Form 10-K
period 1993-12-31
USX CORP
filed 1994-03-15
CIK 101778

                                                                            1993
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
(MARK ONE)                   WASHINGTON, D.C.  20549

  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM _____________ TO _____________
                         COMMISSION FILE NUMBER 1-5153
                                USX CORPORATION
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         25-0996816
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                  600 GRANT STREET, PITTSBURGH, PA 15219-4776
                    (Address of principal executive offices)
                            TEL. NO. (412) 433-1121
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:*

======================================================================================================================
                                                 TITLE OF EACH CLASS
- - ----------------------------------------------------------------------------------------------------------------------
        USX--MARATHON GROUP                                          ZERO COUPON CONVERTIBLE SENIOR DEBENTURES
          COMMON STOCK, PAR VALUE $1.00                                DUE 2005
        USX--U. S. STEEL GROUP                                       7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2017
          COMMON STOCK, PAR VALUE $1.00                              5-3/4% CONVERTIBLE SUBORDINATED
        USX--DELHI GROUP COMMON STOCK, PAR VALUE $1.00                 DEBENTURES DUE 2001
        ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK                   4-5/8% SUBORDINATED DEBENTURES DUE 1996
         (STATED VALUE $50.00 PER SHARE)                             8-7/8% NOTES DUE 1997
        6.50% CUMULATIVE CONVERTIBLE PREFERRED                       8-3/4% Cumulative Monthly Income Preferred Shares,
          (LIQUIDATION PREFERENCE $50.00 PER SHARE)                     Series A (Liquidation Preference $25 per share)**
- - ----------------------------------------------------------------------------------------------------------------------

     OBLIGATIONS OF MARATHON OIL COMPANY, A WHOLLY OWNED SUBSIDIARY OF THE
                                 REGISTRANT***

- - ----------------------------------------------------------------------------------------------------------------------
      8-1/2% SINKING FUND DEBENTURES DUE 2000                        9-3/4% GUARANTEED NOTES DUE 1999
      8-1/2% SINKING FUND DEBENTURES DUE 2006                        7% GUARANTEED NOTES DUE 2002
======================================================================================================================

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS. YES . . X . . . NO . . . . . .

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (#229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES AS OF FEBRUARY 28, 1994: $8.2 BILLION. THE AMOUNT SHOWN IS BASED ON THE CLOSING PRICES OF THE REGISTRANT'S COMMON STOCKS ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON THAT DATE. SHARES OF COMMON STOCK HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT ARE NOT INCLUDED IN THE COMPUTATION. HOWEVER, THE REGISTRANT HAS MADE NO DETERMINATION THAT SUCH INDIVIDUALS ARE "AFFILIATES" WITHIN THE MEANING OF RULE 405 UNDER THE SECURITIES ACT OF 1933.

THERE WERE 286,581,539 SHARES OF USX--MARATHON GROUP COMMON STOCK, 75,387,442 SHARES OF USX--U. S. STEEL GROUP COMMON STOCK AND 9,343,567 SHARES OF USX--DELHI GROUP COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 1994.

DOCUMENTS INCORPORATED BY REFERENCE:

     PROXY STATEMENTS DATED APRIL 13, 1992 AND MARCH 18, 1994 FOR THE 1992 AND 1994 ANNUAL MEETINGS OF STOCKHOLDERS.

- - ---------------
   * THESE SECURITIES ARE LISTED ON THE NEW YORK STOCK EXCHANGE. IN ADDITION, THE COMMON STOCKS ARE LISTED ON THE MIDWEST STOCK EXCHANGE.

  **  ISSUED BY USX CAPITAL LLC, A WHOLLY OWNED SUBSIDIARY OF THE REGISTRANT.

 *** ALL OF THE LISTED OBLIGATIONS OF MARATHON OIL COMPANY HAVE BEEN GUARANTEED BY THE REGISTRANT.

                                     INDEX

PART I
               NOTE ON PRESENTATION . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

   Item 1.     BUSINESS
                     USX CORPORATION  . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .          4
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .         21
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32
   Item 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42
   Item 3.     LEGAL PROCEEDINGS
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .         42
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .         43
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         48
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . .         49

PART II

   Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . .         50
   Item 6.     SELECTED FINANCIAL DATA
                     USX CONSOLIDATED   . . . . . . . . . . . . . . . . . . . . . . . . .         52
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .         54
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .         55
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56
   Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                     USX CONSOLIDATED   . . . . . . . . . . . . . . . . . . . . . . . . .       U-36
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .       M-23
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .       S-23
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       D-21
   Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     USX CONSOLIDATED   . . . . . . . . . . . . . . . . . . . . . . . . .        U-1
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .        M-1
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .        S-1
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        D-1
   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . .         57

PART III

   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . .         59
   Item 11.    MANAGEMENT REMUNERATION  . . . . . . . . . . . . . . . . . . . . . . . . .         60
   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60
   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . .         60

PART IV

   Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64

NOTE ON PRESENTATION

         USX Corporation ("USX" or the "Corporation") is a diversified company which is principally engaged in the energy business through its Marathon Group, in the steel business through its U. S. Steel Group and in the gas gathering and processing business through its Delhi Group. USX has three classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock"), USX-U. S. Steel Group Common Stock ("Steel Stock") and USX-Delhi Group Common Stock ("Delhi Stock"). The Marathon Stock, Steel Stock and Delhi Stock are intended to provide stockholders with separate securities reflecting the performance of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively, without diminishing the benefits of remaining a single corporation or restricting future restructuring options.

         USX continues to include consolidated financial information in its periodic reports required by the Securities Exchange Act of 1934, in its annual shareholder reports and in other financial communications. The consolidated financial statements are supplemented with separate financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, together with the related Management's Discussion and Analyses, descriptions of business and other financial and business information to the extent such information is required to be presented in the report being filed. The financial information of the Marathon Group, the U. S. Steel Group and the Delhi Group, taken together, includes all accounts which comprise the corresponding consolidated financial information of USX.

         For consolidated financial reporting purposes, USX's reportable industry segments correspond with its three groups. The attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of Marathon Stock, Steel Stock and Delhi Stock are holders of common stock of USX and continue to be subject to all of the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the groups which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group, the U. S. Steel Group and the Delhi Group financial information.

         For information regarding accounting matters and policies affecting the Marathon Group, the U. S. Steel Group and the Delhi Group financial statements, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 1. Basis of Presentation" and "- 3. Corporate Activities" for each respective group. For information regarding dividend limitations and dividend policies affecting holders of Marathon Stock, Steel Stock and Delhi Stock, see "Market for Registrant's Common Equity and Related Stockholder Matters".

                                     PART I

ITEM 1.  BUSINESS

USX CORPORATION

         USX Corporation was incorporated in 1901 and is a Delaware corporation. Executive offices are located at 600 Grant Street, Pittsburgh, PA 15219-4776. The terms "USX" and "Corporation" when used herein refer to USX Corporation or USX Corporation and its subsidiaries, as required by the context.

INDUSTRY SEGMENTS

         For consolidated reporting purposes, USX's reportable industry segments correspond with its three groups. A description of the groups and their products and services is as follows:

         o The Marathon Group is engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products.

         o The U. S. Steel Group includes U. S. Steel, one of the largest integrated steel producers in the United States, which is primarily engaged in the production and sale of a wide range of steel mill products, coke, and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, leasing and financing activities, and a majority interest in a titanium metal products company.

         o The Delhi Group is engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. Data with respect to the Delhi Group for periods prior to October 2, 1992, represent the historical financial data of the businesses included in the Delhi Group. Such data for periods prior to that date are included in the Marathon Group.

         With respect to the number of active employees reported for each of the groups, USX Headquarters employees, whose functions are of a corporate nature not directly attributable to a specific group, are excluded from the total number of employees reported for each group. The total number of such USX Headquarters employees at year-end was 292 in 1993, 364 in 1992 and 507 in 1991. The reduction in total number of such employees between 1991 and 1993 primarily reflected a reorganization in August 1992 which resulted in certain USX Headquarters employees being reclassified as U. S. Steel Group employees.

         Below is a three-year summary of financial highlights for the groups.

                                                        OPERATING
                                                          INCOME            ASSETS
                                            SALES       (LOSS)(a)       (AT YEAR-END)
                                            -----        --------       -------------
                 (MILLIONS)
                 Marathon Group (b)
                      1993  . . . . .       $11,962      $  169           $10,806
                      1992  . . . . .        12,782         304            11,141
                      1991  . . . . .        13,975         358            11,644

                 U. S. Steel Group
                      1993  . . . . .       $ 5,612      $ (149)          $ 6,616
                      1992  . . . . .         4,919        (241)            6,251
                      1991  . . . . .         4,864        (617)            5,627

                 Delhi Group (c)
                      1993  . . . . .       $   535      $   36           $   580
                      1992  . . . . .           458          33               565
                      1991  . . . . .           423          31               584

- - --------------------
(a) Included the following: a $342 million charge related to the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad, for the U. S. Steel Group in 1993; restructuring charges of $42 million, $10 million and $402 million for the U. S. Steel Group in 1993, 1992 and 1991, respectively; restructuring charges of $115 million and $24 million for the Marathon Group in 1992 and 1991, respectively; and inventory market valuation charges (credits) for the Marathon Group of $241 million, $(62) million and $260 million in 1993, 1992 and 1991, respectively.
(b) Included sales and operating income for the businesses comprising the Delhi Group for periods prior to October 2, 1992, and assets related to the businesses comprising the Delhi Group at year-end 1991.
(c) Data presented for periods prior to October 2, 1992, reflect the combined historical financial information for the businesses comprising the Delhi Group. Data presented for periods beginning on or subsequent to October 2, 1992, reflect the financial information for the businesses of the Delhi Group as well as the effects of the capital structure of the Delhi Group determined by the Board of Directors in accordance with the USX Certificate of Incorporation; and a portion of the corporate assets and liabilities and related transactions which are not separately identified with the ongoing operating units of USX.

MARATHON GROUP

         The Marathon Group includes Marathon Oil Company ("Marathon") and certain other USX subsidiaries. The Marathon Group is engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Marathon Group sales (excluding sales from businesses now included in the Delhi Group) as a percentage of USX consolidated sales were 66% in 1993, 69% in 1992 and 72% in 1991. Prior to October 2, 1992, the Marathon Group also included the businesses of Delhi Gas Pipeline Corporation and certain other USX subsidiaries engaged in the purchasing, gathering, processing, transporting and marketing of natural gas which are now included in the Delhi Group. The Marathon Group financial data for the periods prior to October 2, 1992, include the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group. Beginning October 2, 1992, the financial statements of the Marathon Group do not include the financial position, results of operations and cash flows for the businesses of the Delhi Group except for the financial effects of the Retained Interest. For a further discussion of the Retained Interest, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 3. Corporate Activities - Common stock transactions" for the Marathon Group.

         The following table summarizes Marathon Group sales for each of the last three years:

         SALES
                                                                 1993         1992          1991
                                                                 ----         ----          ----
         (MILLIONS)
         Refined Products and Merchandise . . . . . . . .      $ 6,561      $ 6,629       $ 6,969
         Crude Oil and Condensate . . . . . . . . . . . .          567          764         1,051
         Natural Gas  . . . . . . . . . . . . . . . . . .          607          581           656
         Natural Gas Liquids  . . . . . . . . . . . . . .           60           68            77
         Gas Gathering and Processing . . . . . . . . . .           --          310           439
         Transportation, Drilling and Other . . . . . . .          222          238           181
         Matching Buy/Sell Transactions (a) . . . . . . .        2,018        2,537         2,940
         Excise Taxes (b) . . . . . . . . . . . . . . . .        1,927        1,655         1,662
                                                               -------      -------       -------
         TOTAL SALES . . . . . . . . . . . . . . . . . . .     $11,962      $12,782       $13,975
                                                               =======      =======       =======

- - --------------------
(a) Consists of sales of crude oil and refined products which are offset in cost of sales by costs of matching purchases of corresponding volumes, resulting in no effect on income. Buy/sell transactions are settled in cash.
(b) Included in both sales and operating costs, resulting in no effect on income.

         The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Based on 1992 worldwide liquid hydrocarbon and natural gas production, as compiled by Oil & Gas Journal, Marathon ranked 13th among U.S. based petroleum corporations. Marathon believes it has 28 primary U.S. based exploration and production competitors, and a much larger number worldwide. Marathon must also compete with these and many other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based on the U. S. Department of Energy's PETROLEUM SUPPLY ANNUAL for 1992, which is the most recent year for which such information is available and which was published prior to the 1993 temporary idling of Marathon's 50,000 barrel per day Indianapolis refinery, Marathon ranked seventh among U. S. petroleum corporations on the basis of crude oil refining capacity. In addition, Marathon ranked tenth in refined product sales based on 1992 data published by NATIONAL PETROLEUM NEWS. Marathon competes in three separate markets for the sale of refined products. Marathon believes that it competes with primarily 37 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; nine refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 1,000 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through its retail market outlets.

         The Marathon Group's operating results are affected by price changes in crude oil, natural gas and petroleum products as well as changes in competitive conditions in the markets it serves. Generally, operating results from production operations benefit from higher crude oil and natural gas prices while refining and marketing margins may be adversely affected by crude oil price increases, depending upon market conditions.

         The total number of active Marathon Group employees at year-end was 21,914 in 1993, 22,509 in 1992 and 24,352 in 1991. The reduction in the total number of employees between 1991 and 1993 reflected the exclusion in 1992 of employees of the businesses of the Delhi Group, the consolidation of several production and marketing offices, the closing of marginal retail outlets, the temporary idling of Marathon's Indianapolis refinery in 1993 and improved operating efficiencies. In addition, Marathon implemented early retirement and termination programs which resulted in the reduction of nearly 500 employees during 1992.

         Certain Marathon hourly employees at two of its four operating refineries and various other locations are represented by labor unions. Such employees at the Detroit refinery are represented by the International Brotherhood of Teamsters under a labor agreement which will expire on November 15, 1994. Such employees at the Texas City refinery are represented by the Oil, Chemical and Atomic Workers Union under a labor agreement which expires on March 31, 1996.

OIL AND NATURAL GAS EXPLORATION AND DEVELOPMENT

         Marathon is currently conducting exploration and development activities in 16 countries, including the United States. Principal exploration activities are in the United States, Australia, the United Kingdom, Ireland, Bolivia, Gabon, Tunisia, Egypt and the Netherlands. Principal development activities are in the United States, the United Kingdom, Indonesia, the Netherlands, Ireland, Norway and Egypt.

         Exploration activities during 1993 resulted in discoveries in the United Kingdom, Egypt and the United States (both onshore and the Gulf of Mexico).

         The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share as the context requires):

NET PRODUCTIVE AND DRY WELLS COMPLETED (a)

                                                 1993               1992                1991
                                                 ----               ----                ----
Development                                 PROD.     DRY      PROD.     DRY       PROD.      DRY
                                            -----     ---      -----     ---       -----      ---
         United States (b)  . . . . .        104        2         28       1         103        6
         Europe . . . . . . . . . . .          1       --         --       1           2       --
         Middle East and Africa . . .          2       --          3       1          --       --
                                            ----     ----       ----    ----        ----     ----
TOTAL . . . . . . . . . . . . . . . .        107        2         31       3         105        6
                                            ====     ====       ====    ====        ====     ====

Exploratory
         United States  . . . . . . .         11       12         29      12          42       25
         Europe . . . . . . . . . . .          1        1          1       1           1        2
         Middle East and Africa . . .          1        1          3      10          --        1
         Other International  . . . .         --        4         --       4          --        1
                                            ----     ----       ----    ----        ----     ----
TOTAL . . . . . . . . . . . . . . . .         13       18         33      27          43       29
                                            ====     ====       ====    ====        ====     ====

- - --------------------
(a) Includes the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.
(b) The fluctuations between years primarily reflected a reduction in domestic drilling activity in 1992 followed by increased activity in 1993.

UNITED STATES

         Exploration wells completed in the United States during 1993 totaled 32 gross wells (23 net wells) consisting of wildcat and delineation wells. Principal domestic exploration and development activities were in the U. S. Gulf of Mexico and the states of Texas, Louisiana, Oklahoma and Wyoming.

         Exploration expenses during the three years ended December 31, 1993, totaled $240 million in the United States, of which $60 million was incurred in 1993. Development expenditures during the three years ended December 31, 1993, totaled $543 million in the United States, of which $233 million was incurred in 1993.

         The following is a summary of recent, significant exploration and development activity in the United States including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

         Platform fabrication begun in 1992 to develop the Ewing Bank 873 Block in the Gulf of Mexico was approximately 70% completed by year-end 1993. The Ewing Bank 873 discovery well was drilled in early 1991 and tested at 2,400 gross barrels per day ("bpd"). Three delineation wells were completed in 1992 establishing an oil column of 2,300 feet. First production is planned for late 1994 and is expected to peak at 27,000 gross bpd of oil and 18 gross million cubic feet per day ("mmcfd") of gas. Marathon is the operator and has a 66.7% working interest in this development which is located in 775 feet of water.

         Development options are being evaluated for an exploratory well drilled in 1993. The well was drilled in 1,900 feet of water at Ewing Bank 1006, located ten miles south of Ewing Bank 873. The well encountered 77 feet of oil sand and tested at a rate of 1,200 gross bpd of oil and 0.7 gross mmcfd of natural gas. Marathon is the operator and has a 33.3% working interest in the well.

         Initial development drilling was completed on South Pass 86 Platform "C" in 1993. A total of seven wells were producing at December 31, 1993. Production in 1993 averaged 7,100 gross bpd of oil and 34 gross mmcfd of natural gas. Natural gas production is expected to be maintained at about the 1993 level until the year 2000, then rise to a peak of approximately 70 gross mmcfd. Marathon is the operator and has a 25% working interest in this property.

         At South Pass 87, drilling in 1992 and 1993 confirmed the presence of gas and condensates with an associated oil reservoir discovered in 1991. The total hydrocarbon column is approximately 2,500 feet. The No. 4 well was tested in 1992 at a rate of 2,590 gross bpd of oil and 4.6 gross mmcfd of gas. Two delineation wells drilled in early 1994 from the South Pass 87 template to bottom hole locations on West Delta Block 128 and South Pass Block 88, encountered 222 feet and 60 feet of net gas/condensate pay, respectively. An additional well is planned for 1994. Fabrication of "platform D" is scheduled to commence in 1994 and first production is planned for 1995. Marathon is the operator and has a 33.3% working interest in South Pass 87, which is located in 375 feet of water, and a 50% working interest in West Delta 128 and South Pass 88.

         In 1992, Marathon announced that a discovery well drilled on South Marsh Island Block 192, offshore Louisiana encountered 65 feet of net gas pay. A subsea completion is tentatively scheduled by the third-party operator for late 1994 with first production in early 1995. Marathon has a 33.3% working interest in this block, which is located in 394 feet of water.

         In the first quarter of 1993, Marathon drilled two successful gas wells in East Texas. The Lewis #1 well found 57 feet of net gas and condensate pay in multiple zones. The timing of initial sales from the well is contingent upon the construction of a necessary treatment facility and further development of the area. The Poth #1 well found over 300 feet of net gas pay in the Cotton Valley. Initial sales from this well totaled 21 gross mmcfd. Additional three dimensional seismic data is being acquired in preparation for drilling in this area in 1994. Marathon has a 100% working interest in both of these discoveries.

         In 1993, Marathon drilled 11 gross horizontal wells (11 net wells) in the Austin Chalk formation, of which 9 were commercially productive.

         During 1993, development activities in northern Louisiana and southern Arkansas continued with the drilling of seven gross wells (five net wells) in the established Shongaloo/Red Rock, Haynesville and Springhill Fields. Gas cycling projects were commenced in the Shongaloo/Red Rock Field in 1991 and the Haynesville Field in mid-1992, to enhance ultimate recovery.

         Contract Drilling--FWA Drilling Company, Inc. owns 28 onshore rotary drilling rigs operating in the state of Texas.

INTERNATIONAL

         In 1993, Marathon drilled 13 gross wildcat and delineation wells (7 net wells) in seven countries. Of the 13 wells, 3 encountered hydrocarbons: 2 in the United Kingdom and 1 in Egypt. Significant net exploration acreage was obtained by Marathon during 1993 in the United Kingdom (269,687 acres), Ireland (178,055 acres) and Egypt (41,143 acres).

         Marathon's expenses for international oil and natural gas exploration activities during the three years ended December 31, 1993, totaled $256 million, of which $85 million was incurred in 1993. Marathon's international development expenditures during the three years ended December 31, 1993, totaled $1.1 billion, of which $319 million was incurred in 1993. Development expenditures during this three-year period included $696 million for the development of the East Brae Field and construction of the Scottish Area Gas Evacuation ("SAGE") system. Marathon expects continued expenditures on international projects.

         U. K. NORTH SEA--Marathon is continuing its development of the Brae area in the United Kingdom sector of the North Sea where it is the operator and owns a 41.6% revenue interest in the South, Central and North Brae Fields and a 39.1% revenue interest in the East Brae Field. Marathon has interests in 28 blocks in the U.K. North Sea.

         A 1992 appraisal well of the 1987 Middle Jurassic Beinn gas condensate discovery has been the subject of a U.K. Government approved production test since December 1992. A second delineation/development well was drilled in 1993 to the Beinn reservoir, and was initially completed in the shallower, Upper Jurassic formation adjacent to the North Brae field. Following depletion of that reservoir, the well will be completed as a Beinn development well. Marathon began drilling a third Beinn delineation/development well in late
1993 which is scheduled for completion in 1994. Formal U.K. Government approval to develop the field was received in February 1994. Marathon has a 41.6% revenue interest in these discoveries. See "Oil and Natural Gas Production - International - North Sea" for a description of Brae production operations.

         East Brae is a gas condensate field and the largest field yet discovered by Marathon in the Brae area. Liquid hydrocarbon production commenced in late December 1993 and is expected to reach 115,000 gross bpd by late 1994. Gross estimated reserves exceed 300 million barrels of liquids and
1.5 trillion cubic feet ("tcf") of natural gas. Marathon classified its share of these reserves as proved in 1990. The East Brae design and development program is projected to require a gross investment of $1.5 billion, of which Marathon's share is $620 million, 90% of which was expended as of December 31, 1993.

         Participation in the SAGE system will provide pipeline transportation for Brae gas. The Brae group owns 50% of SAGE, which will have a wet gas capacity of 1.2 gross billion cubic feet ("bcf") per day. The other 50% is owned by the Beryl group which operates the system. The 30-inch pipeline will connect the Brae and Beryl Fields to a gas processing terminal at St. Fergus in northeast Scotland. Construction of the Brae phase of this project is complete and commissioning of gas processing facilities will be concluded in 1994. Gross project costs approximate $1.2 billion, of which Marathon's share is approximately $280 million. Marathon has entered into agreements for the sale of more than 1.1 gross tcf of Brae area gas (615 net bcf). As a result, approximately 205 gross mmcfd (112 net mmcfd ) will be supplied under separate gas contracts to U.K. utilities over 15 years, commencing in late 1994.

         EGYPT--Marathon has rejoined a Nile Delta exploration effort by agreeing to a three well drilling program. The first of these wells was a successful exploration well drilled and tested in 1993 on the Abu Madi West Development Lease seven miles northwest of Marathon's joint-interest El Qar'a Gas Field. The well's production potential and opportunities for delineation are being evaluated. Marathon has a 25% working interest in the El Qar'a Northwest discovery. Also in the Nile Delta area, contract negotiations are underway for exploration of the 840,000 acre El Manzala Block.

         RUSSIA--During 1993, significant progress was made on the Sakhalin project. An international consortium, led by Marathon, neared completion of negotiations on a Production Sharing Contract for the development of the Lunskoye gas field and the Piltun-Astokhskoye oil field. Marathon has a 30% equity interest in the consortium. It is anticipated that the consortium will form a joint venture company which is expected to sign the Production Sharing Contract in 1994. Any commitment of the joint venture company will be conditioned upon the adoption of a set of laws, regulations and permits by the necessary Russian authorities such that the Production Sharing Contract would essentially have the force of law. The proposed Production Sharing Contract initially provides for appraisal periods of 2 to 3 years for the oil field and 3 to 5 years for the gas field. According to Russian experts, these two fields contain reserves of 750 million barrels of oil and condensate and 14 tcf of natural gas.

         INDONESIA--On December 31, 1992, the Plan of Development ("POD")for the Kakap KRA and KG oil fields in the South China Sea was approved by the Indonesian Government. This project will develop an estimated 50 million gross barrels of oil through existing infrastructure. A contract was awarded in November 1993 for the engineering, construction and installation of the platforms, facilities and pipelines along with connection to existing production facilities in the Kakap Block. First oil is anticipated in April 1995 and production is expected to peak at an estimated 50,000 gross bpd of oil later that year. Marathon is the operator and has a 37.5% working interest in this development.

         IRELAND--In 1993, Marathon drilled the second and third wells in a seven well exploratory drilling program required by a 1991 agreement between Marathon and the Irish Government. None of the wells drilled to date encountered commercial quantities of hydrocarbons.

         BOLIVIA--Marathon earned, subject to government approval, a 50% working interest in a six million acre concession in Bolivia by completing a seismic program in 1993. The first exploratory well is tentatively scheduled for late 1994.

         AUSTRALIA--During 1993, Marathon continued an exploration program in two blocks in Zone-of-Cooperation "A" located between Indonesia and Australia in the Timor Gap. An exploratory drilling program is currently planned for 1994 in both blocks.

         TUNISIA--Marathon plans to drill three exploratory wells in 1994, two in the Grombalia Block and one in the Cap Bon Block.

         GABON--Marathon began work on the Kowe permit (offshore block F-89) awarded in 1992. A seismic program was conducted during 1993 in anticipation of a one well drilling program in late 1994. Marathon has a 75% working interest in the block which is located approximately 90 miles southeast of Port Gentil.

         SYRIA--Marathon is awaiting approval of a POD submitted to the Syria Petroleum Company in May 1993, for the development of Marathon's gas reserves in the Palmyra Block. Negotiation of a gas sales agreement would be required following approval of the POD.

         NETHERLANDS--Marathon, through its 50% equity interest in CLAM Petroleum Company ("CLAM"), drilled one well during 1993 in Block K11 in the Netherlands North Sea. Two additional wells are planned for 1994, one in Block E18 which was awarded in 1993 and one in Block L13 in the existing joint development area.

         The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage held as of December 31, 1993:

GROSS AND NET ACREAGE

                                                                                      DEVELOPED &
                                      DEVELOPED              UNDEVELOPED              UNDEVELOPED
                                      ---------              -----------              -----------
                                    GROSS     NET          GROSS        NET          GROSS      NET
                                    -----     ---          -----        ---          -----      ---
    (THOUSANDS OF ACRES)
    United States . . . . . .      2,839     1,109         2,842      1,624         5,681      2,733
    Europe  . . . . . . . . .        403       292         2,215      1,388         2,618      1,680
    Middle East and Africa  .         72        34        45,369     15,715        45,441     15,749
    Other International   . .        401       150        13,796      9,596        14,197      9,746
                                  ------    ------        ------     ------        ------     ------
    TOTAL   . . . . . . . . .      3,715     1,585        64,222     28,323        67,937     29,908
                                  ======    ======        ======     ======        ======     ======

RESERVES

         Estimated quantities of net proved oil and gas reserves at the end of each of the last three years are summarized in the table presented below. Reports have been filed with the U.S. Department of Energy ("DOE") for the years 1992 and 1991 disclosing the year-end estimated oil and gas reserves. A similar report will be filed for 1993. The year-end estimates reported to the DOE are the same as the estimates reported herein. For additional information regarding oil and gas reserves see "Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves".

NET PROVED OIL AND GAS RESERVES AT DECEMBER 31

                                               DEVELOPED                  DEVELOPED & UNDEVELOPED
                                      --------------------------        --------------------------
                                      1993       1992       1991        1993       1992       1991
                                      ----       ----       ----        ----       ----       ----
(MILLIONS OF BARRELS)
Crude Oil, Condensate and
Natural Gas Liquids
    United States   . . . . . .         494       495        514         573        576        597
    Europe  . . . . . . . . . .         221        97        108         230        230        233
    Middle East and Africa (a)           22        19          6          22         26         27
    Other International   . . .           7         8         11          17         16         11
                                        ---       ---        ---         ---        ---        ---
TOTAL . . . . . . . . . . . . .         744       619        639         842        848        868
                                        ===       ===        ===         ===        ===        ===

(BILLIONS OF CUBIC FEET)
Natural Gas
    United States   . . . . . .       1,391     1,523      1,713       2,044      2,099      2,267
    Europe  . . . . . . . . . .       1,566     1,020      1,089       1,619      1,673      1,708
    Middle East and Africa (a)           58        52         --          60         52         59
    Other International   . . .          25        42         43          25         42         43
                                      -----     -----      -----       ------     -----      -----
         Total Consolidated . .       3,040     2,637      2,845       3,748      3,866      4,077
    Equity Share in CLAM (b)  .          95        95        125         153        164        181
                                      -----     -----      -----       -----      -----      -----
TOTAL . . . . . . . . . . . . .       3,135     2,732      2,970       3,901      4,030      4,258
                                      =====     =====      =====       =====      =====      =====

- - --------------------
(a) Proved developed reserves located in Libya have been excluded. See "Financial Statements and Supplementary Data - Notes to Financial Statements - 26. Contingencies and Commitments - Libyan operations" for the Marathon Group.
(b) For a description of CLAM, see "Oil and Natural Gas Production - International - North Sea" below.

         At December 31, 1993, the Marathon Group's combined net proved reserves of liquid hydrocarbons and natural gas were approximately 1.5 billion barrels of oil equivalent, of which approximately 85% were proved developed reserves and 15% were proved undeveloped reserves. (Natural gas reserves are converted to barrels of oil equivalent using a conversion factor of six
thousand cubic feet ("mcf") of natural gas to one barrel of oil.)    Net proved
reserves are located principally in the United States, the U.K. North Sea, the Irish Celtic Sea, the Norwegian North Sea and North Africa. Liquid hydrocarbons represented approximately 57% of combined net proved reserves.

OIL AND NATURAL GAS PRODUCTION

         The following tables set forth net production of crude oil, condensate and natural gas liquids, and natural gas by geographic area for each of the last three years:

                                                                1993             1992             1991
                                                                ----             ----             ----
NET CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS PRODUCTION
(THOUSANDS OF BARRELS PER DAY)
United States (a) . . . . . . . . . . . . . . . . . . .          111              118              127
International (b) -- Europe . . . . . . . . . . . . . .           26               36               44
                  -- Middle East and Africa . . . . . .           16               13               12
                  -- Other  . . . . . . . . . . . . . .            3                7               12
                                                               -----            -----            -----
             Total International  . . . . . . . . . . .           45               56               68
                                                               -----            -----            -----
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .          156              174              195
                                                               =====            =====            =====

NET NATURAL GAS PRODUCTION
(MILLIONS OF CUBIC FEET PER DAY)
United States (a) . . . . . . . . . . . . . . . . . . .          529              593              689
International -- Europe . . . . . . . . . . . . . . . .          356              326              336
              -- Middle East and Africa . . . . . . . .           17               12               --
                                                               -----            -----            -----
           Total International  . . . . . . . . . . . .          373              338              336
                                                               -----            -----            -----
           Total Consolidated . . . . . . . . . . . . .          902              931            1,025
Equity Share in CLAM (c)  . . . . . . . . . . . . . . .           35               41               49
                                                               -----            -----            -----
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .          937              972            1,074
                                                               =====            =====            =====

- - ----------------------
(a) Amounts include production from leasehold and plant ownership, after interest of others and after royalties.
(b) Amounts represent equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(c) For a description of CLAM, see "International - North Sea" below.

         Marathon is currently producing crude oil and/or natural gas in eight countries, including the United States. Marathon's 1993 liquid hydrocarbon production averaged 156,000 net bpd, down 18,000 net bpd from the prior year. The domestic decline of 7,000 net bpd largely reflected natural declines and property sales. The 11,000 net bpd decline in international production was primarily attributable to natural declines at the North, South and Central Brae Fields in the U.K. sector of the North Sea and a required four-week shut-in of Brae operations for maintenance of third-party platforms and pipelines. An increase in domestic production is expected in 1994 and 1995 attributable to offshore U. S. Gulf Coast projects, while previously mentioned declines in international production will be more than offset by new U.K. East Brae production (which commenced in late December 1993), along with planned new production from the Indonesia KRA/KG development.

         Natural gas production, including Marathon's equity share of CLAM's production, averaged 937 net mmcfd for 1993. Net natural gas production in the U.S. declined by 11% in 1993 as a result of asset sales and natural declines, but is expected to remain stable at least through 1995 as natural declines are offset by increased drilling activity. International natural gas production increased by 10% in 1993 with further increases expected in 1994 and 1995 primarily due to Brae area gas sales which are contracted to commence in the fourth quarter of 1994.

UNITED STATES

         Approximately 71% of Marathon's 1993 worldwide liquid hydrocarbon production and equity liftings and 56% of worldwide natural gas production were from domestic operations. The principal domestic producing areas are located in Texas, Wyoming, the U.S. Gulf of Mexico and Alaska.

         TEXAS--Marathon owns a 49.48% working interest in, and is the operator of, the Yates Field Unit, one of the largest fields in the United States. Marathon's 22,000 net bpd of 1993 liquid hydrocarbon production from the Yates Field and Gas Plant accounted for 20% of Marathon's total U.S. production. The field's average annual production declined less than 3% during 1993, which was the first year since 1985 that the field's production rate at year-end exceeded the production rate at the beginning of the year. The field's average annual production declined by 9% in 1992, 8% in 1991 and 19% in 1990. Marathon continues to apply new technologies in the Yates Field to further extend production life and maximize oil recovery and profitability.

         WYOMING--Since operations began in 1912, Marathon has produced over one billion gross barrels of oil in the state and was the leading oil producer in 1993. Production for 1993 averaged 27,200 net bpd representing 25% of Marathon's total U.S. liquid hydrocarbon production. Continuing development of mature fields such as Oregon Basin, the state's largest oil producing field, combined with developments in other fields have offset most recent production declines. Marathon continues to apply enhanced recovery and reservoir management programs and cost containment efforts to maximize oil recovery and profitability.

         GULF OF MEXICO--During 1993, Marathon produced 10,500 net bpd of liquid hydrocarbons and 99 net mmcfd of natural gas in the U.S. Gulf of Mexico, representing a 9% increase in liquid hydrocarbon production and a 25% decline in natural gas production from the prior year. Approximately 50% of the decline in natural gas production was due to property sales. At year-end 1993, Marathon held working interests in 14 fields producing from 31 platforms, 23 of which Marathon operates. The Gulf of Mexico remains an area of prime importance to Marathon with new production platforms planned for the Ewing Bank 873 Field in 1994 and the South Pass 87 development in 1995. See "Oil and Natural Gas Exploration and Development -- United States" above.

         ALASKA--Marathon has interests in seven of the 15 drilling and production platforms in the Cook Inlet, and operates four of the platforms . The McArthur River Field, located in the Cook Inlet, continues to be Marathon's largest field in Alaska. In 1993, the Steelhead platform, the largest platform in Cook Inlet, produced an average of 152 gross mmcfd of natural gas, a decline of 11% from the prior year due primarily to reduced demand. Development drilling in the McArthur River Field, in which Marathon has a 51% working interest, is planned to continue in 1994.

INTERNATIONAL

         Interests in liquid hydrocarbon and/or natural gas production are held in the U.K. North Sea, Ireland, the Norwegian North Sea, Indonesia, Tunisia and Egypt. In addition, Marathon has an equity interest in the Netherlands North Sea.

         NORTH SEA--Marathon's crude oil and natural gas liquids liftings from the North, South and Central Brae Fields for 1993 averaged 23,300 net bpd compared with 34,400 net bpd in 1992. Liftings for 1993 from the maturing South Brae Field averaged 4,200 net bpd compared with 5,200 net bpd in 1992 and 8,400 net bpd in 1991. The South Brae platform also serves as a vital link in generating third-party pipeline tariff revenue. To date, production from seven third-party fields is contracted to the Brae pipeline system. Five of the fields are currently onstream, one is expected to be placed onstream in 1994 and another is scheduled to be brought on in 1996.

         North Brae is a maturing gas condensate field and continues to be developed using the gas cycling technique. This technique separates natural gas liquids and returns the dry gas to the reservoir for pressure maintenance, increasing the overall liquids recovery. During 1993, liftings, including production from the previously mentioned Beinn discovery processed by North Brae facilities, totaled 14,100 net bpd compared with 21,600 net bpd and 28,400 net bpd in 1992 and 1991, respectively.

         Central Brae is a multi-well subsea development tied to South Brae facilities. Liftings averaged 5,000 net bpd in 1993 compared with 7,600 net bpd in 1992 and 5,300 net bpd in 1991.

         East Brae production commenced in late December 1993 and is expected to reach 115,000 gross bpd (45,000 net bpd) late 1994.

         Marathon holds an interest in the V-Fields gas development in the Southern Basin of the U.K. North Sea. Marathon's sales from the V-Fields averaged 22 net mmcfd in 1993 compared with 18 net mmcfd in 1992 and 33 net mmcfd in 1991. The changes in average equity production during the three-year period primarily reflected fluctuations in customer demand.

         In the Norwegian North Sea, Marathon has a 24% working interest in the Heimdal Field with sales of 75 net mmcfd of natural gas and 2,000 net bpd of condensate in 1993.

         Marathon's 50% equity interest in CLAM, a natural gas and gas liquids producer in the Netherlands North Sea, provides a 6% entitlement in the production of 16 gas fields which provided sales of 35 net mmcfd of natural gas in 1993.

         IRELAND--Marathon owns a 100% working interest in the Kinsale Head and Ballycotton Fields in the Celtic Sea. Combined sales of natural gas averaged 258 net mmcfd, 227 net mmcfd and 230 net mmcfd in 1993, 1992 and 1991, respectively. Four compressors were installed at Kinsale Head, two in each of 1992 and 1993, to increase the deliverability from the fields.

         TUNISIA--Marathon has a 50% working interest in the Belli Field which is located 30 miles southeast of Tunis. Liftings averaged 5,900 net bpd of oil in 1993 compared with 6,500 net bpd in 1992.

         Marathon also owns a 31% interest in the Ezzaouia Field, located 220 miles south of Tunis. Liftings from this field averaged 2,300 net bpd in 1993, a decline of 45% from the prior year due to natural declines.

         INDONESIA--Marathon operates and has a 37.5% working interest in two producing fields (KH and KF) in the Kakap Block in the Natuna Sea. The fields produce into a floating production and storage tanker. Liftings from Marathon's Kakap Block averaged 3,300 net bpd in 1993, a decline of 35% from the prior year primarily reflecting natural declines.

         EGYPT--Marathon has interests in three fields in Egypt. Liftings from the Ashrafi field, in which Marathon has a 50% working interest, averaged 5,500 net bpd of oil in 1993. Marathon has a 25% working interest in the El Qar'a Gas field which had average production of 17 net mmcfd of natural gas and 500 net bpd of liquid hydrocarbons in 1993. Marathon also has a 50% working interest in, and is the operator of, the Gazwarina field which had average 1993 crude oil liftings of 300 net bpd of oil.

         ABU DHABI--Effective December 31, 1993, Marathon relinquished its interest in the Arzanah Oil Field in Abu Dhabi. Liftings from this field averaged 1,800 net bpd of crude oil in 1993.

         The following tables set forth productive wells and drilling wells as of December 31, 1993; and average production costs and sales prices per unit of production for each of the last three years:

GROSS AND NET WELLS

                                                         PRODUCTIVE WELLS (a)
                                                ---------------------------------------
                                                         OIL                 GAS                      DRILLING WELLS (b)
                                                ------------------   ------------------               ------------------
                                                   GROSS       NET   GROSS          NET              GROSS           NET
                                                --------       ---   -----          ---              -----           ---
United States . . . . . . . . . . . . . . . .     16,559     5,917     3,626      1,577                 50            25
Europe  . . . . . . . . . . . . . . . . . . .         26        11        63         26                  1             1
Middle East and Africa (c)  . . . . . . . . .         18         7         7          2                  1            --
Other International . . . . . . . . . . . . .         23         9        --         --                 --            --
                                                  ------    ------    ------     ------               ----          ----
TOTAL . . . . . . . . . . . . . . . . . . . .     16,626     5,944     3,696      1,605                 52            26
                                                  ======    ======    ======     ======               ====          ====

- - -------------------
(a) Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 325. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b)  Consisted of exploration and development wells.
(c) Excluded Libya. See, "Financial Statements and Supplementary Data - Notes to Financial Statements - 26. Contingencies and Commitments - Libyan operations" for the Marathon Group.

AVERAGE PRODUCTION COSTS (a)                           1993            1992             1991
(DOLLARS PER EQUIVALENT BARREL)                        ----            ----             ----
United States (b) . . . . . . . . . . . . . .         $5.45           $3.75            $5.20
International  -- Europe  . . . . . . . . . .          6.15            6.75             6.27
               -- Middle East and Africa  . .          3.36            3.09             5.47
               -- Other . . . . . . . . . . .          7.21            7.02             5.80
ALL SOURCES . . . . . . . . . . . . . . . . .         $5.52           $4.57            $5.51
               -- CLAM  . . . . . . . . . . .         $4.44           $4.49            $3.48

                                                     1993       1992        1991            1993      1992      1991
                                                     ----       ----        ----            ----      ----      ----
AVERAGE SALES PRICES                                   CRUDE OIL AND CONDENSATE               NATURAL GAS LIQUIDS
(DOLLARS PER BARREL)                                   ------------------------               -------------------

United States . . . . . . . . . . . . . . . .      $14.92     $16.89      $17.72          $10.98    $11.88    $13.82
International -- Europe   . . . . . . . . . .       16.80      19.34       19.70           13.41     15.44     16.94
              -- Middle East and Africa   . .       15.55      18.46       17.61           13.65     14.67        --
              -- Other  . . . . . . . . . . .       18.46      20.32       20.98              --        --        --
ALL SOURCES . . . . . . . . . . . . . . . . .      $15.37     $17.66      $18.37          $11.57    $12.96    $14.85

                                                         NATURAL GAS
                                                         -----------
(DOLLARS PER THOUSAND CUBIC FEET)
United States . . . . . . . . . . . . . . . .       $1.94      $1.60       $1.57
International -- Europe   . . . . . . . . . .        1.51       1.76        2.18
              -- Middle East and Africa   . .        1.67       2.02          --
ALL SOURCES . . . . . . . . . . . . . . . . .       $1.77      $1.66       $1.77
              -- CLAM   . . . . . . . . . . .       $2.36      $2.74       $3.07

- - -------------------
(a) Production costs are as defined by the Securities and Exchange Commission and include property taxes, severance taxes and other costs, but exclude depreciation, depletion and amortization of capitalized acquisition, exploration and development costs. Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six mcf of natural gas to one barrel of oil. Certain prior years' data were restated to conform to 1993 reporting practices.
(b) Production costs in 1992 and 1991 were favorably impacted by $1.50 per equivalent barrel and $.24 per equivalent barrel, respectively, for the settlement of prior years' production taxes. Production costs in 1992 excluded the effect of a $115 million restructuring charge relating to the disposition of certain domestic exploration and production properties.

REFINING, MARKETING AND TRANSPORTATION

         Marathon's refining, marketing and transportation ("RM&T") operations are geographically concentrated in the Midwest and Southeast. This regional focus allows Marathon to achieve operating efficiencies between its integrated refining and distribution systems and its marketing operations.

REFINING

         Marathon is a leading domestic petroleum refiner with 620,000 bpd of combined stated crude oil refining capacity. Marathon's refining system operated at 90% of its in-use capacity in 1993.

         The following table sets forth the location and rated throughput capacity of each of Marathon's refineries at December 31, 1993:

                             REFINERY CAPACITY                CRUDE OIL
                                                             THROUGHPUT
                                                              CAPACITY
                                                              --------
                             (BARRELS PER DAY)
                             Garyville, LA  . . . . . . .       255,000
                             Robinson, IL   . . . . . . .       175,000
                             Texas City, TX   . . . . . .        70,000
                             Detroit, MI  . . . . . . . .        70,000
                                                                -------
                             Total in-use   . . . . . . .       570,000
                             Indianapolis, IN (a)   . . .        50,000
                                                                -------
                             TOTAL  . . . . . . . . . . .       620,000
                                                                =======

- - ------------------------
(a)  Temporarily idled in October 1993.

        Marathon's five refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha is moved from Texas City to Robinson where excess reforming capacity is available. Gas oil is moved from Robinson to Detroit, which allows the Detroit refinery to upgrade diesel fuel to gasoline, using excess fluid catalytic cracking unit capacity. Raffinate, a low-octane, low-vapor pressure stream, is moved from Texas City to Robinson, where it is used to maximize production of blend-grade fuels. Light cycle oil is also moved from Texas City to Robinson, for sulfur removal.

        In October 1993, Marathon temporarily idled its 50,000 bpd Indianapolis refinery due to unfavorable plant economics and increased environmental spending requirements. The idling had no adverse impact on Marathon's supply of transportation fuels to its various classes of trade in Indiana or to its Midwest marketing area.

        During 1993, Marathon completed installation of desulfurization facilities at its Detroit, Garyville and Robinson refineries, which enable Marathon to meet the United States Environmental Protection Agency's ("EPA") standards limiting the sulfur content of highway transportation fuels.

        Of the nine cities that will require reformulated gasoline by 1995 under the 1990 Amendments to the Clean Air Act, only two, Chicago and Milwaukee, are in Marathon's marketing area, although other areas may opt into the program. Moreover, an insignificant share of Marathon's sales are in carbon monoxide non-attainment areas where oxygenated fuels were required effective November 1992. Marathon has oxygenate units - methyl tertiary butyl ether ("MTBE") units - at its Detroit and Robinson refineries. See "Environmental Matters" below.

MARKETING

        In 1993, Marathon achieved record refined product sales volumes (excluding matching buy/sell transactions) of 10.4 billion gallons, which reflected an increase of 4% from the previous record in 1992. Excluding sales related to matching buy/sell transactions, wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest and Southeast, accounted for about 61% of Marathon's marketing volume in 1993. Approximately 44% of Marathon's gasoline volumes and 74% of its distillate volumes were sold on a wholesale basis to independent unbranded customers in 1993.

        As of December 31, 1993, Marathon supplied petroleum products to 2,331 Marathon branded retail outlets located primarily in Ohio, Michigan, Indiana, Kentucky and Illinois. Substantially all Marathon branded petroleum products are sold to independent dealers and jobbers. In addition, Marathon branded operations are being expanded into areas in proximity to Marathon's existing terminal and transportation system where new accounts can be supplied at minimal incremental cost. At December 31, 1993, Marathon supplied 195 stations in states outside its traditional branded marketing territory including Tennessee, West Virginia, Virginia, Wisconsin, North Carolina and Pennsylvania.

        Retail sales of gasoline and diesel fuel are also made through limited and self-service stations and truck stops in 15 states. These facilities are operated by a wholly owned subsidiary, Emro Marketing Company ("Emro"), which sells products primarily under the brand names "Speedway", "United", "Bonded", "Cheker", "Gastown", "Wake Up", "Port", "Starvin' Marvin" and "Ecol". A majority of the retail outlets also sell convenience store items. As of December 31, 1993, this subsidiary had 1,568 retail outlets, including 36 retail outlets marketing under the name "Wake Up". Marathon increased its 50% ownership interest in Wake Up Oil Co. to 100% in December 1993. Also, in December 1993, Emro signed a letter of intent to acquire 36 retail outlets in the Greater Chicago and Northern Indiana areas, from a leading independent retailer. The acquisition is expected to be completed in the second quarter of 1994.

        Emro has made substantial progress in streamlining its operations and reducing costs during the three-year period ended December 31, 1993. To enhance profitability, Emro closed 139 marginal outlets during this period. Petroleum product sales volumes have increased slightly over this period, despite the reduced number of outlets. In 1993, Emro sold the assets of a subsidiary, Bosart Co., which consisted primarily of a convenience store distribution warehouse facility in Springfield, OH.

        Emro, through its wholly owned subsidiary, Emro Propane Company, distributes propane to residential heating and industrial consumers through 98 bulk plants (including 42 satellite branches) located in Michigan, Illinois, Ohio and Indiana under the brand names "Fuelgas", "Bonded Propane" and "Emro Propane".

SUPPLY AND TRANSPORTATION

        Marathon obtains nearly 70% of its crude oil feedstocks from North and South America and the balance primarily from the Middle East, the North Sea and West Africa. In 1993, Marathon was a net purchaser of 440,000 bpd of crude oil from both domestic and international sources, including approximately 165,000 bpd obtained from the Middle East.

        Marathon's strategy in acquiring raw materials for its refineries is to obtain supply from secure, long-term sources. Marathon generally sells its international equity production into local markets, but has the ability to satisfy about 80% of its requirements from a combination of its international equity crude and current supply arrangements in the Western Hemisphere.

        Marathon operates a system of terminals, trucks and pipelines to provide crude oil to its refineries and refined products to marketing outlets. Fifty-one terminals are strategically located throughout the Midwest and Southeast, providing petroleum products to its marketing areas. During late 1993 and early 1994, Marathon installed automated fuel dye-injection equipment at 30 of these terminals in order to facilitate the sale of low-sulfur fuel oils for tax-exempt uses. The dye injection equipment was installed to comply with a January 1, 1994, requirement that terminal operators collect and remit federal excise taxes on all fuels suitable for use as on-highway diesel fuel, unless the fuel is dyed to indicate its tax-exempt status.

        In 1993, Marathon sold two tug/barge units totaling approximately 39,000 deadweight tons, which previously served waterborne refined product terminals in the Southeast.

        Marathon, through a wholly owned subsidiary, Marathon Pipe Line Company ("MPLC"), owns and operates, as a common carrier, approximately 1,100 miles of crude oil gathering lines; 1,500 miles of crude oil trunk lines; and 1,500 miles of products trunk lines. MPLC also owns interests in various pipeline systems, including approximately 11% of the Capline system, a large diameter crude pipeline extending from St. James, LA to Patoka, IL. Additionally, MPLC owns approximately 32% of LOOP INC. which is the owner and operator of the only U.S. deepwater oil port. LOOP is located off the coast of Louisiana. Marathon holds equity interests in a number of pipeline companies, including approximately 17% of the Explorer Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the Midwest, and 2.5% of the Colonial Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the East Coast.

LIQUEFIED NATURAL GAS MARKETING AND TRANSPORTATION

        Liquefied natural gas ("LNG") is manufactured at the Kenai, AK gas liquefication plant, in which Marathon has a 30% equity interest, from a portion of Marathon's natural gas production in Alaska for delivery to two Japanese utilities under a contract which was renewed in April 1989 for a 15 year period. Marathon has a 30% participation in this contract which calls for sales of more than 900 gross bcf over the contract life. During 1993, LNG deliveries totaled 56.0 gross bcf (17.0 net bcf), up from 52.5 gross bcf in 1992. Two new LNG tankers, each of which had greater capacity than the one it replaced, were chartered and placed in service in 1993.

NATURAL GAS UTILITIES

        Carnegie Natural Gas Company ("Carnegie") is an interstate pipeline company engaged in the transportation and sale-for-resale of natural gas in interstate commerce. In addition, Carnegie functions as a local distribution company serving residential, commercial and industrial customers in West Virginia and western Pennsylvania. Carnegie is a supplier and transporter of natural gas for U. S. Steel's Mon Valley Works near Pittsburgh. Apollo Gas Company ("Apollo") is engaged in the distribution of natural gas to residential, commercial and industrial customers in western Pennsylvania.

        Both Carnegie and Apollo are regulated as public utilities by state commissions within their service areas. Carnegie is also regulated by the Federal Energy Regulatory Commission as an interstate pipeline. Total natural gas throughput for Carnegie and Apollo was 37 bcf in 1993, 33 bcf in 1992 and 25 bcf in 1991.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

        The following table sets forth property, plant and equipment additions for the Marathon Group for each of the last three years.

                                                              YEAR ENDED DECEMBER 31,
                                                           -------------------------------
        PROPERTY, PLANT AND EQUIPMENT ADDITIONS             1993         1992         1991
        (MILLIONS)                                          ----         ----         ----
        Exploration and Production
           United States  . . . . . . . . . . . . . .      $  315     $   206        $ 294
           International  . . . . . . . . . . . . . .         359         545          410
                                                           ------     -------        -----
           Total Exploration and Production . . . . .         674         751          704
        Refining, Marketing and Transportation  . . .         213         405          222
        Gas Gathering and Processing (a)  . . . . . .          --          13           22
        Other . . . . . . . . . . . . . . . . . . . .          23          26           12
                                                           ------     -------        -----
        TOTAL . . . . . . . . . . . . . . . . . . . .      $  910     $ 1,195        $ 960
                                                           ======     =======        =====

- - ----------------------------------
(a) Represents property, plant and equipment additions for the businesses of the Delhi Group for the periods prior to October 2, 1992.

        Property, plant and equipment additions, including capital leases, have been primarily for the replacement, modernization and expansion of facilities and production capabilities including: development of the Brae Fields and the related SAGE pipeline system in the U. K. North Sea; refinery modifications at Robinson, Garyville and Detroit (including the construction of facilities required to meet federal low-sulfur diesel requirements); and environmental controls. For information concerning capital expenditures for environmental controls in 1993, 1992, and 1991 and estimated capital expenditures for such purposes in 1994 and 1995, see "Environmental Matters" below.

        Depreciation, depletion and amortization costs for the Marathon Group were $723 million, $787 million and $870 million in 1993, 1992 and 1991, respectively.

RESEARCH AND DEVELOPMENT

        The research and development activities of the Marathon Group are conducted mainly at Marathon's Petroleum Technology Center in Littleton, CO. Expenditures by Marathon for research and development were $19 million in each of 1993 and 1992 and $22 million in 1991.

        Activities at the Petroleum Technology Center are devoted primarily to assisting Marathon's operating organizations in finding, producing and processing oil and gas efficiently and economically. Current efforts include new concepts in regional geological interpretation, enhanced seismic interpretation, development of computer-based techniques for reservoir description and performance modeling, methods to improve production and injection well performance and enhanced oil recovery techniques. The staff at the Petroleum Technology Center also provides a broad range of technical assistance and consultation to Marathon's RM&T operating organizations, including refinery process optimization.

ENVIRONMENTAL MATTERS

        The Marathon Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The Environmental Affairs, Health and Safety organization has the responsibility to ensure that the Marathon Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Health, Environmental and Safety Management Committee, which is comprised of officers of the group, is charged with reviewing its overall performance with various environmental compliance programs. Also, the Marathon Group has formed the Emergency Management Team, composed of senior management, which will oversee the response to any major emergency environmental incident throughout the group.

        The Marathon Group participates in the "Strategies for Today's Environmental Partnership" program, sponsored by the American Petroleum Institute, which is designed to improve the environmental performance of the petroleum industry. Additionally, since 1987, the Marathon Group has reduced the volume of toxic releases reported under the Superfund Amendments and Reauthorization Act of 1986 (Section 313) by 50%, primarily through recycling, process changes and chemical substitutions.

        The businesses of the Marathon Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances, and the Oil Pollution Act of 1990 ("OPA-90") with respect to oil pollution and response. In addition, many states where the Marathon Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and new water quality standards, could result in substantially increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Management's Discussion and Analysis of Environmental
Matters, Litigation and Contingencies" for the Marathon Group.

        The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required product reformulation and process changes in order to meet CAA requirements, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities, their production processes and whether or not they are engaged in the petrochemical business or the marine transportation of crude oil.

AIR

        The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990

Amendments to the CAA on the Marathon Group is on RM&T operations. The amendments establish attainment deadlines and control requirements based on the severity of air pollution in a geographical area. Under the 1990 Amendments to the CAA, refiners were required to lower the amount of sulfur in diesel fuel produced for highway transportation use effective October 1993; "reformulated gasoline" is required by 1995 in the nine metropolitan areas classified as severe or extreme for ozone non-attainment and other ozone non-attainment areas may elect to opt into the reformulated gasoline program.

        Marathon will have the capability to produce about 25% of its gasoline output as reformulated fuels to comply with the CAA. This amount is well above Marathon's requirements within its marketing area. A major cost of reformulation will be the mandated use of oxygenates in gasoline. Marathon has constructed MTBE complexes at its Detroit and Robinson refineries. The decision to construct additional complexes is affected by uncertainties regarding the EPA's final regulations governing reformulated gasoline and whether particular oxygenates will be mandated or supported with economic incentives.

        In addition to the foregoing, refueling controls are required on fuel dispensers (so called Stage II Recovery) at gasoline stations located in ozone non-attainment areas classified as moderate, serious, severe and extreme. The potential impact of the requirement may be reduced as a result of a recent
EPA decision requiring vehicles to be equipped with on-board vapor recovery systems. Nevertheless, individual states could elect to maintain the requirement for refueling controls. Marathon may be required to install equipment at up to 700 gasoline stations.

WATER

        The Marathon Group maintains numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and has implemented systems to oversee its compliance efforts. In addition, the Marathon Group is regulated under OPA-90 which amended the CWA. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to discharges of oil or hazardous substances. Also, in case of such spills, OPA-90 requires responsible companies to pay removal costs and damages caused by them, provides for substantial civil penalties, and imposes criminal sanctions for violations of this law. Unlike many of its competitors within the oil industry, Marathon does not operate tank vessels, and therefore, has significantly less exposure under OPA-90 than competitors who do operate tank vessels. However, it does operate facilities at which spills of oil and hazardous substances could occur. Furthermore, several coastal states in which Marathon operates have passed or are expected to pass state laws similar to OPA-90, but with expanded liability provisions, including provisions for cargo owners as well as shipowners. Marathon has implemented approximately 50 emergency oil response plans for all its components and facilities covered by OPA-90, and it is an active member, along with other oil companies, in the Marine Preservation Association, which funds the Marine Spill Recovery Corporation, a major oil spill response organization covering a number of U.S. coastal areas.

SOLID WASTE

        The Marathon Group continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks ("USTs") containing regulated substances.
Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined. Corrective action under RCRA related to past waste disposal activities is discussed under "Remediation" below.

REMEDIATION

        The Marathon Group operates certain gasoline stations where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states which administer their own UST programs. The Marathon Group's obligation to remediate such contamination varies, depending upon the extent of the releases and the stringency of the laws and regulations of the states in which it operates. A portion of these remediation costs can be recovered from state UST reimbursement funds once the applicable deductibles have been satisfied. Accruals for remediation expenses are established for sites where contamination has been determined to exist and the amount of associated costs is reasonably determinable.

        The Marathon Group is involved with a potential corrective action at its Robinson, IL refinery where the remediation costs have been estimated at between $4 million and $18 million over the next 20 to 30 years. There are two other corrective action sites where the estimated remediation costs are not significant. Remediation activities might also be required at other Marathon Group sites under RCRA.

        USX is also involved in a number of remedial actions under CERCLA and similar state statutes related to the Marathon Group. See "Legal Proceedings - Environmental Proceedings" below.

        It is possible that additional matters may come to USX's attention which may require remediation.

CAPITAL EXPENDITURES

        The Marathon Group's capital expenditures for environmental controls were $123 million in 1993, $240 million in 1992 and $102 million in 1991. The increase from 1991 to 1992 and the decline in 1993 was primarily the result of the Marathon Group's multi-year capital spending program for diesel fuel desulfurization which was substantially completed in 1993. The Marathon Group currently expects such expenditures to approximate $75 million in 1994. Predictions beyond 1994 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $60 million in 1995; however, actual expenditures may increase as additional projects are identified or additional requirements are imposed.

U. S. STEEL GROUP

        The U. S. Steel Group includes U. S. Steel, one of the largest integrated steel producers in the United States (referred to hereinafter as "U. S. Steel"), which is primarily engaged in the production and sale of a wide range of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, leasing and financing activities and a majority interest in a titanium metal products company. U. S. Steel Group sales as a percentage of USX consolidated sales were 31% in 1993, 28% in 1992 and 26% in 1991.

         The following table sets forth the total sales of the U. S. Steel Group for each of the last three years. Such information does not include sales by joint ventures and other affiliates of USX accounted for by the equity method.

         SALES
                                                                      1993         1992        1991
                                                                      ----         ----        ----
        (MILLIONS)
        Steel and Related Businesses
           Sheet and Tin Mill Products  . . . . . . . . . . . . .   $3,462       $2,994      $2,762
           Tubular Products . . . . . . . . . . . . . . . . . . .      334          308         403
           Plate, Structural and Other Steel Mill Products (a). .      595          537         658
           Coal . . . . . . . . . . . . . . . . . . . . . . . . .      268          294         268
           Taconite Pellets and All Other (b) . . . . . . . . . .      763          619         509
        Other Businesses  . . . . . . . . . . . . . . . . . . . .      190          167         264
                                                                    ------       ------      ------
        TOTAL SALES . . . . . . . . . . . . . . . . . . . . . . .   $5,612       $4,919      $4,864
                                                                    ======       ======      ======

- - ------------------------------
(a) U. S. Steel ceased producing structural and piling products when South Works in Chicago closed in April 1992.
(b) Includes all other products sold by Steel and Related Businesses, including minerals and coke and all services sold, such as technical services.

        The total number of active employees for the U. S. Steel Group at year-end was 21,892 in 1993, 21,183 in 1992 and 21,968 in 1991. Most hourly and certain salaried employees are represented by the United Steelworkers of America ("USWA").

        U. S. Steel entered into a new five and one-half year contract with the USWA, effective February 1, 1994, covering approximately 15,000 employees. The agreement will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the agreement. The agreement includes a signing bonus of $1,000 per USWA represented employee that will be paid the first quarter of 1994, $500 of which represents the final bonus payable under the previous contract. The agreement also provides for the establishment of a Voluntary Employee Beneficiary Association Trust to prefund health care and life insurance benefits for retirees covered under the agreement. Minimum contributions, in the form of USX stock or cash, are expected to be $25 million in 1994 and $10 million per year thereafter. The funding of the trust will have no direct effect on income of the U. S. Steel Group. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that
U. S. Steel's competitive position with regard to such competitors will be materially affected by its ratification.

        In January 1994, U. S. Steel Mining Co., Inc. ("U. S. Steel Mining") entered into a five year agreement with the United Mine Workers of America ("UMW") covering approximately 1,700 employees, approximately 400 of which are employed at the Maple Creek coal mine which is expected to be permanently closed on or about March 31, 1994.

STEEL INDUSTRY BACKGROUND AND COMPETITION

        The domestic steel industry is cyclical and highly competitive. Despite significant reductions in raw steel production capability by major domestic producers over the last decade, the domestic industry continues to be adversely affected by excess world capacity. In certain years over the last decade, extensive downsizings have necessitated costly restructuring charges which, when combined with highly competitive market conditions, resulted in substantial losses for most domestic integrated producers.

        U. S. Steel is one of the largest integrated steel producers in the United States and ranked first in both tons of raw steel production and in tons of steel shipped by domestic producers based on data for 1993. U. S. Steel competes with many other domestic steel companies, a number of which have gone through bankruptcy reorganization. Compared to integrated producers, minimills, which rely on less capital intensive hot metal sources, have certain competitive advantages. Since minimills are typically not unionized, they enjoy lower employment costs and more flexible work rules. In certain product lines like structural shapes, bars and rods, minimills have provided significant competition for integrated producers in the domestic market. One minimill company has constructed two plants utilizing thin slab casting technology to produce flat rolled products which previously were produced domestically only by integrated companies. These two plants are currently being expanded, and this company has announced its intention to construct a third flat-rolled plant with a joint venture partner. At least two other flat-rolled mill projects have been announced and several other companies are currently considering additional projects for construction in the United States.

        The domestic steel industry has been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 19% of the domestic steel market during 1993, and for an estimated 22% in the fourth quarter. Steel imports to the United States accounted for an estimated 17% to 18% of the domestic steel market in 1992 and 1991. On March 31, 1992, Voluntary Restraint Agreements restricting the level of steel imports to the United States expired and in June 1992, USX and other domestic steel firms filed a number of antidumping and countervailing duty cases with the U.S. Department of Commerce ("USDC") and the International Trade Commission ("ITC") against unfairly traded imported carbon flat-rolled steel. Beginning in late 1992, as a result of affirmative preliminary determinations by both the ITC and the USDC in the vast majority of cases, provisional duties were imposed on the imported steel products under investigation. On June 22, 1993, the USDC issued the final determinations of subsidization in the countervailing duty cases and final margins for sales at less than fair value in the antidumping cases.

        On July 27, 1993, the ITC issued affirmative determinations of material injury to the domestic steel industry by reason of imports in cases representing an estimated 51% of the dollar value and 42% of the volume of all flat rolled carbon steel imports under investigation. Affirmative determinations were found in cases relating to 37% of such volume of cold rolled steel, 92% of such volume of the higher-value-added corrosion resistant steel and 97% of such volume of plate steel. Negative determinations were found in the other cases, including all cases related to hot-rolled steel, the largest import market.

        In those cases where negative determinations were made by the ITC, provisional duties imposed on imports covered by the cases were removed and final remedial duties were not imposed. While USX is unable to predict the effect these negative determinations may have on the business or results of operations of the U. S. Steel Group, they may result in increasing levels of imported steel and may adversely affect some product prices. As discussed above, steel imports to the United States have increased in recent months.

        Although the affirmative determinations are helpful in offsetting the harm to the U. S. steel industry caused by subsidized and dumped imports, USX believes that the negative determinations were improper and, together with other domestic steel firms, has appealed such determinations to the U. S. Court of International Trade and, in certain cases involving imports from Canada, to a bi-national panel in accordance with the Canadian Free Trade Agreement.
Many of the affirmative determinations similarly have been challenged in appeals filed by foreign steel producers. USX may file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

        In addition to competition from other domestic and foreign steel producers, U. S. Steel faces competition from producers of materials such as aluminum, cement, composites, glass, plastics and wood in many markets.

        The U. S. Steel Group's businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic minimills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. For further information, see "Environmental Matters" below.

BUSINESS STRATEGY

        U. S. Steel's principal raw steel production facilities are Gary Works in Indiana, Mon Valley Works in Pennsylvania and Fairfield Works in Alabama.

        Over the last ten years, U. S. Steel has responded to competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products for customers in industries such as automotive, appliance, containers and oil country tubular goods where superior quality and special characteristics are of critical importance. U. S. Steel does not intend to sell all steel products but intends to focus on selected markets with developments such as bake-hardenable steels and coated sheets for the automobile industry, lamination sheet for the manufacture of motors and electrical equipment and improved tin mill products for the container industry. In addition, U. S. Steel intends to pursue lower manufacturing cost objectives through continuing cost improvement programs. These initiatives include, but are not limited to, reduced production cycle time, improved yields, continued customer orientation and improved process control. For example, the Pulverized Coal Injection project at Gary Works has resulted in reduced dependence on coke and lower operating expenses.

        Since 1982, the number of U. S. Steel raw steel production facilities has been reduced from nine to the three mentioned above, and annual raw steel capability has been reduced from 31 million to 12 million tons. Steel employment has been reduced from approximately 89,000 in 1982 to about 18,000 in 1993. As a result of downsizing its operations, the U. S. Steel Group recognized restructuring charges aggregating $2.8 billion since 1982 as its less efficient facilities have been shut down. During that period, U. S. Steel also invested approximately $3.2 billion in capital facilities for its steel operations. U. S. Steel believes that these expenditures have made its remaining steel operations among the most modern, efficient and competitive in the world. With the completion of new continuous casters at Gary Works in 1991 and at Mon Valley Works in 1992, U. S. Steel has achieved the ability to continuously cast 100% of its raw steel production. This method of producing steel results in higher quality steel at a lower cost than the previously used ingot method.

        Heavy investment has also been made in technology that complements the casters. For example, U. S. Steel's largest blast furnace, located at Gary, was rebuilt in 1991, at a cost of $110 million, to improve environmental controls and install a state-of-the-art process control system and a third high-efficiency hot-blast stove. The plate mill at Gary was also rebuilt in 1991, and hot strip mill modifications and improvements were made over a number of years at Fairfield and Gary to improve the quality of coils provided to customers. For additional information concerning capital expenditures for the
U. S. Steel Group see "Property, Plant and Equipment Additions" below.

        In addition to the modernization of its production facilities, USX has entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin plate, tubular, bar and plate consuming industries. See "Joint Ventures and Other Investments" below.

STEEL AND RELATED BUSINESSES

        U. S. Steel operates plants which produce steel mill products in a variety of forms and grades. Gary Works, Mon Valley Works and Fairfield Works accounted for 58%, 22% and 20%, respectively, of U. S. Steel's 1993 raw steel production of 11.3 million tons. The annual raw steel production capability at December 31, 1993, of each of the three facilities in millions of net tons was Gary Works - 7.1, Mon Valley Works - 2.6 and Fairfield Works - 2.2.

        The following tables set forth significant U. S. Steel shipment data by major market and product for each of the last three years. Such data do not include shipments by joint ventures and other affiliates of USX accounted for by the equity method. Total steel shipments in 1990 and 1989 were 11,039 thousand tons and 11,469 thousand tons, respectively.

STEEL SHIPMENTS BY MARKET AND PRODUCT
                                                                                    PLATES,
                                                     SHEETS &                     STRUCTURAL
MAJOR DOMESTIC AND EXPORT MARKET                     TIN MILL        TUBULAR      & OTHER (a)    TOTAL
- - --------------------------------                     --------        -------      -----------    -----

(THOUSANDS OF NET TONS)
1993
  Steel Service Centers   . . . . . . . . . . .       1,967            255            615        2,837
  Transportation (Including Automotive)   . . .       1,558              8            239        1,805
  Construction  . . . . . . . . . . . . . . . .         532              4            133          669
  Containers  . . . . . . . . . . . . . . . . .         833              3              4          840
  Oil and Gas Drilling  . . . . . . . . . . . .           9            330             29          368
  Machinery   . . . . . . . . . . . . . . . . .         391             --             91          482
  Further Conversion  . . . . . . . . . . . . .       1,768             13            467        2,248
  All Other (Including Export and Appliances) (b)       659             18             43          720
                                                      -----            ---          -----        -----
  TOTAL   . . . . . . . . . . . . . . . . . . .       7,717            631          1,621        9,969
                                                      =====            ===          =====        =====

1992
  Steel Service Centers   . . . . . . . . . . .       1,932            241            507        2,680
  Transportation (Including Automotive)   . . .       1,271              8            274        1,553
  Construction  . . . . . . . . . . . . . . . .         492              2            104          598
  Containers  . . . . . . . . . . . . . . . . .         710              2              3          715
  Oil and Gas Drilling  . . . . . . . . . . . .           1            233             22          256
  Machinery   . . . . . . . . . . . . . . . . .         377              1             74          452
  Further Conversion  . . . . . . . . . . . . .       1,147             24            394        1,565
  All Other (Including Export and Appliances) (b)       873             67             95        1,035
                                                      -----            ---          -----        -----
  TOTAL   . . . . . . . . . . . . . . . . . . .       6,803            578          1,473        8,854
                                                      =====            ===          =====        =====

1991
  Steel Service Centers   . . . . . . . . . . .       1,624            186            554        2,364
  Transportation (Including Automotive)   . . .       1,121             10            162        1,293
  Construction  . . . . . . . . . . . . . . . .         504              8            328          840
  Containers  . . . . . . . . . . . . . . . . .         748              2              4          754
  Oil and Gas Drilling  . . . . . . . . . . . .          --            211             18          229
  Machinery   . . . . . . . . . . . . . . . . .         281              4             80          365
  Further Conversion  . . . . . . . . . . . . .         929              9            416        1,354
  All Other (Including Export and Appliances) (b)     1,301            187            159        1,647
                                                      -----            ---          -----        -----
  TOTAL   . . . . . . . . . . . . . . . . . . .       6,508            617          1,721        8,846
                                                      =====            ===          =====        =====

- - --------------------------------
(a) U. S. Steel ceased production of structural products when South Works closed in April 1992.
(b) Includes steel export shipments of approximately 0.4 million tons in 1993, 0.6 million tons in 1992 and 1.3 million tons in 1991.

         USX and its wholly owned subsidiary, U. S. Steel Mining, have domestic coal properties with demonstrated bituminous coal reserves of approximately 945 million net tons at year-end 1993 compared with approximately 981 million net tons at year-end 1992. This decline primarily reflects the 1993 sale of the Cumberland coal mine which had reserves of approximately 36 million net tons. The remaining reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Pennsylvania, Virginia, West Virginia, Illinois and Indiana. Approximately 77% of the reserves are owned, and the rest are leased. Of the leased properties, 85% are renewable indefinitely and the balance are covered by a lease which expires in 2005.
U. S. Steel Mining's Maple Creek coal mine and a related preparation plant are expected to be permanently closed on or about

March 31, 1994, because unforeseen and unpredictable geologic conditions made continued mining economically infeasible. Reserves associated with the Maple Creek coal mine were 31 million net tons at December 31, 1993. In early February 1994, USX announced its willingness to sell the idled mine and preparation plant, including coal reserves, surface facilities and certain equipment. Any prospective buyer would be a successor to U. S. Steel Mining's labor agreement with the UMW.

         USX controls domestic iron ore properties having demonstrated iron ore reserves in grades subject to beneficiation processes in commercial use by
U. S. Steel of approximately 790 million tons at year-end 1993, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials, and the rest are higher grade ore. All of these demonstrated reserves are located in Minnesota. Approximately 40% of these reserves are owned and the remaining 60% are leased. Most of the leased reserves are covered by a lease expiring in 2058 and a group of leases expiring from 1996 to 2007. U. S. Steel's iron ore operations at Mt. Iron, MN ("Minntac") produced 16.0 million net tons of taconite pellets in 1993 compared with 14.7 million net tons and 14.9 million net tons in 1992 and 1991, respectively.

         USX's Resource Management administers the remaining mineral lands and timber lands of the U. S. Steel Group, and is responsible for the lease or sale of these lands and their associated resources, which encompass approximately 300,000 acres of surface rights and 1,500,000 acres of mineral rights in 18 states.

         USX Engineers and Consultants, Inc. sells technical services worldwide to the steel, mining, chemical and related industries. Together with its subsidiary companies, it provides engineering and consulting services for facility expansions and modernizations, operating improvement projects, integrated computer systems, coal and lubrication testing and environmental projects.

         The following tables set forth significant production data for Steel and Related Businesses for each of the last five years and products and services by facility:

PRODUCTION DATA                                              1993     1992     1991    1990     1989
(THOUSANDS OF NET TONS, UNLESS OTHERWISE NOTED)              ----     ----     ----    ----     ----
RAW STEEL PRODUCTION
    Gary  . . . . . . . . . . . . . . . . . . . . . . .      6,624    5,969    5,817   6,740    6,590
    Mon Valley  . . . . . . . . . . . . . . . . . . . .      2,507    2,276    2,088   2,607    2,400
    Fairfield   . . . . . . . . . . . . . . . . . . . .      2,203    2,146    1,969   1,937    1,488
    All other plants (a)  . . . . . . . . . . . . . . .         --       44      648   2,335    3,692
                                                            ------   ------   ------  ------   ------
       Total raw steel production   . . . . . . . . . .     11,334   10,435   10,522  13,619   14,170
       Total cast production  . . . . . . . . . . . . .     11,295    8,695    7,088   7,228    7,365
       Continuous cast as % of total production   . . .       99.7     83.3     67.4    53.1     52.0
RAW STEEL CAPABILITY (AVERAGE)
    Continuous Cast   . . . . . . . . . . . . . . . . .     11,850    9,904    8,057   6,950    7,447
    Ingots  . . . . . . . . . . . . . . . . . . . . . .         --    2,240    6,919   9,451   10,289
                                                            ------   ------   ------  ------   ------
       Total  . . . . . . . . . . . . . . . . . . . . .     11,850   12,144   14,976  16,401   17,736
       Total Production as % of total capability  . . .       95.6     85.9     70.3    83.0     79.9
       Continuous cast as % of total capability   . . .      100.0     81.6     53.8    42.4     42.0
HOT METAL PRODUCTION  . . . . . . . . . . . . . . . . .      9,972    9,270    8,941  11,038   11,509

TACONITE PELLETS
    Shipments   . . . . . . . . . . . . . . . . . . . .     15,911   14,822   14,897  14,922   13,768
    Production as % of capacity   . . . . . . . . . . .       90.1     82.8     84.0    85.1     77.0

COKE PRODUCTION . . . . . . . . . . . . . . . . . . . .      6,425    5,917    5,091   6,663    6,008

COAL PRODUCTION
    Metallurgical coal (b)  . . . . . . . . . . . . . .      8,142    7,311    7,352   8,370    7,871
    Steam coal (b) (c)  . . . . . . . . . . . . . . . .      2,444    5,239    2,829   3,151    2,530
                                                            ------   ------   ------  ------   ------
       Total  . . . . . . . . . . . . . . . . . . . . .     10,586   12,550   10,181  11,521   10,401
    Total production as % of capacity   . . . . . . . .       95.6     93.6     76.1    85.9     84.0

- - --------------------------------
(a) In July 1991, U. S. Steel closed all iron and steel producing operations at Fairless Works. In April 1992, U. S. Steel closed South Works.
(b) The Maple Creek coal mine, which is expected to be permanently closed on or about March 31, 1994, produced 1.0 million net tons of metallurgical coal and 0.7 million net tons of steam coal in 1993.
(c) The Cumberland coal mine, which was sold in June 1993, produced 4.0 million net tons in 1992 and 1.6 million net tons in 1993 prior to the sale.

PRINCIPAL PRODUCTS AND SERVICES
         Gary . . . . . . . . . . . . . . . . . . . . .      Sheets & Tin Mill; Plates; Coke
         Fairfield  . . . . . . . . . . . . . . . . . .      Sheets; Tubular Products
         Mon Valley/Fairless (a)  . . . . . . . . . . .      Sheets & Tin Mill
         Clairton . . . . . . . . . . . . . . . . . . .      Coke
         Minntac  . . . . . . . . . . . . . . . . . . .      Taconite Pellets
         U. S. Steel Mining . . . . . . . . . . . . . .      Coal
         Resource Management  . . . . . . . . . . . . .      Administration of Mineral, Coal and
                                                             Timber Properties
         USX Engineers and Consultants  . . . . . . . .      Technical Services

- - --------------------------------
(a) In 1991, U. S. Steel closed all iron and steel producing operations and the pipe mill facilities at Fairless Works. Operations at the Fairless sheet and tin finishing facilities are sourced with hot strip mill coils from other U. S. Steel plants.

JOINT VENTURES AND OTHER INVESTMENTS

         USX participates directly and through subsidiaries in a number of joint ventures included in the U. S. Steel Group. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures are described below, all of which are 50% owned except Transtar, Inc. ("Transtar").

         USX and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture ("USS-POSCO Industries") which owns and operates the former U. S. Steel Pittsburg, CA Plant. The joint venture markets high quality sheet and tin products, principally in the western United States market area. USS-POSCO Industries produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel. A capital modernization and expansion program of nearly $400 million to upgrade the facilities was completed in 1989. USS-POSCO's annual capacity is 1.4 million tons.

         USX and Kobe Steel Ltd. ("Kobe") of Japan participate in a joint venture ("USS/Kobe Steel Company") which owns and operates the former U. S. Steel Lorain, OH Works. The joint venture produces raw steel for the manufacture of bar and tubular products. Bar products are sold by USS/Kobe Steel Company while U. S. Steel retains sales and marketing responsibilities for tubular products. Shipments in 1993 were 1.5 million tons. USS/Kobe Steel Company entered into a new five and one-half year labor contract with the USWA, effective February 1, 1994, covering approximately 2,300 employees.

         USX and Kobe have formed another joint venture ("PRO-TEC Coating Company") to construct, own and operate a hot dip galvanizing line in Leipsic, OH. Capacity is approximately 600,000 tons per year, with substrate coils provided by U. S. Steel. The facility commenced operations in early 1993.

         USX and Worthington Industries Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, MI. The plant is operated by Worthington Industries, Inc. and is dedicated to serving U. S. Steel customers. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. The joint venture processes material sourced by U. S. Steel, with a production capacity of almost 708,000 net tons annually.

         USX and Rouge Steel Company participate in Double Eagle Steel Coating Company, a joint venture which operates an electrogalvanizing facility located in Dearborn, MI. This facility enables U. S. Steel to further participate in the expanding automotive demand for steel with corrosion resistant properties. The facility utilizes U. S. Steel's proven CAROSEL technology coupled with many refinements developed through actual operating experience on the No. 1 Electrogalvanizing Line located at Gary Works. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Capacity is 700,000 tons of galvanized steel annually, with availability of the facility shared by the partners on an equal basis.

         National-Oilwell, a joint venture with National Supply Company, Inc., a subsidiary of Armco Inc., operates in the oil field service industry and has six manufacturing plants in the United States and abroad that produce a broad line of drilling and production equipment. In the United States and abroad, it also operates 121 oilfield supply stores, 18 service centers and 17 sales offices where it sells its own manufactured equipment, tubular goods and other oilfield operating supplies manufactured by others.

         USX owns a 45% interest in Transtar, which purchased in 1988 the former domestic transportation businesses of USX including railroads, a dock company, USS Great Lakes Fleet, Inc. and Warrior & Gulf Navigation Company. Blackstone Transportation Partners, L.P. and Blackstone Capital Partners L.P., both affiliated with The Blackstone Group, together own 52% of Transtar, and the senior management of Transtar own the remaining 3%. For a discussion of litigation related to Transtar, see "Legal Proceedings - USX Legal Proceedings Attributable to the U.S. Steel Group".

OTHER BUSINESSES

         In addition to the Steel and Related Businesses, the U. S. Steel Group includes various other businesses, the most significant of which are described below. The other businesses that are included in the U. S. Steel Group accounted for 3% of the U. S. Steel Group's sales in both 1993 and 1992 and 5% in 1991.

         USX Realty Development develops real estate for sale or lease and manages retail and office space, business and industrial parks and residential and recreational properties.

         USX Credit operates in the leasing and financing industry, managing a portfolio of real estate and equipment loans. Those loans are generally secured by the real property or equipment financed, often with additional security. USX Credit's portfolio is diversified in terms of types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. USX Credit is not actively making new loan commitments.

         Cyclone Fence distributes and erects fencing products for commercial use.

         RMI Titanium Company ("RMI") is a leading producer of titanium metal products. USX has a majority interest in RMI which is a publicly traded company listed on the New York Stock Exchange.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

         During the years 1991-1993, the U. S. Steel Group made property, plant and equipment additions, including capital leases, aggregating $949 million. Additions were $198 million, $318 million and $433 million in 1993, 1992 and 1991, respectively. The additions have been primarily for the replacement, modernization and expansion of facilities and production capabilities, including steel production and finishing, the mining of raw materials, and environmental controls associated with steel production and other facilities. Significant expenditures in 1993 included amounts for upgrades of the hot strip mill and a pickle line at Gary Works and environmental projects at Gary Works and Mon Valley Works. The decline in capital spending over this period primarily reflected the completion of U. S. Steel's continuous cast modernization program in 1992. Capital expenditures for 1994 are currently estimated at $260 million and will include continued expenditures for projects begun in 1993 relative to environmental, hot-strip mill and pickle line improvements at Gary Works and initial expenditures for a blast furnace reline project at Mon Valley Works which is planned for completion in 1995. Capital expenditures in 1995 and 1996 are currently expected to remain at about the same level as in 1994.

         Depreciation, depletion and amortization costs for the U. S. Steel Group were $314 million, $288 million and $254 million in 1993, 1992 and 1991, respectively.

RESEARCH AND DEVELOPMENT

         The research and development activities of the U. S. Steel Group are conducted mainly at the U. S. Steel Technical Center in Monroeville, PA. Expenditures for steel research and development were $22 million in 1993, $23 million in 1992 and $22 million in 1991.

         Steel research is devoted to developing new or improved processes for the mining and beneficiation of raw materials such as coal and iron ore and for the production of steel; developing new and improved products in steel and other product lines; developing technology for meeting environmental regulations and for achieving higher productivity in these areas; and serving customers in the selection and use of U. S. Steel's products. Steel research has contributed to current business performance through expanded use of on-site plant improvement teams. In addition, several collaborative research programs with technical projects directed at mid- to long-range research opportunities have been continued at universities and in conjunction with other domestic steel companies through the American Iron and Steel Institute.

ENVIRONMENTAL MATTERS

         The U. S. Steel Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The Environmental Affairs organization has the responsibility to ensure that the U.
S. Steel Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of the group, is charged with reviewing its overall performance with various environmental compliance programs. Also, the U. S. Steel Group, largely through the American Iron and Steel Institute, continues its deep involvement in the negotiation of various air, water, and waste regulations with federal, state and local governments to assure the implementation of cost effective pollution reduction strategies, such as the innovative regulatory-negotiation activities for coke plants, which are regulated under the Clean Air Act ("CAA").

         The U. S. Steel Group has voluntarily participated in the EPA 33-50 program to reduce toxic releases and the EPA Greenlights program to promote energy efficiency. The U. S. Steel Group has also developed an award winning environmental education program (the Continuous Improvement to the Environment, or CITE, program), a corporate program to reduce the volume of wastes the U. S. Steel Group generates, and wildlife management programs certified by the Wildlife Habitat Enhancement Council at U. S. Steel Group operating facilities. Additionally, over the past 5 years, it has reduced the volume of toxic releases reported under the Superfund Amendments and Reauthorization Act of 1986 (Section 313) by 75%, primarily through recycling and process changes.

         The businesses of the U. S. Steel Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the CAA with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances. In addition, all states where the U. S. Steel Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and new water quality standards, could result in substantially increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discusssion and Analysis of Financial
Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" for the U.S. Steel Group.

         The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA requirements, although ongoing compliance costs have also been significant.
To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production methods.

AIR

         The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the U. S. Steel Group is on the coke-making operations of U. S. Steel, as described below. The coal mining operations and sales of U. S. Steel Mining may also be affected.

         The 1990 Amendments to the CAA specifically address the regulation and control of hazardous air pollutants, including emissions from coke ovens. Generally, emissions for existing coke ovens must comply with technology-based limits by the end of 1995 and comply with a health risk-based standard by the end of 2003. However, a coke oven will not be required to comply with the health risk-based standard until January 1, 2020, if it complied with the technology-based standard at the end of 1993 and also complies with additional technology-based standards, by January 1, 1998, and by January 1, 2010. USX believes that it met the 1993 requirement and will be able to meet the 1998 and 2010 compliance dates.

         The 1990 Amendments to the CAA also mandate the nationwide reduction of emissions of acid rain precursors (sulfur dioxide and nitrogen oxides) from fossil fuel-fired electrical utility plants. Specified emission reductions are to be achieved by 2000. Phase I begins on January 1, 1995, and applies to 110 utility plants specifically listed in the law. Phase II, which begins on January 1, 2000, will apply to other utility plants which may be regulated under the law. U. S. Steel, like all other electricity consumers, will be impacted by increased electrical energy costs that are expected as electric utilities seek rate increases to comply with the acid rain requirements.

         In 1993, 77% of the coal production of U. S. Steel Mining was metallurgical coal, which is used in coke production, and the balance was steam coal. Most of U.S. Steel Mining's production of steam coal was from the Cumberland Coal mine, which was sold in 1993. While USX believes that the new requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that do not require the use of coke.

WATER

         The U. S. Steel Group maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and it is in compliance with such permits. U. S. Steel is currently negotiating with the Environmental Protection Agency ("EPA") to develop a plan to remediate the section of the Grand Calumet River that runs through Gary Works. Approval of the sedimentation remediation plan is expected in early 1994. The entire remediation process through validation of the environmental recovery of the river is expected to take about 10 years. The program cost will be approximately $29 million over 5 to 6 years, all of which has previously been accrued.

SOLID WASTE

        The U. S. Steel Group continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks containing regulated substances. Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined. Corrective action under RCRA related to past waste disposal activities is discussed under "Remediation" below.

PROPOSED COMPREHENSIVE ENVIRONMENTAL COMPLIANCE PROGRAM AT GARY WORKS

         In order to facilitate long-term environmental compliance planning and spending at Gary Works and allow it to remain competitive, USX has entered into discussions with the Indiana Department of Environmental Management ("IDEM") and the EPA concerning the development of a 10-year environmental enhancement program at Gary Works. This program, as proposed, would cover all state and federal environmental laws, including air, water and hazardous waste. Under such a program, USX would agree in advance to expend up to a specified amount (possibly in the range of $20 million to $30 million) each year during the period for environmental enhancement projects at Gary Works. These projects would include those anticipated under future regulations and voluntary projects for which there is no present or anticipated future legal requirement, including the Grand Calumet River sediment remediation plan discussed above. This program would benefit USX by enabling it to better plan for its environmental expenditures over the next ten years. In addition, IDEM, the EPA and the public would benefit from having a major industrial facility committed to environmental expenditures not presently mandated by law. This project is in the early stages of discussion and there is no present commitment that the program will be accepted.

REMEDIATION

         A significant portion of the U. S. Steel Group's currently identified environmental remediation projects relate to the dismantlement and restoration of former and present operating locations. These projects include continuing remediation at an IN SITU uranium mining operation, the dismantling and management of former coke-making facilities and the closure of permitted hazardous waste landfills.

         The U. S. Steel Group has commenced a RCRA Facility Investigation and a Corrective Measure Study at its Fairless Works. This study is expected to take three years to complete at a cost of $2 million to $3 million. The cost associated with any remediation which may ultimately be required is not presently reasonably estimable. Remediation activities might also be required at other U. S. Steel Group sites under RCRA.

         USX is also involved in a number of remedial actions under CERCLA and similar state statutes related to the U. S. Steel Group. See "Legal Proceedings - Environmental Proceedings" below.

         It is possible that additional matters may come to USX's attention which may require remediation.

CAPITAL EXPENDITURES

         The U. S. Steel Group's capital expenditures for environmental controls were $53 million in 1993, $52 million in 1992 and $73 million in 1991. The U. S. Steel Group currently expects such expenditures to approximate $70 million in 1994, including the expected completion of major air quality projects at Gary Works. Predictions beyond 1994 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $25 million in 1995; however, actual expenditures may increase as additional projects are identified or additional requirements are imposed.

DELHI GROUP

         The Delhi Group ("Delhi") consists of Delhi Gas Pipeline Corporation ("DGP") and certain related companies which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. Prior to establishment of the Delhi Group on October 2, 1992, these businesses were included in the Marathon Group. Sales from the businesses included in the Delhi Group as a percentage of USX consolidated sales were 3% in both 1993 and 1992 and 2% in 1991. See "Financial Statements and Supplementary Data - Notes to Financial Statements - 1. Basis of Presentation" for the Delhi Group.

         Delhi is an established natural gas merchant engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. It uses its extensive pipeline systems to provide gas producers with a ready purchaser for their gas or transportation to other pipelines and markets and to provide customers with an aggregated, reliable gas supply. Delhi has the ability to offer a complete package of services to customers, relieving them of the need to locate, negotiate for, purchase and arrange transportation of gas. As a result, margins realized in its merchant function, particularly when providing premium supply services, are generally higher than those realized when providing separate gathering, processing or transporting services or those realized from short-term, interruptible ("spot") market sales.

         Delhi provides premium supply services to customers directly connected to its pipeline systems ("on-system"), such as local distribution companies ("LDCs") and utility electric generators ("UEGs"). These services include providing reliable supplies tailored to meet the peak demand requirements of customers. Premium supply services range from standby service, where the customer has no obligation to take any volumes but may immediately receive gas from Delhi upon an increase in the customer's demand, to baseload firm service where delivery of continuous volumes is assured by Delhi and the customer is obligated to take the gas provided.

         Delhi attempts to structure its gas sales to balance the peak demand requirements of LDCs during the winter heating season and of UEGs during the summer air conditioning season. In addition, Delhi provides premium supply services to customers connected to other pipelines ("off-system") through its interconnections with intrastate and interstate pipelines. Gas supplies not sold under premium service contracts are generally sold in the spot market.

         Delhi also extracts and markets natural gas liquids ("NGLs") from natural gas gathered on its pipeline systems. Delhi sells NGLs to a variety of purchasers, including petrochemical companies, refiners, retailers, resellers and trading companies. Delhi owns interests in 18 natural gas processing facilities which include 22 gas processing plants, eleven of which are wholly owned and eleven of which are 50% owned. Fifteen of the plants were operating as of December 31, 1993. These facilities straddle Delhi's pipelines and have been located to maximize utilization.

         Delhi faces competition in all of its businesses, including obtaining additional dedicated gas reserves and providing premium supply services and gas transportation services. Delhi's competitors include major integrated oil and gas companies, more than 100 major intrastate and interstate pipelines, and national and local gas gatherers, brokers, marketers, distributors and end-users of varying size, financial resources and experience. Based on 1992 data published in the September 1993 Pipeline & Gas Journal, Delhi ranked seventeenth among domestic pipeline companies in terms of total miles of gas pipeline operated and second in terms of miles of gathering line operated.
With respect to competition in Delhi's gas processing business, Delhi estimates there are approximately 400 gas processing plants in Texas and Oklahoma. Certain competitors, such as major integrated oil companies and intrastate and interstate pipelines, have financial resources and control supplies of gas substantially greater than those of Delhi. Competition for premium supply services varies for individual customers depending on the number of other potential suppliers capable of providing the level of service required by the customers. In addition, certain regulatory actions of the Federal Energy Regulatory Commission ("FERC"), designed to deregulate the gas industry, particularly FERC Order No. 636, have increased competition in providing premium supply services and gas transportation services. See "Regulatory Matters - FERC Regulation" below.

         The following tables set forth the distribution of the Delhi Group's sales and gross margin for each of the last three years:

         SALES AND GROSS MARGIN
                                                  1993        1992       1991        1993         1992        1991
                                                  ----        ----       ----        ----         ----        ----
                                                            MILLIONS                            PERCENTAGE
                                                -----------------------------        -----------------------------
         Sales
            Gas Sales (a) . . . . . . . .       $447.9      $371.6     $346.4         84%          81%         82%
            Transportation  . . . . . . .         14.2        14.8       14.0          2%           3%          3%
                                                ------      ------     ------        ----         ----        ----
         Total Systems  . . . . . . . . .        462.1       386.4      360.4         86%          84%         85%
            Gas Processing  . . . . . . .         72.6        70.4       61.1         14%          16%         15%
            Other . . . . . . . . . . . .           .1         1.0        1.7          --           --          --
                                                ------      ------     ------        ----         ----        ----
         TOTAL  . . . . . . . . . . . . .       $534.8      $457.8     $423.2        100%         100%        100%
                                                ======      ======     ======        ====         ====        ====

         Gross Margin (b)
            Gas Sales Margin (a)(c) . . .       $104.5      $ 96.1     $ 96.4         77%          70%         70%
            Transportation Margin . . . .         14.2        14.8       14.0         10%          11%         10%
                                                ------      ------     ------        ----         ----        ----
         Systems Margin . . . . . . . . .        118.7       110.9      110.4         87%          81%         80%
            Gas Processing Margin . . . .         17.3        26.1       27.2         13%          19%         20%
                                                ------      ------     ------        ----         ----        ----
         TOTAL  . . . . . . . . . . . . .       $136.0      $137.0     $137.6        100%         100%        100%
                                                ======      ======     ======        ====         ====        ====

- - --------------------
(a) See "Natural Gas Sales" below for a discussion of a January 1994 settlement agreement which will affect Gas Sales and Gas Sales Margins in 1994 and 1995.
(b) Gas Sales Margin reflects revenues less associated gas purchase costs. Transportation Margin reflects fees charged by Delhi for the transportation of volumes owned by third parties. Gas Processing Margin reflects (i) the sale of NGLs extracted from gas, less the cost of gas purchased for feedstock and (ii) processing fees charged by Delhi to third parties.
(c) Included favorable effects of $2.6 million, $1.5 million and $8.0 million in 1993, 1992 and 1991, respectively, for settlements of certain contractual issues.

         The total number of Delhi employees at year-end was 805 in 1993, 810 in 1992 and 865 in 1991. Delhi employees are not represented by labor unions.

NATURAL GAS GATHERING AND SUPPLY

         Delhi provides a valuable service to producers of natural gas by providing direct markets for the sale of their natural gas. Following discovery of commercial quantities of natural gas, producers generally must either build their own gathering lines or negotiate with another party, such as Delhi, to have gathering lines built to connect their wells to a pipeline for delivery to market. Delhi typically aggregates natural gas production from several wells in a gathering system where it may also provide additional services for the producers by compressing and dehydrating the gas. Depending on the quality of the gas stream, the gas may be treated to make it suitable for market. Delhi's ability to offer producers treating services and its willingness to purchase untreated gas give it an advantage in acquiring gas supplies, particularly in East Texas, where much of the gas produced is not pipeline quality gas. After processing, the residue gas flows through pipelines for ultimate delivery to market.

         Delhi owns and operates extensive gathering systems which are strategically located in the major gas producing areas of Texas and Oklahoma, including East Texas, South Texas and the Anadarko and Permian basins, and also operates in Arkansas, Kansas and Louisiana. Delhi's principal intrastate natural gas pipeline systems total approximately 7,600 miles and interconnect with other intrastate and interstate pipelines at more than 120 points. Interests in two partnerships, one of which operates a FERC regulated interstate pipeline system, bring total systems miles to approximately 8,100 at December 31, 1993. In January 1993, Delhi sold its 25% interest in Red River Pipeline. Total throughput, including Delhi's share of partnership volumes, was 327 billion cubic feet ("bcf") in 1993, 314 bcf in 1992 and 291 bcf in 1991. Delhi's existing systems are capable of handling substantially increased throughput without major investment.

         The following table sets forth the pipeline mileage for pipeline systems, including partnerships, owned and operated by Delhi at December 31, 1993, and natural gas throughput volumes for pipeline systems operated during 1993:

         PIPELINE MILEAGE AND THROUGHPUT VOLUMES
                                                                               1993 AVERAGE
                                                            APPROXIMATE         NATURAL GAS
                                                               MILES            THROUGHPUT
                                                               -----            ----------
                                                                        (MILLIONS OF CUBIC FEET PER DAY)
         Arkansas . . . . . . . . . . . . . . . . . . . .         65                16.3
         Colorado (a) . . . . . . . . . . . . . . . . . .         --                 1.4
         Kansas . . . . . . . . . . . . . . . . . . . . .        164                 4.3
         Louisiana  . . . . . . . . . . . . . . . . . . .        141                11.3
         Oklahoma . . . . . . . . . . . . . . . . . . . .      2,768               306.4
         Texas  . . . . . . . . . . . . . . . . . . . . .      4,506               539.1
                                                               -----              ------
             Total Systems  . . . . . . . . . . . . . . .      7,644               878.8
         Partnerships . . . . . . . . . . . . . . . . . .        475                17.9 (b)
                                                               -----              ------

         TOTAL  . . . . . . . . . . . . . . . . . . . . .      8,119               896.7
                                                               =====              ======

- - --------------------
(a) Delhi sold its Colorado gas gathering facilities (including pipeline systems) during 1993.
(b)  Reflects Delhi's interest in partnership throughput.

         While Delhi obtains gas supplies from various sources, including major oil and gas companies and other pipelines, its primary source has been independent producers. It offers competitive prices for gas, a full range of pipeline services and stable, year-round takes of production. Stable takes are particularly important to small producers who may not have the financial capacity to withstand significant variations in cash flow.

         The services Delhi provides to producers include gathering, dehydration, treating, compression, blending, processing and transportation. Delhi's ability to provide this wide range of services, together with the location of its gathering systems within major gas-producing basins, has allowed it to build a large, flexible gas supply base.

         The pricing mechanisms under Delhi's contracts with producers generally result in variable market-based prices or periodically renegotiable fixed prices. The majority of Delhi's contracts with producers are "take-or-release" contracts under which Delhi has the right to purchase the gas or, if it does not purchase minimum volumes of gas over a specified period, the producer has the right to sell the gas to another party and have it transported on Delhi's system for a fee. Take-or-release contracts present less risk to Delhi than the formerly prevalent take-or-pay contracts, while affording producers an opportunity to protect their cash flow by selling to other buyers. Delhi believes that its liability on take-or-pay contracts, if any, is not material.

         Delhi must add dedicated gas reserves in order to offset the natural declines in production from existing wells on its systems and to meet any increase in demand. In the past, Delhi has successfully connected new sources of supply to its pipeline systems. Management attributes this past success to the strategic location of Delhi's gathering systems in major producing basins, the quality of its service and its ability to adjust to changing market conditions. Delhi's future ability to contract for additional dedicated gas reserves also depends in part on the level and success of drilling by producers in the areas in which Delhi operates. Delhi has added dedicated reserves at increasing levels since 1987.

         The following table sets forth information concerning Delhi's dedicated gas reserves for each of the last three years:

         DEDICATED GAS RESERVES                           1993 (a)      1992        1991
         (BILLIONS OF CUBIC FEET)                         --------      ----        ----
         Balance at start of year . . . . . . . . .        1,652        1,643      1,680
             Additions  . . . . . . . . . . . . . .          382          273        255
             Production . . . . . . . . . . . . . .         (328)        (307)      (275)
             Revisions/Asset Sales  . . . . . . . .          (43)          43        (17)
                                                           -----        -----      -----
         Balance at end of year . . . . . . . . . .        1,663        1,652      1,643
                                                           =====        =====      =====

- - --------------------
(a) During 1993, dedicated gas reserve additions related to Marathon were less than 8% of total additions. At December 31, 1993, approximately 12% of Delhi's dedicated gas reserves were owned by Marathon.

NATURAL GAS SALES

         Delhi sells natural gas nationwide to LDCs, UEGs, pipeline companies, various industrial end-users and marketers under both long and short term contracts. As a result of Delhi's ability to offer a complete package of services to customers, relieving them of the need to locate, negotiate for, purchase and arrange transportation and processing of gas, margins realized by Delhi in its merchant function, particularly when providing premium supply services, are generally higher than those realized when providing separate gathering, processing or transportation services or those realized from spot market sales. In 1993, merchant gas sales represented approximately 63% of Delhi's total systems throughput and 77% of Delhi's total gross margin. Delhi sells gas under both firm and interruptible contracts at varying volumes and in 1993 sold gas to over 160 customers.

         Delhi principally targets sales to on-system LDCs and UEGs. LDCs and UEGs generally are willing to pay higher prices to gas suppliers who can provide reliable gas supplies and adjust to rapid changes in their demand for gas service. Fluctuations in demand for natural gas by LDCs and UEGs are influenced by the seasonal requirements of purchasers using gas for space heating and the generation of electricity for air conditioning. LDCs require maximum deliveries during the winter heating season, while UEGs require maximum deliveries during the summer air-conditioning season. In order to increase flexibility for supplying gas to premium customers, Delhi entered into an arrangement in the fourth quarter of 1993 with a large LDC in Texas to store up to 2.5 bcf of natural gas in an East Texas storage facility. Delhi serves over 30 LDCs and UEGs and total sales to these customers in 1993 exceeded 84 bcf. Delhi also sells gas to industrial end-users. These customers are generally more price-sensitive, but diversify Delhi's customer base and provide a stable market for gas.

         Delhi uses the spot market to balance its gas supply with the demands for premium services. It attempts to sell all of its available gas each month. Delhi typically estimates sales to its premium market, then places the rest of its supply on the spot market. If the estimated premium load does not materialize, spot market sales are increased. If the actual premium load is greater than expected, spot market sales are interrupted to divert additional gas to the premium market. Spot market sales allow Delhi to balance its gas supply with its sales and to maximize throughput on its systems.

         Because of prevailing industry conditions, most recent sales contracts are for periods of one year or less, and many are for periods of 30 days or less. Pricing mechanisms under Delhi's contracts result in gas sales at either market sensitive prices or fixed prices with the unit margin fluctuating in both cases based on the sales price and the cost of gas. Various contracts permit the customer or Delhi to interrupt the gas purchased or sold, under certain circumstances. Other contracts provide Delhi or the customer the right to renegotiate the gas sales price at specified intervals, often monthly or annually. Sales under these contracts may be terminated if the parties are unable to agree on a new price. These contract provisions may make the specified term of a contract less meaningful.

         During 1993, Delhi's four largest customers, which accounted for approximately 30% of total sales, were the Oklahoma Natural Gas Company ("ONG"), the largest LDC in Oklahoma; Southwestern Electric Power Company ("SWEPCO"), a UEG primarily serving locations in Louisiana, Arkansas and Texas; Central Power and Light Company ("CP&L"), a UEG serving South Texas; and Lone Star Gas Company, the largest LDC in Texas, serving the north central part of the state. Natural gas sales to these four largest customers accounted for 18%, 14% and 17% of total systems throughput and 45%, 39% and 37% of total gross margin in 1993, 1992 and 1991, respectively. Sales to two customers, ONG and SWEPCO, accounted for an aggregate of 34%, 30% and

29% of total gross margin in 1993, 1992 and 1991, respectively. Except for ONG, discussed below, no customer accounted for 10% or more of sales in such periods. SWEPCO and CP&L are owned by a common parent, but operate independently in different geographical areas. In the event that one or more of Delhi's large premium supply service customers reduce volumes taken under an existing contract or choose not to renew such contract(s), Delhi would be adversely affected to the extent it is unable to find alternative customers to buy gas at the same level of profitability.

         Delhi has maintained long-term sales relationships with many of its customers and has done business with ONG since 1971. ONG accounted for 14%, 12% and 14% of total sales in 1993, 1992 and 1991, respectively. Since 1987, sales contracts with ONG have been negotiated annually. During 1992, Delhi executed a contract with ONG relating to sales for the 1993 and 1994 contract years. Delhi is in the second year of this contract and has recently negotiated specific pricing provisions for both the 1994 and 1995 contract years.

         Sales to SWEPCO accounted for 7% of total sales in each of 1993 and 1992 and 6% in 1991. Sales to SWEPCO pursuant to one contract ("original contract") were at prices substantially above spot market prices and, as a result, this contract has accounted for more than 10% of Delhi's total gross margin in each year subsequent to 1990. On January 26, 1994, a settlement agreement was executed between DGP and SWEPCO, resolving litigation which began in 1991 related to the original contract which was due to expire in April 1995. The settlement agreement provides that SWEPCO will pay Delhi the price under the original contract through January 1994. Concurrent with the execution of the settlement agreement, Delhi executed a new four-year agreement with SWEPCO enabling Delhi to supply increased volumes of gas to two SWEPCO power plants in East Texas at market sensitive prices and premiums commensurate with the level of service provided. The agreement provides for swing service and does not require any minimum gas purchase volumes. Delhi's operating income and cash flow will be adversely affected by the amount of premiums lost under the original contract for the period February 1, 1994, through April 1, 1995. Broad estimates of the potential premium losses are $18 million and $4 million in 1994 and 1995, respectively.

         Delhi continues to pursue opportunities for long-term gas sales to LDCs and UEGs. During 1992, Delhi executed a new contract with Entex, a Division of Arkla, Inc., to supply for up to ten years the total gas requirements for the city of Tyler, TX. Entex is the second largest LDC in Texas. In early 1993, Delhi entered into additional contracts with Entex to supply gas to Longview, TX and Kilgore, TX. Delhi believes that there are additional opportunities to provide premium supply services to both on-system and off-system LDCs and UEGs at premium prices. Delhi can sell gas to off-system customers because of its numerous interconnections with other pipelines and the availability of transportation service from other pipelines. Delhi's interconnections with other pipelines give it access to virtually every significant interstate pipeline in the United States and permit it to take advantage of regional pricing differentials. Delhi has both firm and interruptible transportation agreements with various pipelines. Delhi attempts to minimize the payment of reservation fees associated with transportation arrangements and had only one contract with an obligation for fixed reservation fees at December 31, 1993.

         In a typical off-system sale transaction, Delhi sells gas to a customer at an interconnection point with another pipeline and the customer arranges further pipeline transportation of the gas to the point of consumption. Delhi's off-system sales in 1993 included sales to LDCs in Indiana, Illinois, Iowa, Kansas, Missouri, Nebraska, New York, California and Minnesota; UEGs in Pennsylvania, California, Kansas and Louisiana; and industrial end-users in many of the same states. Margins realized from off-system sales to LDCs and UEGs have traditionally been lower than those realized from on-system sales to such customers, reflecting the lower level of service typically received by the off-system customers. However, off-system LDCs and UEGs generally are willing to pay a premium over industrial and spot market sales prices.

         Delhi believes that with the implementation of FERC Order No. 636, its opportunities to make premium sales to off-system customers will continue to improve because interstate pipelines will increasingly become primarily transporters of natural gas as opposed to marketers of gas to LDCs, UEGs and large industrial end-users. During 1993, Delhi negotiated three FERC Order No. 636 sales of gas moving to off-system markets. For additional information concerning FERC Order No. 636, see "Regulatory Matters - FERC Regulation" below.

         The following table sets forth the distribution of Delhi's natural gas throughput volumes for each of the last three years:

         NATURAL GAS THROUGHPUT VOLUMES                            1993         1992        1991
         (BILLIONS OF CUBIC FEET)                                  ----         ----        ----
         Natural Gas Throughput
            Natural Gas Sales . . . . . . . . . . . . . .          203.2        200.0       195.9
            Transportation  . . . . . . . . . . . . . . .          117.6        103.4        81.0
                                                                   -----        -----       -----
         Total Systems  . . . . . . . . . . . . . . . . .          320.8        303.4       276.9
            Partnerships - Equity Share . . . . . . . . .            6.5         10.2        14.5
                                                                   -----        -----       -----
         TOTAL  . . . . . . . . . . . . . . . . . . . . .          327.3        313.6       291.4
                                                                   =====        =====       =====

TRANSPORTATION

         Delhi transports natural gas on its pipeline systems for third parties at negotiated fees. When transporting gas for others, Delhi does not take title but delivers equivalent amounts to designated locations. The core of Delhi's transportation business is moving gas for on-system producers who market their own gas. Delhi's transportation business complements its sales and gas processing businesses by generating incremental revenues and margins. Transportation volumes also may be available for purchase by Delhi during periods of peak demand to increase Delhi's supply base. Delhi's more than 120 points of interconnection with both intrastate and interstate pipeline systems facilitate its transportation business. In 1993, transportation services accounted for approximately 37% of Delhi's total systems throughput and 10% of its total gross margin.

GAS PROCESSING AND NGLS MARKETING

         Natural gas processing involves the extraction of NGLs (ethane, propane, isobutane, normal butane and/or natural gasoline) from the natural gas stream, thereby removing some of the British thermal units ("Btus") from the gas. Delhi processes most of the gas moved on its pipeline systems in its own plants, which straddle its pipelines, and processes a smaller portion at third-party plants. Delhi has the processing rights under a substantial majority of its contracts with producers. By processing gas, Delhi captures the differential between the price obtainable for the Btus if sold as NGLs and the price obtainable for the Btus if left in the gas. Delhi has the ability to take advantage of such price differentials by utilizing additional processing capacity at operating plants or by starting up and shutting down processing plants quickly at relatively minimal cost. Delhi monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each plant's operation and the viability of starting up or idling individual plants. At December 31, 1993, 15 of Delhi's 22 plants were operating. Delhi restarted one idled plant in 1993 and two in 1991 because of favorable processing economics. One plant was idled in November 1993, due to insufficient volumes of gas for processing. Delhi expanded its facilities in Custer County, Oklahoma by installing a two-mile pipeline and redesigning and moving the idled Cimarron processing plant to this area. The plant began operations in March 1994. Delhi has a 50% interest in the plant project which has an estimated total project cost of $4.2 million. Delhi also plans a 21-mile system expansion to provide additional system capacity to this plant. This project is scheduled for completion in the third quarter of 1994. In October 1993, Delhi purchased the 30 million cubic feet per day ("mmcfd") Pettus gas plant in South Texas. Construction of a pipeline linking the plant to the Delhi system was completed in November 1993.

         The following table sets forth, by state, the number of Delhi's processing plants at December 31, 1993, and the volume of NGLs sold during 1993:

                                                       PROCESSING PLANTS
                                                  ----------------------------        NGLS
                                                               OPERATING AT           SALES
                                                  TOTAL      DECEMBER 31, 1993       VOLUMES
                                                  -----      -----------------       -------
                                                                                  (THOUSANDS OF
                                                                                GALLONS PER DAY)
         Louisiana (a)  . . . . . . . . . . .       2              ---                 2.9
         Oklahoma (b) . . . . . . . . . . . .      11                7               315.1
         Texas (a)  . . . . . . . . . . . . .       9                8               454.5
                                                  ---              ---               -----

         TOTAL  . . . . . . . . . . . . . . .      22               15               772.5
                                                  ===              ===               =====

- - -----------------------------
(a) 100% owned
(b) 50% owned; NGLs sales volumes reflect Delhi's interest.

         Delhi retains the rights to the NGLs on more than 90% of the gas it processes. The remainder is shared with either producers or other pipelines. For certain 50% owned plants, Delhi shares the retained NGLs equally with the joint owner. Delhi pursues incremental processing business from third parties with unprocessed gas accessible to Delhi's pipeline systems to take advantage of excess capacity when processing economics are favorable.

         Delhi also receives fees for providing treating services for producers whose gas requires the removal of various impurities to make it marketable.
The impurities may include water, carbon dioxide or hydrogen sulfide. Delhi owns and operates its own treating facilities, including three sulfur plants, and also has contracts to treat gas at third-party plants. The ability to offer treating services to producers gives Delhi a competitive advantage in acquiring gas supplies in East Texas, where much of the gas produced is not pipeline quality gas.

         Delhi markets NGLs either at the two major domestic marketing centers for NGLs, Mont Belvieu, TX and Conway, KS, or at the processing plant sites. Delhi also markets NGLs for third parties for a fee. Condensate (free liquids in the gas stream before processing) is very similar to crude oil and is marketed to crude oil purchasers at various separation or collection facilities located throughout Delhi's pipeline systems. Prices for NGLs and condensates are closely related to the price of crude oil.

         Delhi has transportation, fractionation and exchange agreements for the movement of NGLs to market. Delhi sells NGLs to a variety of purchasers including petrochemical companies, refiners, retailers, resellers and trading companies. In 1993, Delhi marketed 282 million gallons ("mmgal") of NGLs to over 64 different customers at spot market prices. Delhi also has agreements with third parties to store NGLs, which provide the flexibility to delay NGLs sales until demand and prices are higher.

         Delhi's average NGLs sales volumes have increased in each year since 1991, totaling 282.0 mmgal, 261.4 mmgal and 214.7 mmgal in 1993, 1992 and 1991, respectively. In addition, NGLs volumes which Delhi processed for third parties for a fee were 45.7 mmgal and 40.5 mmgal in 1993 and 1992, respectively. Delhi also processed nominal amounts of gas for third parties during 1991. Gas processing unit margins, which trended downward over the last three years, averaged 6 cents per gallon in 1993 (1 cent per gallon in the fourth quarter) compared with 10 cents per gallon in 1992 and 13 cents per gallon in 1991. The decline primarily reflected increased average natural gas prices (feedstock costs) and lower average NGLs prices, which trended downward with crude oil.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

         During the three years 1991-1993, Delhi made property, plant and equipment additions aggregating $87.8 million. Additions were $42.6 million, $26.6 million and $18.6 million in 1993, 1992 and 1991, respectively. A portion of these expenditures related to the connection of new dedicated gas reserves. Additions to Delhi's dedicated gas reserves totaled 382 bcf, 273 bcf and 255 bcf in 1993, 1992 and 1991, respectively. In addition, expenditures were made to purchase facilities and to improve and upgrade existing facilities. Expenditures in 1993 included amounts for a multi-pipeline interconnection and compression project in the Carthage area of East Texas, the acquisition and connection of a 65-mile gas gathering system in West

Texas and the purchase, connection and upgrade of a 30 mmcfd cryogenic gas processing facility near existing systems in South Texas. For information concerning capital expenditures for environmental controls in 1993, 1992 and 1991 and estimated capital expenditures for such purposes in 1994 and 1995, see "Environmental Matters" below.

         Capital expenditures in 1994 are expected to exceed 1993 levels as Delhi continues to pursue opportunities at attractive prices to connect dedicated gas reserves by the expansion or acquisition of gas gathering, processing and transmission assets, including those made available as a result of current industry conditions and regulatory initiatives.

         Depreciation, depletion and amortization costs for Delhi were $36.3 million, $40.2 million and $38.7 million in 1993, 1992 and 1991, respectively.

REGULATORY MATTERS

         Delhi's facilities and operations are subject to regulation by various governmental agencies.

STATE REGULATION

         The Texas Railroad Commission ("RRC") has the authority to regulate natural gas sales and transportation rates charged by intrastate pipelines in Texas. The RRC requires tariff filings for certain of Delhi's transactions and, under limited circumstances, could propose changes in such filed tariffs. Rates charged for pipeline-to-pipeline transactions and to transportation, industrial and other similar large volume contract customers (other than LDCs) are presumed by the RRC to be just and reasonable where (i) neither the supplier nor the customer had an unfair advantage during negotiations, (ii) the rates are substantially the same as rates between the gas utility and two or more of these customers for similar service or (iii) competition does or did exist for the market with another supplier of natural gas or an alternative form of energy. Competition generally exists in the markets Delhi serves and rate cases have been infrequent.

         Delhi's Texas pipeline systems are subject to the "ratable take rules" of the RRC. Under ratable take rules, each purchaser of gas is generally required first to take ratably certain high-priority gas (i.e., principally casinghead gas from oil wells) produced from wells from which it purchases gas and, if its sales volumes exceed amounts of such high-priority gas available, thereafter to take gas well gas from wells from which it purchases gas on a ratable basis, by categories, to the extent of demand. Under other RRC regulations, large industrial customers are subject to curtailment or service interruption during periods of peak demand. Certain Delhi customers in Texas and Oklahoma may also be subject to state ratable take rules. Such rules have affected purchases of gas from Delhi in the past and may affect such purchases in the future.

         The RRC has promulgated Statewide Rules which streamline the process for determining gas demand and gas allowables in Texas. By setting allowables to meet market demand, Delhi believes the RRC rules will foster more accurate pricing signals between the wellhead and the burnertip. Although the ultimate impact of these changes to the proration rules is uncertain, Delhi believes it is well positioned to benefit from the new pricing structure.

         Delhi generally does not engage in the type of sales or transportation transactions which would subject it to cost of service regulation in the states where it does business. Louisiana exercises limited jurisdiction over certain facilities constructed in that state by Delhi.

FERC REGULATION

         As a gas gatherer and an operator primarily of intrastate pipelines, Delhi is generally exempt from regulation under the Natural Gas Act of 1938 ("NGA"). Delhi operates and owns a 25% interest in Ozark Gas Transmission System ("Ozark"), an interstate pipeline providing transportation services in western Arkansas and eastern Oklahoma. Ozark is subject to FERC regulation under the NGA and the Natural Gas Policy Act of 1978 ("NGPA"). FERC also exercises jurisdiction over transportation services provided by Delhi under
Section 311 of the NGPA. This jurisdiction is limited to a review of the rates, terms and conditions of such services.

         In April 1992, FERC issued Order No. 636, which makes significant changes to the regulatory schedule applicable to the services provided by interstate natural gas pipelines. The changes are intended to ensure that pipelines provide transportation service that is equal in quality for all gas supplies, whether the customer purchases the gas from the pipeline or from another supplier. FERC believes these structural changes will benefit the public and all segments of the natural gas industry by improving the access of gas buyers to a variety of gas sellers so as to maximize the benefits of the competitive wellhead gas market. During restructuring proceedings mandated by Order No. 636, current interstate pipeline customers have an opportunity to reduce their purchases of gas from the pipeline or to release their firm transportation capacity if they do not need the capacity. FERC is in the process of implementing Order No. 636, but Delhi cannot predict the final requirements of the FERC initiatives or their effect upon the availability or cost of transportation services to Delhi.

         Delhi anticipates that the merchant function of interstate pipelines will continue to be reduced as a result of Order No. 636 and Delhi believes that this reduction will provide Delhi with a number of opportunities to expand its merchant function. Under Order No. 636, Delhi will be able to offer its merchant services to existing customers of interstate pipelines who are seeking an alternative gas supply source. During 1993, Delhi negotiated three Order No. 636 sales of gas moving to off-system markets.

ENVIRONMENTAL MATTERS

         The Delhi Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The Safety and Environmental Affairs organization has the responsibility to ensure that the Delhi Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations.

         The businesses of the Delhi Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances. In addition, many states where the Delhi Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA, could result in increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental
Matters, Litigation and Contingencies" for the Delhi Group.

         The Delhi Group has incurred and will continue to incur capital and operating and maintenance expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Delhi Group's products and services, operating results will be adversely affected. The Delhi Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production proceses.

AIR

         The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the Delhi Group is on its compressor stations and its processing plants. The amendments establish attainment deadlines and control requirements based on the severity of air pollution in a geographical area. All facilities that are major sources as defined by the CAA will require Title V permits.

WATER

         The Delhi Group maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and it is in compliance with such permits.

SOLID WASTE

         The Delhi Group continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks containing regulated substances. Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined.

REMEDIATION

         Minor remediation projects are done on a routine basis and related expenditures have not been material.

CAPITAL EXPENDITURES

         The Delhi Group's capital expenditures for environmental controls were $4.5 million in 1993, $3.0 million in 1992 and $2.0 million in 1991. The Delhi Group currently expects such expenditures to approximate $5 million in 1994. Predictions beyond 1994 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Delhi Group anticipates that environmental capital expenditures in 1995 will remain at about the same levels experienced in 1994; however, actual expenditures may increase as additional projects are identified or additional requirements are imposed. Expenditures for environmental controls include amounts for projects which, while benefitting the environment, also enhance operating efficiencies.

ITEM 2.  PROPERTIES

         The location and general character of the principal oil and gas properties, plants, mines, pipeline systems and other important physical properties of USX are described in Item 1, the BUSINESS section of this document. Except for oil and gas producing properties, which generally are leased, or as otherwise stated, such properties are held in fee. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. At the date of acquisition of important properties, titles were examined and opinions of counsel obtained, but no title examination has been made specifically for the purpose of this document. The properties classified as owned in fee generally have been held for many years without any material unfavorably adjudicated claim.

         Several steel production facilities and interests in two liquefied natural gas tankers are leased. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 16. Leases".

         The basis for estimating oil and gas reserves is set forth in the "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves".

         USX believes that its surface and mineral rights covering reserves are adequate to assure the basic legal right to extract the minerals, but may not yet have obtained all governmental permits necessary to do so.

         Unless otherwise indicated, all reserves shown are as of December 31, 1993.

ITEM 3.  LEGAL PROCEEDINGS

         USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments related to the Marathon Group, the U. S. Steel Group and the Delhi Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements and/or to the financial statements of the applicable group. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

USX LEGAL PROCEEDINGS ATTRIBUTABLE TO THE MARATHON GROUP

TEXAS CITY REFINERY LITIGATION

         On October 30, 1987, there was a release of hydrofluoric acid ("HF") at Marathon's Texas City refinery when a contractor-operated crane failed and ruptured the HF tank. As a result, a number of lawsuits were filed against Marathon and others for property damage and personal injury. During the third quarter of 1993, Marathon agreed to settle with over 3,000 plaintiffs. Aggregate litigation settlements with respect to these cases (some of which have been agreed to but not finalized) are less than $14 million. Excluding those cases with agreed settlements, there are less than 100 plaintiffs remaining in the cases still pending. USX believes that a liability in excess of the amount which had been provided for in this matter through December 31, 1993, is remote.

ENVIRONMENTAL PROCEEDINGS

         The following is a summary of proceedings attributable to the Marathon Group that were pending or contemplated as of December 31, 1993, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. LEGAL PROCEEDINGS" above takes such matters into account.

         Claims under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, USX is unable to reasonably estimate its ultimate cost of compliance with CERCLA.

         At December 31, 1993, USX had been identified as a PRP at a total of 14 CERCLA sites related to the Marathon Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with 13 of these sites will be under $1 million per site and most will be under $100,000. The other site is the MOTCO site near La Marque, TX, where Marathon was named as a PRP in a complaint filed by the United States in 1986 concerning the release of hazardous substances. In 1993, Marathon and other PRPs entered into a comprehensive consent decree with the federal government covering both onsite and offsite remediation, and superseding a 1987 partial consent decree. In anticipation of the comprehensive consent decree, Marathon paid approximately $1.8 million to the major PRP for the site, in exchange for that party's assumption of Marathon's responsibility for onsite and offsite remediation and indemnification of Marathon as to the remediation costs.

         In addition, there are 22 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof.

         There are also 49 additional sites, excluding retail marketing outlets and the three RCRA sites mentioned below, related to the Marathon
Group where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, the Marathon Group believes that its liability for cleanup and remediation costs in connection with 26 of these sites will be under $100,000 per site, another 18 sites have potential costs between $100,000 and $1 million per site and four sites may involve remediation costs between $1 million and $5 million per site. There is one location which involves a remediation program in cooperation with the Michigan Department of Natural Resources at a closed and dismantled refinery site located near Muskegon, MI. The Marathon Group anticipates spending between $8 million and $18 million over the next
10 to 20 years at this site.

         Additionally, the Marathon Group is involved with a potential corrective action at its Robinson, IL refinery where the remediation costs have been estimated at between $4 million and $18 million over the next 20 to 30 years. There are two other corrective action sites where the Marathon Group believes that its liability for cleanup and remediation costs will be under $100,000 per site.

         In January 1994, the U.S. Environmental Protection Agency ("EPA") (Region 5, Chicago) served Marathon with a Complaint and Compliance Order for Resource Conservation and Recovery Act ("RCRA") violations at the Robinson refinery seeking a penalty of $298,990. The Complaint alleges that the refinery violated RCRA for failure to properly characterize the waste water from a truck rinse pad and to maintain records of such characterization and failure to file a Class I permit modification and to implement the Contingency Plan. Marathon has filed its Answer denying liability.

USX LEGAL PROCEEDINGS ATTRIBUTABLE TO THE U. S. STEEL GROUP

B&LE LITIGATION; MDL-587

         On January 24, 1994, the U.S. Supreme Court denied a petition for Writ of Certiorari by the Bessemer & Lake Erie Railroad ("B&LE") in the lower Lake Erie Iron Ore Antitrust Litigation ("MDL-587"). As a result, the decision of the U.S. Court of Appeals for the Third Circuit affirming judgments against the B&LE of approximately $498 million, plus interest, relating to antitrust violations by the B&LE was permitted to stand. In addition, the Third Circuit decision remanded the claims of two plaintiffs for retrial of their damage awards. At trial these plaintiffs asserted claims of approximately $8 million, but were awarded only nominal damages by the jury. A new trial date has not been set. Any damages awarded in a new trial may be more or less than $8 million and would be subject to trebling.

         The B&LE was a wholly owned subsidiary of USX throughout the period the conduct occurred. It is now a subsidiary of Transtar, Inc. ("Transtar") in which USX has a 45% equity interest. These actions were excluded liabilities in the sale of USX's transportation units in 1988, and USX is obligated to reimburse Transtar for judgments paid by the B&LE.

         Following the Court of Appeals decision, USX, which had previously accrued $90 million on a pre-tax basis for this litigation, charged an additional amount of $619 million on a pre-tax basis against the results of the
U. S. Steel Group in the second quarter of 1993. In late 1993, USX and LTV Steel Corp. ("LTV"), one of the Plaintiffs in MDL-587, agreed to settle all LTV's claims in that action for $375 million. USX paid $200 million on December 29, 1993, and the balance on February 28, 1994. Claims of three additional plaintiffs were also settled in December 1993.

         These settlements resulted in a pre-tax credit of $127 million in the fourth quarter financial results of the U. S. Steel Group. As a result of the denial of the Petition for Writ of Certiorari, judgments for the other MDL-587 plaintiffs (other than the two remanded for retrial), totaling approximately $190 million, including post-judgment interest, were paid in the first quarter of 1994. Claims for legal fees and costs related to these actions, estimated not to exceed $20 million, remain to to paid.

B&LE LITIGATION; ARMCO

         In June 1990, following judgments entered on behalf of steel company plaintiffs in MDL-587, Armco Steel filed federal antitrust claims against the B&LE and other railroads in the Federal District Court for the District of Columbia. B&LE successfully challenged the actions for lack of jurisdiction and venue, and the case was transferred to the Federal District Court for the Northern District of Ohio. Other defendant railroads settled with Armco, leaving B&LE the only remaining defendant. On April 7, 1993, B&LE's motion to dismiss the federal antitrust claims on grounds of statute of limitations was granted. Subsequently, Armco refiled its claims under the Ohio Valentine Act. B&LE's motions for summary judgment on time bar issues and for change of venue to another Ohio county are pending, and not yet fully briefed. No discovery has been taken on the merits of Armco's claims, but if Armco survives the present and possibly further pre-trial motions and the case proceeds to trial on the merits, Armco's claimed damages are likely to be substantial. Unlike MDL-587, it is USX's position that the Armco case was not an excluded liability in the sale of USX's transportation units to Transtar in 1988, and that USX therefore is not obligated to reimburse Transtar for any judgments rendered in the Armco case; however, this position is being disputed by Transtar and The Blackstone Group, the ultimate owner of 52% of Transtar's outstanding shares.

FAIRFIELD AGREEMENT LITIGATION

         On November 15, 1989, USX and two former officials of the USWA were indicted by a federal grand jury in Birmingham, AL which alleged that USX granted leaves of absence and pensions to the union officials with intent to influence their approval, implementation and interpretation of the December 24, 1983, Fairfield agreement, a local labor agreement which resulted in reopening USX's Fairfield Works. On July 10, 1990, USX and the union officials were convicted. On September 27, 1990, the District Court imposed a $4.1 million fine on USX and ordered restitution to the U. S. Steel and Carnegie Pension Fund of approximately $300,000. USX believes the verdicts were erroneous and has appealed the decision to the Court of Appeals for the 11th Circuit. The payment of the fine and the restitution have been stayed pending the appeal. A former executive officer of USX who was also subsequently indicted has pleaded not guilty and has not yet been tried. A related civil action against USX, which was dismissed by the trial court, has been appealed to the U. S. Court of Appeals for the 11th Circuit.

PICKERING LITIGATION

         On November 3, 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in PICKERING V. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (UT) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages and, pending the court's determinations, USX may appeal. Plaintiffs' counsel has been reported as estimating plaintiffs' recovery to be in excess of $100 million. USX believes any such damages will likely be substantially less than the plaintiff's estimate.

ENERGY BUYERS LITIGATION

         On December 21, 1992, an arbitrator issued an award for approximately $117 million, plus interest under Ohio law, against USX in ENERGY BUYERS SERVICE CORPORATION V. USX CORPORATION, a case originally filed in the District Court of Harris

County, TX. Such amount was fully accrued as of December 31, 1992. On December 15, 1993, USX agreed to settle all claims in the case for $95 million and deferred payments of up to $9 million.

ALOHA STADIUM LITIGATION

         A jury trial commenced in late June 1993, in a case filed in the Circuit Court of the First Circuit of Hawaii by the State of Hawaii alleging, among other things, that the weathering steel, including USS COR-TEN Steel, which was incorporated into the Aloha Stadium was unsuitable for the purpose used. The State sought damages of approximately $97 million for past and future repair costs and also sought treble damages and punitive damages for deceptive trade practices and fraud, respectively. On October 1, 1993, the jury returned a verdict finding no liability on the part of U. S. Steel.
In January 1994, the State appealed the decision to the Supreme Court of Hawaii.

INLAND STEEL PATENT LITIGATION

         In July 1991, Inland Steel Company ("Inland") filed an action against USX and another domestic steel producer in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants had infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $50 million and an injunction against future infringement. USX in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, a jury found USX to have infringed the patents. The District Court has yet to rule on the validity of the patents. In July 1993, the U. S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of USX and the other steel producer. A further request was submitted by USX to the Patent Office in October 1993, presenting additional questions as to patentability which was granted and consolidated for consideration with the original request. Inland is entitled to a hearing prior to the time that the decision of the Patent Office becomes final, and any final decision by the Patent Office is subject to judicial appeal.

SECURITIES LITIGATION

         In July 1993, a class action was filed in the U.S. District Court for the Western District of Pennsylvania (FINKEL V. LEHMAN BROTHERS, ET AL.) naming as defendants USX, Messrs. C.A. Corry, R.M. Hernandez and L.B. Jones, officers of the Corporation, and the underwriters in a public offering of 10 million shares of Steel Stock completed on July 29, 1993. The complaint alleges that the Corporation's prospectus and registration statement was false and misleading with respect to the effect of unfairly traded imports on the domestic steel industry and the then pending ITC proceedings and seeks as damages the difference between the public offering price and the value of the shares at the time the action was brought or the price at which shares were disposed of prior to filing the suit. Two additional actions (SNYDER V. USX, ET AL. AND ERENBERG V. USX, ET AL.) involving essentially the same issues were filed in August 1993 in the same court and added Mr. T.J. Usher, also an officer, as a defendant. In January 1994, USX filed a motion to dismiss these cases, which have been consolidated. This motion has not yet been acted upon.

ENVIRONMENTAL PROCEEDINGS

         The following is a summary of the proceedings attributable to the
U. S. Steel Group that were pending or contemplated as of December 31, 1993, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. LEGAL PROCEEDINGS" above takes such matters into account.

         Claims under CERCLA and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. PRP's for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, USX is unable to reasonably estimate its ultimate cost of compliance with CERCLA.

         At December 31, 1993, USX had been identified as a PRP at a total of 41 CERCLA sites related to the U. S. Steel Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with 34 of these sites will be under $1 million per site and most will be under $100,000. At one site, U. S. Steel's former Duluth, MN Works, USX had estimated spending approximately $3.3 million over the next three years. However, in September 1993, USX was directed to develop alternative methods of remediation for this site, the cost of which is presently unknown and indeterminable and, as a result, future costs may be more or less than the $3.3 million previously estimated. At the remaining six sites, USX has no reason to believe that its share in the remaining cleanup costs at any single site will exceed $5 million, although it is not possible to accurately predict the amount of USX's share in any final allocation of such costs. Following is a summary of the status of the six sites:

      In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, PA. The cost of such removal, which has been completed, was approximately $3 million, of which USX paid $2.5 million. The EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the Pennsylvania Department of Environmental Resources ("PaDER") placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation and Feasibility Study ("RI/FS") which is expected to be completed in late 1994. It is not possible to estimate accurately the cost of any remediation or USX's share in any final allocation formula; however, based on presently available information, USX may have been responsible for approximately 70% of the waste material deposited at the site.

      In 1989, a consent decree negotiated between the EPA and USX was entered in the U.S. District Court of New Jersey requiring USX to undertake remedial work at the Tabernacle Drum Dump site in Tabernacle, NJ. USX has expended $2.5 million in completing the remedial design and in constructing the treatment system. It is expected that the remaining remedial work will cost approximately $1.0 million. Additionally, the Department of Justice filed a complaint in 1990 against USX and a waste disposal firm seeking recovery of $1.7 million expended by the EPA in conducting a RI/FS for the site. USX has cross claimed against the waste disposal firm, and its successor in ownership, which improperly disposed of the waste material.

      At the Arrowhead Refinery site in Hermantown, MN, USX is one of 17 defendants named in a complaint filed by the EPA in 1989. The agency is seeking to recover over $4 million in past costs and a declaratory judgment as to all future costs that may be expended by the government at this site. The Record of Decision issued by the EPA in 1986 selected a remediation plan which was projected by the agency in 1990 to cost over $60 million. In response to a unilateral administrative order issued by the EPA in March 1990, USX and 28 other PRPs are implementing the groundwater remedial phase of the site remediation, which is expected to cost a total of $2 million. The EPA issued a further administrative order in May 1991, to USX and 150 other PRPs mandating remediation of the site sludge material. However, in response to treatability studies performed by USX and thirty other PRPs, the EPA amended the Record of Decision on February 9, 1994, to allow a more cost effective remediation of the site's sludge material and contaminated soils to be implemented. The remediation costs under the revised remedy will be under $25 million. Subject to completing the ongoing negotiations for a global settlement involving all PRPs, the EPA has agreed to forgive its past costs and implement a component of the site remediation. The EPA's contribution towards the necessary site expenditures would be over 30%. Additionally, an allocation consultant submitted its final report on January 14, 1994, with the approval of the court in an attempt to determine each PRP's share of the waste disposed of at the site. Based upon this report, USX should be responsible for no more than 3% of the site costs. However, this percentage may increase slightly due to the inability of some PRPs to contribute financially towards the site remediation.

      USX participated with thirty-five other PRPs in performing removal work at the Ekotek/Petrochem site in Salt Lake City, UT under the terms of a 1991 administrative order negotiated with the EPA. The removal work was completed in 1992 at a cost of over $9 million. In July 1992, the PRP Remediation Committee negotiated an administrative order on consent to perform a RI/FS of the site. It is expected the RI/FS will be completed by the end of 1994. USX has contributed approximately $550,000 through 1993 towards completing the removal work and performing the RI/FS. USX's proportionate share of costs presently being used by the PRP Remediation Committee is approximately 5% of the participating PRPs, but a final determination has not yet been made and it is expected that the percentage may decrease as a result of the participation of additional PRPs. The PRP Remediation Committee is attempting to involve non-participating PRPs in financing all the site response work.

      USX owns about 51% of the common stock of RMI Titanium Company ("RMI") which has been identified as a PRP (together with 31 other companies) at the Fields Brook Superfund site in Ashtabula, OH. In 1986, the EPA estimated the cost of remediation at $48 million, although the actual costs may be significantly more or less depending on a variety of factors. RMI and twelve other PRPs are conducting a study at an estimated cost of $16.5 million. The thirteen PRPs have agreed to non-binding arbitration to allocate the cost of complying with the order to do the study. It is not possible to determine accurately RMI's share in any final allocation formula with respect to the study or the cleanup; however, on the basis of its current knowledge, RMI believes its share of the ultimate costs will be in the range of 5% to 11%.

      The Buckeye Reclamation Landfill, near St. Clairsville, OH, has been used at various times as a disposal site for coal mine refuse and municipal and industrial waste. USX is one of fifteen PRPs that have indicated a willingness to enter into an agreed order with the EPA to perform a remediation of the site. Until there is a final determination of each PRP's proportionate share at the site, USX has agreed to accept a share of 9.26% under an interim allocation agreement among all fifteen PRPs. Since 1992, USX has spent approximately $250,000 at the site, primarily on remedial design work estimated to total $2.5 million. Implementation of the remedial design plan, resulting in a long-term cleanup of the site, is expected to cost approximately $21.5 million.

         In addition, there are 28 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof.

         There are also nine additional sites, excluding the RCRA site mentioned below, related to the U. S. Steel Group where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation. Based on currently available information, which is in many cases preliminary and ,incomplete, the U. S.
Steel Group believes that its liability for cleanup and remediation costs in connection with two of these sites will be under $100,000 per site, another two sites have potential costs between $100,000 and $1 million per site and one site may involve remediation costs between $1 million and $5 million. The U. S. Steel Group is currently unable to classify the potential costs associated with remediation at four of the sites.

         Additionally, the U. S. Steel Group has commenced a RCRA Facility Investigation and a Corrective Measure Study at its Fairless Works. This study is expected to take three years to complete at a cost of $2 million to $3 million. The cost associated with any remediation which may ultimately be required is not presently reasonably estimable.

The following cases are also pending:

         In 1987, USX and the PaDER entered into a consent order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from U. S. Steel's Clairton Works in Clairton, PA. That consent order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PaDER reached agreement to amend the consent order. Under the amended order, USX has agreed to continue paying the prior $2,500 monthly penalty until February 1997; to clean up and close a former coke plant waste disposal site over a period of 15 years; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. A study is underway to determine clean up and closure requirements.

         In 1988, the United States filed an action in the United States District Court, Northern District of Indiana, for alleged violations of its National Pollutant Discharge Elimination System ("NPDES") permit effluent limitations and proposed including U. S. Steel's Gary Works on the EPA's List of Violating Facilities under Section 508 of the Clean Water Act based upon the EPA's allegations of continuing or recurring non-compliance with clean water standards at the facility. A consent decree signed by USX and approved by the court in 1990 requires USX to pay a civil penalty of $1.6 million, to study and implement a program to remediate the sediment in a portion of the Grand Calumet River and to comply with specified wastewater control requirements entailing up to $25 million for new control equipment. In addition, the EPA withdrew the proposal to include Gary Works on the List of Violating Facilities. A proposed sediment remediation plan was submitted to the EPA in February 1993, which is estimated to cost approximately $29 million. USX and the EPA are currently negotiating the terms under which the sediment remediation plan will be implemented.

        In 1990, USX received a Notice of Violation issued by IDEM alleging the violation of regulations concerning hazardous wastes at U. S. Steel's Gary Works. The proposed Agreed Order included with the Notice of Violation provided for a civil penalty of $145,000. After several unsuccessful discussions with the agency in an attempt to resolve the issues raised in the Notice of Violation, including the amount of any penalty, the agency issued an Order assessing a civil penalty of $180,225. USX filed an appeal of the Order. USX and the agency are pursuing settlement discussions.

        In 1991, the Department of Justice filed an action against USX in the U.S. District Court for the Western District of Pennsylvania alleging that
USX used process waste water to quench coke at U. S. Steel's Clairton Works on 381 occasions and had vented unburned coke oven gas into the atmosphere on 13 occasions. The complaint requested that USX be enjoined from operating the coke batteries in violation of the CAA and related state and local laws and to install appropriate pollution control equipment. The action sought civil penalties at the maximum statutory rate of $25,000 per day of violation from December 1, 1985. An agreement on the final consent decree was reached in late 1992 and the proposed consent decree was filed with the court on February 18, 1993. The consent decree was approved and entered by the court on June 24, 1993, and USX paid civil penalties of $1.8 million on July 1, 1993.

        In January 1992, USX commenced negotiations with the EPA regarding the terms of an administrative order on consent, pursuant to the RCRA, under which USX would perform a RCRA Facility Investigation ("RFI") and a Corrective Measure Study ("CMS") at USX's Fairless Works. USX commenced the RFI/CMS during 1993, which will require over three years to complete at an approximate cost ranging from $2-3 million. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at Fairless Works.

        In January 1992, the EPA filed an Administrative Complaint against USX's Gary Works alleging violations of the regulations governing releases from underground storage tanks. On July 30, 1993, a Consent Agreement and Final Order was signed by USX and the EPA in resolution of the Administrative Complaint. USX is required to perform additional assessment work and complete any soil and groundwater contamination indicated by the assessments. USX also paid a civil penalty in the amount of $164,550.

        On October 9, 1992, the EPA filed a complaint against RMI alleging certain RCRA violations at RMI's closed sodium plant in Ashtabula, OH. The EPA's determination is based on information gathered during inspections of the facility in 1991. Under the complaint, the EPA proposed to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. RMI is contesting the complaint. It is RMI's position that it has complied with the provisions of RCRA and that the EPA's assessment of penalties is inappropriate. A formal hearing has been requested and informal discussions with the EPA to settle this matter are ongoing. Based on the preliminary nature of the proceedings, RMI is currently unable to determine the ultimate liability, if any, that may arise from this matter.

        On January 17, 1992, USX filed an appeal with the Pennsylvania Environmental Hearing Board contesting the issuance of a NPDES permit for the Taylor Landfill in West Mifflin, PA. On June 23, 1993, the Board approved a Consent Order and Adjudication between USX and the PaDER resolving issues raised by USX in its appeal. The agreement provides USX with a compliance schedule to install water pollution control equipment. In addition, USX agreed to pay a total civil penalty of $300,000 in annual payments of $100,000. USX paid the first payment in June 1993.

USX LEGAL PROCEEDINGS ATTRIBUTABLE TO THE DELHI GROUP

SWEPCO LITIGATION

        On January 26, 1994, a settlement agreement was executed between Delhi and Southwestern Electric Power Company ("SWEPCO"), resolving litigation which began in 1991 related to a 15-year natural gas purchase contract ("original contract") which was due to expire in April 1995. The settlement agreement provides that SWEPCO pay Delhi the price under the original contract through January 1994. Concurrent with execution of the settlement agreement, Delhi executed a new four-year agreement with SWEPCO enabling Delhi to supply increased volumes of gas to two SWEPCO power plants in East Texas at market sensitive prices and premiums commensurate with the level of service provided. The agreement provides for swing service and does not require any minimum gas purchase volumes. The Delhi Group's operating income and cash flow will be adversely affected by the amount of premiums lost under the original contract for the period February 1, 1994, through April 1, 1995. Broad estimates of the potential premium losses are $18 million and $4 million in 1994 and 1995, respectively.

ENSERCH LITIGATION

        Delhi is also a defendant in ENSERCH EXPLORATION, INC., AND EP OPERATING COMPANY V. DELHI GAS PIPELINE CORPORATION, which was filed in the 193rd District Court in Dallas County, TX, in July 1990. This lawsuit involves a take-or-pay claim against Delhi under a contract which provided Delhi the right to suspend the contract if it was uneconomic to purchase gas thereunder. The plaintiffs seek unspecified damages for breach of the contract, as well as a declaratory judgment as to the rights and obligations of the parties under the contract. A summary judgment previously granted by the trial court in Delhi's favor was reversed upon appeal. The trial date has been set for August 1, 1994, and the case is currently in the discovery phase.

ENVIRONMENTAL REGULATION

        Delhi is subject to federal, state and local laws and regulations relating to the environment. Based on procedures currently in place, including routine reviews of existing and proposed environmental laws and regulations and unannounced environmental inspections performed periodically at company facilities, and the associated expenditures for environmental controls, Delhi believes that its facilities and operations are in general compliance with environmental laws and regulations. However, because some of these requirements presently are not fixed, Delhi is unable to accurately predict the eventual cost of compliance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

        The principal market on which Marathon Stock, Steel Stock and Delhi Stock are traded is the New York Stock Exchange. Information concerning the high and low sales prices for the common stocks as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Consolidated Financial Statements and Supplementary Data - Selected Quarterly Financial Data (Unaudited)".

        As of February 28, 1994, there were 116,979 registered holders of Marathon Stock, 83,297 registered holders of Steel Stock and 124 registered holders of Delhi Stock.

        The Board of Directors intends to declare and pay dividends on Marathon Stock, Steel Stock and Delhi Stock based on the financial condition and results of operations of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively, although it has no obligation under Delaware law to do so. In determining its dividend policy with respect to Marathon Stock, Steel Stock and Delhi Stock, the Board will rely on the separate financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively. The method of calculating earnings per share for Marathon Stock, Steel Stock and Delhi Stock reflects the Board's intent that separately reported earnings and the surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. Dividends on Marathon Stock, Steel Stock and Delhi Stock are limited to legally available funds of USX, which are determined on the basis of the entire Corporation. Distributions on Marathon Stock, Steel Stock and Delhi Stock would be precluded by a failure to pay dividends on preferred stock of USX. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or certain series of preferred stock, will reduce the funds of USX legally available for payment of dividends on the three classes of USX common stock as well as any preferred stock.

        Dividends on Steel Stock are further limited to the Available Steel Dividend Amount. Net losses of the Marathon Group and the Delhi Group and distributions on Marathon Stock, Delhi Stock and on any preferred stock attributed to the Marathon Group or the Delhi Group will not reduce the funds available for declaration and payment of dividends on Steel Stock unless the legally available funds of USX are less than the Available Steel Dividend Amount. Dividends on Delhi Stock are further limited to the Available Delhi Dividend Amount. Net losses of the Marathon Group and the U. S. Steel Group and distributions on Marathon Stock, Steel Stock and on any preferred stock attributed to the Marathon Group or the U. S. Steel Group will not reduce the funds available for declaration and payment of dividends on Delhi Stock unless the legally available funds of USX are less than the Available Delhi Dividend Amount. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 21. Dividends".

        The Board has adopted certain policies with respect to the Marathon Group, the U. S. Steel Group and the Delhi Group, including, without limitation, the intention to: (i) limit capital expenditures of the U. S. Steel Group over the long term to an amount equal to the internally generated cash flow of the U. S. Steel Group, including funds generated by sales of assets of the U. S. Steel Group, (ii) sell assets and provide services between any of the Marathon Group, the U. S. Steel Group and the Delhi Group only on an arm's-length basis and (iii) treat funds generated by sales of Marathon Stock, Steel Stock or Delhi Stock (except for sales of Delhi Stock deemed to represent the Retained Interest) and securities convertible into such stock as assets of the Marathon Group, the U. S. Steel Group, or the Delhi Group, as the case may be, and apply such funds to acquire assets or reduce liabilities of the Marathon Group, the U. S. Steel Group or the Delhi Group, respectively. These policies may be modified or rescinded by action of the Board, or the Board may adopt additional policies, without the approval of holders of the three classes of USX common stock, although the Board has no present intention to do so.

FIDUCIARY DUTIES OF THE BOARD; RESOLUTION OF CONFLICTS

        Under Delaware law, the Board must act with due care and in the best interest of all the stockholders, including the holders of the shares of each class of USX common stock. The interests of the holders of any class of USX common stock may, under some circumstances, diverge or appear to diverge. Examples include the determination of whether shares of Delhi Stock offered for sale will be deemed to represent either part of the Retained Interest or an additional equity interest in the Delhi Group; the optional exchange of Steel Stock for Marathon Stock at the 10% premium or of Delhi Stock for Marathon Stock or Steel Stock at the 10% premium or 15% premium, as the case may be, the determination of the record date of any such exchange or for the redemption of any Steel Stock or Delhi Stock; the establishing of the date for public announcement of the liquidation of USX and the commitment of capital among the Marathon Group, the U. S. Steel Group and the Delhi Group.

        Because the Board owes an equal duty to all common stockholders regardless of class, the Board is the appropriate body to deal with these matters. In order to assist the Board in this regard, USX has formulated policies to serve as guidelines for the resolution of matters involving a conflict or a potential conflict, including policies dealing with the payment of dividends, limiting capital investment in the U. S. Steel Group over the long term to its internally generated cash flow and allocation of corporate expenses and other matters. The Board has been advised concerning the applicable law relating to the discharge of its fiduciary duties to the common stockholders in the context of the separate classes of USX common stock and has delegated to the Audit Committee of the Board the responsibility to review matters which relate to this subject and report to the Board. While the classes of USX common stock may give rise to an increased potential for conflicts of interest, established rules of Delaware law would apply to the resolution of any such conflicts. Under Delaware law, a good faith determination by a disinterested and adequately informed Board with respect to any such matter would be a defense to any claim of liability made on behalf of the holders of any class of USX common stock. USX is aware of no precedent concerning the manner in which such rules of Delaware law would be applied in the context of its capital structure.

ITEM 6.  SELECTED FINANCIAL DATA
         USX -- CONSOLIDATED

                                                                 DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                                 -------------------------------------
                                                        1993         1992         1991       1990        1989
                                                        ----         ----         ----       ----        ----
INCOME STATEMENT DATA:
   Sales  . . . . . . . . . . . . . . . . . . . . .    $18,064     $17,813      $18,825     $20,659    $18,717
   Operating income (loss)    . . . . . . . . . . .         56          70         (259)      1,556      1,570
    Operating income includes:
      B&LE litigation charge  . . . . . . . . . . .        342          --           --          --         --
      Inventory market valuation charges (credits)         241         (62)         260        (140)      (145)
      Restructuring charges   . . . . . . . . . . .         42         125          426          --         --
   Total income (loss) before cumulative effect
      of changes in accounting principles . . . . .       (167)       (160)        (578)        818        965
   Net income (loss)  . . . . . . . . . . . . . . .    $  (259)    $(1,826)     $  (578)    $   818    $   965
   Dividends on preferred stock   . . . . . . . . .        (27)         (9)          (9)        (18)       (58)
                                                       -------     -------      -------     -------    -------
   Net income (loss) applicable to
      common stocks   . . . . . . . . . . . . . . .    $  (286)    $(1,835)     $  (587)    $   800    $   907

- - ----------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
MARATHON STOCK:
   Total income (loss) before cumulative effect
      of changes in accounting principles
      applicable to Marathon Stock  . . . . . . . .    $   (12)    $   103      $   (78)    $   494    $   384
   Per share (a)--primary (in dollars)  . . . . . .       (.04)        .37         (.31)       1.94       1.49
      --fully diluted (in dollars)  . . . . . . . .       (.04)        .37         (.31)       1.92       1.49

   Net income (loss) applicable to
      Marathon Stock  . . . . . . . . . . . . . . .        (35)       (228)         (78)        494        384
   Per Share (a)--primary (in dollars)  . . . . . .       (.12)       (.80)        (.31)       1.94       1.49
      --fully diluted (in dollars)  . . . . . . . .       (.12)       (.80)        (.31)       1.92       1.49

   Dividends paid (b) (in dollars)  . . . . . . . .        .68        1.22         1.31        1.22       1.22
   Book value (in dollars)  . . . . . . . . . . . .      10.58       11.37        12.45       13.92      13.25

STEEL STOCK:
   Total income (loss) before cumulative
      effect of changes in accounting
      principles applicable to Steel Stock             $  (190)    $  (274)     $  (509)    $   306    $   523
   Per share (a)--primary (in dollars)  . . . . . .      (2.96)      (4.92)      (10.00)       6.00      10.17
      --fully diluted (in dollars)  . . . . . . . .      (2.96)      (4.92)      (10.00)       5.83       9.93

   Net income (loss) applicable to Steel Stock            (259)     (1,609)        (509)        306        523
   Per share (a)--primary (in dollars)  . . . . . .      (4.04)     (28.85)      (10.00)       6.00      10.17
      --fully diluted (in dollars)  . . . . . . . .      (4.04)     (28.85)      (10.00)       5.83       9.93

   Dividends paid (b) (in dollars)  . . . . . . . .       1.00        1.00          .94         .88        .88
   Book value (in dollars)  . . . . . . . . . . . .       8.32        3.72        32.68       43.59      38.50

(Footnotes presented on the following page.)

SELECTED FINANCIAL DATA (CONTD.)
USX -- CONSOLIDATED (CONTD.)

                                                             DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                             -------------------------------------
                                                          1993        1992        1991      1990       1989
                                                          ----        ----        ----      ----       ----
DELHI STOCK OUTSTANDING SINCE OCTOBER 2, 1992:
   Net income applicable to outstanding
      Delhi Stock   . . . . . . . . . . . . . . . . . .   $    8      $    2
   Per common share--primary and fully diluted
      (in dollars)  . . . . . . . . . . . . . . . . . .      .86         .22

   Dividends paid (in dollars)  . . . . . . . . . . . .      .20         .05
   Book value (in dollars)  . . . . . . . . . . . . . .    14.50       13.83

- - -----------------------------------
(a) For purposes of computing Marathon Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be the same as the corresponding numbers of shares of USX common stock. For computing Steel Stock per share data for periods prior to May 7, 1991, the number of shares are assumed to be one-fifth of the corresponding number of shares of USX common stock.
(b) The initial dividends on the Marathon Stock and Steel Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the Marathon Group and the U. S. Steel Group based upon the relationship of the initial dividends on the Marathon Stock and the Steel Stock.

BALANCE SHEET DATA--DECEMBER 31:
   Capital expenditures--for year   . . . . . . .      $  1,151     $ 1,505    $ 1,392    $ 1,391     $ 1,429
   Total assets   . . . . . . . . . . . . . . . .        17,374      17,252     17,039     17,268      17,500
   Capitalization:
      Notes payable   . . . . . . . . . . . . . .      $      1     $    47    $    79    $   138     $    16
      Total long-term debt  . . . . . . . . . . .         5,923       6,302      6,438      5,527       5,875
      Total proceeds from production
        agreements  . . . . . . . . . . . . . . .            --          --         17        142         327
      Minority interest   . . . . . . . . . . . .             5          16         37         67          --
      Preferred stock   . . . . . . . . . . . . .           112         105        105        108         382
      Common stockholders' equity . . . . . . . .         3,752       3,604      4,882      5,761       5,355
                                                       --------     -------    -------    -------     -------
      Total capitalization  . . . . . . . . . . .      $  9,793     $10,074    $11,558    $11,743     $11,955
                                                       ========     =======    =======    =======     =======


   Ratio of earnings to fixed charges . . . . . .           (a)         (a)        (a)       2.80        2.57

   Ratio of earnings to combined fixed
      charges and preferred stock dividends                 (b)         (b)        (b)       2.69        2.33

- - --------------------------------------
(a) Earnings did not cover fixed charges by $281 million in 1993, $197 million in 1992 and $681 million in 1991.

(b) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million in 1993, $211 million in 1992 and $696 million in 1991.

SELECTED FINANCIAL DATA (CONTD.)
USX -- MARATHON GROUP

                                                                     DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                                     -------------------------------------
                                                           1993         1992         1991         1990           1989
                                                           ----         ----         ----         ----           ----
INCOME STATEMENT DATA:
   Sales  . . . . . . . . . . . . . . . . . . . . .    $11,962       $12,782      $13,975      $14,616        $12,264
   Operating income   . . . . . . . . . . . . . . .         169          304          358        1,081            930
    Operating income includes:
      Inventory market valuation charges (credits)          241          (62)         260         (140)          (145)
      Restructuring charges   . . . . . . . . . . .          --          115           24           --             --
   Total income (loss) before cumulative effect
      of changes in accounting principles . . . . .          (6)         109          (71)         508            425
   Net income (loss)  . . . . . . . . . . . . . . .    $    (29)     $  (222)     $   (71)     $   508        $   425

   Dividends on preferred stock   . . . . . . . . .          (6)          (6)          (7)         (14)           (41)
                                                        -------     --------     --------     --------       --------
   Net income (loss) applicable to Marathon
     Stock  . . . . . . . . . . . . . . . . . . . .    $    (35)     $  (228)     $   (78)     $   494        $   384

- - ----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (IN DOLLARS) (a)

   Total income (loss) before cumulative effect
      of changes in accounting principles
      -- primary  . . . . . . . . . . . . . . . . .    $   (.04)     $   .37      $  (.31)     $  1.94        $  1.49
      -- fully diluted  . . . . . . . . . . . . . .        (.04)         .37         (.31)        1.92           1.49
   Net income (loss)--primary   . . . . . . . . . .        (.12)        (.80)        (.31)        1.94           1.49
      --fully diluted   . . . . . . . . . . . . . .        (.12)        (.80)        (.31)        1.92           1.49
   Dividends paid (b)   . . . . . . . . . . . . . .         .68         1.22         1.31         1.22           1.22
   Book value   . . . . . . . . . . . . . . . . . .       10.58        11.37        12.45        13.92          13.25
- - ----------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA--DECEMBER 31:
   Capital expenditures--for year   . . . . . . . .    $    910      $ 1,193      $   960      $ 1,000        $ 1,032
   Total assets   . . . . . . . . . . . . . . . . .      10,806       11,141       11,644       11,931         12,622

   Capitalization:
      Notes payable   . . . . . . . . . . . . . . .    $      1      $    31      $    56      $   106        $    12
      Total long-term debt  . . . . . . . . . . . .       4,262        3,945        4,419        4,059          4,435
      Total proceeds from production
        agreements  . . . . . . . . . . . . . . . .          --           --           17          142            327
       Preferred stock  . . . . . . . . . . . . . .          78           78           80           83            295
      Common stockholders' equity   . . . . . . . .       3,032        3,257        3,215        3,542          3,387
                                                       --------     --------     --------     --------       --------
      Total capitalization  . . . . . . . . . . . .    $  7,373      $ 7,311      $ 7,787      $ 7,932        $ 8,456
                                                       ========     ========     ========     ========       ========

- - ----------------------------
(a) For purposes of computing Marathon Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be the same as the corresponding numbers of shares of USX common stock.
(b) The initial dividends on the Marathon Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the Marathon Group based upon the relation of the initial dividends on the Marathon Stock and the Steel Stock.

SELECTED FINANCIAL DATA (CONTD.)
USX -- U. S. STEEL GROUP

                                                                DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                                -------------------------------------
                                                         1993         1992          1991      1990       1989
                                                         ----         ----          ----      ----       ----
INCOME STATEMENT DATA:
   Sales  . . . . . . . . . . . . . . . . .             $5,612      $ 4,919       $ 4,864    $6,073     $6,509
   Operating income (loss)    . . . . . . .               (149)        (241)         (617)      475        640
    Operating income includes:
      B&LE litigation charge  . . . . . . .                342           --            --        --         --
      Restructuring charges   . . . . . . .                 42           10           402        --         --
   Total income (loss) before cumulative effect
     of changes in accounting principles. .               (169)        (271)         (507)      310        540
   Net income (loss)  . . . . . . . . . . .             $ (238)     $(1,606)      $  (507)   $  310     $  540
   Dividends on preferred stock   . . . . .                (21)          (3)           (2)       (4)       (17)
                                                        ------      -------       -------    ------     ------
   Net income (loss) applicable to Steel Stock          $ (259)     $(1,609)      $  (509)   $  306     $  523
- - ---------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (IN DOLLARS) (a)

   Total income (loss) before cumulative effect
      of changes in accounting principles
      --primary   . . . . . . . . . . . . .             $(2.96)     $ (4.92)      $(10.00)   $ 6.00     $10.17
      --fully diluted   . . . . . . . . . .              (2.96)       (4.92)       (10.00)     5.83       9.93
   Net income (loss)--primary   . . . . . .              (4.04)      (28.85)       (10.00)     6.00      10.17
      --fully diluted   . . . . . . . . . .              (4.04)      (28.85)       (10.00)     5.83       9.93
   Dividends paid (b)   . . . . . . . . . .               1.00         1.00           .94       .88        .88
   Book value   . . . . . . . . . . . . . .               8.32         3.72         32.68     43.59      38.50
- - ---------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA--DECEMBER 31:
   Capital expenditures--for year   . . . .             $  198      $   298       $   432    $  391     $  397
   Total assets   . . . . . . . . . . . . .              6,616        6,251         5,627     5,582      5,499

   Capitalization:
      Notes payable   . . . . . . . . . . .             $   --      $    15       $    23    $   32     $    4
      Total long-term debt  . . . . . . . .              1,551        2,259         2,019     1,468      1,440
      Minority interest   . . . . . . . . .                  5           16            37        67         --
      Preferred stock   . . . . . . . . . .                 32           25            25        25         87
      Common stockholders' equity   . . . .                585          222         1,667     2,219      1,968
                                                        ------      -------       -------    ------     ------
      Total capitalization  . . . . . . . .             $2,173      $ 2,537       $ 3,771    $3,811     $3,499
                                                        ======      =======       =======    ======     ======

- - --------------------
(a) For purposes of computing Steel Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be one-fifth of the corresponding numbers of shares of USX common stock.
(b) The initial dividends on the Steel Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the U. S. Steel Group based upon the relationship of the initial dividends on the Steel Stock and the Marathon Stock.

SELECTED FINANCIAL DATA (CONTD.)
USX -- DELHI GROUP (a)

                                                             DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                             -------------------------------------
                                                         1993       1992      1991        1990       1989
                                                         ----       ----      ----        ----       ----
INCOME STATEMENT DATA:
   Sales (b)  . . . . . . . . . . . . . . .             $534.8   $ 457.8   $ 423.2     $ 405.2    $ 592.3
   Operating income (b)   . . . . . . . . .               35.6      32.6      31.0        25.1      177.1
   Total income before cumulative
      effect of change in accounting principle            12.2      18.6       7.2        15.2      118.2
   Net income   . . . . . . . . . . . . . .               12.2      36.5       7.2        15.2      118.2

   Dividends on preferred stock   . . . . .                (.1)
   Net income applicable to the Retained Interest         (4.3)
                                                       --------
   Net income applicable to Delhi Stock   .                7.8
- - ------------------------------------------------------------------------------------------------------------
(IN DOLLARS)
PER COMMON SHARE DATA SINCE OCTOBER 2, 1992
   Net income--primary and fully diluted  .             $  .86   $   .22
   Dividends paid   . . . . . . . . . . . .                .20       .05
   Book value   . . . . . . . . . . . . . .              14.50     13.83
- - ------------------------------------------------------------------------------------------------------------
PRO FORMA INCOME DATA
   Total income before cumulative effect
      of change in accounting principle   .                      $  13.8   $   1.0
   Total income before the cumulative
      effect of the change in accounting
      principle applicable to outstanding
      Delhi Stock   . . . . . . . . . . . .                          8.8        .5
      Per common share--primary (in dollars)                         .98       .06
- - ------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA--DECEMBER 31:
   Capital expenditures--for year   . . . .             $ 42.6   $  26.6   $  18.6     $  15.3    $  10.0
   Total assets   . . . . . . . . . . . . .              580.4     564.5     583.8       678.9      711.2

   Capitalization:
      Notes payable   . . . . . . . . . . .             $   --   $    .7
      Total long-term debt  . . . . . . . .              109.6      97.6
      Preferred stock   . . . . . . . . . .                2.5       2.5
      Common stockholders' equity   . . . .              203.0     193.6
                                                       -------   -------
      Total capitalization  . . . . . . . .             $315.1   $ 294.4
                                                       =======   =======

- - ---------------------
(a) The Delhi Group was established on October 2, 1992. The financial data for the periods prior to this date include the businesses of the Delhi Group, which were included in the Marathon Group. Pro forma income data reflect results as if the capital structure of the Delhi Group was in effect beginning January 1, 1991.
(b) Includes $145.0 million in 1989 for the favorable settlement of three lawsuits related to gas sales contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Indexes to Financial Statements, Supplementary Data and Management's Discussion and Analysis of USX Consolidated, the Marathon Group, the U. S. Steel Group and the Delhi Group, are presented on pages U-1, M-1, S-1 and D-1, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Indexes to Financial Statements, Supplementary Data and Management's Discussion and Analysis for USX Consolidated, the Marathon Group, the U. S. Steel Group and the Delhi Group, are presented on pages U-1, M-1, S-1 and D-1, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                           THIS PAGE IS INTENTIONALLY LEFT BLANK

                     USX


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                                                                                PAGE
                                                                                                                ----
                Explanatory Note Regarding Financial Information. . . . . . . . . . . . . . . . . . . . . .       U-2

                Management's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       U-3

                Audited Consolidated Financial Statements:

                   Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . .       U-3

                   Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .       U-4

                   Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       U-6

                   Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .       U-7

                   Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .       U-8

                   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .       U-10

                Selected Quarterly Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       U-27

                Principal Unconsolidated Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .       U-28

                Supplementary Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       U-28

                Five-Year Operating Summary -- Marathon Group . . . . . . . . . . . . . . . . . . . . . . .       U-33

                Five-Year Operating Summary -- U. S. Steel Group  . . . . . . . . . . . . . . . . . . . . .       U-34

                Five-Year Operating Summary -- Delhi Group  . . . . . . . . . . . . . . . . . . . . . . . .       U-35

                Management's Discussion and Analysis  . . . . . . . . . . . . . . . . . . . . . . . . . . .       U-36

                   USX


                EXPLANATORY NOTE REGARDING FINANCIAL INFORMATION


                Although the financial statements of the Marathon Group, the U.
                S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-Marathon Group Common Stock, USX-U.S. Steel Group Common Stock and USX-Delhi Group Common Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the Marathon Group, the U.S. Steel Group or the Delhi Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock.

                Management's Report

                The accompanying consolidated financial statements of USX Corporation and Subsidiary Companies (USX) are the responsibility of and have been prepared by USX in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The consolidated financial information displayed in other sections of this report is consistent with that in these consolidated financial statements.
                     USX seeks to assure the objectivity and integrity of its
                financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.
                     USX has a comprehensive formalized system of internal
                accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the consolidated financial statements, USX's independent accountants, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.
                     The Board of Directors pursues its oversight role in the
                area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of its responsibilities relative to internal accounting controls and the consolidated financial statements.



                Charles A. Corry                             Robert M. Hernandez                         Lewis B. Jones
                Chairman, Board of Directors                 Executive Vice President-                   Vice President
                & Chief Executive Officer                    Accounting & Finance                        & Comptroller
                                                             & Chief Financial Officer


                Report of Independent Accountants

                To the Stockholders of USX Corporation:

                In our opinion, the accompanying consolidated financial statements appearing on pages U-4 through U-26 and as listed in Item 14.A.2 on page 61 of this report present fairly, in all material respects, the financial position of USX Corporation and Subsidiary Companies at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
                     As discussed in Note 1, page U-10, in 1993 USX adopted new accounting standards for postemployment benefits and for retrospectively rated insurance contracts. As discussed in Note 8, page U-15, and Note 9, page U-16, in 1992 USX adopted new accounting standards for postretirement benefits other than pensions and for income taxes, respectively.


                Price Waterhouse
                600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 8, 1994

                Consolidated Statement of Operations

                (Dollars in millions)                                                      1993          1992           1991
                .............................................................................................................
                SALES (Note 2, page U-11)                                               $  18,064     $  17,813      $ 18,825

                OPERATING COSTS:
                  Cost of sales (excludes items shown below)                               13,552        14,202        14,749
                  Inventory market valuation charges (credits) (Note 17, page U-21)           241           (62)          260
                  Selling, general and administrative expenses                                246           230           262
                  Depreciation, depletion and amortization                                  1,077         1,091         1,128
                  Taxes other than income taxes (Note 10, page U-17)                        2,363         1,985         2,080
                  Exploration expenses                                                        145           172           179
                  Restructuring charges (Note 4, page U-12)                                    42           125           426
                  B&LE litigation charge (Note 5, page U-12)                                  342           --            --
                                                                                        ---------     ---------      --------
                       Total operating costs                                               18,008        17,743        19,084
                                                                                        ---------     ---------      --------

                OPERATING INCOME (LOSS)                                                        56            70          (259)
                Other income (loss) (Note 3, page U-11)                                       257            (2)           39
                Interest and other financial income (Note 3, page U-11)                        78           228            38
                Interest and other financial costs (Note 3, page U-11)                       (630)         (485)         (509)
                                                                                        ---------     ---------      --------

                TOTAL LOSS BEFORE INCOME TAXES AND CUMULATIVE
                  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                 (239)         (189)         (691)
                Less credit for estimated income taxes (Note 9, page U-16)                    (72)          (29)         (113)
                                                                                        ---------     ---------      --------

                TOTAL LOSS BEFORE CUMULATIVE EFFECT OF CHANGES
                  IN ACCOUNTING PRINCIPLES                                                   (167)         (160)         (578)
                Cumulative effect of changes in accounting principles:
                  Postemployment benefits (Note 1, page U-10)                                 (86)          --            --
                  Retrospectively rated insurance contracts (Note 1, page U-10)                (6)          --            --
                  Postretirement benefits other than pensions (Note 8, page U-15)             --         (1,306)          --
                  Income taxes (Note 9, page U-16)                                            --           (360)          --
                                                                                        ---------     ---------      --------

                NET LOSS                                                                     (259)       (1,826)         (578)
                Dividends on preferred stock                                                  (27)           (9)           (9)
                                                                                        ---------     ---------      --------
                NET LOSS APPLICABLE TO COMMON STOCKS                                    $    (286)    $  (1,835)     $   (587)
                .............................................................................................................


                The accompanying notes are an integral part of these consolidated financial statements.

                Income Per Common Share

                (Dollars in millions, except per share data)                               1993          1992           1991
                ..............................................................................................................
                APPLICABLE TO MARATHON STOCK:
                  Total income (loss) before cumulative effect of changes
                    in accounting principles                                            $     (12)    $     103      $    (78)
                  Cumulative effect of changes in accounting principles                       (23)         (331)          --
                                                                                        ---------     ---------      --------
                  Net loss                                                              $     (35)    $    (228)     $    (78)
                  PRIMARY AND FULLY DILUTED PER SHARE:
                  Total income (loss) before cumulative effect of changes
                    in accounting principles                                            $    (.04)    $     .37      $   (.31)
                  Cumulative effect of changes in accounting principles                      (.08)        (1.17)          --
                                                                                        ---------     ---------      --------
                  Net loss                                                              $    (.12)    $    (.80)     $   (.31)
                  Weighted average shares, in thousands
                              -- primary                                                  286,594       283,494       255,474
                              -- fully diluted                                            286,594       283,495       255,474
                ..............................................................................................................

                APPLICABLE TO STEEL STOCK:
                  Total loss before cumulative effect of changes
                    in accounting principles                                            $    (190)    $    (274)     $   (509)
                  Cumulative effect of changes in accounting principles                       (69)       (1,335)          --
                                                                                        ---------     ---------      --------

                  Net loss                                                              $    (259)    $  (1,609)     $   (509)
                  PRIMARY AND FULLY DILUTED PER SHARE:
                  Total loss before cumulative effect of changes
                    in accounting principles                                            $   (2.96)    $   (4.92)     $ (10.00)
                  Cumulative effect of changes in accounting principles                     (1.08)       (23.93)          --
                                                                                        ---------     ---------      --------
                  Net loss                                                              $   (4.04)    $  (28.85)     $ (10.00)
                  Weighted average shares, in thousands
                              -- primary and fully diluted                                 64,370        55,764        50,948
                ..............................................................................................................

                                                                                                     Outstanding
                                                                                                    since Oct. 2,
                                                                                           1993          1992
                ....................................................................................................
                APPLICABLE TO OUTSTANDING DELHI STOCK:
                  Net income                                                            $       8     $       2
                  PRIMARY AND FULLY DILUTED PER SHARE:
                  Net income                                                                  .86           .22
                  Weighted average shares, in thousands
                              -- primary and fully diluted                                  9,067         9,001
                ....................................................................................................




                See Note 22, page U-23, for a description of net income per common share.
                The accompanying notes are an integral part of these consolidated financial statements.

                Consolidated Balance Sheet

                (Dollars in millions)                                     December 31              1993            1992
                ...........................................................................................................
                ASSETS
                Current assets:
                   Cash and cash equivalents                                                   $      268        $      57
                   Receivables, less allowance for doubtful accounts of
                     $9 and $13 (Note 12, page U-18)                                                  932              924
                   Inventories (Note 17, page U-21)                                                 1,626            1,930
                   Deferred income tax benefits                                                       258               87
                   Other current assets                                                                96              102
                                                                                               ----------        ---------
                        Total current assets                                                        3,180            3,100
                Long-term receivables and other investments, less reserves
                     of $22 and $32 (Note 11, page U-17)                                              948              998
                Property, plant and equipment -- net (Note 15, page U-20)                          11,603           11,759
                Prepaid pensions (Note 7, page U-14)                                                1,347            1,113
                Other noncurrent assets                                                               296              282
                                                                                               ----------        ---------
                        Total assets                                                           $   17,374        $  17,252
                ...........................................................................................................
                LIABILITIES
                Current liabilities:
                   Notes payable (Note 13, page U-18)                                          $        1        $      47
                   Accounts payable (Note 5, page U-12)                                             2,237            2,099
                   Payroll and benefits payable                                                       436              420
                   Accrued taxes                                                                      483              441
                   Accrued interest                                                                   142              129
                   Long-term debt due within one year (Note 14, page U-19)                             35              334
                                                                                               ----------        ---------
                        Total current liabilities                                                   3,334            3,470
                Long-term debt (Note 14, page U-19)                                                 5,888            5,968
                Long-term deferred income taxes (Note 9, page U-16)                                   883              925
                Employee benefits (Note 8, page U-15)                                               2,802            2,447
                Deferred credits and other liabilities                                                603              733
                                                                                               ----------        ---------
                        Total liabilities                                                          13,510           13,543

                STOCKHOLDERS' EQUITY (Details on pages U-8 and U-9)
                Preferred stocks (Note 19, page U-21):
                   Adjustable Rate Cumulative issued -- 2,099,970 shares and
                     2,099,970 shares                                                                 105              105
                   6.50% Cumulative Convertible issued -- 6,900,000 shares
                     ($345 liquidation preference) and 0 shares                                         7              --
                Common stocks:
                   Marathon Stock issued -- 286,612,805 shares and
                     286,563,451 shares
                     (par value $1 per share, authorized 550,000,000 shares)                          287              286
                   Steel Stock issued -- 70,328,685 shares and
                     59,742,453 shares
                     (par value $1 per share, authorized 200,000,000 shares)                           70               60
                   Delhi Stock issued -- 9,282,870 shares and
                     9,005,500 shares
                     (par value $1 per share, authorized 50,000,000 shares)                             9                9
                Treasury common stocks, at cost:
                   Marathon Stock -- 31,266 shares and 0 shares                                        (1)             --
                Additional paid-in capital                                                          4,240            3,834
                Accumulated deficit                                                                  (831)            (572)
                Other equity adjustments                                                              (22)             (13)
                                                                                               ----------        ---------
                        Total stockholders' equity                                                  3,864            3,709
                                                                                               ----------        ---------
                        Total liabilities and stockholders' equity                             $   17,374        $  17,252
                ...........................................................................................................

                The accompanying notes are an integral part of these consolidated financial statements.

                Consolidated Statement of Cash Flows

                (Dollars in millions)                                                      1993          1992           1991
                ..............................................................................................................
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                OPERATING ACTIVITIES:
                Net loss                                                                $    (259)    $  (1,826)     $   (578)
                Adjustments to reconcile to net cash provided
                  from operating activities:
                    Accounting principle changes                                               92         1,666           --
                    Depreciation, depletion and amortization                                1,077         1,091         1,128
                    Exploratory dry well costs                                                 48            82            67
                    Inventory market valuation charges (credits)                              241           (62)          260
                    Pensions                                                                 (221)         (280)         (222)
                    Postretirement benefits other than pensions                               121            21            (1)
                    Deferred income taxes                                                    (150)         (105)         (144)
                    Gain on disposal of assets                                               (253)          (24)          (30)
                    Restructuring charges                                                      42           125           426
                    B&LE litigation -- net of payments                                        287           --            --
                    Changes in: Current receivables -- sold                                    50           (40)         (120)
                                                    -- operating turnover                     (72)          167           250
                                Inventories                                                    57           (10)          (99)
                                Current accounts payable and accrued expenses                 (95)           61            41
                    All other items -- net                                                    (21)           54            45
                                                                                        ---------     ---------      --------
                       Net cash provided from operating activities                            944           920         1,023
                                                                                        ---------     ---------      --------

                INVESTING ACTIVITIES:
                Capital expenditures                                                       (1,151)       (1,505)       (1,392)
                Disposal of assets                                                            469           117            78
                Loans to public                                                               (15)          (33)         (150)
                Principal collected on loans to public                                         66            38            20
                Sale (repurchase) of loans receivable                                         (50)          (24)           85
                All other items -- net                                                        (12)          (36)          --
                                                                                        ---------     ---------      --------
                       Net cash used in investing activities                                 (693)       (1,443)       (1,359)
                                                                                        ---------     ---------      --------

                FINANCING ACTIVITIES:
                Commercial paper and revolving credit arrangements -- net                    (914)         (570)          176
                Other debt -- borrowings                                                      803           759           863
                           -- repayments                                                     (347)         (419)         (220)
                Production financing and other agreements -- repayments                       --            (10)         (157)
                Preferred stock -- issued                                                     336           --            --
                                -- repurchased                                                --            --             (3)
                Common stock -- issued                                                        372           943           129
                             -- repurchased                                                    (1)           (1)          (59)
                Dividends paid                                                               (288)         (397)         (376)
                                                                                        ---------     ---------      --------
                       Net cash provided from (used in) financing activities                  (39)          305           353
                                                                                        ---------     ---------      --------
                EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (1)           (4)           (1)
                                                                                        ---------     ---------      --------
                NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          211          (222)           16

                CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 57           279           263
                                                                                        ---------     ---------      --------
                CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     268     $      57      $    279
                ..............................................................................................................


                See Note 18, page U-21, for supplemental cash flow information. The accompanying notes are an integral part of these consolidated financial statements.

                Consolidated Statement of Stockholders' Equity

                USX has three classes of common stock, being USX -- Marathon Group Common Stock (Marathon Stock), USX -- U. S. Steel Group Common Stock (Steel Stock), and USX -- Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the Marathon Group, the U. S. Steel Group, and the Delhi Group, respectively. (See Note 6, page U-12 for a description of the three groups.)
                     The Marathon Stock and Steel Stock were initially
                authorized and issued on May 6, 1991, when the USX Certificate of Incorporation was amended and a distribution was made to holders of USX common stock of one-fifth of a share of Steel Stock, for each share of USX common stock held. Concurrent with the Steel Stock distribution, each share of USX common stock was changed into one share of Marathon Stock. Retroactive effect has been given to the Marathon Stock and Steel Stock in these consolidated financial statements. Also on May 6, 1991, all shares of existing USX treasury stock were retired. The USX Certificate of Incorporation was amended on September 30, 1992, to authorize a new class of common stock. On October 2, 1992, USX sold 9,000,000 shares of Delhi Stock to the public.
                     On all matters where the holders of Marathon Stock, Steel
                Stock and Delhi Stock vote together as a single class, Marathon Stock has one vote per share, and Steel Stock and Delhi Stock each have a fluctuating vote per share based on the relative market value of a share of Steel Stock or Delhi Stock, as the case may be, to the market value of a share of Marathon Stock. In the event of a disposition of all or substantially all the properties and assets of either the U. S. Steel Group or the Delhi Group, USX must either distribute the net proceeds to the holders of the Steel Stock or Delhi Stock, as the case may be, as a special dividend or in redemption of the stock, or exchange the Steel Stock or Delhi Stock, as the case may be, for one or the other remaining two classes of stock. In the event of liquidation of USX, the holders of the Marathon Stock, Steel Stock and Delhi Stock will share in the funds remaining for common stockholders based on the relative market capitalization of the respective Marathon Stock, Steel Stock or Delhi Stock to the aggregate market capitalization of all classes of common stock.

                                                              Shares in thousands             Dollars in millions
                                                         ----------------------------     -----------------------------
                                                           1993      1992      1991        1993       1992       1991
                ........................................................................................................
                PREFERRED STOCKS (Note 19, page U-21):
                 Adjustable Rate Cumulative:
                   Balance at beginning of year             2,100    2,100      2,162     $    105   $   105    $   108
                   Repurchased                                 --       --        (62)         --        --          (3)
                                                         --------  -------    -------     --------   -------    -------

                   Balance at end of year                   2,100    2,100      2,100     $    105   $   105    $   105
                 6.50% Cumulative Convertible:
                   Balance at beginning of year               --       --         --           --        --         --
                   Public offering                          6,900       --         --            7       --         --
                                                         --------  -------    -------     --------   -------    -------
                   Balance at end of year                   6,900       --         --     $      7   $   --     $   --
                ........................................................................................................
                COMMON STOCKS:
                 Marathon Stock:
                   Balance at beginning of year           286,563  259,257    269,555     $    286   $   259    $   269
                   Public offering                            --    25,000        --           --         25        --
                   Equivalent treasury stock retirement       --       --     (14,494)         --        --         (14)
                   Employee stock plans                        38    1,686      3,745            1         1          4
                   Dividend Reinvestment Plan                  12      620        451          --          1        --
                                                         --------  -------    -------     --------   -------    -------
                   Issued at end of year                  286,613  286,563    259,257     $    287   $   286    $   259
                ........................................................................................................
                 Steel Stock:
                   Balance at beginning of year            59,743   51,302     53,911     $     60   $    51    $    54
                   Public offering                         10,000    8,050        --            10         8        --
                   Equivalent treasury stock retirement       --       --      (2,899)         --        --          (3)
                   Fractional shares purchased                --       --         (38)         --        --         --
                   Employee stock plans                       511      340        328          --          1        --
                   Dividend Reinvestment Plan                  75       51         --          --        --         --
                                                         --------  -------    -------     --------   -------    -------
                   Issued at end of year                   70,329   59,743     51,302     $     70   $    60    $    51
                ........................................................................................................
                 Delhi Stock:
                   Balance at beginning of year             9,005      --         --      $      9   $   --     $   --
                   Public offering                            --     9,000        --           --          9        --
                   Employee stock plans                       278        5         --          --        --         --
                                                         --------  -------    -------     --------   -------    -------
                   Balance at end of year                   9,283    9,005         --     $      9   $     9    $   --
                ........................................................................................................




                         (Table continued on next page)

                                                              Shares in thousands             Dollars in millions
                                                         ----------------------------     -----------------------------
                                                           1993      1992       1991        1993      1992       1991
                .......................................................................................................
                TREASURY COMMON STOCKS, AT COST:
                 Marathon Stock:
                   Balance at beginning of year               --    (1,039)       --      $    --    $   (31)   $   --
                   Repurchased                                (31)     (21)    (1,039)          (1)       (1)       (31)
                   Reissued:
                   Employee stock plans                       --       850        --           --         26        --
                   Dividend Reinvestment Plan                 --       210        --           --          6        --
                                                         --------  -------    -------     --------   -------    -------
                   Balance at end of year                     (31)     --      (1,039)    $     (1)  $   --     $   (31)
                                                         --------  -------    -------     --------   -------    -------
                 Steel Stock:
                   Balance at beginning of year               --      (280)       --      $    --    $    (8)   $   --
                   Repurchased                                 (6)     (10)      (280)         --        --          (8)
                   Reissued:
                   Employee stock plans                         6      227        --           --          6        --
                   Dividend Reinvestment Plan                 --        63        --           --          2        --
                                                         --------  -------    -------     --------   -------    -------
                   Balance at end of year                     --       --        (280)    $    --    $   --     $    (8)
                                                         --------  -------    -------     --------   -------    -------
                 USX Stock:
                   Balance at beginning of year               --       --     (15,043)    $    --    $   --     $  (462)
                   Repurchased                                --       --        (667)         --        --         (19)
                   Reissued:
                   Employee stock plans                       --       --        1,088         --        --          33
                   Dividend Reinvestment Plan                 --       --          128         --        --           4
                   Retirement of treasury stock
                   on May 6, 1991                             --       --       14,494         --        --         444
                                                         --------  -------    -------     --------   -------    -------
                   Balance at end of year                     --       --         --      $    --    $   --     $   --
                ........................................................................................................
                ADDITIONAL PAID-IN CAPITAL:
                   Balance at beginning of year                                           $  3,834   $ 3,372    $ 3,466
                   Retirement of treasury stock on May 6, 1991                                 --        --        (203)
                   Marathon Stock issued                                                         1       550         99
                   Steel Stock issued                                                          360       199          8
                   Delhi Stock issued                                                            5       126        --
                   6.50% Convertible preferred stock issued                                    329       --         --
                   Dividends on preferred stock                                                (27)       (9)       --
                   Dividends on Marathon Stock
                   (per share: $.68 in 1993 and$1.22 in 1992)                                 (195)     (348)       --
                   Dividends on Steel Stock
                   (per share: $1.00 in 1993 and in 1992)                                      (65)      (55)       --
                   Dividends on Delhi Stock
                   (per share: $.20 in 1993 and $.05 in 1992)                                   (2)      --         --
                   Other current year activity                                                 --         (1)         2
                                                                                          --------   -------    -------
                   Balance at end of year                                                 $  4,240   $ 3,834    $ 3,372
                ........................................................................................................
                ACCUMULATED EARNINGS (DEFICIT):
                   Balance at beginning of year                                           $   (572)  $ 1,254    $ 2,451
                   Net loss                                                                   (259)   (1,826)      (578)
                   Dividends on preferred stock                                              --        --            (9)
                   Dividends on Marathon Stock (per share: $1.31 in 1991)                    --        --          (335)
                   Dividends on Steel Stock (per share: $.94 in 1991)                        --        --           (48)
                   Retirement of treasury stock on May 6, 1991                               --        --          (227)
                                                                                          --------   -------    -------
                   Balance at end of year                                                 $   (831)  $  (572)   $ 1,254
                ........................................................................................................
                OTHER EQUITY ADJUSTMENTS:
                 Foreign currency adjustments (Note 23, page U-24)                        $     (7)  $    (8)   $    (7)
                 Deferred compensation adjustments                                              (1)       (5)        (8)
                 Minimum pension liability adjustments (Note 7, page U-14)                     (14)    --         --
                                                                                          --------   -------    -------
                     Total other equity adjustments                                       $    (22)  $   (13)   $   (15)
                ........................................................................................................
                TOTAL STOCKHOLDERS' EQUITY                                                $  3,864   $ 3,709    $ 4,987
                ........................................................................................................



                The accompanying notes are an integral part of these consolidated financial statements.

                Notes to Consolidated Financial Statements

1. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
                PRINCIPLES APPLIED IN CONSOLIDATION -- The consolidated financial statements include the accounts of USX Corporation and its majority-owned subsidiaries (USX).
                   Investments in unincorporated oil and gas joint ventures are accounted for on a pro rata basis.
                   Investments in other entities in which USX has significant influence in management and control are accounted for using the equity method of accounting and are carried in the investment account at USX's share of net assets plus advances. The proportionate share of income from equity investments is included in other income.
                     Investments in marketable equity securities are carried at lower of cost or market and investments in other companies are carried at cost, with income recognized when dividends are received.

                NEW ACCOUNTING STANDARDS -- The following accounting standards were adopted by USX during 1993:
                   Postemployment benefits -- Effective January 1, 1993, USX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. USX is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $86 million, net of $50 million income tax effect. The effect of the change in accounting principle reduced 1993 operating income by $23 million.
                   Accounting for multiple-year retrospectively rated insurance contracts -- USX adopted Emerging Issues Task Force (EITF) Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts". EITF No. 93-14 requires accrual of retrospective premium adjustments when the insured has an obligation to pay cash to the insurer that would not have been required absent experience under the contract. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $6 million, net of $3 million income tax effect.

                   USX has not adopted Statement of Financial Accounting
                Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114 requires impairment of loans based on either the sum of discounted cash flows or the fair value of underlying collateral. USX expects to adopt SFAS No. 114 in the first quarter of 1995. Based on preliminary estimates, USX expects the unfavorable effect of adopting SFAS No. 114 will be less than $2 million.

                CASH AND CASH EQUIVALENTS -- Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

                INVENTORIES -- Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                HEDGING TRANSACTIONS -- USX enters into futures contracts, commodity swaps and options to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, refined products and natural gas. Such transactions are accounted for as part of the commodity being hedged. Forward contracts are used to hedge currency risks, and the accounting is based on the requirements of Statement of Financial Accounting Standards No. 52.

                EXPLORATION AND DEVELOPMENT -- USX follows the successful efforts method of accounting for oil and gas exploration and development.

                GAS BALANCING -- USX follows the sales method of accounting for gas production imbalances.

                PROPERTY, PLANT AND EQUIPMENT -- Except for oil and gas producing properties, depreciation is generally computed on the straight-line method based upon estimated lives of assets. USX's method of computing depreciation for steel producing assets modifies straight-line depreciation based on level of production. In 1992, USX revised the modification factors used in the depreciation of steel assets accounted for by the modified straight-line method to reflect that raw steel production capability is entirely continuous cast. The revised modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.
                   Depreciation and depletion of oil and gas producing
                properties are computed using predetermined rates based upon estimated proved oil and gas reserves applied on a units-of-production method.
                   Depletion of mineral properties, other than oil and gas, is based on rates which are expected to amortize cost over the estimated tonnage of minerals to be removed.
                   When an entire property, plant, major facility or facilities depreciated on an individual basis are sold or otherwise disposed of, any gain or loss is reflected in income. Proceeds from disposal of other facilities depreciated on a group basis are credited to the depreciation reserve with no immediate effect on income.

                INSURANCE -- USX is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence. RECLASSIFICATIONS -- Certain reclassifications of prior years' data have been made to conform to 1993 classifications.

2. SALES
                The items below were included in both sales and operating costs, resulting in no effect on income:

                (In millions)                                                  1993          1992          1991
                .................................................................................................
                Matching buy/sell transactions(a)                           $   2,018     $   2,537      $  2,940
                Consumer excise taxes on petroleum products
                  and merchandise                                               1,927         1,655         1,662
                .................................................................................................

                (a) Reflected the gross amount of purchases and sales associated with crude oil and refined product buy/sell transactions which are settled in cash.

3. OTHER ITEMS

                (In millions)                                                              1993          1992           1991
                .............................................................................................................
                OPERATING COSTS INCLUDED:
                  Maintenance and repairs of plant and equipment                        $   1,149     $   1,131      $  1,134
                  Research and development                                                     41            42            44
                .............................................................................................................
                OTHER INCOME (LOSS):
                  Gain on disposal of assets                                            $     253(a)  $      24      $     30
                  Loss from affiliates -- equity method                                        (1)          (14)          (24)
                  Other income (loss)                                                           5           (12)           33(b)
                                                                                        ---------     ---------      --------
                     Total                                                              $     257     $      (2)     $     39
                .............................................................................................................
                INTEREST AND OTHER FINANCIAL INCOME:
                  Interest income                                                       $      71(a)  $      31      $     36
                  Other                                                                         7           197(c)          2
                                                                                        ---------     ---------      --------
                     Total                                                                     78           228            38
                .............................................................................................................
                INTEREST AND OTHER FINANCIAL COSTS:
                  Interest incurred                                                          (455)         (446)         (472)
                  Less interest capitalized                                                   105            78            63
                                                                                        ---------     ---------      --------
                     Net interest                                                            (350)         (368)         (409)
                  Interest on litigation                                                     (170)(d)       (15)          --
                  Interest on tax issues                                                      (41)          (32)            4(e)
                  Amortization of discounts                                                   (37)          (41)          (55)
                  Expenses on sales of accounts receivable (Note 12, page U-18)               (26)          (29)          (45)
                  Other                                                                        (6)          --             (4)
                                                                                        ---------     ---------      --------
                     Total                                                                   (630)         (485)         (509)
                                                                                        ---------     ---------      --------
                NET INTEREST AND OTHER FINANCIAL COSTS(f)                               $    (552)    $    (257)     $   (471)
                .............................................................................................................

                (a) Gains resulted primarily from the sale of the Cumberland coal mine, an investment in an insurance company and the realization of deferred gain resulting from collection of a subordinated note related to the 1988 sale of Transtar, Inc. (Transtar). The collection also resulted in interest income of $37 million.
                (b) Included a $29 million favorable minority interest effect related to a loss of RMI Titanium Company (a 51%-owned company), of which $19 million resulted from restructuring charges.
                (c) Included a $177 million favorable adjustment related to interest income from a refund of prior years' production taxes.
                (d) Reflected $164 million related to the B&LE litigation (Note 5, page U-12).
                (e)  Included a $26 million favorable adjustment related to interest accrued for prior years' production taxes.
                (f)  Excluded financial income and costs of finance operations, which are included in operating income.

4. RESTRUCTURING CHARGES
                The 1993 restructuring action involving the planned closure of a Pennsylvania coal mine resulted in a $42 million charge to operating income, primarily related to the writedown of property, plant and equipment, contract termination, and mine closure cost. In 1992, restructuring actions resulted in a $125 million charge to operating income, of which $115 was for the disposition of nonstrategic domestic exploration and production properties, and $10 million for the completion of the 1991 restructuring plan related to steel operations. The 1991 restructuring actions resulted in a $426 million charge to operating income, primarily related to write-downs of property, plant and equipment and employee costs related to the permanent closing of certain steel facilities.


5. B&LE LITIGATION
                Pretax income (loss) in 1993 included a $506 million charge related to the adverse decision in the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad (B&LE) (Note 25, page U-24). Charges of $342 million were included in operating costs and $164 million included in interest and other financial costs. The effect on 1993 net income (loss) was $325 million unfavorable ($5.04 per share of Steel Stock). At December 31, 1993, accounts payable included $376 million for this litigation.


6. SEGMENT INFORMATION
                USX has three classes of common stock: Marathon Stock, Steel Stock and Delhi Stock, which are intended to reflect the performance of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively. The segments of USX conform to USX's group structure. A description of each group and its products and services is as follows:

                     MARATHON GROUP -- The Marathon Group is involved in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products.
                     U. S. STEEL GROUP -- The U. S. Steel Group, which consists primarily of steel operations, includes one of the largest domestic integrated steel producers and is primarily engaged in the production and sale of a wide range of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, leasing and financing activities, and a majority interest in a titanium metal products company.
                     DELHI GROUP -- The Delhi Group is engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The Delhi Group amounts prior to October 2, 1992, represent the historical financial data of the businesses included in the Delhi Group which were also included in the amounts of the Marathon Group.

                   Intergroup sales and transfers were conducted on an
                arm's-length basis. Assets include certain assets attributed to each group that are not used to generate operating income.

INDUSTRY SEGMENT:

                                                     Sale                     (a)                   Depreciation,
                                  -------------------------------------     Operating                  Depletion
                                  Unaffiliated      Between                 Income                       and            Capital
(In millions)            Year       Customers       Groups       Total      (Loss)      Assets      Amortization     Expenditures
...................................................................................................................................
Marathon Group:          1993        $ 11,922         $ 40     $ 11,962     $ 169      $ 10,806         $ 727           $  910
                         1992          12,758           24       12,782       304        11,141           793            1,193
                         1991          13,961           14       13,975       358        11,644           875              960
...................................................................................................................................
U. S. Steel Group:       1993           5,611            1        5,612      (149)        6,616           314              198
                         1992           4,918            1        4,919      (241)        6,251           288              298
                         1991           4,864          --         4,864      (617)        5,627           253              432
...................................................................................................................................
Delhi Group:             1993             531            4          535        36           580            36               43
                         1992             454            4          458        33           565            40               27
                         1991             418            5          423        31           584            39               19
...................................................................................................................................
Eliminations:            1993             --           (45)         (45)      --           (628)          --               --
                         1992            (317)         (29)        (346)      (26)         (705)          (30)             (13)
                         1991            (418)         (19)        (437)      (31)         (816)          (39)             (19)
...................................................................................................................................
Total USX Corporation:   1993        $ 18,064     $     --     $ 18,064    $   56     $  17,374      $  1,077         $  1,151
                         1992          17,813           --       17,813        70        17,252         1,091            1,505
                         1991          18,825           --       18,825      (259)       17,039         1,128            1,392
...................................................................................................................................

(a) Operating income (loss) included the following: a $342 million charge related to the B&LE litigation for the U. S. Steel Group in 1993 (Note 5, page U-12); restructuring charges of $42 million, $10 million and $402 million for the U.S. Steel Group in 1993, 1992 and 1991, respectively; restructuring charges of $115 million and $24 million, for the Marathon Group in 1992 and 1991, respectively; (Note 4, page U-12); and inventory market valuation charges (credits) for the Marathon Group of $241 million, $(62) million and $260 million in 1993, 1992 and 1991, respectively (Note 17, page U-21).

EXPORT SALES:

     The information below summarizes export sales by geographic area for the
U. S. Steel Group. Export sales from domestic operations for the Marathon Group and the Delhi Group were not material.

(In millions)                                1993              1992             1991
......................................................................................
Far East                                  $     38            $   70           $  294
Europe                                         117               117              146
Other                                          191               266              269
                                          --------            ------           ------
     Total export sales                   $    346            $  453           $  709
......................................................................................

     The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                           Sales
                                         -------------------------------------
                                           Within         Between                     Operating
GEOGRAPHIC AREA:                         Geographic      Geographic                     Income
                              Year         Areas           Areas         Total          (Loss)        Assets
.............................................................................................................
Marathon Group:
     United States            1993       $  11,507       $    --        $ 11,507       $   206       $  7,631
                              1992          12,210            --          12,210           255          8,094
                              1991          13,328            --          13,328           202          8,643
     Europe                   1993             371            --             371            16          2,511
                              1992             482            --             482            87          2,440
                              1991             596            --             596           160          2,297
     Middle East and Africa   1993              77             31            108            13            313
                              1992              72             26             98            13            377
                              1991              25             49             74            (5)           320
     Other International      1993               7             17             24           (66)           351
                              1992              18             34             52           (51)           232
                              1991              26             68             94             1            385
     Eliminations             1993             --             (48)           (48)          --             --
                              1992             --             (60)           (60)          --              (2)
                              1991             --            (117)          (117)          --              (1)
     Total Marathon Group     1993       $  11,962       $    --        $ 11,962       $   169       $ 10,806
                              1992          12,782            --          12,782           304         11,141
                              1991          13,975            --          13,975           358         11,644
.............................................................................................................
U. S. Steel Group:
     United States            1993       $   5,489       $    --        $  5,489       $  (151)      $  6,550
                              1992           4,842            --           4,842          (244)         6,206
                              1991           4,812            --           4,812          (619)         5,587
     International            1993             123            --             123             2             66
                              1992              77            --              77             3             45
                              1991              52            --              52             2             40
     Total U. S. Steel Group  1993       $   5,612       $    --        $  5,612       $  (149)      $  6,616
                              1992           4,919            --           4,919          (241)         6,251
                              1991           4,864            --           4,864          (617)         5,627
.............................................................................................................
Delhi Group:
     United States            1993       $     535       $    --        $    535       $    36       $    580
                              1992             458            --             458            33            565
                              1991             423            --             423            31            584
.............................................................................................................
USX Corporation:
     Intergroup Eliminations  1993       $     (45)      $    --        $    (45)      $   --        $   (628)
                              1992            (346)           --            (346)          (26)          (705)
                              1991            (437)           --            (437)          (31)          (816)
     Total USX Corporation    1993       $  18,064       $    --        $ 18,064       $    56       $ 17,374
                              1992          17,813            --          17,813            70         17,252
                              1991          18,825            --          18,825          (259)        17,039
.............................................................................................................

7. PENSIONS
                USX has noncontributory defined benefit plans covering substantially all employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, contributory pension benefits, which cover certain participating salaried employees, are based upon years of service and career earnings. The funding policy for defined benefit plans provides that payments to the pension trusts shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved from time to time.
                     USX also participates in multi-employer plans, most of
                which are defined benefit plans associated with coal operations.

                PENSION COST (CREDIT) -- The defined benefit cost for major plans was determined assuming an expected long-term rate of return on plan assets of 10% for 1993 and 11% for 1992 and 1991.

                (In millions)                                                              1993          1992           1991
                .............................................................................................................
                USX major plans:
                  Cost of benefits earned during the period                             $      90     $      81      $     78
                  Interest cost on projected benefit obligation
                      (7% for 1993; 8% for 1992 and 1991)                                     595           654           662
                  Return on assets -- actual return                                          (765)         (691)       (2,001)
                                   -- deferred gain (loss)                                   (126)         (290)        1,060
                  Net amortization of unrecognized (gains) and losses                         (12)          (20)          (30)
                                                                                        ---------     ---------      --------
                      Subtotal: USX major plans                                              (218)         (266)         (231)
                  Multi-employer and other USX plans                                            7             6             7
                                                                                        ---------     ---------      --------
                  Total periodic pension cost (credit)                                  $    (211)    $    (260)     $   (224)
                .............................................................................................................

                FUNDS' STATUS -- The assumed discount rate used to measure the benefit obligations of major plans was 6.5% and 7% at December 31, 1993, and December 31, 1992, respectively. The assumed rate of future increases in compensation levels was 3% and 4% at December 31, 1993 and December 31, 1992, respectively. Plans with accumulated benefit obligations (ABO) in excess of plan assets were not material in 1992.

                (In millions)                             December 31                            1993                    1992
                ..............................................................................................................
                                                                                   Plans with           Plans with
                                                                                    assets in             ABO in
                                                                                     excess               excess
                                                                                     of ABO             of assets
                                                                                   -----------          ---------
          Reconciliation of funds' status to reported amounts:
          Projected benefit obligation(a)                                            $ (9,046)           $  (251)        $ (8,909)
          Plan assets at fair market value(b)                                           9,210                 98            9,525
                                                                                     --------            -------         --------
                Assets in excess of (less than) projected benefit obligation              164               (153)             616
            Unrecognized net loss (gain) from transition to new
              pension accounting standard                                                (578)                16             (639)
            Unrecognized prior service cost(c)                                            822                 65              707
            Unrecognized net loss                                                         939                 54              420
            Additional minimum liability(d)                                               --                (104)             (36)
                                                                                     --------            -------         --------
                Net pension asset (liability) included in balance sheet              $  1,347            $  (122)        $  1,068
          ........................................................................................................................
          (a)Projected benefit obligation includes:
                Vested benefit obligation                                            $  7,999            $   209         $  8,007
                Accumulated benefit obligation                                          8,556                218            8,465
          (b)Types of assets held:
                USX stocks                                                                        1%                           1%
                Stocks of other corporations                                                     52%                          54%
                U.S. Government securities                                                       27%                          25%
                Corporate debt instruments and other                                             20%                          20%
          (c)Increase in 1993 primarily due to pension improvements to employees represented by the United Steelworkers of
             America (USWA).
          (d)Additional minimum liability recorded was offset
             by the following:
                Intangible asset                                                     $    --             $    81         $     36
                Stockholders' equity adjustment (net of deferred
                  income tax and minority interest effects)                               --                  14              --
          ........................................................................................................................


8. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

                USX has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion and certain union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. For other union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, benefits have not been prefunded. In 1994, USX agreed to establish a Voluntary Employee Beneficiary Association
                (VEBA) Trust to prefund health care and life insurance benefits for retirees who are covered under the USWA union agreement. Minimum contributions, in the form of USX Corporation stock or cash, are expected to be $25 million in 1994 and $10 million per year thereafter.
                    In 1992, USX adopted Statement of Financial Accounting
                Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), which requires accrual accounting for all postretirement benefits other than pensions. USX elected to recognize immediately the transition obligation determined as of January 1, 1992, which represents the excess accumulated postretirement benefit obligation (APBO) for current and future retirees over the fair value of plan assets and recorded postretirement benefit cost accruals. The cumulative effect of the change in accounting principle reduced net income $1,306 million, consisting of the transition obligation of $2,070 million, net of $764 million income tax effect.

                POSTRETIREMENT BENEFIT COST -- Postretirement benefit cost for defined benefit plans for 1993 and 1992 was determined assuming a discount rate of 7% and 8%, respectively, and an expected return on plan assets of 10% for each year presented below:

                (In millions)                                                                1993          1992
                .................................................................................................
                Cost of benefits earned during the period                                 $      36      $     29
                Interest on APBO                                                                202           194
                Return on plan assets  -- actual return                                          (7)           (7)
                                       -- deferred loss                                          (5)           (7)
                Amortization of unrecognized losses                                              12             2
                                                                                          ---------      --------
                    Total defined benefit plans                                                 238           211
                Multi-employer plans(a)                                                           9            12
                                                                                          ---------      --------
                    Total periodic postretirement benefit cost                            $     247      $    223
                .................................................................................................

                (a)In 1993, a new multi-employer benefit plan created by the
                   Coal Industry Retiree Health Benefit Act of 1992 replaced the previous plan provided under the collective bargaining agreement with the United Mine Workers of America. USX is required to make payments to the plan based on assigned beneficiaries receiving benefits and such payments are expected to increase to approximately $15 million to $25 million in 1994 and subsequent years. The present value of this unrecognized obligation is broadly estimated to be $220 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

                     Prior to 1992, the cost of providing health care benefits
                to retired employees was recognized as an expense primarily as claims were paid, and the cost of life insurance benefits for retirees was generally accrued during their working years. These costs totaled $155 million for 1991.

                FUNDS' STATUS -- The following table sets forth the plans' funded status and the amounts reported in USX's consolidated balance sheet:

                (In millions)                                       December 31,               1993          1992
                .................................................................................................
                Reconciliation of funds' status to reported amounts:
                Fair value of plan assets                                                 $     116      $    129
                APBO attributable to:
                 Retirees                                                                    (2,196)       (2,085)
                 Fully eligible plan participants                                              (273)         (207)
                 Other active plan participants                                                (680)         (660)
                                                                                          ---------      --------
                     Total APBO                                                              (3,149)       (2,952)
                                                                                          ---------      --------
                     APBO in excess of plan assets                                           (3,033)       (2,823)

                 Unrecognized net loss                                                          586           440
                 Unamortized prior service cost                                                 (15)           16
                                                                                          ---------      --------
                       Accrued liability included in balance sheet                        $  (2,462)     $ (2,367)
                .................................................................................................

                     The assumed discount rate used to measure the APBO was
                6.5% and 7% at December 31, 1993, and December 31, 1992, respectively. The assumed rate of future increases in compensation levels was 4% at December 31, 1993, and December 31, 1992. The weighted average health care cost trend rate in 1994 is approximately 8%, gradually declining to an ultimate rate in 1997 of approximately 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1993 net periodic postretirement benefit cost by $34 million and would have increased the APBO as of December 31, 1993, by $372 million.

                SETTLEMENTS -- Other income disclosed in Note 3, page U-11, included a settlement gain of $24 million resulting from the sale of the Cumberland coal mine.

9. INCOME TAXES

                In 1992, USX adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
                109), which requires an asset and liability approach in accounting for income taxes. Under this method, deferred income tax assets and liabilities are established to reflect the future tax consequences of carryforwards and differences between the tax bases and financial bases of assets and liabilities. The cumulative effect of the change in accounting principle determined as of January 1, 1992, reduced net income $360 million.
                     Provisions (credits) for estimated income taxes:

                                           1993                          1992                           1991(a)
                                           ----                          ----                           ----
                (In millions)  Current   Deferred    Total   Current   Deferred   Total     Current    Deferred     Total
                .........................................................................................................
                Federal         $  49    $  (221)   $  (172)   $  42    $  (121)   $(79)      $  (2)      $(146)   $ (148)
                State and local     9          7        16        11          4      15          14         --         14
                Foreign            20         64        84        23         12      35          19           2        21
                                -----    -------    ------     -----    -------    ----       -----       -----    ------
                    Total       $  78    $  (150)   $  (72)    $  76    $  (105)   $(29)      $  31       $(144)   $ (113)
                .........................................................................................................

                (a)Computed in accordance with Accounting Principles Board
                   Opinion No. 11. The deferred tax benefit of $144 million in 1991 was primarily the net result of the generation of federal tax loss carryforwards and timing differences related to restructuring charges and pension accruals.

                     In 1993, the cumulative effect of the change in accounting principles for postemployment benefits and for retrospectively rated insurance contracts included deferred tax benefits of $50 million and $3 million, respectively (Note 1, page U-10). In 1992, the cumulative effect of the change in accounting principle for other postretirement benefits included a deferred tax benefit of $764 million (Note 8, page U-15).
                     Reconciliation of federal statutory tax rate (35% in 1993
                and 34%  in 1992 and 1991) to total provisions (credits):

                (In millions)                                                              1993          1992           1991
                ..............................................................................................................
                Statutory rate applied to income (loss) before tax                      $     (84)    $     (64)     $   (235)
                Remeasurement of deferred income tax liabilities for statutory
                  rate increase as of January 1, 1993                                          29           --            --
                Foreign income taxes after federal income tax benefit(b)                       (9)           24            15
                Sale of investment in subsidiaries                                              3           --            --
                Liquidation of investment in subsidiary                                       (17)          --            --
                State income taxes after federal income tax benefit                            10            10             9
                Federal income tax effect on earnings of foreign subsidiaries                   1             6           (19)
                Excess percentage depletion                                                    (8)           (9)           (9)
                Tax effect of inventory market valuation                                      --            --             88
                Tax effect of purchase accounting amortization                                --            --             15
                Adjustment of prior years' tax                                                  8             3             6
                Adjustment of prior years' valuation allowances                               (12)          --            --
                Other                                                                           7             1            17
                                                                                        ---------     ---------      --------
                      Total                                                             $     (72)    $     (29)     $   (113)
                ..............................................................................................................

                (b)Includes incremental deferred tax benefit of $64 million in
                   1993 resulting from USX's ability to credit, rather than deduct, certain foreign income taxes for federal income tax purposes when paid in future periods.

                    Deferred tax assets and liabilities resulted from the following:














                (In millions)                                              December 31                   1993           1992
                 ............................................................................................................
                Deferred tax assets:
                  Federal tax loss carryforwards (expiring in 2006 through 2008)(c)                   $     272      $    203
                  State tax loss carryforwards (expiring in 1994 through 2008)                              115            99
                  Foreign tax loss carryforwards (portion of which expire in 2000 through 2008)             475           442
                  Employee benefits                                                                       1,224         1,114
                  Receivables, payables and debt                                                             75           146
                  Minimum tax credit carryforwards                                                          325           303
                  General business credit carryforwards                                                      30            30
                  Federal benefit for state and foreign deferred tax liabilities                            180            67
                  Contingency and other accruals                                                            408           329
                  Other                                                                                      42           109
                  Valuation allowances(d)                                                                  (323)         (253)
                                                                                                      ---------      --------
                       Total deferred tax assets                                                          2,823         2,589
                                                                                                      ---------      --------
                Deferred tax liabilities:
                  Property, plant and equipment                                                           2,680         2,556
                  Prepaid pensions                                                                          541           455
                  Inventory                                                                                 150           241
                  Other                                                                                      71           137
                                                                                                      ---------      --------
                       Total deferred tax liabilities                                                     3,442         3,389
                                                                                                      ---------      --------
                       Net deferred tax liabilities                                                   $     619      $    800
                 ............................................................................................................

                (c)Includes the benefit of federal tax loss carryforwards
                   associated with a majority owned subsidiary which is not included in USX's consolidated federal tax return of $26 million and $21 million at December 31, 1993 and 1992, respectively, for which a full valuation allowance has been provided at both dates.
                (d)Valuation allowances have been established for certain
                   federal, state and foreign income tax assets. The valuation allowances increased $70 million primarily for certain tax credits and tax loss carryforwards which USX may not fully utilize.

                    The consolidated tax returns of USX for the years 1988
                through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.
                    Pretax income (loss) included $(53) million, $55 million
                and $162 million attributable to foreign sources in 1993, 1992 and 1991, respectively.

10. TAXES OTHER THAN INCOME TAXES

                (In millions)                                                              1993          1992           1991
                .............................................................................................................
                Consumer excise taxes                                                   $   1,927     $   1,655      $  1,662
                Payroll taxes                                                                 142           140           138
                Property taxes                                                                156           151           148
                Other state, local and miscellaneous taxes(a)                                 138            39           132
                                                                                        ---------     ---------      --------
                     Total                                                              $   2,363     $   1,985      $  2,080
                .............................................................................................................

                (a)Included a favorable adjustment of $119 million and $20 million in 1992 and 1991, respectively, for prior years' production taxes.

11. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

                (In millions)                                              December 31                   1993           1992
                .............................................................................................................
                Receivables due after one year                                                        $     103      $    103
                Equity method investments                                                                   632           659
                Libyan investment (Note 25, page U-25)                                                      108           111
                Cost method companies                                                                        31            49
                Other                                                                                        74            76
                                                                                                      ---------      --------
                      Total                                                                           $     948      $    998
                .............................................................................................................

                   The following financial information summarizes USX's share in investments accounted for by the equity method:

                (In millions)                                                              1993          1992           1991
                .............................................................................................................
                Income data -- year:
                  Sales                                                                 $   1,412     $   1,259      $  1,393
                  Operating income                                                             71            55            72
                  Income (loss) before cumulative effect of change
                    in accounting principle                                                    (1)          (14)          (24)
                  Net loss                                                                     (1)          (37)          (24)
                .............................................................................................................
                Dividends and partnership distributions                                 $      22     $      28      $     52
                .............................................................................................................

                Balance sheet data -- December 31:
                  Current assets                                                        $     446     $     420
                  Noncurrent assets                                                         1,130         1,245
                  Current liabilities                                                         430           384
                  Noncurrent liabilities                                                      654           675
                .............................................................................................................

                    USX purchases from equity affiliates totaled $375 million,
                $330 million and $336 million in 1993, 1992 and 1991, respectively. USX sales to equity affiliates totaled $547 million, $283 million and $320 million in 1993, 1992 and 1991, respectively.

12. SALES OF RECEIVABLES

                ACCOUNTS RECEIVABLE -- USX has entered into agreements to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. Collections on sold accounts receivable will be forwarded to the buyers at the end of the agreements in 1994 and 1995, in the event of earlier contract termination or if USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers. The balance of sold accounts receivable averaged $733 million, $703 million and $704 million for years 1993, 1992 and 1991, respectively. At December 31, 1993, the balance of sold accounts receivable that had not been collected was $740 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $150 million. USX does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreements, USX may be required to forward payments collected on sold accounts receivable to the buyers.

                LOANS RECEIVABLE -- Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. In 1993, 1992 and 1991, USX Credit net sales (repurchases) of loans receivable totaled $(50) million, $(24) million and $85 million, respectively. At December 31, 1993, the balance of sold loans receivable subject to recourse was $205 million. USX Credit is not actively seeking new loans at this time. USX Credit is subject to market risk through fluctuations in short-term market rates on sold loans which pay fixed interest rates. USX Credit significantly reduces credit risk through a credit policy, which requires that loans be secured by the real property or equipment financed, often with additional security such as letters of credit, personal guarantees and committed long-term financing takeouts. Also, USX Credit diversifies its portfolio as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. As of December 31, 1993, and December 31, 1992, USX Credit had outstanding loan commitments of $29 million and $32 million, respectively. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.
                    Estimated credit losses under the limited recourse
                provisions for both accounts receivable and loans receivable are recognized when the receivables are sold consistent with bad debt experience. Recognized liabilities for future recourse obligations of sold receivables were $3 million and $1 million at December 31, 1993, and December 31, 1992, respectively.


13. NOTES PAYABLE

                 (In millions)                       December 31              1993            1992            1991
                 ...................................................................................................
                 Commercial paper(a)                                      $       -        $       -       $      10
                 Credit agreements and other borrowings(b)                        1               47              69
                                                                          ---------        ---------       ---------
                     Total                                                $       1        $      47       $      79
                   Average interest rate at end of year                        3.6%             4.5%            5.5%
                 ...................................................................................................
                   Maximum aggregate amount at any month-end              $     266        $     304       $     566
                   Weighted daily average:
                     Borrowing                                            $      80        $     117       $     197
                     Interest rate(c)                                          3.8%             4.1%            6.5%
                 ...................................................................................................

                 (a) Commercial paper outstanding at December 31, 1992, and substantially all of the balance outstanding at December 31, 1991, were supported by long-term credit arrangements and were classified as long-term debt (Note 14, page U-19).
                 (b) USX had short-term credit agreements totaling $175 million at December 31, 1993. These agreements are with two banks, with interest based on their prime rate or London Interbank Offered Rate (LIBOR), and carry a commitment fee of 3/8%. Certain other banks provide short-term lines of credit totaling $185 million which require maintenance of compensating balances of 3%. No amounts were outstanding under these agreements at December 31, 1993.
                 (c) Computed by relating interest expense to average daily borrowing.

14. LONG-TERM DEBT

                                                                                 Interest                            December 31
                 (In millions)                                                  Rates -- %        Maturity        1993         1992
                 ...................................................................................................................
                 USX Corporation:
                   Revolving credit/term loan agreements(a)                 4.32                   1995         $   500      $ 1,000
                   Commercial paper(a)                                                                               --          373
                   Senior Notes                                             9 7/20                 1996             100          371
                   Notes payable                                            6 3/8 - 9 4/5      1994 - 2023        2,120        1,330
                   Foreign currency obligations(b)                          8 3/8 - 8 7/10     1995 - 1998          210          210
                   Zero Coupon Convertible Senior Debentures(c)             7 7/8                  2005             378          349
                   Convertible Subordinated Debentures(d)                   5 3/4              1996 - 2001          214          214
                   Convertible Subordinated Debentures(e)                   7                  1997 - 2017          238          238
                   Obligations relating to Industrial Development and
                     Environmental Improvement Bonds and Notes(f)           2 9/16 - 7 5/8     1994 - 2013          487          489
                   All other obligations, including sale-leaseback
                     financing and capital leases                                              1994 - 2012          118          143
                 Consolidated subsidiaries:
                   Guaranteed Notes(a)                                      9 1/2                  1994             699          776
                   Guaranteed Notes(g)                                      9 3/4                  1999             161          161
                   Guaranteed Notes(h)                                                             2002              77           --
                   Guaranteed Loan(i)                                       9 1/20             1996 - 2006          300          300
                   Notes payable                                            5 1/8 - 8 5/8      1994 - 2001          135          161
                   Sinking Fund Debentures                                  8 1/2              1994 - 2006          236          236
                   All other obligations, including capital leases                             1994 - 2009           26           29
                                                                                                                -------      -------
                          Total (j)(k)(l)                                                                         5,999        6,380
                 Less unamortized discount                                                                           76           78
                 Less amount due within one year(a)                                                                  35          334
                                                                                                                -------      -------
                          Long-term debt due after one year                                                     $ 5,888      $ 5,968
                 ...................................................................................................................

                (a) An agreement which terminates in October 1995 provides for borrowing under a $1,000 million revolving credit facility and a $500 million term loan. A second agreement provides for a $500 million revolving credit facility with a second revolving credit period terminating on July 1, 1994, unless otherwise extended; any participating bank failing to extend the revolving credit period has an obligation, upon the demand of USX, to fund a term loan which would be payable in October 1995. Interest is based on defined short-term market rates. During the term of these agreements, USX is obligated to pay a commitment fee of 3/8% on the unused portions. At December 31, 1993, the unused and available credit was $1,500 million; accordingly, the 9 1/2% Guaranteed Notes due 1994 have been classified as long-term debt.
                (b) Foreign currency exchange agreements were executed in connection with these foreign currency obligations, which effectively fixed the amount of interest and debt in U.S. dollars, thereby eliminating currency exchange risks.
                (c) The Zero Coupon Convertible Senior Debentures have a principal at maturity of $920 million. The original issue discount is being amortized recognizing a yield to maturity of 7 7/8% per annum. The carrying value represents the principal at maturity less the unamortized discount. Each debenture of $1,000 principal at maturity is convertible into a unit consisting of 8.207 shares of Marathon Stock and 1.6414 shares of Steel Stock subject to adjustment or, at the election of USX, cash equal to the market value of the unit. At the option of the holder, USX will purchase debentures at the carrying value of $430 million and $625 million on August 9, 1995, and August 9, 2000, respectively; USX may elect to pay the purchase price in cash, shares of both common stocks or notes. USX may call the debentures for redemption at the issue price plus amortized discount beginning on August 9, 1995, or earlier if the market value of one share of Marathon Stock and one-fifth of a share of Steel Stock equals or exceeds $57.375 for 20 out of 30 consecutive trading days.
                (d) The debentures are convertible into one share of Marathon Stock and one-fifth of a share of Steel Stock subject to adjustment for $62.75 and are redeemable at USX's option. Sinking fund requirements for all years through 1995 have been satisfied through repurchases.
                (e) The debentures are convertible into one share of Marathon Stock and one-fifth of a share of Steel Stock subject to adjustment for $38.125 and may be redeemed by USX. The sinking fund begins in 1997.
                (f) At December 31, 1993, USX had outstanding obligations relating to short-term maturity Environmental Improvement Bonds in the amount of $203 million, which were supported by long-term credit arrangements.
                (g) The notes may be redeemed at par by USX on or after March 1, 1996.
                (h) The notes pay interest monthly at 9 3/4% per annum until March 1, 1994, and at 7% per annum thereafter.
                (i) The guaranteed loan was used to fund a portion of the costs in connection with the development of the East
                     Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.
                (j) Required payments of long-term debt for the years 1995-1998 are $595 million, $349 million, $233 million and $509 million, respectively.
                (k) In the event of a change in control of USX, as defined in the related agreements, debt obligations totaling $3,795 million may be declared immediately due and payable. The principal obligations subject to such a provision are Revolving credit/term loan agreements -- $500 million; Senior Notes -- $100 million; Notes payable -- $2,098 million; Zero Coupon Convertible Senior Debentures -- $378 million; Guaranteed Loan -- $300 million; and 9 3/4% Guaranteed Notes -- $161 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $116 million or provide a letter of credit to secure the remaining obligation.
                (l) At December 31, 1993, $82 million of 4 5/8% Sinking Fund Subordinated Debentures due 1996, which have been extinguished by placing securities into an irrevocable trust, were still outstanding.

15. PROPERTY, PLANT AND EQUIPMENT

                 (In millions)                                                     December 31           1993               1992
                 .................................................................................................................
                 Marathon Group                                                                       $  15,891          $  15,730
                 U. S. Steel Group                                                                        8,637              8,842
                 Delhi Group                                                                              1,013                992
                                                                                                      ---------          ---------
                        Total                                                                            25,541             25,564
                 Less accumulated depreciation, depletion and amortization                               13,938             13,805
                                                                                                      ---------          ---------
                        Net                                                                           $  11,603          $  11,759
                 .................................................................................................................

                        Property, plant and equipment included gross assets
                 acquired under capital leases (including sale-leasebacks accounted for as financings) of $156 million at December 31, 1993, and $164 million at December 31, 1992; related amounts included in accumulated depreciation, depletion and amortization were $73 million and $66 million, respectively.

16. LEASES

                 Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:


                                                                                                      Capital            Operating
                 (In millions)                                                                         Leases             Leases
                 .................................................................................................................
                 1994                                                                                 $      15          $     174
                 1995                                                                                        15                148
                 1996                                                                                        15                118
                 1997                                                                                        15                 97
                 1998                                                                                        14                175
                 Later years                                                                                194                450
                 Sublease rentals                                                                           --                 (27)
                                                                                                      ---------          ---------
                       Total minimum lease payments                                                   $     268          $   1,135
                                                                                                                         =========
                                                                                                      ---------
                 Less imputed interest costs                                                                126
                                                                                                      ---------
                       Present value of net minimum lease payments
                         included in long-term debt                                                   $     142
                 .................................................................................................................


                 Operating lease rental expense:

                 (In millions)                                                           1993            1992               1991
                 .................................................................................................................
                   Minimum rental                                                   $     208         $     225          $     238
                   Contingent rental                                                       52                45                 45
                   Sublease rentals                                                        (9)              (10)                (9)
                                                                                    ---------         ---------          ---------
                        Net rental expense                                          $     251         $     260          $     274
                 .................................................................................................................

                      USX leases a wide variety of facilities and equipment
                 under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Contingent rental includes payments based on facility production and operating expense escalation on building space. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling $196 million may be declared immediately due and payable.

17. INVENTORIES

                 (In millions)                                                    December 31              1993               1992
                 .................................................................................................................
                 Raw materials                                                                        $     637          $     743
                 Semi-finished products                                                                     329                273
                 Finished products                                                                          921                936
                 Supplies and sundry items                                                                  178                176
                                                                                                      ---------          ---------
                       Total (at cost)                                                                    2,065              2,128
                 Less inventory market valuation reserve                                                    439                198
                                                                                                      ---------          ---------
                       Net inventory carrying value                                                   $   1,626          $   1,930
                 .................................................................................................................

                     At December 31, 1993, and December 31, 1992, the LIFO
                 method accounted for 87% and 91%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $340 million and $390 million in 1993 and 1992, respectively.
                     Cost of sales was reduced and operating income was
                 increased by $11 million, $24 million and $36 million in 1993, 1992 and 1991, respectively, as a result of liquidations of LIFO inventories.
                     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in charges (credits) to operating income of $241 million, $(62) million and $260 million in 1993, 1992 and 1991, respectively.

18. SUPPLEMENTAL CASH FLOW INFORMATION

                 (In millions)                                                              1993          1992               1991
                 .................................................................................................................
                 CASH (USED IN) OPERATING ACTIVITIES INCLUDED:
                   Interest and other financial costs paid
                     (net of amount capitalized)                                     $    (501)       $    (404)         $    (448)
                   Income taxes paid                                                       (78)             (60)              (141)
                 .................................................................................................................
                 COMMERCIAL PAPER AND REVOLVING CREDIT
                   ARRANGEMENTS -- NET:
                     Commercial paper          -- issued                             $   2,229        $   2,412          $   3,956
                                               -- repayments                            (2,598)          (2,160)            (4,012)
                     Credit agreements         -- borrowings                             1,782            6,684              5,717
                                               -- repayments                            (2,282)          (7,484)            (5,492)
                     Other credit arrangements -- net                                      (45)             (22)                 7
                                                                                     ---------        ---------          ---------
                        Total                                                        $    (914)       $    (570)         $     176
                 .................................................................................................................
                 NONCASH INVESTING AND FINANCING ACTIVITIES:
                   Common stock issued for dividend reinvestment
                     and employee stock option plans                                 $      26        $      86          $      18
                   Capital lease obligations                                                --               22                 --
                   Disposal of assets -- notes received                                      9               12                 --
                                      -- liabilities assumed by buyers                      47               --                 --
                   Debt exchanged for debt                                                  77               --                 --
                 .................................................................................................................


19. PREFERRED STOCK

                 USX is authorized to issue 40,000,000 shares of preferred stock, without par value. The following series were outstanding as of December 31, 1993:

                 ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK -- As of December 31, 1993, a total of 2,099,970 shares (stated value $50 per share) were outstanding. Dividend rates vary within a range of 7-1/2% to 15-3/4% per annum in accordance with a formula based on various U.S. Treasury security rates. In 1993, dividend rates on an annualized basis ranged from 7.5% to 8.15%. This stock is redeemable, at USX's sole option, at a price of $50 per share.

                 6.50% CUMULATIVE CONVERTIBLE PREFERRED STOCK (6.50% CONVERTIBLE PREFERRED STOCK) -- As of December 31, 1993, 6,900,000 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) were outstanding. The 6.50% Convertible Preferred Stock is convertible at any time, at the option of the holder, into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock, subject to adjustment in certain circumstances. On and after April 1, 1996, this stock is redeemable at USX's sole option, at a price of $52.275 per share, and thereafter at prices declining annually on each April 1 to an amount equal to $50.00 per share on and after April 1, 2003.

20. STOCK PLANS

                 The 1990 Stock Plan (1990 Plan) and its predecessor plans were amended in 1991 to reflect the distribution of Steel Stock and change of USX common stock into Marathon Stock and in 1992 to reflect the issuance of Delhi Stock. Each option or stock appreciation right outstanding on May 6, 1991, was converted into two awards: one for the same number of shares of Marathon Stock and the other for one-fifth of that number of shares of Steel Stock, separately exercisable at prices based on the former exercise price apportioned on the basis of the fair market value of the two stocks on May 7, 1991. No adjustment of previously granted options or stock appreciation rights was made to reflect the authorization or the issuance of Delhi Stock.
                      The 1990 Plan authorizes the Compensation Committee of
                 the Board of Directors to grant the following awards to key management employees; no further options will be granted under the predecessor plans.

                   OPTIONS -- the right to purchase shares of Marathon Stock, Steel Stock or Delhi Stock at not less than 100 percent of the fair market value of the stock at date of grant.

                   STOCK APPRECIATION RIGHTS -- the right to receive cash and/or common stock equal to the excess of the fair market value of a share of common stock, as determined in accordance with the plan, over the fair market value of a share on the date the right was granted for a specified number of shares.

                   RESTRICTED STOCK -- stock for no cash consideration or for such other consideration as determined by the Compensation Committee, subject to provisions for forfeiture and restricting transfer. Restriction may be removed as conditions such as performance, continuous service and other criteria are met.

                        Such employees are generally granted awards of the
                 class of common stock intended to reflect the performance of the group in which they work. Up to .5 percent of the outstanding Marathon Stock and .8 percent of each of the outstanding Steel Stock and Delhi Stock, as determined on December 31 of the preceding year, are available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant in the same year, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect. As of December 31, 1993, 3,984,949 Marathon Stock shares, 1,246,329 Steel Stock shares and 74,307 Delhi Stock shares were available for grants in 1994.
                        The following table presents a summary of option and
                 stock appreciation right transactions:

                                                       Marathon Stock                  Steel Stock            Delhi Stock
                                                       --------------                  -----------            -----------
                                                   Shares         Price          Shares        Price        Shares    Price
                 ............................................................................................................
                 Balance May 6, 1991             4,519,007   $16.57--32.22      903,801    $13.60--26.46        --   $       --
                 Granted                           333,025        25.38         188,275         24.00           --           --
                 Exercised                        (427,589)   17.67--29.88     (251,162)    14.77--24.97        --           --
                 Canceled                         (161,208)   22.35--32.22       (4,236)    15.82--26.46        --           --
                                                ----------   -------------     --------    -------------    ------   ----------

                 Balance December 31, 1991       4,263,235   $16.57--32.22      836,678    $13.60--26.46        --   $       --
                 Granted                           441,775        23.44         282,225        25.44        42,100        16.88
                 Exercised                         (41,376)   17.67--29.88     (426,569)    13.60--25.44        --           --
                 Canceled                         (272,297)   17.67--29.88      (49,452)    14.77--25.44        --           --
                                                ----------   -------------     --------    -------------   -------   ----------
                 Balance December 31, 1992       4,391,337   $16.57--32.22      642,882    $13.60--26.46    42,100   $    16.88
                 Granted                           784,425        18.63         303,475        44.19        76,900        20.00
                 Exercised                          (1,500)   17.67--29.88     (535,878)    13.60--26.46        --           --
                 Canceled                         (265,658)   17.67--32.22       (4,923)    14.77--44.19        --           --
                                                ----------   -------------     --------    -------------   -------       ------
                 Balance December 31, 1993(a)    4,908,604   $16.57--32.22      405,556    $13.60--44.19   119,000   $16.88--20.00
                 ...................................................................................................................


                 (a) Virtually all outstanding options and stock appreciation rights are exercisable.

                        Deferred compensation is charged to stockholders' equity
                 when the restricted stock is granted and is expensed over the balance of the vesting period if conditions of the restricted stock grant are met. The following table presents a summary of restricted stock transactions:

                                                        Marathon Stock Shares(b)         Steel Stock Shares(b)   Delhi Stock Shares
                                                        ------------------------         ---------------------   ------------------
                                                       1993      1992       1991         1993       1992      1991         1993
                 ...................................................................................................................
                 Balance January 1                    227,050   309,075   401,550       71,050     85,305    80,310          --
                 Granted                                7,915     8,025    20,425        7,145      6,075    27,575       3,000
                 Earned                               (63,364)  (80,950)  (99,800)     (22,812)   (18,510)  (19,960)         --
                 Canceled                             (21,300)   (9,100)  (13,100)      (4,580)    (1,820)   (2,620)         --
                                                      -------   -------   -------      -------    -------   -------       -----
                 Balance December 31                  150,301   227,050   309,075       50,803     71,050    85,305       3,000
                 ...................................................................................................................

                 (b) Outstanding shares of USX common stock subject to
                     restricted stock grants at May 6, 1991, were treated in an identical manner as other outstanding shares of such common stock.

21. DIVIDENDS

                 In accordance with the USX Certificate of Incorporation, dividends on the Marathon Stock, Steel Stock and Delhi Stock are limited to the legally available funds of USX. Net losses of the Marathon Group, the U. S. Steel Group or the Delhi Group as well as dividends or distributions on any class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock, Steel Stock and Delhi Stock based on the financial condition and results of operations of the related group, although it has no obligation under Delaware Law to do so. In making its dividend decisions with respect to each of the Marathon Stock, Steel Stock and Delhi Stock, the Board of Directors considers, among other things, the long-term earnings and cash flow capabilities of the related group as well as the dividend policies of similar publicly traded companies.
                    Dividends on the Steel Stock and Delhi Stock are further
                 limited to the Available Steel Dividend Amount and the Available Delhi Dividend Amount, respectively. At December 31, 1993, the Available Steel Dividend Amount was at least $1.849 billion, and the Available Delhi Dividend Amount was at least $125 million. The Available Steel Dividend Amount and Available Delhi Dividend Amount, respectively, will be increased or decreased, as appropriate, to reflect the respective group's separately reported net income, dividends, repurchases or issuances with respect to the related class of common stock and preferred stock attributed to the respective groups and certain other items.
                    The initial dividends on the Marathon Stock and Steel Stock were paid September 10, 1991. Dividends paid by USX prior to that date were attributed to the Marathon Group and the U. S. Steel Group based upon the relationship of the initial dividends on the Marathon Stock and Steel Stock.

22. NET INCOME PER COMMON SHARE

                 Net income (loss) per share amounts are presented for the Marathon Stock and Steel Stock to reflect the distribution of the Steel Stock and change of USX common stock into Marathon Stock effective at the close of business on May 6, 1991. For purposes of computing net income (loss) per share data for periods prior to May 7, 1991, the numbers of Marathon Stock shares are assumed to be the same as the corresponding numbers of shares of USX common stock, while the numbers of Steel Stock shares are assumed to be one-fifth of the corresponding numbers of shares of USX common stock.
                    The method of calculating net income (loss) per share for
                 the Marathon Stock, Steel Stock and Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.
                    The USX Board of Directors initially deemed 14,000,000
                 shares of Delhi Stock to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,282,870 outstanding shares at December 31, 1993, is approximately 66%. The Marathon Group financial statements reflect a percentage interest in the Delhi Group of approximately 34% (Retained Interest) at December 31, 1993. Income per share applicable to outstanding Delhi Stock is presented for the periods subsequent to the October 2, 1992, initial issuance of Delhi Stock.
                    Primary net income (loss) per share is calculated by
                 adjusting net income (loss) for dividend requirements of preferred stock and, in the case of Delhi Stock, for the income applicable to the Retained Interest; and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options where applicable.
                    Fully diluted net income (loss) per share assumes
                 conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options and surrender of stock appreciation rights, provided, in each case, the effect is not antidilutive.

23. FOREIGN CURRENCY TRANSLATION

                 Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1993, 1992 and 1991, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $(3) million, $14 million and $(3) million. An analysis of changes in cumulative foreign currency translation adjustments follows:

                 (In millions)                                                               1993          1992           1991
                 -------------                                                               ----          ----           ----
                 Cumulative foreign currency translation adjustments at January 1         $     (8)     $     (7)      $     (6)
                 Aggregate adjustments for the year:
                  Foreign currency translation adjustments                                      --            (5)            (1)
                  Amount related to disposition of investments                                   1             4             --
                                                                                          --------      --------       --------
                 Cumulative foreign currency adjustments at December 31                   $     (7)     $     (8)      $     (7)
                                                                                          --------      --------       --------


24. STOCKHOLDER RIGHTS PLAN

                 USX's Board of Directors has adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each outstanding share of Marathon Stock, Steel Stock and Delhi Stock referred to together as "Voting Stock." Each right becomes exercisable, at a price of $120, when any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15 percent or more of the total voting power of the Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock, which is accepted with respect to shares of Voting Stock representing a majority of the voting power other than Voting Stock beneficially owned by the offeror. Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15 percent or more of the total voting power of the Voting Stock, Marathon Stock, Steel Stock or Delhi Stock (as the case may be) or other property having a market value of twice the exercise price. After the rights become exercisable, if USX is acquired in a merger or other business combination where it is not the survivor, or if 50 percent or more of USX's assets, earnings power or cash flow are sold or transferred, each right entitles the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and exercise price are subject to adjustment, and the rights expire on October 9, 1999, or may be redeemed by USX for one cent per right at any time prior to the point they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

25. CONTINGENCIES AND COMMITMENTS

                 USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

                 LEGAL PROCEEDINGS --
                  B&LE litigation; MDL-587
                     On January 24, 1994, the U.S. Supreme Court denied a
                 petition for Writ of Certiorari by the B&LE in the Lower
                 Lake Erie Iron Ore Antitrust Litigation (MDL-587).
                 As a result, the decision of the U.S. Court of Appeals for the Third Circuit affirming judgments of approximately $498 million, plus interest, relating to antitrust violations by the B&LE was permitted to stand. In addition, the Third Circuit decision remanded the claims of two plaintiffs for retrial of their damage awards. At trial these plaintiffs asserted claims of approximately $8 million, but were awarded only nominal damages by the jury. A new trial date has not been set. Any damages awarded in a new trial may be more or less than $8 million and would be subject to trebling.
                    The B&LE was a wholly owned subsidiary of USX throughout the period the conduct occurred. It is now a subsidiary of Transtar in which USX has a 45% equity interest. These actions were excluded liabilities in the sale of USX's transportation units in 1988, and USX is obligated to reimburse Transtar for judgments paid by the B&LE.

                    Following the Court of Appeals decision, USX, which had
                 previously accrued $90 million on a pretax basis for this litigation, charged an additional amount of $619 million on a pretax basis in the second quarter of 1993. In late 1993, USX and LTV Steel Corp. ("LTV"), one of the plaintiffs in MDL-587, agreed to settle all of LTV's claims in that action for $375 million. USX made a payment of $200 million on December 29, 1993, and is obligated to pay an additional $175 million not later than February 28, 1994. Claims of three additional plaintiffs were also settled in December 1993.

                 These settlements resulted in a pretax credit of $127 million in the fourth quarter financial results of the U.S. Steel Group. As a result of the denial of the Petition for Writ of Certiorari, judgments for the other MDL-587 plaintiffs (other than the two remanded for retrial), totaling approximately $210 million, including postjudgment interest, are due for payment in the first quarter of 1994.

                  B&LE litigation; Armco
                     In June 1990, following judgments entered on behalf of
                 steel company plaintiffs in MDL-587, Armco Steel filed federal antitrust claims against the B&LE and other railroads in the Federal District Court for the District of Columbia. B&LE successfully challenged the actions for lack of jurisdiction and venue, and the case was transferred to the Federal District Court for the Northern District of Ohio. Other defendant railroads settled with Armco, leaving B&LE as the only remaining defendant. On April7, 1993, B&LE's motion to dismiss the federal antitrust claims on grounds of statute of limitations was granted. Subsequently, Armco refiled its claims under the Ohio Valentine Act. B&LE's motions for summary judgment on time bar issues and for change of venue are pending, and not yet fully briefed. No discovery has been taken on the merits of Armco's claims, but if Armco survives the present and possibly further pretrial motions and the case proceeds to trial on the merits, Armco's claimed damages are likely to be substantial. Unlike MDL-587, it is USX's position that the Armco case was not an excluded liability in the sale of USX's transportation units to Transtar in 1988, and that USX therefore is not obligated to reimburse Transtar for any judgments rendered in the Armco case; however, this position is being disputed by Transtar and The Blackstone Group, the ultimate owner of 52% of Transtar's outstanding shares.

                  Energy Buyers litigation
                     On December 21, 1992, an arbitrator issued an award for
                 approximately $117 million, plus interest under Ohio law, against USX in Energy Buyers Service Corporation v. USX, a case originally filed in the District Court of Harris County, Texas. Such amount was fully accrued as of December 31, 1992. On December 15, 1993, USX agreed to settle all claims in the case for $95 million and deferrred payments of up to $9 million.

                  Pickering litigation
                     On November 3, 1992, the United States District Court for
                 the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages and, pending the court's determinations, USX may appeal. Plaintiffs' counsel has been reported as estimating plaintiffs' anticipated recovery to be in excess of $100 million. USX believes actual damages will be substantially less than plaintiffs' estimates.

                 ENVIRONMENTAL MATTERS --
                     USX is subject to federal, state, local and foreign laws
                 and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. USX provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. At December 31, 1993, and 1992, accrued liabilities for remediation, platform abandonment and mine reclamation totaled $312 million and $280 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
                     For a number of years, USX has made substantial capital
                 expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1993 and 1992, such capital expenditures totaled $181 million and $294 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                 LIBYAN OPERATIONS --
                     By reason of Executive Orders and related regulations
                 under which the U.S. Government is continuing economic sanctions against Libya, USX was required to discontinue performing its Libyan petroleum contracts on June 30, 1986. In June 1989, the Department of the Treasury authorized USX to resume performing under those contracts. Pursuant to that authorization, USX has engaged the Libyan National Oil Company and the Secretary of Petroleum in continuing negotiations to determine when and on what basis they are willing to allow USX to resume realizing revenue from USX's investment of $108 million in Libya. USX is uncertain when these negotiations can be completed or how the negotiations will be affected by the United Nations sanctions against Libya.

                 GUARANTEES --
                     Guarantees by USX of the liabilities of affiliated and
                 other entities totaled $227 million at December31, 1993, and $258 million at December 31, 1992. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of December 31, 1993, the largest guarantee for a single affiliate was $96 million.

                     At December 31, 1993, and December 31, 1992, USX's pro
                 rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $206 million and $216 million, respectively. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

                 COMMITMENTS --
                     At December 31, 1993, and December 31, 1992, contract
                 commitments for capital expenditures for property, plant and equipment totaled $389 million and $423 million, respectively.
                     USX has entered into a 15-year take-or-pay arrangement
                 which requires USX to accept pulverized coal each month or pay a minimum monthly charge. In 1993, charges for deliveries of pulverized coal which began in 1993 totaled $14 million. In the future, USX will be obligated to make minimum payments of approximately $16 million per year. If USX elects to terminate the contract early, a maximum termination payment of $126 million, which declines over the duration of the agreement, may be required.
                     USX is a party to a transportation agreement with Transtar for Great Lakes shipments of raw materials required by steel operations. The agreement cannot be canceled until 1999 and requires USX to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $68 million in 1993 and $66 million in 1992, including fixed costs of $21 million in each year. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

26. FAIR VALUE OF FINANCIAL INSTRUMENTS

                 Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account:

                                                                                        1993                         1992
                                                                             ----------------------         -------------------
                                                                             Carrying          Fair         Carrying       Fair
                 (In millions)                    December 31                 Amount          Value          Amount       Value
                 ...................................................................................................................
                 Financial assets:
                  Cash and cash equivalents                                  $    268        $    268       $     57     $     57
                  Receivables                                                     932             932            924          924
                  Long-term receivables and other investments                     166             200            166          364(a)
                                                                             --------        --------       --------     --------
                    Total financial assets                                   $  1,366        $  1,400       $  1,147     $  1,345
                                                                             ========        ========       ========     ========
                 FINANCIAL LIABILITIES:
                  Notes payable                                              $      1        $      1       $     47     $     47
                  Accounts payable                                              2,237           2,237          2,099        2,099
                  Accrued interest                                                142             142            129          129
                  Long-term debt (including amounts due
                    within one year)                                            5,781           5,939          6,156        6,242
                                                                             --------        --------       --------     --------
                    Total financial liabilities                              $  8,161        $  8,319       $  8,431     $  8,517
                 ...................................................................................................................

                 (a) The difference between carrying value and fair value
                     principally represented the subordinated note related to the earlier sale of the majority interest in Transtar which was carried at no value due to the highly leveraged nature of the transaction. The note was paid in full in 1993 resulting in other income of $70 million and interest income of $37 million (Note 3, page U-11).

                       Fair value of financial instruments classified as
                 current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. Fair value of long-term receivables and other investments was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.
                       USX's unrecognized financial instruments consist of
                 receivables sold subject to limited recourse, commitments to extend credit, financial guarantees, and commodity swaps. It is not practicable to estimate the fair value of these forms of financial instrument obligations. For details relating to sales of receivables and commitments to extend credit see Note 12, page U-18. For details relating to financial guarantees see Note 25, page U-25. The contract value of open natural gas commodity swaps, as of December 31, 1993 and December 31, 1992 totaled $92 million and $13 million, respectively. The swap arrangements vary in duration with certain individual contracts extending into early 1996.

27. SUBSEQUENT EVENT

                 On February 2, 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million, which will be reflected in their entirety in the U. S. Steel Group financial statements.

Selected Quarterly Financial Data (Unaudited)

                                                          1993                                              1992
                                      -------------------------------------------------     ----------------------------------------
(In millions except per share data)   4th Qtr.    3rd Qtr.     2nd Qtr.        1st Qtr.     4th Qtr.    3rd Qtr.  2nd Qtr.  1st Qtr.
....................................................................................................................................
Sales                                 $4,604      $4,533       $4,647          $4,280       $4,575       $4,650   $4,482    $4,106
Operating income (loss)                   28         158(a)      (288)(a)         158(a)      (385)(b)       97      221       137
 Operating costs include:
 B&LE litigation charge
  (credit)                               (96)         --          438              --           --           --       --        --
 Inventory market valuation
  charges (credits)                      187          30           47             (23)          98          (38)     (98)      (24)
 Restructuring charges                    42          --           --              --           10           --      115        --
Total income (loss) before
 cumulative effect of changes
 in accounting principles                 37          63(a)      (314)(a)          47(a)      (343)          (4)     183         4
NET INCOME (LOSS)                         37          63(a)      (314)(a)         (45)(a)     (343)          (4)     183    (1,662)
....................................................................................................................................

(a) Restated to reflect fourth quarter implementation of SFAS No. 112 and EITF No. 93-14 (Note 1, page U-10). Operating income was reduced $5 million and total income before cumulative effect of changes in accounting principles (total income) was reduced $3 million in each of the first three quarters of 1993. In addition, the first quarter net income was reduced $95 million including the cumulative effect of the changes in accounting principles as of January 1, 1993.
(b) Reflects a decrease of $13 million for reclassifications with no effect on net income.


                                                         1993                                            1992
                                      -------------------------------------------     ---------------------------------------------
(In millions except per share data)   4th Qtr.   3rd Qtr.    2nd Qtr.    1st Qtr.     4th Qtr.    3rd Qtr.   2nd Qtr.    1st Qtr.
....................................................................................................................................
MARATHON STOCK DATA:
Total income (loss) before
 cumulative effect of
 changes in accounting
 principles applicable to
 Marathon Stock                      $   (90)    $    29     $   20    $   29          $  (121)    $   22     $  180     $   22
 -- Per share:  primary                 (.31)        .10        .07       .10             (.42)       .08        .63        .08
                fully diluted           (.31)        .10        .07       .10             (.42)       .08        .62        .08
DIVIDENDS PAID PER SHARE                 .17         .17        .17       .17              .17        .35        .35        .35
Price range of Marathon Stock(a):
 -- Low                                   16-3/8      16-1/2     16-5/8    16-3/8           15-3/4     17-3/4     19-3/8     20
 -- High                                  20-5/8      20-3/8     20-1/8    20-3/8           18-7/8     22-3/4         24     24-3/4
....................................................................................................................................

(a) Composite tape.


                                                          1993                                             1992
                                     -------------------------------------------------   -------------------------------------------
(In millions except per share data)  4th Qtr.    3rd Qtr.      2nd Qtr.     1st Qtr.     4th Qtr.   3rd Qtr.   2nd Qtr.    1st Qtr.
....................................................................................................................................
STEEL STOCK DATA:
Total income (loss) before
 cumulative effect of
 changes in accounting
 principles applicable to
 Steel Stock                        $   119     $   26(a)    $   (343)(a)   $   8(a)    $  (226)   $   (29)    $    1     $  (20)
 --Per share:  primary                 1.67        .41(a)       (5.71)(a)     .13(a)      (3.80)      (.48)       .03       (.41)
               fully diluted           1.53        .41(a)       (5.71)(a)     .13(a)      (3.80)      (.48)       .03       (.41)
DIVIDENDS PAID PER SHARE                .25        .25            .25         .25           .25        .25        .25        .25
Price range of Steel Stock(b):
 --Low                                   30-3/8     27-1/2         35-1/2      31-1/2        22-1/8     24         22-1/4     23-5/8
 --High                                  43-3/8     40-3/4         46          41-1/2        34-3/8     30-3/8     29         29-3/4
....................................................................................................................................

(a) In conjunction with the restatement discussed above, total income was reduced $3 million in each of the first three quarters of 1993. Total income per share was reduced $.05 in the first and second quarters and $.03 in the third quarter of 1993.

(b) Composite tape.

                                                            1993                               1992
                                    --------------------------------------------------    ------------
(In millions except per share data) 4th Qtr.       3rd Qtr.     2nd Qtr.      1st Qtr.     4th Qtr.(a)
......................................................................................................
DELHI STOCK DATA:
Total income before
 cumulative effect of
 change in accounting
 principle applicable to
 Delhi Stock                        $    2       $    (1)     $     1        $     6        $     2
 --Per share:  primary
   and fully diluted                   .15          (.05)         .15            .62            .22
DIVIDENDS PAID PER SHARE               .05           .05          .05            .05            .05
Price range of Delhi Stock(b):
 --Low                                  15        18-3/4       16-1/2         15-1/4         13-1/2
 --High                                 24        24-3/4       21-7/8         19-1/4         17-3/4
....................................................................................................................................

(a) Delhi Stock was issued on October 2, 1992.
(b) Composite tape.


Principal Unconsolidated Affiliates (Unaudited)

               Company                            Country                  % Ownership(a)                Activity
....................................................................................................................................
CLAM Petroleum Company                           Netherlands                    50%               Oil & Gas Production
Double Eagle Steel Coating Company               United States                  50%               Steel Processing
Laredo-Nueces Pipeline Company                   United States                  50%               Natural Gas Transmission
National-Oilwell                                 United States                  50%               Oilwell Equipment, Supplies
PRO-TEC Coating Company                          United States                  50%               Steel Processing
USS/Kobe Steel Company                           United States                  50%               Steel Products
USS-POSCO Industries                             United States                  50%               Steel Processing
Worthington Specialty Processing                 United States                  50%               Steel Processing
Transtar, Inc.                                   United States                  45%               Transportation
LOCAP INC.                                       United States                  37%               Pipeline & Storage Facilities
LOOP INC.                                        United States                  32%               Offshore Oil Port
Kenai LNG Corporation                            United States                  30%               Natural Gas Liquification
Ozark Gas Transmission System                    United States                  25%               Natural Gas Transmission
....................................................................................................................................

(a) Ownership interest as of December 31, 1993.



Supplementary Information on Mineral Reserves (Unaudited)

MINERAL RESERVES (OTHER THAN OIL AND GAS)


                                      Reserves(a) at December 31                   Production
                                      --------------------------                   ----------
(Million tons)                         1993     1992       1991              1993      1992     1991
....................................................................................................................................
Iron                                  790.5     804.7      817.7            14.2      14.1     14.9
Coal(b)                               945.1   1,265.5    1,273.6             8.9      12.5     10.3
....................................................................................................................................

(a) Commercially recoverable reserves include demonstrated (measured and indicated) quantities which are expressed in recoverable net product tons. Coal reserves of 284 million tons for years 1992 and 1991, were included in the Marathon Group; the remaining coal reserves and all iron reserves, as well as related production, were included in the U. S. Steel Group.
(b) In 1993, 320 million tons of reserves were sold, including all the Marathon Group reserves and 36 million tons associated with the Cumberland coal mine. In 1992, 4 million tons of reserves were added, net of lease activity.

                 Supplementary Information on Oil and Gas Producing Activities (Unaudited)

                 RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES, EXCLUDING CORPORATE OVERHEAD AND INTEREST COSTS(a)

                                                                   United                   Middle East       Other
                 (In millions)                                     States       Europe      and Africa    International    Total
                 ...............................................................................................................
                 1993: REVENUES:
                           Sales                                   $   412     $   331        $    73       $     6      $   822
                           Transfers                                   550          --             29            17          596
                                                                   -------     -------        -------       -------      -------
                             Total revenues                            962         331            102            23        1,418
                       Expenses:
                           Production costs                           (396)       (176)           (23)           (9)        (604)
                           Exploration expenses                        (63)        (26)           (14)          (50)        (153)
                           Depreciation, depletion and amortization   (345)       (127)           (52)           (8)        (532)
                                                                   -------     -------        -------       -------      -------
                             Total expenses                           (804)       (329)           (89)          (67)      (1,289)
                           Other income(b)                               1          --             --            --            1
                                                                   -------     -------        -------       -------      -------
                           Results before income taxes                 159           2             13           (44)         130
                           Income taxes (credits)                       57          (3)             7           (13)          48
                                                                   -------     -------        -------       -------      -------
                           Results of operations                   $   102     $     5        $     6       $   (31)     $    82
                 ...............................................................................................................
                           USX's share of equity investee's
                             operations                            $    --     $     3        $    --       $    --            3
                 ...............................................................................................................
                 1992: Revenues:
                           Sales                                   $   440     $   436        $    66       $    17      $   959
                           Transfers                                   640          --             25            34          699
                                                                   -------     -------        -------       -------      -------
                               Total revenues                        1,080         436             91            51        1,658
                           Expenses:
                            Production costs(c)                       (298)       (205)           (16)          (19)        (538)
                            Exploration expenses                       (79)        (22)           (35)          (47)        (183)
                            Depreciation, depletion and amortization  (423)       (146)           (27)          (11)        (607)
                                                                   -------     -------        -------       -------      -------
                               Total expenses                         (800)       (373)           (78)          (77)      (1,328)
                           Other loss(b)                                (3)         --             --            --           (3)
                                                                   -------     -------        -------       -------      -------
                           Results before income taxes                 277          63             13           (26)         327
                           Income taxes (credits)                       93          26             16            (2)         133
                                                                   -------     -------        -------       -------      -------
                           Results of operations                   $   184     $    37        $    (3)      $   (24)     $   194
                 ...............................................................................................................
                           USX's share of equity investee's
                             operations                            $    --     $    13        $    --       $    --      $    13
                 ...............................................................................................................
                 1991: Revenues:
                           Sales                                   $   463     $   553        $    22       $    25      $ 1,063
                           Transfers                                   731          --             48            68          847
                                                                   -------     -------        -------       -------      -------
                               Total revenues                        1,194         553             70            93        1,910
                           Expenses:
                             Production costs                         (459)       (213)           (21)          (26)        (719)
                             Exploration expenses                      (98)        (18)           (30)          (34)        (180)
                             Depreciation, depletion and amortization (474)       (171)           (23)          (23)        (691)
                                                                   -------     -------        -------       -------      -------
                               Total expenses                       (1,031)       (402)           (74)          (83)      (1,590)
                           Other income(b)                               6          --             --            --            6
                                                                   -------     -------        -------       -------      -------
                           Results before income taxes                 169         151             (4)           10          326
                           Income taxes                                 64          67             --             9          140
                                                                   -------     -------        -------       -------      -------
                           Results of operations                   $   105     $    84        $    (4)      $     1      $   186
                 ...............................................................................................................
                           USX's share of equity investee's
                             operations                            $    --     $    23        $    --       $    --      $    23
                 ...............................................................................................................

                 (a) Certain restatement of prior years' data has been made to conform to 1993 reporting practices. (b) Other income consisted of gains and losses on sales of oil and gas producing property. (c) U.S. production costs included a $119 million refund of prior years' production taxes and excluded a $115 million restructuring charge relating to planned disposition of certain domestic exploration and production properties.

   CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                 (In millions)                                 December 31        1993           1992
                 ....................................................................................
                 Capitalized costs:
                      Proved properties                                      $  12,117      $  12,115
                      Unproved properties                                          495            445
                                                                             ---------      ---------
                         Total                                                  12,612         12,560
                                                                             ---------      ---------
                 Accumulated depreciation, depletion and amortization:
                      Proved properties                                          6,080          6,061
                      Unproved properties                                           90             86
                                                                             ---------      ---------
                         Total                                                   6,170          6,147
                                                                             ---------      ---------
                 Net capitalized costs                                       $   6,442      $   6,413
                 ....................................................................................
                 USX's share of equity investee's net capitalized costs      $      82      $      85
                 ....................................................................................

                 Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED
                 COSTS INCURRED FOR PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT -- INCLUDING CAPITAL EXPENDITURES(A)

                                                                       UNITED                   MIDDLE EAST      OTHER
                 (IN MILLIONS)                                         STATES      EUROPE       AND AFRICA   INTERNATIONAL    TOTAL
                 ..................................................................................................................
                 1993: Property acquisition:  Proved               $       3     $       --      $      --     $     --     $    3
                                              Unproved                    11             --             --            4         15
                       Exploration                                       107             30             15           51        203
                       Development                                       233            306              8            5        552
                       USX's share of equity investee's
                       costs incurred                                     --              5             --           --          5
                 ..................................................................................................................
                 1992: Property acquisition:  Proved               $       1     $        1      $      --     $     --     $    2
                                              Unproved                    10            --               1           19         30
                       Exploration                                       116             33             47           53        249
                       Development                                       114            397             44            6        561
                       USX's share of equity investee's
                         costs incurred                                   --             10             --           --         10
                 ..................................................................................................................
                 1991: Property acquisition:  Proved               $       2     $       --      $      --     $     --     $    2
                                              Unproved                    17             --              8            6         31
                       Exploration                                       135             35             42           40        252
                       Development                                       196            289             44            1        530
                       USX's share of equity investee's
                         costs incurred                                   --             19             --           --         19

                 ..................................................................................................................
                 (a) Certain restatement of prior years' data has been made to conform to 1993 reporting practices.

                 ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES
                       The following estimates of net reserves have been
                 determined by deducting royalties of various kinds from USX's gross reserves. The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available. The estimates include only such reserves as can reasonably be classified as proved; they do not include reserves which may be found by extension of proved areas or reserves recoverable by secondary or tertiary recovery methods unless these methods are in operation and are showing successful results. Undeveloped reserves consist of reserves to be recovered from future wells on undrilled acreage or from existing wells where relatively major expenditures will be required to realize production. Liquid hydrocarbon production amounts for international operations principally reflect tanker liftings of equity production. USX did not have any quantities of oil and gas reserves subject to long-term supply agreements with foreign governments or authorities in which USX acts as producer.

                                                                   UNITED                 MIDDLE EAST           OTHER
                 (Millions of barrels)                             STATES      EUROPE    AND AFRICA(A)      INTERNATIONAL    TOTAL
                 ..................................................................................................................
                 Liquid Hydrocarbons
                   Proved developed and undeveloped reserves:
                      Beginning of year -- 1991                       572         246           15                13           846
                      Revisions of previous estimates                  (2)          2            8                 2            10
                      Improved recovery                                27          --           --                --            27
                      Extensions, discoveries and other additions      49           1            8                --            58
                      Production                                      (46)        (16)          (4)               (4)          (70)
                      Sales of reserves in place                       (3)         --           --                --            (3)
                                                                      ---         ---          ---               ---           ---
                      End of year -- 1991                             597         233           27                11           868
                      Purchase of reserves in place                     1          --           --                --             1
                      Revisions of previous estimates                   1           1            3                --             5
                      Improved recovery                                12          --           --                --            12
                      Extensions, discoveries and other additions      11           8           --                 8            27
                      Production                                      (42)        (12)          (4)               (3)          (61)
                      Sales of reserves in place                       (4)         --           --                --            (4)
                                                                      ---         ---          ---               ---           ---
                      End of year -- 1992                             576         230           26                16           848
                      Purchase of reserves in place                     4          --           --                --             4
                      Revisions of previous estimates                   1          (1)           2                 2             4
                      Improved recovery                                24          --           --                --            24
                      Extensions, discoveries and other additions      11          10           --                --            21
                      Production                                      (41)         (9)          (6)               (1)          (57)
                      Sales of reserves in place                       (2)         --           --                --            (2)
                                                                      ---         ---          ---               ---           ---
                      End of year -- 1993                             573         230           22                17           842
                 ..................................................................................................................
                   Proved developed reserves:
                      Beginning of year -- 1991                       523         122            7                13           665
                      End of year -- 1991                             514         108            6                11           639
                      End of year -- 1992                             495          97           19                 8           619
                      End of year -- 1993                             494         221           22                 7           744
                 ..................................................................................................................

                 (a) Excluded reserves located in Libya. See Note 25, page U-25, for current status.

                 Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

                 ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES (CONTINUED)

                                                                   UNITED                 MIDDLE EAST           OTHER
                 (Billions of cubic feet)                          STATES      EUROPE    AND AFRICA(a)      INTERNATIONAL    TOTAL
                 .................................................................................................................
                 Natural Gas
                   Proved developed and undeveloped reserves:
                      Beginning of year -- 1991                     2,391       1,769           61                44         4,265
                      Purchase of reserves in place                     4          --           --                --             4
                      Revisions of previous estimates                  (7)         33           (2)               --            24
                      Improved recovery                                 6          --           --                --             6
                      Extensions, discoveries and other additions     150          17           --                --           167
                      Production                                     (251)       (111)          --                (1)         (363)
                      Sales of reserves in place                      (26)         --           --                --           (26)
                                                                    -----       -----          ---               ---         -----
                      End of year -- 1991                           2,267       1,708           59                43         4,077
                      Purchase of reserves in place                     5          --           --                --             5
                      Revisions of previous estimates                  35          26           (3)               --            58
                      Improved recovery                                 6          --           --                --             6
                      Extensions, discoveries and other additions      99          48           --                --           147
                      Production                                     (224)       (109)          (4)               (1)         (338)
                      Sales of reserves in place                      (89)         --           --                --           (89)
                                                                    -----       -----          ---               ---         -----
                      End of year -- 1992                           2,099       1,673           52                42         3,866
                      Purchase of reserves in place                    16          --           --                --            16
                      Revisions of previous estimates                  (9)        (11)          13               (16)          (23)
                      Improved recovery                                33          --           --                --            33
                      Extensions, discoveries and other additions     173          74            1                --           248
                      Production                                     (193)       (117)          (6)               (1)         (317)
                      Sales of reserves in place                      (75)         --           --                --           (75)
                                                                    -----       -----          ---               ---         -----
                      End of year -- 1993                           2,044       1,619           60                25         3,748
                 .................................................................................................................
                      Proved developed reserves:
                      Beginning of year -- 1991                     1,858       1,134           --                44         3,036
                      End of year -- 1991                           1,713       1,089           --                43         2,845
                      End of year -- 1992                           1,523       1,020           52                42         2,637
                      End of year -- 1993                           1,391       1,566           58                25         3,040
                 .................................................................................................................
                   USX's share in proved developed and undeveloped
                      reserves of equity investee (CLAM):
                      End of year -- 1991                              --         181           --                --           181
                      End of year -- 1992                              --         164           --                --           164
                      End of year -- 1993                              --         153           --                --           153
                 .................................................................................................................

                 (a) Excluded reserves located in Libya. See Note 25, page U-25, for current status.

                 STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

                      Estimated discounted future net cash flows and changes
                 therein were determined in accordance with Statement of Financial Accounting Standards No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. USX believes such information is essential for a proper understanding and assessment of the data presented.
                      Future cash inflows are computed by applying year-end
                 prices of oil and gas relating to USX's proved reserves to the year-end quantities of those reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.
                      The assumptions used to compute the proved reserve
                 valuation do not necessarily reflect USX's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the estimated quantities of reserves, described on the preceding page, does not reduce the subjective and ever-changing nature of such reserve estimates.
                      Additional subjectivity occurs when determining present
                 values because the rate of producing the reserves must be estimated. In addition to uncertainties inherent in predicting the future, variations from the expected production rate also could result directly or indirectly from factors outside of USX's control, such as unintentional delays in development, environmental concerns, changes in prices or regulatory controls.
                      The reserve valuation assumes that all reserves will be
                 disposed of by production. However, if reserves are sold in place or subjected to participation by foreign governments, additional economic considerations also could affect the amount of cash eventually realized.
                      Future development and production costs are computed by
                 estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.
                      Future income tax expenses are computed by applying the
                 appropriate year-end statutory tax rates, with consideration of future tax rates already legislated, to the future pretax net cash flows relating to USX's proved oil and gas reserves. Permanent differences in oil and gas related tax credits and allowances are recognized.
                      Discount was derived by using a discount rate of 10
                 percent a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

                 Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

                 STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (CONTINUED)

                 STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                                   UNITED                 MIDDLE EAST          OTHER
                 (In millions)                                     STATES      EUROPE      AND AFRICA       INTERNATIONAL    TOTAL
                 .................................................................................................................
                 December 31, 1993:
                      Future cash inflows                        $  9,965    $  7,442     $    351         $    243       $ 18,001
                      Future production costs                      (4,677)     (2,999)         (80)            (113)        (7,869)
                      Future development costs                       (542)       (168)         (13)             (54)          (777)
                      Future income tax expenses                   (1,066)     (1,355)         (89)             (30)        (2,540)
                                                                 --------    --------     --------         --------       --------
                      Future net cash flows                         3,680       2,920          169               46          6,815
                      10% annual discount for estimated
                        timing of cash flows                       (1,747)     (1,289)         (41)             (19)        (3,096)
                                                                 --------    --------     --------         --------       --------
                      Standardized measure of discounted
                        future net cash flows relating to
                        proved oil and gas reserves              $  1,933    $  1,631     $    128         $     27       $  3,719
                 .................................................................................................................
                      USX's share of equity investee's
                        standardized measure of discounted
                        future net cash flows                    $     --    $     74     $     --         $     --       $     74
                 .................................................................................................................
                 December 31, 1992:
                      Future cash inflows                        $ 12,937    $  8,190     $    532         $    327       $ 21,986
                      Future production costs                      (5,184)     (3,162)        (158)            (129)        (8,633)
                      Future development costs                       (710)       (423)         (16)             (50)        (1,199)
                      Future income tax expenses                   (1,786)     (1,812)        (130)             (91)        (3,819)
                                                                 --------    --------     --------         --------       --------
                      Future net cash flows                         5,257       2,793          228               57          8,335
                      10% annual discount for estimated
                        timing of cash flows                       (2,684)     (1,246)         (56)             (26)        (4,012)
                                                                 --------    --------     --------         --------       --------
                      Standardized measure of discounted
                        future net cash flows relating to
                        proved oil and gas reserves              $  2,573    $  1,547     $    172         $     31       $  4,323
                 .................................................................................................................
                      USX's share of equity investee's
                        standardized measure of discounted
                        future net cash flows                    $     --    $     88     $     --         $     --       $     88
                 .................................................................................................................
                 December 31, 1991:
                      Future cash inflows                        $ 12,104    $  9,378     $    588         $    255       $ 22,325
                      Future production costs                      (5,542)     (3,405)        (143)            (132)        (9,222)
                      Future development costs                       (833)       (778)         (38)              (1)        (1,650)
                      Future income tax expenses                   (1,297)     (2,282)        (161)             (47)        (3,787)
                                                                 --------    --------     --------         --------       --------
                      Future net cash flows                         4,432       2,913          246               75          7,666
                      10% annual discount for estimated
                        timing of cash flows                       (2,278)     (1,491)         (87)             (29)        (3,885)
                                                                 --------    --------     --------         --------       --------
                      Standardized measure of discounted
                        future net cash flows relating to
                        proved oil and gas reserves              $  2,154    $  1,422     $    159         $     46       $  3,781
                 .................................................................................................................
                      USX's share of equity investee's
                        standardized measure of discounted
                        future net cash flows                    $     --    $     87     $     --         $     --       $     87
                 .................................................................................................................

                 SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                 (In millions)                                                               1993             1992           1991
                 .................................................................................................................
                 Sales and transfers of oil and gas produced, net of production costs     $   (813)        $ (1,092)      $ (1,155)
                 Net changes in prices and production costs related to future production    (1,656)             426         (4,032)
                 Extensions, discoveries and improved recovery, less related costs             443              352            449
                 Development costs incurred during the period                                  552              561            530
                 Changes in estimated future development costs                                 (61)              16           (275)
                 Revisions of previous quantity estimates                                       19               42             38
                 Net change in purchases and sales of minerals in place                        (20)             (54)           (42)
                 Accretion of discount                                                         608              538            918
                 Net change in income taxes                                                    682             (417)         1,690
                 Other                                                                        (358)             170           (367)
                                                                                          --------         --------       --------
                 Net increase (decrease) in discounted future net cash flows                  (604)             542         (2,246)
                 Beginning of year                                                           4,323            3,781          6,027
                                                                                          --------         --------       --------
                 End of year                                                              $  3,719         $  4,323       $  3,781
                 .................................................................................................................

                 Five-Year Operating Summary -- Marathon Group

                                                                                       1993     1992       1991    1990    1989
                 ..............................................................................................................
                 NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels per day)
                    United States                                                     111       118       127     126      144
                    International  -- United Kingdom                                   23        34        42      54       50
                                   -- Other                                            22        22        26      17       15
                                                                                    ------    ------    ------  ------   ------
                        Total                                                         156       174       195     197      209
                 ..............................................................................................................
                 NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
                    United States                                                     529       593       689     790      913
                    International -- Ireland                                          258       227       230     224      221
                                  -- Other                                            115       111       106     100       98
                                                                                    ------    ------    ------  ------   ------
                        Total Consolidated                                            902       931     1,025   1,114    1,232
                    Equity production -- CLAM Petroleum Co.                            35        41        49      47       53
                                                                                    ------    ------    ------  ------   ------
                        Total Worldwide                                               937       972     1,074   1,161    1,285
                 ..............................................................................................................
                 AVERAGE SALES PRICES
                    Liquid Hydrocarbons (dollars per barrel)
                        United States                                              $14.54    $16.47    $17.43  $20.67   $16.33
                        International                                               16.22     18.95     19.38   23.77    16.98
                    Natural Gas (dollars per thousand cubic feet)
                        United States                                              $ 1.94    $ 1.60    $ 1.57  $ 1.61   $ 1.62
                        International                                                1.52      1.77      2.18    1.82     1.43
                 ..............................................................................................................
                 NET PROVED RESERVES -- YEAR-END
                    Liquid Hydrocarbons (millions of barrels)
                     Beginning of year                                                848       868       846     764      794
                     Extensions, discoveries and other additions                       21        27        58     140       28
                     Improved recovery                                                 24        12        27       6       11
                     Revisions of previous estimates                                    4         5        10      12       16
                     Net purchase (sale) of reserves in place                           2        (3)       (3)     (6)      (9)
                     Production                                                       (57)      (61)      (70)    (70)     (76)
                                                                                    ------    ------    ------  ------   ------
                        Total                                                         842       848       868     846      764
                    ...........................................................................................................
                    Natural Gas (billions of cubic feet)
                     Beginning of year                                              3,866     4,077     4,265   4,281    4,487
                     Extensions, discoveries and other additions                      248       147       167     691      282
                     Improved recovery                                                 33         6         6       2        1
                     Revisions of previous estimates                                  (23)       58        24     (54)     (65)
                     Net purchase (sale) of reserves in place                         (59)      (84)      (22)   (255)      15
                     Production                                                      (317)     (338)     (363)   (400)    (439)
                                                                                    ------    ------    ------  ------   ------
                        Total                                                       3,748     3,866     4,077   4,265    4,281
                 ..............................................................................................................
                 U.S. REFINERY OPERATIONS (thousands of barrels per day)
                    In-use crude oil capacity -- year-end(a)                          570       620       620     603      603
                    Refinery runs  -- crude oil refined                               549       546       542     567      554
                                   -- other charge and blend stocks                   102        79        85      75       61
                    % in-use capacity utilization                                    90.4      88.1      87.5    94.1     93.1
                 ..............................................................................................................
                 U.S. REFINED PRODUCT SALES (thousands of barrels per day)
                    Gasoline                                                          418       402       401     394      376
                    Middle distillates                                                179       169       173     172      168
                    Heavy oils                                                         78        80        80      73       72
                    Other products                                                     51        56        55      50       50
                                                                                    ------    ------    ------  ------   ------
                        Total                                                         726       707       709     689      666
                 ..............................................................................................................
                 U.S. REFINED PRODUCT MARKETING OUTLETS -- YEAR-END
                    Marathon operated terminals                                        51        52        53      53       52
                    Retail  -- Marathon brand                                       2,331     2,290     2,106   2,132    2,516
                            -- Emro Marketing Company                               1,568     1,541     1,596   1,668    1,665
                 ..............................................................................................................

                 (a)The Indianapolis Refinery was temporarily idled in October
                    1993.

                 FIVE-YEAR OPERATING SUMMARY -- U. S. STEEL GROUP

                 (Thousands of net tons, unless otherwise noted)                        1993     1992     1991    1990     1989
                 ..............................................................................................................
                 RAW STEEL PRODUCTION
                    Gary, IN                                                           6,624    5,969    5,817   6,740    6,590
                    Mon Valley, PA                                                     2,507    2,276    2,088   2,607    2,400
                    Fairfield, AL                                                      2,203    2,146    1,969   1,937    1,488
                    All other plants(a)                                                   --       44      648   2,335    3,692
                                                                                      ------   ------   ------  ------   ------
                        Total Raw Steel Production                                    11,334   10,435   10,522  13,619   14,170
                        Total Cast Production                                         11,295    8,695    7,088   7,228    7,365
                        Continuous cast as % of total production                        99.7     83.3     67.4    53.1     52.0
                 ..............................................................................................................
                 RAW STEEL CAPABILITY (average)
                    Continuous cast                                                   11,850    9,904    8,057   6,950    7,447
                    Ingots                                                                --    2,240    6,919   9,451   10,289
                        Total                                                         11,850   12,144   14,976  16,401   17,736
                        Total production as % of total capability                       95.6     85.9     70.3    83.0     79.9
                        Continuous cast as % of total capability                       100.0     81.6     53.8    42.4     42.0
                 ..............................................................................................................
                 HOT METAL PRODUCTION                                                  9,972    9,270    8,941  11,038   11,509
                 ..............................................................................................................
                 COKE PRODUCTION                                                       6,425    5,917    5,091   6,663    6,008
                 ..............................................................................................................
                 IRON ORE PELLETS -- MINNTAC, MN
                    Production as % of capacity                                           90       83       84      85       77
                    Shipments                                                         15,911   14,822   14,897  14,922   13,768
                 ..............................................................................................................
                 COAL SHIPMENTS(b)                                                    10,980   12,164   10,020  11,325   10,493
                 ..............................................................................................................
                 STEEL SHIPMENTS BY PRODUCT
                    Sheet and tin mill products                                        7,717    6,803    6,508   7,709    7,897
                    Plate, structural and other
                        steel mill products(c)                                         1,621    1,473    1,721   2,476    2,619
                    Tubular products                                                     631      578      617     854      953
                                                                                      ------   ------   ------  ------   ------
                        Total                                                          9,969    8,854    8,846  11,039   11,469
                                                                                      ------   ------   ------  ------   ------
                        Total as % of domestic steel industry                           11.3     10.8     11.2    13.0     13.6
                 ..............................................................................................................
                 STEEL SHIPMENTS BY MARKET
                    Steel service centers                                              2,837    2,680    2,364   3,425    3,034
                    Transportation                                                     1,805    1,553    1,293   1,502    1,585
                    Containers                                                           840      715      754     895      746
                    Construction                                                         669      598      840   1,134    1,122
                    Further conversion                                                 2,248    1,565    1,354   1,657    2,084
                    Export                                                               359      629    1,314     926    1,332
                    All other                                                          1,211    1,114      927   1,500    1,566
                                                                                      ------   ------   ------  ------   ------
                        Total                                                          9,969    8,854    8,846  11,039   11,469
                 ..............................................................................................................

                 (a)In July 1991, U. S. Steel closed all iron and steel
                    producing operations at Fairless (PA) Works. In April 1992, U.S. Steel closed South (IL) Works.
                 (b)In June 1993, U. S. Steel sold the Cumberland coal mine. On or about March 31, 1994, U. S. Steel will permanently close the Maple Creek coal mine.
                 (c)U. S. Steel ceased production of structural products when
                    South Works closed in April 1992.

                 Five-Year Operating Summary -- Delhi Group

                                                                                        1993     1992     1991    1990      1989
                 ...............................................................................................................
                 Sales Volumes
                    Natural gas throughput (billions of cubic feet)
                     Natural gas sales                                                 203.2    200.0    195.9   180.0     202.0
                     Transportation                                                    117.6    103.4     81.0    99.3     106.7
                                                                                       -----    -----    -----   -----     -----
                        Total systems throughput                                       320.8    303.4    276.9   279.3     308.7
                     Partnerships --  equity share(a)                                    6.5     10.2     14.5    19.9      26.7
                                                                                       -----    -----    -----   -----     -----
                        Total throughput                                               327.3    313.6    291.4   299.2     335.4
                                                                                       -----    -----    -----   -----     -----
                    Natural gas throughput (millions of cubic feet per day)
                     Natural gas sales                                                 556.7    546.4    536.7   493.1     553.4
                     Transportation                                                    322.1    282.6    221.9   272.1     292.3
                                                                                       -----    -----    -----   -----     -----
                        Total systems throughput                                       878.8    829.0    758.6   765.2     845.7
                     Partnerships --  equity share(a)                                   17.9     27.8     39.7    54.5      73.2
                                                                                       -----    -----    -----   -----     -----
                        Total throughput                                               896.7    856.8    798.3   819.7     918.9
                    NGL sales
                     Millions of gallons                                               282.0    261.4    214.7   144.4     127.7
                     Thousands of gallons per day                                      772.5    714.2    588.2   395.6     349.9
                 ...............................................................................................................
                 GROSS UNIT MARGIN ($/mcf)                                             $0.42    $0.44    $0.47   $0.43     $0.84(b)
                 ...............................................................................................................
                 PIPELINE MILEAGE (INCLUDING PARTNERSHIPS)
                    Arkansas                                                             362      377      377      377     377
                    Colorado(c)                                                           --       91       91       91      91
                    Kansas                                                               164      164      164      164     184
                    Louisiana                                                            141      141      142      140     140
                    Oklahoma                                                           2,908    2,795    2,819    2,800   2,779
                    Texas(a)                                                           4,544    4,811    4,764    4,739   4,869
                                                                                       -----    -----    -----   -----    -----
                        Total                                                          8,119    8,379    8,357    8,311   8,440
                        -----                                                          -----    -----    -----   -----    -----
                 OPERATING PLANTS -- YEAR-END
                    Gas processing                                                        15       14       14       12       8
                    Sulfur                                                                 3        3        3        3       3
                 ...............................................................................................................
                 DEDICATED GAS RESERVES -- YEAR-END (BILLIONS OF CUBIC FEET)
                    Beginning of year                                                  1,652    1,643    1,680    1,699   2,124
                    Additions                                                            382      273      255      212     208
                    Production                                                          (328)    (307)    (275)    (280)   (299)
                    Revisions/Asset Sales                                                (43)      43      (17)      49    (334)
                                                                                       -----    -----    -----   -----    -----
                        Total                                                          1,663    1,652    1,643    1,680   1,699
                 ...............................................................................................................

                 (a)In January 1993, the Delhi Group sold its 25% interest in
                    Red River Pipeline.
                 (b)Included the effect of a significant favorable settlement of three lawsuits related to gas sales contracts.
                 (c)In 1993, the Delhi Group sold all of its pipeline systems located in Colorado.

         USX CORPORATION
         Management's Discussion and Analysis


             Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

             SALES were $18.1 billion in 1993, compared with $17.8 billion in 1992 and $18.8 billion in 1991. The increase in 1993 primarily reflected increased sales for the U. S. Steel Group due mainly to higher steel shipment volumes and prices, and increased commercial shipments of taconite pellets and coke. These were partially offset by lower sales for the Marathon Group (excluding the effect of the businesses of the Delhi Group which were included in the Marathon Group for periods prior to October 2, 1992) due mainly to lower worldwide liquid hydrocarbon volumes and prices and lower average refined product prices, partially offset by increased excise taxes (which have no effect on income) and higher refined product sales volumes, excluding matching buy/sell transactions. The decrease from 1991 to 1992 primarily reflected reduced sales for the Marathon Group due mainly to lower average refined product prices, reduced volumes and prices for crude oil matching buy/sell transactions (which have no effect on income) and lower worldwide liquid hydrocarbon volumes.

             OPERATING INCOME decreased by $14 million in 1993, following a $329 million improvement in 1992. Results in 1993 included a $342 million charge as a result of the adverse decision in the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad ("B&LE litigation") (which also resulted in $164 million of interest costs) (see Note 5 to the Consolidated Financial Statements), a $241 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve and restructuring charges of $42 million related to the planned shutdown of the Maple Creek coal mine and preparation plant. Results in 1992 included a favorable impact of $119 million for the settlement of a tax refund claim related to prior years' production taxes and a $62 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, partially offset by restructuring charges of $125 million primarily related to the disposition of certain domestic exploration and production properties. Excluding the effects of these items, operating income increased $667 million in 1993 predominantly due to improved results for the U. S. Steel Group, as well as the Marathon Group. The adoption of Statement of Financial Accounting Standards No. 112 - Employers' Accounting for Postemployment Benefits ("SFAS No. 112") resulted in a $23 million increase in operating costs in 1993, principally for the U. S. Steel Group.

             Operating income in 1991 included restructuring charges of $426 million mainly related to the shutdown of certain steel facilities and a $260 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve, partially offset by a favorable $20 million adjustment of prior years' production tax accruals. Excluding the effects of these items and the 1992 special items previously discussed, operating income declined $393 million from 1991 to 1992 due mainly to lower results for the Marathon Group. Contributing to the decline was a $58 million increase in operating costs resulting from the 1992 adoption of Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106"), $42 million for the U. S. Steel Group and $16 million for the Marathon Group.

             Net pension credits included in operating income totaled $211 million in 1993, compared with $260 million in 1992 and $224 million in 1991. The decrease in 1993 was primarily due to a lower assumed long-term rate of return on plan assets. The increase in 1992 from 1991 primarily reflected recognition of the growth in plan assets. In 1994, net pension credits are expected to decline by approximately $95 million primarily due to a further reduction in the assumed long-term rate of return on plan assets. See Note 7 to the Consolidated Financial Statements.

         Management's Discussion and Analysis  CONTINUED


             OTHER INCOME was $257 million in 1993, compared with a loss of $2 million in 1992 and income of $39 million in 1991. The increase in 1993 primarily resulted from higher gains from the disposal of assets, including the sale of the Cumberland coal mine, the realization of a $70 million deferred gain resulting from the collection of a subordinated note related to the 1988 sale of Transtar, Inc. ("Transtar") (which also resulted in $37 million of interest income) and the sale of an investment in an insurance company. The increase in 1993 also reflected the absence of a $19 million impairment of an investment recorded in 1992. The decline in 1992 relative to 1991 primarily resulted from the nonrecurrence of 1991's favorable minority interest effect related to RMI Titanium Company and the $19 million impairment of an investment in 1992.

             INTEREST AND OTHER FINANCIAL INCOME was $78 million in 1993, compared with $228 million in 1992 and $38 million in 1991. The 1993 amount included $37 million of interest income resulting from collection of the Transtar note. The 1992 amount included $177 million of interest income resulting from the settlement of a tax refund claim related to prior years' production taxes. Excluding these items, interest and other financial income was $41 million in 1993, compared with $51 million in 1992 and $38 million in 1991.

             INTEREST AND OTHER FINANCIAL COSTS were $630 million in 1993, compared with $485 million in 1992 and $509 million in 1991. The 1993 amount included $164 million of interest expense related to the adverse decision in the B&LE litigation. Excluding this amount, the decrease in 1993 primarily reflected an increase in capitalized interest. The 1991 amount included a $26 million favorable adjustment related to interest accrued for prior years' production taxes. Excluding this item, the decrease from 1991 to 1992 was mainly due to the favorable effect of declining variable interest rates.

             THE CREDIT FOR ESTIMATED INCOME TAXES in 1993 was $72 million, compared with credits of $29 million in 1992 and $113 million in 1991. The 1993 U.S. income tax credit included an incremental deferred tax benefit of $64 million resulting from USX Corporation's ("USX") ability to elect to credit, rather than deduct, certain foreign income taxes for U.S. federal income tax purposes when paid in future years. The anticipated use of the U.S. foreign tax credit reflects the Marathon Group's improving international production profile including income which will be generated by the East Brae platform in the United Kingdom sector of the North Sea. The 1993 U.S. income tax credit also included a $29 million charge associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax liabilities as of January 1, 1993.

             THE TOTAL LOSS BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES was $167 million in 1993, compared with a loss of $160 million in 1992 and a loss of $578 million in 1991.

             THE UNFAVORABLE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES totaled $92 million in 1993 and $1,666 million in 1992. The cumulative effect of adopting SFAS No. 112, determined as of January 1, 1993, decreased 1993 income by $86 million, net of the income tax effect. The cumulative effect of adopting Emerging Issues Task Force Consensus No. 93-14 - Accounting for Multiple-Year Retrospectively Rated Insurance Contracts, determined as of January 1, 1993, decreased 1993 income by $6 million, net of the income tax effect. The immediate recognition of the transition obligation resulting from the adoption of SFAS No. 106, measured as of January 1, 1992, decreased 1992 income by $1,306 million, net of the income tax effect. The cumulative effect of adopting Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, measured as of January 1, 1992, decreased 1992 net income by $360 million.

             USX RECORDED A NET LOSS of $259 million in 1993, compared with a net loss of $1,826 million in 1992 and a net loss of $578 million in 1991.

         Management's Discussion and Analysis  CONTINUED


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

             CURRENT ASSETS increased $80 million from year-end 1992. The increase primarily reflected higher cash and cash equivalents and deferred income tax benefits, partially offset by a decrease in inventories. Cash and cash equivalents totaled $268 million at year-end 1993, compared to $57 million at year-end 1992. Cash from operations, new debt borrowings, equity issued and asset sales exceeded cash applied to capital spending, debt repayment and dividends. Deferred income tax benefits increased $171 million, resulting primarily from increases in the inventory market valuation reserve and accruals related to the B&LE litigation. The decrease in inventories primarily reflected a reduction in inventory values due to an increase in the inventory market valuation reserve. This reserve reflects the extent to which the recorded cost of crude oil and refined product inventories exceeds net realizable value. Subsequent changes to the inventory market valuation reserve are dependent on changes in future crude oil and refined product price levels and inventory turnover.

             PREPAID PENSION ASSETS increased $234 million from year-end 1992 mainly as a result of pension credits which primarily reflected the investment performance of defined benefit plan assets.

             CURRENT LIABILITIES were lower at year-end 1993 mainly due to a reduction in long-term debt due within one year, partially offset by an increase in accounts payable. The increase in accounts payable primarily reflected an increase in litigation accruals, partially offset by a decrease in trade payables.

             TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1993, was $5.9 billion. The $425 million decrease from year-end 1992 mainly reflected cash provided from operating activities, issuance of common and preferred stock and disposal of assets, partially offset by capital expenditures, dividend payments and an increase in cash and cash equivalents. Repayments under USX's revolving credit agreements and of commercial paper and other debt were partially offset by new issuances of debt. At December 31, 1993, USX had outstanding borrowings of $500 million against credit agreements, leaving $1,675 million of available unused committed credit lines. In addition, USX had $185 million of available unused short-term lines of credit, which generally require maintenance of compensating balances. In the event of a change of control of USX, debt and guaranteed obligations totaling $5.1 billion at year-end 1993, may be declared immediately due and payable or required to be collateralized (see Notes 12, 14 and 16 to the Consolidated Financial Statements).

             EMPLOYEE BENEFITS liabilities increased $355 million compared with year-end 1992 mainly due to increases in workers' compensation liabilities (including the effects of the adoption of SFAS No. 112), retiree medical liabilities and pension liabilities.

             DEFERRED CREDITS AND OTHER LIABILITIES decreased $130 million in 1993 mainly as a result of transfers of certain litigation accruals to current liabilities and the reclassification of certain amounts to the employee benefits liability account in conjunction with the adoption of SFAS No. 112.

             STOCKHOLDERS' EQUITY of $3.9 billion at year-end 1993 increased by $155 million from the end of 1992 mainly reflecting the issuance of additional common and preferred equity, partially offset by the 1993 net loss and dividend payments.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

             NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled $944 million in 1993, compared with $920 million in 1992. The 1993 period was negatively affected by payments of $314 million related to partial settlement of the B&LE litigation and settlement of the Energy Buyers litigation. The 1992 period included $296 million associated with the refund of prior years' production taxes. Excluding these items, net cash provided from operating activities improved $634 million from 1992. The increase primarily reflected improved operations for the
         U. S. Steel Group, improved refined product margins for the Marathon Group and a $103 million favorable effect from the use of available funds from previously established (now depleted) insurance reserves to pay for certain active and retired employee insurance benefits.

         Management's Discussion and Analysis  CONTINUED


             Excluding the 1992 refund discussed above, net cash provided from operating activities in 1992 declined $399 million from 1991 primarily due to lower income, partially offset by favorable changes in working capital accounts.

             CAPITAL EXPENDITURES were $1,151 million in 1993, compared with $1,505 million in 1992 and $1,392 million in 1991. The $354 million decrease in 1993 was due primarily to lower expenditures for the Marathon Group and the U. S. Steel Group. The $283 million decline for the Marathon Group mainly reflected decreased expenditures for environmental projects and for development of the East Brae Field and SAGE system in the United Kingdom and other international projects, partially offset by increased exploration drilling and development projects in the Gulf of Mexico and increased drilling activity for onshore domestic natural gas projects. The $100 million decrease for the U. S. Steel Group primarily reflected completion of U. S. Steel's continuous cast modernization program in 1992. Contract commitments for capital expenditures at year-end 1993 were $389 million, compared with $423 million at year-end 1992.

             For the year 1994, capital expenditures are expected to total approximately $1.1 billion. The slight anticipated decrease in 1994 is expected to result mainly from lower expenditures for the Marathon Group, partially offset by higher expenditures for the U. S. Steel Group. The Marathon Group's capital expenditures are expected to decrease by approximately $100 million in 1994 mainly reflecting lower expenditures for development of the East Brae Field and SAGE system. The U. S. Steel Group's capital expenditures are expected to increase by approximately $60 million in 1994 and will include continued expenditures for projects begun in 1993 relative to environmental, hot-strip mill and pickle line improvements at Gary (IN) Works and initial expenditures for a blast furnace reline project at Mon Valley
         (PA) Works which is planned for completion in 1995.

             CASH FROM THE DISPOSAL OF ASSETS was $469 million in 1993, compared with $117 million in 1992 and $78 million in 1991. The 1993 amount primarily reflected the realization of proceeds from a subordinated note related to the 1988 sale of Transtar, the sale of the Cumberland coal mine, the sale/leaseback of interests in two LNG tankers, and the sales of various domestic oil and gas production properties and of an investment in an insurance company. No individually significant sales transactions occurred in 1992 or 1991.

              FINANCIAL OBLIGATIONS decreased by $458 million in 1993, compared with a decrease of $240 million in 1992 and an increase of $662 million in 1991. These amounts represent net cash flows on commercial paper and the revolving credit agreements and lines of credit, other debt and production financing and other agreements. During 1993, USX issued an aggregate principal amount of $800 million of fixed rate debt through its medium-term note program and three separate series of unsecured, noncallable debt securities in the public market. Maturities ranged from 5 to 30 years and interest rates ranged from 6-3/8% to 8-1/2% per annum. In addition, an aggregate principal amount of $77 million of Marathon Oil Company's ("Marathon") 9-1/2% Guaranteed Notes Due 1994 was tendered in exchange for its Monthly Interest Guaranteed Notes Due 2002, 9-3/4% to March 1, 1994 and 7% thereafter ("7% Notes"). During 1992, USX issued an aggregate principal amount of $748 million of fixed rate debt through its medium-term note program and three separate series of unsecured, noncallable debt securities in the public market. Maturities ranged from 5 to 30 years and interest rates ranged from 6.65% to 9.375% per annum. During 1991, debt borrowings included the issuance of three separate series of unsecured, noncallable debt securities in the public market in the aggregate principal amount of $550 million and a $300 million loan to Marathon Oil U. K., Ltd. from the European Investment Bank.

             PREFERRED STOCK ISSUED totaled $336 million in 1993. This amount reflected the sale of 6,900,000 shares of 6.50% Cumulative Convertible Preferred Stock ($50.00 liquidation preference per share) ("6.50% Convertible Preferred") to the public for net proceeds of $336 million. The 6.50% Convertible Preferred is convertible at any time into shares of USX-U. S. Steel Group Common Stock ("Steel Stock") at a conversion price of $46.125 per share of Steel Stock.

         Management's Discussion and Analysis  CONTINUED


             COMMON STOCK ISSUED, net of repurchases, totaled $371 million in 1993, compared with $942 million in 1992 and $70 million in 1991. The 1993 amount mainly reflected the sale of 10,000,000 shares of Steel Stock to the public for net proceeds of $350 million. The increase in 1992 primarily reflected sales to the public of all three classes of common stock. In 1992, USX sold 25,000,000 shares of USX-Marathon Group Common Stock ("Marathon Stock") for net proceeds of $541 million, 8,050,000 shares of Steel Stock for net proceeds of $198 million and 9,000,000 shares of USX-Delhi Group Common Stock for net proceeds of $136 million.

             DIVIDEND PAYMENTS decreased in 1993 primarily due to a decrease in the dividend rate on Marathon Stock in the fourth quarter of 1992, partially offset by increased dividends due primarily to the sale in 1993 of additional shares of Steel Stock and of the 6.50% Convertible Preferred. The increase in 1992 from 1991 primarily resulted from higher dividends due to the sale of additional shares of all three classes of common stock in 1992, partially offset by the fourth quarter decrease in the dividend rate on Marathon Stock.

             In September 1993, Standard & Poor's Corp. ("S&P") lowered its ratings on USX's and Marathon's senior debt to below investment grade (from BBB- to BB+) and on USX's subordinated debt, preferred stock and commercial paper. S&P cited extremely aggressive financial leverage, burdensome retiree medical liabilities and litigation contingencies. In October 1993, Moody's Investors Services, Inc. ("Moody's") confirmed its Baa3 investment grade ratings on USX's and Marathon's senior debt. Moody's also confirmed its ratings on USX's subordinated debt and commercial paper, but lowered its ratings on USX's preferred stock from ba1 to ba2. Moody's noted that the rating confirmation on USX debt securities reflected confidence in the expected performance of USX during the intermediate term, while the downward revision of the preferred stock ratings incorporated a narrow fixed charge coverage going forward. The downgrades by S&P and the downgrade of ratings on preferred stock by Moody's could increase USX's cost of capital.

             In December 1993, USX filed a universal shelf registration statement with the Securities and Exchange Commission which became effective on January 6, 1994 and allows USX to offer and issue up to $850 million of debt and equity securities. The equity securities include preferred stock as well as each class of USX's common stock. In February 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million and issued $300 million in aggregate principal amount of 7.2% Notes Due 2004 under the shelf registration.

             In February 1994, USX issued $150 million in aggregate principal amount of LIBOR-based Floating Rate Notes Due 1996 through its medium-term note program under a shelf registration statement which became effective on April 26, 1993. In February 1994, an additional aggregate principal amount of $57 million of Marathon's 9-1/2% Guaranteed Notes Due 1994 was tendered in exchange for its 7% Notes. In March 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares ("MIPS").

             As a result of the settlement of LTV Steel Corp.'s ("LTV") portion of the B&LE litigation, USX is obligated to pay an additional $175 million to LTV in the first quarter of 1994. In addition, approximately $210 million in judgments for other plaintiffs in the B&LE litigation are due for payment in the first quarter of 1994. See
         Note 25 to the Consolidated Financial Statements.

             USX anticipates that it will begin funding the U. S. Steel Group's pension plan by approximately $100 million per year commencing with the 1994 plan year. The funding for both the 1994 and 1995 plan years will impact cash flows in 1995.

             USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations (including those related to the B&LE litigation) as of December 31, 1993, and to complete currently authorized capital spending programs. USX actively used its access to capital markets during 1993 to meet its business needs beyond internally generated funds. Future requirements for its business needs, including the funding of capital expenditures, debt maturities for the years 1994 to 1996 and amounts which may ultimately be paid in connection with contingencies are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock (including the Steel Stock sold in February 1994 and the MIPS sold in March 1994), proceeds from debt issued in February 1994, future borrowings and other external financing sources. Long-term debt of $734 million matures within one year, including $699 million classified as long-term debt at December 31, 1993. The $699 million represents the Marathon 9-1/2 % Guaranteed Notes Due March 1, 1994. See Note 14 to the Consolidated Financial Statements.

         Management's Discussion and Analysis  CONTINUED


MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

             USX has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required product reformulation and process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of USX's products and services, operating results will be adversely affected. USX believes that domestic competitors of the U. S. Steel Group and substantially all the competitors of the Marathon Group and the Delhi Group are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities, their production processes and the specific products and services they provide.

             USX's environmental expenditures for 1993 and 1992 are discussed below and have been estimated for the Marathon Group and the Delhi Group based on American Petroleum Institute ("API") survey guidelines and for the U. S. Steel Group based on U.S. Department of Commerce ("USDC") survey guidelines. These guidelines are subject to differing interpretations which could affect the comparability of such data. Some environmental related expenditures, while benefitting the environment, also enhance operating efficiencies.

             The Marathon Group's total environmental expenditures in 1993 were $253 million compared with $370 million in 1992. These amounts consisted of capital expenditures of $123 million in 1993 and $240 million in 1992 and estimated compliance expenditures (including operating and maintenance) of $130 million in both 1993 and 1992. Compliance expenditures were broadly estimated based on API survey guidelines and represented 1% of the Marathon Group's total operating costs in both 1993 and 1992. The decline in environmental capital expenditures from 1992 to 1993 primarily reflected lower expenditures for the Marathon Group's multi-year capital projects for diesel fuel desulfurization. By the end of 1993, these projects were substantially completed.

             The U. S. Steel Group's total environmental expenditures in 1993 were $240 million compared with $220 million in 1992. These amounts consisted of capital expenditures of $53 million in 1993 and $52 million in 1992 and estimated compliance expenditures (including operating and maintenance) of $187 million in 1993 and $168 million in 1992. Compliance expenditures were broadly estimated based on USDC survey guidelines and represented 3% of the U. S. Steel Group's total operating costs in both 1993 and 1992.

             The Delhi Group's total environmental expenditures in 1993 were $10 million compared with $8 million in 1992. These amounts consisted of capital expenditures of $5 million in 1993 and $3 million in 1992 and estimated compliance expenditures (including operating and maintenance) of $5 million in both 1993 and 1992. Compliance expenditures were broadly estimated based on API survey guidelines and represented 1% of the Delhi Group's total operating costs in both 1993 and 1992.

             USX's environmental capital expenditures totaled $181 million in 1993, $294 million in 1992 and $175 million in 1991. Such expenditures accounted for 16%, 20% and 13% of total consolidated capital expenditures in 1993, 1992 and 1991, respectively. The increase from 1991 to 1992 and the decline in 1993 was primarily the result of the Marathon Group's multi-year capital spending program for diesel fuel desulfurization which was substantially completed in 1993. USX expects environmental capital expenditures to approximate $150 million in 1994 or approximately 13% of total estimated consolidated capital expenditures. Predictions beyond 1994 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, USX anticipates that environmental capital expenditures in 1995 will total approximately $90 million; however, actual expenditures may increase as additional projects are identified or additional requirements are imposed.

         Management's Discussion and Analysis  CONTINUED


             USX has been notified that it is a potentially responsible party ("PRP") at 55 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1993. In addition, there are 50 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 62 additional sites, excluding retail gasoline stations, where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies.

             Total environmental expenditures for the Marathon Group included remediation related expenditures estimated at $38 million in 1993 and $35 million in 1992. Remediation spending was primarily related to retail gasoline stations which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping. Total environmental expenditures for the U. S.
         Steel Group included remediation related expenditures estimated at $19 million in 1993 and $11 million in 1992. Remediation spending was mainly related to dismantlement and restoration activities at former and present operating locations. Remediation related expenditures for the Delhi Group were not material. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See
         Note 25 to the Consolidated Financial Statements.

             New or expanded requirements for environmental regulations, which could increase USX's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to accurately predict the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, USX does not anticipate that environmental compliance expenditures will materially increase in 1994. As discussed above, environmental capital expenditures are currently expected to decrease in 1994 and again in 1995.

             USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 25 to the Consolidated Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See "Management's Discussion and Analysis of Cash Flows."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNTING STANDARDS

             Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan ("SFAS No. 114") requires impairment of loans based on either the sum of discounted cash flows or the fair value of underlying collateral. USX expects to adopt SFAS No. 114 in the first quarter of 1995. Based on preliminary estimates, USX expects that the unfavorable effect of adopting SFAS No. 114 will be less than $2 million.

         Management's Discussion and Analysis  CONTINUED


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS BY INDUSTRY SEGMENT

         THE MARATHON GROUP

             The Marathon Group includes Marathon, a wholly owned subsidiary of USX, which is engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. The Marathon Group financial data for the periods prior to the creation of the Delhi Group on October 2, 1992, include the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group.

             Sales of $12.0 billion in 1993 declined $820 million from 1992 mainly due to lower worldwide liquid hydrocarbon volumes and prices, lower average refined product prices and the absence of sales from the Delhi Group. These decreases were partially offset by increased excise taxes and higher refined product sales volumes, excluding matching buy/sell transactions. Sales of $12.8 billion in 1992 declined $1.2 billion from 1991 primarily due to lower average refined product prices, reduced volumes and prices for crude oil matching buy/sell transactions and lower worldwide liquid hydrocarbon volumes. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income.

             The Marathon Group reported operating income of $169 million in 1993, compared with $304 million in 1992 and $358 million in 1991. Results included a $241 million unfavorable effect in 1993, a $62 million favorable effect in 1992 and a $260 million unfavorable effect in 1991 resulting from noncash adjustments to the inventory market valuation reserve. The 1992 results also included a favorable impact of $119 million for the settlement of a tax refund claim related to prior years' production taxes, compared with a favorable $20 million adjustment of prior years' production tax accruals in 1991. Also, the 1992 results included a restructuring charge of $115 million related to the disposition of certain domestic exploration and production properties, compared with a 1991 restructuring charge of $24 million. Excluding the effects of these items, operating income was $410 million in 1993, $238 million in 1992 and $622 million in 1991. The increase in 1993 primarily reflected increased average refined product margins and increased domestic natural gas prices, partially offset by lower worldwide liquid hydrocarbon prices and volumes. The decrease in 1992 predominantly reflected lower average refined product margins, as well as reduced worldwide liquid hydrocarbon prices and volumes and lower international natural gas prices.

             The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economic and political events.

         THE U. S. STEEL GROUP

             The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of a wide range of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, leasing and financing activities and a majority interest in a titanium metal products company.

         Management's Discussion and Analysis  CONTINUED


             Sales increased from $4.9 billion in 1992 to $5.6 billion in 1993. The increase primarily reflected higher steel shipment volumes and prices, and increased commercial shipments of taconite pellets and coke. The $55 million increase in sales from 1991 to 1992 primarily reflected significantly higher commercial shipments of coke, improvements in steel shipment volumes from ongoing operations and an improved shipment mix, partially offset by the absence of sales of structural products due to the closure of South (IL) Works early in 1992.

             The U. S. Steel Group reported an operating loss of $149 million in 1993, compared with an operating loss of $241 million in 1992 and an operating loss of $617 million in 1991. The 1993 operating loss included a $342 million charge as a result of the adverse decision in the B&LE litigation and restructuring charges of $42 million related to the planned shutdown of the Maple Creek coal mine and preparation plant. The 1992 operating loss included a charge of $10 million for completion of the portion of the 1991 restructuring plan related to steel facilities. The 1991 loss included $402 million of restructuring charges primarily related to the shutdown of certain steel facilities. Excluding the effects of these items, operating income was $235 million in 1993, compared with operating losses of $231 million in 1992 and $215 million in 1991. The $466 million improvement in 1993 was mainly due to higher steel shipment volumes and prices, improved operating efficiencies and lower accruals for environmental and legal contingencies. In addition, 1993 results benefitted from a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits, lower provisions for loan losses by USX Credit and the absence of a 1992 unfavorable effect of $28 million resulting from market valuation provisions for foreclosed real estate assets. These were partially offset by higher hourly steel labor costs, unfavorable effects associated with pension and other employee benefits, lower results from coal operations and a $21 million increase in operating costs related to the adoption of SFAS No. 112. The slight decrease from 1991 to 1992 was primarily due to higher charges for legal contingencies, increased costs of $42 million related to the adoption of SFAS No. 106, higher depreciation charges, increased provisions for loan losses by USX Credit and a $28 million unfavorable effect resulting from market valuation provisions for foreclosed real estate assets. These factors were partially offset by the favorable effects of savings from cost reduction programs, higher utilization of raw steel and raw material production capability and the absence of costs incurred in 1991 related to the lack of an early labor agreement with the United Steelworkers of America ("USWA").

             Based on strong recent order levels and assuming a continuing recovery of the U.S. economy, the U. S. Steel Group anticipates that steel demand will remain strong in 1994. The U. S. Steel Group believes that domestic industry shipments will reach 89 to 90 million tons in 1994 as compared to approximately 88 million tons in 1993. Price increases on sheet products have been announced effective January 2 and July 3, 1994. Price increases on certain other products have also been announced. Although early indications suggest that the January price increase is holding, full realization of the price increases will be dependent upon steel demand and the level of imports. Steel imports to the United States have increased in recent months. Steel imports to the United States accounted for an estimated 19% of the domestic steel market in 1993, and for an estimated 22% in the fourth quarter.

             U. S. Steel entered into a new five and one-half year contract with the USWA, effective February 1, 1994, covering approximately 15,000 employees. The agreement will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the agreement. The agreement includes a signing bonus of $1,000 per USWA represented employee that will be paid in the first quarter of 1994, $500 of which represents the final bonus payable under the previous agreement. The agreement also provides for the establishment of a Voluntary Employee Beneficiary Association Trust to prefund health care and life insurance benefits for retirees covered under the agreement. Minimum contributions, in the form of USX stock or cash, are expected to be $25 million in 1994 and $10 million per year thereafter. The funding of the trust will have no direct effect on income of the U. S. Steel Group. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such other competitors will be materially affected by its ratification.

         Management's Discussion and Analysis  CONTINUED


             Severe cold and extreme winter weather conditions disrupted steel and raw materials operations and caused forced utility curtailments at Gary Works, Mon Valley Works and Fairless (PA) Works in January 1994. These events will have some negative effects on operations in the first quarter of 1994.

             Net pension credits for the U. S. Steel Group in 1994 are expected to decline by approximately $85 million primarily due to a lower assumed long-term rate of return on plan assets.

         THE DELHI GROUP

             The Delhi Group includes Delhi Gas Pipeline Corporation, a wholly owned subsidiary of USX, and certain related companies which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas.

             Sales of $535 million in 1993 increased $77 million from 1992, mainly due to increased revenues from premium services and higher average natural gas sales prices. Sales of $458 million in 1992 increased $35 million from 1991 primarily due to higher average natural gas sales prices, increased systems throughput volumes and increased gas processing revenues.

             Operating income was $36 million in 1993, compared with $33 million in 1992 and $31 million in 1991. Operating income in 1993 included favorable effects of $2 million for the reversal of a prior-period accrual related to a natural gas contract settlement, $1 million related to gas imbalance settlements and a net $1 million for a refund of prior years' taxes other than income taxes. Operating income in 1992 included favorable effects totaling $2 million relating to the settlement of various lawsuits and third-party disputes. Excluding the effects of these items, 1993 operating income improved by $1 million, primarily as a result of higher gas sales margins and lower operating and other expenses, partially offset by a 34% decline in gas processing margins from the sale of natural gas liquids ("NGLs"). Operating income in 1991 included $8 million for favorable settlements of certain contractual issues. Excluding the effects of the settlements in 1992 and 1991, the $8 million improvement in 1992 operating income was primarily due to increased NGLs volumes from gas processing, higher natural gas systems throughput volumes and lower operating and other expenses. These favorable items were partially offset by lower unit margins for NGLs, reflecting lower NGLs prices and higher feedstock costs.

     Marathon Group

                      Index to Financial Statements, Supplementary Data and Management's Discussion and Analysis



                                                                                                           Page
                                                                                                           ----
                          Explanatory Note Regarding Financial Information . . . . . . . . . . .           M-2
                          Management's Report  . . . . . . . . . . . . . . . . . . . . . . . . .           M-3
                          Audited Financial Statements:
                            Report of Independent Accountants  . . . . . . . . . . . . . . . . .           M-3
                            Statement of Operations  . . . . . . . . . . . . . . . . . . . . . .           M-4
                            Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . .           M-5
                            Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . .           M-6
                            Notes to Financial Statements  . . . . . . . . . . . . . . . . . . .           M-7
                          Principal Unconsolidated Affiliates  . . . . . . . . . . . . . . . . .           M-20
                          Supplementary Information  . . . . . . . . . . . . . . . . . . . . . .           M-20
                          Selected Quarterly Financial Data  . . . . . . . . . . . . . . . . . .           M-21
                          Five-Year Operating Summary  . . . . . . . . . . . . . . . . . . . . .           M-22
                          Management's Discussion and Analysis . . . . . . . . . . . . . . . . .           M-23

     Marathon Group


                          Explanatory Note Regarding Financial Information


                          Although the financial statements of the Marathon Group, the U.S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-Marathon Group Common Stock, USX-U.S. Steel
                          Group Common Stock and USX-Delhi Group Common Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the Marathon Group, the U.S. Steel Group or the
                          Delhi Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

                          Management's Report

                          The accompanying financial statements of the Marathon Group are the responsibility of and have been prepared by USX Corporation (USX) in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The Marathon Group financial information displayed in other sections of this report is consistent with that in these financial statements.
                               USX seeks to assure the objectivity and
                          integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.
                               USX has a comprehensive formalized system of
                          internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, USX's independent accountants, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.
                               The Board of Directors pursues its oversight
                          role in the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of its responsibilities relative to internal accounting controls and the consolidated and group financial statements.



                          Charles A. Corry                      Robert M. Hernandez                        Lewis B. Jones
                          Chairman, Board of Directors          Executive Vice President --                Vice President
                          & Chief Executive Officer             Accounting & Finance                       & Comptroller
                                                                & Chief Financial Officer

                          Report of Independent Accountants

                          To the Stockholders of USX Corporation:

                          In our opinion, the accompanying financial statements appearing on pages M-4 through M-20 and as listed in
                          Item 14.A.2 on page 61 of this report present fairly, in all material respects, the financial position of the Marathon Group at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
                               As discussed in Note 2, page M-7, in 1993 USX
                          adopted new accounting standards for postemployment benefits and for retrospectively rated insurance contracts. As discussed in Note 10, page M-13, and
                          Note 11, page M-14, in 1992 USX adopted new accounting standards for postretirement benefits other than pensions and for income taxes, respectively.
                               The Marathon Group is a business unit of USX
                          Corporation (as described in Note 1, page M-7); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation and Subsidiary Companies.




                          Price Waterhouse
                          600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 8, 1994

                          Statement of Operations

                          (Dollars in millions)                                                      1993        1992         1991
                          ..........................................................................................................
                          SALES (Note 4, page M-9)                                                $ 11,962    $ 12,782     $ 13,975
                          OPERATING COSTS:
                            Cost of sales (excludes items shown below)                               8,209       9,341       10,031
                            Inventory market valuation charges (credits) (Note 18, page M-17)          241        (62)          260
                            Selling, general and administrative expenses                               325         343          363
                            Depreciation, depletion and amortization                                   727         793          875
                            Taxes other than income taxes (Note 12, page M-15)                       2,146       1,776        1,885
                            Exploration expenses                                                       145         172          179
                            Restructuring charges (Note 13, page M-15)                                  --         115           24
                                                                                                  --------    --------     --------
                               Total operating costs                                                11,793      12,478       13,617
                                                                                                  --------    --------     --------
                          OPERATING INCOME                                                             169         304          358
                          Other income (loss) (Note 8, page M-11)                                       46          (7)          30
                          Interest and other financial income (Note 8, page M-11)                       22         210           18
                          Interest and other financial costs (Note 8, page M-11)                      (292)       (306)        (341)
                                                                                                  --------    --------     --------
                          TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
                            EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                 (55)        201           65
                          Less provision (credit) for estimated income taxes
                               (Note 11, page M-14)                                                    (49)         92          136
                                                                                                  --------    --------     --------
                          TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES
                            IN ACCOUNTING PRINCIPLES                                                    (6)        109          (71)
                          Cumulative effect of changes in accounting principles:
                            Postemployment benefits (Note 2, page M-7)                                 (17)         --           --
                            Retrospectively rated insurance contracts (Note 2, page M-8)                (6)         --           --
                            Postretirement benefits other than
                               pensions (Note 10, page M-13)                                            --        (147)          --
                            Income taxes (Note 11, page M-14)                                           --        (184)          --
                                                                                                  --------    --------     --------
                          NET LOSS                                                                     (29)       (222)         (71)
                          Dividends on preferred stock                                                  (6)         (6)          (7)
                                                                                                  --------    --------     --------
                          NET LOSS APPLICABLE TO MARATHON STOCK                                   $    (35)   $   (228)    $    (78)
                          ..........................................................................................................


                          Income Per Common Share of Marathon Stock

                                                                                                     1993        1992         1991
                          ..........................................................................................................
                          PRIMARY AND FULLY DILUTED:
                          Total income (loss) before cumulative effect of changes in
                            accounting principles applicable to Marathon Stock                    $   (.04)   $    .37     $   (.31)
                          Cumulative effect of changes in accounting principles                       (.08)      (1.17)           -
                                                                                                  ---------   --------     --------
                          Net loss applicable to Marathon Stock                                   $   (.12)   $   (.80)    $   (.31)
                          Weighted average shares, in thousands
                                         -- primary                                                286,594     283,494      255,474
                                         -- fully diluted                                          286,594     283,495      255,474
                          ..........................................................................................................

                          See Note 22, page M-18, for a description of net income per common share.
                          The accompanying notes are an integral part of these financial statements.

              Balance Sheet

              (Dollars in millions)                                 December 31                1993        1992
              .................................................................................................
              ASSETS
              Current assets:
                Cash and cash equivalents                                                   $   185     $    35
                Receivables, less allowance for doubtful accounts
                  of $3 and $7 (Note 19, page M-17)                                             337         525
                Inventories (Note 18, page M-17)                                                987       1,278
                Other current assets                                                             89          96
                                                                                          ---------   ---------
                      Total current assets                                                    1,598       1,934

              Long-term receivables and other investments (Note 14, page M-15)                  317         323
              Property, plant and equipment -- net (Note 17, page M-16)                       8,428       8,433
              Prepaid pensions (Note 9, page M-12)                                              263         252
              Other noncurrent assets                                                           200         199
                                                                                          ---------   ---------
                      Total assets                                                          $10,806     $11,141
              .................................................................................................
              LIABILITIES
              Current liabilities:
                Notes payable                                                               $     1     $    31
                Accounts payable                                                              1,109       1,453
                Payable to the U. S. Steel Group (Note 15, page M-16)                            13          41
                Payroll and benefits payable                                                     85          82
                Accrued taxes                                                                   294         255
                Deferred income taxes (Note 11, page M-14)                                       37         128
                Accrued interest                                                                106          86
                Long-term debt due within one year (Note 6, page M-10)                           23         202
                                                                                          ---------   ---------
                      Total current liabilities                                               1,668       2,278
              Long-term debt (Note 6, page M-10)                                              4,239       3,743
              Long-term deferred income taxes (Note 11, page M-14)                            1,223       1,229
              Employee benefits (Note 10, page M-13)                                            306         261
              Deferred credits and other liabilities                                            260         295
                                                                                          ---------   ---------
                      Total liabilities                                                       7,696       7,806
              STOCKHOLDERS' EQUITY (Note 20, page M-17)
              Preferred stock                                                                    78          78
              Common stockholders' equity                                                     3,032       3,257
                                                                                          ---------   ---------
                      Total stockholders' equity                                              3,110       3,335
                                                                                          ---------   ---------
                      Total liabilities and stockholders' equity                            $10,806     $11,141
              .................................................................................................


              The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                                                         1993        1992         1991
............................................................................................................................
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:

Net loss                                                                                    $   (29)    $ (222)    $   (71)
Adjustments to reconcile to net cash provided
   from operating activities:
      Accounting principle changes                                                               23        331          --
      Depreciation, depletion and amortization                                                  727        793         875
      Exploratory dry well costs                                                                 48         82          67
      Inventory market valuation charges (credits)                                              241        (62)        260
      Pensions                                                                                   (6)       (31)        (22)
      Postretirement benefits other than pensions                                                24         20          (2)
      Deferred income taxes                                                                    (116)         2           2
      Gain on disposal of assets                                                                (34)        (1)        (12)
      Restructuring charges                                                                      --        115          24
      Changes in: Current receivables -- sold                                                    --         --          50
                                      -- purchased from the Delhi Group                          (4)       (15)         --
                                      -- operating turnover                                     193        106          51
                    Inventories                                                                  44          8        (158)
                    Current accounts payable and accrued expenses                              (313)      (127)       (144)
      All other items -- net                                                                     29         (4)         94
                                                                                             ------      ------      ------
          Net cash provided from operating activities                                           827        995       1,014
                                                                                             ------      ------      ------
INVESTING ACTIVITIES:
Capital expenditures                                                                           (910)    (1,193)       (960)
Disposal of assets                                                                              174         77          52
Proceeds from issuance of Delhi Stock -- net of cash
   attributed to the Delhi Group                                                                  5        122          --
All other items -- net                                                                           (5)         9           5
                                                                                             ------      ------      ------
      Net cash used in investing activities                                                    (736)      (985)       (903)
                                                                                             ------      ------      ------
FINANCING ACTIVITIES (Note 3, page M-8):

Marathon Group activity -- USX debt attributed to all groups --  net                            261       (410)        285
Specifically attributed debt -- repayments                                                       --         (6)         (5)
Production financing and other agreements -- repayments                                          --        (10)       (120)
Preferred stock repurchased                                                                      --         --          (3)
Marathon Stock repurchased                                                                       (1)        (1)        (46)
Marathon Stock issued                                                                             1        596         113
Dividends paid                                                                                 (201)      (340)       (327)
                                                                                             ------      ------      ------
      Net cash provided from (used in) financing activities                                      60       (171)       (103)
                                                                                             ------      ------      ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (1)        (4)         (1)
                                                                                             ------      ------      ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            150       (165)          7

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   35        200         193
                                                                                             ------      ------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                    $   185     $   35     $   200
...........................................................................................................................

See Note 7, page M-11, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

                    Notes to Financial Statements

1. BASIS OF PRESENTATION

                    USX Corporation (USX) has three classes of common stock:
                    USX -- Marathon Group Common Stock (Marathon Stock), USX
                    U. S. Steel Group Common Stock (Steel Stock) and USX -- Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the Marathon Group, the U.S. Steel Group and the Delhi Group, respectively.
                         The financial statements of the Marathon Group include
                    the financial position, results of operations and cash flows for the businesses of Marathon Oil Company and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The Marathon Group is involved in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. The Marathon Group financial statements are prepared using the amounts included in the USX consolidated financial statements.
                         The Delhi Group was established October 2, 1992; the
                    Marathon Group financial data for the periods presented prior to this date included the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group. Beginning October 2, 1992, the financial statements of the Marathon Group do not include the financial position, results of operations and cash flows for the businesses of the Delhi Group except for the financial effects of the Retained Interest (Note 3, page M-9).
                         Although the financial statements of the Marathon
                    Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of Marathon Stock, Steel Stock and Delhi Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the Marathon Group, the U. S. Steel Group or the Delhi Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

                    PRINCIPLES APPLIED IN CONSOLIDATION -- These financial statements include the accounts of the businesses comprising the Marathon Group. The Marathon Group, the
                    U. S. Steel Group and the Delhi Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.
                         Investments in unincorporated oil and gas joint
                    ventures are accounted for on a pro rata basis.
                         Investments in other entities in which the Marathon
                    Group has significant influence in management and control are accounted for using the equity method of accounting and are carried in the investment account at the Marathon Group's share of net assets plus advances. The proportionate share of income from equity investments is included in other income.
                         The proportionate share of income represented by the
                    Retained Interest in the Delhi Group is included in other income.
                         Investments in marketable equity securities are
                    carried at lower of cost or market and investments in other companies are carried at cost, with income recognized when dividends are received.

                    NEW ACCOUNTING STANDARDS -- The following accounting standards were adopted by USX during 1993:
                         Postemployment benefits -- Effective January 1, 1993, USX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The Marathon Group is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including an appropriate discount rate. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $17 million, net of $10 million income tax effect. The effect of the change in accounting principle reduced 1993 operating income by $2 million.

                         Accounting for multiple-year retrospectively rated insurance contracts -- USX adopted Emerging Issues Task Force (EITF) Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts". EITF No. 93-14 requires accrual of retrospective premium adjustments when the insured has an obligation to pay cash to the insurer that would not have been required absent experience under the contract. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $6 million, net of $3 million income tax effect.

                    CASH AND CASH EQUIVALENTS -- Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

                    INVENTORIES -- Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                    HEDGING TRANSACTIONS -- The Marathon Group enters into commodity swaps, futures contracts and options to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, refined products and natural gas. Such transactions are accounted for as part of the commodity being hedged. Forward contracts are used to hedge currency risks, and the accounting is based on the requirements of Statement of Financial Accounting Standards No. 52.

                    EXPLORATION AND DEVELOPMENT -- The Marathon Group follows the successful efforts method of accounting for oil and gas exploration and development.

                    GAS BALANCING -- The Marathon Group follows the sales method of accounting for gas production imbalances.

                    PROPERTY, PLANT AND EQUIPMENT -- Depreciation and depletion of oil and gas producing properties are computed using predetermined rates based upon estimated proved oil and gas reserves applied on a units-of-production method. Other items of property, plant and equipment are depreciated principally by the straight-line method.
                         When an entire property, major facility or facilities
                    depreciated on an individual basis are sold or otherwise disposed of, any gain or loss is reflected in income. Proceeds from disposal of other facilities depreciated on a group basis are credited to the depreciation reserve with no immediate effect on income.

                    INSURANCE -- The Marathon Group is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

                    RECLASSIFICATIONS -- Certain reclassifications of prior years' data have been made to conform to 1993 classifications.

3. CORPORATE ACTIVITIES

                    FINANCIAL ACTIVITIES -- As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Marathon Group, the U.S. Steel Group and the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 5, page M-10, for the Marathon Group's portion of USX's financial activities attributed to all three groups. However, certain transactions such as leases, production payment financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

                    CORPORATE GENERAL & ADMINISTRATIVE COSTS -- Corporate general and administrative costs are allocated to the Marathon Group, the U. S. Steel Group and the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Marathon Group were $28 million, $30 million and $45 million in 1993, 1992 and 1991, respectively, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

                    COMMON STOCK TRANSACTIONS -- All financial statement impacts of purchases and issuances of Marathon Stock after the change of USX common stock into Marathon Stock and the distribution of Steel Stock on May 6, 1991, are reflected in their entirety in the Marathon Group financial statements. Financial statement impacts of treasury stock transactions occurring before May 7, 1991, have been attributed to the two groups in relationship to their respective common equity. The initial dividend on the Marathon Stock was paid on September 10, 1991. Dividends paid by USX prior to September 10, 1991, were attributed to the Marathon Group and the U.S. Steel Group based upon the relationship of the initial dividends on the Marathon Stock and Steel Stock.
                         The USX Certificate of Incorporation was amended on
                    September 30, 1992, to authorize a new class of common stock, Delhi Stock, which is intended to reflect the performance of the Delhi Group. On October 2, 1992, USX sold 9,000,000 shares of Delhi Stock to the public. The businesses of the Delhi Group were previously included in the Marathon Group. The USX Board of Directors deemed 14,000,000 shares of Delhi Stock to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,282,870 outstanding shares at December 31, 1993, is approximately 66%. The Marathon Group financial statements reflect a percentage interest in the Delhi Group of approximately 34% (Retained Interest) at December 31, 1993. Beginning October 2, 1992, the financial position, results of operations and cash flows of the Delhi Group were reflected in the financial statements of the Marathon Group only to the extent of the Retained Interest. The shares deemed to represent the Retained Interest are not outstanding shares of Delhi Stock and cannot be voted by the Marathon Group. As additional shares of Delhi Stock deemed to represent the Retained Interest are sold, the Retained Interest will decrease. When a dividend or other distribution is paid or distributed in respect to the outstanding Delhi Stock, or any amount paid to repurchase shares of Delhi Stock generally, the Marathon Group financial statements are credited, and the Delhi Group financial statements are charged, with the aggregate transaction amount times the quotient of the Retained Interest divided by the Delhi Fraction.

                    INCOME TAXES -- All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds have been reflected in the Marathon Group, the U.S. Steel Group and the Delhi Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Marathon Group, the U.S. Steel Group and the Delhi Group, for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.
                         For tax provision and settlement purposes, tax
                    benefits resulting from attributes (principally net operating losses), which cannot be utilized by one of the three groups on a separate return basis but which can be utilized on a consolidated basis in that year or in a carryback year, are allocated to the group that generated the attributes. However, if such tax benefits cannot be utilized on a consolidated basis in that year or in a carryback year, the prior years' allocation of such consolidated tax effects is adjusted in a subsequent year to the extent necessary to allocate the tax benefits to the group that would have realized the tax benefits on a separate return basis.
                         The allocated group amounts of taxes payable or
                    refundable are not necessarily comparable to those that would have resulted if the groups had filed separate tax returns; however, such allocation should not result in any of the three groups paying more income taxes over time than it would if it filed separate tax returns and, in certain situations, could result in any of the three groups paying less.

4. SALES
                    The items below were included in both sales and operating costs, resulting in no effect on income:

                    (In millions)                                                        1993             1992             1991
                    ............................................................................................................
                    Matching buy/sell transactions(a)                                $   2,018        $   2,537        $   2,940
                    Consumer excise taxes on petroleum products and merchandise          1,927            1,655            1,662
                    ............................................................................................................

                    (a) Reflected the gross amount of purchases and sales associated with crude oil and refined product buy/sell transactions which are settled in cash.

5. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS
                    As described in Note 3, page M-8, the Marathon Group's portion of USX's financial activities attributed to all groups based on their respective cash flows (which excludes amounts specifically attributed to any of the groups, Note 6, page M-10) is as follows:

                                                                                Marathon Group                Consolidated USX(a)
                                                                             --------------------             -------------------
                    (In millions)         December 31                         1993           1992             1993            1992
                    ................................................................................................................
                    Cash and cash equivalents                                $   145        $     5          $   196         $     8
                    ................................................................................................................
                    Notes payable                                            $    --        $    29          $    --         $    45
                    Long-term debt due within one year (Note 6, page M-10)        23            201               31             311
                    Long-term debt (Note 6, page M-10)                         4,214          3,718            5,683           5,761
                                                                             -------        -------          -------         -------
                         Total liabilities                                   $ 4,237        $ 3,948          $ 5,714         $ 6,117
                    ................................................................................................................
                    Preferred stock                                          $    78        $    78          $   105         $   105
                    ................................................................................................................

                                                                                Marathon Group(b)               Consolidated USX
                                                                                -----------------               ----------------
                    (In millions)          Year ended December 31             1993     1992     1991         1993     1992     1991
                    ................................................................................................................
                    Net interest and other financial
                    costs (Note 8, page M-11)                                $(338)   $(311)   $(355)       $(471)   $(458)   $(475)
                    ................................................................................................................

                    (a) For details of USX notes payable, long-term debt and preferred stock, see Notes 13, page U-18; 14, page U-19; and 19 page U-21, respectively, to the USX consolidated financial statements.
                    (b) The Marathon Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

6. LONG-TERM DEBT
                    The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                                                     Marathon Group        Consolidated USX(a)
                                                                                     --------------        -------------------
                    (In millions)               December 31                        1993          1992       1993          1992
                    ..........................................................................................................
                    Specifically attributed debt(b):
                      Sale-leaseback financing and capital leases                $    25       $   26     $  142       $  147
                      Other                                                           --           --         67           83
                                                                                 -------      -------    -------      -------
                        Total                                                         25           26        209          230
                      Less amount due within one year                                 --            1          4           23
                                                                                 -------      -------    -------      -------
                        Total specifically attributed long-term debt             $    25       $   25     $  205       $  207
                    ..........................................................................................................
                    Debt attributed to all three groups(c)                       $ 4,293       $3,969     $5,790       $6,149
                      Less unamortized discount                                       56           50         76           77
                      Less amount due within one year                                 23          201         31          311
                                                                                 -------      -------    -------      -------
                        Total long-term debt attributed to all three groups      $ 4,214       $3,718     $5,683       $5,761
                    ..........................................................................................................
                    Total long-term debt due within one year                     $    23       $  202     $   35       $  334
                    Total long-term debt due after one year                        4,239        3,743      5,888        5,968
                    ..........................................................................................................

                    (a) See Note 14, page U-19, to the USX consolidated
                        financial statements for details of interest rates, maturities and other terms of long-term debt.
                    (b) As described in Note 3, page M-8, certain financial
                        activities are specifically attributed only to the Marathon Group, the U.S. Steel Group or the Delhi Group.
                    (c) Most long-term debt activities of USX Corporation and
                        its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page M-8; 5, page M-10; and 7, page M-11).

7. SUPPLEMENTAL CASH FLOW INFORMATION

                    (In millions)                                                            1993          1992          1991
                .................................................................................................................
                CASH (USED IN) OPERATING ACTIVITIES INCLUDED:
                  Interest and other financial costs paid (net of amount capitalized)     $    (237)    $    (247)     $    (303)
                  Income taxes paid, including settlements with other groups                    (86)         (125)          (400)
                .................................................................................................................

                USX DEBT ATTRIBUTED TO ALL THREE GROUPS -- NET:
                  Commercial paper:
                     Issued                                                               $   2,229     $   2,412      $   3,956
                     Repayments                                                              (2,598)       (2,160)        (4,012)
                                                                                          ---------     ---------      ---------
                  Credit agreements:
                     Borrowings                                                               1,782         6,684          5,717
                     Repayments                                                              (2,282)       (7,484)        (5,492)
                  Other credit arrangements -- net                                              (45)          (22)             7
                  Other debt:
                     Borrowings                                                                 791           742            851
                     Repayments                                                                (318)         (381)          (179)
                                                                                          ---------     ---------      ---------
                       Total                                                              $    (441)    $    (209)     $     848
                                                                                          =========     =========      =========
                Marathon Group activity                                                   $     261     $    (410)     $     285
                U. S. Steel Group activity                                                     (713)          218            563
                Delhi Group activity                                                             11           (17)            --
                                                                                          ---------     ---------      ---------
                       Total                                                              $    (441)    $    (209)     $     848
                .................................................................................................................

                NONCASH INVESTING AND FINANCING ACTIVITIES:
                  Marathon Stock issued for Dividend Reinvestment Plan
                     and employee stock option plans                                      $       1     $      68      $      17
                  Debt attributed to the Delhi Group                                             --          (117)            --
                  Capital lease obligations                                                      --             2             --
                .................................................................................................................


8. OTHER ITEMS

                    (In millions)                                                            1993          1992          1991
                .................................................................................................................
                OPERATING COSTS INCLUDED:
                  Maintenance and repairs of plant and equipment                          $     318     $     358      $     376
                  Research and development                                                       19            19             22
                .................................................................................................................


                OTHER INCOME (LOSS):
                  Gain on disposal of assets                                              $      34(a)  $       1      $      12
                  Income from affiliates -- equity method                                         9            13             14
                  Income from Retained Interest in the Delhi Group                                4             1             --
                  Other income (loss)                                                            (1)          (22)             4
                                                                                          ---------     ---------      ---------
                       Total                                                              $      46     $      (7)     $      30
                .................................................................................................................

                INTEREST AND OTHER FINANCIAL INCOME(b):
                  Interest income                                                         $      11     $      11      $      14
                  Other                                                                          11           199(c)           4
                                                                                          ---------     ---------      ---------
                       Total                                                                     22           210             18
                                                                                          ---------     ---------      ---------

                INTEREST AND OTHER FINANCIAL COSTS(b):
                  Interest incurred                                                            (315)         (290)          (337)
                  Less interest capitalized                                                      97            68             40
                                                                                          ---------     ---------      ---------
                       Net interest                                                            (218)         (222)          (297)
                  Interest on litigation                                                         (6)          (15)            --
                  Interest on tax issues                                                        (25)          (21)            14(d)
                  Amortization of discounts                                                     (26)          (29)           (30)
                  Expenses on sales of accounts receivable (Note 19, page M-17)                 (14)          (16)           (23)
                  Other                                                                          (3)           (3)            (5)
                                                                                          ---------     ---------      ---------
                       Total                                                                   (292)         (306)          (341)
                                                                                          ---------     ---------      ---------
                NET INTEREST AND OTHER FINANCIAL COSTS(b)                                 $    (270)    $     (96)     $    (323)
                .................................................................................................................

                (a) Gains resulted primarily from the sale of two product tug/barge units and the sale of assets of a convenience store wholesale distributor subsidiary, Bosart Co.
                (b) See Note 3, page M-8, for discussion of USX net interest and other financial costs attributable to the Marathon Group.
                (c) Included a $177 million favorable adjustment related to interest income from a refund of prior years' production taxes.
                (d) Included a $26 million favorable adjustment related to interest accrued for prior years' production taxes.

9. PENSIONS
                The Marathon Group has noncontributory defined benefit plans covering substantially all employees. Benefits under these plans are based primarily upon years of service and the highest three years earnings during the last ten years before retirement. Certain subsidiaries provide benefits for employees covered by other plans based primarily upon employees' service and career earnings. The funding policy for all plans provides that payments to the pension trusts shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved from time to time.

                PENSION COST (CREDIT) -- The defined benefit cost for major plans was determined assuming an expected long-term rate of return on plan assets of 10% for 1993 and 11% for 1992 and 1991.

                (In millions)                                                              1993          1992          1991
                .............................................................................................................
                Major plans:
                  Cost of benefits earned during the period                               $   33        $   25         $   24
                  Interest cost on projected benefit obligation
                     (7% for 1993; 8% for 1992 and 1991)                                      43            41             41
                  Return on assets:
                     Actual return                                                           (38)          (70)          (230)
                     Deferred gain (loss)                                                    (48)          (23)           139
                  Net amortization of unrecognized (gains) and losses                         (5)           (6)            (7)
                                                                                          ------        ------         ------
                       Subtotal: major plans                                                 (15)          (33)           (33)
                Other plans                                                                    4             3              5
                                                                                          ------        ------         ------
                       Total periodic pension cost (credit)                               $  (11)       $  (30)        $  (28)
                .............................................................................................................

                FUNDS' STATUS -- The assumed discount rate used to measure the benefit obligations of major plans was 6.5% and 7% at December 31, 1993, and December 31, 1992, respectively. The assumed rate of future increases in compensation levels was 5% and 5.5% at December 31, 1993, and December 31, 1992, respectively. Plans with accumulated benefit obligations (ABO) in excess of plan assets were not material in 1992.

                (In millions)                     December 31                                    1993                  1992
                .............................................................................................................

                                                                                        Plans with   Plans with
                                                                                        assets in      ABO in
                                                                                          excess       excess
                                                                                          of ABO     of assets
                                                                                        ---------    ---------
                Reconciliation of funds' status to reported amounts:
                Projected benefit obligation(a)                                           $ (658)       $  (51)        $ (637)
                Plan assets at fair market value(b)                                          879            17            906
                                                                                          ------        ------         ------
                       Assets in excess (less than) of
                       projected benefit obligation                                          221           (34)           269
                  Unrecognized net gain from transition to new
                     pension accounting standard                                             (74)           --            (81)
                  Unrecognized prior service cost                                              7             3             11
                  Unrecognized net loss                                                      109            16             43
                  Additional minimum liability(c)                                             --            (4)            (4)
                                                                                          ------        ------         ------
                       Net pension asset (liability) included in balance sheet            $  263        $  (19)        $  238
                .............................................................................................................

                (a)  Projected benefit obligation includes:
                       Vested benefit obligation                                          $  435        $   33         $  414
                       Accumulated benefit obligation                                        501            36            470
                (b)  Types of assets held:
                       Stocks of other corporations                                                71%                     74%
                       U.S. Government securities                                                  10%                      9%
                       Corporate debt instruments and other                                        19%                     17%
                (c)  Additional minimum liability is offset by an
                       intangible asset.
                .............................................................................................................

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

                The Marathon Group has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion and most union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. Benefits have not been prefunded.
                     In 1992, USX adopted Statement of Financial Accounting
                Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), which requires accrual accounting for all postretirement benefits other than pensions. USX elected to recognize immediately the transition obligation determined as of January 1, 1992, which represents the excess accumulated postretirement benefit obligation (APBO) for current and future retirees over the recorded postretirement benefit cost accruals. The cumulative effect of the change in accounting principle for the Marathon Group reduced net income $147 million, consisting of the transition obligation of $233 million, net of $86 million income tax effect.

                POSTRETIREMENT BENEFIT COST -- Postretirement benefit cost for defined benefit plans for 1993 and 1992 was determined assuming a discount rate of 7% and 8%, respectively.

                (In millions)                                                 1993            1992
                ...................................................................................
                Cost of benefits earned during the period                    $   10          $    8
                Interest on APBO                                                 23              19
                Amortization of unrecognized losses                               2              --
                                                                             ------          ------
                     Total periodic postretirement benefit cost              $   35          $   27
                ...................................................................................

                     Prior to 1992, the cost of providing health care and life
                insurance benefits to retired employees was recognized as an expense primarily as claims were paid. These costs totaled $11 million for 1991.

                OBLIGATIONS -- The following table sets forth the plans' obligations and the amounts reported in the Marathon Group's balance sheet:

                (In millions)                                December 31      1993            1992
                ...................................................................................
                Reconciliation of APBO to reported amounts:
                APBO attributable to:
                  Retirees                                                   $ (144)         $ (156)
                  Fully eligible plan participants                              (55)            (51)
                  Other active plan participants                               (120)           (113)
                                                                             ------          ------
                     Total APBO                                                (319)           (320)
                  Unrecognized net loss                                          58              63
                  Unamortized prior service cost                                (20)             --
                                                                             ------          ------
                     Accrued liability included in balance sheet             $ (281)         $ (257)
                ...................................................................................

                     The assumed discount rate used to measure the APBO was
                6.5% and 7% at December 31, 1993, and December 31, 1992, respectively. The assumed rate of future increases in compensation levels was 5.0% and 5.5% at December 31, 1993, and December 31, 1992, respectively. The weighted average health care cost trend rate in 1994 is approximately 7%, gradually declining to an ultimate rate in 1999 of approximately 5.5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1993 net periodic postretirement benefit cost by $6 million and would have increased the APBO as of December 31, 1993, by $46 million.

11. INCOME TAXES
                Income tax provisions and related assets and liabilities attributed to the Marathon Group are determined in accordance with the USX group tax allocation policy (Note 3, page M-9).
                          In 1992, USX adopted Statement of Financial
                Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability approach in accounting for income taxes. Under this method, deferred income tax assets and liabilities are established to reflect the future tax consequences of carryforwards and differences between the tax bases and financial bases of assets and liabilities. The cumulative effect of the change in accounting principle determined as of January 1, 1992, reduced net income $184 million.
                          Provisions (credits) for estimated income taxes:

                                             1993                              1992                             1991(a)
                                 ---------------------------        --------------------------         ---------------------------
                (In millions)    Current    Deferred   Total        Current    Deferred  Total         Current    Deferred   Total
                ................................................................................................................
                Federal           $   38    $ (162)   $ (124)       $   62    $   (5)   $   57        $  111    $   (7)   $  104
                State and local        9       (18)       (9)            7        (5)        2            14        --        14
                Foreign               20        64        84            21        12        33            16         2        18
                                  ------    ------    ------        ------    ------    ------        ------    ------    ------
                    Total         $   67    $ (116)   $  (49)       $   90    $    2    $   92        $  141    $   (5)   $  136
                ................................................................................................................

                (a) Computed in accordance with Accounting Principles Board Opinion No. 11. The deferred tax benefit of $5 million in 1991 was primarily the net result of timing differences related to depreciation, depletion and amortization, intangible development costs, pension accruals and the usage of business credit carryforwards.

                    In 1993, the cumulative effects of the changes in
                accounting principles for postemployment benefits and for retrospectively rated insurance contracts included deferred tax benefits of $10 million and $3 million, respectively (Note 2, page M-7). In 1992, the cumulative effect of the change in accounting principle for other postretirement benefits included a deferred tax benefit of $86 million (Note 10, page M-13).
                    Reconciliation of federal statutory tax rate (35% in 1993, and 34% in 1992 and 1991) to total provisions (credits):

                (In millions)                                                               1993         1992          1991
                ..............................................................................................................
                Statutory rate applied to income before tax                               $  (19)       $   68         $   22
                Remeasurement of deferred income tax liabilities for
                  statutory rate increase as of January 1, 1993                               40            --             --
                Federal income tax effect on earnings of foreign subsidiaries                  3             7            (13)
                Foreign income taxes after federal income tax benefit(b)                      (9)           22             12
                Sale of investment in subsidiaries                                            (6)           --             --
                Liquidation of investment in subsidiary                                      (17)           --             --
                State income taxes after federal income tax benefit                           (6)            1              9
                Tax effect of inventory market valuation                                      --            --             88
                Tax effect of purchase accounting amortization                                --            --             15
                Adjustment of prior years' tax                                               (13)            1              2
                Adjustment of prior years' valuation allowances                              (22)           --             --
                Effect of Retained Interest                                                   (1)           --             --
                Other                                                                          1            (7)             1
                                                                                          ------        ------         ------
                       Total                                                              $  (49)       $   92         $  136
                ..............................................................................................................

                (b) Includes incremental deferred tax benefit of $64 million in 1993 resulting from USX's ability to credit, rather than deduct, certain foreign income taxes for federal income tax purposes when paid in future periods. Deferred tax assets and liabilities resulted from the following:

                (In millions)                                                     December 31            1993               1992
                ..................................................................................................................
                Deferred tax assets:
                  State tax loss carryforwards (expiring in 1994 through 2008)                         $    23             $    10
                  Foreign tax loss carryforwards (portion of which expire in 2000 through 2008)            475                 442
                  Minimum tax credit carryforwards                                                         239                 212
                  Employee benefits                                                                        137                 110
                  Federal benefit for state and foreign deferred tax liabilities                           186                  79
                  Contingency and other accruals                                                           158                 146
                  Other                                                                                     41                  82
                  Valuation allowances(c)                                                                 (119)                (80)
                                                                                                       -------             -------
                       Total deferred tax assets                                                         1,140               1,001
                                                                                                       -------             -------

                Deferred tax liabilities:
                  Property, plant and equipment                                                          2,036               1,911
                  Inventory                                                                                142                 231
                  Prepaid pensions                                                                         112                 105
                  Other                                                                                    110                 111
                                                                                                       -------             -------
                       Total deferred tax liabilities                                                    2,400               2,358
                                                                                                       -------             -------
                       Net deferred tax liabilities                                                    $ 1,260             $ 1,357
                ..................................................................................................................

                (c) Valuation allowances have been established for certain federal, state and foreign income tax assets. The valuation allowances increased $39 million primarily for certain tax credits and tax loss carryforwards which USX may not fully utilize.

                          The consolidated tax returns of USX for the years
                1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.
                          Pretax income (loss) included $(55) million, $54
                million and $155 million attributable to foreign sources in 1993, 1992 and 1991, respectively.

12. TAXES OTHER THAN INCOME TAXES

                (In millions)                                                              1993           1992          1991
                ...............................................................................................................
                Consumer excise taxes                                                    $ 1,927        $ 1,655        $1,662
                Property taxes                                                                81             84            86
                Payroll taxes                                                                 53             57            57
                Other state, local and miscellaneous taxes                                    85            (20)(a)        80(a)
                                                                                         -------        -------        ------
                     Total                                                               $ 2,146        $ 1,776        $1,885
                ...............................................................................................................

                (a) Included a favorable adjustment of $119 million and $20 million in 1992 and 1991, respectively, for prior years' production taxes.

13. RESTRUCTURING CHARGES

                In 1992, restructuring actions involving the disposition of nonstrategic domestic exploration and production properties, resulted in a $115 million charge to operating income. In 1991, a $24 million restructuring charge resulted from the planned disposition of certain drilling operations and two regulated utility companies.

14. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

                (In millions)                                       December 31                  1993                   1992
                ...............................................................................................................
                Receivables due after one year                                                  $   12                   $  8
                Equity method investments                                                           97                    126
                Retained Interest in the Delhi Group                                                69                     69
                Libyan investment (Note 26, page M-20)                                             108                    111
                Cost method companies                                                               28                      8
                Other                                                                                3                      1
                                                                                                ------                   ----
                       Total                                                                    $  317                   $323
                ...............................................................................................................

                          The following financial information summarizes the
                Marathon Group's share in other investments accounted for by the equity method:

                (In millions)                                                              1993          1992          1991
                ...............................................................................................................
                Income data -- year:
                  Sales                                                                  $   115        $   171        $  201
                  Operating income                                                            34             51            59
                  Net income                                                                   9             13            14
                ...............................................................................................................
                Dividends and partnership distributions                                  $    15        $    26        $   26
                ...............................................................................................................

                Balance sheet data -- December 31:
                  Current assets                                                         $    30        $    36
                  Noncurrent assets                                                          334            355
                  Current liabilities                                                         43             42
                  Noncurrent liabilities                                                     224            223
                ...............................................................................................................

                          Marathon Group purchases from equity affiliates
                totaled $62 million, $57 million and $49 million in 1993, 1992 and 1991, respectively. Marathon Group sales to equity affiliates totaled $21 million, $34 million and $38 million in 1993, 1992 and 1991, respectively.

                          The following financial information summarizes the
                Marathon Group's Retained Interest in the Delhi Group which is accounted for under the principles of equity accounting (Note 3, page M-9):

                (In millions)                                                                            1993         1992(a)
                ...............................................................................................................
                Income data -- year:
                  Sales                                                                                 $   180        $   49
                  Operating income                                                                           12             3
                  Net income                                                                                  4             1
                ...............................................................................................................
                Distributions from Retained Interest                                                    $     1        $   --
                ...............................................................................................................

                Balance sheet data -- December 31:
                  Current assets                                                                        $    14        $    9
                  Noncurrent assets                                                                         181           192
                  Current liabilities                                                                        34            39
                  Noncurrent liabilities                                                                     92            93
                ...............................................................................................................

                (a)  For period from October 2, 1992 to December 31, 1992.

15. INTERGROUP TRANSACTIONS
                SALES AND PURCHASES -- Marathon Group sales to the U. S. Steel Group totaled $10 million, $16 million and $14 million in 1993, 1992 and 1991, respectively. Marathon Group purchases from the U.S. Steel Group were not material. Marathon Group sales to the Delhi Group totaled $30 million in 1993 and $8 million from October 2 through December 31, 1992. Marathon Group purchases from the Delhi Group totaled $4 million in 1993 and $2 million from October 2 through December 31, 1992. These transactions were conducted on an arm's-length basis. See Note 19, page M-17 for purchases of Delhi Group accounts receivable.

                PAYABLE TO THE U. S. STEEL GROUP -- Accounts payable to the U.S. Steel Group totaled $13 million at December 31, 1993 and $41 million at December 31, 1992. These amounts represent payables for income taxes determined in accordance with the tax allocation policy described in Note 3, page M-9. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.

16. LEASES
                Future minimum commitments for capital leases and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                    Capital                  Operating
                (In millions)                                                       Leases                   Leases
                ......................................................................................................
                1994                                                                $   2                    $   96
                1995                                                                    2                        82
                1996                                                                    2                        68
                1997                                                                    2                        60
                1998                                                                    2                       141
                Later years                                                            35                       226
                Sublease rentals                                                        -                       (19)
                                                                                    -----                    ------

                     Total minimum lease payments                                   $  45                    $  654
                                                                                                             ======

                Less imputed interest costs                                            20
                                                                                    -----

                     Present value of net minimum lease payments
                       included in long-term debt                                   $  25
                ......................................................................................................

                     Operating lease rental expense:

                (In millions)                                                       1993             1992             1991
                ...........................................................................................................
                Minimum rental                                                      $  97           $ 111             $ 124
                Contingent rental                                                       9              10                 8
                Sublease rentals                                                       (6)             (7)               (5)
                                                                                    -----           -----             -----
                     Net rental expense                                             $ 100           $ 114             $ 127
                ...........................................................................................................

                     The Marathon Group leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling $119 million may be declared immediately due and payable.

17. PROPERTY, PLANT AND EQUIPMENT

                (In millions)                                       December 31                        1993            1992
                ...............................................................................................................
                Production                                                                          $ 12,659          $ 12,602
                Refining                                                                               1,427             1,291
                Marketing                                                                              1,316             1,278
                Transportation                                                                           277               345
                Other                                                                                    212               214
                                                                                                    --------          --------
                       Total                                                                          15,891            15,730
                Less accumulated depreciation, depletion and amortization                              7,463             7,297
                                                                                                    --------          --------
                       Net                                                                          $  8,428          $  8,433
                ...............................................................................................................

                     Property, plant and equipment included gross assets
                acquired under capital leases of $39 million and $38 million at December 31, 1993, and December 31, 1992, respectively; related amounts included in accumulated depreciation, depletion and amortization were $32 million and $29 million, respectively.

18. INVENTORIES

                (In millions)                                       December 31                       1993             1992
                ..............................................................................................................
                Crude oil and natural gas liquids                                                   $    522          $    566
                Refined products and merchandise                                                         796               813
                Supplies and sundry items                                                                108                97
                                                                                                    --------          --------
                       Total (at cost)                                                                 1,426             1,476
                Less inventory market valuation reserve                                                  439               198
                                                                                                    --------          --------
                       Net inventory carrying value                                                 $    987          $  1,278
                ..............................................................................................................

                     Inventories of crude oil and refined products are valued
                by the LIFO method. The LIFO method accounted for 87% and 91% of total inventory value at December 31, 1993, and December 31, 1992, respectively.
                     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in charges (credits) to operating income of $241 million, $(62) million and $260 million in 1993, 1992 and 1991, respectively.

19. SALES OF RECEIVABLES

                The Marathon Group has entered into an agreement, subject to limited recourse, to sell certain accounts receivable including accounts receivable purchased from the Delhi Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. Collections on sold accounts receivable will be forwarded to the buyers at the end of the agreement in 1995, in the event of earlier contract termination or if the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers. The balance of sold accounts receivable averaged $400 million, $393 million and $354 million for the years 1993, 1992 and 1991, respectively. At December 31, 1993, the balance of sold accounts receivable that had not been collected was $400 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $80 million. The Marathon Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the Marathon Group may be required to forward payments collected on sold accounts receivable to the buyers.

20. STOCKHOLDERS' EQUITY

                (Dollars in millions)                                                1993             1992             1991
                ..............................................................................................................
                PREFERRED STOCK:
                     Balance at beginning of year                                  $     78         $     80          $     83
                     Attribution to the Delhi Group                                      --               (2)               --
                     Repurchased                                                         --               --                (3)
                                                                                   --------         --------          --------
                     Balance at end of year                                        $     78         $     78          $     80
                ..............................................................................................................

                COMMON STOCKHOLDERS' EQUITY (Note 3, page M-9):
                     Balance at beginning of year                                  $  3,257         $  3,215          $  3,542
                     Net income (loss)                                                  (29)            (222)              (71)
                     Marathon Stock issued                                                1              609               130
                     Marathon Stock repurchased                                          (1)              (1)              (46)
                     Equity adjustment -- Delhi Stock(a)                                 --               13                --
                     Dividends on preferred stock                                        (6)              (6)               (7)
                     Dividends on Marathon Stock
                       (per share: $.68 in 1993; $1.22 in 1992;
                       and $1.31 in 1991)(b)                                           (195)            (348)             (335)
                     Foreign currency translation adjustments (Note 23, page M-18)       --               (4)               (1)
                     Deferred compensation adjustments                                    3                2                 2
                     Other                                                                2               (1)                1
                                                                                   --------         --------          --------
                     Balance at end of year                                        $  3,032         $  3,257          $  3,215
                ..............................................................................................................
                TOTAL STOCKHOLDERS' EQUITY                                         $  3,110         $  3,335          $  3,295
                ..............................................................................................................

                (a) Reflected the proceeds received from the sale of Delhi Stock to the public of $136 million, net of the Delhi Fraction multiplied by the USX common stockholders' equity of $191 million attributed to the Delhi Group as of October 2, 1992 (Note 3, page M-9).
                (b) The initial dividend on the Marathon Stock was paid on September 10, 1991. Dividends paid by USX prior to that date were attributed to the Marathon Group and the U. S. Steel Group based upon the relationship of the initial dividends on the Marathon Stock and Steel Stock.

21. DIVIDENDS
                In accordance with the USX Certificate of Incorporation, dividends on the Marathon Stock, Steel Stock and Delhi Stock are limited to the legally available funds of USX. Net losses of the Marathon Group, the U.S. Steel Group or the Delhi Group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock based on the financial condition and results of operation of the Marathon Group, although it has no obligation under Delaware Law to do so. In making its dividend decisions with respect to Marathon Stock, the Board of Directors considers among other things, the long-term earnings and cash flow capabilities of the Marathon Group as well as the dividend policies of similar publicly traded companies.

22. NET INCOME PER COMMON SHARE

                The method of calculating net income (loss) per share for the Marathon Stock, Steel Stock and Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the U.S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.
                     For purposes of computing net income (loss) per share of
                Marathon Stock for periods prior to May 7, 1991, the numbers of Marathon Stock shares are assumed to be the same as the total corresponding numbers of shares of USX common stock.
                     Primary net income (loss) per share is calculated by
                adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.
                     Fully diluted net income (loss) per share assumes
                conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options and surrender of stock appreciation rights, provided, in each case, the effect is not antidilutive.

23. FOREIGN CURRENCY TRANSLATION

                Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1993, 1992 and 1991, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $1 million, $16 million and $(1) million. An analysis of changes in cumulative foreign currency translation adjustments follows:

                (In millions)                                                           1993             1992              1991
                .................................................................................................................
                Cumulative foreign currency translation adjustments at January 1       $   (6)          $   (2)           $   (1)
                Aggregate adjustments for the year:
                     Foreign currency translation adjustments                              --               (4)               (1)
                                                                                       ------           ------            ------
                Cumulative foreign currency adjustments at December 31                 $   (6)          $   (6)           $   (2)
                .................................................................................................................


24. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

                USX Stock Plans and Stockholder Rights Plan are discussed in
                Note 20, page U-22, and Note 24, page U-24, respectively, to the USX consolidated financial statements.

25. FAIR VALUE OF FINANCIAL INSTRUMENTS

                Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. As described in
                Note 3, page M-8, the Marathon Group's specifically attributed financial instruments and the Marathon Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                                      1993                           1992
                                                                           -------------------------       ------------------------
                                                                            Carrying          Fair         Carrying          Fair
                (In millions)                     December 31                Amount          Value          Amount          Value
                ....................................................................................................................
                FINANCIAL ASSETS:
                     Cash and cash equivalents                               $   185         $   185        $    35          $    35
                     Receivables                                                 337             337            525              525
                     Long-term receivables and other investments                  42              75             16               46
                                                                             -------         -------        -------          -------
                       Total financial assets                                $   564         $   597        $   576          $   606
                                                                             =======         =======        =======          =======

                FINANCIAL LIABILITIES:
                     Notes payable                                           $     1         $     1        $    31          $    31
                     Accounts payable                                          1,109           1,109          1,453            1,453
                     Accrued interest                                            106             106             86               86
                     Long-term debt (including amounts due within one year)    4,237           4,354          3,920            3,974
                                                                             -------         -------        -------          -------
                       Total financial liabilities                           $ 5,453         $ 5,570        $ 5,490          $ 5,544
                ....................................................................................................................

                     Fair value of financial instruments classified as current
                assets or liabilities approximate carrying value due to the short-term maturity of the instruments. Fair value of long-term receivables and other investments was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.
                     The Marathon Group's unrecognized financial instruments
                consist of accounts receivables sold subject to limited recourse, financial guarantees and commodity swaps. It is not practicable to estimate the fair value of these forms of financial instrument obligations. For details relating to sales of receivables see Note 19, page M-17. For details relating to financial guarantees see Note 26, page M-20. The contract value of open natural gas commodity swaps totaled $41 million at December 31, 1993. The swap arrangements vary in duration with certain individual contracts extending into early 1996.

26. CONTINGENCIES AND COMMITMENTS

                USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group.

                ENVIRONMENTAL MATTERS --
                     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. The Marathon Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. At December 31, 1993, and December 31, 1992, accrued liabilities for remediation and platform abandonment totaled $161 million and $138 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
                     For a number of years, the Marathon Group has made
                substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1993 and 1992, such capital expenditures totaled $123 million and $240 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                LIBYAN OPERATIONS --
                     By reason of Executive Orders and related regulations
                under which the U.S. Government is continuing economic sanctions against Libya, the Marathon Group was required to discontinue performing its Libyan petroleum contracts on June 30, 1986. In June 1989, the Department of the Treasury authorized the Marathon Group to resume performing under those contracts. Pursuant to that authorization, the Marathon Group has engaged the Libyan National Oil Company and the Secretary of Petroleum in continuing negotiations to determine when and on what basis they are willing to allow the Marathon Group to resume realizing revenue from the Marathon Group's investment of $108 million in Libya. The Marathon Group is uncertain when these negotiations can be completed or how the negotiations will be affected by the United Nations sanctions against Libya.

                GUARANTEES --
                     Guarantees by USX of the liabilities of affiliated and
                other entities of the Marathon Group totaled $18 million and $12 million at December 31, 1993, and December 31, 1992, respectively.
                     At December 31, 1993, and December 31, 1992, the Marathon
                Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $206 million and $216 million, respectively. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

                COMMITMENTS --
                     At December 31, 1993, and December 31, 1992, contract
                commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $284 million and $360 million, respectively.


Principal Unconsolidated Affiliates (Unaudited)

        Company                             Country            % Ownership(a)                      Activity
............................................................................................................................
CLAM Petroleum Company                     Netherlands              50%                       Oil & Gas Production
LOCAP INC.                                 United States            37%                       Pipeline & Storage Facilities
LOOP INC.                                  United States            32%                       Offshore Oil Port
Kenai LNG Corporation                      United States            30%                       Natural Gas Liquification
............................................................................................................................

(a) Ownership interest as of December 31, 1993.


Supplementary Information on Oil and Gas Producing Activities (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-29 through U-32.

Selected Quarterly Financial Data (Unaudited)

                                                        1993                                             1992
                                      -----------------------------------------      --------------------------------------------
(In millions except per share data)   4th Qtr.  3rd Qtr.    2nd Qtr.   1st Qtr.      4th Qtr.     3rd Qtr.    2nd Qtr.  1st Qtr.
.................................................................................................................................
Sales                                $2,922      $2,983     $3,103      $2,954       $3,238       $3,382      $3,221     $2,941
Operating income (loss)                (115)         84         94         106         (104)(a)       97         187        124
    Operating costs include:
      Inventory market valuation
        charges (credits)               187          30         47         (23)          98          (38)        (98)       (24)
      Restructuring charges              --          --         --          --           --           --         115          --
Total income (loss) before
    cumulative effect of changes
    in accounting principles            (88)         30         21          31         (120)          24         181         24
Net income (loss)                       (88)         30         21           8(b)      (120)          24         181       (307)
.................................................................................................................................

MARATHON STOCK DATA:
Total income (loss) before
    cumulative effect of
    changes in accounting
    principles applicable to
    Marathon Stock                   $  (90)     $   29     $   20      $   29       $ (121)      $   22      $  180     $   22
    -- Per share: primary              (.31)        .10        .07         .10         (.42)         .08         .63        .08
                  fully diluted        (.31)        .10        .07         .10         (.42)         .08         .62        .08
DIVIDENDS PAID                          .17         .17        .17         .17          .17          .35         .35        .35
Price range of Marathon Stock(c)
   -- Low                                16-3/8      16-1/2     16-5/8      16-3/8       15-3/4       17-3/4      19-3/8     20
   -- High                               20-5/8      20-3/8     20-1/8      20-3/8       18-7/8       22-3/4      24         24-3/4
.................................................................................................................................


(a) Reflects a $15 million decrease in the loss for a reclassification with no effect on net income.

(b) Restated to reflect fourth quarter implementation of SFAS No. 112 and EITF No. 93-14 (Note 2, page M-7). Net income declined $23 million reflecting the cumulative effect of the changes in accounting principles determined as of January 1, 1993.

(c) Composite tape.

    Five-Year Operating Summary

                                                                                   1993     1992    1991    1990     1989
             .............................................................................................................
              NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels per day)
                United States                                                       111      118     127      126     144
                International --United Kingdom                                       23       34      42       54      50
                              --Other                                                22       22      26       17      15
                                                                                 ------   ------  ------   ------  ------
                               Total                                                156      174     195      197     209
             .............................................................................................................

              NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
                  United States                                                     529      593     689      790     913
                  International--Ireland                                            258      227     230      224     221
                               --Other                                              115      111     106      100      98
                                                                                 ------   ------  ------   ------  ------
                    Total Consolidated                                              902      931   1,025    1,114   1,232
                  Equity production -- CLAM Petroleum Co.                            35       41      49       47      53
                                                                                 ------   ------  ------   ------  ------

                               Total Worldwide                                      937      972   1,074    1,161   1,285
             .............................................................................................................

              AVERAGE SALES PRICES
                Liquid Hydrocarbons (dollars per barrel)
                  United States                                                  $14.54   $16.47  $17.43   $20.67  $16.33
                  International                                                   16.22    18.95   19.38    23.77   16.98
                Natural Gas (dollars per thousand cubic feet)
                  United States                                                   $1.94    $1.60   $1.57    $1.61   $1.62
                  International                                                    1.52     1.77    2.18     1.82    1.43
             .............................................................................................................

              NET PROVED RESERVES -- YEAR-END
                Liquid Hydrocarbons (millions of barrels)
                  Beginning of year                                                 848      868     846      764     794
                  Extensions, discoveries and other additions                        21       27      58      140      28
                  Improved recovery                                                  24       12      27        6      11
                  Revisions of previous estimates                                     4        5      10       12      16
                  Net purchase (sale) of reserves in place                            2       (3)     (3)      (6)     (9)
                  Production                                                        (57)     (61)    (70)     (70)    (76)
                                                                                 ------   ------  ------   ------  ------

                               Total                                                842      848     868      846     764
             .............................................................................................................

                NATURAL GAS (billions of cubic feet)
                  Beginning of year                                               3,866    4,077   4,265    4,281   4,487
                  Extensions, discoveries and other additions                       248      147     167      691     282
                  Improved recovery                                                  33        6       6        2       1
                  Revisions of previous estimates                                   (23)      58      24      (54)    (65)
                  Net purchase (sale) of reserves in place                          (59)     (84)    (22)    (255)     15
                  Production                                                       (317)    (338)   (363)    (400)   (439)
                                                                                 ------   ------  ------   ------  ------

                               Total                                              3,748    3,866   4,077    4,265   4,281
             .............................................................................................................

              U.S. REFINERY OPERATIONS (thousands of barrels per day)
                In-use crude oil capacity -- year-end(a)                            570      620     620      603     603
                Refinery runs -- crude oil refined                                  549      546     542      567     554
                              -- other charge and blend stocks                      102       79      85       75      61
                % in-use capacity utilization                                      90.4     88.1    87.5     94.1    93.1
             .............................................................................................................

              U.S. REFINED PRODUCT SALES (thousands of barrels per day)
                Gasoline                                                            418      402     401      394     376
                Middle distillates                                                  179      169     173      172     168
                Heavy oils                                                           78       80      80       73      72
                Other products                                                       51       56      55       50      50
                                                                                 ------   ------  ------   ------  ------

                               Total                                                726      707     709      689     666
             .............................................................................................................

              U.S. REFINED PRODUCT MARKETING OUTLETS -- YEAR-END
                Marathon operated terminals                                          51       52      53       53      52
                Retail -- Marathon brand                                          2,331    2,290   2,106    2,132   2,516
                       -- Emro Marketing Company                                  1,568    1,541   1,596    1,668   1,665
             .............................................................................................................

                 (a) The Indianapolis Refinery was temporarily idled in
                     October 1993.

          THE MARATHON GROUP
          Management's Discussion and Analysis


              The Marathon Group includes Marathon Oil Company ("Marathon"), a wholly owned subsidiary of USX Corporation ("USX"), which is engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the Marathon Group's Financial Statements and Notes to Financial Statements.

              Prior to October 2, 1992, the Marathon Group also included the businesses of Delhi Gas Pipeline Corporation and certain other USX subsidiaries engaged in the purchasing, gathering, processing, transporting and marketing of natural gas which are now included in the Delhi Group. The Marathon Group financial data for the periods prior to October 2, 1992, include the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group. Beginning October 2, 1992, the financial statements of the Marathon Group do not include the financial position, results of operations and cash flows for the businesses of the Delhi Group except for the financial effects of the Retained Interest (see Note 3 to the Marathon Group Financial Statements).


MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

              SALES declined $820 million in 1993 from 1992, following a $1.2 billion decrease in 1992 from 1991. The 1993 decline primarily reflected lower worldwide liquid hydrocarbon volumes and prices, lower average refined product prices and the absence of sales from the Delhi Group. These decreases were partially offset by increased excise taxes and higher refined product sales volumes, excluding matching buy/sell transactions. The decrease in 1992 from 1991 was mainly due to lower average refined product prices, reduced volumes and prices for crude oil matching buy/sell transactions and lower worldwide liquid hydrocarbon volumes. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income.

              OPERATING INCOME decreased $135 million in 1993, following a $54 million decline in 1992 from 1991. Results in 1993 and 1991 were adversely affected, while 1992 was favorably affected, by special items (see Management's Discussion and Analysis of Operations). Excluding the effects of these special items, operating income in 1993 increased $172 million from 1992, mainly due to increased average refined product margins and increased domestic natural gas prices, partially offset by lower worldwide liquid hydrocarbon prices and volumes. Operating income declined $384 million in 1992 from 1991, excluding the special items, predominantly due to lower average refined product margins, as well as reduced worldwide liquid hydrocarbon prices and volumes and decreased international natural gas prices.

              OTHER INCOME was $46 million in 1993, compared with a loss of $7 million in 1992 and income of $30 million in 1991. In addition to the absence of a $19 million impairment of an investment recorded in 1992, other income in 1993 increased primarily due to gains from disposal of assets totaling $34 million, which mainly reflected the sale of assets of a convenience store wholesale distributor, two tug/barge units and various domestic oil and gas production properties. Other income decreased $37 million in 1992 from 1991 primarily reflecting the investment impairment and lower gains from disposal of assets.

              INTEREST AND OTHER FINANCIAL INCOME was $22 million in 1993, compared with $210 million in 1992 and $18 million in 1991. The 1992 amount included $177 million of interest income resulting from the settlement of a tax refund claim related to prior years' production taxes.

              INTEREST AND OTHER FINANCIAL COSTS were $292 million in 1993, $306 million in 1992 and $341 million in 1991. The decrease in 1993 from 1992 mainly reflected higher capitalized interest for international projects, predominantly offset by higher interest costs related to increased levels of debt. The 1991 amount included a $26 million favorable adjustment related to interest accrued for prior years' production taxes. Excluding this item, the 1992 decrease from 1991 mainly reflected a decline in variable interest rates, higher capitalized interest and lower average debt levels.

          Management's Discussion and Analysis CONTINUED

               THE CREDIT FOR ESTIMATED INCOME TAXES in 1993 was $49 million, compared to provisions of $92 million in 1992 and $136 million in 1991. The 1993 U.S. income tax credit included an incremental deferred tax benefit of $64 million resulting from USX's ability to elect to credit, rather than deduct, certain foreign income taxes for U. S. federal income tax purposes when paid in future years. The anticipated use of the U. S. foreign tax credit reflects the Marathon Group's improving international production profile including income which will be generated by the East Brae platform in the United Kingdom ("U.K.") sector of the North Sea. The 1993 U. S. income tax credit also included a $40 million charge associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax liabilities as of January 1, 1993.

               THE TOTAL LOSS BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES was $6 million in 1993, compared to income of $109 million in 1992 and a loss of $71 million in 1991.

               THE UNFAVORABLE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES totaled $23 million in 1993 and $331 million in 1992. The cumulative effect of adopting Statement of Financial Accounting Standards No. 112 - Employers' Accounting for Postemployment Benefits, determined as of January 1, 1993, decreased 1993 income by $17 million, net of the income tax effect. The cumulative effect of adopting Emerging Issues Task Force Consensus No. 93-14 - Accounting for Multiple-Year Retrospectively Rated Insurance Contracts, determined as of January 1, 1993, decreased 1993 income by $6 million, net of the income tax effect. The immediate recognition of the transition obligation resulting from the adoption of Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions, measured as of January 1, 1992, decreased 1992 income by $147 million, net of the income tax effect. The cumulative effect of adopting Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, measured as of January 1, 1992, decreased 1992 net income by $184 million.

               A NET LOSS of $29 million was recorded in 1993, compared to a net loss of $222 million in 1992 and a net loss of $71 million in 1991.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

               CURRENT ASSETS declined $336 million from year-end 1992. The decline was mainly due to lower inventories and receivables, partially offset by an increase in cash and cash equivalents. The decrease in inventories was mainly due to a reduction in inventory values, which reflected a $241 million increase in the inventory market valuation reserve. This reserve reflects the extent to which the recorded cost of crude oil and refined product inventories exceeds net realizable value. Subsequent changes to the inventory market valuation reserve are dependent on changes in future crude oil and refined product price levels and inventory turnover. The reduction in accounts receivable primarily resulted from lower selling prices of crude oil and refined products, decreased forward currency hedging activities and reduced receivables from partners in international joint venture activities. The decrease in receivables related to currency hedging and joint venture activities was largely offset by a related decrease in accounts payable.

               CURRENT LIABILITIES declined $610 million in 1993. The reduction was primarily due to reduced accounts payable and long-term debt due within one year. The reduction in accounts payable was largely due to a decrease in trade payables caused mainly by lower crude oil purchase prices and volumes, decreased forward currency hedging activities and reduced trade payables for international joint venture activities. The decrease in payables related to currency hedging and joint venture activities was largely offset by a related decrease in accounts receivable.

          Management's Discussion and Analysis CONTINUED

               TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1993, was $4.3 billion. The $287 million increase from year-end 1992 was primarily due to capital expenditures, dividend payments and an increase in cash and cash equivalents from year-end 1992, partially offset by cash provided from operating activities and disposal of assets. The amount of total long-term debt, as well as the amount shown as notes payable, principally represented the Marathon Group's portion of USX debt attributed to all three groups. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

               STOCKHOLDERS' EQUITY of $3,110 million at year-end 1993 declined $225 million from year-end 1992 mainly reflecting dividends paid on USX-Marathon Group Common Stock ("Marathon Stock").


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

               THE MARATHON GROUP'S NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled $827 million in 1993, down 17% from 1992. Results in 1992 included $296 million associated with the refund of prior years' production taxes. Excluding the impact of this item, net cash provided from operating activities in 1993 improved $128 million mainly due to the impact of improved average refined product margins on operating results. Net cash provided from operating activities in 1992 declined $315 million from 1991, excluding the previously mentioned tax refund, mainly due to the decrease in income.

               CAPITAL EXPENDITURES of $910 million in 1993 decreased $283 million from 1992, following an increase of $233 million from 1991. The decrease in 1993 mainly reflected decreased expenditures for environmental projects and for development of the East Brae Field and SAGE system in the U.K. and other international projects, partially offset by increased exploration drilling and development projects in the Gulf of Mexico and increased drilling activity for onshore domestic natural gas projects. Contract commitments for capital expenditures at year-end 1993 were $284 million, compared with $360 million at year-end 1992. Capital expenditures are expected to decrease in 1994 by approximately $100 million mainly reflecting decreased expenditures for development of the East Brae Field and SAGE system.

               CASH FROM DISPOSAL OF ASSETS was $174 million in 1993, a significant increase over $77 million in 1992 and $52 million in 1991. The 1993 proceeds primarily reflected the sale/leaseback of interests in two LNG tankers and the sales of various domestic oil and gas production properties, assets of a convenience store wholesale distributor and two tug/barge units. No individually significant sales transactions occurred in 1992 or 1991.

               PROCEEDS FROM ISSUANCE OF USX-DELHI GROUP COMMON STOCK by USX were $5 million in 1993 and $122 million in 1992, net of cash attributed to the Delhi Group.

               FINANCIAL OBLIGATIONS increased $261 million, compared with a decrease of $426 million in 1992, and an increase of $160 million in 1991. The amount by which the obligations changed in 1993 was primarily a reflection of the Marathon Group's net cash flows from operating activities, investment activities and dividends paid during the period. These obligations consist of the Marathon Group's portion of USX debt attributed to all three groups as well as debt and production financing and other agreements that are specifically attributed to the Marathon Group.

               MARATHON STOCK ISSUED, net of repurchases, totaled $595 million in 1992 and $67 million in 1991. The 1992 amount mainly reflected the sale of 25,000,000 shares of Marathon Stock to the public for net proceeds of $541 million, which were reflected in their entirety in the Marathon Group financial statements. The 1991 amount primarily reflected stock issued to employee savings plans.

          Management's Discussion and Analysis CONTINUED

               DIVIDEND PAYMENTS decreased $139 million in 1993, after a $13 million increase in 1992. The decline in 1993 was primarily due to a decrease in the Marathon Stock dividend rate which was reduced in the fourth quarter of 1992. The slight increase in 1992 reflected the incremental dividends paid on Marathon Stock shares sold in January 1992 which were partially offset by the decrease in the dividend rate. Dividends attributed to the Marathon Stock prior to September 10, 1991, were based on the relationship of the initial dividends of the Marathon Stock and the USX-U. S. Steel Group Common Stock. The annualized rate of dividends per share for the Marathon Stock based on the most recently declared quarterly dividend is $.68.

               In September 1993, Standard & Poor's Corp. ("S&P") lowered its ratings on USX's and Marathon's senior debt to below investment grade (from BBB- to BB+) and on USX's subordinated debt, preferred stock and commercial paper. S&P cited extremely aggressive financial leverage, burdensome retiree medical liabilities and litigation contingencies. In October 1993, Moody's Investors Services, Inc. ("Moody's") confirmed its Baa3 investment grade ratings on USX's and Marathon's senior debt. Moody's also confirmed its ratings on USX's subordinated debt and commercial paper, but lowered its ratings on USX's preferred stock from ba1 to ba2. Moody's noted that the rating confirmation on USX debt securities reflected confidence in the expected performance of USX during the intermediate term, while the downward revision of the preferred stock ratings incorporated a narrow fixed charge coverage going forward. The downgrades by S&P and the downgrade of ratings on preferred stock by Moody's could increase USX's cost of capital. Any related increase in interest costs would be reflected in the consolidated financial statements and the financial statements of each group.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

               The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required product reformulation and process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities, their production processes and whether or not they are engaged in the petrochemical business or the marine transportation of crude oil.

               The Marathon Group's environmental expenditures for 1993 and 1992 are discussed below and have been estimated based on American Petroleum Institute ("API") survey guidelines. These guidelines are subject to differing interpretations which could affect the comparability of such data. Some environmental related expenditures, while benefiting the environment, also enhance operating efficiencies.

               Total environmental expenditures for the Marathon Group in 1993 were $253 million compared with $370 million in 1992. These amounts consisted of capital expenditures of $123 million in 1993 and $240 million in 1992 and estimated compliance expenditures (including operating and maintenance) of $130 million in both 1993 and 1992. Compliance expenditures were broadly estimated based on API survey guidelines and represented 1% of the Marathon Group's total operating costs in both 1993 and 1992. The decline in environmental capital expenditures from 1992 to 1993 primarily reflected lower expenditures for the Marathon Group's multi-year capital projects for diesel fuel desulfurization. By the end of 1993, these projects were substantially completed.

          Management's Discussion and Analysis CONTINUED


               USX has been notified that it is a potentially responsible party ("PRP") at 14 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1993. In addition, there are 22 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 52 additional sites, excluding retail gasoline stations, related to the Marathon Group where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies.

               Total environmental expenditures included remediation related expenditures estimated at $38 million in 1993 and $35 million in 1992. Remediation spending was primarily related to retail gasoline stations which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 26 to the Marathon Group Financial Statements.

               New or expanded requirements for environmental regulations, which could increase the Marathon Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to accurately predict the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the Marathon Group does not anticipate that environmental compliance expenditures will materially increase in 1994. The Marathon Group's capital expenditures for environmental controls are expected to be approximately $75 million in 1994. Predictions beyond 1994 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $60 million in 1995; however, actual expenditures may increase as additional projects are identified or additional requirements are imposed.

               USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 26 to the Marathon Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See USX Consolidated Management's Discussion and
          Analysis of Cash Flows.

          Management's Discussion and Analysis CONTINUED


MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

               The Marathon Group had operating income of $169 million in 1993, compared with $304 million in 1992 and $358 million in 1991. Results for 1993 and 1991 were adversely affected, while 1992 was favorably affected, by special items. Results included a $241 million unfavorable effect in 1993, a $62 million favorable effect in 1992 and a $260 million unfavorable effect in 1991 resulting from noncash adjustments to the inventory market valuation reserve. The 1992 results also included a favorable impact of $119 million for the settlement of a tax refund claim related to prior years' production taxes, partially offset by a $115 million restructuring charge related to the disposition of certain domestic exploration and production properties. The 1991 results also included a $24 million restructuring charge, partially offset by a favorable $20 million adjustment of prior years' production tax accruals. Excluding the effects of these special items, operating income was $410 million in 1993, $238 million in 1992 and $622 million in 1991. The increase in 1993 primarily reflected increased average refined product margins and increased domestic natural gas prices, partially offset by lower worldwide liquid hydrocarbon prices and volumes. The decrease in 1992 predominantly reflected lower average refined product margins, as well as reduced worldwide liquid hydrocarbon prices and volumes and a decrease in international natural gas prices.

                            OPERATING INCOME (LOSS)

          (Dollars in millions)                                   1993            1992*             1991*
          ...............................................................................................
          Exploration and Production ("Upstream")
               Domestic                                        $   117         $   123           $   104
               International                                       (37)             49               156
                                                               -------         -------           -------
                    Total Exploration & Production                  80             172               260
          Refining, Marketing & Transportation ("Downstream")      407             128               422
          Gas Gathering and Processing                              --              21                30
          Other Administrative                                     (77)            (83)              (90)
          Special Items                                           (241)             66              (264)
                                                               -------         -------           -------
                    Total                                      $   169         $   304           $   358
          ...............................................................................................

          *Certain reclassifications have been made to conform to 1993 classifications.

                       AVERAGE VOLUMES AND SELLING PRICES

                                                                  1993            1992              1991
          ...............................................................................................
          (thousands of barrels per day)
          Net Liquids Production*      - U.S.                      111             118               127
                                       - International              45              56                68
                                                               -------         -------           -------
                                       - Total Consolidated        156             174               195

          (millions of cubic feet per day)
          Net Natural Gas Production   - U.S.                      529             593               689
                                       - International             373             338               336
                                                               -------         -------           -------
                                       - Total Consolidated        902             931             1,025
          ...............................................................................................

          (dollars per barrel)
          Liquid Hydrocarbons*         - U.S.                  $ 14.54         $ 16.47           $ 17.43
                                       - International           16.22           18.95             19.38

          (dollars per mcf)
          Natural Gas                  - U.S.                  $  1.94         $  1.60           $  1.57
                                       - International            1.52            1.77              2.18
          ...............................................................................................


          *Includes Crude Oil, Condensate and Natural Gas Liquids.

         Management's Discussion and Analysis CONTINUED

              Upstream operating income decreased $92 million in 1993, following an $88 million decrease in 1992. Operating income in 1992 included a $20 million gain recognized as a result of a settlement of a natural gas contract. Excluding this settlement, the decline in 1993 was mainly due to significant decreases in worldwide liquid hydrocarbon prices and volumes and lower international natural gas prices, partially offset by increased domestic natural gas prices. The decline in 1992, excluding this contract settlement, was also primarily caused by decreases in worldwide liquid hydrocarbon prices and volumes and lower international natural gas prices, partially offset by ongoing cost reduction efforts.

              Domestic upstream operating income in 1993 declined $6 million from 1992, following a $19 million increase in 1992 from 1991. Excluding the previously mentioned contract settlement, the 14% increase in 1993 was primarily due to increased natural gas prices and reduced dry well expenses, partially offset by reduced liquid hydrocarbon prices and volumes. In addition, operating income in 1993 reflected ongoing cost reduction efforts and reduced depletion expenses. The results in 1992, excluding the previously mentioned contract settlement, remained level with 1991, as ongoing cost reduction efforts and reduced exploration expenses were offset by lower liquid hydrocarbon prices.

              International upstream operating income declined $86 million in 1993, following a $107 million decline in 1992. Natural gas prices have declined 30% since 1991, primarily reflecting changes in contract sales prices in Norway. The decrease in 1993 was primarily due to lower liquid hyrdocarbon prices, reduced liftings primarily from the U.K. sector of the North Sea as a result of natural production declines, lower natural gas prices, and a $17 million charge for the relinquishment of the Marathon Group's interest in the Arzanah Oil Field, Abu Dhabi. The decrease was partially offset by reduced pipeline and terminal expenses and reduced dry well expenses. The decrease in 1992 was primarily due to lower natural gas prices, lower liquid hydrocarbon liftings and increased dry well expenses.

              In December 1993, the East Brae Field in the U.K. North Sea was brought onstream. East Brae liquids production is expected to peak at 45,000 net barrels per day in the fourth quarter of 1994. Worldwide liquid volumes are expected to increase approximately 15% in 1994, reflecting a full year of East Brae production, which should continue to contribute to increased volumes in 1995. Worldwide natural gas volumes are expected to increase approximately 5% in 1994, reflecting the start of Brae area gas sales in October 1994. The 1995 volumes are expected to continue to increase reflecting a full year of Brae area production.

              In 1992, Marathon and its partners finalized and delivered a feasibility study to the Russian Government assessing the technical and economic viability of developing fields offshore Sakhalin Island. After positive review by the State Expertise Commission in 1993, negotiations to sign a production sharing contract are currently being held among the Russian Government and representatives of the consortium.

              Downstream operating income increased $279 million in 1993, after decreasing $294 million in 1992. The increase in 1993 was primarily due to increased average refined product margins from refining and wholesale marketing which nearly doubled since 1992 as a result of decreased crude oil costs and lower maintenance costs for refinery turnaround activities, partially offset by decreased average refined product prices. Also contributing to the increase in operating income were record margins in both refined products and convenience store merchandise experienced by Emro Marketing Company, a Marathon subsidiary. Downstream operating income in 1993 also included a $17 million charge for future environmental remediation. The decrease in 1992 was chiefly the result of lower average refined product margins which were adversely impacted as declines in average refined product sales prices exceeded decreases in raw material costs. Results in 1992 were also negatively affected by increased maintenance costs as a result of planned refinery turnaround activities.

              In 1993, the Marathon Group temporarily idled its 50,000 barrels-per-day Indianapolis Refinery to enhance the efficiency of downstream operations. Idling of the Indianapolis facility will have no impact on the Marathon Group's supply of transportation fuels to its various classes of trade in Indiana or the Midwest marketing area. The costs related to the idling did not have a material effect on the Marathon Group's 1993 operating results.

          Management's Discussion and Analysis CONTINUED


               Gas Gathering and Processing results decreased due to the exclusion of the businesses now in the Delhi Group.

               Other Administrative expenses were $77 million in 1993, compared to $83 million in 1992 and $90 million in 1991. These costs include the portion of the Marathon Group's administrative costs not allocated to the individual business components and the portion of USX corporate general and administrative costs allocated to the Marathon Group.

               The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economic and political events.

U.S. Steel Group


                 Index to Financial Statements, Supplementary Data and Management's Discussion and Analysis

                                                                                                                     Page
                                                                                                                     ----
                 Explanatory Note Regarding Financial Information . . . . . . . . . . . . . . . . . . . . . . . .    S-2

                 Management's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-3

                 Audited Financial Statements:
                  Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-3
                  Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-4
                  Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-5
                  Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-6
                  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-7

                 Selected Quarterly Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-21

                 Principal Unconsolidated Affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-21

                 Supplementary Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-21

                 Five-Year Operating Summary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-22

                 Management's Discussion and Analysis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    S-23

U. S. Steel Group


                 Explanatory Note Regarding Financial Information


                 Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-U.S. Steel Group Common Stock, USX-Marathon Group Common Stock and USX-Delhi Group Common Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the U.S. Steel Group, the Marathon Group or the Delhi Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the U.S. Steel Group financial information.

                 Management's Report

                 The accompanying financial statements of the U. S. Steel Group are the responsibility of and have been prepared by USX Corporation (USX) in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The U. S. Steel Group financial information displayed in other sections of this report is consistent with that in these financial statements.
                        USX seeks to assure the objectivity and integrity of
                 its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.
                        USX has a comprehensive formalized system of internal
                 accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, USX's independent accountants, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.
                        The Board of Directors pursues its oversight role in
                 the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of its responsibilities relative to internal accounting controls and the consolidated and group financial statements.

                 Charles A. Corry                    Robert M. Hernandez                 Lewis B.Jones
                 Chairman, Board of Directors        Executive Vice President            Vice President
                 & Chief Executive Officer           Accounting & Finance                & Comptroller
                                                     & Chief Financial Officer

                 Report of Independent Accountants

                 To the Stockholders of USX Corporation:

                 In our opinion, the accompanying financial statements appearing on pages S-4 through S-20 and as listed in Item 14.A.2 on page 61 of this report present fairly, in all material respects, the financial position of the U. S. Steel Group at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
                        As discussed in Note 26, page S-19, the U. S. Steel
                 Group is involved in certain contingencies, the outcome of which cannot presently be determined.
                        As discussed in Note 2, page S-7, in 1993 USX adopted a
                 new accounting standard for postemployment benefits. As discussed in Note 11, page S-13, and Note 12, page S-14, in 1992 USX adopted new accounting standards for postretirement benefits other than pensions and for income taxes, respectively.
                        The U. S. Steel Group is a business unit of USX
                 Corporation (as described in Note 1, page S-7); accordingly, the financial statements of the U. S. Steel Group should be read in connection with the consolidated financial statements of USX Corporation and Subsidiary Companies.


                 Price Waterhouse
                 600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 8, 1994

Statement of Operations

(Dollars in millions)                                                            1993            1992          1991
...................................................................................................................
SALES                                                                       $   5,612      $     4,919   $    4,864
OPERATING COSTS:
   Cost of sales (excludes items shown below)                                   4,962            4,776        4,732
   Selling, general and administrative expenses (Note 10, page S-12)             (108)            (122)        (101)
   Depreciation, depletion and amortization                                       314              288          253
   Taxes other than income taxes (Note 13, page S-15)                             209              208          195
   Restructuring charges (Note 4, page S-9)                                        42               10          402
   B&LE litigation charge (Note 5, page S-9)                                      342               --           --
                                                                            ---------        ---------     --------
       Total operating costs                                                    5,761            5,160        5,481
                                                                            ---------        ---------     --------
OPERATING LOSS                                                                   (149)            (241)        (617)
Other income (Note 9, page S-11)                                                  210                5            9
Interest and other financial income (Note 9, page S-11)                            59               18           20
Interest and other financial costs (Note 9, page S-11)                           (330)            (176)        (168)
                                                                            ---------        ---------     --------
TOTAL LOSS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                    (210)            (394)        (756)
Less provision (credit) for estimated income
    taxes (Note 12, page S-14)                                                    (41)            (123)        (249)
                                                                            ---------        ---------     --------
TOTAL LOSS BEFORE CUMULATIVE EFFECT OF CHANGES
   IN ACCOUNTING PRINCIPLES                                                      (169)            (271)        (507)
Cumulative effect of changes in accounting principles:
   Postemployment benefits (Note 2, page S-7)                                     (69)              --           --
   Postretirement benefits other than
    pensions (Note 11, page S-13)                                                  --           (1,159)          --
   Income taxes (Note 12, page S-14)                                               --             (176)          --
                                                                            ---------        ---------     --------
NET LOSS                                                                         (238)          (1,606)        (507)
Dividends on preferred stock                                                      (21)              (3)          (2)
                                                                            ---------        ---------     --------
NET LOSS APPLICABLE TO STEEL STOCK                                          $    (259)      $   (1,609)   $    (509)
...................................................................................................................

Income Per Common Share of Steel Stock
                                                                                 1993            1992          1991
...................................................................................................................
PRIMARY AND FULLY DILUTED:
Total loss before cumulative effect of changes in
   accounting principles applicable to Steel Stock                          $   (2.96)      $    (4.92)   $  (10.00)
Cumulative effect of changes in accounting principles                           (1.08)          (23.93)          --
                                                                            ---------        ---------     --------
Net loss applicable to Steel Stock                                          $   (4.04)      $   (28.85)   $  (10.00)
Weighted average shares, in thousands
      -- primary and fully diluted                                             64,370           55,764       50,948
...................................................................................................................

See Note 22, page S-18, for a description of net income per common share. The accompanying notes are an integral part of these financial statements.

Balance Sheet

(Dollars in millions)                                                        December 31        1993          1992
- - ------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                 $    79       $    22
   Receivables, less allowance for doubtful accounts
    of $5 and $5 (Note 19, page S-16)                                                            583           400
   Receivables from other groups (Note 14, page S-15)                                             13            47
   Inventories (Note 16, page S-15)                                                              629           644
   Deferred income tax benefits (Note 12, page S-14)                                             269           207
   Other current assets                                                                            2             1
                                                                                             -------       -------
       Total current assets                                                                    1,575         1,321

Long-term receivables and other investments,
   less reserves of $22 and $32 (Note 15, page S-15)                                             685           724
Property, plant and equipment -- net (Note 18, page S-16)                                      2,653         2,809
Long-term deferred income tax benefits (Note 12, page S-14)                                      538           507
Prepaid pensions (Note 10, page S-12)                                                          1,084           861
Other noncurrent assets                                                                           81            29
                                                                                             -------       -------
       Total assets                                                                          $ 6,616       $ 6,251
- - ------------------------------------------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
   Notes payable                                                                             $    --       $    15
   Accounts payable (Note 5, page S-9)                                                         1,048           579
   Payroll and benefits payable                                                                  349           336
   Accrued taxes                                                                                 180           165
   Accrued interest                                                                               33            41
   Long-term debt due within one year (Note 7, page S-10)                                         11           127
                                                                                             -------       -------
       Total current liabilities                                                               1,621         1,263

Long-term debt (Note 7, page S-10)                                                             1,540         2,132
Employee benefits (Note 11, page S-13)                                                         2,491         2,182
Deferred credits and other liabilities                                                           347           427
                                                                                             -------       -------
       Total liabilities                                                                       5,999         6,004

STOCKHOLDERS' EQUITY (Note 20, page S-17)
Preferred stock                                                                                   32            25
Common stockholders' equity                                                                      585           222
                                                                                             -------       -------
       Total stockholders' equity                                                                617           247
                                                                                             -------       -------
       Total liabilities and stockholders' equity                                            $ 6,616       $ 6,251
- - ------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                                            1993            1992          1991
- - -------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net loss                                                                     $   (238)       $  (1,606)    $   (507)
Adjustments to reconcile to net cash provided
   from (used in) operating activities:
     Accounting principle changes                                                  69            1,335           --
     Depreciation, depletion and amortization                                     314              288          253
     Pensions                                                                    (216)            (250)        (200)
     Postretirement benefits other than pensions                                   97                1            1
     Deferred income taxes                                                        (38)             (97)        (146)
     Gain on disposal of assets                                                  (216)             (23)         (18)
     Restructuring charges                                                         42               10          402
     B&LE litigation -- net of payments                                           287               --           --
     Changes in: Current receivables -- sold                                       50              (40)        (170)
                                     -- operating turnover                       (214)             131          332
                Inventories                                                        14              (21)          59
                Current accounts payable and accrued expenses                     182              133           52
     All other items -- net                                                       (47)              50          (49)
                                                                             --------        ---------     --------
       Net cash provided from (used in) operating activities                       86              (89)           9
                                                                             --------        ---------     --------

INVESTING ACTIVITIES:
Capital expenditures                                                             (198)            (298)        (432)
Disposal of assets                                                                291               39           26
Loans to public                                                                   (15)             (33)        (150)
Principal collected on loans to public                                             66               38           20
Sale (repurchase) of loans receivable                                             (50)             (24)          85
All other items -- net                                                            (10)             (49)          (5)
                                                                             --------        ---------     --------
       Net cash provided from (used in) investing activities                       84             (327)        (456)
                                                                             --------        ---------     --------
FINANCING ACTIVITIES (Note 3, page S-8)
U. S. Steel Group activity -- USX debt attributed to all groups -- net           (713)             218          563
Specifically attributed debt:
   Borrowings                                                                      12               17           12
   Repayments                                                                     (29)             (32)         (36)
Financing agreements -- repayments                                                 --               --          (37)
Preferred stock issued                                                            336               --           --
Steel Stock repurchased                                                            --               --          (13)
Steel Stock issued                                                                366              212           16
Dividends paid                                                                    (85)             (56)         (49)
                                                                             --------        ---------     --------
       Net cash provided from (used in) financing activities                     (113)             359          456
                                                                             --------        ---------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               57              (57)           9

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     22               79           70
                                                                             --------        ---------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $     79        $      22     $     79
- - -------------------------------------------------------------------------------------------------------------------

See Note 8, page S-10, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

                Notes to Financial Statements

1. BASIS OF PRESENTATION

                USX Corporation (USX) has three classes of common stock: USX --
                U. S. Steel Group Common Stock (Steel Stock), USX -- Marathon Group Common Stock (Marathon Stock) and USX -- Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the U. S. Steel Group, the Marathon Group and the Delhi Group, respectively.
                    The financial statements of the U. S. Steel Group include
                the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group or the Delhi Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The U. S. Steel Group, which consists primarily of steel operations, includes one of the largest domestic integrated steel producers and is primarily engaged in the production and sale of a wide range of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services and technology licensing. Other businesses that are part of the
                U. S. Steel Group include real estate development and management, fencing products, leasing and financing activities, and a majority interest in a titanium metal products company. The U. S. Steel Group financial statements are prepared using the amounts included in the USX consolidated financial statements.
                    Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of Steel Stock, Marathon Stock and Delhi Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the U. S. Steel Group, the Marathon Group or the Delhi Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of common stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

                PRINCIPLES APPLIED IN CONSOLIDATION - These financial statements include the accounts of the U. S. Steel Group. The
                U. S. Steel Group, the Marathon Group and the Delhi Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.
                    Investments in other entities in which the U. S. Steel
                Group has significant influence in management and control are accounted for using the equity method of accounting and are carried in the investment account at the U. S. Steel Group's share of net assets plus advances. The proportionate share of income from equity investments is included in other income.
                    Investments in marketable equity securities are carried at lower of cost or market and investments in other companies are carried at cost, with income recognized when dividends are received.

                NEW ACCOUNTING STANDARDS - The following accounting standard was adopted by USX during 1993:

                    Postemployment benefits - Effective January 1, 1993, USX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The
                    U. S. Steel Group is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $69 million, net of $40 million income tax effect. The effect of the change in accounting principle reduced 1993 operating income by $21 million.

                    USX has not adopted Statement of Financial Accounting
                Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114 requires impairment of loans based on either the sum of discounted cash flows or the fair value of underlying collateral. USX expects to adopt SFAS No. 114 in the first quarter of 1995. Based on preliminary estimates, USX expects the unfavorable effect of adopting SFAS No. 114 for the U. S. Steel Group will be less than $2 million.

                CASH AND CASH EQUIVALENTS -- Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

                INVENTORIES -- Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                HEDGING TRANSACTIONS -- Commodity swaps are used to hedge exposure to price fluctuations relevant to the purchase of natural gas. Such transactions are accounted for as part of the commodity being hedged. Forward contracts are used to hedge currency risks, and the accounting is based on the requirements of Statement of Financial Accounting Standards No. 52.

                PROPERTY, PLANT AND EQUIPMENT -- Depreciation is generally computed using a modified straight-line method based upon estimated lives of assets and production levels. In 1992, the
                U. S. Steel Group revised the modification factors used in the depreciation of steel producing assets accounted for by the modified straight-line method to reflect that raw steel production capability is entirely continuous cast. The revised modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.
                    Depletion of mineral properties is based on rates which are expected to amortize cost over the estimated tonnage of minerals to be removed.
                    When an entire plant, major facility or facilities
                depreciated on an individual basis are sold or otherwise disposed of, any gain or loss is reflected in income. Proceeds from disposal of other facilities depreciated on a group basis are credited to the depreciation reserve with no immediate effect on income.

                INSURANCE -- The U. S. Steel Group is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

                RECLASSIFICATIONS -- Certain reclassifications of prior years' data have been made to conform to 1993 classifications.


3. CORPORATE ACTIVITIES

                FINANCIAL ACTIVITIES -- As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the U. S. Steel Group, the Marathon Group and the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 6, page S-9, for the
                U. S. Steel Group's portion of USX's financial activities attributed to all three groups. However, certain transactions such as leases, production payment financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

                CORPORATE GENERAL & ADMINISTRATIVE COSTS -- Corporate general and administrative costs are allocated to the U. S. Steel Group, the Marathon Group and the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the U. S. Steel Group were $33 million in both 1993 and 1992, and $45 million in 1991, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

                COMMON STOCK TRANSACTIONS -- All financial statement impacts of purchases and issuances of Steel Stock after the change of USX common stock into Marathon Stock and the distribution of Steel Stock on May 6, 1991, are reflected in their entirety in the
                U. S. Steel Group financial statements. Financial statement impacts of treasury stock transactions occurring before May 7, 1991, have been attributed to the two groups in relationship to their respective common equity. The initial dividend on the Steel

                Stock was paid on September 10, 1991. Dividends paid by USX prior to September 10, 1991, were attributed to the U. S.
                Steel Group and the Marathon Group based upon the relationship of the initial dividends on the Steel Stock and Marathon Stock.

                INCOME TAXES -- All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds have been reflected in the U. S. Steel Group, the Marathon Group and the Delhi Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the U. S. Steel Group, the Marathon Group and the Delhi Group, for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.
                    For tax provision and settlement purposes, tax benefits
                resulting from attributes (principally net operating losses), which cannot be utilized by one of the three groups on a separate return basis but which can be utilized on a consolidated basis in that year or in a carryback year, are allocated to the group that generated the attributes. However, if such tax benefits cannot be utilized on a consolidated basis in that year or in a carryback year, the prior years' allocation of such consolidated tax effects is adjusted in a subsequent year to the extent necessary to allocate the tax benefits to the group that would have realized the tax benefits on a separate return basis.
                    The allocated group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the groups had filed separate tax returns; however, such allocation should not result in any of the three groups paying more income taxes over time than it would if it filed separate tax returns, and in certain situations, could result in any of the three groups paying less.

4. RESTRUCTURING CHARGES

                The 1993 restructuring action involving the planned closure of a Pennsylvania coal mine resulted in a $42 million charge to operating income, primarily related to the writedown of property, plant and equipment, contract termination, and mine closure cost. A $10 million restructuring charge for the completion of the 1991 restructuring plan related to steel operations reduced operating income in 1992. The 1991 restructuring actions resulted in a $402 million charge to operating income, primarily related to write-downs of property, plant and equipment and employee costs related to the permanent closing of certain steel facilities.

5. B&LE LITIGATION CHARGES

                Pretax income (loss) in 1993 included a $506 million charge related to the adverse decision in the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad (B&LE) (Note 26, page S-19). Charges of $342 million were included in operating costs and $164 million included in interest and other financial costs. The effect on 1993 net income (loss) was $325 million unfavorable ($5.04 per share of Steel Stock). At December 31, 1993, accounts payable included $376 million for this litigation.

6. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS

                As described in Note 3, page S-8, the U. S. Steel Group's portion of USX's financial activities attributed to all groups based on their respective cash flows (which excludes amounts specifically attributed to any of the groups, Note 7, page S-10) is as follows:

                                                                             U. S. Steel Group        Consolidated USX(a)
                                                                             -----------------        -------------------
                 (In millions)                       December 31             1993         1992        1993            1992
                 ..........................................................................................................
                 Cash and cash equivalents                                 $   47       $    3      $   196         $    8
                 ..........................................................................................................
                 Notes payable                                             $   --       $   15      $    --         $   45
                 Long-term debt due within one year (Note 7, page S-10)         7          105           31            311
                 Long-term debt (Note 7, page S-10)                         1,360        1,950        5,683          5,761
                                                                           ------       ------      -------         ------
                     Total liabilities                                     $1,367       $2,070      $ 5,714         $6,117
                 ..........................................................................................................
                 Preferred stock                                           $   25       $   25      $   105         $  105
                 ..........................................................................................................

                                                                                    U. S. Steel Group(b)        Consolidated USX
                                                                                 ------------------------    ---------------------
                 (In millions)               Year ended December 31               1993     1992    1991       1993    1992    1991
                 ...................................................................................................................
                 Net interest and other financial costs (Note 9, page S-11)      $(125)   $(145)  $(120)     $(471)  $(458)  $(475)
                 ...................................................................................................................

                 (a) For details of USX notes payable, long-term debt and
                     preferred stock, see Notes 13, page U-18; 14, page U-19; and 19, page U-21, respectively, to the USX consolidated financial statements.
                 (b) The U. S. Steel Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

7. LONG-TERM DEBT

                 The U. S. Steel Group's portion of USX's consolidated long-term debt is as follows:

                                                                                      U. S. Steel Group        Consolidated USX(a)
                                                                                      -----------------        ------------------
                 (In millions)                            December 31                 1993        1992         1993          1992
                 ................................................................................................................
                 Specifically attributed debt(b):
                  Sale-leaseback financing and capital leases                      $   117     $   121      $   142       $   147
                  Debt of 51%-owned company                                             67          62           67            62
                  Seamless pipe mill debt                                               --          21           --            21
                                                                                   -------     -------      -------       -------
                     Total                                                             184         204          209           230
                  Less amount due within one year                                        4          22            4            23
                                                                                   -------     -------      -------       -------
                     Total specifically attributed long-term debt                  $   180     $   182      $   205       $   207
                 ................................................................................................................
                 Debt attributed to all three groups(c)                            $ 1,386     $ 2,081      $ 5,790       $ 6,149
                  Less unamortized discount                                             19          26           76            77
                  Less amount due within one year                                        7         105           31           311
                                                                                   -------     -------      -------       -------
                     Total long-term debt attributed to all three groups           $ 1,360     $ 1,950      $ 5,683       $ 5,761
                 ................................................................................................................
                 Total long-term debt due within one year                          $    11     $   127      $    35       $   334
                 Total long-term debt due after one year                             1,540       2,132        5,888         5,968
                 ................................................................................................................

                 (a) See Note 14, page U-19, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
                 (b) As described in Note 3, page S-8, certain financial
                     activities are specifically attributed only to the U. S.
                     Steel Group, the Marathon Group or the Delhi Group.
                 (c) Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three
                     groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page S-8, 6, page S-9, and 8, page S-10).

8. SUPPLEMENTAL CASH FLOW INFORMATION

                 (In millions)                                                               1993        1992       1991
                 ........................................................................................................
                 CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES INCLUDED:
                  Interest and other financial costs paid (net of amount capitalized)     $  (257)   $   (155)   $  (145)
                  Income taxes refunded, including settlements with other groups               31          76        259
                 ........................................................................................................
                 USX DEBT ATTRIBUTED TO ALL THREE GROUPS -- NET:
                  Commercial paper:
                   Issued                                                                 $ 2,229    $  2,412    $ 3,956
                   Repayments                                                              (2,598)     (2,160)    (4,012)
                  Credit agreements:
                   Borrowings                                                               1,782       6,684      5,717
                   Repayments                                                              (2,282)     (7,484)    (5,492)
                  Other credit arrangements -- net                                            (45)        (22)         7
                  Other debt:
                   Borrowings                                                                 791         742        851
                   Repayments                                                                (318)       (381)      (179)
                                                                                          -------    --------    -------
                     Total                                                                $  (441)   $   (209)   $   848
                                                                                          =======    ========    =======
                 U. S. Steel Group activity                                               $  (713)   $    218    $   563
                 Marathon Group activity                                                      261        (410)       285
                 Delhi Group activity                                                          11         (17)        --
                                                                                          -------    --------    -------
                     Total                                                                $  (441)   $   (209)   $   848
                 ........................................................................................................
                 NONCASH INVESTING AND FINANCING ACTIVITIES:
                  Steel Stock issued for Dividend Reinvestment Plan and
                   employee stock option plans                                            $    20    $     18    $     1
                  Capital lease obligations                                                    --          20         --
                  Disposal of assets:
                   Notes received                                                               9          12         --
                   Liabilities assumed by buyers                                               47          --         --
                 ........................................................................................................

9. OTHER ITEMS

                 (In millions)                                                      1993        1992       1991
                 ...................................................................................................
                 OPERATING COSTS INCLUDED:
                  Maintenance and repairs of plant and equipment                 $    821      $   771    $   758
                  Research and development                                             22           23         22
                 ...................................................................................................
                 OTHER INCOME:
                  Gain on disposal of assets                                     $    216(a)   $    23    $    18
                  Income (loss) from affiliates -- equity method                      (11)         (27)       (38)
                  Other income                                                          5            9         29(b)
                                                                                 --------      -------    -------
                     Total                                                       $    210      $     5    $     9

                 INTEREST AND OTHER FINANCIAL INCOME(c):
                  Interest income                                                $     63(a)   $    20    $    22
                  Other                                                                (4)          (2)        (2)
                                                                                 --------      -------    -------
                     Total                                                             59           18         20
                                                                                 --------      -------    -------
                 INTEREST AND OTHER FINANCIAL COSTS(c):
                  Interest incurred                                              $   (133)     $  (154)   $  (135)
                  Less interest capitalized                                             8           10         23
                                                                                 --------      -------    -------
                     Net interest                                                    (125)        (144)      (112)
                  Interest on B&LE litigation                                        (164)          --         --
                  Interest on tax issues                                              (16)         (11)       (10)
                  Amortization of discounts                                           (11)         (12)       (25)
                  Expenses on sales of accounts receivable (Note 19, page S-16)       (12)         (12)       (22)
                  Other                                                                (2)           3          1
                                                                                 --------      -------    -------
                     Total                                                           (330)        (176)      (168)
                                                                                 --------      -------    -------
                 NET INTEREST AND OTHER FINANCIAL COSTS(c) (d)                   $   (271)     $  (158)   $  (148)
                 ...................................................................................................

                 (a) Gains resulted primarily from the sale of the Cumberland coal mine, an investment in an insurance company and the realization of deferred gain resulting from collection of a subordinated note related to the 1988 sale of Transtar, Inc. (Transtar). The collection also resulted in interest income of $37 million.
                 (b) Reflected the $29 million favorable minority interest
                     effect related to a loss of RMI Titanium Company (a 51%-owned company), of which $19 million resulted from restructuring charges.
                 (c) See Note 3, page S-8, for discussion of USX net interest and other financial costs attributable to the U. S. Steel Group.
                 (d) Excluded financial income and costs of finance operations, which are included in operating income.

10. PENSIONS

                 The U. S. Steel Group has noncontributory defined benefit plans covering substantially all employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, contributory pension benefits, which cover participating salaried employees, are based upon years of service and career earnings. The funding policy for defined benefit plans provides that payments to the pension trusts shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved from time to time. Certain of these plans provide benefits to USX corporate employees, and the related costs or credits for such employees are allocated to all three groups (Note 3, page S-8).
                     The U. S. Steel Group also participates in multiemployer
                 plans, most of which are defined benefit plans associated with coal operations.

                 PENSION COST (CREDIT) -- The defined benefit cost for major plans was determined assuming an expected long-term rate of return on plan assets of 10% for 1993 and 11% for 1992 and 1991. The total pension credit is primarily included in selling, general and administrative expenses.

                 (In millions)                                                      1993         1992         1991
                 ..................................................................................................
                 Major plans:
                  Cost of benefits earned during the period                       $    55      $   55       $   54
                  Interest cost on projected benefit
                   obligation (7% for 1993; 8% for 1992 and 1991)                     549         610          621
                  Return on assets:
                   Actual return                                                     (725)       (617)      (1,771)
                   Deferred gain (loss)                                               (77)       (268)         921
                  Net amortization of unrecognized (gains) and losses                  (7)        (14)         (23)
                                                                                  -------      ------       ------
                     Subtotal -- major plans                                         (205)       (234)        (198)
                 Multi-employer and other plans                                         3           3            2
                                                                                  -------      ------       ------
                     Total periodic pension cost (credit)                         $  (202)     $ (231)      $ (196)
                 ..................................................................................................

                 FUNDS' STATUS -- The assumed discount rate used to measure the benefit obligations of major plans was 6.5% and 7% at December 31, 1993, and December 31, 1992, respectively. The assumed rate of future increases in compensation levels was 3% in both years. Plans with accumulated benefit obligations (ABO) in excess of plan assets were not material in 1992.

                 (In millions)                           December 31                    1993                     1992
                 ......................................................................................................
                                                                             PLANS WITH       PLANS WITH
                                                                              ASSETS IN         ABO IN
                                                                               EXCESS           EXCESS
                                                                               OF ABO         OF ASSETS
                                                                             -----------      -----------
                 Reconciliation of funds' status to reported amounts:
                 Projected benefit obligation (a)                             $(8,388)          $ (156)       $ (8,234)
                 Plan assets at fair market value (b)                           8,331               50           8,588
                                                                              -------           ------        --------
                     Assets in excess of (less than)
                      projected benefit obligation                                (57)            (106)            354
                 Unrecognized net loss (gain) from transition to
                  new pension accounting standard                                (504)              19            (555)
                 Unrecognized prior service cost(c)                               815               58             692
                 Unrecognized net loss                                            830               30             374
                 Additional minimum liability (d)                                  --             (100)            (32)
                                                                              -------           ------        --------
                     Net pension asset (liability) included in balance sheet  $ 1,084           $  (99)       $    833
                 ......................................................................................................

                 (a) Projected benefit obligation includes:
                      Vested benefit obligation                               $ 7,564           $  146        $  7,566
                      Accumulated benefit obligation                            8,055              149           7,966
                 (b) Types of assets held:
                      USX stocks                                                         1%                         1%
                      Stocks of other corporations                                      50%                        52%
                      U.S. Government securities                                        29%                        26%
                      Corporate debt instruments and other                              20%                        21%
                 (c) Increase in 1993 primarily due to pension
                      improvements to employees represented by
                      the United Steelworkers of America (USWA)
                 (d) Additional minimum liability is offset by the following:
                      Intangible asset                                        $    --           $   77        $     32
                      Stockholders' equity adjustment (net of deferred
                       income tax and minority interest effects)                   --               14              --
                 ......................................................................................................

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

                 The U. S. Steel Group has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. For union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, benefits have not been prefunded. In 1994, the U. S. Steel Group agreed to establish a Voluntary Employee Beneficiary Association (VEBA) Trust to prefund health care and life insurance benefits for retirees, who are covered under the USWA union agreement. Minimum contributions, in the form of USX Corporation stock or cash, are expected to be $25 million in 1994 and $10 million per year thereafter.
                     In 1992, USX adopted Statement of Financial Accounting
                 Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), which requires accrual accounting for all postretirement benefits other than pensions. USX elected to recognize immediately the transition obligation determined as of January 1, 1992, which represents the excess accumulated postretirement benefit obligation
                 (APBO) for current and future retirees over the fair value of plan assets and recorded postretirement benefit cost accruals. The cumulative effect of the change in accounting principle for the U. S. Steel Group reduced net income $1,159 million, consisting of the transition obligation of $1,837 million, net of $678 million income tax effect.

                 POSTRETIREMENT BENEFIT COST -- Postretirement benefit cost for defined benefit plans for 1993 and 1992 was determined assuming a discount rate of 7% and 8%, respectively, and an expected return on plan assets of 10% for each year presented below:

                 (In millions)                                                               1993             1992
                 ...................................................................................................
                 Cost of benefits earned during the period                                $    26          $    21
                 Interest on APBO                                                             179              175
                 Return on plan assets - actual return                                         (7)              (7)
                                       - deferred loss                                         (5)              (7)
                 Amortization of unrecognized losses                                           10                2
                                                                                          -------          -------
                     Total defined benefit plans                                              203              184
                 Multiemployer plans(a)                                                         9               12
                                                                                          -------          -------
                     Total periodic postretirement benefit cost                           $   212          $   196
                 ...................................................................................................

                 (a) In 1993, a new multi-employer benefit plan created by the
                     Coal Industry Retiree Health Benefit Act of 1992 replaced the previous plan provided under the collective bargaining agreement with the United Mine Workers of America. The
                     U. S. Steel Group is required to make payments to the plan based on assigned beneficiaries receiving benefits, and such payments are expected to increase to approximately $15 million to $25 million in 1994 and subsequent years. The present value of this unrecognized obligation is broadly estimated to be $220 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

                      Prior to 1992, the cost of providing health care benefits
                 to retired employees was recognized as an expense primarily as claims were paid, and the cost of life insurance benefits for retirees was generally accrued during their working years. These costs totaled $144 million for 1991.

                 FUNDS' STATUS -- The following table sets forth the plans' funded status and the amounts reported in the U. S. Steel Group's balance sheet:

                 (In millions)                                            December 31       1993             1992
                 ...................................................................................................
                 Reconciliation of funds' status to reported amounts:
                 Fair value of plan assets                                               $   116          $   129
                 APBO attributable to:
                  Retirees                                                                (2,052)          (1,929)
                  Fully eligible plan participants                                          (218)            (156)
                  Other active plan participants                                            (560)            (547)
                                                                                         -------          -------
                     Total APBO                                                           (2,830)          (2,632)
                                                                                         -------          -------
                     APBO in excess of plan assets                                       $(2,714)         $(2,503)

                  Unrecognized net loss                                                      528              377
                  Unamortized prior service cost                                               5               16
                                                                                         -------          -------
                     Accrued liability included in balance sheet                         $(2,181)         $(2,110)
                 ...................................................................................................

                     The assumed discount rate used to measure the APBO was
                 6.5% and 7% at December 31, 1993, and December 31, 1992, respectively. The assumed rate of future increases in compensation levels was 3% for both years. The weighted average health care cost trend rate in 1994 is approximately 8%, gradually declining to an ultimate rate in 1997 of approximately 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1993 net periodic postretirement benefit cost by $28 million and would have increased the APBO as of December 31, 1993, by $326 million.

                 Settlements -- Other income disclosed in Note 9, page S-11, included a settlement gain of $24 million resulting from the sale of the Cumberland coal mine.

12. INCOME TAXES

                 Income tax provisions and related assets and liabilities attributed to the U.S. Steel Group are determined in accordance with the USX group tax allocation policy
                 (Note 3, page S-9).
                     In 1992, USX adopted Statement of Financial Accounting
                 Standards No. 109, "Accounting for Income Taxes" (SFAS No.
                 109), which requires an asset and liability approach in accounting for income taxes. Under this method, deferred income tax assets and liabilities are established to reflect the future tax consequences of carryforwards and differences between the tax bases and financial bases of assets and liabilities. The cumulative effect of the change in accounting principle determined as of January 1, 1992, reduced net income $176 million.
                     Provisions (credits) for estimated income taxes:

                                                  1993                            1992                            1991(a)
                                       ----------------------------     ---------------------------      --------------------------
                 (In millions)         Current    Deferred    Total     Current   Deferred    Total      Current   Deferred  Total
                 ..................................................................................................................
                 Federal               $  (1)      $  (63)   $  (64)    $  (31)     $ (106)  $ (137)     $ (113)    $ (139)  $ (252)
                 State and local          (2)          25        23          3           9       12          --         --       --
                 Foreign                  --           --        --          2          --        2           3         --        3
                                       ------      ------    ------     ------      ------   ------      ------     ------    -----
                 Total                 $  (3)      $  (38)   $  (41)    $  (26)     $  (97)  $ (123)     $ (110)    $ (139)  $ (249)
                 ..................................................................................................................


                 (a) Computed in accordance with Accounting Principles Board Opinion No. 11. The deferred tax benefit of $139 million in 1991 was primarily the net result of the generation of federal tax loss carryforwards and timing differences related to restructuring charges and pension accruals.

                       In 1993, the cumulative effect of the change in
                 accounting principle for postemployment benefits included a deferred tax benefit of $40 million (Note 2, page S-7). In 1992, the cumulative effect of the change in accounting principle for other postretirement benefits included a deferred tax benefit of $678 million (Note 11, page S-13).
                       Reconciliation of federal statutory tax rate (35% in
                 1993, and 34% in 1992 and 1991) to total provisions (credits):

                 (In millions)                                                              1993        1992          1991
                 ..................................................................................................................
                 Statutory rate applied to income (loss) before tax                      $   (74)    $  (134)      $  (257)
                 Remeasurement of deferred income tax assets for
                     statutory rate increase as of January 1, 1993                           (15)         --            --
                 Excess percentage depletion                                                  (8)         (9)           (9)
                 Foreign income taxes after federal income tax benefit                        --           2             3
                 State income taxes after federal income tax benefit                          15           8            --
                 Federal income tax effect on earnings of foreign subsidiaries                (2)         (1)           (6)
                 Sale of investment in subsidiary                                              7          --            --
                 Adjustment of prior years' tax                                               21           2             4
                 Adjustment of prior years' valuation allowances                              10          --            --
                 Other                                                                         5           9            16
                                                                                         -------     -------       -------
                     Total                                                               $   (41)    $  (123)      $  (249)
                 ..................................................................................................................

                     Deferred tax assets and liabilities resulted from the
                 following:

                 (In millions)                                        December 31                       1993              1992
                 ..................................................................................................................
                 Deferred tax assets:
                     Federal tax loss carryforwards (expiring in 2006 through 2008)(b)               $     272         $     203
                     State tax loss carryforwards (expiring in 1994 through 2008)                           92                89
                     Employee benefits                                                                   1,086             1,004
                     Receivables, payables and debt                                                         83               152
                     Minimum tax credit carryforwards                                                       86                91
                     Contingency and other accruals                                                        248               182
                     General business credit carryforwards                                                  30                30
                     Other                                                                                  73                63
                     Valuation allowances(c)                                                              (204)             (173)
                                                                                                     ---------         ---------
                     Total deferred tax assets                                                           1,766             1,641
                                                                                                     ---------         ---------
                 Deferred tax liabilities:
                     Property, plant and equipment                                                         486               490
                     Prepaid pensions                                                                      429               350
                     Inventory                                                                               8                 9
                     Federal effect of state deferred tax assets                                            12                18
                     Other                                                                                  33                60
                                                                                                     ---------         ---------
                     Total deferred tax liabilities                                                        968               927
                                                                                                     ---------         ---------
                     Net deferred tax assets                                                         $     798         $     714
                 ..................................................................................................................

                 (b) Includes the benefit of federal tax loss carryforwards associated with a majority owned subsidiary which is not included in USX's consolidated federal tax return of $26 million and $21 million at December 31, 1993 and 1992, respectively, for which a full valuation allowance has been provided at both dates.
                 (c) Valuation allowances have been established for certain federal and state income tax assets. The valuation allowances increased $31 million primarily for certain tax credits and tax loss carryforwards which USX may not fully utilize.

                     The consolidated tax returns of USX for the years 1988
                 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

13. TAXES OTHER THAN INCOME TAXES

                 (In millions)                                                                1993        1992          1991
                 ...........................................................................................................
                 Payroll taxes                                                           $      86   $      82     $      81
                 Property taxes                                                                 70          67            62
                 Other state, local and miscellaneous taxes                                     53          59            52
                                                                                         ---------   ---------     ---------
                     Total                                                               $     209   $     208     $     195
                 ...........................................................................................................

14. INTERGROUP TRANSACTIONS

                 PURCHASES AND SALES -- U. S. Steel Group purchases from the Marathon Group totaled $10 million, $16 million and $14 million in 1993, 1992 and 1991, respectively. These transactions were conducted on an arm's length basis.

                 RECEIVABLES FROM THE MARATHON GROUP AND THE DELHI GROUP --
                 U. S. Steel Group receivables from the Marathon Group totaled $13 million and $41 million at December 31, 1993 and 1992, respectively. U. S. Steel Group receivables from the Delhi Group totaled $6 million at December 31, 1992. These amounts represent receivables for income taxes determined in accordance with the tax allocation policy described in Note 3, page S-9. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.

15. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

                 (In millions)                                        December 31                         1993          1992
                 ...........................................................................................................
                 Receivables due after one year                                                      $      90     $      92
                 Equity method investments                                                                 522           519
                 Cost method companies                                                                       3            41
                 Other                                                                                      70            72
                                                                                                     ---------     ---------
                     Total                                                                           $     685     $     724
                 ...........................................................................................................

                     The following financial information summarizes U. S. Steel
                 Group's share in investments accounted for by the equity method:

                 (In millions)                                                                1993        1992          1991
                 ...........................................................................................................
                 Income data -- year:
                     Sales                                                                  $1,291      $1,087        $1,192
                     Operating income                                                           35           4            13
                     Loss before cumulative effect of change
                      in accounting principle                                                  (11)        (27)          (38)
                     Net loss                                                                  (11)        (50)          (38)
                 ...........................................................................................................
                 Dividends and partnership distributions                                    $    6      $    2        $   26
                 ...........................................................................................................
                 Balance sheet data -- December 31:
                     Current assets                                                         $  413      $  381
                     Noncurrent assets                                                         779         871
                     Current liabilities                                                       381         334
                     Noncurrent liabilities                                                    430         452
                 ...........................................................................................................

                     U. S. Steel Group purchases of transportation services and semi-finished steel from equity affiliates totaled $313 million, $273 million and $287 million in 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992, U. S. Steel Group payables to these affiliates totaled $17 million and $18 million, respectively. U. S. Steel Group sales of steel and raw materials to equity affiliates totaled $526 million, $249 million and $282 million in 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992, U. S. Steel Group receivables from these affiliates was $168 million and $86 million, respectively. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

16. INVENTORIES

                 (In millions)                                        December 31             1993        1992
                 .............................................................................................
                 Raw materials                                                           $     108   $     172
                 Semi-finished products                                                        329         273
                 Finished products                                                             125         123
                 Supplies and sundry items                                                      67          76
                                                                                         ---------   ---------
                     Total                                                               $     629   $     644
                 .............................................................................................

                     At December 31, 1993, and December 31, 1992, the LIFO
                 method accounted for 89% and 91% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $340 million in 1993 and $390 million in 1992.
                     Cost of sales was reduced by $11 million in 1993, $24
                 million in 1992 and $36 million in 1991 as a result of liquidations of LIFO inventories.

17. LEASES

                 Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                       Capital     Operating
                 (In millions)                                                                          Leases        Leases
                 ............................................................................................................
                 1994                                                                                $      13     $      74
                 1995                                                                                       13            63
                 1996                                                                                       13            48
                 1997                                                                                       13            35
                 1998                                                                                       12            32
                 Later years                                                                               159           217
                 Sublease rentals                                                                          --             (8)
                                                                                                     ---------     ---------
                     Total minimum lease payments                                                    $     223     $     461
                                                                                                                   =========
                  Less imputed interest costs                                                              106
                                                                                                     ---------
                     Present value of net minimum lease payments
                      included in long-term debt                                                     $     117
                 ...........................................................................................................
                     Operating lease rental expense:

                 (In millions)                                                                1993        1992          1991
                 ............................................................................................................
                 Minimum rental                                                          $     106    $    112     $     114
                 Contingent rental                                                              41          35            37
                 Sublease rentals                                                               (3)         (3)           (4)
                                                                                         ---------    --------     ---------
                     Net rental expense                                                  $     144    $    144     $     147
                 ............................................................................................................

                     The U. S. Steel Group leases a wide variety of facilities
                 and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Contingent rental includes payments based on facility production and operating expense escalation on building space. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling $77 million may be declared immediately due and payable.

18. PROPERTY, PLANT AND EQUIPMENT

                 (In millions)                                        December 31                         1993          1992
                 ............................................................................................................
                 Land and depletable property                                                        $     154     $     159
                 Buildings                                                                                 521           536
                 Machinery and equipment                                                                 7,845         8,021
                 Leased assets                                                                             117           126
                                                                                                     ---------     ---------
                     Total                                                                               8,637         8,842
                 Less accumulated depreciation, depletion and amortization                               5,984         6,033
                                                                                                     ---------     ---------
                     Net                                                                             $   2,653     $   2,809
                 ............................................................................................................

                     Amounts included in accumulated depreciation, depletion
                 and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $41 million and $37 million at December 31, 1993, and December 31, 1992, respectively.

19. SALES OF RECEIVABLES

                 ACCOUNTS RECEIVABLE - The U. S. Steel Group has entered into an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. Collections on sold accounts receivable will be forwarded to the buyers at the end of the agreement in 1994, in the event of earlier contract termination or if a sufficient quantity of eligible accounts receivable is not available to reinvest in for the buyers. The balance of sold accounts receivable averaged $333 million, $310 million and $350 million for the years 1993, 1992 and 1991, respectively. At December 31, 1993, the balance of sold accounts receivable that had not been collected was $340 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed
                 $70 million. The U. S. Steel Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the
                 U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

                 LOANS RECEIVABLE -- Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. In 1993, 1992 and 1991, USX Credit net sales (repurchases) of loans receivable totaled $(50) million, $(24) million and $85 million, respectively. At December 31, 1993, the balance of sold loans receivable subject to recourse was $205 million.
                 USX Credit is not actively seeking new loans at this time. USX Credit is subject to market risk through fluctuations in short-term market rates on sold loans which pay fixed interest rates. USX Credit significantly reduces credit risk through a credit policy, which requires that loans be secured by the real property or equipment financed, often with additional security such as letters of credit, personal guarantees and committed long-term financing takeouts. Also, USX Credit diversifies its portfolio as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. As of December 31, 1993, and December 31, 1992, USX Credit had outstanding loan commitments of $29 million and $32 million, respectively. In the event of a change in control of USX, as defined in the agreement, the
                 U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions

                     Estimated credit losses under the limited recourse
                 provisions for both accounts receivable and loans receivable are recognized when the receivables are sold consistent with bad debt experience. Recognized liabilities for future recourse obligations of sold receivables were $3 million and $1 million at December 31, 1993, and December 31, 1992, respectively.

20. STOCKHOLDERS' EQUITY

                 (Dollars in millions)                                               1993         1992         1991
                 ....................................................................................................
                 PREFERRED STOCK:
                  Balance at beginning of year                                     $   25       $   25       $   25
                  Issued(a)                                                             7           --           --
                                                                                   ------       ------       ------
                  Balance at end of year                                           $   32       $   25       $   25
                 ....................................................................................................
                 COMMON STOCKHOLDERS' EQUITY (NOTE 3, PAGE S-8)
                  Balance at beginning of year                                     $  222       $1,667       $2,219
                  Net loss                                                           (238)      (1,606)        (507)
                  Steel Stock issued                                                  370          216           17
                  Steel Stock repurchased                                              --           --          (12)
                  Preferred stock issued                                              329           --           --
                  Dividends on preferred stock                                        (21)          (3)          (2)
                  Dividends on Steel Stock
                   (per share: $1.00 in 1993 and 1992; and $.94 in 1991)(b)           (65)         (55)         (48)
                  Foreign currency translation adjustments (Note 23, page S-18)         1            2           --
                  Deferred compensation adjustments                                     1            1            1
                  Minimum pension liability adjustment (Note 10, page S-12)           (14)          --           --
                  Other                                                                --           --           (1)
                                                                                   ------       ------       ------
                  Balance at end of year                                           $  585       $  222       $1,667
                 ....................................................................................................
                 TOTAL STOCKHOLDERS' EQUITY                                        $  617       $  247       $1,692
                 ....................................................................................................

                 (a) For details of 6.50% Cumulative Convertible Preferred
                     Stock, which was sold in 1993 for net proceeds of $336 million and attributed entirely to the U. S. Steel Group, see Note 19, page U-21 to the USX consolidated financial statements.
                 (b) The initial dividend on the Steel Stock was paid on
                     September 10, 1991. Dividends paid by USX prior to that date were attributed to the U. S. Steel Group and the Marathon Group based upon the relationship of the initial dividends on the Steel Stock and Marathon Stock.

21. DIVIDENDS

                 In accordance with the USX Certificate of Incorporation, dividends on the Steel Stock, Marathon Stock and Delhi Stock are limited to the legally available funds of USX. Net losses of the U. S. Steel Group, the Marathon Group or the Delhi Group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Steel Stock based on the financial condition and results of operations of the U. S. Steel Group, although it has no obligation under Delaware Law to do so. In making its dividend decisions with respect to Steel Stock, the Board of Directors considers, among other things, the long-term earnings and cash flow capabilities of the U. S. Steel Group as well as the dividend policies of similar publicly traded steel companies.
                     Dividends on the Steel Stock are further limited to the
                 Available Steel Dividend Amount. At December 31, 1993, the Available Steel Dividend Amount was at least $1.849 billion. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

22. NET INCOME PER COMMON SHARE

                 The method of calculating net income (loss) per share for the Steel Stock, Marathon Stock and Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the U. S. Steel Group, the Marathon Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.
                     For purposes of computing net income (loss) per share of
                 Steel Stock for periods prior to May 7, 1991, the numbers of shares of Steel Stock are assumed to be one-fifth of the total corresponding numbers of shares of USX common stock.
                     Primary net income (loss) per share is calculated by
                 adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.
                     Fully diluted net income (loss) per share assumes
                 conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options and surrender of stock appreciation rights, provided, in each case, the effect is not antidilutive.

23. FOREIGN CURRENCY TRANSLATION

                 Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1993, 1992 and 1991, respectively, the aggregate foreign currency transaction losses included in determining net income were $4 million, $2 million and $2 million. An analysis of changes in cumulative foreign currency translation adjustments follows:

                 (In millions)                                                        1993        1992         1991
                 ---------------------------------------------------------------------------------------------------
                 Cumulative foreign currency translation adjustments at January 1   $   (2)     $   (5)      $   (5)
                 Aggregate adjustments for the year:
                  Foreign currency translation adjustments                              --          (1)          --
                  Amount related to disposition of investments                           1           4           --
                 ---------------------------------------------------------------------------------------------------
                 Cumulative foreign currency adjustments at December 31             $   (1)     $   (2)      $   (5)


24. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

                 USX Stock Plans and Stockholder Rights Plan are discussed in
                 Note 20, page U-22, and Note 24, page U-24, respectively, to the USX consolidated financial statements.

25. FAIR VALUE OF FINANCIAL INSTRUMENTS

                 Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. As described in Note 3, page S-8, the U. S. Steel Group's specifically attributed financial instruments and the U. S. Steel Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                                1993                      1992
                                                                      -----------------------    ----------------------
                                                                       Carrying       Fair        Carrying        Fair
                 (In millions)                        December 31       Amount        Value        Amount        Value
                 ------------------------------------------------------------------------------------------------------
                 FINANCIAL ASSETS:
                  Cash and cash equivalents                            $     79    $     79      $      22     $     22
                  Receivables                                               583         583            400          400
                  Long-term receivables and other investments               122         123            148          316(a)
                                                                       --------    --------      --------      --------
                     Total financial assets                            $    784    $    785      $     570     $    738
                                                                       --------    --------      --------      --------

                 FINANCIAL LIABILITIES:
                  Notes payable                                        $     --    $     --      $      15     $     15
                  Accounts payable                                        1,048       1,048            579          579
                  Accrued interest                                           33          33             41           41
                  Long-term debt (including amounts due
                     within one year)                                     1,434       1,472          2,138        2,169
                                                                       --------    --------      --------      --------
                     Total financial liabilities                       $  2,515    $  2,553      $   2,773     $  2,804
                 ------------------------------------------------------------------------------------------------------

                 (a) The difference between carrying value and fair value
                     principally represented the subordinated note related to the earlier sale of a majority interest in Transtar, Inc. (Transtar) which was carried at no value due to the highly leveraged nature of the transaction. The note was paid in full in 1993 resulting in other income of $70 million and interest income of $37 million (Note 9, page S-11).

                     Fair value of financial instruments classified as current
                 assets or liabilities approximate carrying value due to the short-term maturity of the instruments. Fair value of long-term receivables and other investments was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.
                     The U. S. Steel Group's unrecognized financial instruments consist of receivables sold subject to limited recourse, commitments to extend credit, financial guarantees, and commodity swaps. It is not practicable to estimate the fair value of these forms of financial instrument obligations. For details relating to sales of receivables and commitments to extend credit see Note 19, page S-16. For details relating to financial guarantees see Note 26, page S-20. The contract value of open natural gas commodity swaps, as of December 31, 1993 and December 31, 1992 totaled $51 million and $13 million, respectively. The swap arrangements extend for no longer than one year.

26. CONTINGENCIES AND COMMITMENTS

                 USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group.

                 LEGAL PROCEEDINGS --
                  B&LE litigation; MDL-587

                     On January 24, 1994, the U.S. Supreme Court denied a
                 petition for Writ of Certiorari by the B&LE in the Lower
                 Lake Erie Iron Ore Antitrust Litigation (MDL-587).
                 As a result, the decision of the U.S. Court of Appeals for the Third Circuit affirming judgments of approximately $498 million, plus interest, relating to antitrust violations by the B&LE was permitted to stand. In addition, the Third Circuit decision remanded the claims of two plaintiffs for retrial of their damage awards. At trial these plaintiffs asserted claims of approximately $8 million, but were awarded only nominal damages by the jury. A new trial date has not been set. Any damages awarded in a new trial may be more or less than $8 million and would be subject to trebling.
                    The B&LE was a wholly owned subsidiary of USX throughout the period the conduct occurred. It is now a subsidiary of Transtar in which USX has a 45% equity interest. These actions were excluded liabilities in the sale of USX's transportation units in 1988, and USX is obligated to reimburse Transtar for judgments paid by the B&LE.

                    Following the Court of Appeals decision, USX, which had
                 previously accrued $90 million on a pretax basis for this litigation, charged an additional amount of $619 million on a pretax basis in the second quarter of 1993. In late 1993, USX and LTV Steel Corp. ("LTV"), one of the plaintiffs in MDL-587, agreed to settle all of LTV's claims in that action for $375 million. USX made a payment of $200 million on December 29, 1993, and is obligated to pay an additional $175 million not later than February 28, 1994. Claims of three additional plaintiffs were also settled in December 1993.

                 These settlements resulted in a pretax credit of $127 million in the fourth quarter financial results of the U.S. Steel Group. As a result of the denial of the Petition for Writ of Certiorari, judgments for the other MDL-587 plaintiffs
                 (other than the two remanded for retrial), totaling approximately $210 million, including postjudgment interest, are due for payment in the first quarter of 1994.


                 B&LE litigation; Armco
                     In June 1990, following judgments entered on behalf of
                 steel company plaintiffs in MDL-587, Armco Steel filed federal antitrust claims against the B&LE and other railroads in the Federal District Court for the District of Columbia. B&LE successfully challenged the actions for lack of jurisdiction and venue, and the case was transferred to the Federal District Court for the Northern District of Ohio. Other defendant railroads settled with Armco, leaving B&LE as the only remaining defendant. On April 7, 1993, B&LE's motion to dismiss the federal antitrust claims on grounds of statute of limitations was granted. Subsequently, Armco refiled its claims under the Ohio Valentine Act. B&LE's motions for summary judgment on time bar issues and for change of venue are pending, and not yet fully briefed. No discovery has been taken on the merits of Armco's claims, but if Armco survives the present and possibly further pretrial motions and the case proceeds to trial on the merits, Armco's claimed damages are likely to be substantial. Unlike MDL-587, it is USX's position that the Armco case was not an excluded liability in the sale of USX's transportation units to Transtar in 1988, and that USX therefore is not obligated to reimburse Transtar for any judgments rendered in the Armco case; however, this position is being disputed by Transtar and The Blackstone Group, the ultimate owner of 52% of Transtar's outstanding shares.

                 Energy Buyers litigation
                     On December 21, 1992, an arbitrator issued an award for
                 approximately $117 million, plus interest under Ohio law, against USX in Energy Buyers Service Corporation v. USX, a case originally filed in the District Court of Harris County, Texas. Such amount was fully accrued as of December 31, 1992. On December 15, 1993, USX agreed to settle all claims in the case for $95 million and deferred payments of up to $9 million.

                 Pickering litigation
                     On November 3, 1992, the United States District Court for
                 the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages and, pending the court's determinations, USX may appeal. Plaintiffs' counsel has been reported as estimating plaintiffs' anticipated recovery to be in excess of $100 million. USX believes actual damages will be substantially less than plaintiffs' estimates.

                 ENVIRONMENTAL MATTERS --
                     The U. S. Steel Group is subject to federal, state and
                 local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. The U. S. Steel Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Accrued liabilities for remediation and mine reclamation totaled $151 million and $142 million at December 31, 1993 and December 31, 1992, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
                     For a number of years, the U. S. Steel Group has made
                 substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1993 and 1992, such capital expenditures totaled $53 million and $52 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                 GUARANTEES --
                     Guarantees by USX of the liabilities of affiliated
                 entities of the U. S. Steel Group totaled $209 million at December 31, 1993, and $242 million at December 31, 1992. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of December 31, 1993, the largest guarantee for a single affiliate was $96 million.

                 COMMITMENTS --
                     At December 31, 1993, and December 31, 1992, contract
                 commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $105 million and $63 million, respectively.
                     USX has entered into a 15-year take-or-pay arrangement
                 which requires the U. S. Steel Group to accept pulverized coal each month or pay a minimum monthly charge. In 1993, charges for deliveries of pulverized coal which began in 1993 totaled $14 million. In the future, the U. S. Steel Group will be obligated to make minimum payments of approximately $16 million per year. If USX elects to terminate the contract early, a maximum termination payment of $126 million, which declines over the duration of the agreement, may be required.
                     The U. S. Steel Group is a party to a transportation
                 agreement with Transtar for Great Lakes shipments of raw materials required by the U. S. Steel Group. The agreement cannot be canceled until 1999 and requires the U. S. Steel Group to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $68 million in 1993 and $66 million in 1992, including fixed costs of $21 million in each year. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

27. SUBSEQUENT EVENT

                 On February 2, 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million, which will be reflected in their entirety in the U. S. Steel Group financial statements.

Selected Quarterly Financial Data (Unaudited)

                                                        1993                                               1992
                                      ----------------------------------------       --------------------------------------------
(In millions except per share data)  4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.         4th Qtr.    3rd Qtr.    2nd Qtr.  1st Qtr.
.................................................................................................................................
Sales                               $ 1,548   $ 1,429    $ 1,427        $ 1,208        $ 1,214     $ 1,271     $ 1,265    $ 1,169
Operating income(loss)                  137        66(a)    (387)(a)         35(a)        (288)(b)      --          34         13
Operating costs includes:
  B&LE litigation charge
   (credit)                             (96)       --        438             --             --          --          --         --
  Restructuring charges                  42        --         --             --             10          --          --         --
Total income (loss) before
  cumulative effect of
  changes in accounting
  principles                            124        33(a)    (336)(a)         10(a)         (225)        (28)          2       (20)
Net income (loss)                       124        33(a)    (336)(a)        (59)(a)        (225)        (28)          2    (1,355)
.................................................................................................................................
Steel Stock data:
Total income (loss) before
 cumulative effect of
 changes in accounting
 principles applicable to
 Steel Stock                        $   119   $    26    $   (343)      $     8        $  (226)    $   (29)    $     1    $   (20)
 -- Per share: primary                 1.67       .41(a)    (5.71)(a)       .13(a)       (3.80)       (.48)        .03       (.41)
              fully diluted            1.53       .41(a)    (5.71)(a)       .13(a)       (3.80)       (.48)        .03       (.41)
Dividends paid                          .25       .25         .25           .25            .25         .25         .25        .25
Price range of Steel Stock(c)
 -- Low                                30-3/8    27-1/2     35-1/2        31-1/2         22-1/8      24          22-1/4     23-5/8
 -- High                               43-3/8    40-3/4     46            41-1/2         34-3/8      30-3/8      29         29-3/4
...................................................................................................................................

(a) Restated to reflect fourth quarter implementation of SFAS No. 112 (Note 2, page S-7). Operating income declined $5 million and total income before cumulative effect of change in accounting principle (total income) declined $3 million in each of the first three quarters of 1993 due to restatement. Total income per share of common stock declined $.05 in the first and second quarter and $.03 in the third quarter of 1993. In addition, the first quarter net income declined $69 million due to the cumulative effect of the change in accounting principle as of January 1, 1993.
(b) Reflects a decrease of $28 million for a reclassification with no effect on net income.
(c)      Composite tape.



Principal Unconsolidated Affiliates (Unaudited)

             Company                              Country            % Ownership(a)                Activity
....................................................................................................................................
Double Eagle Steel Coating Company             United States              50%                 Steel Processing
National-Oilwell                               United States              50%                 Oilwell Equipment, Supplies
PRO-TEC Coating Company                        United States              50%                 Steel Processing
USS/Kobe Steel Company                         United States              50%                 Steel Products
USS-POSCO Industries                           United States              50%                 Steel Processing
Worthington Specialty Processing               United States              50%                 Steel Processing
Transtar, Inc.                                 United States              45%                 Transportation
....................................................................................................................................

(a)          Ownership interest as of December 31, 1993.


Supplementary Information on Mineral Reserves (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves relating to the U. S. Steel Group, page U-28.

Five-Year Operating Summary

(Thousands of net tons, unless otherwise noted)        1993        1992         1991           1990           1989
.................................................................................................................
RAW STEEL PRODUCTION

 Gary, IN                                              6,624      5,969        5,817          6,740          6,590
 Mon Valley, PA                                        2,507      2,276        2,088          2,607          2,400
 Fairfield, AL                                         2,203      2,146        1,969          1,937          1,488
 All other plants(a)                                      --         44          648          2,335          3,692
                                                       -----      -----        -----          -----          -----
        Total Raw Steel Production                    11,334     10,435       10,522         13,619         14,170
        Total Cast Production                         11,295      8,695        7,088          7,228          7,365
 Continuous cast as % of total production               99.7       83.3         67.4           53.1           52.0
..................................................................................................................

RAW STEEL CAPABILITY (AVERAGE)
 Continuous cast                                      11,850      9,904        8,057          6,950          7,447
 Ingots                                                   --      2,240        6,919          9,451         10,289
                                                       -----      -----        -----          -----          -----
        Total                                         11,850     12,144       14,976         16,401         17,736
        Total production as % of total capability       95.6       85.9         70.3           83.0           79.9
        Continuous cast as % of total capability       100.0       81.6         53.8           42.4           42.0
..................................................................................................................
HOT METAL PRODUCTION                                   9,972      9,270        8,941         11,038         11,509
..................................................................................................................
COKE PRODUCTION                                        6,425      5,917        5,091          6,663          6,008
..................................................................................................................
IRON ORE PELLETS -- MINNTAC, MN
 Production as % of capacity                              90         83           84             85             77
 Shipments                                            15,911     14,822       14,897         14,922         13,768
..................................................................................................................
COAL SHIPMENTS(b)                                     10,980     12,164       10,020         11,325         10,493
..................................................................................................................
STEEL SHIPMENTS BY PRODUCT
 Sheet and tin mill products                           7,717      6,803        6,508          7,709          7,897
 Plate, structural and other
  steel mill products(c)                               1,621      1,473        1,721          2,476          2,619
 Tubular products                                        631        578          617            854            953
                                                      ------     ------       ------         ------         ------
        Total                                          9,969      8,854        8,846         11,039         11,469
        Total as % of domestic steel industry           11.3       10.8         11.2           13.0           13.6
..................................................................................................................
STEEL SHIPMENTS BY MARKET
 Steel service centers                                 2,837      2,680        2,364          3,425          3,034
 Transportation                                        1,805      1,553        1,293          1,502          1,585
 Containers                                              840        715          754            895            746
 Construction                                            669        598          840          1,134          1,122
 Further conversion                                    2,248      1,565        1,354          1,657          2,084
 Export                                                  359        629        1,314            926          1,332
 All other                                             1,211      1,114          927          1,500          1,566
                                                      ------     ------       ------         ------          -----
        Total                                          9,969      8,854        8,846         11,039         11,469
..................................................................................................................

(a) In July 1991, U. S. Steel closed all iron and steel producing operations at Fairless (PA) Works. In April 1992, U. S. Steel closed South (IL) Works.
(b) In June 1993, U. S. Steel sold the Cumberland coal mine. On or about March 31, 1994, U. S. Steel will permanently close the Maple Creek coal mine.
(c) U. S. Steel ceased production of structural products when South Works closed in April 1992.

                THE U. S. STEEL GROUP
                Management's Discussion and Analysis

                     The U. S. Steel Group includes U.S. Steel, which is
                primarily engaged in the production and sale of a wide range of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U.S. Steel Group include real estate development and management, fencing products, leasing and financing activities and a majority interest in a titanium metal products company. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

                     THE U. S. STEEL GROUP'S SALES increased by $693 million in
                1993 from 1992 following an increase of $55 million in 1992 from 1991. The increase in 1993 primarily reflected an increase in steel shipment volumes of approximately 1.1 million tons, higher average steel prices and increased commercial shipments of taconite pellets and coke. The increase in 1992 relative to 1991 was primarily due to significantly higher commercial shipments of coke, improvements in steel shipment volumes from ongoing operations and an improved shipment mix, partially offset by the absence of sales of structural products due to the closure of South (IL) Works early in 1992.

                     THE U. S. STEEL GROUP REPORTED AN OPERATING LOSS of $149
                million in 1993 compared with an operating loss of $241 million in 1992 and an operating loss of $617 million in 1991. The 1993 operating loss included a $342 million charge as a result of the adverse decision in the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad ("B&LE litigation") (which also resulted in $164 million of interest costs) (see Note 5 to the U. S. Steel Group Financial Statements), and restructuring charges of $42 million related to the planned shutdown of the Maple Creek coal mine and preparation plant. The 1992 operating loss included a charge of $10 million for completion of the portion of the 1991 restructuring plan related to steel facilities. Excluding these charges, operating results in 1993 improved by $466 million over 1992 primarily due to higher steel shipment volumes and prices, improved operating efficiencies and lower accruals for environmental and legal contingencies. In addition, 1993 results benefitted from a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits, lower provisions for loan losses by USX Credit and the absence of a 1992 unfavorable effect of $28 million resulting from market valuation provisions for foreclosed real estate assets. These were partially offset by higher hourly steel labor costs, unfavorable effects associated with pension and other employee benefits, lower results from coal operations and a $21 million increase in operating costs related to the adoption of Statement of Financial Accounting Standards No. 112 - Employers' Accounting for Post Employment Benefits ("SFAS No. 112").

                     The operating loss in 1991 included $402 million of
                restructuring charges primarily related to the shutdown of certain steel facilities. Excluding the effect of this item and the 1992 special item previously discussed, operating results decreased by $16 million from 1991 to 1992. The decrease in 1992 was primarily due to higher charges for legal contingencies, increased costs of $42 million related to the adoption of Statement of Financial Accounting Standards No. 106
                - Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106"), higher depreciation charges, increased provisions for loan losses by USX Credit and a $28 million unfavorable effect resulting from market valuation provisions for foreclosed real estate assets. These were partially offset by the favorable effects of savings from cost reduction programs, higher utilization of raw steel and raw material production capability and the absence of costs incurred in 1991 related to the lack of an early labor agreement with the United Steelworkers of America ("USWA").

                Management's Discussion and Analysis CONTINUED


                     OTHER INCOME was $210 million in 1993 compared with $5
                million in 1992 and $9 million in 1991. The increase in 1993 primarily resulted from higher gains from the disposal of assets, including the sale of the Cumberland coal mine, the realization of a $70 million deferred gain resulting from the collection of a subordinated note related to the 1988 sale of Transtar, Inc. ("Transtar") (which also resulted in $37 million of interest income) and the sale of an investment in an insurance company. The decline in 1992 relative to 1991 primarily resulted from the nonrecurrence of 1991's favorable minority interest effect related to RMI Titanium Company ("RMI"), partially offset by reduced losses from equity affiliates.

                     INTEREST AND OTHER FINANCIAL INCOME was $59 million in
                1993. The 1993 amount included $37 million of interest income resulting from collection of the Transtar note. Excluding this item, interest and other financial income was $22 million in 1993, compared with $18 million in 1992 and $20 million in 1991.

                     INTEREST AND OTHER FINANCIAL COSTS were $330 million in
                1993. The 1993 amount included $164 million of interest expense related to the adverse decision in the B&LE litigation. Excluding the effect of this item, interest and other financial costs were $166 million in 1993, compared to $176 million in 1992 and $168 million in 1991. The changes over the three-year period primarily reflected differences in average debt levels.

                     THE CREDIT FOR ESTIMATED INCOME TAXES in 1993 was $41
                million, compared with credits of $123 million in 1992 and $249 million in 1991. The U. S. income tax provision for 1993 included a $15 million favorable effect associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax assets as of January 1, 1993. This benefit was offset by adjustments for prior years' Internal Revenue Service examinations.

                     THE U. S. STEEL GROUP GENERATED A LOSS BEFORE CUMULATIVE
                EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES of $169 million in 1993, compared with a loss of $271 million in 1992 and a loss of $507 million in 1991.

                     THE UNFAVORABLE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
                PRINCIPLES totaled $69 million in 1993 and $1,335 million in 1992. The cumulative effect of adopting SFAS No. 112, determined as of January 1, 1993, decreased 1993 income of the
                U. S. Steel Group by $69 million, net of the income tax effect. The immediate recognition of the transition obligation resulting from the adoption of SFAS No. 106, measured as of January 1, 1992, decreased the U. S. Steel Group's 1992 income by $1,159 million, net of the income tax effect. The cumulative effect of adopting Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS No. 109"), measured as of January 1, 1992, decreased 1992 net income by $176 million. The adoption of SFAS No. 109 had no material effect on the U. S. Steel Group's 1992 income tax expense.

                     THE U. S. STEEL GROUP RECORDED A NET LOSS of $238 million
                in 1993, compared with a net loss of $1,606 million in 1992 and a net loss of $507 million in 1991.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                     CURRENT ASSETS at year-end 1993 increased $254 million
                from year-end 1992 primarily due to increases in receivables and deferred income tax benefits. The increase in receivables was primarily due to an increase in trade receivables as a result of higher steel shipment activity. The increase in deferred income tax benefits primarily reflected an increase in accruals related to the B&LE litigation. The U. S. Steel Group financial statements reflect current and deferred tax assets and liabilities that relate to tax attributes utilized and recognized on a consolidated basis and attributed in accordance with the USX Corporation ("USX") group tax allocation policy (see Note 3 to the U. S. Steel Group Financial Statements).

                Management's Discussion and Analysis CONTINUED


                     PROPERTY, PLANT AND EQUIPMENT (LESS DEPRECIATION)
                decreased $156 million from 1992. The decrease was primarily due to depreciation, the sale of the Cumberland coal mine and the writedown of Maple Creek coal mine assets in connection with the planned closure which, in total, exceeded capital expenditures.

                     PREPAID PENSION ASSETS increased $223 million from
                year-end 1992 mainly as a result of pension credits which primarily reflected the investment performance of defined benefit plan assets.

                     CURRENT LIABILITIES increased $358 million over year-end
                1992 primarily due to an increase in accounts payable, partially offset by a reduction in long-term debt due within one year. The increase in accounts payable in 1993 mainly reflected an increase in accruals related to the B&LE litigation and higher trade payables.

                     TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31,
                1993 was $1,551 million. The $723 million decrease from year-end 1992 primarily reflected cash generated from issuance of 6.50% Cumulative Convertible Preferred Stock ("6.50% Convertible Preferred") and USX-U. S. Steel Group Common Stock ("Steel Stock"), disposal of assets and operating activities, partially offset by capital expenditures, dividend payments and an increase in cash and cash equivalents. The amount of total long-term debt, as well as the amount shown as notes payable, principally represented the U. S. Steel Group's portion of USX debt attributed to all three groups. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                     EMPLOYEE BENEFITS liabilities increased $309 million
                compared with year-end 1992 mainly due to increases in workers' compensation liabilities (including the effects of the adoption of SFAS No. 112), retiree medical liabilities and pension liabilities, partially offset by a decrease in liabilities due to asset sale transactions.

                     DEFERRED CREDITS AND OTHER LIABILITIES decreased $80
                million in 1993 mainly as a result of transfers of certain litigation accruals to current liabilities.

                     STOCKHOLDERS' EQUITY of $617 million at year-end 1993
                increased $370 million from the end of 1992 mainly reflecting the issuance of additional preferred and common equity, partially offset by the 1993 net loss and dividend payments.



Management's Discussion and Analysis of Cash Flows

                     THE U. S. STEEL GROUP'S NET CASH PROVIDED FROM OPERATING
                ACTIVITIES in 1993 was $86 million compared with net cash used in operating activities of $89 million in 1992. The 1993 period was negatively affected by payments of $314 million related to partial settlement of the B&LE litigation and settlement of the Energy Buyers litigation. Excluding these payments, net cash provided from operating activities improved by $489 million in 1993. The increase primarily reflected improved operations and a $103 million favorable effect from the use of available funds from previously established (now depleted) insurance reserves to pay for certain active and retired employee insurance benefits.

                     The U. S. Steel Group's net cash used in operating
                activities in 1992 was $89 million compared to net cash generated of $9 million in 1991. The results primarily reflected unfavorable changes in working capital accounts resulting mainly from a lower settlement from the Marathon Group related to prior years' income taxes in accordance with USX's group tax allocation policy, partially offset by favorable effects due to changes in the amount of sold accounts receivable.

                     CAPITAL EXPENDITURES totaled $198 million in 1993 compared with $298 million in 1992 and $432 million in 1991. The year-to-year reductions over this period primarily reflected the completion of U. S. Steel's continuous cast modernization program, as the Gary (IN) Works caster was completed during 1991 and the Mon Valley (PA) Works caster was completed in 1992. In addition to spending for

                Management's Discussion and Analysis CONTINUED


                the continuous caster at Mon Valley Works, significant projects in 1992 included modernization of the hot strip mill and the electrogalvanizing line at Gary Works. Contract commitments for capital expenditures at year-end 1993 were $105 million, compared with $63 million at year-end 1992. Capital expenditures in 1994 are expected to be approximately $260 million and will include continued expenditures for projects begun in 1993 relative to environmental, hot-strip mill and pickle line improvements at Gary Works and initial expenditures for a blast furnace reline project at Mon Valley Works which is planned for completion in 1995. Capital expenditures in 1995 and 1996 are currently expected to remain at about the same level as in 1994.

                     CASH FROM THE DISPOSAL OF ASSETS totaled $291 million in
                1993, compared with $39 million in 1992 and $26 million in 1991. The 1993 amount primarily reflected the realization of proceeds from a subordinated note related to the 1988 sale of Transtar and the sales of the Cumberland coal mine and investments in an insurance company and a foreign manganese mining affiliate.

                     FINANCIAL OBLIGATIONS decreased by $730 million in 1993,
                compared with an increase of $203 million in 1992 and an increase of $502 million in 1991. The decrease in 1993 primarily reflected the use of proceeds from the issuance of common and preferred stock attributed to the U. S. Steel Group, asset sales and net cash flows from operating activities of the
                U. S. Steel Group. These obligations consist of the U. S. Steel Group's portion of USX debt attributed to all three groups as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

                     PREFERRED STOCK ISSUED totaled $336 million in 1993. This
                amount was due to the sale of 6,900,000 shares of 6.50% Convertible Preferred ($50.00 liquidation preference per share) to the public for net proceeds of $336 million which were reflected in their entirety in the U. S. Steel Group financial statements. The 6.50% Convertible Preferred is convertible at any time into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock.

                     STEEL STOCK ISSUED totaled $366 million in 1993. This
                amount was mainly due to the sale of 10,000,000 shares of Steel Stock to the public for net proceeds of $350 million, which were reflected in their entirety in the U. S. Steel Group financial statements. The increase in 1992 primarily reflected the sale of 8,050,000 shares of Steel Stock to the public for net proceeds of $198 million, which were reflected in their entirety in the U. S. Steel Group financial statements.

                     In February 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million, which will be reflected in their entirety in the U. S. Steel Group financial statements.

                     DIVIDEND PAYMENTS increased in 1993 primarily as a result
                of higher dividends due to the sale of additional shares of Steel Stock and of the 6.50% Convertible Preferred mentioned above. Dividends attributed to the Steel Stock prior to September 10, 1991 were based upon the relationship of the initial dividends of the Steel Stock and the USX-Marathon Group Common Stock. The annualized rate of dividends per share for the Steel Stock based on the most recently declared quarterly dividend is $1.00.

                     In September 1993, Standard & Poor's Corp. ("S&P")
                lowered its ratings on USX's and Marathon Oil Company's ("Marathon") senior debt to below investment grade (from BBB-to BB+) and on USX's subordinated debt, preferred stock and commercial paper. S&P cited extremely aggressive financial leverage, burdensome retiree medical liabilities and litigation contingencies. In October 1993, Moody's Investors Services, Inc. ("Moody's") confirmed its Baa3 investment grade ratings on USX's and Marathon's senior debt. Moody's also confirmed its ratings on USX's subordinated debt and commercial paper, but lowered its ratings on USX's preferred stock from ba1 to ba2. Moody's noted that the rating confirmation on USX debt securities reflected confidence in the expected performance of USX during the intermediate term, while the downward revision of the preferred stock ratings incorporated a narrow fixed charge coverage going forward. The downgrades by S&P and the downgrade of ratings on preferred stock by Moody's could increase USX's cost of capital. Any related increase in interest costs would be reflected in the consolidated financial statements and the financial statements of each group.

                Management's Discussion and Analysis CONTINUED


                     As a result of the settlement of LTV Steel Corp.'s ("LTV")
                portion of the B&LE litigation, USX is obligated to pay an additional $175 million to LTV in the first quarter of 1994. In addition, approximately $210 million in judgments for other plaintiffs in the B&LE litigation are due for payment in the first quarter of 1994. See Note 26 to the U. S. Steel Group Financial Statements.

                     USX anticipates that it will begin funding the U. S. Steel
                Group's pension plan for approximately $100 million per year commencing with the 1994 plan year. The funding for both the 1994 and 1995 plan years will impact cash flows in 1995.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

                     The U. S. Steel Group has incurred and will continue to
                incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production methods.

                     The U. S. Steel Group's environmental expenditures for
                1993 and 1992 are discussed below and have been estimated based on U. S. Department of Commerce ("USDC") survey guidelines. These guidelines are subject to differing interpretations which could affect the comparability of such data. Some environmental related expenditures, while benefitting the environment, also enhance operating efficiencies.

                     Total environmental expenditures for the U. S. Steel Group in 1993 were $240 million compared with $220 million in 1992. These amounts consisted of capital expenditures of $53 million in 1993 and $52 million in 1992 and estimated compliance expenditures (including operating and maintenance) of $187 million in 1993 and $168 million in 1992. Compliance expenditures were broadly estimated based on USDC survey guidelines and represented 3% of the U. S. Steel Group's total operating costs in both 1993 and 1992.

                     USX has been notified that it is a potentially responsible party ("PRP") at 41 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1993. In addition, there are 28 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 10 additional sites related to the U. S. Steel Group where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies.

                     Total environmental expenditures included remediation
                related expenditures estimated at $19 million in 1993 and $11 million in 1992. Remediation spending was mainly related to dismantlement and restoration activities at former and present operating locations. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 26 to the U. S. Steel Group Financial Statements.

                Management's Discussion and Analysis CONTINUED


                     New or expanded requirements for environmental
                regulations, which could increase the U. S. Steel Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to accurately predict the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the U. S. Steel Group does not anticipate that environmental compliance expenditures will materially increase in 1994. The U. S. Steel Group's capital expenditures for environmental controls are expected to be approximately $70 million in 1994, including the expected completion of major air quality projects at Gary Works. Predictions beyond 1994 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $25 million in 1995; however, actual expenditures may increase as additional projects are identified or additional requirements are imposed.

                     USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 26 to the
                U. S. Steel Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U.S. Steel Group. See USX Consolidated Management's Discussion and Analysis of Cash Flows.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNTING STANDARDS

                     Statement of Financial Accounting Standards No. 114 -
                Accounting by Creditors for Impairment of a Loan ("SFAS No. 114") requires impairment of loans based on either the sum of discounted cash flows or the fair value of underlying collateral. USX expects to adopt SFAS No. 114 in the first quarter of 1995. Based on preliminary estimates, USX believes the unfavorable effect on the U. S. Steel Group of adopting SFAS No. 114 will be less than $2 million.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                     The U. S. Steel Group reported an operating loss of $149
                million in 1993 compared with operating losses of $241 million in 1992 and $617 million in 1991. The operating loss for 1993 included a $342 million charge as a result of the adverse decision in the B&LE litigation. The 1993, 1992, and 1991 operating losses included restructuring charges of $42 million, $10 million, and $402 million, respectively, which are discussed below.

                Management's Discussion and Analysis CONTINUED


                                                       OPERATING INCOME (LOSS)

                (Dollars in millions)                                                        1993      1992*     1991*
                ......................................................................................................
                Steel and Related Businesses                                                $ 123     $ (140)   $ (235)
                Other Businesses                                                              (29)       (96)      (30)
                Other Administrative                                                          141          5        50
                B&LE litigation charge                                                       (342)         -         -
                Restructuring                                                                 (42)       (10)     (402)
                                                                                            -----     ------    ------
                Total                                                                       $(149)    $ (241)   $ (617)
                .......................................................................................................

                *Certain reclassifications have been made to conform to 1993 classifications.

                     Steel and Related Businesses recorded operating income of
                $123 million in 1993 compared with a loss of $140 million in 1992 and a loss of $235 million in 1991. The improvement in 1993 over 1992 was predominantly due to higher steel shipment volumes and prices, improved operating efficiencies and lower accruals for environmental and legal contingencies. In addition, 1993 results benefitted from a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits. These positive factors were partially offset by higher hourly steel labor costs, unfavorable effects associated with pension and other employee benefits, lower results from coal operations and a $21 million increase in operating costs related to the adoption of SFAS No. 112.

                     The improvement in 1992 compared with 1991 was primarily
                due to savings from cost reduction programs, higher utilization of raw steel and raw material capability and the absence of costs incurred in 1991 due to the lack of an early labor settlement with the USWA. These were partially offset by an increase in post retirement benefit costs in connection with the adoption of SFAS No. 106, higher depreciation charges and start-up costs for the Mon Valley Works continuous caster.

                     Average realized steel prices improved $8 per ton in 1993
                after virtually no change in 1992.

                     Steel shipments were just under 10 million tons in 1993,
                an increase of 1.1 million tons over 1992. Shipments in 1992 were basically flat with the 1991 level. U. S. Steel Group shipments comprised approximately 11% of the domestic steel market in each of the three years. Exports accounted for 4% of
                U. S. Steel Group shipments in 1993, compared with 7% in 1992 and 15% in 1991.

                     Raw steel production was 11.3 million tons in 1993,
                compared with 10.4 million tons in 1992 and 10.5 million tons in 1991. Raw steel produced was nearly 100% continuous cast in 1993, versus 83% in 1992 and 67% in 1991. U. S. Steel completed its continuous cast modernization program in 1992 with the start-up of the Mon Valley Works continuous caster in August 1992. Raw steel production averaged 96% of capability in 1993 compared with 86% of capability in 1992 and 70% of capability in 1991.

                     Other Businesses recorded an operating loss of $29 million in 1993, compared with operating losses of $96 million in 1992 and $30 million in 1991. The improvement in 1993 of $67 million and the decrease in 1992 of $66 million primarily reflected a $28 million charge in 1992 resulting from market valuation provisions for foreclosed real estate assets and higher provisions in 1992 for loan losses by USX Credit. Loan loss provisions were $11 million in 1993, $42 million in 1992 and $14 million in 1991. USX Credit is not actively making new loan commitments. Excluding loan loss provisions, the balance of the operating losses for Other Businesses during the three-year period was largely due to the effect of depressed titanium markets on RMI's results.

                     Other Administrative includes the portion of pension
                credits, postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Operating income from Other Administrative was $141 million in 1993 compared to $5 million in 1992 and $50 million in 1991. The 1993 increase resulted mainly from the absence of a charge incurred in 1992 to cover the amount of the award in the Energy Buyers litigation, and a credit in 1993 due to settlement

                Management's Discussion and Analysis CONTINUED


                of all claims in the case (see Note 26 to the U. S. Steel
                Group Financial Statements). The decrease from 1991 to 1992 primarily reflected the 1992 charge related to the Energy Buyers litigation, partially offset by a decrease in postretirement benefit costs charged to Other Administrative in connection with the adoption of SFAS No. 106.

                     The U. S. Steel Group's 1993 operating loss also included
                restructuring charges of $42 million related to the planned shutdown of the Maple Creek coal mine and preparation plant. The 1992 loss included a charge of $10 million for completion of the portion of the 1991 restructuring plan related to steel facilities. The 1991 loss included $402 million of restructuring charges primarily related to the closing of the iron and steel producing, slab and hot strip mill and pipe mill facilities at Fairless (PA) Works; all facilities at South Works; RMI's sodium and sponge production facilities; a previously idled plate mill in Baytown, Texas; and miscellaneous other facilities.

                     The U. S. Steel Group's 1993 operating income was reduced
                by a total of $21 million due to the adoption of SFAS No. 112. Operating income in 1992 compared to 1991 was reduced by a total of $42 million due to the adoption of SFAS No. 106.

                     The pension credits referred to in Other Administrative,
                combined with pension costs for ongoing operating units of the
                U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $202 million, $231 million and $196 million in 1993, 1992 and 1991, respectively. The decrease in 1993 from 1992 was primarily due to a lower assumed long-term rate of return on plan assets. The increase in 1992 from 1991 primarily reflected recognition of the 1991 growth in plan assets. In 1994, net pension credits are expected to decline by approximately $85 million primarily due to a further reduction in the assumed long-term rate of return on plan assets. See
                Note 10 to the U. S. Steel Group Financial Statements.

                     The domestic steel industry has been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 19% of the domestic steel market in 1993, and for an estimated 22% in the fourth quarter. Steel imports to the United States accounted for an estimated 17% to 18% of the domestic steel market in 1992 and 1991. On March 31, 1992, Voluntary Restraint Agreements restricting the level of steel imports to the United States expired, and in June 1992, in conjunction with other domestic steel firms, USX filed a number of antidumping and countervailing duty cases with the USDC and the International Trade Commission ("ITC") against unfairly traded imported carbon flat rolled steel. Beginning in late 1992, as a result of affirmative preliminary determinations by both the ITC and the USDC in the vast majority of cases, provisional duties were imposed on the imported steel products under investigation. On June 22, 1993, the USDC issued the final determinations of subsidization in the countervailing duty cases and final margins for sales at less than fair value in the antidumping cases.

                     On July 27, 1993, the ITC issued affirmative
                determinations of material injury to the domestic steel industry by reason of imports in cases representing an estimated 51% of dollar value and 42% of the volume of all flat-rolled carbon steel imports under investigation. Affirmative determinations were found in cases relating to 37% of such volume of cold-rolled steel, 92% of such volume of the higher value-added corrosion resistant steel and 97% of such volume of plate steel. Negative determinations were found in all cases related to hot-rolled steel, the largest import market.

                     In those cases where negative determinations were made by
                the ITC, provisional duties imposed on imports covered by the cases were removed and final remedial duties were not imposed. While USX is unable to predict the effect these negative determinations may have on the business or results of operations of the U. S. Steel Group, they may result in increasing levels of imported steel and may adversely affect some product prices. As discussed above, steel imports to the United States have increased in recent months.

                Management's Discussion and Analysis CONTINUED


                     Although the affirmative determinations are helpful in
                offsetting the harm to the U.S. steel industry caused by subsidized and dumped imports, USX believes that certain of the negative determinations were improper and, together with other steel firms, has appealed such determinations to the U.S. Court of International Trade and, in certain cases involving imports from Canada, to a bi-national panel in accordance with the Canadian Free Trade Agreement. Several of the affirmative determinations similarly have been challenged in appeals filed by foreign steel producers.

                     USX will file additional antidumping and countervailing
                duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

                     The U. S. Steel Group depreciates steel assets by
                modifying straight-line depreciation based on the level of production. Depreciation charges for 1993 were 100% of straight-line depreciation based on production levels for the year. Depreciation charges for 1992 and 1991 approximated 91% and 89% of the amounts that would have been reported if production levels had not been considered. In 1992, the U. S. Steel Group revised the modification factors used in the depreciation of steel assets to reflect that raw steel production capability is entirely continuous cast (see Note 2 to the U. S. Steel Group Financial Statements).


OUTLOOK FOR 1994

                     Based on strong recent order levels and assuming a
                continuing recovery of the U. S. economy, the U. S. Steel
                Group anticipates that steel demand will remain strong in 1994. The U. S. Steel Group believes that domestic industry shipments will reach 89 to 90 million tons in 1994 as compared to approximately 88 million tons in 1993. Price increases on sheet products have been announced effective January 2 and July 3, 1994. Price increases on certain other products have also been announced. Although early indications suggest that the January price increase is holding, full realization of the price increases will be dependent upon steel demand and the level of imports. As previously discussed, steel imports to the United States have increased in recent months.

                     U. S. Steel entered into a new five and one-half year
                contract with the USWA, effective February 1, 1994, covering approximately 15,000 employees. The agreement will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the agreement. The agreement includes a signing bonus of $1,000 per USWA represented employee that will be paid in the first quarter of 1994, $500 of which represents the final bonus payable under the previous contract. The agreement also provides for the establishment of a Voluntary Employee Beneficiary Association Trust to prefund health care and life insurance benefits for retirees covered under the agreement. Minimum contributions, in the form of USX stock or cash, are expected to be $25 million in 1994 and $10 million per year thereafter. The funding of the trust will have no direct effect on income of the U. S. Steel
                Group. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such other competitors will be materially affected by its ratification.

                     Severe cold and extreme winter weather conditions
                disrupted steel and raw materials operations and caused forced utility curtailments at Gary Works, Mon Valley Works and Fairless Works in January 1994. These events will have some negative effects on operations in the first quarter of 1994.

                     Net pension credits for the U. S. Steel Group in 1994 are
                expected to decline by approximately $85 million primarily due to a lower assumed long-term rate of return on plan assets.

Delhi Group

    Index to Financial Statements, Supplementary Data and
    Management's Discussion and Analysis

                                                                       Page
                                                                       -----
    Explanatory Note Regarding Financial Information . . . . . . . . .  D-2

    Management's Report  . . . . . . . . . . . . . . . . . . . . . . .  D-3

    Audited Financial Statements:

            Report of Independent Accountants  . . . . . . . . . . . .  D-3

            Statement of Operations  . . . . . . . . . . . . . . . . .  D-4

            Balance Sheet  . . . . . . . . . . . . . . . . . . . . . .  D-5

            Statement of Cash Flows  . . . . . . . . . . . . . . . . .  D-6

            Notes to Financial Statements  . . . . . . . . . . . . . .  D-7

    Principal Unconsolidated Affiliates  . . . . . . . . . . . . . . .  D-18

    Selected Quarterly Financial Data  . . . . . . . . . . . . . . . .  D-19

    Five-Year Operating Summary  . . . . . . . . . . . . . . . . . . .  D-20

    Management's Discussion and Analysis . . . . . . . . . . . . . . .  D-21

Delhi Group


Explanatory Note Regarding Financial Information


Although the financial statements of the Delhi Group, the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-Delhi Group Common Stock, USX-Marathon Group Common Stock and USX-U. S. Steel Group Common Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the Delhi Group, the Marathonl Group or the U. S. Steel Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Delhi Group financial information.

Management's Report

The accompanying financial statements of the Delhi Group are the responsibility of and have been prepared by USX Corporation (USX) in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The Delhi Group financial information displayed in other sections of this report is consistent with that in these financial statements.
         USX seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.
         USX has a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, USX's independent accountants, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.
         The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of its responsibilities relative to internal accounting controls and the consolidated and group financial statements.

Charles A. Corry                 Robert M. Hernandez             Lewis B. Jones
Chairman, Board of Directors     Executive Vice President --     Vice President
Chief Executive Officer          Accounting & Finance            & Comptroller
                                 & Chief Financial Officer

Report of Independent Accountants

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages D-4 through D-18 and as listed in Item 14.A.2 on page 61 of this report present fairly, in all material respects, the financial position of the Delhi Group at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     As discussed in Note 10, page D-12, in 1992 USX adopted a new accounting standard for income taxes.
     The Delhi Group is a business unit of USX Corporation (as described in Note 1, page D-7); accordingly, the financial statements of the Delhi Group should be read in connection with the consolidated financial statements of USX Corporation and Subsidiary Companies.


     Price Waterhouse
     600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
     February 8, 1994

                 Statement of Operations

                 (Dollars in millions, except per share data)                         1993      1992      1991
                 ..............................................................................................

                 SALES (Note 1,  page D-7)                                         $   534.8  $  457.8  $  423.2

                 OPERATING COSTS:
                  Cost of sales (excludes items shown below) (Note 7, page D-10)       426.7     349.0     314.9
                  Selling, general and administrative expenses                          28.6      28.8      29.3
                  Depreciation, depletion and amortization                              36.3      40.2      38.7
                  Taxes, other than income taxes (Note 11, page D-12)                    7.6       7.2       9.3
                                                                                   ---------  --------  --------
                  Total operating costs                                                499.2     425.2     392.2
                                                                                   ---------  --------  --------
                 OPERATING INCOME                                                       35.6      32.6      31.0
                 Other income (loss) (Note 7, page D-10)                                 5.2       1.7     (18.7)
                 Interest and other financial costs (Note 7, page D-10)                (10.5)     (4.6)      (.6)
                                                                                   ---------  --------  --------

                 TOTAL INCOME BEFORE INCOME TAXES AND CUMULATIVE
                  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              30.3      29.7      11.7
                 Less provision for estimated income taxes (Note 10, page D-12)         18.1      11.1       4.5
                                                                                   ---------  --------  --------

                 TOTAL INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
                  IN ACCOUNTING PRINCIPLE                                               12.2      18.6       7.2

                 Cumulative effect of change in accounting principle:
                  Income taxes (Note 10, page D-12)                                       --      17.9        --
                                                                                   ---------  --------  --------

                 NET INCOME                                                             12.2  $   36.5  $    7.2
                                                                                              ========  ========

                 Dividends on preferred stock                                            (.1)
                 Net income applicable to Retained Interest                             (4.3)
                                                                                   ---------
                 NET INCOME APPLICABLE TO OUTSTANDING DELHI STOCK                  $     7.8
                                                                                   =========



                 Income Per Common Share of Delhi Stock

                 (Dollars in millions, except per share data)                         1993              1992(a)
                 ..............................................................................................

                 Net income applicable to outstanding Delhi Stock                  $     7.8       $     2.0
                 PRIMARY AND FULLY DILUTED PER SHARE:
                 Net income applicable to outstanding Delhi Stock                        .86             .22
                 Weighted average shares, in thousands
                               -- primary and fully diluted                            9,067           9,001
                 ..............................................................................................


                 (a) For period from October 2, 1992, to December 31, 1992. See Note 1, page D-7, for basis of presentation and Note 19, page D-16, for a description of net income per common share.


                 Pro Forma Income Per Common Share of Delhi Stock (Unaudited)

                 (Dollars in millions, except per share data)                                 1992        1991
                 ..............................................................................................

                 Pro forma income before cumulative effect of change in
                  accounting principle                                                   $    13.8   $     1.0
                 Pro forma income before cumulative effect of change in
                  accounting principle applicable to outstanding Delhi Stock                   8.8          .5
                 Pro forma income before cumulative effect of change in
                  accounting principle applicable to outstanding Delhi Stock --
                  per share                                                                    .98         .06
                 Pro forma average shares, in thousands                                      9,000       9,000
                 ..............................................................................................


                 See Note 23, page D-18, for a description of pro forma income per common share.
                 The accompanying notes are an integral part of these financial statements.

                 Balance Sheet

                 (Dollars in millions)                                      December 31          1993          1992
                 ..................................................................................................
                 ASSETS

                 Current assets:
                  Cash and cash equivalents                                                   $    3.8    $      .1
                  Receivables less allowance for doubtful accounts
                   of $.5 and $.8 (Note 16, page D-14)                                            24.2         12.2
                  Inventories (Note 14, page D-13)                                                 9.6          8.4
                  Other current assets                                                             4.6          4.8
                                                                                              --------    ---------
                       Total current assets                                                       42.2         25.5

                 Long-term receivables and other investments (Note 13,  page D-13)                14.7         20.3

                 Property, plant and equipment -- net (Note 15,  page D-14)                      521.8        516.6

                 Other noncurrent assets                                                           1.7          2.1
                                                                                              --------    ---------
                       Total assets                                                           $  580.4    $   564.5
                 ..................................................................................................

                 LIABILITIES
                 Current liabilities:
                  Notes payable                                                               $     --    $      .7
                  Accounts payable                                                                88.9         80.4
                  Payable to the U. S. Steel Group (Note 8, page D-11)                              .3          6.0
                  Payroll and benefits payable                                                     1.8          1.8
                  Accrued taxes                                                                    8.1         13.7
                  Accrued interest                                                                 2.7          2.0
                  Long-term debt due within one year (Note 5, page D-10)                            .6          5.1
                                                                                              --------    ---------
                       Total current liabilities                                                 102.4        109.7

                 Long-term debt (Note 5, page D-10)                                              109.0         92.5

                 Long-term deferred income taxes (Note 10, page D-12)                            154.0        151.4

                 Deferred credits and other liabilities                                            9.5         14.8
                                                                                              --------    ---------
                       Total liabilities                                                         374.9        368.4

                 EQUITY (Note 17, page D-15)

                 Preferred stock                                                                   2.5          2.5

                 Common stockholders' equity                                                     203.0        193.6
                                                                                              --------    ---------
                       Total equity                                                              205.5        196.1
                                                                                              --------    ---------
                       Total liabilities and stockholders' equity                             $  580.4    $   564.5
                 ..................................................................................................

      The accompanying notes are an integral part of these financial statements.

                 Statement of Cash Flows

                 (Dollars in millions)                                                  1993      1992      1991
                 ...............................................................................................
                 Increase (decrease) in cash and cash equivalents

                 OPERATING ACTIVITIES:
                 Net income                                                        $    12.2  $   36.5  $    7.2
                 Adjustments to reconcile to net cash provided from
                 operating activities:
                  Accounting principle change                                             --     (17.9)       --
                  Depreciation, depletion and amortization                              36.3      40.2      38.7
                  Pensions                                                               1.5        .6      (1.4)
                  Deferred income taxes                                                  4.5      (1.0)     (7.2)
                  Gain on disposal of assets                                            (2.9)      (.6)      (.2)
                  Impairment of investment                                                --        --      18.7
                  Changes in: Current receivables -- sold                                3.5      14.7      55.4
                                                  -- operating turnover                (15.2)     (4.6)      1.8
                              Inventories                                               (1.2)      2.5      (2.2)
                              Current accounts payable and accrued expenses              (.5)      6.6       5.7
                  All other items -- net                                                (5.0)     (1.2)      (.3)
                                                                                   ---------  --------  --------
                   Net cash provided from operating activities                          33.2      75.8     116.2
                                                                                   ---------  --------  --------
                 INVESTING ACTIVITIES:
                 Capital expenditures                                                  (42.6)    (26.6)    (18.6)
                 Disposal of assets                                                      4.2        .9        .3
                 All other items -- net                                                  1.2      (2.0)     (1.1)
                                                                                   ---------  --------  --------
                    Net cash used in investing activities                              (37.2)    (27.7)    (19.4)
                                                                                   ---------  --------  --------
                 FINANCING ACTIVITIES (Note 3,  page D-8)
                 Delhi Group activity -- USX debt attributed to all groups -- net       10.6     (17.0)       --
                 Transactions with USX through October 2, 1992                            --     (43.4)    (96.8)
                 Cash attributed to the Delhi Group on October 2, 1992                    --      13.2        --
                 Dividends paid                                                         (1.9)      (.5)       --
                 Payment attributed to Retained Interest                                (1.0)      (.3)       --
                                                                                   ---------  --------  --------
                    Net cash provided from (used in) financing activities                7.7     (48.0)    (96.8)
                                                                                   ---------  --------  --------
                 NET INCREASE IN CASH AND CASH EQUIVALENTS                               3.7        .1        --

                 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           .1        --        --
                                                                                   ---------  --------  --------
                 CASH AND CASH EQUIVALENTS AT END OF YEAR                          $     3.8  $     .1  $     --
                 ...............................................................................................

                 See Note 6, page D-10, for supplemental cash flow information. The accompanying notes are an integral part of these financial statements.

                       Notes to Financial Statements

1. BASIS OF PRESENTATION

                       On October 2, 1992, USX Corporation (USX) publicly sold 9,000,000 shares of a new class of common stock, USX -- Delhi Group Common Stock (Delhi Stock), which is intended to reflect the performance of the Delhi Group. As a result, USX has three classes of common stock, the others being USX -- Marathon Group Common Stock (Marathon Stock) and USX -- U. S. Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Marathon Group and the U. S. Steel Group, respectively. The Delhi Group includes the businesses of the Delhi Gas Pipeline Corporation (DGP) and certain other subsidiaries of USX. The Delhi Group is engaged in the purchasing, gathering, processing, transporting and marketing of natural gas.
                          The financial data for the periods presented prior to
                       October 2, 1992, reflected the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group which were included in the financial statements of the Marathon Group. Beginning October 2, 1992, the financial statements of the Delhi Group include the financial position, results of operations and cash flows for the businesses of the Delhi Group; the effects of the capital structure of the Delhi Group determined by the Board of Directors in accordance with the USX Certificate of Incorporation; and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. Pro forma data is reported for the years 1992 and 1991 to reflect the results of operations as if the capital structure of the Delhi Group were in effect beginning January 1, 1991 (Note 23, page D-18). The Delhi Group financial statements are prepared using the amounts included in the USX consolidated financial statements.
                          The USX Board of Directors initially designated
                       14,000,000 shares of Delhi Stock as the total number of shares of Delhi Stock which it deemed to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,282,870 outstanding shares at December 31, 1993, is approximately 66%. The Marathon Group financial statements reflect a percentage interest in the Delhi Group of approximately 34% (Retained Interest) at December 31, 1993. The Retained Interest is subject to reduction as shares of Delhi stock attributed to the Retained Interest are sold. (See
                       Note 3, page D-9, for a description of common stock transactions.)
                          During 1993, 1992 and 1991 sales to one customer who
                       accounted for 10 percent or more of the Delhi Group's total revenues totaled $76.4 million, $55.4 million and $59.2 million, respectively. In addition, sales to several customers having a common parent aggregated $66.3 million, $63.2 million and $53.7 million during 1993, 1992 and 1991, respectively.
                          Although the financial statements of the Delhi Group,
                       the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of Delhi Stock, Marathon Stock and Steel Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the Delhi Group, the Marathon Group or the U. S. Steel Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Delhi Group financial information.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

                       PRINCIPLES APPLIED IN CONSOLIDATION -- These financial statements include the accounts of the businesses comprising the Delhi Group. Beginning October 2, 1992, the Delhi Group, the Marathon Group and the U. S. Steel Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.
                          Investments in jointly owned gas processing plants
                       are accounted for on a pro rata basis.

                          Investments in other entities in which the Delhi
                       Group has significant influence in management and control are accounted for using the equity method of accounting and are carried in the investment account at the Delhi Group's share of net assets plus advances. The proportionate share of income from equity investments is included in other income.
                          Investments in marketable equity securities are
                       carried at lower of cost or market.

                       CASH AND CASH EQUIVALENTS -- Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

                       INVENTORIES -- Inventories are carried at lower of average cost or market.

                       HEDGING TRANSACTIONS -- The Delhi Group enters into futures contracts to hedge exposure to price fluctuations relevant to the purchase or sale of natural gas. Such transactions are accounted for as part of the commodity being hedged.

                       PROPERTY, PLANT AND EQUIPMENT -- Depreciation is generally computed on a straight-line method based upon estimated lives of assets.
                          When an entire pipeline system, plant, major facility
                       or facilities depreciated on an individual basis are sold or otherwise disposed of, any gain or loss is reflected in income. Proceeds from disposal of other facilities depreciated on a group basis are credited to the depreciation reserve with no immediate effect on income.

                       INSURANCE -- The Delhi Group is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

3. CORPORATE ACTIVITIES

                       Beginning October 2, 1992, the following corporate activities were reflected in the Delhi Group financial statements.

                       FINANCIAL ACTIVITIES -- As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. The initial capital structure of the Delhi Group determined by the Board of Directors pursuant to the USX Certificate of Incorporation as of June 30, 1992, reflects the Delhi Group's portion of USX's financial activities attributed to each of the three groups. Subsequent to June 30, 1992, transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Delhi Group, as well as to the Marathon Group and the U. S. Steel Group, based upon the cash flows of each group for the periods presented. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 4, page D-9, for the Delhi Group's portion of USX's financial activities attributed to all three groups. However, certain transactions such as leases, production payment financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

                       CORPORATE GENERAL & ADMINISTRATIVE COSTS -- Corporate general and administrative costs are allocated to the Delhi Group, the Marathon Group and the U. S. Steel Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. Such costs were also reflected in the historical financial data of the businesses of the Delhi Group. The costs allocated to the Delhi Group were $1.4 million, $1.5 million and $2.4 million in 1993, 1992 and 1991, respectively, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

                       COMMON STOCK TRANSACTIONS -- The proceeds from issuances of Delhi Stock representing shares attributable to the Retained Interest will be reflected in the financial statements of the Marathon Group (Note 1, page D-7).
                       All proceeds from issuances of additional shares of Delhi Stock not deemed to represent the Retained Interest will be reflected in their entirety in the financial statements of the Delhi Group. When a dividend or other distribution is paid or distributed in respect to the outstanding Delhi Stock, or any amount paid to repurchase shares of Delhi Stock generally, the Marathon Group financial statements are credited, and the Delhi Group financial statements are charged, with the aggregate transaction amount times the quotient of the Retained Interest divided by the Delhi Fraction.

                       INCOME TAXES -- All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds will be reflected in the Delhi Group, the Marathon Group and the U. S. Steel Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Delhi Group, the Marathon Group and the U. S. Steel Group, for financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.
                          For tax provision and settlement purposes, tax
                       benefits resulting from attributes (principally net
                       operating losses), which cannot be utilized by one of the three groups on a separate return basis but which can be utilized on a consolidated basis in that year or in a carryback year, are allocated to the group that generated the attributes. However, if such tax benefits cannot be utilized on a consolidated basis in that year or in a carryback year, the prior years' allocation of such consolidated tax effects is adjusted in a subsequent year to the extent necessary to allocate the tax benefits to the group that would have realized the tax benefits on a separate return basis.
                          The allocated group amounts of taxes payable or
                       refundable are not necessarily comparable to those that would have resulted if the groups had filed separate returns; however, such allocation should not result in any of the three groups paying more taxes over time than it would if it filed separate tax returns and, in certain situations, could result in any of the three groups paying less.

4. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS

                       As described in Note 3, page D-8, the Delhi Group's portion of USX's financial activities attributed to all groups based on their respective cash flows is as follows:

                                                                                Delhi Group            Consolidated USX(a)
                                                                            -------------------        -------------------
                (In millions)               December 31                       1993        1992           1993       1992
                .........................................................................................................
                Cash and cash equivalents                                   $    3.8    $     .1       $   196    $     8
                .........................................................................................................
                Notes payable                                               $     --    $     .7       $    --    $    45
                Long-term debt due within one year (Note 5, page D-10)            .6         5.1            31        311
                Long-term debt (Note 5, page D-10)                             109.0        92.5         5,683      5,761
                                                                            --------    --------       -------    -------
                   Total liabilities                                        $  109.6    $   98.3       $ 5,714    $ 6,117
                .........................................................................................................
                Preferred stock                                             $    2.5    $    2.5       $   105    $   105
                .........................................................................................................
                (In millions)                                               Delhi Group(b)             Consolidated USX
                .........................................................................................................
                Net interest and other financial costs (Note 7, page D-10)  $   (7.7)   $   (2.1)      $  (471)   $  (458)
                ........................................................................................................

                (a) For details of USX notes payable, long-term debt and
                    preferred stock, see Notes 13, page U-18; 14, page U-19; and 19, page U-21, respectively, to the USX consolidated financial statements.
                (b) The Delhi Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups. The costs reported for 1992 are for the period October 2, 1992, to December 31, 1992.

5. LONG-TERM DEBT

                The Delhi Group's portion of USX's consolidated long-term debt is as follows:

                                                                                  Delhi Group            Consolidated USX(a)
                                                                                  -----------            ------------------

                (In millions)               December 31                        1993         1992         1993       1992
                .........................................................................................................
                Debt attributed to all three groups(b)                      $  111.1    $   98.8       $ 5,790    $ 6,149
                   Less unamortized discount                                     1.5         1.2            76         77
                   Less amount due within one year                                .6         5.1            31        311
                                                                            --------    --------       -------    -------
                    Total long-term debt attributed to all three groups     $  109.0    $   92.5       $ 5,683    $ 5,761
                .........................................................................................................

                (a) See Note 14, page U-19, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
                (b) Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page D-8; 4, page D-9; and 6, page D-10).

6. SUPPLEMENTAL CASH FLOW INFORMATION

                (In millions)                                                             1993           1992          1991
                ............................................................................................................
                CASH (USED IN) OPERATING ACTIVITIES INCLUDED:
                     Interest and other financial costs paid                       $      (9.2)    $     (3.5)    $      (.5)
                     Income taxes paid including settlements with other groups           (22.7)         (12.3)         (11.6)
                ............................................................................................................
                USX DEBT ATTRIBUTED TO ALL THREE GROUPS -- NET:
                     Commercial paper:
                      Issued                                                       $     2,229     $    2,412     $    3,956
                      Repayments                                                        (2,598)        (2,160)        (4,012)
                     Credit agreements:
                      Borrowings                                                         1,782          6,684          5,717
                      Repayments                                                        (2,282)        (7,484)        (5,492)
                     Other credit arrangements -- net                                      (45)           (22)             7
                     Other debt:
                      Borrowings                                                           791            742            851
                      Repayments                                                          (318)          (381)          (179)
                                                                                   -----------     ----------     ----------
                       Total                                                       $      (441)    $     (209)    $      848
                                                                                   ===========     ==========     ==========

                Delhi Group activity (from October 2, 1992)                        $        11     $      (17)    $       --
                Marathon Group activity                                                    261           (410)           285
                U. S. Steel Group activity                                                (713)           218            563
                                                                                   -----------     ----------     ----------
                       Total                                                       $      (441)    $     (209)    $      848
                ............................................................................................................
                NONCASH INVESTING AND FINANCING ACTIVITIES:
                     USX debt initially attributed to the Delhi Group              $        --     $    116.8     $       --
                ............................................................................................................


7. OTHER ITEMS

                (In millions)                                                           1993           1992            1991
                ............................................................................................................
                COST OF SALES INLCUDED:
                     Gas purchases                                                   $   398.7      $   319.9      $   283.9
                     Operating expenses                                                   28.0           29.1           31.0
                                                                                     ---------      ---------      ---------
                        Total                                                        $   426.7      $   349.0      $   314.9
                ............................................................................................................
                OPERATING COSTS INLCUDED:
                     Maintenance and repairs of plant and equipment                  $    10.2      $     9.1      $    11.1
                ............................................................................................................
                OTHER INCOME (LOSS):
                     Gain on disposal of assets                                      $     2.9 (a)  $      .6      $      .2
                     Income (loss) from affiliates -- equity method                        1.0            1.1            (.2)
                     Impairment of equity investment (a)                                    --             --          (18.7)
                     Other                                                                 1.3             --             --
                                                                                     ---------      ---------      ---------
                         Total                                                       $     5.2      $     1.7      $   (18.7)
                ............................................................................................................
                INTEREST AND OTHER FINANCIAL COSTS(b):
                     Interest incurred                                               $    (7.0)     $    (1.9)     $     (.5)
                     Expenses on sales of accounts receivable (Note 16, page D-14)        (2.5)          (2.3)           (.1)
                     Amortization of discounts                                             (.7)           (.2)            --
                     Other                                                                 (.3)           (.2)            --
                                                                                     ---------      ---------      ---------
                         Total                                                       $   (10.5)     $    (4.6)     $     (.6)
                ............................................................................................................

                (a) Gain includes the sale of Red River Pipeline partnership, which had been written down in 1991.
                (b) See Note 3, page D-8, for discussion of USX interest and other financial costs attributable to the Delhi Group.

8. INTERGROUP TRANSACTIONS

                SALES AND PURCHASES -- Delhi Group sales to the Marathon Group totaled $4.3 million, $4.3 million and $4.9 million in 1993, 1992 and 1991, respectively. Delhi Group purchases from the Marathon Group totaled $30.3 million, $31.2 million and $36.1 million in 1993, 1992 and 1991, respectively. These transactions were conducted on an arm's-length basis. See Note 16, page D-14, for sales of Delhi Group receivables to the Marathon Group.

                PAYABLE TO THE U. S. STEEL GROUP -- These amounts represent payables to the U. S. Steel Group for income taxes determined in accordance with the tax allocation policy described in Note 3, page D-9. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.
9. PENSIONS
                The Delhi Group has a noncontributory defined benefit plans covering all employees over 21 years of age who have one or more years of continuous service. Benefits are based primarily on years of service and compensation during the later years of employment. The funding policy for the plan provides that payments to the pension trust shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved from time to time. The plan also provides benefits to certain employees of the Marathon Group which are not part of the Delhi Group.

                PENSION COST (CREDIT) -- The defined benefit cost was determined assuming an expected long-term rate of return on plan assets of 10% for 1993 and 11% for 1992 and 1991.

                (In millions)                                                           1993           1992           1991
                ............................................................................................................
                Cost of benefits earned during the period                            $     1.7      $     1.3      $     1.0
                Interest cost on projected benefit
                     obligation (7% for 1993; 8% for 1992 and 1991)                        2.6            2.6            2.5
                Return on assets:
                     Actual return                                                        (2.0)          (3.9)          (8.1)
                     Deferred gain (loss)                                                  (.9)            .6            4.6
                Net amortization of unrecognized (gains) and losses                         .1             --            (.2)
                                                                                     ---------      ---------      ---------
                     Total periodic pension cost (credit)                            $     1.5      $      .6      $     (.2)
                ............................................................................................................

                FUNDS' STATUS -- The assumed discount rate used to measure the benefit obligations was 6.5% and 7% at December 31, 1993, and December 31, 1992, respectively. The assumed rate of future increases in compensation levels was 4.5% and 5% at December 31, 1993, and December 31, 1992, respectively.

                (In millions)                                             December 31                   1993           1992
                ............................................................................................................
                Reconciliation of funds' status to reported amounts:
                Projected benefit obligation(a)                                                     $   (44.1)     $   (38.0)
                Plan assets at fair market value(b)                                                      31.2           31.5
                                                                                                    ---------      ---------
                     Assets less than projected benefit obligation                                      (12.9)          (6.5)
                 Unrecognized net gain from transition to new
                  pension accounting standard                                                            (3.2)          (3.5)
                 Unrecognized prior service cost                                                          3.7            4.0
                 Unrecognized net loss                                                                    8.3            3.4
                                                                                                    ---------      ---------
                     Net pension liability included in balance sheet                                $    (4.1)     $    (2.6)
                ............................................................................................................
                (a)  Projected benefit obligation includes:
                        Vested benefit obligation                                                   $    30.2      $    26.6
                        Accumulated benefit obligation                                                   32.9           28.6
                (b)  Types of assets held:
                        Stocks of other corporations                                                       71%            73%
                        U.S. Government securities                                                         21%            21%
                        Corporate debt instruments and other                                                8%             6%
                ............................................................................................................

                PENSION CURTAILMENTS -- In addition to the periodic pension credit, a curtailment gain of $1.2 million resulted in 1991 from the reduction in plan participants due to terminations or transfers to affiliated plans of employees which were not part of the Delhi Group.

10. INCOME TAXES

                Income tax provisions and related assets and liabilities attributed to the Delhi Group are determined in accordance with the USX group tax allocation policy (Note 3, page D-9).
                     In 1992, USX adopted Statement of Financial Accounting
                Standards No. 109, "Accounting for Income Taxes" (SFAS No.
                109), which requires an asset and liability approach in accounting for income taxes. Under this method, deferred income tax assets and liabilities are established to reflect the future tax consequences of carryforwards and differences between the tax bases and financial bases of assets and liabilities. The cumulative effect of the change in accounting principle determined as of January 1, 1992, increased net income $17.9 million.
                     Provisions (credits) for estimated income taxes:

                                                   1993                     1992                       1991(a)
                                                   ----                     ----                       -------
                 (In millions)          Current  Deferred   Total  Current  Deferred  Total   Current  Deferred  Total
                 .....................................................................................................
                 Federal                 $11.8     $4.8      $16.6    $11.3   $(1.1)   $10.2    $11.3   $(7.2)  $4.1
                 State and local           1.8     (0.3)       1.5       .8      .1       .9       .4      --     .4
                                         -----     ----      -----    -----   -----    -----    -----   -----   ----
                       Total             $13.6     $4.5      $18.1    $12.1   $(1.0)   $11.1    $11.7   $(7.2)  $4.5
                 .....................................................................................................

                 (a) Computed in accordance with Accounting Principles Board
                     Opinion No. 11. The deferred tax benefit of $7.2 million in 1991 was primarily the result of timing differences related to the impairment of an investment.

                       Reconciliation of federal statutory tax rate (35% in
                 1993, and 34% in 1992 and 1991) to total provisions (credits):

                     (In millions)                                                      1993           1992           1991
                 ...........................................................................................................
                Statutory rate applied to income before tax                          $    10.6      $    10.1      $     4.0
                Remeasurement of deferred income tax liabilities for
                     statutory rate increase as of January 1, 1993                         4.1             --             --
                State income taxes after federal income tax benefit                        1.0             .6             .3
                Sale of investment in subsidiary                                           2.3             --             --
                Other                                                                       .1             .4             .2
                                                                                     ---------      ---------      ---------
                      Total                                                          $    18.1      $    11.1      $     4.5
                 ...........................................................................................................

                Deferred tax liabilities primarily relate to property, plant and equipment:

                (In millions)                                                  December 31              1993           1992
                .............................................................................................................
                Deferred tax assets                                                                 $      7.7     $      8.6
                Deferred tax liabilities                                                                 164.4          164.7
                                                                                                    ----------     ----------
                     Net deferred tax liabilities                                                   $    156.7     $    156.1
                .............................................................................................................

                     The consolidated tax returns of USX for the years 1988
                through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

11. TAXES OTHER THAN INCOME TAXES

                (In millions)                                                           1993           1992           1991
                ............................................................................................................
                Property taxes                                                       $     4.6      $     3.7      $     5.6
                Payroll taxes                                                              2.6            2.7            2.7
                Other state, local and miscellaneous taxes                                  .4             .8            1.0
                                                                                      --------      ---------      ---------
                     Total                                                           $     7.6      $     7.2      $     9.3
                .............................................................................................................

12. LEASES

                Future minimum commitments for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                              Operating
                (In millions)                                                                                   Leases
                ..............................................................................................................
                1994                                                                                            $  4.3
                1995                                                                                               3.5
                1996                                                                                               2.4
                1997                                                                                               1.7
                1998                                                                                               1.6
                Later years                                                                                        6.5
                Sublease rentals                                                                                   (.1)
                                                                                                                -------
                     Total minimum lease payments                                                               $ 19.9
                ..............................................................................................................

                     Operating lease rental expense:

                (In millions)                                                            1993           1992           1991
                ..............................................................................................................
                Minimum rental                                                       $      5.4     $      8.0     $      8.3
                Contingent rental                                                           1.7            2.0            1.8
                                                                                     ----------     ----------     ----------
                     Rental expense                                                  $      7.1     $     10.0     $     10.1
                ..............................................................................................................

                     The Delhi Group leases a wide variety of facilities and
                equipment under operating leases, including building space, office equipment and production equipment. Contingent rental includes payments for the lease of a pipeline system owned by an affiliate; payments to the lessor are based on the volume of gas transported through the pipeline system less certain operating expenses. Most long-term leases include renewal options and, in certain leases, purchase options.

13. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

                (In millions)                                               December 31                 1993           1992
                ..............................................................................................................
                Receivables due after one year                                                      $      1.4     $      3.6
                Equity method investments                                                                 13.2           13.5
                Other                                                                                       .1            3.2
                                                                                                    ----------     ----------
                     Total                                                                          $     14.7     $     20.3
                ..............................................................................................................

                     The following financial information summarizes the Delhi
                Group's share in investments accounted for by the equity method:

                (In millions)                                                            1993           1992          1991
                ..............................................................................................................
                Income data -- year:
                     Sales                                                           $      5.6     $      6.1     $     6.5
                     Operating income                                                       1.9            2.2           2.0
                     Net income (loss)                                                      1.0            1.1           (.2)
                ..............................................................................................................
                Partnership distributions                                            $      1.3     $       .7     $      .5
                ..............................................................................................................
                Balance sheet data -- December 31:
                     Current assets                                                  $      3.0     $      3.0
                     Noncurrent assets                                                     16.6           18.6
                     Current liabilities                                                    6.4            8.1
                ..............................................................................................................


14. INVENTORIES

                (In millions)                                               December 31                 1993           1992
                ..............................................................................................................
                Natural gas in storage                                                              $      6.8     $      6.0
                NGLs in storage                                                                             .4             .3
                Materials and supplies                                                                     2.4            2.1
                                                                                                    ----------     ----------
                     Total                                                                          $      9.6     $      8.4
                ..............................................................................................................

15. PROPERTY, PLANT AND EQUIPMENT

                (In millions)                                               December 31               1993             1992
                .............................................................................................................
                Gas gathering systems                                                               $    869.3     $    862.1
                Gas processing plants                                                                    126.4          114.1
                Other                                                                                     17.6           15.8
                                                                                                    ----------     ----------
                     Total                                                                             1,013.3          992.0
                Less accumulated depreciation, depletion and amortization                                491.5          475.4
                                                                                                    ----------     ----------
                     Net                                                                            $    521.8     $    516.6
                .............................................................................................................

                     The Delhi Group leases the Shackelford gas gathering
                system and an associated processing plant to a third party for $.1 million per year. The leases continue until June 30, 1998, and, if not terminated by either party, continue on a year-to-year basis thereafter. The leased facilities had a net book value of $4.1 million at December 31, 1993, which will be fully depreciated by the end of the lease term.

16. SALES OF RECEIVABLES

                Certain of the Delhi Group accounts receivables are sold in combination with the Marathon Group receivables under a limited recourse agreement. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. Collections on sold accounts receivable will be forwarded to the buyers at the end of the agreement in 1995, in the event of earlier contract termination or if the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers. The balance of sold accounts receivable averaged $69.1 million, $56.9 million and $55.4 million for the years 1993, 1992 and 1991, respectively. At December 31, 1993, the balance of the Delhi Group's sold accounts receivable that had not been collected was $73.6 million. A substantial portion of the Delhi Group's sales are to local distribution companies and electric utilities. This could impact the Delhi Group's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. The Delhi Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the Delhi Group may be required to forward payments collected on sold Delhi Group accounts receivable to the buyers.

17. EQUITY

                (In millions)                                                           1993           1992           1991
                ................................................................................................................
                USX EQUITY INVESTMENT:
                     Balance at beginning of year                                    $     --       $   307.9      $   397.5
                     Net income                                                            --            33.4            7.2
                     Transactions with USX(a)                                              --           (43.4)         (96.8)
                     Elimination of USX investment(b)                                      --          (297.9)          --
                                                                                      --------      ---------      ---------
                     Balance at end of year                                          $     --       $     --       $   307.9
                ................................................................................................................
                PREFERRED STOCK:
                     Balance at beginning of year                                    $     2.5      $    --        $    --
                     Attribution of preferred stock                                        --             2.5           --
                                                                                     --------       ---------      ---------
                     Balance at end of year                                          $     2.5      $     2.5      $    --
                ................................................................................................................
                COMMON STOCKHOLDERS' EQUITY (Note 3, page D-9):
                     Balance at beginning of year                                    $   193.6      $     --       $    --
                     Net income                                                           12.2            3.1           --
                     Attribution of USX common stockholders' equity value(b)              --            191.3           --
                     Dividends on Delhi Stock
                       (per share: $.20 in 1993; and $.05 in 1992)                        (1.8)           (.4)          --
                     Dividends on preferred stock                                          (.1)           (.1)          --
                     Payment attributed to Retained Interest (Note 3, page D-9)           (1.0)           (.3)          --
                     Deferred compensation adjustments                                      .1            --            --
                                                                                      --------       ---------     ---------
                     Balance at end of year                                          $   203.0      $   193.6      $    --
                ................................................................................................................
                TOTAL STOCKHOLDERS' EQUITY                                           $   205.5      $   196.1      $   307.9
                ................................................................................................................

                (a) Transactions with USX included cash management, intergroup sales and purchases (Note 8, page D-11), settlement of federal income taxes with USX (Note 3, page D-9) and allocation of corporate general and administrative costs (Note 3, page D-8). Cash management reflected net distributions to USX of $65.5 million and $141.9 million in 1992, and 1991, respectively.

                (b) Pursuant to the USX Certificate of Incorporation and the capital structure of the Delhi Group determined by the Board of Directors, the USX equity investment in the Delhi Group was eliminated on October 2, 1992, in conjunction with the attribution of the Delhi Group's portion of USX's financial activities attributed to all groups (Note 3, page D-8) and the USX common stockholders' equity value, attributed to the 14,000,000 shares of Delhi Stock deemed to represent 100% of the initial common stockholders' equity in the Delhi Group.

18. DIVIDENDS

                In accordance with the USX Certificate of Incorporation, dividends on the Delhi Stock, Marathon Stock and Steel Stock are limited to the legally available funds of USX. Net losses of the Delhi Group, the Marathon Group or the U. S. Steel Group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Delhi Stock based on the financial condition and results of operations of the Delhi Group, although it has no obligation under Delaware Law to do so. In making its dividend decisions with respect to Delhi Stock, the Board of Directors considers among other things, the long-term earnings and cash flow capabilities of the Delhi Group as well as the dividend policies of similar publicly traded companies.


                     Dividends on the Delhi Stock are further limited to the
                Available Delhi Dividend Amount. At December 31, 1993, the Available Delhi Dividend Amount was at least $125.2 million. The Available Delhi Dividend Amount will be increased or decreased, as appropriate, to reflect Delhi Net Income, dividends, repurchases or issuances with respect to the Delhi Stock and preferred stock attributed to the Delhi Group and certain other items.

19. NET INCOME PER COMMON SHARE

                The method of calculating net income (loss) per share for the Delhi Stock, Marathon Stock and Steel Stock reflects the USX Board of Director's intent that the separately reported earnings and surplus of the Delhi Group, the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.
                     Net income per share applicable to outstanding Delhi Stock is presented for periods subsequent to the October 2, 1992, initial issuance of Delhi Stock. (See Note 23, page D-18, for pro forma income per common share.)
                     Primary net income per share is calculated by adjusting
                net income for dividend requirements of preferred stock and income applicable to the Retained Interest and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.
                     Fully diluted net income (loss) per share assumes exercise of stock options and surrender of stock appreciation rights, provided, in each case, the effect is not antidilutive.

20. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

                USX Stock Plans and Stockholder Rights Plan are discussed in
                Note 20, page U-22, and Note 24, page U-24, respectively, to the USX consolidated financial statements.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

                Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. As described in
                Note 3, page D-8, the Delhi Group's specifically attributed financial instruments and the Delhi Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                                          1993                    1992
                                                                                  -------------------     -------------------
                                                                                  Carrying      Fair      Carrying     Fair
                (In millions)                      December 31,                    Amount       Value      Amount      Value
                .............................................................................................................
                FINANCIAL ASSETS:
                     Cash and cash equivalents                                   $     3.8    $    3.8    $     .1   $     .1
                     Receivables                                                      24.2        24.2        12.2       12.2
                     Long-term receivables and other investments                       1.5         1.5         2.1        2.1
                                                                                 ---------    --------    --------   --------
                            Total financial assets                               $    29.5    $   29.5    $   14.4   $   14.4
                                                                                 =========    ========    ========   ========
                FINANCIAL LIABILITIES:
                     Notes payable                                               $    --      $   --      $     .7   $     .7
                     Accounts payable                                                 88.9        88.9        80.4       80.4
                     Accrued interest                                                  2.7         2.7         2.0        2.0
                     Long-term debt (including amounts due within one year)          109.6       112.6        97.6       98.9
                                                                                 ---------    --------    --------   --------
                            Total financial liabilities                          $   201.2    $  204.2    $  180.7   $  182.0
                .............................................................................................................

                     Fair value of financial instruments classified as current
                assets or liabilities approximate carrying value due to the short-term maturity of the instruments. Fair value of long-term receivables and other investments was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.
                     The Delhi Group's unrecognized financial instruments
                consist of accounts receivables sold subject to limited recourse. It is not practicable to estimate the fair value of this form of financial instrument obligation. For details relating to sales of receivables see Note 16, page D-14.

22. CONTINGENCIES

                USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group.

                SWEPCO litigation --
                     On January 26, 1994, a settlement agreement was executed
                between Delhi and Southwestern Electric Power Company (SWEPCO), resolving litigation which began in 1991 related to a 15-year natural gas purchase contract (original contract) which was due to expire in April 1995. The settlement agreement provides that SWEPCO pay Delhi the price under the original contract through January 1994. This included the release of $2.9 million to Delhi which was previously deposited by SWEPCO to the custody of the court in 1993. Concurrent with execution of the settlement agreement, Delhi executed a new four-year agreement with SWEPCO enabling Delhi to supply increased volumes of gas to two SWEPCO power plants in East Texas at market sensitive prices and premiums commensurate with the level of service provided. The agreement provides for swing service and does not require any minimum gas purchase volumes.

                ENVIRONMENTAL MATTERS --
                     The Delhi Group is subject to federal, state and local
                laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Expenditures for remediation and penalties have not been material.
                     For a number of years, the Delhi Group has made capital
                expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1993 and 1992, such capital expenditures totaled approximately $4.5 million and $3.0 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

23. PRO FORMA INCOME PER COMMON SHARE (UNAUDITED)

Income per share data applicable to outstanding Delhi Stock is reported on a pro forma basis for the years 1992 and 1991 to reflect the per share income as if the capital structure of the Delhi Group was in effect beginning January 1, 1991. The capital structure of the Delhi Group as of June 30, 1992, was determined by the Board of Directors pursuant to the USX Certificate of Incorporation. Historical income before the cumulative effect of the change in accounting principle was adjusted for the attribution of certain corporate activities (Note 3, page D-8). The pro forma data are not necessarily indicative of the results that would have occurred if the capital structure of the Delhi Group was in effect for the periods indicated.

                (In millions, except per share data)                                      1992        1991
                ...............................................................................................
                Historical income before the cumulative effect of the change in
                     accounting principle                                                 $   18.6    $    7.2
                Pro forma adjustments(a):
                     Net interest and other financial costs                                   (7.3)      (10.1)
                     Credit for estimated income taxes                                         2.5         3.9
                                                                                          --------    --------
                Pro forma income before the cumulative effect of the change in
                     accounting principle                                                 $   13.8    $    1.0
                Pro forma dividends on preferred stock(a)                                      (.1)        (.2)
                Pro forma income applicable to Retained Interest(b)                           (4.9)        (.3)
                                                                                          --------    --------
                Pro forma income before the cumulative effect of the change in
                      accounting principle applicable to outstanding Delhi Stock          $    8.8    $     .5
                Per share data:
                     Pro forma income before the cumulative effect of the change in
                       accounting principle applicable to outstanding Delhi Stock(c)      $    .98    $    .06
                     Pro forma average number of shares, in thousands                        9,000       9,000
                ...............................................................................................

                (a) The adjustment for net interest and other financial costs reflects the weighted average effects of all USX financial activities assumed to be attributed to the Delhi Group for the periods prior to October 2, 1992. The adjustment for the provision for estimated income taxes reflects the change in total income before taxes due to recognition of these adjustments. The adjustment to dividends on preferred stock reflects the assumed effects of attributed preferred stock.

                (b) Pro forma income applicable to Retained Interest represents the pro forma income before the cumulative effect of the change in accounting principle less dividends on preferred stock, multiplied by the initial Retained Interest of approximately 36% for each year presented.

                (c) Pro forma income per share before the cumulative effect of the change in accounting principle applicable to outstanding Delhi Stock is calculated by dividing the pro forma income before the cumulative effect of the change in accounting principle applicable to outstanding Delhi Stock by the pro forma average number of shares outstanding, which assumes 9,000,000 shares initially sold were outstanding for all periods.





                Principal Unconsolidated Affiliates (Unaudited)

                         Company                          Country             % Ownership(a)               Activity
                ............................................................................................................
                Laredo-Nueces Pipeline Company         United States                50%             Natural Gas Transmission
                Ozark Gas Transmission System          United States                25%             Natural Gas Transmission
                ............................................................................................................

                (a) Ownership interest as of December 31, 1993.

Selected Quarterly Financial Data (Unaudited)

                                                      1993                                                  1992
(In millions except per share    -----------------------------------------------      ----------------------------------------------
data)                            4th Qtr.     3rd Qtr.     2nd Qtr.     1st Qtr.      4th Qtr.     3rd Qtr.      2nd Qtr.   1st Qtr.
....................................................................................................................................
Sales                            $ 143.5      $ 131.3      $ 129.0      $ 131.0       $ 136.9      $ 106.3       $ 99.7     $ 114.9
Operating income                     5.9          7.8          4.8         17.1           7.4          7.8          4.3        13.1
Total income (loss) before
 cumulative effect of
 change in accounting
 principle                           2.1          (.7)(a)      2.1          8.7           3.1          4.7          2.4         8.4
Net income (loss)                    2.1          (.7)(a)      2.1          8.7           3.1          4.7          2.4        26.3
....................................................................................................................................
DELHI STOCK DATA:
Total income (loss) before
 cumulative effect of
 change in accounting                                                                                            Pro forma(b)
 principle applicable to                                                                           --------------------------------
Delhi Stock                      $   1.4      $   (.5)     $   1.3       $  5.6       $   2.0      $   2.0       $   .5     $   4.3
 -- Per share:  primary and
 fully diluted                       .15         (.05)         .15          .62           .22          .22          .05         .48
DIVIDENDS PAID                       .05          .05          .05          .05           .05
Price range of Delhi Stock(c):
 -- Low                               15           18-3/4       16-1/2       15-1/4        13-1/2
 -- High                              24           24-3/4       21-7/8       19-1/4        17-3/4
....................................................................................................................................

(a) Includes a $4.1 million unfavorable effect associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred income tax liabilities as of January 1, 1993.
(b) Total income (loss) before cumulative effect of change in accounting principle applicable to outstanding Delhi Stock and related per share amounts have been provided on a pro forma basis prior to the October 2, 1992, initial issuance of Delhi Stock. See Note 23, page D-18.
(c) Composite tape. Delhi Stock was issued on October 2, 1992.

 Five-Year Operating Summary

                                                                              1993       1992         1991        1990        1989
                ...................................................................................................................
                SALES VOLUMES
                   Natural gas throughput (billions of cubic feet)
                     Natural gas sales                                        203.2       200.0       195.9       180.0       202.0
                     Transportation                                           117.6       103.4        81.0        99.3       106.7
                                                                             ------      ------      ------      ------      ------
                       Total systems throughput                               320.8       303.4       276.9       279.3       308.7
                     Partnerships -- equity share(a)                            6.5        10.2        14.5        19.9        26.7
                                                                             ------      ------      ------      ------      ------
                       Total throughput                                       327.3       313.6       291.4       299.2       335.4
                                                                             ------      ------      ------      ------      ------
                   Natural gas throughput (millions of cubic feet per day)
                     Natural gas sales                                        556.7       546.4       536.7       493.1       553.4
                     Transportation                                           322.1       282.6       221.9       272.1       292.3
                                                                             ------      ------      ------      ------      ------
                       Total systems throughput                               878.8       829.0       758.6       765.2       845.7
                     Partnerships -- equity share(a)                           17.9        27.8        39.7        54.5        73.2
                                                                             ------      ------      ------      ------      ------
                       Total throughput                                       896.7       856.8       798.3       819.7       918.9
                   NGL sales
                     Millions of gallons                                      282.0       261.4       214.7       144.4       127.7
                     Thousands of gallons per day                             772.5       714.2       588.2       395.6       349.9
                ...................................................................................................................
                GROSS UNIT MARGIN ($/mcf)                                     $0.42       $0.44       $0.47       $0.43     $0.84(b)
                ...................................................................................................................
                PIPELINE MILEAGE (including partnerships)
                   Arkansas                                                     362         377         377         377         377
                   Colorado(c)                                                   --          91          91          91          91
                   Kansas                                                       164         164         164         164         184
                   Louisiana                                                    141         141         142         140         140
                   Oklahoma                                                   2,908       2,795       2,819       2,800       2,779
                   Texas(a)                                                   4,544       4,811       4,764       4,739       4,869
                                                                             ------      ------      ------      ------      ------
                       Total                                                  8,119       8,379       8,357       8,311       8,440
                ...................................................................................................................
                OPERATING PLANTS -- YEAR-END
                   Gas processing                                                15          14          14          12           8
                   Sulfur                                                         3           3           3           3           3
                ...................................................................................................................
                DEDICATED GAS RESERVES -- YEAR-END (billions of cubic feet)
                   Beginning of year                                          1,652       1,643       1,680       1,699       2,124
                   Additions                                                    382         273         255         212         208
                   Production                                                  (328)       (307)       (275)       (280)       (299)
                   Revisions/Asset Sales                                        (43)         43         (17)         49        (334)
                                                                             ------      ------      ------      ------      ------
                       Total                                                  1,663       1,652       1,643       1,680       1,699
                ...................................................................................................................

                (a) In January 1993, the Delhi Group sold its 25% interest in Red River Pipeline.
                (b) Included the effect of a significant favorable settlement of three lawsuits related to gas sales contracts.
                (c) In 1993, the Delhi Group sold all of its pipeline systems located in Colorado.

                 THE DELHI GROUP
                 Management's Discussion and Analysis

                          The Delhi Group includes Delhi Gas Pipeline
                 Corporation ("DGP"), a wholly owned subsidiary of USX Corporation ("USX"), and certain related companies which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. Management's Discussion and Analysis should be read in conjunction with the Delhi Group's Financial Statements and Notes to Financial Statements. The financial data presented for the periods prior to October 2, 1992, (with the exception of pro forma data) reflected the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group. Beginning October 2, 1992, the financial statements of the Delhi Group include the financial position, results of operations and cash flows for the businesses of the Delhi Group and the effects of the capital structure of the Delhi Group which includes a portion of the corporate assets and liabilities and related transactions which are not separately identified with the ongoing operations of USX.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

                          The following table provides a summary of the Delhi
                 Group's sales for each of the last three years:

                 (Dollars in millions)                                        1993             1992             1991
                 ....................................................................................................
                 Gas Sales                                                   $447.9           $371.6           $346.4
                 Transportation                                                14.2             14.8             14.0
                                                                             ------           ------           ------
                 Total Systems                                                462.1            386.4            360.4
                 Gas Processing                                                72.6             70.4             61.1
                 Other                                                           .1              1.0              1.7
                                                                             ------           ------           ------
                 Total Sales                                                 $534.8           $457.8           $423.2
                 ....................................................................................................

                          TOTAL SALES in 1993 increased by 17% from 1992,
                 mainly due to increased revenues from premium services and higher average natural gas sales prices. Total sales revenues in 1992 increased by 8% from 1991 primarily due to higher average natural gas sales prices, increased systems throughput volumes and increased gas processing revenues.

                          OPERATING INCOME for the Delhi Group was $35.6
                 million in 1993, $32.6 million in 1992 and $31.0 million in 1991. Operating income in 1993 included favorable effects of $1.8 million for the reversal of a prior-period accrual related to a natural gas contract settlement, $0.8 million related to gas imbalance settlements and a net $0.6 million for a refund of prior years' taxes other than income taxes. Operating income in 1992 included favorable effects totaling $1.5 million relating to the settlement of various lawsuits and third-party disputes. Excluding the effects of these items, 1993 operating income improved by $1.3 million, primarily as a result of higher gas sales margins and lower operating and other expenses, partially offset by a 34% decline in gas processing margins from the sale of natural gas liquids ("NGLs"). Depreciation, depletion and amortization of $36.3 million in 1993 declined from 1992 mainly due to certain assets becoming fully depreciated during the prior year.

                          Operating income in 1991 included $8.0 million for
                 favorable settlements of certain contractual issues.
                 Excluding the effects of the settlements in 1992 and 1991, operating income in 1992 improved by $8.1 million, primarily due to increased NGLs volumes from gas processing, higher natural gas systems throughput volumes and lower operating and other expenses. These favorable items were partially offset by lower unit margins for NGLs, reflecting lower NGLs prices and higher feedstock costs. (See "Management's Discussion and Analysis of Operations" below for a further discussion of operating income.)

                 Management's Discussion and Analysis CONTINUED


                          OTHER INCOME of $5.2 million in 1993 included the
                 favorable pretax effect of a $0.9 million accrual reversal recognizing the expiration of certain obligations related to a prior asset acquisition, and a pretax gain of $2.9 million from disposal of assets. The disposal of assets included pretax gains of $0.8 million on the sale of nonstrategic gas gathering systems in Colorado and $1.6 million on the sale of the Delhi Group's interest in a natural gas transmission partnership. The 1993 U.S. income tax provision included a $2.9 million unfavorable tax effect associated with the sale of the transmission partnership interest, which resulted in a $1.3 million net loss on the transaction. Other loss in 1991 reflected an $18.7 million impairment of the Delhi Group's interest in the previously mentioned transmission partnership.

                          INTEREST AND OTHER FINANCIAL COSTS increased by $5.9
                 million in 1993 following a $4.0 million increase in 1992. Interest and other financial costs of $10.5 million in 1993 included $7.7 million representing the Delhi Group's portion of USX's financial activities attributable to all three groups and $2.5 million related to the sale of the Delhi Group's accounts receivables. Interest and other financial costs in 1992 included $2.3 million related to the sale of the Delhi Group's accounts receivables, which began in December 1991, and interest expense of $2.1 million representing the Delhi Group's portion of USX's financial activities attributable to all three groups for the period October 2, 1992, through December 31, 1992.

                          THE PROVISION FOR ESTIMATED INCOME TAXES is based on
                 tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. In addition to the previously mentioned $2.9 million unfavorable tax effect associated with the sale of the Delhi Group's interest in a natural gas transmission partnership, the income tax provision for 1993 included a $4.1 million charge associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax liabilities as of January 1, 1993.

                          CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
                 in 1992 reflected the $17.9 million favorable cumulative noncash effect, measured as of January 1, 1992, of adopting Statement of Financial Accounting Standards No. 109--Accounting for Income Taxes ("SFAS No. 109"), which requires an asset and liability approach for measuring deferred income taxes.

                          NET INCOME was $12.2 million in 1993, $36.5 million
                 in 1992 and $7.2 million in 1991. Excluding the cumulative effect of the adoption of SFAS No. 109, net income decreased by $6.4 million in 1993 following an increase of $11.4 million in 1992 from 1991. Net income presented for 1991, and for the portion of 1992 relating to the period prior to October 2, 1992, reflected the historical income for the businesses of the Delhi Group. Net income for these periods does not reflect interest costs and related income tax amounts of the Delhi Group as it was capitalized in accordance with the USX Certificate of Incorporation effective October 2, 1992. However, pro forma income before the cumulative effect of the change in accounting principle of $13.8 million in 1992 and $1.0 million in 1991 are presented as if the capital structure of the Delhi Group was in effect beginning January 1, 1991. (See Note 23 to the Delhi Group Financial Statements.)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          CURRENT ASSETS of $42.2 million at year-end 1993 were
                 $16.7 million higher than the year-end 1992 balance due primarily to increases in receivables and in cash and cash equivalents. The increase in receivables mainly reflected increased natural gas sales in December 1993 as compared with December 1992 and a delay in collection of amounts for gas sold to Southwestern Electric Power Company ("SWEPCO"), related to a natural gas contract dispute which was settled in January 1994 (see Note 22 to the Delhi Group Financial Statements, and Management's Discussion and Analysis of Operations below). These items were partially offset by a decline in NGLs sales in December 1993 as compared with December 1992 and the sale of additional receivables of $3.5 million.

                 Management's Discussion and Analysis CONTINUED


                          CURRENT LIABILITIES were $102.4 million at year-end
                 1993, $7.3 million lower than at year-end 1992 due primarily to lower accrued taxes reflecting higher estimated federal income tax payments and a decline in the current portion of USX's long-term debt attributed to the Delhi Group. These items were partially offset by increased accounts payable mainly resulting from higher gas purchase volumes and prices.

                          TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December
                 31, 1993 was $109.6 million. The $11.3 million increase from year-end 1992 was primarily due to capital expenditures, dividend payments and an increase in cash and cash equivalents from year-end 1992, partially offset by cash provided from operating activities and disposal of assets. The amount of total long-term debt, as well as the amount shown as notes payable, represented the Delhi Group's portion of USX debt attributed to all three groups. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                          DEFERRED CREDITS AND OTHER LIABILITIES declined to
                 $9.5 million at year-end 1993, primarily reflecting the amortization of income from reservation fees related to certain natural gas contracts and the previously mentioned reversal of an accrual related to a prior asset acquisition.

                          STOCKHOLDERS' EQUITY of $205.5 million at year-end
                 1993 increased $9.4 million from year-end 1992 mainly reflecting the net income recorded during 1993, partially offset by dividends paid.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

                          NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled
                 $33.2 million in 1993, down $42.6 million from 1992 primarily reflecting the payment of income taxes (including settlements with other groups) totaling $22.7 million in 1993 (of which $8.5 million related to prior year federal taxes) versus $12.3 million in 1992, an increase in interest paid, a decline in cash realized from the sale of receivables and the previously mentioned delay in collection of receivables relating to a natural gas contract dispute with SWEPCO. Cash provided from operating activities in 1992 declined $40.4 million from 1991 due primarily to changes in cash realized from sold accounts receivables.

                          CAPITAL EXPENDITURES of $42.6 million in 1993
                 increased by 60% from 1992 following a 43% increase in 1992 from 1991. Expenditures were primarily for the expansion of existing systems and the acquisition of pipeline systems enabling the Delhi Group to connect additional new dedicated natural gas reserves. Additions to the Delhi Group's dedicated gas reserves totaled 382 billion cubic feet ("bcf"), 273 bcf and 255 bcf in 1993, 1992 and 1991, respectively. Expenditures in all three years included amounts for improvements and upgrades to existing facilities. Expenditures in 1993 included amounts for a multi-pipeline interconnection and compression project in the Carthage area of East Texas, the acquisition and connection of a 65-mile gas gathering system in West Texas and the purchase, connection and upgrade of a 30 million cubic feet per day cryogenic gas processing facility near existing systems in South Texas.

                          Capital expenditures in 1994 are expected to exceed
                 1993 levels as the Delhi Group continues to pursue opportunities to connect dedicated gas reserves by the expansion or acquisition of gas gathering, processing and transmission assets, including those made available as a result of current industry conditions and regulatory initiatives.


                          CASH GENERATED FROM DISPOSAL OF ASSETS in 1993 was
                 $4.2 million, an increase of $3.3 million from 1992 and $3.9 million from 1991. The increases primarily reflected proceeds in 1993 from the sale of the Delhi Group's interest in a natural gas transmission partnership and from the sale of nonstrategic gas gathering systems in Colorado.

                 Management's Discussion and Analysis CONTINUED


                          FINANCIAL OBLIGATIONS increased $10.6 million in
                 1993, primarily reflecting the Delhi Group's net cash flows from operating activities, investment activities and dividends paid during the period. These obligations consist of the Delhi Group's portion of USX debt attributed to all three groups.

                          TRANSACTIONS WITH USX THROUGH OCTOBER 2, 1992, which
                 impacted 1992 and 1991, reflected centrally managed cash transactions prior to formation of the Delhi Group.

                          DIVIDEND PAYMENTS of $1.9 million in 1993 included
                 the payment of four quarterly dividends compared with one dividend payment in 1992, reflecting the formation of the Delhi Group on October 2, 1992. The annualized rate of dividends per share for the USX-Delhi Group Common Stock, based on the most recently declared quarterly dividend, is $.20.

                          In September 1993, Standard and Poor's Corporation
                 ("S&P")lowered its ratings on USX's and Marathon's senior debt to below investment grade (from BBB- to BB+) and on USX's subordinated debt, preferred stock and commercial paper. S&P cited extremely aggressive financial leverage, burdensome retiree medical liabilities and litigation contingencies. In October 1993, Moody's Investors Service, Inc. ("Moody's") confirmed its Baa3 investment grade ratings on USX's and Marathon's senior debt. Moody's also confirmed its ratings on USX's subordinated debt and commercial paper, but lowered its ratings on USX's preferred stock from ba1 to ba2. Moody's noted that the rating confirmation on USX debt securities reflected confidence in the expected performance of USX during the intermediate term, while the downward revision of the preferred stock ratings incorporated a narrow fixed charge coverage going forward. The downgrades by S&P and the downgrade of ratings on preferred stock by Moody's could increase USX's cost of capital. Any related increase in interest costs would be reflected in the consolidated financial statements and the financial statements of each group.

                          USX anticipates that the Delhi Group will resume cash
                 funding of its pension plan in amounts approximating $0.1 million for the 1993 plan year and $1 million for the 1994 plan year, with the funding for both plan years impacting cash flows in 1994.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

                          The Delhi Group has incurred and will continue to
                 incur capital and operating and maintenance expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Delhi Group's products and services, operating results will be adversely affected. The Delhi Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production processes.

                          The Delhi Group's environmental expenditures for 1993
                 and 1992 are discussed below and have been estimated based on American Petroleum Institute ("API") survey guidelines. These guidelines are subject to differing interpretations which could affect the comparability of such data. Some environmental related expenditures, while benefiting the environment, also enhance operating efficiencies.

                          The Delhi Group's total environmental expenditures in
                 1993 were $9.8 million compared with $7.9 million in 1992. These amounts consisted of capital expenditures of $4.5 million in 1993 and $3.0 million in 1992 and estimated compliance expenditures (including operating and maintenance) of $5.3 million in 1993 and $4.9 million in 1992. Compliance expenditures were broadly estimated based on API survey guidelines and represented 1% of the Delhi Group's total operating costs in both 1993 and 1992. Remediation related expenditures were not material.

                 Management's Discussion and Analysis CONTINUED


                          New or expanded requirements for environmental
                 regulations, which could increase the Delhi Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to accurately predict the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, management does not anticipate that environmental compliance expenditures will materially increase in 1994. The Delhi Group's capital expenditures for environmental controls are expected to be approximately $5 million in 1994. Predictions beyond 1994 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Delhi Group anticipates that environmental capital expenditures in 1995 will remain at about the same levels experienced in 1994; however, actual expenditures may increase as additional projects are identified or additional requirements are imposed.

                          USX is the subject of, or a party to, a number of
                 pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 22 to the Delhi Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. (See USX Consolidated Management's Discussion and Analysis of Cash Flows.)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                          The Delhi Group's operating results are affected by
                 fluctuations in natural gas prices and demand levels in the markets that it serves. Natural gas prices were volatile in 1993 causing disruption of the Delhi Group's short term interruptible ("spot") market program and gas processing business. In addition, NGLs prices, which tend to follow fluctuations in crude oil prices, declined significantly in the last half of 1993. The Delhi Group intends to remain competitive in this market environment by maximizing gas sales to higher margin customers and maximizing its total systems throughput by supplementing higher margin sales with gas sales to industrial end users, spot market sales and transportation revenues.

                          The Delhi Group can also be affected by changes in
                 the regulatory environment governing its businesses and the businesses of its competitors. In April 1992, the Federal Energy Regulatory Commission issued Order No. 636, ("the Order") which makes significant changes to the structure of the services provided by interstate natural gas pipelines. The changes are intended to ensure that interstate pipeline companies provide transportation service that is equal in quality for all gas supplies, whether the customer purchases the gas from the pipeline or from another supplier. The Delhi Group is primarily an intrastate gas gatherer (as opposed to an interstate pipeline company) and does not face significant transition costs as a result of the Order. The Delhi Group believes that the Order will provide opportunities to offer its merchant gas services to existing customers of interstate pipelines who are seeking an alternative gas supply source. However, as the Order is implemented, any additional Delhi Group gas sales resulting from the Order will be subject to negotiation with the individual customers. The Delhi Group cannot accurately determine the financial effect of such opportunities on future operating results.

                          The Delhi Group's four largest customers accounted
                 for 45% and 39% of its total gross margin and 18% and 14% of its total systems throughput in 1993 and 1992, respectively. In the event that one or more of the Delhi Group's largest customers reduce volumes taken under an existing contract or chooses not to renew such contract, the Delhi Group would be adversely affected to the extent it is unable to find alternative customers to buy gas at the same level of profitability.

                 Management's Discussion and Analysis CONTINUED


                          On January 26, 1994, a settlement agreement was
                 executed between DGP and SWEPCO, (one of the Delhi Group's four largest customers) resolving litigation which began in 1991 related to a 15-year natural gas purchase contract ("original contract") which was due to expire in April 1995. Sales under the original contract were at prices substantially above spot prices and, as a result, this contract accounted for more than 10% of Delhi's total gross margin in each of the last three years. The settlement agreement provides that SWEPCO will pay the Delhi Group the price under the original contract through January 1994. Concurrent with the execution of the settlement agreement, the Delhi Group executed a new four-year agreement with SWEPCO enabling Delhi to supply increased volumes of gas to two SWEPCO power plants in East Texas at market sensitive prices and premiums commensurate with the level of service provided. The agreement provides for swing service and does not require any minimum gas purchase volumes. The Delhi Group's operating income and cash flow will be adversely affected by the amount of premiums lost under the original contract for the period February 1, 1994, through April 1, 1995. Broad estimates of the potential premium losses are $18 million and $4 million in 1994 and 1995, respectively. SWEPCO has purchased gas under the new agreement.

                          Operating income of $35.6 million in 1993 increased
                 by $3.0 million, or 9%, from 1992 following a $1.6 million, or 5%, increase in 1992 from 1991. The following is a discussion of the Delhi Group's gross margin by principal service for each of the last three years and an analysis of the reasons for changes in such margins between years.

                          The gas sales margin and gas sales throughput for
                 each of the last three years were:

                 (Dollars in millions)                               1993             1992             1991
                 ............................................................................................
                 Gas sales margin                                   $104.5           $ 96.1           $ 96.4
                 Less:    Effect of certain contractual issues        (2.6)            (1.5)            (8.0)
                                                                    ------           ------           ------
                          Margin (Excluding effect of
                          certain contractual issues)               $101.9           $ 94.6           $ 88.4
                                                                    ------           ------           ------
                                                                    ------           ------           ------
                 Gas sales throughput (bcf)                          203.2            200.0            195.9
                 ...........................................................................................

                          Excluding the effects of the contractual issues,
                 described under Management's Discussion and Analysis of Income above, gas sales margin increased by 8% in 1993 and 7% in 1992 from the respective prior years. The improvement in 1993 mainly reflected increased sales to higher margin customers. Margins on spot sales were affected by fluctuations in natural gas prices throughout most of 1993 although overall average prices increased in 1993 from the prior year. The successful dedicated natural gas reserve addition programs in 1993 and 1992 contributed to the increases in both sales and transportation volumes for those years by making more natural gas available. Natural gas sales unit margins in 1992 benefitted from a favorable change in premium sales mix. Average natural gas sales prices trended downward over most of 1991 and 1992, but stabilized in mid-1992 and increased during the last several months of 1992 contributing to improved 1992 gas sales unit margins from the prior year. Gas sales margins in 1994 will be affected by factors relating to the natural gas contract settlement with SWEPCO described above.

                          The transportation margin and throughput for each of
                 the last three years were:

                                                                     1993            1992             1991
                 ...........................................................................................
                 Transportation margin (millions)                   $ 14.2           $ 14.8           $ 14.0

                 Transportation throughput (bcf)                     117.6            103.4             81.0
                 ...........................................................................................

                 Management's Discussion and Analysis CONTINUED


                          Transportation margins declined by 4% to $14.2
                 million in 1993, following a 6% increase in 1992 from 1991. Average throughput volumes increased in 1993 and 1992 from the respective prior year periods, while average transportation rates trended downward over those periods. The rate decline in 1993 more than offset the favorable effect of the increase in throughput volumes for that year. The changes in transportation volumes and rates during the three-years reflected a strategy of offering producers transportation rate incentives in order to increase the Delhi Group's dedicated natural gas reserve base and the supply of processable gas to its plants. The aggregation of transportation and processing services increased the Delhi Group's overall gross margin, although the transportation rate was lower than the normal rate charged for transportation as a separate service.

                          The gas processing margin, NGLs sales volume and
                 NGLs sales price for each of the last three years were:

                                                                                      1993             1992             1991
                 ..............................................................................................................
                 Gas processing margin (millions)                                    $  17.3          $  26.1          $  27.2
                 NGLs sales volume (millions of gallons)                               282.0            261.4            214.7
                 NGLs sales price ($/Gallon)                                         $   .26          $   .27          $   .28
                 ..............................................................................................................


                          The 34% decline in gas processing margins in 1993
                 resulted from higher average feedstock costs stemming from increased average natural gas prices, primarily in the first nine months of 1993, and lower NGLs prices which trended downward with crude oil prices in the last half of 1993. NGLs volumes for 1993 increased by 8% from the prior year as the Delhi Group continued to add dedicated natural gas reserves, with the associated gas processing rights, to its systems. However, fourth quarter 1993 NGLs volumes declined by 17% from the third quarter of 1993 as the Delhi Group chose not to fully process some gas due to the decline in NGLs prices. The Delhi Group will continue to monitor the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. The Delhi Group anticipates that margins for gas processing will continue to be depressed in the first quarter of 1994.

                          The gas processing margin declined by 4% in 1992 from
                 1991 reflecting lower average NGLs sales prices and higher feedstock costs. These factors were partially offset by a 22% increase in NGLs sales volumes due in part to the previously mentioned increase in systems throughput, which resulted in increased availability of gas for processing.

                          Operating expenses of $28.0 million in 1993 declined
                 by $1.1 million from 1992 due mainly to cost control procedures. Operating expenses of $29.1 million in 1992 declined by $1.9 million from 1991 primarily due to cost control procedures implemented during the year and reduced maintenance and repair costs.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of USX required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" in USX's Proxy Statement for the 1994 Annual Meeting of Stockholders.

         The executive officers of USX and their ages as of February 1, 1994 are as follows:

USX -- CORPORATE
   Charles A. Corry   . . . . . . . .   61   Chairman of the Board of Directors & Chief Executive Officer
   Gretchen R. Haggerty   . . . . . .   38   Vice President & Treasurer
   Robert M. Hernandez  . . . . . . .   49   Executive Vice President--Accounting & Finance & Chief Financial Officer
   Lewis B. Jones   . . . . . . . . .   50   Vice President & Comptroller
   Dan D. Sandman   . . . . . . . . .   45   General Counsel & Secretary
   Louis A. Valli   . . . . . . . . .   61   Senior Vice President--Employee Relations

USX -- MARATHON GROUP
   Victor G. Beghini    . . . . . . .   59   Vice Chairman--Marathon Group and President--Marathon Oil Company
   J. Louis Frank   . . . . . . . . .   57   Executive Vice President--Refining, Marketing & Transportation--Marathon
                                             Oil Company
   Carl P. Giardini   . . . . . . . .   58   Executive Vice President--Exploration & Production--Marathon Oil Company
   Jimmy D. Low   . . . . . . . . . .   56   Senior Vice President--Finance & Accounting--Marathon Oil Company
   William F. Madison   . . . . . . .   51   Vice President--Administration & Services--Marathon Oil Company
   William F. Schwind, Jr.  . . . . .   49   General Counsel & Secretary--Marathon Oil Company

USX -- U. S. STEEL GROUP
   Charles G. Carson, III . . . . . .   51   Vice President--Environmental Affairs
   Ralph E. Fifield   . . . . . . . .   48   Vice President--Operations
   Charles C. Gedeon  . . . . . . . .   53   Executive Vice President--Raw Materials & Diversified Businesses
   Edward F. Guna   . . . . . . . . .   45   Vice President--Accounting & Finance--U. S. Steel Group
   Bruce A. Haines  . . . . . . . . .   49   Vice President--Planning & Quality Assurance
   Donald M. Laws   . . . . . . . . .   58   General Counsel
   Reuben L. Perin, Jr.   . . . . . .   55   Executive Vice President--Commercial
   Thomas W. Sterling, III  . . . . .   46   Vice President--Employee Relations
   Thomas J. Usher  . . . . . . . . .   51   President--U. S. Steel Group

USX -- DELHI GROUP
   Charles R. Evans   . . . . . . . .   40   Vice President--Engineering & Project Development--Delhi Gas Pipeline
                                             Corporation
   Grover G. Gradick  . . . . . . . .   48   Executive Vice President--Supply--Delhi Gas Pipeline Corporation
   David A. Johnson   . . . . . . . .   47   Senior Vice President--Sales, Transportation & Exchange--Delhi Gas Pipeline
                                             Corporation
   David M. Kihneman  . . . . . . . .   45   President--Delhi Group and President--Delhi Gas Pipeline Corporation
   Laurence K. Maguire  . . . . . . .   50   Vice President--Finance & Administration--Delhi Gas Pipeline Corporation
   Kenneth J. Orlowski  . . . . . . .   44   Senior Vice President, General Counsel & Secretary--Delhi Gas Pipeline
                                             Corporation

         All of the executive officers have held responsible management or professional positions with USX or its subsidiaries for more than the past five years.

ITEM 11. MANAGEMENT REMUNERATION

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in USX's Proxy Statement dated March 18, 1994, for the 1994 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in USX's Proxy Statement dated March 18, 1994, for the 1994 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in USX's Proxy Statement dated March 18, 1994, for the 1994 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      A.   DOCUMENTS FILED AS PART OF THE REPORT
      1.   Financial Statements
           Financial Statements filed as part of this report are listed on the Index to Financial Statements, Supplementary Data and Management's Discussion and Analysis of USX Consolidated on page U-1, of the Marathon Group on Page M-1, of the U. S. Steel Group on page S-1 and of the Delhi Group on Page D-1.

      2.   Financial Statement Schedules and Supplementary Data
               Financial Statement Schedules --
                    For the Years Ended December 31, 1993, 1992 and 1991.

                                                                                           Page
                         V --Property, Plant and Equipment
                             USX Consolidated . . . . . . . . . . . . . . . . . . . . . . . 65
                             Marathon Group . . . . . . . . . . . . . . . . . . . . . . . . 68
                             U. S. Steel Group. . . . . . . . . . . . . . . . . . . . . . . 71
                             Delhi Group. . . . . . . . . . . . . . . . . . . . . . . . . . 74

                        VI --Accumulated Depreciation, Depletion and Amortization
                             of Property, Plant and Equipment
                             USX Consolidated . . . . . . . . . . . . . . . . . . . . . . . 65
                             Marathon Group . . . . . . . . . . . . . . . . . . . . . . . . 68
                             U. S. Steel Group. . . . . . . . . . . . . . . . . . . . . . . 71
                             Delhi Group. . . . . . . . . . . . . . . . . . . . . . . . . . 74

                    All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

               Supplementary Data --
                    Summarized Financial Information of Marathon Oil Company. . . . . . . . 77

     B.    REPORTS ON FORM 8-K
           1.1   None



     C.    EXHIBITS

Exhibit No.
     3.    Articles of Incorporation and By-Laws
           (a)   USX's Restated Certificate of
                 Incorporation dated November 1, 1993 . . . . . . . . . .  Incorporated by reference to Exhibit 3.1 to USX's Quarterly Report on Form 10-Q
                                                                           for the Quarter Ended September 30, 1993.



             (b) USX's By-Laws, effective
                 as of May 6, 1991  . . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 3(c)
                                                                                         to USX's Quarterly Report on Form 10-Q for
                                                                                         the Quarter Ended March 31, 1991.

         4.  Instruments Defining the Rights of Security Holders,
             Including Indentures
             (a) $1.5 billion Credit Agreement dated as of
                 October 13, 1992 . . . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 4(b)
                                                                                         to USX's Report on Form 10-Q for the period
                                                                                         ended September 30, 1992.

             (b) $500 million Credit Agreement dated as
                 of October 13, 1992  . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 4(c)
                                                                                         to USX's Report on Form 10-Q for the period
                                                                                         ended September 30, 1992.

             (c) Amended and Restated Rights Agreement  . . . . . . . . . . . . . .      Incorporated by reference to Form 8
                                                                                         Amendment to Form 8-A filed on October 5,
                                                                                         1992.

             (d) Pursuant to 17 CFR 229.601(b)(4)(iii), instruments
                 with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of USX. USX hereby agrees to furnish a copy of any such instru-ment to the Commission upon its request.

        10.  Material Contracts

             (a) 1976 Stock Option Incentive Plan, As Amended
                 May 18, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(a)
                                                                                         to USX's Form 10-K for the year ended
                                                                                         December 31, 1991.

             (b) 1986 Stock Option Incentive Plan, As Amended
                 May 28, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(b)
                                                                                         to USX's Form 10-K for the year ended
                                                                                         December 31, 1991.

             (c) 1990 Stock Plan, As Amended May 28, 1991 . . . . . . . . . . . . .      Incorporated by reference to Annex III of
                                                                                         USX's Proxy Statement dated April 13, 1992.

             (d) USX Corporation Annual Incentive Compensation
                 Plan, As Amended March 26, 1991  . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(d)
                                                                                         to USX's Form 10-K for the year ended
                                                                                         December 31, 1991.

             (e) Annual Incentive Compensation Plan of
                 Marathon Oil Company . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(f)
                                                                                         to USX's Form 10-K for the year ended
                                                                                         December 31, 1992.

             (f) USX Corporation Executive Management
                 Supplemental Pension Program, As Amended
                 January 1, 1991  . . . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(f)
                                                                                         to USX's Form 10-K for the year ended
                                                                                         December 31, 1991.

             (g) USX Supplemental Thrift Program, As Amended
                 May 10, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(g)
                                                                                         to USX's Form 10-K for the year ended
                                                                                         December 31, 1991.

             (h) Agreements Between the Corporation and
                 Various Officers     . . . . . . . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(g)
                                                                                         to USX's 1989 Report on Form 10-K.
     12.     Computation of Ratio of Earnings to Fixed Charges
             and Ratio of Earnings to Combined Fixed Charges
             and Preferred Stock Dividends

     21.     List of Significant Subsidiaries

     23.     Consent of Independent Accountants

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 14, 1994.


                                USX CORPORATION

                  By /s/          Lewis B. Jones
                     ---------------------------------
                                 LEWIS B. JONES
                          VICE PRESIDENT & COMPTROLLER

                     Signature                                                                      Title
                     ---------                                                                      -----
                                                                                     Chairman of the Board of Directors,
/s/               Charles A. Corry                                                   Chief Executive Officer and Director
- - ----------------------------------------------------
                  CHARLES A. CORRY
                                                                                Executive Vice President Accounting & Finance
/s/             Robert M. Hernandez                                                 & Chief Financial Officer and Director
- - ----------------------------------------------------
                ROBERT M. HERNANDEZ

/s/                Lewis B. Jones                                                        Vice President & Comptroller
- - ----------------------------------------------------
                   LEWIS B. JONES

/s/              Neil A. Armstrong                                                                 Director
- - ----------------------------------------------------
                 NEIL A. ARMSTRONG

/s/              Victor G. Beghini                                                                 Director
- - ----------------------------------------------------
                 VICTOR G. BEGHINI

/s/              Jeanette G. Brown                                                                 Director
- - ----------------------------------------------------
                 JEANETTE G. BROWN

/s/                John H. Filer                                                                   Director
- - ----------------------------------------------------
                   JOHN H. FILER

/s/              James A. D. Geier                                                                 Director
- - ----------------------------------------------------
                 JAMES A. D. GEIER

/s/                Charles R. Lee                                                                  Director
- - ----------------------------------------------------
                   CHARLES R. LEE

/s/                 Paul E. Lego                                                                   Director
- - ----------------------------------------------------
                    PAUL E. LEGO

/s/            John F. McGillicuddy                                                                Director
- - ----------------------------------------------------
               JOHN F. MCGILLICUDDY

/s/               John M. Richman                                                                  Director
- - ----------------------------------------------------
                  JOHN M. RICHMAN

/s/              David M. Roderick                                                                 Director
- - ----------------------------------------------------
                 DAVID M. RODERICK

/s/               Thomas J. Usher                                                                  Director
- - ----------------------------------------------------
                  THOMAS J. USHER

/s/               David R. Whitwam                                                                 Director
- - ----------------------------------------------------
                  DAVID R. WHITWAM

/s/              Douglas C. Yearley                                                                Director
- - ----------------------------------------------------
                 DOUGLAS C. YEARLEY

                                USX CONSOLIDATED

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                                                                (In millions)
                                                  -----------------------------------------------------------------------
                                                      Balance                                                  Balance
               Year 1993                          Dec. 31, 1992         Additions          Deductions       Dec. 31, 1993
               ---------                          -------------         ---------          ----------       -------------
Property, Plant and Equipment (at cost)
   Marathon Group   . . . . . . . . . .               $15,730             $    910            $   749           $15,891
   U. S. Steel Group  . . . . . . . . .                 8,842                  198                403             8,637
   Delhi Group  . . . . . . . . . . . .                   992                   43                 22             1,013
                                                      -------             --------            -------           -------
       Total  . . . . . . . . . . . . .                25,564                1,151 (a)          1,174            25,541
                                                      -------             --------            -------           -------

Accumulated Depreciation, Depletion
and Amortization
   Marathon Group   . . . . . . . . . .                 7,297                  723                557             7,463
   U. S. Steel Group  . . . . . . . . .                 6,033                  314                363 (b)         5,984
   Delhi Group  . . . . . . . . . . . .                   475                   36                 20               491
                                                      -------             --------            -------           -------
       Total  . . . . . . . . . . . . .                13,805                1,073                940            13,938
                                                      -------             --------            -------           -------

       Net  . . . . . . . . . . . . . .               $11,759             $     78            $   234           $11,603
                                                      =======             ========            =======           =======

- - -----------------
   (a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.
   (b)     Includes restructuring activities.

                                USX CONSOLIDATED

              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (CONT'D.)
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
          AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D.)

                                                                         (In millions)
                                       -----------------------------------------------------------------------------------
                                           Balance                                                              Balance
               Year 1992               Dec. 31, 1991      Additions         Other (b)      Deductions (c)    Dec. 31, 1992
               ---------               -------------      ---------         -----          ----------        -------------
Property, Plant and Equipment (at cost)
   Marathon Group   . . . . . . . . . .    $ 16,056        $  1,195          $   (985)        $   536           $15,730
   U. S. Steel Group  . . . . . . . . .       8,656             318             --                132             8,842
   Delhi Group  . . . . . . . . . . . .         972              27             --                  7               992
   Corporate (adjustments and
     eliminations)(b)   . . . . . . . .        (972)            (13)              985            --                 --
                                           --------         -------          --------         -------           --------
       Total  . . . . . . . . . . . . .      24,712           1,527 (a)         --                675            25,564
                                           --------         -------          --------         -------           -------

Accumulated Depreciation, Depletion
and Amortization
   Marathon Group   . . . . . . . . . .       7,260             787             (471)             279             7,297
   U. S. Steel Group  . . . . . . . . .       5,859             288             --                114             6,033
   Delhi Group  . . . . . . . . . . . .         441              40             --                  6               475
   Corporate (adjustments and
       eliminations)(b) . . . . . . . .        (441)            (30)             471             --                 --
                                           --------        --------          --------         -------           --------
           Total  . . . . . . . . . . .      13,119           1,085              --               399            13,805
                                           --------        --------          --------         -------           -------

           Net  . . . . . . . . . . . .    $ 11,593        $    442          $  --            $   276           $11,759
                                           ========        ========          ========         =======           =======

- - -----------------
   (a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.
   (b) Comprehends elimination of assets for businesses included in the Delhi Group which were also included in the Marathon Group prior to October 2, 1992.
   (c)     Includes restructuring activities.

                                USX CONSOLIDATED

              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (CONT'D.)
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
          AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D.)


                                                                                (In millions)
                                                  -----------------------------------------------------------------------
                                                      Balance                                                  Balance
               Year 1991                          Dec. 31, 1990         Additions        Deductions (b)     Dec. 31, 1991
               ---------                          -------------         ---------        ----------         -------------
Property, Plant and Equipment (at cost)
   Marathon Group   . . . . . . . . . .               $15,450             $    960            $   354           $16,056
   U. S. Steel Group  . . . . . . . . .                 8,343                  433                120             8,656
                                                      -------             --------            -------           -------
     Total  . . . . . . . . . . . . . .                23,793                1,393 (a)            474            24,712
                                                      -------             --------            -------           -------

Accumulated Depreciation, Depletion
and Amortization
     Marathon Group   . . . . . . . . .                 6,614                  870                224             7,260
     U. S. Steel Group  . . . . . . . .                 5,595                  254                (10)            5,859
                                                      -------             --------            -------           -------
       Total  . . . . . . . . . . . . .                12,209                1,124                214            13,119
                                                      -------             --------            -------           -------

       Net  . . . . . . . . . . . . . .               $11,584             $    269            $   260           $11,593
                                                      =======             ========            =======           =======

- - -----------------
   (a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.
   (b)     Includes restructuring activities.

                                 MARATHON GROUP

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                                                                (In millions)
                                                  -----------------------------------------------------------------------
                                                      Balance                                                  Balance
               Year 1993                          Dec. 31, 1992         Additions           Deductions      Dec. 31, 1993
               ---------                          -------------         ---------           ----------      -------------
Property, Plant and Equipment (at cost)
   Exploration and Production   . . . .               $12,602             $    674            $   617           $12,659
   Refining   . . . . . . . . . . . . .                 1,291                  136                 --             1,427
   Marketing  . . . . . . . . . . . . .                 1,278                   67                 29             1,316
   Transportation   . . . . . . . . . .                   345                   10                 78               277
   Other    . . . . . . . . . . . . . .                   214                   23                 25               212
                                                      -------             --------            -------           -------
     Total  . . . . . . . . . . . . . .                15,730                  910 (a)            749            15,891
                                                      -------             --------            -------           -------

Accumulated Depreciation, Depletion
and Amortization
     Exploration and Production   . . .                 6,192                  534                517             6,209
     Refining   . . . . . . . . . . . .                   391                   95                  1               485
     Marketing  . . . . . . . . . . . .                   512                   68                 23               557
     Transportation   . . . . . . . . .                    98                   15                 11               102
     Other  . . . . . . . . . . . . . .                   104                   11                  5               110
                                                      -------             --------            -------           -------

       Total  . . . . . . . . . . . . .                 7,297                  723                557             7,463
                                                      -------             --------            -------           -------

       Net  . . . . . . . . . . . . . .               $ 8,433             $    187            $   192           $ 8,428
                                                      =======             ========            =======           =======

- - -----------------
     (a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.

                                 MARATHON GROUP

              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (CONT'D.)
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
          AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D.)


                                                                         (In millions)
                                         ---------------------------------------------------------------------------------
                                           Balance                                                              Balance
               Year 1992                Dec. 31, 1991     Additions          Other (b)     Deductions (c)    Dec. 31, 1992
               ---------                -------------     ---------          -----         ----------        -------------
Property, Plant and Equipment (at cost)
   Exploration and Production   . . . .    $ 12,294        $    751          $  --            $   443           $12,602
   Refining   . . . . . . . . . . . . .         963             303             --                (25)            1,291
   Marketing  . . . . . . . . . . . . .       1,132              66             --                (80)            1,278
   Transportation   . . . . . . . . . .         307              36             --                 (2)              345
   Gas gathering and processing   . . .       1,098              13              (985)            126             --
   Other    . . . . . . . . . . . . . .         262              26             --                 74               214
                                           --------        --------          --------         -------           -------
       Total  . . . . . . . . . . . . .      16,056           1,195 (a)          (985)            536            15,730
                                           --------        --------          --------         -------           -------

Accumulated Depreciation, Depletion
and Amortization
   Exploration and Production   . . . .       5,787             610             --                205             6,192
   Refining   . . . . . . . . . . . . .         335              51             --                 (5)              391
   Marketing  . . . . . . . . . . . . .         396              73             --                (43)              512
   Transportation   . . . . . . . . . .          88              11             --                  1                98
   Gas gathering and processing   . . .         505              29              (471)             63             --
   Other    . . . . . . . . . . . . . .         149              13             --                 58               104
                                           --------        --------          --------         -------           -------
       Total  . . . . . . . . . . . . .       7,260             787              (471)            279             7,297
                                           --------        --------          --------         -------           -------

       Net  . . . . . . . . . . . . . .    $  8,796        $    408          $   (514)        $   257           $ 8,433
                                           ========        ========          ========         =======           =======

- - -----------------
     (a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.
     (b) Comprehends elimination of assets for businesses included in the Delhi Group beginning October 2, 1992.
     (c)       Includes restructuring activities.

                                 MARATHON GROUP

              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (CONT'D.)
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
          AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D.)


                                                                                (In millions)
                                                  -----------------------------------------------------------------------
                                                      Balance                                                  Balance
               Year 1991                          Dec. 31, 1990         Additions           Deductions      Dec. 31, 1991
               ---------                          -------------         ---------           ----------      -------------
Property, Plant and Equipment (at cost)
   Exploration and Production   . . . .               $11,967             $    704            $   377           $12,294
   Refining   . . . . . . . . . . . . .                   848                  127                 12               963
   Marketing  . . . . . . . . . . . . .                 1,062                   76                  6             1,132
   Transportation   . . . . . . . . . .                   249                   19                (39)              307
   Gas gathering and processing   . . .                 1,082                   22                  6             1,098
   Other    . . . . . . . . . . . . . .                   242                   12                 (8)              262
                                                      -------             --------            -------           -------
     Total  . . . . . . . . . . . . . .                15,450                  960 (a)            354            16,056
                                                      -------             --------            -------           -------

Accumulated Depreciation, Depletion
and Amortization
     Exploration and Production   . . .                 5,333                  696                242             5,787
     Refining   . . . . . . . . . . . .                   299                   44                  8               335
     Marketing  . . . . . . . . . . . .                   344                   67                 15               396
     Transportation   . . . . . . . . .                    74                   11                 (3)               88
     Gas gathering and processing   . .                   450                   44                (11)              505
     Other  . . . . . . . . . . . . . .                   114                    8                (27)              149
                                                      -------             --------            -------           -------

       Total  . . . . . . . . . . . . .                 6,614                  870                224             7,260
                                                      -------             --------            -------           -------

       Net  . . . . . . . . . . . . . .               $ 8,836             $     90            $   130           $ 8,796
                                                      =======             ========            =======           =======

- - -----------------
     (a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.

                               U. S. STEEL GROUP

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                                                (In millions)
                                        --------------------------------------------------------------
                                           Balance                                          Balance
               Year 1993                Dec. 31, 1992     Additions       Deductions     Dec. 31, 1993
               ---------                -------------     ---------       ----------     -------------
Property, Plant and Equipment (at cost)
Land and Depletable Property  . . . .     $    159       $      8         $     13         $    154
Buildings . . . . . . . . . . . . . .          536             16               31              521
Machinery and Equipment . . . . . . .        8,021            174              350            7,845
Leased Assets . . . . . . . . . . . .          126             --                9              117
                                          --------       --------         --------         --------
          Total . . . . . . . . . . .        8,842            198 (a)          403            8,637
                                          --------       --------         --------         --------

Accumulated Depreciation, Depletion
   and Amortization
Land and Depletable Property  . . . .            8              2                1                9
Buildings . . . . . . . . . . . . . .          368             11               30              349
Machinery and Equipment . . . . . . .        5,620            292              327            5,585
Leased Assets . . . . . . . . . . . .           37              9                5               41
                                          --------       --------         --------         --------

          Total . . . . . . . . . . .        6,033            314              363(b)         5,984
                                          --------       --------         --------         --------

          Net . . . . . . . . . . . .     $  2,809       $   (116)        $     40         $  2,653
                                          ========       ========         ========         ========

- - -----------------
(a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.
(b)  Including restructuring activities.

                               U. S. STEEL GROUP

              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (CONT'D.)
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
           AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D)


                                                                (In millions)
                                        --------------------------------------------------------------
                                           Balance                                          Balance
               Year 1992                Dec. 31, 1991     Additions       Deductions     Dec. 31, 1992
               ---------                -------------     ---------       ----------     -------------
Property, Plant and Equipment (at cost)
Land and Depletable Property  . . . .     $    157        $      8        $      6         $    159
Buildings . . . . . . . . . . . . . .          544               9              17              536
Machinery and Equipment . . . . . . .        7,840             281             100            8,021
Leased Assets . . . . . . . . . . . .          115              20               9              126
                                          --------        --------        --------         --------
          Total . . . . . . . . . . .        8,656             318 (a)         132            8,842
                                          --------        --------        --------         --------

Accumulated Depreciation, Depletion
   and Amortization
Land and Depletable Property  . . . .            7               1             --                 8
Buildings . . . . . . . . . . . . . .          363              11               6              368
Machinery and Equipment . . . . . . .        5,454             267             101            5,620
Leased Assets . . . . . . . . . . . .           35               9               7               37
                                          --------        --------        --------         --------

          Total . . . . . . . . . . .        5,859             288             114            6,033
                                          --------        --------        --------         --------

          Net . . . . . . . . . . . .     $  2,797        $     30        $     18         $  2,809
                                          ========        ========        ========         ========

- - -----------------
(a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.

                               U. S. STEEL GROUP

              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT  (CONT'D.)
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
          AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D.)


                                                                (In millions)
                                        --------------------------------------------------------------
                                           Balance                                          Balance
               Year 1991                Dec. 31, 1990     Additions     Deductions (b)   Dec. 31, 1991
               ---------                -------------     ---------     ----------       -------------
Property, Plant and Equipment (at cost)
Land and Depletable Property  . . . .      $   144         $    10        $    (3)         $   157
Buildings . . . . . . . . . . . . . .          536              11              3              544
Machinery and Equipment . . . . . . .        7,547             412            119            7,840
Leased Assets . . . . . . . . . . . .          116            --                1              115
                                           -------         -------        -------          -------
          Total . . . . . . . . . . .        8,343             433 (a)        120            8,656
                                           -------         -------        -------          -------

Accumulated Depreciation, Depletion
   and Amortization
Land and Depletable Property  . . . .            6               1             --                7
Buildings . . . . . . . . . . . . . .          344              10             (9)             363
Machinery and Equipment . . . . . . .        5,216             236             (2)           5,454
Leased Assets . . . . . . . . . . . .           29               7              1               35
                                           -------         -------        -------          -------

          Total . . . . . . . . . . .        5,595             254            (10)           5,859
                                           -------         -------        -------          -------

          Net . . . . . . . . . . . .      $ 2,748         $   179        $   130          $ 2,797
                                           =======         =======        =======          =======

- - -----------------
(a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.
(b)  Includes restructuring activities.

                                  DELHI GROUP

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                                                (In millions)
                                        --------------------------------------------------------------
                                           Balance                                          Balance
               Year 1993                Dec. 31, 1992     Additions       Deductions     Dec. 31, 1993
               ---------                -------------     ---------       ----------     -------------
Property, Plant and Equipment (at cost)
     Gas gathering systems  . . . . .       $  862.1       $   29.0       $   21.8          $  869.3
     Gas processing plants  . . . . .          114.1           11.9           (0.4)            126.4
     Other  . . . . . . . . . . . . .           15.8            1.7           (0.1)             17.6
                                            --------       --------       --------          --------
          Total . . . . . . . . . . .          992.0           42.6(a)        21.3           1,013.3
                                            ========       ========       ========          ========

Accumulated Depreciation, Depletion
   and Amortization
     Gas gathering systems  . . . . .          404.5           31.6           19.5             416.6
     Gas processing plants  . . . . .           59.4            3.6            0.6              62.4
     Other  . . . . . . . . . . . . .           11.5            1.1            0.1              12.5
                                            --------       --------       --------          --------

          Total . . . . . . . . . . .          475.4           36.3           20.2             491.5
                                            -------         -------        --------          -------

          Net . . . . . . . . . . . .       $  516.6        $   6.3        $   1.1           $ 521.8
                                            ========        =======        =======           =======

- - -----------------
(a) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.

                                  DELHI GROUP

              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (CONT'D.)
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
          AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D.)


                                                                (In millions) (a)
                                        --------------------------------------------------------------
                                           Balance                                          Balance
               Year 1992                Dec. 31, 1991     Additions       Deductions     Dec. 31, 1992
               ---------                -------------     ---------       ----------     -------------
Property, Plant and Equipment (at cost)
     Gas gathering systems  . . . . .       $848.1         $ 22.1          $  8.1            $862.1
     Gas processing plants  . . . . .        110.0            3.1            (1.0)            114.1
     Other  . . . . . . . . . . . . .         13.9            1.4            (0.5)             15.8
                                            ------         ------          ------            ------
          Total . . . . . . . . . . .        972.0           26.6 (b)         6.6             992.0
                                            ======         ======          ======            ======

Accumulated Depreciation, Depletion
   and Amortization
     Gas gathering systems  . . . . .        375.2           36.0             6.7             404.5
     Gas processing plants  . . . . .         56.2            3.2             --               59.4
     Other  . . . . . . . . . . . . .         10.0            1.0            (0.5)             11.5
                                            ------         ------          ------            ------

          Total . . . . . . . . . . .        441.4           40.2             6.2             475.4
                                            ------         ------          ------            ------

          Net . . . . . . . . . . . .       $530.6         $(13.6)        $   0.4            $516.6
                                            ======         ======         =======            ======

- - -----------------
(a) Data for periods prior to October 2, 1992, were included in the Marathon Group.
(b) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.

                                  DELHI GROUP

              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (CONT'D.)
               SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION,
          AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D.)


                                                                (In millions)
                                     -------------------------------------------------------------------
                                           Balance                                          Balance
               Year 1991                Dec. 31, 1990     Additions      Deductions      Dec. 31, 1991
               ---------                -------------     ---------      ----------      -------------
Property, Plant and Equipment (at cost)
     Gas gathering systems  . . . . .       $835.4         $ 16.2           $  3.5           $848.1
     Gas processing plants  . . . . .        109.1            1.6              0.7            110.0
     Other  . . . . . . . . . . . . .         13.7            0.8              0.6             13.9
                                            ------         ------           ------           ------
          Total . . . . . . . . . . .        958.2           18.6 (b)          4.8            972.0
                                            ------         ------           ------           ------

Accumulated Depreciation, Depletion
   and Amortization
     Gas gathering systems  . . . . .        343.5           35.0              3.3            375.2
     Gas processing plants  . . . . .         53.6            2.9              0.3             56.2
     Other  . . . . . . . . . . . . .          9.9            0.8              0.7             10.0
                                            ------         ------           ------           ------

          Total . . . . . . . . . . .        407.0           38.7              4.3            441.4
                                            ------         ------           ------           ------

          Net . . . . . . . . . . . .       $551.2         $(20.1)          $  0.5           $530.6
                                            ======         ======           ======           ======

- - -----------------
(a)  Data were included in the Marathon Group.
(b) Reflects expenditures for many varied facilities, none of which is in excess of 2% of total assets.

SUPPLEMENTARY DATA
SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY
- - -----------------------------------------------------------------------------
     Summarized financial information of Marathon Oil Company, a wholly owned subsidiary of USX Corporation, is presented below.


                                                                                    (In millions)
                                                                                Year Ended December 31
                                                                                ----------------------
                                                                        1993              1992           1991
                                                                        ----              ----           ----
INCOME DATA:
     Net sales  . . . . . . . . . . . . . . . . . . . .               $11,851         $12,365          $13,478
     Operating income   . . . . . . . . . . . . . . . .                   192             315              400
     Total income (loss) before cumulative
          effect of changes in accounting principles  .                   (59)             46              (70)
     Net loss   . . . . . . . . . . . . . . . . . . . .                   (82)           (259)             (70)

                                                                                             December 31
                                                                                             -----------
                                                                                         1993            1992
                                                                                         ----            ----
BALANCE SHEET DATA:
     Assets:
          Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,985          $  2,147
          Noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . .         9,015             9,005
                                                                                     --------          --------
              Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,000          $ 11,152
                                                                                     ========          ========

     Liabilities and stockholder's equity:
          Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,580          $  2,027
          Noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . .         8,312             7,934
          Stockholder's equity  . . . . . . . . . . . . . . . . . . . . . . . .         1,108             1,191
                                                                                     --------          --------
              Total liabilities and stockholder's equity  . . . . . . . . . . .      $ 11,000          $ 11,152
                                                                                     ========          ========