Form 10-K/A
period 1993-12-31
USX CORP
filed 1994-03-15
CIK 101778

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


                                USX CORPORATION

                  By /s/          Lewis B. Jones
                     ---------------------------------
                                 LEWIS B. JONES
                          VICE PRESIDENT & COMPTROLLER

                     Signature                                                                      Title
                     ---------                                                                      -----
                                                                                     Chairman of the Board of Directors,
/s/               Charles A. Corry                                                   Chief Executive Officer and Director
- - - ----------------------------------------------------
                  CHARLES A. CORRY
                                                                                Executive Vice President Accounting & Finance
/s/             Robert M. Hernandez                                                 & Chief Financial Officer and Director
- - - ----------------------------------------------------
                ROBERT M. HERNANDEZ

/s/                Lewis B. Jones                                                        Vice President & Comptroller
- - - ----------------------------------------------------
                   LEWIS B. JONES

/s/              Neil A. Armstrong                                                                 Director
- - - ----------------------------------------------------
                 NEIL A. ARMSTRONG

/s/              Victor G. Beghini                                                                 Director
- - - ----------------------------------------------------
                 VICTOR G. BEGHINI

/s/              Jeanette G. Brown                                                                 Director
- - - ----------------------------------------------------
                 JEANETTE G. BROWN

                                                                                                   Director
- - - ----------------------------------------------------
                   JOHN H. FILER

/s/              James A. D. Geier                                                                 Director
- - - ----------------------------------------------------
                 JAMES A. D. GEIER

/s/                Charles R. Lee                                                                  Director
- - - ----------------------------------------------------
                   CHARLES R. LEE

/s/                 Paul E. Lego                                                                   Director
- - - ----------------------------------------------------
                    PAUL E. LEGO

/s/            John F. McGillicuddy                                                                Director
- - - ----------------------------------------------------
               JOHN F. MCGILLICUDDY

/s/               John M. Richman                                                                  Director
- - - ----------------------------------------------------
                  JOHN M. RICHMAN

/s/              David M. Roderick                                                                 Director
- - - ----------------------------------------------------
                 DAVID M. RODERICK

/s/               Thomas J. Usher                                                                  Director
- - - ----------------------------------------------------
                  THOMAS J. USHER

                                                                                                   Director
- - - ----------------------------------------------------
                  DAVID R. WHITWAM

/s/              Douglas C. Yearley                                                                Director
- - - ----------------------------------------------------
                 DOUGLAS C. YEARLEY