Form 10-Q
period 1994-03-31
USX CORP
filed 1994-05-12
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1994

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                                 USX CORPORATION
- - --------------------------------------------------------------------------------
                                      ----
             (Exact name of registrant as specified in its charter)


           Delaware                  1-5153                 25-0996816
       ---------------            ------------         -------------------
       (State or other            (Commission             (IRS Employer
       jurisdiction of            File Number)         Identification No.)
        incorporation)

600 Grant Street, Pittsburgh, PA                            15219-4776
- - ---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (412) 433-1121
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)


- - --------------------------------------------------------------------------------
- - ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..No.....

Common stock outstanding at April 30, 1994 follows:

               USX-Marathon Group       -    286,581,527    shares
               USX-U. S. Steel Group    -     75,459,155    shares
               USX-Delhi Group          -      9,415,179    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1994
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          14

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         15

               Financial Statistics                                 19

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               20

               Marathon Group Balance Sheet                         22

               Marathon Group Statement of Cash Flows               23

               Selected Notes to Financial Statements               24

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              28

               Supplemental Statistics                              32

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1994
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            33

               U. S. Steel Group Balance Sheet                      35

               U. S. Steel Group Statement of Cash Flows            36

               Selected Notes to Financial Statements               37

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          42

               Supplemental Statistics                              46

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  47

               Delhi Group Balance Sheet                            48

               Delhi Group Statement of Cash Flows                  49

               Selected Notes to Financial Statements               50

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          53

               Supplemental Statistics                              57

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    58

       Item 5. Other Information                                    59

       Item 6. Exhibits and Reports on Form 8-K                     60

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1994        1993*
- - --------------------------------------------------------------------------------
- - ---
SALES                                                 $4,273        $4,280

OPERATING COSTS:
  Cost of sales (excludes items shown below)           3,194         3,251
  Inventory market valuation credits                    (128)          (23)
  Selling, general and administrative expenses            55            56
  Depreciation, depletion and amortization               258           261
  Taxes other than income taxes                          657           549
  Exploration expenses                                    33            28
                                                     -------       -------
     Total operating costs                             4,069         4,122
                                                     -------       -------

OPERATING INCOME                                         204           158

Other income                                              28            37
Interest and other financial income                        9             6
Interest and other financial costs                      (117)         (118)
                                                     -------       -------

TOTAL INCOME BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES              124            83

Less provision for estimated income taxes                 49            36
                                                     -------       -------

TOTAL INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                                 75            47

Cumulative effect of changes in accounting principles      -           (92)
                                                     -------       -------

NET INCOME (LOSS)                                         75           (45)

Dividends on preferred stock                              (7)           (4)
                                                     -------       -------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKS            $68          $(49)
                                                     =======       =======






*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
            --------------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1994        1993*
- - --------------------------------------------------------------------------------
- - ---
APPLICABLE TO MARATHON STOCK
  Total income before cumulative effect of
   changes in accounting principles                     $109           $29
    - Per share - primary and fully diluted              .38           .10

  Cumulative effect of changes in accounting principles    -           (23)
    - Per share - primary and fully diluted                -          (.08)

  Net income                                             109             6
    - Per share - primary and fully diluted              .38           .02

  Dividends paid per share                               .17           .17

  Weighted average shares, in thousands
    - primary                                        286,582       286,610
    - fully diluted                                  292,829       286,612

APPLICABLE TO STEEL STOCK
  Total income (loss) before cumulative effect of
   change in accounting principle                       $(41)           $8
    - Per share - primary and fully diluted             (.56)          .13

  Cumulative effect of change in accounting principle      -           (69)
    - Per share - primary and fully diluted                -         (1.16)

  Net loss                                               (41)          (61)
    - Per share - primary and fully diluted             (.56)        (1.03)

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - primary                                         73,598        59,978
    - fully diluted                                   73,598        59,981

APPLICABLE TO OUTSTANDING DELHI STOCK

  Net income                                              $-            $6
    - Per share - primary and fully diluted              .03           .62

  Dividends paid per share                               .05           .05

  Weighted average shares, in thousands
    - primary and fully diluted                        9,332         9,006




*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     March 31   December 31
(Dollars in millions)                                  1994         1993
- - --------------------------------------------------------------------------------
- - ----
Current assets:
  Cash and cash equivalents                             $137          $268
  Receivables, less allowance for doubtful
   accounts of $8 and $9                                 844           932
  Inventories                                          1,663         1,626
  Deferred income tax benefits                           262           258
  Other current assets                                    94            96
                                                     -------       -------
     Total current assets                              3,000         3,180
Long-term receivables and other investments,
 less reserves of $22 and $22                            939           948
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $13,997 and $13,938                                  11,488        11,603
Prepaid pensions                                       1,383         1,347
Other noncurrent assets                                  301           296
                                                     -------       -------
     Total assets                                    $17,111       $17,374
                                                     =======       =======








Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31   December 31
(Dollars in millions)                                  1994         1993
- - --------------------------------------------------------------------------------
- - ----
LIABILITIES
Current liabilities:
  Notes payable                                          $26            $1
  Accounts payable                                     1,621         2,237
  Payroll and benefits payable                           417           436
  Accrued taxes                                          532           483
  Accrued interest                                        92           142
  Long-term debt due within one year                      40            35
                                                     -------       -------
     Total current liabilities                         2,728         3,334
Long-term debt, less unamortized discount              5,695         5,888
Long-term deferred income taxes                          928           883
Employee benefits                                      2,826         2,802
Deferred credits and other liabilities                   615           603
Preferred stock of consolidated subsidiary               250             -
                                                     -------       -------
     Total liabilities                                13,042        13,510
STOCKHOLDERS' EQUITY
Preferred stocks:
  Adjustable Rate Cumulative issued -
   2,099,970 shares and 2,099,970 shares                 105           105
  6.50% Cumulative Convertible issued -
   6,900,000 shares and 6,900,000 shares
   ($345 liquidation preference)                           7             7

Common stocks:
  Marathon Stock issued - 286,612,794 shares and
   286,612,805 shares                                    287           287
  Steel Stock issued - 75,441,149 shares and
   70,328,685 shares                                      75            70
  Delhi Stock issued - 9,366,673 shares and
   9,282,870 shares                                        9             9
Treasury common stock, at cost:
  Marathon Stock - 31,266 shares and 31,266 shares        (1)           (1)
Additional paid-in capital                             4,366         4,240
Accumulated deficit                                     (756)         (831)
Other equity adjustments                                 (23)          (22)
                                                     -------       -------
     Total stockholders' equity                        4,069         3,864
                                                     -------       -------
     Total liabilities and stockholders' equity      $17,111       $17,374
                                                     =======       =======





Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Three Months Ended
                                                            March 31
(Dollars in millions)                                  1994        1993*
- - --------------------------------------------------------------------------------
- - ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                        $75          $(45)
Adjustments to reconcile to net cash provided from
 (used in) operating activities:
  Accounting principles changes                            -            92
  Depreciation, depletion and amortization               258           261
  Exploratory dry well costs                              16             8
  Inventory market valuation credits                    (128)          (23)
  Pensions                                               (49)          (71)
  Postretirement benefits other than pensions             24            56
  Deferred income taxes                                   43            11
  Gain on disposal of assets                             (24)          (46)
  B&LE litigation                                       (360)            -
  Changes in:
     Current receivables - sold                           (5)           29
                         - operating turnover             94           (32)
     Inventories                                          91             2
     Current accounts payable and accrued expenses      (270)          (74)
  All other items - net                                   29           (17)
                                                        ----          ----
  Net cash provided from (used in) operating activities (206)          151
                                                        ----          ----
INVESTING ACTIVITIES:
Capital expenditures                                    (162)         (206)
Disposal of assets                                        31            78
All other items - net                                      6           (33)
                                                        ----          ----
     Net cash used in investing activities              (125)         (161)
                                                        ----          ----
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements-net    25          (413)
Other debt - borrowings                                  449           202
           - repayments                                 (647)           (4)
Issuance of preferred stock of consolidated subsidiary   242             -
Preferred stock issued                                     -           336
Common stock issued                                      206             7
Dividends paid                                           (75)          (66)
                                                        ----          ----
     Net cash provided from financing activities         200            62
                                                        ----          ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (131)           52
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           268            57
                                                        ----          ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $137          $109
                                                        ====          ====
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(204)        $(135)
  Income taxes (paid) refunded                            27            (6)

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first quarter of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112), and Emerging Issues Task Force Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts" (EITF No. 93-14) (see Note 7).

 2. The method of calculating net income (loss) per share for the Marathon Stock, Steel Stock and Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 3. Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                  ---------------------------
                                                     March 31   December 31
                                                       1994         1993
                                                    ---------   -----------
    Raw materials                                       $573         $637
    Semi-finished products                               323          329
    Finished products                                    892          921
    Supplies and sundry items                            186          178
                                                      ------       ------
      Total                                            1,974        2,065
    Less inventory market valuation reserve              311          439
                                                      ------       ------
      Net inventory carrying value                    $1,663       $1,626
                                                      ======       ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in a $128 million and $23 million credit to operating income in the first quarter of 1994 and 1993, respectively.

     Cost of sales was reduced and operating income was increased by $14 million in the first quarter of 1993 as a result of liquidations of LIFO inventories (immaterial in the 1994 period).

 4. Operating income included net periodic pension credits of $30 million and $53 million in the first quarter of 1994 and 1993, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was reduced to 9% in 1994 from 10% in 1993.

 5. Other income in the first quarter of 1994 included a pretax gain of $24 million from disposal of assets, primarily related to the sale of certain domestic oil and gas production properties. Other income in the first quarter of 1993 included a pretax gain of $46 million from disposal of assets, including the sale of an investment in an insurance company.

 6. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

 7. In 1993, USX adopted SFAS No. 112 and EITF No. 93-14. The cumulative effect of these changes in accounting principles decreased first quarter 1993 net income by $86 million, net of $50 million income tax effect, for SFAS No. 112; and $6 million, net of $3 million income tax effect, for EITF No. 93-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 8. In the first quarter of 1994, USX issued $300 million in aggregate principal amount of 7.20% Notes due 2004 and $150 million in aggregate principal amount of LIBOR-based Floating Rate Notes Due 1996. In the first quarter of 1994, an aggregate principal amount of $57 million of Marathon's 7% Monthly Interest Guaranteed Notes Due 2002 was issued in exchange for an equivalent principal amount of its 9-1/2% Guaranteed Notes Due 1994. The $642 million balance of Marathon's 9-1/2% Guaranteed Notes Due 1994 was paid in the first quarter of 1994.

     At March 31, 1994, USX had outstanding borrowings of $500 million against credit agreements, leaving $1,675 million of available unused committed credit lines. In addition, USX had $185 million of available unused short-term lines of credit, which require maintenance of compensating balances of 3%. In the event of a change in control of USX, debt obligations totaling $4,310 million at March 31, 1994, may be declared immediately due and payable.

 9. In the first quarter of 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million. In addition, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares (MIPS). The financial costs of the MIPS are included in interest and other financial costs.

10. USX has entered into agreements to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At March 31, 1994, the balance of sold accounts receivable that had not been collected was $735 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $150 million. In the event of a change in control of USX, as defined in the agreements, USX may be required to forward all payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At March 31, 1994, the balance of sold loans receivable subject to recourse was $187 million. As of March 31, 1994, USX Credit had outstanding loan commitments of $28 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

11. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity and

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


11.  (Continued)

     Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In the first quarter of 1994, USX paid $360 million in judgments against the Bessemer & Lake Erie Railroad (B&LE) in the Lower Lake Erie Iron Ore Antitrust Litigation (MDL-587). Two other plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

     In June 1990, following judgments entered on behalf of plaintiffs in MDL-587, Armco Steel (presently, AK Steel) filed federal antitrust claims against the B&LE and other railroads in the Federal District Court of the District of Columbia. B&LE successfully challenged the actions for lack of jurisdiction and venue, and the case was transferred to the Federal District Court for the Northern District of Ohio. Other defendant railroads settled with Armco, leaving B&LE as the only remaining defendant. On April 7, 1993, B&LE's motion to dismiss the federal antitrust claims on grounds of statute of limitations was granted. Subsequently, Armco refiled its claims under the Ohio Valentine Act.
     B&LE's motions for summary judgment on time bar issues and for change of venue are pending. No discovery has been taken on the merits of Armco's claims, but if Armco survives the present and possibly further pretrial motions and the case proceeds to trial on the merits, Armco's claimed damages are likely to be substantial. The B&LE was a wholly owned subsidiary of USX throughout the period the alleged conduct occurred. It is now a subsidiary of Transtar in which USX has a 46% equity interest. It is USX's position that the Armco case was not an excluded liability in the sale of USX's transportation units to Transtar in 1988, and that USX therefore is not obligated to reimburse Transtar for any judgments rendered in the Armco case; however, this position is being disputed by Transtar and The Blackstone Group, the ultimate owner of 53% of Transtar's outstanding shares.

     On November 3, 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages and, pending the court's determinations, USX may appeal. Plaintiffs' counsel has been reported as estimating plaintiffs' anticipated recovery to be in excess of $100 million. USX believes actual damages will be substantially less than plaintiffs' estimates. In the first quarter of 1994, USX entered into settlement agreements with 208 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX. A joint motion to dismiss these plaintiffs from the case with prejudice is in the process of being prepared.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


11.  (Continued)

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. USX provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. At March 31, 1994, accrued liabilities for remediation, platform abandonment and mine reclamation totaled $319 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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

     Guarantees by USX of the liabilities of affiliated and other entities totaled $220 million at March 31, 1994. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of March 31, 1994, the largest guarantee for a single affiliate was $96 million.

     At March 31, 1994, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $204 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at March 31, 1994, totaled $505 million compared with $389 million at December 31, 1993.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------
                              (Dollars in Millions)

  Three Months Ended
       March 31                          Year Ended December 31
  ------------------    -------------------------------------------------------

   1994       1993*         1993        1992         1991        1990      1989
   ----       -----         ----        ----         ----        ----      ----

   1.66        1.51         (a)         (b)          (c)         2.69      2.33
   ====       =====         ====        ====         ====        ====      ====

  (a) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million.

  (b) Earnings did not cover combined fixed charges and preferred stock dividends by $211 million.

  (c) Earnings did not cover combined fixed charges and preferred stock dividends by $696 million.

*Restated as a result of the adoption of two new accounting standards.

                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------
                              (Dollars in Millions)
  Three Months Ended
       March 31                          Year Ended December 31
  ------------------    -------------------------------------------------------

   1994       1993*         1993        1992         1991        1990      1989
   ----       -----         ----        ----         ----        ----      ----

   1.79        1.58         (a)         (b)          (c)         2.80      2.57
   ====       =====         ====        ====         ====        ====      ====

  (a) Earnings did not cover fixed charges by $281 million.

  (b) Earnings did not cover fixed charges by $197 million.

  (c) Earnings did not cover fixed charges by $681 million.

*Restated as a result of the adoption of two new accounting standards.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following discussion should be read in conjunction with the first quarter 1994 USX consolidated financial statements and selected notes.

Results of Operations
- - ---------------------
     USX had net income of $75 million in the first quarter of 1994. For the first quarter of 1993, USX reported a net loss of $45 million, as restated to reflect the unfavorable $92 million cumulative effect of changes in accounting principles.

     See the Consolidated Statement of Operations - Income per Common Share for comparative amounts applicable to the classes of common stock.

     Sales in the first quarter of 1994 totaled $4.3 billion, virtually unchanged from the first quarter of 1993. A 7% decline in sales for the Marathon Group was offset by increases of 15% and 18%, respectively, in sales for the U. S. Steel Group and the Delhi Group. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes which totaled $657 million in the first quarter of 1994, compared with $549 million in the first quarter of 1993.

     USX had operating income of $204 million in the first quarter of 1994 compared with restated operating income of $158 million in the same period in 1993. First quarter operating income included favorable noncash effects of $128 million in 1994 and $23 million in 1993 resulting from decreases in the inventory market valuation reserve. Excluding the effects of these adjustments to the inventory market valuation reserve, operating income in the first quarter of 1994 decreased $59 million from the same period in 1993. This reflected decreases of $59 million and $15 million, respectively, in operating income for the U. S. Steel Group and the Delhi Group, partially offset by a $15 million improvement in operating income for the Marathon Group.

     Other income in the first quarter of 1994 included a pretax gain of $24 million from the disposal of assets, primarily related to the sale of certain domestic oil and gas production properties. Other income in the first quarter of 1993 included a pretax gain of $46 million from the disposal of assets, including the sale of an investment in an insurance company.

Group Results
- - -------------
     See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

Operating Statistics
- - --------------------
     For details, see Supplemental Statistics table for the Marathon Group, the
U. S. Steel Group and the Delhi Group.

Dividends to Stockholders
- - -------------------------
     On April 26, 1994, USX's Board of Directors (the "Board") declared dividends of 17 cents per share on Marathon Stock, 25 cents per share on Steel Stock and five cents per share on Delhi Stock, all payable June 10, 1994, to stockholders of record at the close of business on May 6, 1994.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.50% Cumulative Convertible Preferred Stock and $0.9375 per share on USX Corporation's Adjustable Rate Cumulative Preferred Stock, in each case payable June 30, 1994, to stockholders of record at the close of business on May 31, 1994.

FINANCIAL CONDITION
- - -------------------

Liquidity and Capital Resources
- - --------------------------------
     At March 31, 1994, cash and cash equivalents totaled $137 million compared with $268 million at December 31, 1993.

     Net cash used in operating activities totaled $206 million in the first quarter of 1994 compared with net cash provided from operating activities of $151 million in the first quarter of 1993. The unfavorable change primarily reflected payments of $360 million in the first quarter of 1994 related to the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad. In addition, net cash provided from operating activities in the first quarter of 1993 benefited from a $69 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits.

     Cash from the disposal of assets totaled $31 million in the first quarter of 1994 compared with $78 million in the same period in 1993. First quarter 1994 proceeds primarily reflected the sale of certain domestic oil and gas production properties. Proceeds in the first quarter of 1993 mainly reflected the sales of an investment in an insurance company and of various domestic oil and gas production properties.

     USX's total long-term debt and notes payable at March 31, 1994, was $5.8 billion, down $163 million from December 31, 1993. At March 31, 1994, USX had outstanding borrowings of $500 million against credit agreements, leaving $1,675 million of available unused committed credit lines. In addition, USX had $185 million of available unused short-term lines of credit, which require maintenance of compensating balances of 3%.

     In February 1994, USX issued $300 million in aggregate principal amount of 7.20% Notes Due 2004 and $150 million in aggregate principal amount of LIBOR-based Floating Rate Notes Due 1996. In March 1994, an aggregate principal amount of $57 million of Marathon's 7% Monthly Interest Guaranteed Notes Due 2002 was issued in exchange for an equivalent principal amount of its 9-1/2% Guaranteed Notes Due 1994 ("Marathon 9-1/2% Notes"). The $642 million balance of Marathon 9-1/2% Notes was paid in March 1994. In March 1994, USX filed with the Securities and Exchange Commission a shelf registration statement which became effective April 8, 1994 and allows USX to offer and issue unsecured debt securities in an aggregate principal amount of up to $750 million in one or more separate series on terms to be determined at the time of sale.

     In February 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In March 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares.

     In April 1994, settlement agreements were reached with two states relating to state tax issues. Settlement payments in excess of $120 million were made in April 1994. As a result of these settlements and ongoing negotiations with various tax jurisdictions, a net favorable adjustment to income is expected to be made in the second quarter of 1994. The amount of this adjustment has not yet been determined.

     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of March 31, 1994, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1994 and years 1995 and 1996 and amounts which may ultimately be paid in connection with contingencies are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, future borrowings and other external financing sources.

Capital Expenditures
- - --------------------
     Capital expenditures for property, plant, and equipment in the first quarter of 1994 were $162 million compared with $206 million in the same period in 1993. The decline primarily reflected lower spending for the Marathon Group mainly reflecting decreased expenditures for development of the East Brae Field and SAGE system in the United Kingdom. For further details, see the Financial Statistics table.

     For the year 1994, capital expenditures are expected to total approximately $1.1 billion. The decrease from 1993 of approximately $50 million is expected to result mainly from lower spending for the Marathon Group, partially offset by higher spending for the U. S. Steel Group. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group. Contract commitments for capital expenditures at March 31, 1994, were $505 million, compared with $389 million at year-end 1993.

Environmental Matters, Contingencies and Commitments
- - ---------------------------------------------------
     USX has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required product reformulation and process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of USX's products and services, operating results will be adversely affected. USX believes that domestic competitors of the U. S. Steel Group and substantially all the competitors of the Marathon Group and the Delhi Group are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities, their production processes and the specific products and services they provide.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX has been notified that it is a potentially responsible party ("PRP") at 55 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1994. In addition, there are 52 sites where USX has received information requests or other indications that USX may be a
PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 68 additional sites, excluding retail gasoline stations, where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation.
At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The number of waste sites in and of itself does not necessarily represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site, and USX's share of responsibility varies significantly.

     USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 11 to the consolidated financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity and Capital Resources herein.

                                 USX CORPORATION
                              FINANCIAL STATISTICS
                              --------------------
                                ($'s in Millions)
                                                         First Quarter
                                                             Ended
                                                            March 31
                                                        ----------------
                                                       1994         1993
                                                       ----         ----
SALES

  Marathon Group                                      $2,747        $2,954
  U. S. Steel Group                                    1,384         1,208
  Delhi Group                                            154           131
  Eliminations                                           (12)          (13)
                                                      ------        ------
    Total                                             $4,273        $4,280


OPERATING INCOME (LOSS)

  Marathon Group                                        $226          $106
  U. S. Steel Group                                      (24)           35
  Delhi Group                                              2            17
                                                       -----         -----
    Total                                               $204          $158


CAPITAL EXPENDITURES

  Marathon Group                                        $113          $166
  U. S. Steel Group                                       44            36
  Delhi Group                                              5             4
                                                       -----         -----
    Total                                               $162          $206

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                  --------------------------------------------
                                                         First Quarter
                                                             Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1994        1993*
- - --------------------------------------------------------------------------------
- - ---

SALES                                                 $2,747        $2,954

OPERATING COSTS:
  Cost of sales (excludes items shown below)           1,770         2,090
  Inventory market valuation credits                    (128)          (23)
  Selling, general and administrative expenses            78            82
  Depreciation, depletion and amortization               171           175
  Taxes other than income taxes                          597           496
  Exploration expenses                                    33            28
                                                     -------       -------
     Total operating costs                             2,521         2,848
                                                     -------       -------

OPERATING INCOME                                         226           106

Other income                                              22            10
Interest and other financial income                        7             2
Interest and other financial costs                       (77)          (68)
                                                     -------       -------

TOTAL INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES                                   178            50

Less provision for estimated income taxes                 68            19
                                                     -------       -------

TOTAL INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES                        110            31

Cumulative effect of changes in
 accounting principles                                     -           (23)
                                                     -------       -------

NET INCOME                                               110             8

Dividends on preferred stock                              (1)           (2)
                                                     -------       -------
NET INCOME APPLICABLE TO MARATHON STOCK                 $109            $6
                                                     =======       =======


*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 24-27.

                        MARATHON GROUP OF USX CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
                 -----------------------------------------------
                                                         First Quarter
                                                             Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1994        1993*
- - --------------------------------------------------------------------------------
- - ---
PER COMMON SHARE DATA:

Weighted average shares, in thousands:
  - Primary                                          286,582       286,610
  - Fully diluted                                    292,829       286,612

Primary and fully diluted:
  Total income before cumulative effect
   of changes in accounting principles applicable
   to Marathon Stock                                    $.38          $.10
  Cumulative effect of changes in accounting
   principles                                              -          (.08)
  Net income applicable to Marathon Stock                .38           .02









*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 24-27.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                                     March 31   December 31
(Dollars in millions)                                  1994         1993
- - --------------------------------------------------------------------------------
- - ----
ASSETS
Current assets:
  Cash and cash equivalents                              $89          $185
  Receivables, less allowance for doubtful
   accounts of $3 and $3                                 331           337
  Inventories                                          1,026           987
  Other current assets                                    88            89
                                                     -------       -------
     Total current assets                              1,534         1,598
Long-term receivables and other investments              311           317
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $7,467 and $7,463                                     8,346         8,428
Prepaid pensions                                         266           263
Other noncurrent assets                                  203           200
                                                     -------       -------
     Total assets                                    $10,660       $10,806
                                                     =======       =======
LIABILITIES
Current liabilities:
  Notes payable                                          $19            $1
  Accounts payable                                       909         1,109
  Payable to the U. S. Steel Group                        13            13
  Payroll and benefits payable                            76            85
  Accrued taxes                                          316           294
  Deferred income taxes                                   40            37
  Accrued interest                                        66           106
  Long-term debt due within one year                      27            23
                                                     -------       -------
     Total current liabilities                         1,466         1,668
Long-term debt, less unamortized discount              4,013         4,239
Long-term deferred income tax                          1,268         1,223
Employee benefits                                        308           306
Deferred credits and other liabilities                   254           260
Preferred stock of consolidated subsidiary               182             -
                                                     -------       -------
     Total liabilities                                 7,491         7,696

STOCKHOLDERS' EQUITY
Preferred stock                                           78            78
Common stockholders' equity                            3,091         3,032
                                                     -------       -------
     Total stockholders' equity                        3,169         3,110
                                                     -------       -------
     Total liabilities and stockholders' equity      $10,660       $10,806
                                                     =======       =======



Selected notes to financial statements appear on pages 24-27.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Three Months Ended
                                                            March 31
(Dollars in millions)                                  1994        1993*
- - --------------------------------------------------------------------------------
- - ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $110            $8
Adjustments to reconcile to net cash provided from
 operating activities:
  Accounting principles changes                            -            23
  Depreciation, depletion and amortization               171           175
  Exploratory dry well costs                              16             8
  Inventory market valuation credits                    (128)          (23)
  Pensions                                                (8)           (8)
  Postretirement benefits other than pensions              4             6
  Deferred income taxes                                   47             7
  Gain on disposal of assets                             (22)           (6)
  Changes in:
     Current receivables - Purchased from
                          the Delhi Group                (13)           (4)
                         - operating turnover             19             2
     Inventories                                          89            52
     Current accounts payable and accrued expenses      (225)         (185)
  All other items - net                                   13            (9)
                                                        ----          ----
     Net cash provided from operating activities          73            46
                                                        ----          ----
INVESTING ACTIVITIES:
Capital expenditures                                    (113)         (166)
Disposal of assets                                        28            28
All other items - net                                      3           (22)
                                                        ----          ----
     Net cash used in investing activities               (82)         (160)
                                                        ----          ----
FINANCING ACTIVITIES:
Marathon Group activity - USX debt attributed to all
 groups - net                                           (213)          203
Attributed preferred stock of consolidated subsidiary    176             -
Marathon Stock issued                                      -             1
Dividends paid                                           (50)          (50)
                                                        ----          ----
  Net cash provided from (used in) financing activities  (87)          154
                                                        ----          ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (96)           40
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           185            35
                                                        ----          ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $89           $75
                                                        ====          ====
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(104)         $(76)
  Income taxes paid including settlements with other
   groups                                                (10)          (46)

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 24-27.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first quarter of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112), and Emerging Issues Task Force Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts" (EITF No. 93-14) (see Note 6).

     The financial statements of the Marathon Group include the financial position, results of operations and cash flows for the businesses of Marathon Oil Company and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Marathon Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

     Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-Marathon Group Common Stock (Marathon Stock), USX-U. S. Steel Group Common Stock (Steel Stock) and USX-Delhi Group Common Stock (Delhi Stock) are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the Marathon Group, the
     U. S. Steel Group or the Delhi Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 2. The method of calculating net income per share for the Marathon Stock, Steel Stock and Delhi Stock reflects the Board's intent that the separately reported earnings and surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

     Primary net income per share is calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.

     Fully diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options and surrender of stock appreciation rights, provided, in each case, the effect is not antidilutive.

 3. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1994         1993
                                                    ---------   ------------
    Crude oil and natural gas liquids                   $474         $522
    Refined products and merchandise                     758          796
    Supplies and sundry items                            105          108
                                                      ------       ------
      Total                                            1,337        1,426
    Less inventory market valuation reserve              311          439
                                                      ------       ------
    Net inventory carrying value                      $1,026         $987
                                                      ======       ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in a $128 million and $23 million credit to operating income in the first quarter of 1994 and 1993, respectively.

 4. Other income in the first quarter of 1994 included a pretax gain of $22 million from disposal of assets, primarily related to the sale of certain domestic oil and gas production properties.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 5. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the Marathon Group, the U.
     S. Steel Group and the Delhi Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Marathon Group, the U. S. Steel Group and the Delhi Group for group financial statement purposes, based principally upon the financial income, taxable amount, credits, preferences and other amounts directly related to the respective groups.

     The provision for estimated income taxes for the Marathon Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the Marathon, U. S. Steel and Delhi Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

 6. In 1993, USX adopted SFAS No. 112 and EITF No. 93-14. The cumulative effect of these changes in accounting principles decreased first quarter 1993 net income by $17 million, net of $10 million income tax effect, for SFAS No. 112; and $6 million, net of $3 million income tax effect, for EITF No. 93-14.

 7. In the first quarter of 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares
     (MIPS). In accordance with the USX policy of managing most financial activities on a centralized, consolidated basis, the proceeds from issuance of the MIPS and the related financial costs (which are included in interest and other financial costs) are attributed to all three groups in proportion to their respective participation in USX centrally managed financing activities.

 8. The Marathon Group has entered into an agreement, subject to limited recourse, to sell certain accounts receivable including accounts receivable purchased from the Delhi Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At March 31, 1994, the balance of sold accounts receivable that had not been collected was $400 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis. Such overcollateralization cannot exceed $80 million. In the event of a change in control of USX, as defined in the agreement, the Marathon Group may be required to forward payments collected on sold accounts receivable to the buyers.

 9. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements.
     However, management

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 9.  (Continued)

     believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. The Marathon Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. At March 31, 1994, accrued liabilities for remediation and platform abandonment totaled $159 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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

     Guarantees by USX of the liabilities of affiliated and other entities of the Marathon Group totaled $18 million at March 31, 1994.

     At March 31, 1994, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $204 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At March 31, 1994, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $365 million compared with $284 million at December 31, 1993.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon"), a wholly owned subsidiary of USX Corporation ("USX"), which is engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. The following discussion should be read in conjunction with the first quarter 1994 USX consolidated financial information and the Marathon Group financial statements and selected notes.

Results of Operations
- - ---------------------
     The Marathon Group reported net income of $110 million, or $.38 per share, in the first quarter of 1994. The Marathon Group's net income in the first quarter of 1993 was $8 million, or $.02 per share, as restated to reflect the unfavorable $23 million ($.08 per share) cumulative effect of changes in accounting principles.

     First quarter 1994 sales totaled $2,747 million, a decrease from $2,954 million in the first quarter of 1993. The 7% decrease primarily reflected lower prices of worldwide liquid hydrocarbons and refined products, including matching buy/sell transactions, partially offset by increased excise taxes. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes which totaled $597 million in the first quarter of 1994, compared with $496 million in the first quarter of 1993.

     Operating income was $226 million in the first quarter of 1994, compared with operating income of $106 million in the first quarter of 1993. First quarter operating income for 1994 and 1993 included favorable noncash effects of $128 million and $23 million, respectively, resulting from decreases in the inventory market valuation reserve. The inventory market valuation reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. Subsequent changes to the inventory market valuation reserve are dependent on changes in future crude oil and refined product price levels and inventory turnover. Excluding the effects of these changes in the inventory market valuation reserve, operating income in the first quarter of 1994 increased $15 million from the first quarter of 1993. The 18% increase was primarily due to improved refined product margins, partially offset by lower worldwide liquid hydrocarbon prices. The following discussion excludes the effects of the decreases in the inventory market valuation reserve.

     Operating income from worldwide exploration and production was $17 million in the first quarter of 1994, compared with $71 million in the first quarter of 1993. Domestic exploration and production operating income totaled $15 million in the first quarter of 1994, compared with $61 million in the first quarter of 1993. The 75% decrease was predominantly due to lower liquid hydrocarbon prices, which declined $4.66 per barrel from the year-earlier period, and higher dry well expenses, partially offset by increased natural gas prices and reduced production expenses.

     International exploration and production operating income totaled $2 million in the first quarter of 1994, compared with $10 million in the first quarter of

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

1993. The 80% decrease was primarily due to lower liquid hydrocarbon prices, which declined $3.57 per barrel from the year-earlier period, partially offset by reduced dry well expenses.

     Operating income from refining, marketing and transportation operations was $97 million in the first quarter of 1994, compared with $32 million in the first quarter of 1993. The significant increase was predominantly due to higher refined product margins primarily resulting from lower crude oil costs. In May 1994, 36 gasoline stations were acquired from a leading independent retailer.

     Administrative expenses were $17 million in the first quarter of 1994, compared with $21 million in the first quarter of 1993. These costs include the portion of the Marathon Group's administrative costs not allocated to the individual business components and the portion of USX corporate general and administrative costs allocated to the Marathon Group.

     Other income was $22 million in the first quarter of 1994, compared with $10 million in the first quarter of 1993. Other income increased primarily due to the sale of certain domestic oil and gas production properties in the first quarter of 1994.

     Interest and other financial costs were $77 million in the first quarter of 1994, compared with $68 million in the first quarter of 1993. The increase mainly reflected higher interest rates.

     The Marathon Group's average posted price of West Texas Intermediate, a benchmark crude oil, averaged $14.73 per barrel in April 1994, compared to a first quarter 1994 average of $13.17 per barrel; however, the outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economics and political events.

     In March 1994, representatives of the international consortium, led by Marathon Oil Company, and the Russian Government signed a protocol agreement furthering efforts to finalize a production sharing contract relating to the development of the Lunskoye gas field and the Piltun-Astokhskoye oil field offshore Sakhalin Island. The negotiated production sharing contract is subject to approval by various Russian ministries. If the necessary approvals are received, it is anticipated that the formal signing of the production sharing contract will occur in 1994. Any further commitment will be conditioned upon the adoption of a set of laws, regulations and permits by the necessary Russian authorities such that the production sharing contract can be implemented.

Cash Flows
- - ----------
     Net cash provided from operating activities totaled $73 million in the first quarter of 1994, compared with $46 million in the first quarter of 1993.

     Proceeds from the disposal of assets totaled $28 million in the first quarter of 1994, unchanged from the first quarter of 1993. Amounts in both periods mainly reflected proceeds from the sale of various domestic oil and gas production properties.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Financial obligations decreased $37 million in the first quarter of 1994, primarily reflecting net cash provided from operating activities and a reduction in attributed cash and cash equivalents, partially offset by net cash flows used in investing activities and dividends paid during the period. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a consolidated subsidiary attributed to all three groups.

     In April 1994, settlement agreements were reached with two states relating to state tax issues. Settlement payments in excess of $120 million were made in April 1994. As a result of these settlements and ongoing negotiations with various tax jurisdictions, a net favorable adjustment to income is expected to be made in the second quarter of 1994. The amount of this adjustment has not yet been determined.

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- - --------------------
     Marathon Group capital expenditures for property, plant and equipment totaled $113 million in the first quarter of 1994, compared with $166 million in the first quarter of 1993. The $53 million decline was primarily due to decreased expenditures for development of the East Brae Field and SAGE system in the United Kingdom.

     For the year 1994, capital expenditures are expected to decrease from $910 million in 1993 by approximately $100 million mainly reflecting decreased expenditures for development of the East Brae Field and SAGE system in the United Kingdom.

     Contract commitments for capital expenditures at March 31, 1994 were $365 million, compared with $284 million at year-end 1993.

Environmental Matters, Contingencies and Commitments
- - ----------------------------------------------------
     The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required product reformulation and process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities, their production processes and whether or not they are engaged in the petrochemical business or the marine transportation of crude oil.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX has been notified that it is a potentially responsible party ("PRP") at 11 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1994. In addition, there are 23 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 52 additional sites, excluding retail gasoline stations, related to the Marathon Group where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation.
At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The number of waste sites in and of itself does not necessarily represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site, and USX's share of responsibility varies significantly.

     The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment (see Note 9 to the Marathon Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                             -----------------------
                                ($'s in Millions)
                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1994         1993
                                                       ----         ----

SALES                                                 $2,747        $2,954

OPERATING INCOME (LOSS)
  Exploration & Production
    Domestic                                             $15           $61
    International                                          2            10
  Refining, Marketing & Transportation                    97            32
  Gas Gathering & Processing                               1             1
  Administrative                                         (17)          (21)
  Inventory Mkt. Val. Res. Adj.                          128            23
                                                      ------        ------
Total Marathon Group                                    $226          $106

CAPITAL EXPENDITURES                                    $113          $166

EXPLORATION EXPENSES                                     $33           $28

OPERATING STATISTICS

Net Liquids Production (a):
    Domestic                                           110.5         112.9
    International                                       48.7          43.6
                                                      ------        ------
  Worldwide                                            159.2         156.5

Net Natural Gas Production (b):
    Domestic                                           572.4         568.4
    International                                      413.7         393.7
                                                      ------        ------
  Worldwide                                            986.1         962.1

Average Sales Prices:
  Liquid Hydrocarbons (per Bbl)
    Domestic                                          $11.19        $15.85
    International                                      13.91         17.48
  Natural Gas (per Mcf)
    Domestic                                           $2.07         $1.88
    International                                       1.44          1.56

Crude Oil Refined (a)                                  440.8         541.4
Refined Products Sold (a)                              686.0         706.4

- - ------------

  (a) Thousands of barrels per day
  (b) Millions of cubic feet per day

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                  --------------------------------------------
                                                     First Quarter Ended
                                                           March 31
(Dollars in millions, except per share amounts)        1994        1993*
- - --------------------------------------------------------------------------------
- - ---

SALES                                                 $1,384        $1,208

OPERATING COSTS:
  Cost of sales (excludes items shown below)           1,303         1,079
  Selling, general and
   administrative expenses (credits)                     (30)          (33)
  Depreciation, depletion and amortization                78            76
  Taxes other than income taxes                           57            51
                                                     -------       -------
     Total operating costs                             1,408         1,173
                                                     -------       -------

OPERATING INCOME (LOSS)                                  (24)           35
Other income                                               5            27
Interest and other financial income                        3             5
Interest and other financial costs                       (38)          (48)
                                                     -------       -------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                    (54)           19

Less provision (credit) for estimated
 income taxes                                            (19)            9
                                                     -------       -------

TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                       (35)           10

Cumulative effect of change in
 accounting principle                                      -           (69)
                                                     -------       -------
NET LOSS                                                 (35)          (59)

Dividends on preferred stock                              (6)           (2)
                                                     -------       -------
NET LOSS APPLICABLE TO STEEL STOCK                      $(41)         $(61)
                                                     =======       =======






*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on page 37-41.

                      U. S. STEEL GROUP OF USX CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
                 -----------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1994        1993*
- - --------------------------------------------------------------------------------
- - ---

PER COMMON SHARE DATA:
Weighted average shares, in thousands:
  - Primary                                           73,598        59,978
  - Fully diluted                                     73,598        59,981

Primary and fully diluted:
  Total income (loss) before cumulative
   effect of change in accounting
   principle applicable to Steel Stock                 $(.56)         $.13
  Cumulative effect of change in accounting
   principle                                               -         (1.16)
  Net loss applicable to Steel Stock                    (.56)        (1.03)










*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on pages 37-41.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                                     March 31   December 31
(Dollars in millions)                                  1994         1993
- - --------------------------------------------------------------------------------
- - ----
ASSETS
Current assets:
  Cash and cash equivalents                              $47           $79
  Receivables, less allowance for doubtful
   accounts of $4 and $5                                 519           583
  Receivable from other groups                            13            13
  Inventories                                            629           629
  Deferred income tax benefits                           281           269
  Other current assets                                     2             2
                                                     -------       -------
     Total current assets                              1,491         1,575
Long-term receivables and other investments,
 less reserves of $22 and $22                            680           685
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,035 and $5,984                                     2,623         2,653
Long-term deferred income tax benefits                   526           538
Prepaid pensions                                       1,117         1,084
Other noncurrent assets                                   86            81
                                                     -------       -------
     Total assets                                     $6,523        $6,616
                                                     =======       =======
LIABILITIES
Current liabilities:
  Notes payable                                           $7            $-
  Accounts payable                                       633         1,048
  Payroll and benefits payable                           339           349
  Accrued taxes                                          205           180
  Accrued interest                                        25            33
  Long-term debt due within one year                      12            11
                                                     -------       -------
     Total current liabilities                         1,221         1,621
Long-term debt, less unamortized discount              1,599         1,540
Employee benefits                                      2,513         2,491
Deferred credits and other liabilities                   364           347
Preferred stock of consolidated subsidiary                64             -
                                                     -------       -------
     Total liabilities                                 5,761         5,999

STOCKHOLDERS' EQUITY
Preferred stock                                           32            32
Common stockholders' equity                              730           585
                                                     -------       -------
     Total stockholders' equity                          762           617
                                                     -------       -------
     Total liabilities and stockholders' equity       $6,523        $6,616
                                                     =======       =======

Selected notes to financial statements appear on pages 37-41.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Three Months Ended
                                                            March 31
(Dollars in millions)                                  1994        1993*
- - --------------------------------------------------------------------------------
- - ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net loss                                                $(35)         $(59)
Adjustments to reconcile to net cash provided from
 (used in) operating activities:
  Accounting principle change                              -            69
  Depreciation, depletion and amortization                78            76
  Pensions                                               (42)          (63)
  Postretirement benefits other than pensions             20            50
  Deferred income taxes                                   (3)            5
  Gain on disposal of assets                              (1)          (38)
  B&LE litigation                                       (360)            -
  Changes in:
     Current receivables - sold                           (5)           29
                         - operating turnover             69             5
     Inventories                                           -           (49)
     Current accounts payable and accrued expenses       (41)           77
  All other items - net                                   18           (10)
                                                        ----          ----
     Net cash provided from (used in)
      operating activities                              (302)           92
                                                        ----          ----
INVESTING ACTIVITIES:
Capital expenditures                                     (44)          (36)
Disposal of assets                                         3            48
All other items - net                                      3           (11)
                                                        ----          ----
     Net cash provided from (used in)
      investing activities                               (38)            1
                                                        ----          ----
FINANCING ACTIVITIES:
U. S. Steel Group activity - debt attributed to all
 groups - net                                             64          (411)
Specifically attributed debt:
 Borrowings                                                2             4
 Repayments                                               (1)           (2)
Attributed preferred stock of consolidated subsidiary     62             -
Preferred stock issued                                     -           336
Steel Stock issued                                       205             6
Dividends paid                                           (24)          (15)
                                                        ----          ----
     Net cash provided from (used in)
      financing activities                               308           (82)
                                                        ----          ----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (32)           11
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            79            22
                                                        ----          ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $47           $33
                                                        ====          ====
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(97)         $(56)
  Income taxes refunded including settlements
   with other groups                                      37            48

*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on pages 37-41.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first quarter of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112) (see Note 7).

     The financial statements of the U. S. Steel Group include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group or the Delhi Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the U. S. Steel Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

     Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-
     U. S. Steel Group Common Stock (Steel Stock), USX-Marathon Group Common Stock (Marathon Stock) and USX-Delhi Group Common Stock (Delhi Stock) are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the U. S. Steel Group, the Marathon Group or the Delhi Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchase of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of common stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

 2. The method of calculating net income (loss) per share for the Steel Stock, Marathon Stock and Delhi Stock reflects the Board's intent that the separately reported earnings and surplus of the U. S. Steel Group, the Marathon Group and the Delhi Group, as determined consistent with the USX Certificate of

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 2.  (Continued)

     Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

 3. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                    -----------------------
                                                     March 31   December 31
                                                       1994         1993
                                                     --------   -----------
    Raw materials                                        $93         $108
    Semi-finished products                               323          329
    Finished products                                    134          125
    Supplies and sundry items                             79           67
                                                        ----         ----
      Total                                             $629         $629
                                                        ====         ====

     Cost of sales was reduced and operating income was increased by $14 million in the first quarter of 1993 as a result of liquidations of LIFO inventories (immaterial in the 1994 period).

 4. Operating income included net periodic pension credits of $30 million and $51 million in the first quarter of 1994 and 1993, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was reduced to 9% in 1994 from 10% in 1993.

 5. Other income in the first quarter of 1993 included a pretax gain of $38 million from disposal of assets, primarily related to the sale of an investment in an insurance company.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 6. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the U. S. Steel Group, the Marathon Group and the Delhi Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the U. S. Steel Group, the Marathon Group and the Delhi Group for group financial statement purposes, based principally upon the financial income, taxable amount, credits, preferences and other amounts directly related to the respective groups.

     The provision (credit) for estimated income taxes for the U. S. Steel Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the U. S. Steel, Marathon and Delhi Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

 7. In 1993, USX adopted SFAS No. 112. The cumulative effect of this change in accounting principle decreased first quarter 1993 net income of the U. S. Steel Group by $69 million, net of $40 million income tax effect.

 8. In the first quarter of 1994, USX sold 5,000,000 shares of USX-U. S. Steel Group Common Stock to the public for net proceeds of $201 million, which have been reflected in their entirety in the financial statements of the U.
     S. Steel Group.

     In the first quarter of 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares
     (MIPS). In accordance with the USX policy of managing most financial activities on a centralized, consolidated basis, the proceeds from issuance of the MIPS and the related financial costs (which are included in interest and other financial costs) are attributed to all three groups in proportion to their respective participation in USX centrally managed financing activities.

 9. The U. S. Steel Group has entered into an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At March 31, 1994, the balance of sold accounts receivable that had not been collected was $335 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis. Such overcollateralization cannot exceed $70 million. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 9.  (Continued)

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At March 31, 1994, the balance of sold loans receivable subject to recourse was $187 million. As of March 31, 1994, USX Credit had outstanding loan commitments of $28 million. USX Credit is not actively making new loan commitments. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

10. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the
     U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U.
     S. Steel Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In the first quarter of 1994, USX paid $360 million in judgments against the Bessemer & Lake Erie Railroad (B&LE) in the Lower Lake Erie Iron Ore Antitrust Litigation (MDL-587). Two other plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

     In June 1990, following judgments entered on behalf of plaintiffs in MDL-587, Armco Steel (presently, AK Steel) filed federal antitrust claims against the B&LE and other railroads in the Federal District Court for the District of Columbia. B&LE successfully challenged the actions for lack of jurisdiction and venue, and the case was transferred to the Federal District Court for the Northern District of Ohio. Other defendant railroads settled with Armco, leaving B&LE the only remaining defendant. On April 7, 1993, B&LE's motion to dismiss the federal antitrust claims on grounds of statute of limitations was granted. Subsequently, Armco refiled its claims under the Ohio Valentine Act. B&LE's motions for summary judgment on time bar issues and for change of venue are pending. No discovery has been taken on the merits of Armco's claims, but if Armco survives the present and possibly further pre-trial motions and the case proceeds to trial on the merits, Armco's claimed damages are likely to be substantial. The B&LE was a wholly owned subsidiary of USX throughout the period the alleged conduct occurred. It is now a subsidiary of Transtar in which USX has a 46% equity interest. It is USX's position that the Armco case was not an excluded liability in the sale of USX's transportation units to Transtar in 1988, and that USX therefore is not obligated to reimburse Transtar for any judgments rendered in the Armco case; however, this position is being disputed by Transtar and The Blackstone Group, the ultimate owner of 53% of Transtar's outstanding shares.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     On November 3, 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages and, pending the court's determinations, USX may appeal. Plaintiffs' counsel has been reported as estimating plaintiffs' anticipated recovery to be in excess of $100 million. USX believes actual damages will be substantially less than plaintiffs' estimates. In the first quarter of 1994, USX entered into settlement agreements with 208 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX. A joint motion to dismiss these plaintiffs from the case with prejudice is in the process of being prepared.

     The U. S. Steel Group is subject to federal, state and local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. The U. S. Steel Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincide with completion of a feasibility study or the commitment to a formal plan of action. At March 30, 1994, accrued liabilities for remediation and mine reclamation totaled $160 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $202 million at March 31, 1994. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of March 31, 1994, the largest guarantee for a single affiliate was $96 million.

     At March 31, 1994, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $140 million compared with $105 million at December 31, 1993.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of a wide range of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, leasing and financing activities and a majority interest in a titanium metal products company. The following discussion should be read in conjunction with the first quarter 1994 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes.

Results of Operations
- - ---------------------
     The U. S. Steel Group had a net loss of $35 million, or $.56 per share, in the first quarter of 1994. The U. S. Steel Group's net loss in the first quarter of 1993 was $59 million, or $1.03 per share, as restated to reflect the unfavorable $69 million ($1.16 per share) cumulative effect of a change in accounting principle.

     First quarter 1994 sales for the U. S. Steel Group totaled $1.4 billion compared with $1.2 billion in the same quarter of 1993. The $176 million increase mainly reflected higher steel shipment volumes and prices, and increased commercial shipments of coke and ore. These were partially offset by lower commercial shipments of coal due primarily to the sale of the Cumberland Mine in June 1993.

     The U. S. Steel Group reported an operating loss of $24 million in the first quarter of 1994 compared with restated operating income of $35 million in the same quarter of 1993. The $59 million decline reflected lower results from Steel and Related Businesses and from Administrative.

     Steel and Related Businesses reported an operating loss of $36 million in the first quarter of 1994 compared with operating income of $7 million in the same quarter last year. First quarter results in 1993 benefited from a $28 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits. Excluding this favorable effect, the $15 million decline in operating results for Steel and Related Businesses primarily resulted from utility curtailments and other severe winter weather complications; outages at Mon Valley (PA) Works and Gary (IN) Works; and higher pension, scrap metal and steel labor costs. These negative factors were partially offset by the favorable effects of higher steel prices and shipment volumes.

     January's record low temperatures and extreme snow and ice conditions disrupted raw materials and steel producing operations and caused mandated utility curtailments at U. S. Steel facilities in the Midwest and Northeast. In addition, in March, a steel ladle failure at Mon Valley Works caused extensive damage and required the shutdown of steel production facilities for 13 days. This outage resulted in costs for facility repairs, lost steel production and reduced operating levels at downstream finishing facilities. Steel production at Mon Valley Works returned to normal levels in early April. Production was also adversely affected by planned outages for modernization of the Gary Works hot strip mill.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The increase in pension costs was primarily due to a lower assumed long-term rate of return on plan assets and enhanced pension benefits under the new labor agreement with the United Steelworkers of America. The increase in steel labor costs mainly reflected a signing bonus paid under terms of the new labor agreement.

     Other Businesses had an operating loss of $7 million in the first quarter of 1994, unchanged from the same quarter in 1993.

     Operating income from Administrative, which includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group, as well as the portion of USX corporate general and administrative costs allocated to the U. S. Steel Group, totaled $19 million in the first quarter of 1994 compared with $35 million in the first quarter of 1993. The decrease was mainly due to higher accruals for environmental remediation and increased retiree medical costs.

     Other income in the first quarter of 1993 included a pretax gain of $38 million from the disposal of assets, including the sale of an investment in an insurance company.

     First quarter 1994 steel shipments of 2.5 million tons increased 9% from the same quarter of 1993. Raw steel production in the first quarter of 1994 totaled 2.7 million tons and reflected a slight decrease from the first quarter of 1993. Raw steel production in the first quarter of 1994 averaged 93% of capability versus 94% of capability in the first quarter of 1993.

     In the second quarter of 1994, steel shipments are projected to remain at current high levels and average steel transaction prices are anticipated to continue to reflect modest improvements. On the negative side, second quarter operations are expected to be adversely affected by a planned outage at Gary Works for a pickle line modernization project, continuation of the Gary Works hot strip mill modernization project and the continuing effects of higher pension and labor costs under the new labor agreement.

     The domestic steel industry has been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 19%, 17% and 18% of the domestic steel market in 1993, 1992 and 1991, respectively. Following the decisions by the International Trade Commission ("ITC") in July 1993, which are currently on appeal, levels of imported steel increased with imports accounting for an estimated 22% of the domestic steel market in the fourth quarter of 1993 and 24% in the first two months of 1994. While foreign imports continue to be a problem for the domestic steel industry, market prices for steel products have generally remained firm because of strong demand, and USX has successfully obtained some price increases. USX is unable to predict the ultimate effect the ITC decision may have on the business or results of operations of the U. S. Steel Group; however, the higher levels of imported steel may negatively impact product prices and shipment levels.

     USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Cash Flows
- - ----------
     Net cash used in operating activities was $302 million in the first quarter of 1994 compared with net cash provided from operating activities of $92 million in the same period of 1993. The unfavorable change primarily reflected payments of $360 million in the first quarter of 1994 related to the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad. In addition, net cash provided from operating activities in the first quarter of 1993 benefited from a $69 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits.

     Cash from the disposal of assets was $3 million in the first quarter of 1994, down $45 million from the same period in 1993. The 1993 proceeds mainly reflected the sale of an investment in an insurance company.

     Financial obligations increased by $127 million in the first quarter of 1994, primarily reflecting the U. S. Steel Group's net cash used in operating activities, partially offset by proceeds from the issuance of Steel Stock. These financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a consolidated subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the
U. S. Steel Group.

     In February 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million which were reflected in their entirety in the
U. S. Steel Group financial statements.

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- - --------------------
     U. S. Steel Group capital expenditures for property, plant and equipment in the first quarter of 1994 were $44 million compared with $36 million in the same period in 1993.

     For the year 1994, capital expenditures are expected to total approximately $250 million compared with $198 million in 1993. Capital expenditures in 1994 will include continued expenditures for projects begun in 1993 relative to environmental, hot-strip mill and pickle line improvements at Gary Works and initial expenditures for a blast furnace reline project at Mon Valley Works which is planned for completion in 1995.

     Contract commitments for capital expenditures at March 31, 1994, were $140 million compared with $105 million at year-end 1993.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Environmental Matters, Contingencies and Commitments
- - ----------------------------------------------------
     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production methods.

     USX has been notified that it is a potentially responsible party ("PRP") at 44 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1994. In addition, there are 29 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 16 additional sites related to the U. S. Steel Group where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The number of waste sites in and of itself does not necessarily represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site, and USX's share of responsibility varies significantly.

     The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment (see Note 10 to the U. S. Steel Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------
                                ($'s in Millions)
                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1994         1993
                                                       ----         ----
SALES

  Steel and Related Businesses (a)                    $1,334        $1,166
  Other Businesses (b)                                    50            42
                                                      ------        ------
    Total U. S. Steel Group                           $1,384        $1,208


OPERATING INCOME (LOSS)

  Steel and Related Businesses (a)                      $(36)           $7
  Other Businesses (b)                                    (7)           (7)
  Administrative (c)                                      19            35
                                                      ------        ------
    Total U. S. Steel Group                             $(24)          $35


CAPITAL EXPENDITURES                                     $44           $36


OPERATING STATISTICS

  Public & Affiliated Steel Shipments (d)              2,461         2,252
  Raw Steel-Production (d)                             2,743         2,751
  Raw Steel-Capability Utilization                     92.8%         94.1%

- - ------------

  (a) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; and engineering and consulting services and technology licensing.

  (b) Includes real estate; fencing products; leasing and financing activities; and titanium metal products.

  (c) Includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group as well as the portion of USX corporate general and administrative costs allocated to the U. S. Steel Group.

  (d) Thousands of net tons

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                  --------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1994         1993
- - --------------------------------------------------------------------------------
- - ---
SALES                                                 $154.4        $131.0

OPERATING COSTS:
  Cost of sales (excludes items shown below)           133.4          95.2
  Selling, general and administrative expenses           7.1           7.0
  Depreciation, depletion and amortization               9.3           9.4
  Taxes other than income taxes                          2.1           2.3
                                                     -------       -------
     Total operating costs                             151.9         113.9
                                                     -------       -------
OPERATING INCOME                                         2.5          17.1
Other income                                              .9           2.8
Interest and other financial costs                      (2.7)         (2.5)
                                                     -------       -------
TOTAL INCOME BEFORE INCOME TAXES                          .7          17.4

Less provision for estimated income taxes                 .3           8.7
                                                     -------       -------
NET INCOME                                                .4           8.7

Net income applicable to Retained Interest               (.1)         (3.1)
                                                     -------       -------
NET INCOME APPLICABLE TO OUTSTANDING
 DELHI STOCK                                             $.3          $5.6
                                                     =======       =======
PER COMMON SHARE DATA:
Weighted average shares, in thousands
  - Primary and fully diluted                          9,332         9,006

Primary and fully diluted:
 Net income applicable to outstanding Delhi Stock       $.03          $.62













Selected notes to financial statements appear on page 50-52.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                                    March 31    December 31
(Dollars in millions)                                  1994         1993
- - --------------------------------------------------------------------------------
- - ----
ASSETS
Current assets:
  Cash and cash equivalents                             $1.0          $3.8
  Receivables, less allowance for doubtful
   accounts of $.6 and $.5                               9.2          24.2
  Inventories                                            7.7           9.6
  Other current assets                                   4.6           4.6
                                                     -------       -------
     Total current assets                               22.5          42.2
Long-term receivables and other investments             14.9          14.7
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $495.2 and $491.5                                     518.5         521.8
Other noncurrent assets                                  1.9           1.7
                                                     -------       -------
     Total assets                                     $557.8        $580.4
                                                     =======       =======
LIABILITIES
Current liabilities:
  Notes payable                                          $.4            $-
  Accounts payable                                      92.8          88.9
  Payable to the U. S. Steel Group                        .3            .3
  Payroll and benefits payable                           2.0           1.8
  Accrued taxes                                          8.1           8.1
  Accrued interest                                       1.3           2.7
  Long-term debt due within one year                      .6            .6
                                                     -------       -------
     Total current liabilities                         105.5         102.4
Long-term debt, less unamortized discount               83.4         109.0
Long-term deferred income taxes                        152.8         154.0
Deferred credits and other liabilities                   7.1           9.5
Preferred stock of consolidated subsidiary               3.8             -
                                                     -------       -------
     Total liabilities                                 352.6         374.9

STOCKHOLDERS' EQUITY
Preferred stock                                          2.5           2.5
Common stockholders' equity                            202.7         203.0
                                                     -------       -------
     Total stockholders' equity                        205.2         205.5
                                                     -------       -------
     Total liabilities and stockholders' equity       $557.8        $580.4
                                                     =======       =======





Selected notes to financial statements appear on pages 50-52.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Three Months Ended
                                                            March 31
(Dollars in millions)                                  1994         1993
- - --------------------------------------------------------------------------------
- - ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                               $.4          $8.7
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               9.3           9.4
  Pensions                                                .6            .4
  Deferred income taxes                                 (1.2)         (1.1)
  Gain on disposal of assets                             (.7)         (2.1)
  Changes in:
     Current receivables - sold                         12.7           3.8
                         - operating turnover            2.4           6.9
     Inventories                                         2.0           (.5)
     Current accounts payable and accrued expenses       2.7         (11.7)
  All other items - net                                 (4.3)         (2.0)
                                                        ----          ----
     Net cash provided from operating activities        23.9          11.8
                                                        ----          ----
INVESTING ACTIVITIES:
Capital expenditures                                    (4.9)         (4.5)
Disposal of assets                                        .7           2.5
                                                        ----          ----
     Net cash used in investing activities              (4.2)         (2.0)
                                                        ----          ----
FINANCING ACTIVITIES:
Delhi Group activity - USX debt attributed to all
 groups - net                                          (25.5)         (8.3)
Attributed preferred stock of consolidated subsidiary    3.7             -
Dividends paid                                           (.5)          (.5)
Payment attributed to Retained Interest                  (.2)          (.2)
                                                        ----          ----
     Net cash used in financing activities             (22.5)         (9.0)
                                                        ----          ----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2.8)           .8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           3.8            .1
                                                        ----          ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $1.0           $.9
                                                        ====          ====
Cash used in operating activities included:
  Interest and other financial costs paid              $(3.9)        $(3.0)
  Income taxes paid including settlements
   with other groups                                     (.3)         (9.0)





Selected notes to financial statements appear on pages 50-52.

                         DELHI GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993.

 2. The financial statements of the Delhi Group include the financial position, results of operations and cash flows for the businesses of Delhi Gas Pipeline Corporation (DGP) and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Delhi Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

     The Board has designated 14,003,000 shares of USX-Delhi Group Common Stock (Delhi Stock) to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group as of March 31, 1994. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,366,673 outstanding shares at March 31, 1994, is approximately 67%. The Marathon Group financial statements reflect a Retained Interest in the Delhi Group of approximately 33%.

     Although the financial statements of the Delhi Group, the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution does not affect legal title to such assets or responsibility for such liabilities. Holders of Delhi Stock, USX-Marathon Group Common Stock (Marathon Stock) and USX-U. S. Steel Group Common Stock (Steel Stock) are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the Delhi Group, the Marathon Group or the U. S. Steel Group which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or certain series of Preferred Stock, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Delhi Group financial information.

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 3. The method of calculating net income per share for the Delhi Stock, Marathon Stock, and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Delhi Group, the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

     Fully diluted net income per share assumes exercise of stock options and surrender of stock appreciation rights, provided, in each case, the effect is not antidilutive.

 4.  Inventories are carried at lower of average cost or market.

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1994         1993
                                                     -------    -----------
    Natural gas in storage                              $5.9         $6.8
    NGLs in storage                                       .6           .4
    Materials and supplies                               1.2          2.4
                                                        ----         ----
      Total                                             $7.7         $9.6
                                                        ====         ====

 5. Other income in the first quarter of 1993 included a gain of $1.6 million from the sale of a 25% interest in a natural gas transmission partnership. The tax provision for estimated U.S. income taxes in the first quarter of 1993 included an unfavorable tax effect associated with the sale of the partnership interest, which resulted in a $1.2 million net loss on the transaction.

 6. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the Delhi Group, the Marathon Group and the U. S. Steel Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Delhi Group, the Marathon Group and the U.
     S. Steel Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

     The provision for estimated U.S. income taxes for the Delhi Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 6.  (Continued)

     interim tax provisions of the Delhi, the Marathon and the U. S. Steel Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

 7. In the first quarter of 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares
     (MIPS). In accordance with the USX policy of managing most financial activities on a centralized, consolidated basis, the proceeds from issuance of the MIPS and the related financial costs (which are included in interest and other financial costs) are attributed to all three groups in proportion to their respective participation in USX centrally managed financing activities.

 8. Certain of the Delhi Group accounts receivable are sold in combination with the Marathon Group accounts receivable under a limited recourse agreement. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. At March 31, 1994, the balance of the Delhi Group's sold accounts receivable that had not been collected was $86.4 million. In the event of a change in control of USX, as defined in the agreement, the Delhi Group may be required to forward payments collected on sold Delhi Group accounts receivable to the buyers.

 9. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation ("DGP"), a wholly owned subsidiary of USX, and certain related companies which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the first quarter 1994 USX consolidated financial information and the Delhi Group financial statements and selected notes.

Results of Operations
- - ---------------------
     The Delhi Group had net income of $0.4 million, or $.03 per share, in the first quarter of 1994, compared with $8.7 million, or $.62 per share, in the first quarter of 1993.

     Sales totaled $154.4 million in the first quarter of 1994, up $23.4 million from the first quarter of 1993 mainly due to increased natural gas sales throughput and higher natural gas prices, partially offset by a decline in natural gas liquids ("NGLs") prices and volumes.

     First quarter operating income was $2.5 million in 1994 compared with $17.1 million in 1993. First quarter 1994 operating income included a $1.6 million favorable pretax effect of the settlement of litigation related to a prior-year take-or-pay claim for less than the amount previously accrued. First quarter 1993 operating income included a $1.8 million favorable effect of the reversal of a prior-period accrual related to a natural gas contract settlement. Excluding the effects of these items, operating income decreased by $14.4 million due primarily to a decline in premiums from natural gas sales; deteriorating gas processing economics evidenced by lower average NGLs sales prices, which trended downward with crude oil prices, and higher average plant feedstock (natural gas) costs; and lower transportation throughput and rates. These factors were partially offset by a 22% increase in natural gas sales throughput volumes, mainly reflecting increased short-term interruptible ("spot") market sales and new FERC Order No. 636 sales.

     The Delhi Group attempts to sell all of the natural gas available on its systems each month. Natural gas volumes not sold in its premium market are typically sold in the spot market, generally at lower average unit margins than those realized from premium sales. First quarter 1994 gas sales margins declined from the first quarter of 1993 as warmer weather in the Delhi Group's primary marketing areas of Texas and Oklahoma reduced demand for premium services and led to increased spot market sales. In addition, first quarter 1994 gas sales margins from Southwestern Electric Power Company ("SWEPCO") declined by $2.9 million, reflecting the terms of a new natural gas purchase agreement providing for market sensitive prices beginning in February 1994. On January 26, 1994, DGP and SWEPCO resolved litigation related to a 15-year natural gas purchase contract which was due to expire in April 1995. Sales under the original contract were at prices substantially above spot market prices and, as a result, this contract accounted for more than 10% of the Delhi Group's total gross margin in each of the years 1991 through 1993. Concurrently, the Delhi Group executed a new four-year agreement enabling the Delhi Group to supply increased volumes of gas to two SWEPCO power plants in East Texas at market sensitive prices and premiums commensurate with the level of service provided. The agreement provides for swing service and does not require any minimum gas purchase volumes. The Delhi Group's operating income and

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

cash flow will be adversely affected by the amount of potential premiums lost under the original contract for the period February 1, 1994, through April 1, 1995. Second quarter 1994 margins from SWEPCO are expected to decline by approximately $4 million from the second quarter of 1993.

     First quarter 1994 transportation throughput declined by 20% from the first quarter of 1993 primarily due to increased competition and natural production declines on third-party wells.

     The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. Due to unfavorable economics in late 1993 and early 1994, the Delhi Group chose not to fully process some gas, resulting in a 22% decline in first quarter 1994 NGLs sales volumes from the 1993 first quarter.

     Other income in the first quarter of 1993 included a $1.6 million pretax gain on the sale of the Delhi Group's interest in a natural gas transmission partnership.

     The provision for estimated U.S. income taxes is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The income tax provision for the first quarter of 1993 included a $2.8 million unfavorable effect associated with the previously mentioned sale of the Delhi Group's interest in a natural gas transmission partnership, which resulted in a $1.2 million unfavorable first quarter effect from the transaction.

     The Delhi Group's operating results are affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The Delhi Group anticipates that gas processing margins will continue to be depressed in the second quarter of 1994 as compared with the second quarter of 1993, despite recent crude oil price increases. The level of gas sales margins is primarily a function of the demand for premium services and the volatility of natural gas prices in the spot market, and is difficult to accurately project. However, as mentioned above, second quarter 1994 gas sales margins from one customer, SWEPCO, will be lower than the prior-year second quarter as a result of the terms of the new natural gas purchase agreement.

     The Delhi Group can also be affected by changes in the regulatory environment governing its businesses and the businesses of its competitors. In April 1992, the Federal Energy Regulatory Commission issued Order No. 636 ("the Order") which makes significant changes to the structure of the services provided by interstate natural gas pipelines. The changes are intended to ensure that interstate pipeline companies provide transportation service that is equal in quality for all gas supplies, whether the customer purchases the gas from the pipeline or from another supplier. The Delhi Group is primarily an intrastate gas gatherer (as opposed to an interstate pipeline company) and does not face significant transition costs as a result of the Order. The Delhi Group has added new winter month off-system sales to three customers as a result of the Order and believes that the Order will provide additional opportunities to offer its merchant gas services to existing customers of interstate pipelines who are seeking an alternative gas supply source. However, as the Order is implemented, additional Delhi Group gas sales resulting from the Order will be subject to negotiation with the individual customers. The Delhi Group cannot accurately determine the financial effect of such opportunities on future operating results.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Cash Flows
- - ----------
     Net cash provided from operating activities was $23.9 million in the first quarter of 1994, up $12.1 million from the first quarter of 1993, primarily due to the timing of income tax payments (including settlements with other groups) which totaled $0.3 million in the first quarter of 1994 compared with $9.0 million in the first quarter of 1993. The $12.1 million improvement also reflected an increase in cash realized from the sale of receivables, and the collection of receivables relating to a natural gas contract dispute with SWEPCO which was settled in 1994. These factors were partially offset by the decline in income.

     Cash provided from the disposal of assets was $0.7 million in the first quarter of 1994, a decline of $1.8 million from the same period in 1993, primarily reflecting proceeds of $1.9 million from the sale of the Delhi Group's interest in a natural gas transmission partnership in the first quarter of 1993.

     Financial obligations decreased by $21.8 million in the first quarter of 1994, primarily reflecting the Delhi Group's net cash provided from operating activities, partially offset by net cash used in investing activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a consolidated subsidiary attributed to all three groups.

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- - --------------------
     Delhi Group capital expenditures for property, plant and equipment were $4.9 million in the first quarter of 1994, compared with $4.5 million in the first quarter of 1993.

     Capital expenditures for the year 1994 are expected to exceed the $42.6 million expended in 1993, reflecting continued expenditures to connect dedicated gas reserves by the expansion or acquisition of gas gathering, processing and transmission assets, including those made available as a result of current industry conditions and regulatory initiatives.

Environmental Matters, Contingencies and Commitments
- - ----------------------------------------------------
     The Delhi Group has incurred and will continue to incur capital and operating and maintenance expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Delhi Group's products and services, operating results will be adversely affected. The Delhi Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production processes.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------
                                ($'s in Millions)

                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1994         1993
                                                       ----         ----

SALES                                                 $154.4        $131.0

GROSS MARGIN

  Gas Sales Margin                                     $24.8         $31.4
  Transportation Margin                                  2.6           3.8
                                                      ------        ------
Systems Margin                                         $27.4         $35.2
  Gas Processing Margin                                    -           7.4
                                                      ------        ------
Total Gross Margin                                     $27.4         $42.6

OPERATING INCOME                                        $2.5         $17.1

CAPITAL EXPENDITURES                                    $4.9          $4.5


OPERATING STATISTICS

Natural Gas Throughput (a)
    Natural Gas Sales                                  681.3         559.4
    Transportation                                     244.7         304.8
                                                      ------        ------
  Systems Throughput                                   926.0         864.2
    Partnerships - equity share                         20.2          19.1
                                                      ------        ------
Total Throughput                                       946.2         883.3

Natural Gas Liquids Sales (b)                          627.4         808.8


- - ------------

  (a) Millions of cubic feet per day
  (b) Thousands of gallons per day

Part II - Other Information:
- - ----------------------------

Item 1.  LEGAL PROCEEDINGS

 1.  USX-MARATHON GROUP

     Texas City Refinery Litigation

     On April 7, 1994, the District Court of Harris County, Texas found CBI Na-Con, Inc., liable to Marathon Oil Company for gross negligence and assessed actual and punitive damages in the amount of $31.5 million in connection with the release of hydrofluoric acid at Marathon's Texas City refinery in 1987.

 2.  USX-U. S. STEEL GROUP

     Pickering Litigation

     In the first quarter of 1994, USX entered into settlement agreements with 208 plaintiffs providing for releases of liability against USX and the aggregate payment by USX of $1,040,000. A joint motion to dismiss these plaintiffs from the case with prejudice is in the process of being prepared.

     Fairfield Agreement Litigation

     On April 5, 1994, the U.S. Court of Appeals for the 11th Circuit reversed a summary judgment entered in favor of USX in a civil action (Cox v. USX). USX intends to seek further appellate review of this decision. The plaintiffs' complaint asserted five causes of action arising out of conduct relating to the negotiation of a local labor agreement in 1983 at the Fairfield Works in Fairfield, Alabama. The causes of action include claims asserted under the Racketeer Influenced and Corrupt Organization Act and Employee Retirement Income Security Act based on allegations that union negotiators had agreed to concessions in the agreement in exchange for pension payments to which they were not entitled.

     In a second action related to the Fairfield labor agreement, the Court of Appeals for the 11th Circuit on May 10, 1994, affirmed the criminal convictions of USX and two union officials. USX plans to appeal the decision.

 3.  USX-DELHI GROUP

     Enserch Litigation

     On March 25, 1994, a settlement agreement was executed between Enserch Exploration, Inc., EP Operating Company, EP Operating Limited Partnership (collectively "Enserch") and Delhi, resolving litigation which began in 1990 related to a take-or-pay claim. Concurrent with the execution of the settlement agreement, which provided for an immaterial payment by Delhi, a new five-year gas purchase agreement with Enserch was entered into at market-sensitive prices.

- - ---------------------------

Item 5.  OTHER INFORMATION

      SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF MARATHON OIL COMPANY
                               Supplementary Data
      ---------------------------------------------------------------------
                                   (Unaudited)



The following summarized consolidated financial information of Marathon Oil Company, a wholly owned subsidiary of USX, is included in this Form 10-Q in satisfaction of the reporting obligation of Marathon which has debt securities registered under the Securities Exchange Act. All such securities are guaranteed by USX.

                                                         (In millions)
                                                     ---------------------
                                                       Three Months Ended
                                                            March 31
                                                       1994        1993*
                                                       ----         ----
Income Data:
Net sales                                             $2,730        $2,926
Operating income                                         232           107
Total income (loss) before cumulative effect of
  changes in accounting principles                       105            (7)
Net income (loss)                                        105           (30)

*Restated as a result of the adoption of two new accounting standards.

                                                         (In millions)
                                                  ---------------------------
                                                     March 31   December 31
                                                       1994         1993
                                                    ---------   -----------
Balance Sheet Data:
Assets:
Current assets                                        $1,860        $1,985
Noncurrent assets                                      8,928         9,015
                                                     -------       -------
Total assets                                         $10,788       $11,000
                                                     =======       =======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,408        $1,580
Noncurrent liabilities                                 8,167         8,312
Stockholder's equity                                   1,213         1,108
                                                     -------       -------

Total liabilities and stockholder's equity           $10,788       $11,000

                                                     =======       =======

- - ----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

          12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

          12.2 Computation of Ratio of Earnings to Fixed Charges.

   (b) REPORTS ON FORM 8-K

          (1)Form 8-K dated January 21, 1994 reporting under Item 5, Other Events, preliminary unaudited financial information for the year ended December 31, 1993.

          (2)Form 8-K dated January 24, 1994 reporting under Item 5, Other Events, (1) the Supreme Court decision in the Bessemer & Lake Erie case; (2) the settlement of litigation between the Delhi Group and the Southwestern Electric Power Company; (3) the signing of a new labor agreement with the United Steelworkers of America; and
               (4) the execution of an underwriting agreement relating to the sale of 5,000,000 shares of USX-U. S. Steel Group Common Stock.

          (3)Form 8-K dated February 2, 1994 reporting under Item 5, Other Events, the execution of an underwriting agreement relating to the sale of $300 million of 7.20% Notes due 2004.

          (4)Form 8-K dated February 14, 1994 reporting under Item 5, Other Events, the audited financial statements for the year ended December 31, 1993.

          (5)Form 8-K dated February 24, 1994 reporting under Item 5, Other Events, the execution of an underwriting agreement relating to the sale of 10,000,000 shares of 8-3/4% Monthly Income Preferred Shares of USX Capital LLC.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.




      USX CORPORATION



By /s/ Lewis B. Jones
   ------------------
        Lewis B. Jones
       Vice President &
         Comptroller


May 12, 1994