Form 10-Q
period 1994-06-30
USX CORP
filed 1994-08-11
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1994

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                                 USX CORPORATION
- --------------------------------------------------------------------------------
                                      ----
             (Exact name of registrant as specified in its charter)


           Delaware                  1-5153                 25-0996816
       ---------------            ------------         -------------------
       (State or other            (Commission             (IRS Employer
       jurisdiction of            File Number)         Identification No.)
        incorporation)

600 Grant Street, Pittsburgh, PA                            15219-4776
- ---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (412) 433-1121
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)


- --------------------------------------------------------------------------------
- ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..No.....

Common stock outstanding at July 31, 1994 follows:

          USX-Marathon Group    - 286,566,838  shares
          USX-U. S. Steel Group -  75,623,645  shares
          USX-Delhi Group       -   9,437,891  shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1994
                          ----------------------------

                                INDEX                             Page
                                -----                             ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          14

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         15

               Financial Statistics                                 20

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               21

               Marathon Group Balance Sheet                         23

               Marathon Group Statement of Cash Flows               24

               Selected Notes to Financial Statements               25

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              30

               Supplemental Statistics                              35

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1994
                          ----------------------------

                                INDEX                             Page
                                -----                             ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            36

               U. S. Steel Group Balance Sheet                      38

               U. S. Steel Group Statement of Cash Flows            39

               Selected Notes to Financial Statements               40

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          45

               Supplemental Statistics                              50

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  51

               Delhi Group Balance Sheet                            52

               Delhi Group Statement of Cash Flows                  53

               Selected Notes to Financial Statements               54

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          57

               Supplemental Statistics                              61

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    62

       Item 4. Submission of Matters to a Vote of
                 Security Holders                                   62

       Item 5. Other Information                                    63

       Item 6. Exhibits and Reports on Form 8-K                     64

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1994   1993*    1994    1993*
- --------------------------------------------------------------------------------
- ---
SALES                                           $4,819  $4,647  $9,092   $8,927

OPERATING COSTS:
 Cost of sales (excludes items shown below)      3,609   3,962   6,803    7,213
 Inventory market valuation charge (credit)        (93)     47    (221)      24
 Selling, general and administrative expenses       64      55     119      111
 Depreciation, depletion and amortization          272     264     530      525
 Taxes other than income taxes                     697     570   1,354    1,119
 Exploration expenses                               35      37      68       65
 Restructuring charges                              37       -      37        -
                                                ------- ------- -------  -------
   Total operating costs                         4,621   4,935   8,690    9,057
                                                ------- ------- -------  -------

OPERATING INCOME (LOSS)                            198    (288)    402     (130)

Other income                                        31     103      59      140
Interest and other financial income                  2      13      11       19
Interest and other financial costs                 (81)   (297)   (198)    (415)
                                                ------- ------- -------  -------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES                             150    (469)    274     (386)

Less provision (credit) for estimated income
 taxes                                              43    (155)     92     (119)
                                                ------- ------- -------  -------

TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES                  107    (314)    182     (267)

Cumulative effect of changes in
 accounting principles                               -       -       -      (92)
                                                ------- ------- -------  -------
NET INCOME (LOSS)                                  107    (314)    182     (359)

Dividends on preferred stock                        (9)     (8)    (16)     (12)
                                                ------- ------- -------  -------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKS      $98   $(322)   $166    $(371)
                                                ======= ======= =======  =======

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1994   1993*    1994    1993*
- --------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK
 Total income before cumulative effect of
  changes in accounting principles                 $70     $20    $179      $49
   - Per share - primary and fully diluted         .25     .07     .63      .17

 Cumulative effect of changes in accounting
  principles                                         -       -       -      (23)
   - Per share - primary and fully diluted           -       -       -     (.08)

 Net income                                         70      20     179       26
   - Per share - primary and fully diluted         .25     .07     .63      .09

 Dividends paid per share                          .17     .17     .34      .34

 Weighted average shares, in thousands
   - primary                                   286,578 286,612 286,580  286,611
   - fully diluted                             286,578 286,612 286,581  286,612

APPLICABLE TO STEEL STOCK
 Total income (loss) before cumulative effect
  of change in accounting principle                $49   $(343)     $8    $(335)
   - Per share - primary                           .65   (5.71)    .11    (5.60)
               - fully diluted                     .64   (5.71)    .11    (5.60)

 Cumulative effect of change in accounting
  principle                                          -       -       -      (69)
   - Per share - primary and fully diluted           -       -       -    (1.15)

 Net income (loss)                                  49    (343)      8     (404)
   - Per share - primary                           .65   (5.71)    .11    (6.75)
               - fully diluted                     .64   (5.71)    .11    (6.75)

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - primary                                    75,490  60,053  74,579   59,973
   - fully diluted                              78,929  60,053  74,579   59,973

APPLICABLE TO OUTSTANDING DELHI STOCK

 Net income (loss)                                $(21)     $1    $(21)      $7
   - Per share - primary and fully diluted       (2.27)    .15   (2.25)     .77

 Dividends paid per share                          .05     .05     .10      .10

 Weighted average shares, in thousands
   - primary and fully diluted                   9,418   9,027   9,375    9,017

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                     ASSETS
                                                     June 30    December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
Current assets:
  Cash and cash equivalents                              $75          $268
  Receivables, less allowance for doubtful
   accounts of $9 and $9                                 922           932
  Inventories                                          1,903         1,626
  Deferred income tax benefits                           212           258
  Other current assets                                    82            96
                                                     -------       -------
     Total current assets                              3,194         3,180
Long-term receivables and other investments,
 less reserves of $22 and $22                            906           948
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $14,235 and $13,938                                  11,443        11,603
Prepaid pensions                                       1,422         1,347
Other noncurrent assets                                  324           296
                                                     -------       -------
     Total assets                                    $17,289       $17,374
                                                     =======       =======








Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     June 30    December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
LIABILITIES
Current liabilities:
  Notes payable                                         $103            $1
  Accounts payable                                     1,798         2,237
  Payroll and benefits payable                           440           436
  Accrued taxes                                          345           483
  Accrued interest                                       130           142
  Long-term debt due within one year                      37            35
                                                     -------       -------
     Total current liabilities                         2,853         3,334
Long-term debt, less unamortized discount              5,733         5,888
Long-term deferred income taxes                          932           883
Employee benefits                                      2,854         2,802
Deferred credits and other liabilities                   561           603
Preferred stock of consolidated subsidiary               250             -
                                                     -------       -------
     Total liabilities                                13,183        13,510
STOCKHOLDERS' EQUITY
Preferred stocks:
  Adjustable Rate Cumulative issued -
   2,099,970 shares and 2,099,970 shares                 105           105
  6.50% Cumulative Convertible issued -
   6,900,000 shares and 6,900,000 shares
   ($345 liquidation preference)                           7             7

Common stocks:
  Marathon Stock issued - 286,612,785 shares and
   286,612,805 shares                                    287           287
  Steel Stock issued - 75,579,240 shares and
   70,328,685 shares                                      76            70
  Delhi Stock issued - 9,436,891 shares and
   9,282,870 shares                                        9             9
Treasury common stock, at cost:
  Marathon Stock - 46,947 shares and 31,266  shares       (1)           (1)
Additional paid-in capital                             4,294         4,240
Accumulated deficit                                     (649)         (831)
Other equity adjustments                                 (22)          (22)
                                                     -------       -------
     Total stockholders' equity                        4,106         3,864
                                                     -------       -------
     Total liabilities and stockholders' equity      $17,289       $17,374
                                                     =======       =======




Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1994        1993*
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                       $182         $(359)
Adjustments to reconcile to net cash provided from
 operating activities:
  Accounting principles changes                            -            92
  Depreciation, depletion and amortization               530           525
  Exploratory dry well costs                              28            21
  Inventory market valuation charge (credit)            (221)           24
  Pensions                                               (81)         (125)
  Postretirement benefits other than pensions             45            86
  Deferred income taxes                                   91          (212)
  Gain on disposal of assets                             (33)         (143)
  Restructuring charges                                   37             -
  Changes in:
     Current receivables - sold                            -            60
                         - operating turnover             12          (125)
     Inventories                                         (56)          (26)
     Current accounts payable and accrued expenses      (582)          501
  All other items - net                                    4           (30)
                                                       -----         -----
     Net cash provided from (used in)
                 operating activities                    (44)          289
                                                       -----         -----
INVESTING ACTIVITIES:
Capital expenditures                                    (399)         (524)
Disposal of assets                                        46           255
All other items - net                                     15           (27)
                                                       -----         -----
     Net cash used in investing activities              (338)         (296)
                                                       -----         -----
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements-net   102          (379)
Other debt - borrowings                                  505           204
           - repayments                                 (721)          (46)
Issuance of preferred stock of consolidated subsidiary   242             -
Preferred stock issued                                     -           336
Common stock repurchased                                   -            (1)
Common stock issued                                      211            11
Dividends paid                                          (150)         (140)
                                                       -----         -----
     Net cash provided from (used in)
             financing activities                        189           (15)
                                                       -----         -----
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -            (1)
                                                       -----         -----
NET DECREASE IN CASH AND CASH EQUIVALENTS               (193)          (23)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           268            57
                                                       -----         -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $75           $34
                                                       =====         =====
Cash used in operating activities included:
  Interest and other financial costs paid (net
   of amount capitalized)                              $(347)        $(207)
  Income taxes (paid) refunded                             2           (66)

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first six months of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112), and Emerging Issues Task Force Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts" (EITF No. 93-14) (see Note 10).

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

     Primary net income (loss) per share is calculated by adjusting net income
     (loss) for dividend requirements of preferred stock and, in the case of Delhi Stock, for the income (loss) applicable to the Retained Interest; and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.

     Fully diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options and surrender of stock appreciation rights provided, in each case, the effect is not antidilutive.

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

                                                         (In millions)
                                                  ---------------------------
                                                     June 30    December 31
                                                       1994         1993
                                                    ---------   -----------
    Raw materials                                       $664         $637
    Semi-finished products                               331          329
    Finished products                                    942          921
    Supplies and sundry items                            184          178
                                                      ------       ------
      Total                                            2,121        2,065
    Less inventory market valuation reserve              218          439
                                                      ------       ------
      Net inventory carrying value                    $1,903       $1,626
                                                      ======       ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in a $221 million credit to operating income in the first six months of 1994 ($93 million credit in the second quarter) and a $24 million charge against operating income in the first six months of 1993 ($47 million charge in the second quarter).

 4. In the second quarter of 1994, payments of $124 million were made to settle various state tax issues. As a result of these settlements, a net favorable adjustment of $37 million was made to net income consisting of a credit of $12 million in operating costs, a credit of $35 million in interest and other financial costs and an income tax provision effect of $10 million.

 5. In the second quarter of 1994, restructuring charges totaling $40 million were recorded for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. Charges of $37 million were included in operating costs and $3 million included in other income.

 6. Pretax income (loss) in the second quarter and first six months of 1993 included a $619 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad (B&LE). Charges of $438 million were included in operating costs and $181 million included in interest and other financial costs. The effect on net income (loss) was $403 million unfavorable ($6.71 per share of Steel Stock).

 7. Operating income (loss) included net periodic pension credits of $61 million and $106 million in the first six months of 1994 and 1993, respectively, ($31 million and $53 million in the second quarter of 1994 and 1993, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was reduced to 9% in 1994 from 10% in 1993.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 8. Other income in the first six months of 1994 included a pretax gain of $33 million from disposal of assets ($9 million in second quarter), primarily related to the first quarter sale of certain domestic oil and gas production properties. Other income in the first six months of 1993 included a pretax gain of $143 million from disposal of assets ($97 million in the second quarter, including the sale of the Cumberland coal mine).

 9. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

10. In 1993, USX adopted SFAS No. 112 and EITF No. 93-14. The cumulative effect of these changes in accounting principles decreased first quarter 1993 net income by $86 million, net of $50 million income tax effect, for SFAS No. 112; and $6 million, net of $3 million income tax effect, for EITF No. 93-14.

11. In the first quarter of 1994, USX issued $300 million in aggregate principal amount of 7.20% Notes Due 2004 and $150 million in aggregate principal amount of LIBOR-based Floating Rate Notes Due 1996. In the first quarter of 1994, an aggregate principal amount of $57 million of Marathon's 7% Monthly Interest Guaranteed Notes Due 2002 was issued in exchange for an equivalent principal amount of its 9-1/2% Guaranteed Notes Due 1994. The $642 million balance of Marathon's 9-1/2% Guaranteed Notes Due 1994 was paid in the first quarter of 1994. In the second quarter of 1994, USX issued $55 million of 6.70% Environmental Improvement Revenue Refunding Bonds due 2020 and 2024 to refinance Environmental Improvement Bonds.

     At June 30, 1994, USX had outstanding borrowings of $500 million against credit agreements, leaving $1,675 million of available unused committed credit lines. In addition, USX had outstanding borrowings of $57 million against short-term lines of credit totaling $165 million, which require maintenance of compensating balances of 3%. In the event of a change in control of USX, debt obligations totaling $4,318 million at June 30, 1994, may be declared immediately due and payable.

12. In the first quarter of 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million. In addition, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares (MIPS). The financial costs of the MIPS are included in interest and other financial costs.

13. USX has entered into agreements to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At June 30, 1994, the balance of sold accounts receivable that had not been collected was $740 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $150 million. In the event of a change in control of USX, as defined in the agreements, USX may be required to forward all payments collected on sold accounts receivable to the buyers.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


    13. (Continued)

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At June 30, 1994, the balance of sold loans receivable subject to recourse was $176 million. As of June 30, 1994, USX Credit had outstanding loan commitments of $31 million. USX Credit is not actively making new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

14. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity and Capital Resources in USX Consolidation Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In the first half of 1994, USX paid $367 million to settle substantially all of the remaining judgments against the B&LE in the Lower Lake Erie Iron Ore Antitrust Litigation. Two remaining plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

     On November 3, 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages and, pending the court's determinations, USX may appeal. Plaintiffs' counsel
    has been reported as          estimating plaintiffs' anticipated recovery
    to be in excess of $100 million. USX believes actual damages will be substantially less than plaintiffs' estimates. In the first quarter of 1994, USX entered into settlement agreements with 208 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX. An order dismissing these plaintiffs from the case with prejudice was entered on May 31, 1994.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)



14.  (Continued)

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. USX provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. At June 30, 1994, accrued liabilities for remediation, platform abandonment and mine reclamation totaled $318 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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

     By reason of Executive Orders and related regulations under which the U.S. Government is continuing economic sanctions against Libya, USX was required to discontinue performing its Libyan petroleum contracts on June 30, 1986. In June 1989, the Department of the Treasury authorized USX to resume performing under those contracts. Pursuant to that authorization, USX has engaged the Libyan National Oil Company and the Secretary of Petroleum in continuing negotiations to determine when and on what basis they are willing to allow USX to resume realizing revenue from USX's investment of $108 million in Libya. USX is uncertain when these negotiations can be completed or how the negotiations will be affected by the United Nations' sanctions against Libya.

     Guarantees by USX of the liabilities of affiliated and other entities totaled $213 million at June 30, 1994. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of June 30, 1994, the largest guarantee for a single affiliate was $96 million.

     At June 30, 1994, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $205 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At June 30, 1994, contract commitments for capital expenditures for property, plant and equipment totaled $433 million compared with $389 million at December 31, 1993.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------
                              (Dollars in Millions)

   Six Months Ended
       June 30                           Year Ended December 31
  ------------------    -------------------------------------------------------

   1994       1993*         1993        1992         1991        1990      1989
   ----       -----         ----        ----         ----        ----      ----

   1.71        (a)          (b)         (c)          (d)         2.69      2.33
   ====       =====         ====        ====         ====        ====      ====

  (a) Earnings did not cover combined fixed charges and preferred stock dividends by $413 million.
  (b) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million.
  (c) Earnings did not cover combined fixed charges and preferred stock dividends by $211 million.
  (d) Earnings did not cover combined fixed charges and preferred stock dividends by $696 million.

*Restated as a result of the adoption of two new accounting standards.

                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------
                              (Dollars in Millions)

   Six Months Ended
       June 30                           Year Ended December 31
  ------------------    -------------------------------------------------------

   1994       1993*         1993        1992         1991        1990      1989
   ----       -----        -----        ----         ----        ----      ----

   1.84        (a)          (b)         (c)          (d)         2.80      2.57
   ====       =====         ====        ====         ====        ====      ====

  (a) Earnings did not cover fixed charges by $393 million.
  (b) Earnings did not cover fixed charges by $281 million.
  (c) Earnings did not cover fixed charges by $197 million.
  (d) Earnings did not cover fixed charges by $681 million.



*Restated as a result of the adoption of two new accounting standards.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following discussion should be read in conjunction with the second quarter 1994 USX consolidated financial statements and selected notes.

Results of Operations
- ---------------------
     USX had net income of $107 million in the second quarter of 1994, compared with a restated net loss of $314 million in the second quarter of 1993. For the first six months of 1994, USX reported net income of $182 million. For the first six months of 1993, USX reported a net loss of $359 million, as restated to reflect the unfavorable $92 million cumulative effect of changes in accounting principles.

     See the Consolidated Statement of Operations - Income per Common Share for comparative amounts applicable to the three classes of common stock.

     Sales in the second quarter of 1994 totaled $4.8 billion, an increase of $172 million from the second quarter of 1993. The improvement reflected increases of 7%, 2% and 6%, respectively, in sales for the U. S. Steel Group, the Marathon Group and the Delhi Group. Sales in the first six months of 1994 totaled $9.1 billion, compared with $8.9 billion in the same period last year. First half 1994 sales for the U. S. Steel Group and the Delhi Group increased 11% and 12%, respectively, from the same period in 1993, while sales for the Marathon Group decreased 2%. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes which totaled $697 million and $1,354 million in the second quarter and first six months of 1994, respectively, compared with $570 million and $1,119 million in the same periods in 1993.

     USX had operating income of $198 million in the second quarter of 1994, compared with a restated operating loss of $288 million in the same quarter of 1993. Operating income in the second quarter of 1994 included a $93 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, partially offset by restructuring charges of $37 million related to the planned disposition of certain nonstrategic gas gathering and processing assets. The second quarter 1993 operating loss included a $438 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad ("B&LE"), a former USX subsidiary, and a $47 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve. Excluding the effects of these items, second quarter 1994 operating income decreased $55 million from the second quarter of 1993. This reflected decreases of $78 million and $14 million, respectively, in operating results for the Marathon Group and the Delhi Group and a $37 million improvement in operating results for the U. S. Steel Group.

     USX had operating income of $402 million in the first six months of 1994, compared with a restated operating loss of $130 million in the same period in 1993. Operating income in the first six months of 1994 included a $221 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, partially offset by restructuring charges of $37 million related to the planned disposition of certain nonstrategic gas gathering and processing assets. The operating loss in the first six months of 1993 included a $438 million charge for the B&LE litigation and a $24 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve. Excluding the effects of these

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

items, operating income in the first six months of 1994 decreased $114 million from the same period in 1993.

     Other income in the first six months of 1994 included a pretax gain of $33 million from the disposal of assets ($9 million in the second quarter), primarily related to the first quarter sale of certain domestic oil and gas production properties. Other income in the first six months of 1993 included a pretax gain of $143 million from the disposal of assets ($97 million in the second quarter), including the sales of the Cumberland coal mine and an investment in an insurance company. Excluding gains from asset sales, the increases in other income from 1993 to 1994 for the second quarter and first six months resulted mainly from improved earnings from equity affiliates.

     Net interest and other financial costs in the second quarter and first six months of 1994 included a $35 million favorable effect resulting from settlement of various state tax issues. Net interest and other financial costs in the second quarter and first six months of 1993 included $181 million of interest expense related to the B&LE litigation.

Group Results
- -------------
     See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

Operating Statistics
- --------------------
     For details, see Supplemental Statistics table for the Marathon Group, the
U. S. Steel Group and the Delhi Group.

Dividends to Stockholders
- -------------------------
     On July 26, 1994, USX's Board of Directors (the "Board") declared dividends of 17 cents per share on Marathon Stock, 25 cents per share on Steel Stock and five cents per share on Delhi Stock, all payable September 10, 1994, to stockholders of record at the close of business on August 5, 1994.

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.50% Cumulative Convertible Preferred Stock and $0.975 per share on USX Corporation's Adjustable Rate Cumulative Preferred Stock, in each case payable September 30, 1994, to stockholders of record at the close of business on August 31, 1994.

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources
- --------------------------------
     At June 30, 1994, cash and cash equivalents totaled $75 million compared with $268 million at December 31, 1993.

     Net cash used in operating activities totaled $44 million in the first six months of 1994, compared with net cash provided from operating activities of $289

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

million in the first six months of 1993. The unfavorable change primarily reflected payments of $367 million in the first six months of 1994 to settle substantially all of the remaining judgments from the B&LE litigation and payments of $124 million in the second quarter of 1994 related to settlement of various state tax issues. In addition, net cash provided from operating activities in the first six months of 1993 benefited from a $103 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits. Excluding the 1994 payments and the 1993 favorable effect, net cash flows from operating activities in the first six months of 1994 increased $261 million from the same period in 1993.

     Cash from the disposal of assets totaled $46 million in the first six months of 1994, compared with $255 million in the same period in 1993. The 1994 proceeds primarily reflected the sale of certain domestic oil and gas production properties. The 1993 proceeds primarily reflected the sale/leaseback of interests in two LNG tankers and the sales of the Cumberland coal mine, various domestic oil and gas production properties and an investment in an insurance company.

     USX's total long-term debt and notes payable at June 30, 1994, was $5.9 billion, down $51 million from December 31, 1993. At June 30, 1994, USX had outstanding borrowings of $500 million against credit agreements, leaving $1,675 million of available unused committed credit lines. In addition, USX had outstanding borrowings of $57 million against short-term lines of credit totaling $165 million, which require maintenance of compensating balances of 3%.

     In February 1994, USX issued $300 million in aggregate principal amount of 7.20% Notes Due 2004 and $150 million in aggregate principal amount of LIBOR-based Floating Rate Notes Due 1996. In March 1994, an aggregate principal amount of $57 million of Marathon's 7% Monthly Interest Guaranteed Notes Due 2002 was issued in exchange for an equivalent principal amount of its 9-1/2% Guaranteed Notes Due 1994 ("Marathon 9-1/2% Notes"). The $642 million balance of Marathon 9-1/2% Notes was paid in March 1994. In March 1994, USX filed with the Securities and Exchange Commission a shelf registration statement which became effective April 8, 1994 and allows USX to offer and issue unsecured debt securities in an aggregate principal amount of up to $750 million in one or more separate series on terms to be determined at the time of sale. In June 1994, USX issued $55 million of 6.70% Environmental Improvement Revenue Refunding Bonds due 2020 and 2024 to refinance Environmental Improvement Bonds.

     In February 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million.

     In March 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares.

     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of June 30, 1994, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1994 and years 1995 and 1996 and amounts which may ultimately be paid in connection with contingencies are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, future borrowings and other external financing sources.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Capital Expenditures
- --------------------
     Capital expenditures for property, plant, and equipment in the second quarter and first six months of 1994 were $237 million and $399 million, respectively, compared with $318 million and $524 million in the same periods in 1993. The declines from 1993 to 1994 in both periods primarily reflected lower spending for the Marathon Group mainly due to decreased expenditures for development of the East Brae Field and SAGE system in the United Kingdom and the distillate hydrotreater complex at the Robinson, Illinois refinery. For further details, see the Financial Statistics table.

     In addition to the capital expenditures discussed above, USX's noncash activities in the second quarter of 1994 included the issuance of a $42 million purchase money note related to the acquisition of 36 gasoline outlets/convenience stores from a petroleum retailer.

     For the year 1994, capital expenditures are expected to total approximately $1.1 billion. The slight decrease from 1993 is expected to result mainly from lower spending for the Marathon Group, partially offset by higher spending for the U. S. Steel Group. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group.

     Contract commitments for capital expenditures at June 30, 1994, were $433 million, compared with $389 million at year-end 1993.

Environmental Matters, Contingencies and Commitments
- ----------------------------------------------------
     USX has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required product reformulation and process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of USX's products and services, operating results will be adversely affected. USX believes that domestic competitors of the U. S. Steel Group and substantially all the competitors of the Marathon Group and the Delhi Group are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities, their production processes and the specific products and services they provide.

     USX has been notified that it is a potentially responsible party ("PRP") at 54 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1994. In addition, there are 55 sites where USX has received information requests or other indications that USX may be a
PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 81 additional sites, excluding retail gasoline stations, where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation.
At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as

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

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 14 to the consolidated financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity and Capital Resources herein.

                                 USX Corporation
                              FINANCIAL STATISTICS
                              --------------------
                                ($'s in Millions)
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
                                                 1994    1993    1994     1993
                                                 ----    ----    ----     ----
SALES

 Marathon Group                                 $3,163  $3,103  $5,910   $6,057
 U. S. Steel Group                               1,534   1,427   2,918    2,635
 Delhi Group                                       136     129     291      260
 Eliminations                                      (14)    (12)    (27)     (25)
                                                ------  ------  ------   ------
   Total                                        $4,819  $4,647  $9,092   $8,927


OPERATING INCOME (LOSS)

 Marathon Group                                   $156     $94    $382     $200
 U. S. Steel Group                                  88    (387)     64     (352)
 Delhi Group                                       (46)      5     (44)      22
                                                ------  ------  ------  ------
   Total                                          $198   $(288)   $402    $(130)


CAPITAL EXPENDITURES

 Marathon Group                                   $164    $265    $277     $431
 U. S. Steel Group                                  64      46     108       82
 Delhi Group                                         9       7      14       11
                                                ------  ------  ------   ------
   Total                                          $237    $318    $399     $524

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1994    1993    1994    1993*
- --------------------------------------------------------------------------------
- ---
SALES                                           $3,163  $3,103  $5,910   $6,057

OPERATING COSTS:
 Cost of sales (excludes items shown below)      2,155   2,157   3,925    4,247
 Inventory market valuation charge (credit)        (93)     47    (221)      24
 Selling, general and administrative expenses       86      78     164      160
 Depreciation, depletion and amortization          182     175     353      350
 Taxes other than income taxes                     642     515   1,239    1,011
 Exploration expenses                               35      37      68       65
                                                ------- ------- -------  -------
   Total operating costs                         3,007   3,009   5,528    5,857
                                                ------- ------- -------  -------

OPERATING INCOME                                   156      94     382      200

Other income (loss)                                 (4)      3      18       13
Interest and other financial income                  -       7       7        9
Interest and other financial costs                 (43)    (72)   (120)    (140)
                                                ------- ------- -------  -------

TOTAL INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES                             109      32     287       82

Less provision for estimated income taxes           37      11     105       30
                                                ------- ------- -------  -------

TOTAL INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES                   72      21     182       52

Cumulative effect of changes in
 accounting principles                               -       -       -      (23)
                                                ------- ------- -------  -------

NET INCOME                                          72      21     182       29

Dividends on preferred stock                        (2)     (1)     (3)      (3)
                                                ------- ------- -------  -------
NET INCOME APPLICABLE TO MARATHON STOCK            $70     $20    $179      $26
                                                ======= ======= =======  =======

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 25-29.

                        MARATHON GROUP OF USX CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
                 -----------------------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1994    1993    1994    1993*
- --------------------------------------------------------------------------------
- ---

PER COMMON SHARE DATA:

Weighted average shares, in thousands:
 - Primary                                     286,578 286,612 286,580  286,611
 - Fully diluted                               286,578 286,612 286,581  286,612

Primary and fully diluted:
 Total income before cumulative effect of
  changes in accounting principles applicable
  to Marathon Stock                               $.25    $.07    $.63     $.17
 Cumulative effect of changes in accounting
  principles                                         -       -       -     (.08)
 Net income applicable to Marathon Stock           .25     .07     .63      .09






*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 25-29.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------
                                                     June 30    December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                              $37          $185
  Receivables, less allowance for doubtful
   accounts of $3 and $3                                 418           337
  Inventories                                          1,249           987
  Other current assets                                    76            89
                                                     -------       -------
     Total current assets                              1,780         1,598
Long-term receivables and other investments              292           317
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $7,605 and $7,463                                     8,357         8,428
Prepaid pensions                                         269           263
Other noncurrent assets                                  222           200
                                                     -------       -------
     Total assets                                    $10,920       $10,806
                                                     =======       =======
LIABILITIES
Current liabilities:
  Notes payable                                          $76            $1
  Accounts payable                                     1,076         1,109
  Payable to other groups                                 21            13
  Payroll and benefits payable                            95            85
  Accrued taxes                                          141           294
  Deferred income taxes                                   94            37
  Accrued interest                                        96           106
  Long-term debt due within one year                      24            23
                                                     -------       -------
     Total current liabilities                         1,623         1,668
Long-term debt, less unamortized discount              4,113         4,239
Long-term deferred income tax                          1,255         1,223
Employee benefits                                        313           306
Deferred credits and other liabilities                   241           260
Preferred stock of consolidated subsidiary               182             -
                                                     -------       -------
     Total liabilities                                 7,727         7,696

STOCKHOLDERS' EQUITY
Preferred stock                                           78            78
Common stockholders' equity                            3,115         3,032
                                                     -------       -------
     Total stockholders' equity                        3,193         3,110
                                                     -------       -------
     Total liabilities and stockholders' equity      $10,920       $10,806
                                                     =======       =======

Selected notes to financial statements appear on pages 25-29.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1994        1993*
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $182           $29
Adjustments to reconcile to net cash provided from
 operating activities:
  Accounting principle changes                             -            23
  Depreciation, depletion and amortization               353           350
  Exploratory dry well costs                              28            21
  Inventory market valuation charge (credit)            (221)           24
  Pensions                                                (9)          (11)
  Postretirement benefits other than pensions              8            12
  Deferred income taxes                                   84            11
  Gain on disposal of assets                             (25)           (5)
  Changes in:
     Current receivables - purchased from
                          the Delhi Group                  3             3
                         - operating turnover            (83)           35
     Inventories                                         (41)            6
     Current accounts payable and accrued expenses      (178)         (346)
  All other items - net                                   18             2
                                                      ------        ------
     Net cash provided from operating activities         119           154
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (277)         (431)
Disposal of assets                                        32           102
All other items - net                                     10           (13)
                                                      ------        ------
     Net cash used in investing activities              (235)         (342)
                                                      ------        ------
FINANCING ACTIVITIES:
Marathon Group activity - USX debt attributed to all
 groups - net                                           (108)          264
Attributed preferred stock of consolidated subsidiary    176             -
Marathon Stock repurchased                                 -            (1)
Marathon Stock issued                                      -             1
Dividends paid                                          (100)         (100)
                                                      ------        ------
     Net cash provided from (used in)
                 financing activities                    (32)          164
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -            (1)
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (148)          (25)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           185            35
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $37           $10
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(219)        $(120)
  Income taxes paid including settlements with other
   groups                                                (34)          (73)

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 25-29.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first six months of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112), and Emerging Issues Task Force Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts" (EITF No. 93-14) (see Note 7).

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1994         1993
                                                    ---------   ------------
    Crude oil and natural gas liquids                   $556         $522
    Refined products and merchandise                     808          796
    Supplies and sundry items                            103          108
                                                      ------       ------
      Total                                            1,467        1,426
    Less inventory market valuation reserve              218          439
                                                      ------       ------
    Net inventory carrying value                      $1,249         $987
                                                      ======       ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in a $221 million credit to operating income in the first six months of 1994 ($93 million credit in the second quarter) and a $24 million charge against operating income in the first six months of 1993 ($47 million charge in the second quarter).

 4. In the second quarter of 1994, payments of $123 million were made to settle various state tax issues. As a result of these settlements, a net favorable adjustment of $36 million was made to net income consisting of a credit of $12 million in operating costs, a credit of $34 million in interest and other financial costs and an income tax provision effect of $10 million.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 5. Other income (loss) in the first six months of 1994 included a pretax gain of $25 million from disposal of assets ($3 million in the second quarter), primarily related to the first quarter sale of certain domestic oil and gas production properties. Also, the second quarter included the Delhi Group's $10 million net loss applicable to the Marathon Group's approximate 33% Retained Interest. The Delhi Group's loss mainly resulted from restructuring charges.

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

 8. In the first quarter of 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares
     (MIPS). In accordance with the USX policy of managing most financial activities on a centralized, consolidated basis, the proceeds from issuance of the MIPS and the related financial costs (which are included in interest and other financial costs) were attributed to all three groups in proportion to their respective participation in USX centrally managed financing activities.

 9. The Marathon Group has entered into an agreement, subject to limited recourse, to sell certain accounts receivable including accounts receivable purchased from the Delhi Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At June 30, 1994, the balance of sold accounts receivable that had not been collected was $400 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $80 million.
     In the event of a change in control of USX, as defined in the agreement, the Marathon Group may be required to forward payments collected on sold accounts receivable to the buyers.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. The Marathon Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. At June 30, 1994, accrued liabilities for remediation and platform abandonment totaled $161 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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

     By reason of Executive Orders and related regulations under which the U.S. Government is continuing economic sanctions against Libya, the Marathon Group was required to discontinue performing its Libyan petroleum contracts on June 30, 1986. In June 1989, the Department of the Treasury authorized the Marathon Group to resume performing under those contracts. Pursuant to that authorization, the Marathon Group has engaged the Libyan National Oil Company and the Secretary of Petroleum in continuing negotiations to determine when and on what basis they are willing to allow the Marathon Group to resume realizing revenue from the Marathon Group's investment of $108 million in
     Libya. The Marathon Group is uncertain when these negotiations can be completed or how the negotiations will be affected by the United Nations' sanctions against Libya.

     Guarantees by USX of the liabilities of affiliated and other entities of the Marathon Group totaled $18 million at June 30, 1994.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     At June 30, 1994, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $205 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At June 30, 1994, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $314 million compared with $284 million at December 31, 1993.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. The following discussion should be read in conjunction with the second quarter 1994 USX consolidated financial information and the Marathon Group financial statements and selected notes.

Results of Operations
- ---------------------
     The Marathon Group reported net income of $72 million, or $.25 per share, in the second quarter of 1994, compared to net income of $21 million, or $.07 per share, in the same quarter of 1993. The Marathon Group had net income of $182 million, or $.63 per share, in the first six months of 1994. Net income in the first six months of 1993 was $29 million, or $.09 per share, as restated to reflect the unfavorable $23 million ($.08 per share) cumulative effect of changes in accounting principles.

     The second quarter 1994 sales were $3,163 million, compared with $3,103 million in the second quarter of 1993. The slight improvement primarily reflected increased excise taxes and higher volumes of refined product matching buy/sell transactions, partially offset by lower refined product prices, including prices of matching buy/sell transactions. Sales in the first six months of 1994 were $5,910 million, compared with $6,057 million in the first six months of 1993. The slight decrease primarily reflected lower prices of refined products and worldwide liquid hydrocarbons, including prices of matching buy/sell transactions, partially offset by increased excise taxes and higher volumes of refined product matching buy/sell transactions. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes which totaled $642 million and $1,239 million in the second quarter and first six months of 1994, respectively, compared with $515 million and $1,011 million in the same periods in 1993.

     Operating income was $156 million in the second quarter of 1994, compared with operating income of $94 million in the second quarter of 1993. Second quarter operating income included a favorable noncash effect of $93 million in 1994 and a $47 million unfavorable noncash effect in 1993 resulting from changes in the inventory market valuation reserve. The inventory market valuation reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. Subsequent changes to the inventory market valuation reserve are dependent on changes in future crude oil and refined product price levels and inventory turnover. The following discussion of second quarter results excludes the effects of the changes in the inventory market valuation reserve.

     Operating income in the second quarter of 1994 decreased $78 million from the second quarter of 1993. The 55% decrease was primarily due to lower refined product margins, employee reorganization charges of $27 million and lower worldwide liquid hydrocarbon prices. These decreases were partially offset by reduced worldwide production operating expenses and a $12 million favorable effect resulting from settlement of various state production taxes. The $27 million employee reorganization charge included $11 million for worldwide production and exploration;

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

$10 million for refining, marketing and transportation; and $6 million for administrative. These charges related to employee severance and relocation costs associated with work force reduction programs. Employee reorganization charges during the remainder of the year are not expected to be material. Annual pretax reductions in employment costs and associated overhead costs of approximately $80 million are expected to be realized after full implementation of the work force reduction programs in place during 1994.

     Operating income from worldwide exploration and production was $59 million in the second quarter of 1994, compared with $37 million in the second quarter of 1993. Domestic exploration and production operating income was $51 million in the second quarter of 1994, compared with $43 million in the second quarter of 1993. The 19% increase in domestic exploration and production operating income was primarily due to a $12 million favorable effect resulting from settlement of various state production taxes and increased natural gas volumes and prices, partially offset by lower liquid hydrocarbon prices, which declined $1.77 per barrel from the year-earlier period.

     International exploration and production operating income was $8 million in the second quarter of 1994, compared with a loss of $6 million in the second quarter of 1993. The increase was primarily due to reduced operating expenses and reduced exploration expenses, partially offset by lower liquid hydrocarbon prices, which declined $1.77 per barrel from the year-earlier period.

     Operating income from refining, marketing and transportation operations was $29 million in the second quarter of 1994, compared with $118 million in the second quarter of 1993. The significant decrease was predominantly due to lower refined product margins primarily resulting from lower selling prices.

     In the first six months of 1994, operating income was $382 million, compared to operating income of $200 million in the first six months of 1993. The first six months included a $221 million favorable noncash effect in 1994 and a $24 million unfavorable noncash effect in 1993 resulting from changes in the inventory market valuation reserve. Excluding the effects of these changes in the inventory market valuation reserve, operating income in the first six months of 1994 decreased $63 million from the first six months of 1993. The decrease was primarily due to lower worldwide liquid hydrocarbon prices and $29 million for employee reorganization charges, partially offset by reduced worldwide production operating expenses.

     Other income of $18 million was recorded in the first six months of 1994, compared with other income of $13 million in the first six months of 1993. The increase was predominantly due to the sale of certain domestic oil and gas production properties in the first quarter of 1994. This increase was partially offset by the Delhi Group's $10 million net loss applicable to the Marathon Group's approximate 33% Retained Interest. The Delhi Group reported a second quarter 1994 net loss, predominantly as the result of restructuring charges related to planned asset dispositions. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Delhi Group.

     Interest and other financial costs were $120 million in the first six months of 1994, compared with $140 million in the first six months of 1993. The decrease

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

mainly reflected a $34 million favorable effect resulting from settlement of various state tax issues in the second quarter of 1994.

Outlook
- -------
     During 1994, crude oil prices strengthened in the second quarter and continued to rise in July. The Marathon Group's posted price for West Texas Intermediate, a benchmark crude oil, averaged $18.30 per barrel in July, compared to a second quarter average of $16.38 per barrel. The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economics and political events.

     In June 1994, the Russian Government and Sakhalin Energy Investment Company Ltd., a joint venture company in which Marathon Oil Company has a 30% interest, signed a production sharing contract relating to the development of the Lunskoye gas field and the Piltun-Astokhskoye oil field offshore Sakhalin Island. Any further commitment will be conditioned upon the adoption of a set of laws, regulations and permits by the necessary Russian authorities such that the production sharing contract can be implemented.

     In June 1994, the second gas recycling compressor train began service, and commissioning has been essentially completed at the East Brae Field in the United Kingdom North Sea. Peak production of 115,000 gross barrels per day is anticipated in August, earlier than originally planned. In addition, movement of gas into the SAGE gas pipeline began in July 1994, and sales are expected to commence in October 1994 at an average gross rate of 310 million cubic feet per day. Marathon Oil Company owns a 39.1% revenue interest in the East Brae Field and an approximate 20% interest in the SAGE system.

     In August 1994, the Marathon Group signed a definitive agreement to sell the assets of Emro Propane Company to MAPCO Natural Gas Liquids (MAPCO). The transaction consists primarily of cash, and the transfer of 38 of MAPCO's gasoline outlets/convenience stores and one truck stop to the Marathon Group. Closing of the transaction is expected in the third quarter of 1994.

     In the third quarter of 1994, the Marathon Group signed two definitive agreements to purchase a total of 54 gasoline outlets/convenience stores in Tennessee and Michigan from petroleum retailers. Closing of the transactions are expected in the fourth quarter of 1994.

     The Marathon Group announced the closure of its Lubricants and Tires, Batteries and Accessories supply facility in Robinson, Illinois on or about October 31, 1994. Marathon brand and company-operated retail outlets will be supplied with lubricants by third-party vendors. The costs related to the closure are not expected to have a material effect on the Marathon Group's operating results.

Cash Flows
- ----------
     Net cash provided from operating activities was $119 million in the first six months of 1994, compared with $154 million in the first six months of 1993. The

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

first six months of 1994 included second quarter payments of $123 million related to settlement of various state tax issues. Excluding these payments, net cash flows from operating activities in the first six months of 1994 increased $88 million from the first six months of 1993.

     Proceeds from the disposal of assets were $32 million in the first six months of 1994, compared with $102 million in the first six months of 1993. The first six months of 1993 reflected the sale/leaseback of interests in two LNG tankers. In addition, amounts in both periods reflected proceeds from the sales of various domestic oil and gas production properties.

     Financial obligations increased $68 million in the first six months of 1994, reflecting net cash flows used in investing activities and dividends paid during the period, partially offset by net cash provided from operating activities and a reduction in attributed cash and cash equivalents. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a consolidated subsidiary attributed to all three groups.

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- --------------------
     Marathon Group capital expenditures for property, plant and equipment in the second quarter and first six months of 1994 were $164 million and $277 million, respectively, compared with $265 million and $431 million in the same periods in 1993. The decline in both periods was primarily due to decreased expenditures for development of the East Brae Field and SAGE system in the United Kingdom and the distillate hydrotreater complex at the Robinson, Illinois refinery.

     In addition to the capital expenditures discussed above, the Marathon Group's noncash activities in the second quarter of 1994 included the issuance of a $42 million purchase money note related to the acquisition of 36 gasoline outlets/convenience stores from a petroleum retailer.

     For the year 1994, capital expenditures are expected to decrease from $910 million in 1993 by approximately $100 million mainly reflecting decreased expenditures for development of the East Brae Field and SAGE system in the United Kingdom.

     Contract commitments for capital expenditures at June 30, 1994 were $314 million, compared with $284 million at year-end 1993.

Environmental Matters, Contingencies and Commitments
- ----------------------------------------------------
     The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required product reformulation and process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities, their production processes and whether or not they are engaged in the petrochemical business or the marine transportation of crude oil.

     USX has been notified that it is a potentially responsible party ("PRP") at 9 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1994. In addition, there are 26 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 65 additional sites, excluding retail gasoline stations, related to the Marathon Group where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation.
At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The number of waste sites in and of itself does not necessarily represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site, and USX's share of responsibility varies significantly.

     The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment (see Note 10 to the Marathon Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                        ---------------------------------
                                ($'s in Millions)

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
                                                -------------   -------------
                                                 1994    1993    1994     1993
                                                 ----    ----    ----     ----
SALES                                           $3,163  $3,103  $5,910   $6,057

OPERATING INCOME (LOSS)
 Exploration & Production
   Domestic                                        $51     $43     $66     $104
   International                                     8      (6)     10        4
 Refining, Marketing & Transportation.              29     118     126      150
 Gas Gathering & Processing                         (1)      -       -        1
 Administrative                                    (24)    (14)    (41)     (35)
 Inventory Market Val. Res. Adjustment              93     (47)    221      (24)
                                                ------  ------  ------   ------
Total Marathon Group                              $156     $94    $382     $200

CAPITAL EXPENDITURES                              $164    $265    $277     $431

EXPLORATION EXPENSES                               $35     $37     $68      $65

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (a):
 Domestic                                        109.1   111.5   109.8    112.2
 International                                    53.0    45.7    50.9     44.7
                                                ------  ------  ------   ------
   Worldwide                                     162.1   157.2   160.7    156.9

Net Natural Gas Production (b):
 Domestic                                        570.8   519.4   571.6    543.8
 International                                   364.6   368.6   389.0    381.0
                                                ------  ------  ------   ------
   Worldwide                                     935.4   888.0   960.6    924.8

Average Sales Prices:
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $14.21  $15.98  $12.70   $15.92
   International                                 15.60   17.37   14.80    17.42
 Natural Gas (per Mcf)
   Domestic                                      $2.06   $1.97   $2.07    $1.92
   International                                  1.45    1.59    1.45     1.57

Crude Oil Refined (a)                            531.5   566.5   486.4    554.0
Refined Products Sold (a)                        759.2   717.5   722.8    712.0

- ---------------

  (a) Thousands of barrels per day
  (b) Millions of cubic feet per day

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1994   1993*    1994    1993*
- --------------------------------------------------------------------------------
- ---
SALES                                           $1,534  $1,427  $2,918   $2,635

OPERATING COSTS:
 Cost of sales (excludes items shown below)      1,343   1,712   2,646    2,791
 Selling, general and administrative
  expenses (credits)                               (31)    (30)    (61)     (63)
 Depreciation, depletion and amortization           80      80     158      156
 Taxes other than income taxes                      54      52     111      103
                                                ------- ------- -------  -------
   Total operating costs                         1,446   1,814   2,854    2,987
                                                ------- ------- -------  -------
OPERATING INCOME (LOSS)                             88    (387)     64     (352)
Other income                                        27     100      32      127
Interest and other financial income                  3       6       6       11
Interest and other financial costs                 (37)   (223)    (75)    (271)
                                                ------- ------- -------  -------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLE                               81    (504)     27     (485)

Less provision (credit) for estimated
 income taxes                                       25    (168)      6     (159)
                                                ------- ------- -------  -------
TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGES IN ACCOUNTING PRINCIPLE                 56    (336)     21     (326)

Cumulative effect of change in
 accounting principle                                -       -       -      (69)
                                                ------- ------- -------  -------
NET INCOME (LOSS)                                   56    (336)     21     (395)

Dividends on preferred stock                        (7)     (7)    (13)      (9)
                                                ------- ------- -------  -------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK        $49   $(343)     $8    $(404)
                                                ======= ======= =======  =======





*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on page 40-44.

                      U. S. STEEL GROUP OF USX CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
                 -----------------------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1994   1993*    1994    1993*
- --------------------------------------------------------------------------------
- ---

PER COMMON SHARE DATA:

Weighted average shares, in thousands:
 - Primary                                      75,490  60,053  74,579   59,973
 - Fully diluted                                78,929  60,053  74,579   59,973

Primary:
 Total income (loss) before cumulative effect of
  change in accounting principle applicable
  to Steel Stock                                  $.65  $(5.71)   $.11   $(5.60)
 Cumulative effect of change in accounting
  principle                                          -       -       -    (1.15)
 Net income (loss) applicable to Steel Stock       .65   (5.71)    .11    (6.75)

Fully diluted:
 Total income (loss) before cumulative effect of
  change in accounting principle applicable
  to Steel Stock                                  $.64  $(5.71)   $.11   $(5.60)
 Cumulative effect of change in accounting
  principle                                          -       -       -    (1.15)
Net income (loss) applicable to Steel Stock        .64   (5.71)    .11    (6.75)




*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on pages 40-44.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------
                                                     June 30    December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                              $38           $79
  Receivables, less allowance for doubtful
   accounts of $5 and $5                                 512           583
  Receivable from other groups                            21            13
  Inventories                                            645           629
  Deferred income tax benefits                           304           269
  Other current assets                                     2             2
                                                      ------        ------
     Total current assets                              1,522         1,575
Long-term receivables and other investments,
 less reserves of $22 and $22                            657           685
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,092 and $5,984                                     2,606         2,653
Long-term deferred income tax benefits                   471           538
Prepaid pensions                                       1,153         1,084
Other noncurrent assets                                   87            81
                                                      ------        ------
     Total assets                                     $6,496        $6,616
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $25            $-
  Accounts payable                                       653         1,048
  Payroll and benefits payable                           341           349
  Accrued taxes                                          193           180
  Accrued interest                                        32            33
  Long-term debt due within one year                      12            11
                                                      ------        ------
     Total current liabilities                         1,256         1,621
Long-term debt, less unamortized discount              1,524         1,540
Employee benefits                                      2,533         2,491
Deferred credits and other liabilities                   323           347
Preferred stock of consolidated subsidiary                64             -
                                                      ------        ------
     Total liabilities                                 5,700         5,999

STOCKHOLDERS' EQUITY
Preferred stock                                           32            32
Common stockholders' equity                              764           585
                                                      ------        ------
     Total stockholders' equity                          796           617
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,496        $6,616
                                                      ======        ======

Selected notes to financial statements appear on pages 40-44.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------


                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1994        1993*
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                        $21         $(395)
Adjustments to reconcile to net cash provided from
                    (used in) operating activities:
  Accounting principle change                              -            69
  Depreciation, depletion and amortization               158           156
  Pensions                                               (74)         (115)
  Postretirement benefits other than pensions             37            74
  Deferred income taxes                                   29          (221)
  Gain on disposal of assets                              (7)         (136)
  Changes in:
     Current receivables - sold                            -            60
                         - operating turnover             64          (113)
     Inventories                                         (15)          (31)
     Current accounts payable and accrued expenses      (387)          800
  All other items - net                                   (8)          (31)
                                                      ------        ------
     Net cash provided from (used in)
      operating activities                              (182)          117
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (108)          (82)
Disposal of assets                                        13           150
All other items - net                                      8           (14)
                                                      ------        ------
     Net cash provided from (used in)
      investing activities                               (87)           54
                                                      ------        ------
FINANCING ACTIVITIES:
U. S. Steel Group activity - debt attributed to all
 groups - net                                              7          (468)
Specifically attributed debt:
 Borrowings                                                4             5
 Repayments                                               (5)          (13)
Attributed preferred stock of consolidated subsidiary     62             -
Preferred stock issued                                     -           336
Steel Stock issued                                       209             9
Dividends paid                                           (49)          (38)
                                                      ------        ------
     Net cash provided from (used in)
      financing activities                               228          (169)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (41)            2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            79            22
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $38           $24
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net
 of amount capitalized)                                $(124)         $(84)
  Income taxes refunded including settlements
   with other groups                                      37            21

*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on pages 40-44.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first six months of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112) (see Note 8).

     The financial statements of the U. S. Steel Group include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group or the Delhi Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the U.S. Steel Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

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

     Fully diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options and surrender of stock appreciation rights provided, in each case, the effect is not antidilutive.

 3. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1994         1993
                                                     --------   -----------
    Raw materials                                       $101         $108
    Semi-finished products                               331          329
    Finished products                                    134          125
    Supplies and sundry items                             79           67
                                                        ----         ----
      Total                                             $645         $629
                                                        ====         ====

     Cost of sales was reduced by $10 million in the first six months of 1993 ($4 million increase in the second quarter of 1993) as a result of liquidations of LIFO inventories (immaterial in the 1994 periods).

 4. Pretax income (loss) in the second quarter and first six months of 1993 included a $619 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad (B&LE). Charges of $438 million were included in operating costs and $181 million included in interest and other financial costs. The effect on net income (loss) was $403 million unfavorable ($6.71 per share).

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 5. Operating income (loss) included net periodic pension credits of $61 million and $103 million in the first six months of 1994 and 1993, respectively, ($31 million and $52 million in the second quarter of 1994 and 1993, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was reduced to 9% in 1994 from 10% in 1993.

 6. Other income in the first six months of 1993 included a pretax gain of $136 million from disposal of assets ($98 million in the second quarter, including the sale of the Cumberland coal mine).

 7. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the U. S. Steel Group, the Marathon Group and the Delhi Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the U. S. Steel Group, the Marathon Group and the Delhi Group for group financial statement purposes, based principally upon the financial income, taxable amount, credits, preferences and other amounts directly related to the respective groups.

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

 8. In 1993, USX adopted SFAS No. 112. The cumulative effect of this change in accounting principle decreased first quarter 1993 net income of the U. S. Steel Group by $69 million, net of $40 million income tax effect.

 9. In the first quarter of 1994, USX sold 5,000,000 shares of USX-U. S. Steel Group Common Stock to the public for net proceeds of $201 million, which have been reflected in their entirety in the financial statements of the U.
     S. Steel Group.

     In the first quarter of 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares
     (MIPS). In accordance with the USX policy of managing most financial activities on a centralized, consolidated basis, the proceeds from issuance of the MIPS and the related financial costs (which are included in interest and other financial costs) were attributed to all three groups in proportion to their respective participation in USX centrally managed financing activities.

10. The U. S. Steel Group has entered into an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At June 30, 1994, the balance of sold accounts receivable that had not been collected was $340 million. Buyers have

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $70 million.
    In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At June 30, 1994, the balance of sold loans receivable subject to recourse was $176 million. As of June 30, 1994, USX Credit had outstanding loan commitments of $31 million. USX Credit is not actively making new loan commitments. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     In the first half of 1994, USX paid $367 million to settle substantially all of the remaining judgments against the B&LE in the Lower Lake Erie Iron Ore Antitrust Litigation. Two remaining plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     11.(Continued)

     USX believes actual damages will be substantially less than plaintiffs' estimates. In the first quarter of 1994, USX entered into settlement agreements with 208 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX. An order dismissing these plaintiffs from the case with prejudice was entered on May 31, 1994.

     The U. S. Steel Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. The U. S. Steel Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincide with completion of a feasibility study or the commitment to a formal plan of action. At June 30, 1994, accrued liabilities for remediation and mine reclamation totaled $157 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $195 million at June 30, 1994. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of June 30, 1994, the largest guarantee for a single affiliate was $96 million.

     At June 30, 1994, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $119 million compared with $105 million at December 31, 1993.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of a wide range of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, leasing and financing activities and a majority interest in a titanium metal products company. The following discussion should be read in conjunction with the second quarter 1994 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes.

Results of Operations
- ---------------------
     The U. S. Steel Group reported net income of $56 million, or $.65 per share, in the second quarter of 1994, compared with a restated net loss of $336 million, or $5.71 per share, in the same quarter of 1993. The U. S. Steel Group had net income of $21 million, or $.11 per share, in the first six months of 1994. The net loss in the first six months of 1993 was $395 million, or $6.75 per share, as restated to reflect the unfavorable $69 million ($1.15 per share) cumulative effect of a change in accounting principle.

     Second quarter 1994 sales totaled $1.5 billion, compared with $1.4 billion in the same quarter last year. The $107 million increase mainly reflected higher steel shipment volumes and prices and increased project revenues from engineering and consulting services. Sales in the first six months of 1994 totaled $2.9 billion, compared with $2.6 billion in the first six months of 1993. The $283 million improvement mainly resulted from higher steel shipment volumes and prices, increased project revenues from engineering and consulting services and higher commercial shipments of coke. These were partially offset by lower commercial shipments of coal due primarily to the sale of the Cumberland Mine in June 1993.

     The U. S. Steel Group reported operating income of $88 million in the second quarter of 1994, compared with a restated operating loss of $387 million in the same quarter of 1993. The operating loss in the second quarter of 1993 included a $438 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad (B&LE), a former USX subsidiary. Excluding the effect of this charge, second quarter 1994 operating income improved by $37 million from the second quarter of 1993 primarily due to improved results from Steel & Related Businesses. The following discussion of second quarter results excludes the effect of the B&LE litigation charge.

     Steel and Related Businesses reported operating income of $64 million in the second quarter of 1994, compared with operating income of $23 million in the same quarter last year. Second quarter results in 1993 benefited from an $11 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits. Excluding this favorable effect, second quarter 1994 operating income for Steel and Related Businesses increased $52 million from the second quarter of 1993. The improvement was predominantly due to higher average prices for steel products, as well as improved results from raw materials operations, decreased maintenance expense and higher steel shipment volumes. These favorable items were partially offset by higher pension and labor costs and unfavorable effects resulting from a planned pickle line

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

outage at Gary (IN) Works. The increase in pension costs was primarily due to a lower assumed long-term rate of return on plan assets and enhanced pension benefits under the new labor agreement with the United Steelworkers of America.

     Other Businesses had an operating loss of $3 million in the second quarter of 1994, unchanged from the second quarter of 1993.

     Operating income from Administrative, which includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group, as well as the portion of USX corporate general and administrative costs allocated to the U. S. Steel Group, totaled $27 million in the second quarter of 1994, compared with $31 million in the second quarter of 1993.

     The U. S. Steel Group reported operating income of $64 million in the first six months of 1994, compared with a restated operating loss of $352 million in the same period of 1993. The operating loss in the first six months of 1993 included a $438 million charge for the B&LE litigation and benefited from a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits. Excluding these items, operating income in the first six months of 1994 increased $17 million from the first six months of 1993. The increase primarily reflected higher steel shipment volumes and prices, partially offset by higher pension, labor and scrap metal costs and the adverse effects of outages at Mon Valley (PA) Works and Gary Works.

     Other income in the first six months of 1993 included a pretax gain of $136 million from the disposal of assets ($98 million in the second quarter), including the sales of the Cumberland coal mine and an investment in an insurance company. Excluding gains from asset sales, the increases in other income from 1993 to 1994 for the second quarter and first six months resulted mainly from improved earnings from equity affiliates.

     Net interest and other financial costs in the second quarter and first half of 1993 included $181 million of interest expense related to the B&LE litigation.

     Second quarter 1994 steel shipments of 2.6 million tons and raw steel production of 2.9 million tons both increased 3% from the same quarter of 1993. First half 1994 steel shipments of 5.1 million tons and raw steel production of
5.7 million tons increased 6% and 2%, respectively, from the first six months of 1993. Raw steel capability utilization in the second quarter of 1994 improved to an average 97.6% of capability versus 95.6% in the second quarter of 1993. Raw steel capability utilization in the first six months of 1994 averaged 95.2% of capability versus 94.9% in the same period in 1993.

     Favorable steel market conditions are presently expected to continue throughout the remainder of 1994. U. S. Steel's order book remains healthy and further steel price improvement is anticipated as a result of the base price increases on most products which took effect in July 1994. Third quarter operations are expected to be adversely affected by a planned outage at Gary Works for a blast furnace maintenance and modernization project which is expected to be completed by mid-August.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The domestic steel industry has been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 19%, 17% and 18% of the domestic steel market in 1993, 1992 and 1991, respectively. Following the decision by the International Trade Commission ("ITC") in July 1993, levels of imported steel increased with imports accounting for an estimated 22% of the domestic steel market in the fourth quarter of 1993 and 24% in the first five months of 1994. However, market prices for steel products have generally remained firm because of strong demand, and USX has successfully obtained some price increases. While USX is unable to predict the effect the ITC decision may have on the business or results of operations of the U. S. Steel Group, the higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with the U.S. Department of Commerce and the ITC asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of oil country tubular goods. USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

Cash Flows
- ----------
     Net cash used in operating activities was $182 million in the first six months of 1994, compared with net cash provided from operating activities of $117 million in the same period of 1993. The decrease primarily reflected payments of $367 million in the first six months of 1994 to settle substantially all of the remaining judgments from the B&LE litigation. In addition, net cash provided from operating activities in the first six months of 1993 benefited from a $103 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits. Excluding the 1994 payments and the 1993 favorable effect, net cash flows from operating activities in the first six months of 1994 improved $171 million from the same period in 1993.

     Cash from the disposal of assets totaled $13 million in the first six months of 1994, compared with $150 million in the first six months of 1993. The 1993 proceeds mainly reflected the sales of the Cumberland coal mine and investments in an insurance company and a foreign manganese mining affiliate.

     Financial obligations increased by $68 million in the first six months of 1994, primarily reflecting the U. S. Steel Group's net cash flows from operating and investing activities, partially offset by proceeds from the issuance of Steel Stock. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a consolidated subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Capital Expenditures
- --------------------
     U. S. Steel Group capital expenditures for property, plant and equipment in the second quarter and first six months of 1994 were $64 million and $108 million, respectively, compared with $46 million and $82 million, respectively, in the same periods in 1993.

     For the year 1994, capital expenditures are expected to total approximately $250 million compared with $198 million in 1993. Capital expenditures in the second half of 1994 will include spending related to environmental projects, hot-strip mill improvements and a partial blast furnace reline at Gary Works and a blast furnace reline project and hot-strip mill improvements at Mon Valley Works.

     Contract commitments for capital expenditures at June 30, 1994, were $119 million compared with $105 million at year-end 1993.

Environmental Matters, Contingencies and Commitments
- ----------------------------------------------------
     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production methods.

     USX has been notified that it is a potentially responsible party ("PRP") at 45 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1994. In addition, there are 29 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 16 additional sites related to the U. S. Steel Group where state governmental agencies or private parties are seeking remediation under state environmental laws through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The number of waste sites in and of itself does not necessarily represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site, and USX's share of responsibility varies significantly.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment (see Note 11 to the U. S. Steel Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------
                                ($'s in Millions)
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
                                                 1994    1993    1994     1993
- ----                                             ----    ----    ----
SALES

 Steel and Related Businesses (a)               $1,482  $1,381  $2,816   $2,547
 Other Businesses (b)                               52      46     102       88
                                                ------  ------  ------   ------
Total U. S. Steel Group                         $1,534  $1,427  $2,918   $2,635


OPERATING INCOME (LOSS)

 Steel and Related Businesses (a)                  $64     $23     $28      $30
 Other Businesses (b)                               (3)     (3)    (10)     (10)
 Administrative (c)                                 27    (407)     46     (372)
                                                ------  ------  ------  ------
Total U. S. Steel Group                            $88   $(387)    $64    $(352)


CAPITAL EXPENDITURES                               $64     $46    $108      $82


OPERATING STATISTICS

 Public & Affiliated Shipments (d)               2,636   2,554   5,097    4,806
 Raw Steel-Production (d)                        2,918   2,826   5,661    5,577
 Raw Steel-Capability Utilization                97.6%   95.6%   95.2%    94.9%


  (a) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; and engineering and consulting services and technology licensing.

  (b) Includes real estate; fencing products; leasing and financing activities; and titanium metal products.

  (c) Includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group, as well as the portion of USX corporate general and administrative costs allocated to the U. S. Steel Group. Administrative in the second quarter and first six months of 1993 included charges of $438 million related to the B&LE litigation.

  (d) Thousands of net tons.

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1994    1993    1994     1993
- --------------------------------------------------------------------------------
- ---
SALES                                           $136.2  $129.0  $290.6   $260.0

OPERATING COSTS:
 Cost of sales (excludes items shown below)      124.0   105.2   257.4    200.4
 Selling, general and administrative expenses      9.3     7.3    16.4     14.3
 Depreciation, depletion and amortization          9.3     9.5    18.6     18.9
 Taxes other than income taxes                     2.2     2.2     4.3      4.5
 Restructuring charges                            37.4       -    37.4        -
                                                ------- ------- -------  -------
   Total operating costs                         182.2   124.2   334.1    238.1
                                                ------- ------- -------  -------
OPERATING INCOME (LOSS)                          (46.0)    4.8   (43.5)    21.9
Other income (loss)                               (2.2)    1.1    (1.3)     3.9
Interest and other financial costs                (2.9)   (2.4)   (5.6)    (4.9)
                                                ------- ------- -------  -------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES          (51.1)    3.5   (50.4)    20.9

Less provision (credit) for estimated
 income taxes                                    (19.5)    1.4   (19.2)    10.1
                                                ------- ------- -------  -------
NET INCOME (LOSS)                                (31.6)    2.1   (31.2)    10.8

Dividends on preferred stock                       (.1)    (.1)    (.1)     (.1)
Net loss (income) applicable to Retained
 Interest                                         10.3     (.7)   10.2     (3.8)
                                                ------- ------- -------  -------
NET INCOME (LOSS) APPLICABLE TO OUTSTANDING
 DELHI STOCK                                    $(21.4)   $1.3  $(21.1)    $6.9
                                                ======= ======= =======  =======
PER COMMON SHARE DATA:
 Weighted average shares, in thousands:
   - Primary and fully diluted                   9,418   9,027   9,375    9,017

 Primary and fully diluted:
   - Net income (loss) applicable to outstanding
      Delhi Stock                               $(2.27)   $.15  $(2.25)    $.77





Selected notes to financial statements appear on pages 54-56.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                               $-          $3.8
  Receivables, less allowance for doubtful
   accounts of $.7 and $.5                               8.1          24.2
  Inventories                                            8.8           9.6
  Receivable from Marathon Group                          .2             -
  Other current assets                                   4.7           4.6
                                                      ------        ------
     Total current assets                               21.8          42.2
Long-term receivables and other investments             12.6          14.7
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $538.0 and $491.5                                     480.3         521.8
Other noncurrent assets                                  2.1           1.7
                                                      ------        ------
     Total assets                                     $516.8        $580.4
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $1.8            $-
  Accounts payable                                      81.8          88.9
  Payable to the U. S. Steel Group                         -            .3
  Payroll and benefits payable                           4.4           1.8
  Accrued taxes                                          9.6           8.1
  Accrued interest                                       2.2           2.7
  Long-term debt due within one year                      .6            .6
                                                      ------        ------
     Total current liabilities                         100.4         102.4
Long-term debt, less unamortized discount               96.2         109.0
Long-term deferred income taxes                        132.5         154.0
Deferred credits and other liabilities                  11.1           9.5
Preferred stock of consolidated subsidiary               3.8             -
                                                      ------        ------
     Total liabilities                                 344.0         374.9

STOCKHOLDERS' EQUITY
Preferred stock                                          2.5           2.5
Common stockholders' equity                            170.3         203.0
                                                      ------        ------
     Total stockholders' equity                        172.8         205.5
                                                      ------        ------
     Total liabilities and stockholders' equity       $516.8        $580.4
                                                      ======        ======



Selected notes to financial statements appear on pages 54-56.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                     $(31.2)        $10.8
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization              18.6          18.9
  Pensions                                               1.2            .7
  Deferred income taxes                                (21.5)         (1.4)
  Gain on disposal of assets                             (.6)         (2.1)
  Restructuring charges                                 37.4             -
  Changes in:
     Current receivables - sold                         (3.2)         (3.3)
                         - operating turnover           19.1           2.1
     Inventories                                          .8           (.7)
     Current accounts payable and accrued expenses      (3.9)         (1.7)
  All other items - net                                  1.7          (4.5)
                                                      ------         -----
     Net cash provided from operating activities        18.4          18.8
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (13.9)        (11.3)
Disposal of assets                                        .8           3.3
                                                      ------        ------
     Net cash used in investing activities             (13.1)         (8.0)
                                                      ------        ------
FINANCING ACTIVITIES:
Delhi Group activity - USX debt attributed to all
 groups - net                                          (11.3)         (9.4)
Attributed preferred stock of consolidated subsidiary    3.7             -
Dividends paid                                          (1.0)         (1.0)
Payment attributed to Retained Interest                  (.5)          (.5)
                                                      ------        ------
     Net cash used in financing activities              (9.1)        (10.9)
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (3.8)          (.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           3.8            .1
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $-            $-
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid              $(5.6)        $(4.6)
  Income taxes paid including settlements
   with other groups                                    (1.0)        (14.4)



Selected notes to financial statements appear on pages 54-56.

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

 2. The financial statements of the Delhi Group include the financial position, results of operations and cash flows for the business of Delhi Gas Pipeline Corporation (DGP) and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Delhi Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

     The Board has designated 14,003,205 shares of USX-Delhi Group Common Stock (Delhi Stock) to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group as of June 30, 1994. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,436,891 outstanding shares at June 30, 1994, is approximately 67%. The Marathon Group financial statements reflect a Retained
     Interest in the Delhi Group of approximately 33%.

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

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 3. The method of calculating net income (loss) per share for the Delhi Stock, Marathon Stock, and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Delhi Group, the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

     Net income (loss) per share is calculated by adjusting net income (loss) for dividend requirements of preferred stock and income applicable to the Retained Interest and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.

     Fully diluted net income (loss) per share assumes exercise of stock options and surrender of stock appreciation rights, provided, in each case, the effect is not antidilutive.

 4.  Inventories are carried at lower of average cost or market.

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1994         1993
                                                     -------    -----------
    Natural gas in storage                              $7.1         $6.8
    NGLs in storage                                       .1           .4
    Materials and sundry items                           1.6          2.4
                                                        ----          ----
      Total                                             $8.8         $9.6
                                                        ====          ====

 5. In the second quarter of 1994, restructuring charges totaling $39.9 million were recorded for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. Charges of $37.4 million were included in operating costs and $2.5 million included in other income.

 6. Other income in the first six months of 1993 included a gain of $1.6 million from the sale of a 25% interest in a natural gas transmission partnership in the first quarter. The tax provision for estimated U.S. income taxes in the first six months of 1993 included an unfavorable tax effect associated with the sale of the partnership interest, which resulted in a $1.2 million net loss on the transaction.

 7. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the Delhi Group, the Marathon Group and the U. S. Steel Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Delhi Group, the Marathon Group and the U.
     S. Steel Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 7.  (Continued)

     The provision (credit) for estimated income taxes for the Delhi Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the Delhi, the Marathon and the U.
     S. Steel Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

 8. In the first quarter of 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares
     (MIPS). In accordance with the USX policy of managing most financial activities on a centralized, consolidated basis, the proceeds from issuance of the MIPS and the related financial costs (which are included in interest and other financial costs) were attributed to all three groups in proportion to their respective participation in USX centrally managed financing activities.

 9. Certain of the Delhi Group accounts receivable are sold in combination with the Marathon Group accounts receivable under a limited recourse agreement. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. At June 30, 1994, the balance of the Delhi Group's sold accounts receivable that had not been collected was $70.5 million. In the event of a change in control of USX, as defined in the agreement, the Delhi Group may be required to forward payments collected on sold Delhi Group accounts receivable to the buyers.

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

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the second quarter 1994 USX consolidated financial information and the Delhi Group financial statements and selected notes.

Results of Operations
- ---------------------
     The Delhi Group had a net loss of $31.6 million, or $2.27 per share, in the second quarter of 1994, compared with net income of $2.1 million, or $.15 per share, in the second quarter of 1993. The Delhi Group had a net loss of $31.2 million, or $2.25 per share, in the first six months of 1994, compared with net
income of   $10.8 million, or $.77 per share, in the first six months of 1993.

     Sales totaled $136.2 million in the second quarter of 1994, compared with $129.0 million in the second quarter of 1993. Sales totaled $290.6 million in the first six months of 1994, compared with $260.0 million in the first six months of 1993. The improvements in the second quarter and first six months primarily reflected increased volumes from the Delhi Group's trading business and from spot market sales, partially offset by a decline in natural gas liquids ("NGLs") prices.

     Recent downturns in the Delhi Group's gas processing and gas sales businesses prompted increased effort to reduce costs and increase asset productivity. In June, following a management review of the group's overall cost structure and asset base, the USX Board of Directors authorized a plan for the disposition of certain non-strategic assets in Arkansas, Kansas, Louisiana, Oklahoma and Texas, including pipeline systems comprised of approximately 1,500 miles of gas pipeline and four gas processing plants. The Delhi Group recorded noncash pretax restructuring charges totaling $39.9 million in the second quarter of 1994 for the write-down of these assets to estimated net realizable value. Charges of $37.4 million were included in operating costs and a charge of $2.5 million was included in other income (loss). During the first six months of 1994, the gas pipeline systems included in the plan of disposition had total natural gas throughput of 73.9 million cubic feet per day ("mmcfpd") and the four gas processing plants contributed natural gas liquids sales of 2.9 thousand gallons per day. Reduced depreciation expense related to the restructuring is estimated at $6.2 million for the last six months of 1994 and $7.4 million for the year 1995.

     The Delhi Group also recorded pretax employee reorganization expenses of $1.7 million in the second quarter of 1994, primarily reflecting employee severance and relocation costs associated with a work force reduction program designed to realign the organization with current business conditions. The program affected regional and headquarters employees in various job functions, and is expected to result in an annual reduction in employment costs of approximately $5 million, following full implementation.

     The Delhi Group had an operating loss of $46.0 million in the second quarter of 1994, compared with operating income of $4.8 million in the second quarter of 1993. The second quarter 1994 operating loss included restructuring charges of $37.4 million, expenses of $1.7 million related to the work force reduction program, other employment-related costs of $2.0 million and charges related to certain contractual matters of $1.1 million. Operating income in the second quarter of 1993

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

included favorable effects of $0.8 million related to gas imbalance settlements. Excluding the effects of these items, the second quarter 1994 operating loss was $3.8 million, down $7.8 million from second quarter 1993 operating income of $4.0 million. This decrease was due primarily to a decline in premiums from natural gas sales and lower average NGLs sales prices, partially offset by higher natural gas throughput volumes and lower average plant feedstock (natural gas) costs.

     The Delhi Group had an operating loss of $43.5 million in the first six months of 1994, compared with operating income of $21.9 million in the first six months of
1993. The operating loss in the first six months of 1994 included a $1.6 million favorable pretax effect of the settlement of litigation related to a prior-year take-or-pay claim and unfavorable effects totaling $42.2 million relating to the second quarter, as described in the preceding paragraph. Operating income in the first six months of 1993 included favorable effects of $1.8 million for the reversal of a prior-period accrual related to a natural gas contract settlement and the previously mentioned $0.8 million related to gas imbalance settlements. Excluding the effects of these items, the operating loss in the first six months of 1994 was $2.9 million, a decline of $22.2 million from operating income of $19.3 million in the first six months of 1993. This decrease was due primarily to a decline in premiums from natural gas sales and lower average NGLs prices, partially offset by higher natural gas throughput volumes.

     The Delhi Group attempts to sell all of the natural gas available on its systems each month. Natural gas volumes not sold in its premium market are typically sold in the spot market, generally at lower average unit margins than those realized from premium sales. Gas sales margin in the first six months of 1994 declined from the first six months of 1993 due primarily to lower premiums from Southwestern Electric Power Company ("SWEPCO") and other customers. Gas sales margins from SWEPCO declined by $7.1 million from the first six months of 1993 (of which $4.2 million occurred in the second quarter), reflecting the terms of a new natural gas purchase agreement providing for market sensitive prices beginning in February 1994. Warmer weather in the Delhi Group's primary marketing areas of Texas and Oklahoma during the first quarter of 1994 reduced demand for premium services as compared with the first quarter of 1993 and led to increased spot market sales.

     Transportation throughput in the second quarter and first six months of 1994 declined by 17% and 18%, respectively, from the comparable 1993 periods, primarily due to increased competition and natural production declines on third-party wells.

     Natural gas volumes from trading sales totaled 82.4 mmcfpd in the second quarter of 1994. The Delhi Group anticipates continued expansion of its trading business in the future. The trading business involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems, and the subsequent sale of like volumes. The margins earned in the trading business are usually significantly less than those earned on system sales.

     The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. Due to unfavorable economics in late 1993 and early 1994, the Delhi Group chose not to fully process some gas. As a result, NGLs sales volumes for the first six months of 1994 declined by 11% from the first six months of 1993.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

However, second quarter 1994 NGLs sales volumes and margin improved significantly from first quarter 1994 levels.

     Other loss of $2.2 million in the second quarter of 1994 included a $2.5 million restructuring charge. Other income of $1.1 million in the second quarter of 1993 included a $0.9 million favorable effect of a prior asset acquisition. Other loss of $1.3 million in the first six months of 1994 included the previously mentioned $2.5 million restructuring charge. Other income of $3.9 million in the first six months of 1993 included a $1.6 million pretax gain on the sale of the Delhi Group's 25% interest in a natural gas transmission partnership and the previously mentioned $0.9 million favorable effect of a prior asset acquisition.

     The provision for estimated U.S. income taxes is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The income tax provision for the first six months of 1993 included a $2.8 million unfavorable effect associated with the previously mentioned sale of the Delhi Group's interest in a natural gas transmission partnership.

     The Delhi Group's operating results are affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The level of gas sales margins is primarily a function of the demand for premium services and the volatility of natural gas prices in the spot market, and is difficult to accurately project. However, third quarter 1994 gas sales margins from one customer, SWEPCO, will be approximately $4.9 million lower than the prior-year third quarter as a result of the terms of the new natural gas purchase agreement. Although gas processing margins have rebounded from the depressed levels experienced in the first quarter of 1994, NGLs prices and gas processing margins in the third quarter of 1994 are expected to be lower than in the prior-year third quarter.

Cash Flows
- ----------
     Net cash provided from operating activities was $18.4 million in the first six months of 1994, down $0.4 million, or 2%, from the first six months of 1993. The effect of lower operating income was partially offset by a decline in income tax payments (including settlements with other groups) and favorable working capital changes including the collection of receivables in the first quarter relating to a natural gas contract dispute with SWEPCO which was settled in 1994.

     Cash provided from the disposal of assets was $0.8 million in the first six months of 1994, compared with $3.3 million in the first six months of 1993. The decline primarily reflected proceeds of $1.9 million from the sale of the Delhi Group's interest in a natural gas transmission partnership in the first quarter of 1993.

     Financial obligations decreased by $7.6 million in the first six months of 1994, primarily reflecting the Delhi Group's net cash provided from operating activities, partially offset by net cash used in investing activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a consolidated subsidiary attributed to all three groups.

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

Capital Expenditures
- --------------------
     Delhi Group capital expenditures for property, plant and equipment in the second quarter and first six months of 1994 were $9.0 million and $13.9 million, respectively, reflecting increases of $2.2 million and $2.6 million, respectively, from the comparable periods in 1993.

     In June, the USX Board of Directors increased the Delhi Group's 1994 capital spending budget by 20% to a total of $60 million. This compares with total 1993 capital expenditures of $42.6 million. Amounts in 1994 will reflect continued expenditures to connect dedicated gas reserves by the expansion or acquisition of gas gathering, processing and transmission assets, including those made available as a result of current industry conditions and regulatory initiatives. In August, the Delhi Group agreed in principle to purchase the west Texas gathering and treating facilities of a Texas intrastate pipeline company, subject to execution of a definitive purchase agreement and receipt of necessary regulatory approvals. These assets consist of approximately 600 miles of pipeline, 24,000 horsepower of compression, two amine treating plants and an idle processing plant. In conjunction with this acquisition, the Delhi Group will enter into a long-term lease for up to 100 mmcfpd of capacity in the intrastate pipeline company's 36-inch natural gas mainline from the Waha gas marketing hub in west Texas to various Gulf Coast markets.

Environmental Matters, Contingencies and Commitments
- ----------------------------------------------------
     The Delhi Group has incurred and will continue to incur capital and operating and maintenance expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Delhi Group's products and services, operating results will be adversely affected. The Delhi Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production processes.

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

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------
                                ($'s in Millions)

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  -------------
                                                 1994    1993    1994     1993
                                                 ----    ----    ----     ----

SALES                                           $136.2  $129.0  $290.6   $260.0

GROSS MARGIN

 Gas Sales Margin                                $13.9   $21.1   $38.7    $52.5
 Transportation Margin                             3.1     3.8     5.7      7.6
                                                ------  ------  ------   ------
Systems Margin                                    17.0    24.9    44.4     60.1
 Gas Processing Margin                             3.3     5.0     3.3     12.4
 Trading Margin                                     .3       -      .3        -
                                                ------  ------  ------   ------
Total Gross Margin                               $20.6   $29.9   $48.0    $72.5

OPERATING INCOME (LOSS)                         $(46.0)   $4.8  $(43.5)   $21.9
 Restructuring Charges Included
   in Operating Loss                              37.4       -    37.4        -

CAPITAL EXPENDITURES                              $9.0    $6.8   $13.9    $11.3


OPERATING STATISTICS

Natural Gas Throughput (a):
 Natural Gas Sales                               625.4   521.7   638.8    540.4
 Transportation                                  293.1   352.4   269.0    328.7
                                                ------  ------  ------   ------
 Systems Throughput                              918.5   874.1   907.8    869.1
   Trading Sales                                  82.4       -    55.9        -
   Partnerships - equity share                    23.6    18.9    21.9     19.0
                                               -------  ------  ------   ------
 Total Sales Volumes                           1,024.5   893.0   985.6    888.1

Natural Gas Liquids Sales (b)                    805.6   796.6   717.0    802.7


- ---------------

  (a) Millions of cubic feet per day
  (b) Thousands of gallons per day

Part II - Other Information:
- ----------------------------

Item 1.  LEGAL PROCEEDINGS

The following developments occurred during the three months ended June 30, 1994, with respect to certain matters discussed in USX's Form 10-K for the year ended December 31, 1993.

               U. S. Steel Group

          (a)  Bessemer and Lake Erie Litigation - Armco

               On June 30, 1994, AK Steel (previously referred to as Armco) agreed to accept $13.5 million in satisfaction of its claim. USX paid this amount on July 26, 1994 and is seeking to recover the settlement amount and costs of defense from the B&LE.

          (b)  Pickering Litigation

               In the first quarter of 1994, USX entered into settlement agreements with 208 plaintiffs providing for releases of liability against USX and the aggregate payment by USX of $1,040,000. An order dismissing these plaintiffs from the case with prejudice was entered on May 31, 1994.

          (c)  Environmental Proceedings - Tabernacle Drum Site

               On June 14, 1994, a settlement was reached requiring the codefendant waste disposal firm to pay $1.7 million to settle the EPA's cost claims and to pay USX $300,000.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held May 2, 1994. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

   1. All nominees for director listed in the proxy statement were elected.

   2. Price Waterhouse was elected as the independent accountants for 1994. (For, 354,681,123; against, 2,002,053; abstained, 1,657,935)

   3. The proposal concerning the Senior Executive Officer Annual Incentive Compensation Plan was approved.
      (For, 334,606,591; against, 20,317,561; abstained, 3,406,968)

   4. The proposal concerning the reporting of additional compensation information in future proxy statements was defeated.
      (For, 27,030,164; against, 263,201,118; abstained 4,841,662; broker nonvotes, 63,268,312)

   5. The proposal concerning the CERES Principles was defeated.
      (For, 26,501,163; against 242,902,706; abstained, 25,394,218; broker nonvotes, 63,543,169)

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

                                                  (In millions)
                                         -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1994    1993    1994    1993*
                                                 ----    ----    ----     ----
Income Data:
Net sales                                       $3,146  $3,076  $5,876   $6,002
Operating income                                   164     101     396      208
Total income (loss) before cumulative effect of
  changes in accounting principles                  75       5     180       (2)
Net income (loss)                                   75       5     180      (25)

*Restated as a result of the adoption of two new accounting standards.

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1994         1993
                                                     --------   -----------
Balance Sheet Data:
Assets:
Current assets                                        $2,232        $1,985
Noncurrent assets                                      8,952         9,015
                                                     -------       -------
Total assets                                         $11,184       $11,000
                                                     =======       =======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,458        $1,580
Noncurrent liabilities                                 8,438         8,312
Stockholder's equity                                   1,288         1,108
                                                     -------       -------

Total liabilities and stockholder's equity           $11,184       $11,000
                                                     =======       =======

- ----------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

               12.2 Computation of Ratio of Earnings to Fixed Charges.

          (b)  REPORTS ON FORM 8-K

               Form 8-K dated April 26, 1994, reporting under Item 5, Other Events, the execution of a distribution agreement relating to the Medium Term Notes (Series C) and unaudited financial results for the first quarter of 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.


      USX CORPORATION



By /s/ Lewis B. Jones
   ------------------
        Lewis B. Jones
       Vice President &
         Comptroller













August 11, 1994