Form 10-Q
period 1994-09-30
USX CORP
filed 1994-11-10
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1994

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

Common stock outstanding at October 31, 1994 follows:

               USX-Marathon Group        - 287,185,917 shares
               USX-U. S. Steel Group     -  75,830,197 shares
               USX-Delhi Group           -   9,437,891 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1994
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          15

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         16

               Financial Statistics                                 22

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               23

               Marathon Group Balance Sheet                         25

               Marathon Group Statement of Cash Flows               26

               Selected Notes to Financial Statements               27

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              32

               Supplemental Statistics                              38

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1994
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            39

               U. S. Steel Group Balance Sheet                      41

               U. S. Steel Group Statement of Cash Flows            42

               Selected Notes to Financial Statements               43

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          48

               Supplemental Statistics                              53

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  54

               Delhi Group Balance Sheet                            55

               Delhi Group Statement of Cash Flows                  56

               Selected Notes to Financial Statements               57

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          61

               Supplemental Statistics                              66

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    67

       Item 5. Other Information                                    68

       Item 6. Exhibits and Reports on Form 8-K                     69

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------

                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1994   1993*    1994    1993*
- --------------------------------------------------------------------------------
- ---
SALES                                           $5,123  $4,533 $14,157  $13,460

OPERATING COSTS:
 Cost of sales (excludes items shown below)      3,654   3,331  10,399   10,544
 Inventory market valuation provision (credit)      63      30    (158)      54
 Selling, general and administrative expenses       49      67     168      178
 Depreciation, depletion and amortization          256     284     786      809
 Taxes other than income taxes                     839     620   2,193    1,739
 Exploration expenses                               37      43     105      108
 Restructuring charges                               -       -      37        -
                                                ------  ------  ------   ------
   Total operating costs                         4,898   4,375  13,530   13,432
                                                ------  ------  ------   ------

OPERATING INCOME                                   225     158     627       28

Other income                                       163      15     222      155
Interest and other financial income                  4      10      15       29
Interest and other financial costs                (132)   (126)   (330)    (541)
                                                ------  ------  ------   ------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES                             260      57     534     (329)

Less provision (credit) for estimated
 income taxes                                       69      (6)    161     (125)
                                                ------  ------  ------   ------
TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES                  191      63     373     (204)

Cumulative effect of changes in
 accounting principles                               -       -       -      (92)
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                  191      63     373     (296)

Dividends on preferred stock                        (7)     (8)    (23)     (20)
                                                ------  ------  ------   ------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKS     $184     $55    $350    $(316)
                                                ======  ======  ======   ======


*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------

                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1994   1993*    1994    1993*
- --------------------------------------------------------------------------------
- ---
APPLICABLE TO MARATHON STOCK
 Total income before cumulative effect of
  changes in accounting principles                $101     $29    $280      $78
   - Per share - primary and fully diluted         .35     .10     .98      .27

 Cumulative effect of changes in accounting
  principles                                         -       -       -      (23)
   - Per share - primary and fully diluted           -       -       -     (.08)

 Net income                                        101      29     280       55
   - Per share - primary and fully diluted         .35     .10     .98      .19

 Dividends paid per share                          .17     .17     .51      .51

 Weighted average shares, in thousands
   - primary                                   286,568 286,594 286,578  286,610
   - fully diluted                             292,815 286,599 286,579  286,615

APPLICABLE TO STEEL STOCK
 Total income (loss) before cumulative effect
  of change in accounting principle                $84     $26     $92    $(309)
   - Per share - primary                          1.11     .41    1.23    (4.94)
            - fully diluted                       1.05     .41    1.23    (4.94)

 Cumulative effect of change in accounting
  principle                                          -       -       -      (69)
   - Per share - primary and fully diluted           -       -       -    (1.11)

 Net income (loss)                                  84      26      92     (378)
   - Per share - primary                          1.11     .41    1.23    (6.05)
            - fully diluted                       1.05     .41    1.23    (6.05)

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - primary                                    75,674  67,142  74,947   62,379
   - fully diluted                              86,596  68,392  76,197   62,379

APPLICABLE TO OUTSTANDING DELHI STOCK
 Net income (loss)                                $(.7)   $(.5) $(21.8)    $6.4
   - Per share - primary and fully diluted        (.07)   (.05)  (2.32)     .71

 Dividends paid per share                          .05     .05     .15      .15

 Weighted average shares, in thousands
   - primary                                     9,438   9,060   9,396    9,037
   - fully diluted                               9,438   9,060   9,396    9,038

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                     ASSETS

                                                   September 30 December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
Current assets:
  Cash and cash equivalents                              $87          $268
  Receivables, less allowance for doubtful
   accounts of $10 and $9                                939           932
  Inventories                                          1,808         1,626
  Deferred income tax benefits                           163           258
  Other current assets                                    90            96
                                                     -------       -------
     Total current assets                              3,087         3,180
Long-term receivables and other investments,
 less reserves of $22 and $22                            942           948
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $14,106 and $13,938                                  11,312        11,603
Prepaid pensions                                       1,460         1,347
Other noncurrent assets                                  301           296
                                                     -------       -------
     Total assets                                    $17,102       $17,374
                                                     =======       =======









Selected notes to financial statements appear on pages 9-14.


                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30 December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
LIABILITIES
Current liabilities:
  Notes payable                                         $185            $1
  Accounts payable                                     1,720         2,237
  Payroll and benefits payable                           423           436
  Accrued taxes                                          405           483
  Accrued interest                                        83           142
  Long-term debt due within one year                      86            35
                                                     -------       -------
     Total current liabilities                         2,902         3,334
Long-term debt, less unamortized discount              5,411         5,888
Long-term deferred income taxes                          965           883
Employee benefits                                      2,815         2,802
Deferred credits and other liabilities                   525           603
Preferred stock of subsidiary                            250             -
                                                     -------       -------
     Total liabilities                                12,868        13,510
STOCKHOLDERS' EQUITY
Preferred stocks:
  Adjustable Rate Cumulative issued -
   2,099,970 shares and 2,099,970 shares                 105           105
  6.50% Cumulative Convertible issued -
   6,900,000 shares and 6,900,000 shares
   ($345 liquidation preference)                           7             7
Common stocks:
  Marathon Stock issued - 286,612,784 shares and
   286,612,805 shares                                    287           287
  Steel Stock issued - 75,741,768 shares and
   70,328,685 shares                                      76            70
  Delhi Stock issued - 9,437,891 shares and
   9,282,870 shares                                        9             9
Treasury common stock, at cost:
  Marathon Stock - 45,947 shares and 31,266 shares        (1)           (1)
Additional paid-in capital                             4,225         4,240
Accumulated deficit                                     (458)         (831)
Other equity adjustments                                 (16)          (22)
                                                     -------       -------
     Total stockholders' equity                        4,234         3,864
                                                     -------       -------
     Total liabilities and stockholders' equity      $17,102       $17,374
                                                     =======       =======





Selected notes to financial statements appear on pages 9-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1994        1993*
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                       $373         $(296)
Adjustments to reconcile to net cash provided from
 operating activities:
  Accounting principles changes                            -            92
  Depreciation, depletion and amortization               786           809
  Exploratory dry well costs                              42            41
  Inventory market valuation charge (credit)            (158)           54
  Pensions                                              (113)         (180)
  Postretirement benefits other than pensions             63           100
  Deferred income taxes                                  165          (209)
  Gain on disposal of assets                            (183)         (151)
  Restructuring charges                                   37             -
  Changes in:
     Current receivables - sold                           10            60
                         - operating turnover            (38)         (30)
     Inventories                                         (94)           30
     Current accounts payable and accrued expenses      (651)          380
  All other items - net                                    5           (55)
                                                      ------        ------
     Net cash provided from operating activities         244           645
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (657)         (803)
Disposal of assets                                       253           269
All other items - net                                      7           (35)
                                                      ------        ------
     Net cash used in investing activities              (397)         (569)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements-net   (25)         (914)
Other debt - borrowings                                  504           803
         - repayments                                   (751)         (321)
Issuance of preferred stock of subsidiary                242             -
Issuance of common stock of subsidiary                    11             -
Preferred stock issued                                     -           336
Common stock repurchased                                   -            (1)
Common stock issued                                      215           365
Dividends paid                                          (225)         (214)
                                                       ------        ------
     Net cash provided from
     (used in) financing activities                      (29)           54
                                                       ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    1             -
                                                       ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (181)          130
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           268            57
                                                       ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $87          $187
                                                       ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(508)        $(353)
  Income taxes (paid) refunded                            17           (74)

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 9-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first nine months of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112), and Emerging Issues Task Force Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts" (EITF No. 93-14) (see Note 11).

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

 3. The items below were included in both sales and operating costs, resulting in no effect on income:

                                                  (In millions)
                                        -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1994    1993    1994     1993
                                                 ----    ----    ----     ----
    Matching buy/sell transactions                $498    $451  $1,465   $1,559
    Consumer excise taxes on petroleum
      products and merchandise                     733     511   1,878    1,407

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 4. Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                  ---------------------------
                                                   September 30 December 31
                                                       1994         1993
                                                   ------------ -----------
    Raw materials                                       $570         $637
    Semi-finished products                               349          329
    Finished products                                    979          921
    Supplies and sundry items                            191          178
                                                      ------        ------
      Total                                            2,089        2,065
    Less inventory market valuation reserve              281          439
                                                      ------        ------
      Net inventory carrying value                    $1,808       $1,626
                                                      ======        ======

     The inventory market valuation reserve reflects the extent that the recorded costs of crude oil and refined products inventories exceed net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in a $158 million credit to operating income in the first nine months of 1994 ($63 million charge in the third quarter) and a $54 million charge against operating income in the first nine months of 1993 ($30 million charge in the third quarter).

 5. In the first nine months of 1994, payments of $124 million were made to settle various state tax issues. As a result of these settlements, net income in the second quarter of 1994 included a net credit of $37 million, consisting of a credit of $12 million in operating costs, a credit of $35 million in interest and other financial costs and a net income tax provision effect of $10 million.

 6. In the first nine months of 1994, restructuring charges totaling $40 million were recorded for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. Charges of $37 million were included in operating costs and $3 million included in other income in the second quarter of 1994.

 7. Pretax income (loss) in the first nine months of 1993 included a $633 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad (B&LE). Charges of $438 million were included in operating costs and $195 million ($14 million in the third quarter) included in interest and other financial costs. The effect on net income (loss) was $406 million unfavorable ($6.50 per share of Steel Stock).

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 8. Operating income (loss) included net periodic pension credits of $92 million and $160 million in the first nine months of 1994 and 1993, respectively, ($31 million and $54 million in the third quarter of 1994 and 1993, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was reduced to 9% in 1994 from 10% in 1993.

 9. Other income in the first nine months of 1994 included a pretax gain of $183 million from disposal of assets ($150 million in the third quarter, including the sale of the assets of a retail propane marketing subsidiary). Other income in the first nine months of 1993 included a pretax gain of $151 million from disposal of assets ($8 million in the third quarter), primarily related to the second quarter sale of the Cumberland coal mine.

10. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

     The provision for the third quarter and first nine months of 1994 included a one-time $32 million deferred tax benefit related to the excess of tax over financial basis in shares of RMI Titanium Company (RMI), concurrent with the adoption of equity accounting for RMI. The third quarter 1993 income tax provision included a credit of $64 million related to recognition of additional future U.S. income tax benefits for deferred foreign income taxes. This favorable adjustment resulted from USX's ability to elect to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes in future periods. The income tax provision for the third quarter of 1993 also included a $24 million charge associated with an increase in the federal income tax rate from 34% to 35%. This charge reflected a $29 million unfavorable remeasurement of deferred federal income tax liabilities as of January 1, 1993, and a $5 million favorable effect related to 1993 pretax losses.

11. In 1993, USX adopted SFAS No. 112 and EITF No. 93-14. The cumulative effect of these changes in accounting principles decreased first quarter 1993 net income by $86 million, net of $50 million income tax effect, for SFAS No. 112; and $6 million, net of $3 million income tax effect, for EITF No. 93-14.

12. In the first quarter of 1994, USX issued $300 million in aggregate principal amount of 7.20% Notes Due 2004 and $150 million in aggregate principal amount of LIBOR-based Floating Rate Notes Due 1996. In the first quarter of 1994, an aggregate principal amount of $57 million of Marathon's 7% Monthly Interest Guaranteed Notes Due 2002 was issued in exchange for an equivalent principal amount of its 9-1/2% Guaranteed Notes Due 1994. The $642 million balance of Marathon's 9-1/2% Guaranteed Notes Due 1994 was paid in the first quarter of 1994. In the second quarter of 1994, USX issued $55 million of 6.70% Environmental Improvement Revenue Refunding Bonds due 2020 and 2024 to refinance Environmental Improvement Bonds.

     In the third quarter of 1994, USX entered into a $2.325 billion revolving credit agreement which terminates in August 1999. Interest is based on defined short-term market rates. This agreement replaced $2.0 billion in revolving credit agreements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


12.  (Continued)

     At September 30, 1994, USX had no borrowings against the long-term revolving credit agreement, but had outstanding borrowings of $33 million against short-term lines of credit totaling $165 million, which require maintenance of compensating balances of 3%. At September 30, 1994, $292 million of commercial paper and certain long-term debt due within one year of $401 million was included in long-term debt, since the unused long-term credit agreement was available for refinancing, if needed.

     In the event of a change in control of USX, debt obligations totaling $3,825 million at September 30, 1994, may be declared immediately due and payable.

13. In the first quarter of 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million. In addition, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares (MIPS). The financial costs of the MIPS are included in interest and other financial costs.

14. USX has entered into agreements to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At September 30, 1994, the balance of sold accounts receivable that had not been collected was $750 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $150 million. In the event of a change in control of USX, as defined in the agreements, USX may be required to forward all payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At September 30, 1994, the balance of sold loans receivable subject to recourse was $150 million. As of September 30, 1994, USX Credit had outstanding loan commitments of $29 million. USX Credit is not actively making new loan commitments. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

15. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity and Capital Resources in USX Consolidation Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


15.  (Continued)

     In the first nine months of 1994, USX paid $367 million to settle substantially all of the remaining judgments against the B&LE in the Lower Lake Erie Iron Ore Antitrust Litigation. Two remaining plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

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

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. USX provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based upon estimated proved oil and gas reserves on a units-of-production method; estimated mine reclamation costs are accrued based on actual clean tons of coal produced. At September 30, 1994, accrued liabilities for remediation, platform abandonment and mine reclamation totaled $319 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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


15.  (Continued)

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

     Guarantees by USX of the liabilities of affiliated and other entities totaled $185 million at September 30, 1994. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of September 30, 1994, the largest guarantee for a single affiliate was $94 million.

     At September 30, 1994, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $196 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At September 30, 1994, contract commitments for capital expenditures for property, plant and equipment totaled $309 million compared with $389 million at December 31, 1993.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------
                              (Dollars in Millions)

  Nine Months Ended
     September 30                        Year Ended December 31
  ------------------    -------------------------------------------------------

   1994       1993*         1993        1992         1991        1990      1989
   ----       -----         ----        ----         ----        ----      ----

   1.95        (a)          (b)         (c)          (d)         2.69      2.33
   ====       =====         ====        ====         ====        ====      ====

  (a) Earnings did not cover combined fixed charges and preferred stock dividends by $387 million.
  (b) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million.
  (c) Earnings did not cover combined fixed charges and preferred stock dividends by $211 million.
  (d) Earnings did not cover combined fixed charges and preferred stock dividends by $696 million.

*Restated as a result of the adoption of two new accounting standards.

                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------
                              (Dollars in Millions)

  Nine Months Ended
     September 30                        Year Ended December 31
  ------------------    -------------------------------------------------------

   1994       1993*         1993        1992         1991        1990      1989
   ----       -----        -----        ----         ----        ----      ----

   2.11        (a)          (b)         (c)          (d)         2.80      2.57
   ====       =====         ====        ====         ====        ====      ====

  (a) Earnings did not cover fixed charges by $355 million.
  (b) Earnings did not cover fixed charges by $281 million.
  (c) Earnings did not cover fixed charges by $197 million.
  (d) Earnings did not cover fixed charges by $681 million.



*Restated as a result of the adoption of two new accounting standards.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following discussion should be read in conjunction with the third quarter 1994 USX consolidated financial statements and selected notes.

Results of Operations
- ---------------------
     USX had net income of $191 million in the third quarter of 1994, compared with restated net income of $63 million in the third quarter of 1993. For the first nine months of 1994, USX reported net income of $373 million. For the first nine months of 1993, USX reported a net loss of $296 million, as restated to reflect the unfavorable $92 million cumulative effect of changes in accounting principles.

     See the Consolidated Statement of Operations - Income per Common Share for comparative amounts applicable to the three classes of common stock.

     Sales in the third quarter of 1994 totaled $5.1 billion, compared with $4.5 billion in the third quarter of 1993. The improvement primarily reflected a 17% increase in sales for the Marathon Group. Sales in the first nine months of 1994 totaled $14.2 billion, compared with $13.5 billion in the same period in 1993. The improvement reflected increases of 3%, 9% and 8%, respectively, in sales for the Marathon Group, the U. S. Steel Group and the Delhi Group. Matching buy/sell transactions and excise taxes are included in both sales and operating costs of the Marathon Group, resulting in no effect on operating income. Excise taxes increased from $511 million and $1,407 million in the third quarter and first nine months of 1993, respectively, to $733 million and $1,878 million in the same periods in 1994. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes in both periods in 1994.

     USX had operating income of $225 million in the third quarter of 1994, compared with restated operating income of $158 million in the same quarter of 1993. Third quarter operating income included unfavorable noncash effects of $63 million in 1994 and $30 million in 1993 resulting from increases in the inventory market valuation reserve. Excluding the effects of the changes in the inventory market valuation reserve, third quarter 1994 operating income improved $100 million from the third quarter of 1993 due primarily to increases of $66 million and $40 million in operating results for the Marathon Group and the
U. S. Steel Group, respectively.

     USX had operating income of $627 million in the first nine months of 1994, compared with restated operating income of $28 million in the same period in
1993.    Operating income in the first nine months of 1994 included a $158 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, partially offset by restructuring charges of $37 million related to the planned disposition of certain nonstrategic gas gathering and processing assets. Operating income in the first nine months of 1993 included a $438 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad ("B&LE"), a former USX subsidiary, and a $54 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve. Excluding the effects of these items, operating income in the first nine months of 1994 decreased $14 million from the same period in 1993 mainly due to lower results for the Delhi Group, partially offset by higher results for the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other income in the first nine months of 1994 included a pretax gain of $183 million from the disposal of assets ($150 million in the third quarter), primarily reflecting the third quarter sale of the assets of a retail propane marketing subsidiary and the sale of certain domestic oil and gas production properties. Other income in the first nine months of 1993 included a pretax gain of $151 million from the disposal of assets ($8 million in the third quarter), including the sales of the Cumberland coal mine and an investment in an insurance company. Income from equity affiliates in the third quarter and first nine months of 1994 improved by $7 million and $36 million, respectively, from the same periods in 1993.

     Net interest and other financial costs in the first nine months of 1994 included a $35 million favorable effect resulting from settlement of various state tax issues. Net interest and other financial costs in the third quarter and first nine months of 1993 included $14 million and $195 million, respectively, of interest expense related to the B&LE litigation.

     The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The income tax provision for the third quarter and first nine months of 1994 included a one-time $32 million deferred tax benefit (see Note 10 to the consolidated financial statements). The third quarter 1993 income tax provision included a credit of $64 million related to recognition of additional future U.S. income tax benefits for deferred foreign income taxes. This favorable adjustment resulted from USX's ability to elect to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes in future periods. The anticipated use of the U.S. foreign tax credit reflects Marathon's improving international production profile. The income tax provision for the third quarter of 1993 also included a $24 million charge associated with an increase in the federal income tax rate from 34% to 35%.
This charge reflected a $29 million unfavorable remeasurement of deferred federal income tax liabilities as of January 1, 1993, and a $5 million favorable effect related to 1993 pretax losses.

Group Results
- -------------
     See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

Operating Statistics
- --------------------
     For details, see Supplemental Statistics table for the Marathon Group, the
U. S. Steel Group and the Delhi Group.

Dividends to Stockholders
- -------------------------
     On October 25, 1994, USX's Board of Directors (the "Board") declared dividends of 17 cents per share on Marathon Stock, 25 cents per share on Steel Stock and five cents per share on Delhi Stock, all payable December 10, 1994, to stockholders of record at the close of business on November 4, 1994.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.50% Cumulative Convertible Preferred Stock and $1.01875 per share on USX Corporation's Adjustable Rate Cumulative Preferred Stock, in each case payable December 30, 1994, to stockholders of record at the close of business on December 1, 1994.

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources
- --------------------------------
     At September 30, 1994, cash and cash equivalents totaled $87 million compared with $268 million at December 31, 1993.

     Net cash provided from operating activities totaled $244 million in the first nine months of 1994, compared with $645 million in the first nine months of 1993. The unfavorable change primarily reflected 1994 payments of $367 million to settle substantially all of the remaining judgments from the B&LE litigation and 1994 payments of $124 million to settle various state tax issues. In addition, net cash provided from operating activities in the first nine months of 1993 benefited from a $103 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits. Excluding the 1994 payments and the 1993 favorable effect, net cash provided from operating activities in the first nine months of 1994 increased $193 million from the same period in 1993.

     Cash from the disposal of assets totaled $253 million in the first nine months of 1994, compared with $269 million in the same period in 1993. The 1994 proceeds mainly resulted from the sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties.
The 1993 proceeds primarily reflected the sale/leaseback of interests in two LNG tankers and the sales of the Cumberland coal mine, various domestic oil and gas production properties and an investment in an insurance company.

     USX's total long-term debt and notes payable at September 30, 1994, was $5.7 billion, down $242 million from December 31, 1993. In August 1994, USX entered into a $2.325 billion revolving credit agreement which terminates in August 1999. Interest is based on defined short-term market rates. This agreement replaced the $2.0 billion in existing revolving credit agreements entered into in October 1992. At September 30, 1994, USX had no borrowings against the long-term revolving credit agreement, but had outstanding borrowings of $33 million against short-term lines of credit totaling $165 million, which require maintenance of compensating balances of 3%. At September 30, 1994, long-term debt included zero coupon convertible debentures which, at the option of the holder, USX is obligated to purchase at the carrying value of $430 million on August 9, 1995. USX may elect to pay the purchase price in cash, shares of Marathon Stock and Steel Stock, notes or a combination thereof.

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

     In March 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold $250 million of 8-3/4% Cumulative Monthly Income Preferred Shares.

     In March 1994, USX filed with the Securities and Exchange Commission ("SEC") a shelf registration statement which became effective April 8, 1994 and allows USX to offer and issue unsecured debt securities in an aggregate principal amount of up to $750 million in one or more separate series on terms to be determined at the time of sale. In August 1994, USX filed with the SEC a shelf registration statement which became effective September 21, 1994 and allows USX to offer and issue up to $137 million of debt and equity securities. USX also has $345 million remaining on a shelf registration statement which became effective January 6, 1994 and allows USX to offer and issue debt and equity securities.

     USX engages in hedging activities in the normal course of its businesses. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas, and refined products. Forward contracts are used to hedge currency risks related to firm commitments for capital expenditures and liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. USX's hedging activities have not been significant in relation to its overall business activity. Management believes that its use of hedging instruments will not have a material effect on the financial position, liquidity or results of operations of USX.

     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of September 30, 1994, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1994 and years 1995 and 1996 and amounts which may ultimately be paid in connection with contingencies are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, future borrowings and other external financing sources.

Capital Expenditures
- --------------------
     Capital expenditures for property, plant, and equipment in the third quarter and first nine months of 1994 were $258 million and $657 million, respectively, compared with $279 million and $803 million in the same periods in 1993. The declines in 1994 in both periods primarily reflected lower spending for the Marathon Group mainly due to decreased expenditures resulting from the substantial completion of the East Brae Field and SAGE system in the United Kingdom and the distillate hydrotreater complex at the Robinson, Illinois refinery. For further details, see the Financial Statistics table.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In addition to the capital expenditures discussed above, USX's noncash activities in the first nine months of 1994 included the issuance of a $42 million purchase money note related to the acquisition of 36 gasoline outlets/convenience stores from a petroleum retailer.

     For the year 1994, capital expenditures are expected to total approximately $1.1 billion. The decrease from 1993 of approximately $80 million is expected to result mainly from lower spending for the Marathon Group, partially offset by higher spending for the U. S. Steel Group. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group.

     Contract commitments for capital expenditures at September 30, 1994, were $309 million, compared with $389 million at year-end 1993.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 44 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1994. In addition, there are 47 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 76 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The number of waste sites in and of itself does not necessarily represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site, and USX's share of responsibility varies significantly.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 15 to the consolidated financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity and Capital Resources herein.

                                 USX Corporation
                              FINANCIAL STATISTICS
                              --------------------
                                ($'s in Millions)

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  --------------
                                                 1994    1993    1994     1993
                                                 ----    ----    ----     ----
SALES

 Marathon Group                                 $3,497  $2,983  $9,349   $9,040
 U. S. Steel Group                               1,505   1,429   4,423    4,064
 Delhi Group                                       134     131     424      391
 Eliminations                                      (13)    (10)    (39)     (35)
                                                ------  ------  ------   ------
   Total                                        $5,123  $4,533 $14,157  $13,460

OPERATING INCOME (LOSS)

 Marathon Group                                   $117     $84    $499     $284
 U. S. Steel Group                                 106      66     170     (286)
 Delhi Group                                         2       8     (42)      30
                                                ------  ------  ------   ------
   Total                                          $225    $158    $627      $28


CAPITAL EXPENDITURES

 Marathon Group                                   $187    $215    $464     $646
 U. S. Steel Group                                  63      54     171      136
Delhi Group                                          8      10      22       21
                                                ------  ------  ------   ------
   Total                                          $258    $279    $657     $803

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1994    1993    1994    1993*
- --------------------------------------------------------------------------------
- ---
SALES                                           $3,497  $2,983  $9,349   $9,040

OPERATING COSTS:
 Cost of sales (excludes items shown below)      2,251   1,982   6,118    6,229
 Inventory market valuation charge (credit)         63      30    (158)      54
 Selling, general and administrative expenses       73      82     237      242
 Depreciation, depletion and amortization          172     198     525      548
 Taxes other than income taxes                     784     564   2,023    1,575
 Exploration expenses                               37      43     105      108
                                                ------  ------  ------   ------
   Total operating costs                         3,380   2,899   8,850    8,756
                                                ------  ------  ------   ------

OPERATING INCOME                                   117      84     499      284

Other income                                       148       8     166       21
Interest and other financial income                  2       6       9       15
Interest and other financial costs                 (89)    (74)   (209)    (214)
                                                ------  ------  ------   ------

TOTAL INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES                             178      24     465      106

Less provision (credit) for estimated income taxes  76      (6)    181       24
                                                ------  ------  ------   ------

TOTAL INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGES IN ACCOUNTING PRINCIPLES                  102      30     284       82

Cumulative effect of changes in
 accounting principles                               -       -       -      (23)
                                                ------  ------  ------   ------

NET INCOME                                         102      30     284       59

Dividends on preferred stock                        (1)     (1)     (4)      (4)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO MARATHON STOCK           $101     $29    $280      $55
                                                ======  ======  ======   ======


*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 27-31.

                        MARATHON GROUP OF USX CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
                 -----------------------------------------------

                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1994    1993    1994    1993*
- --------------------------------------------------------------------------------
- ---
MARATHON STOCK DATA
Income per share - primary and fully diluted:
 Total income before cumulative effect
   of changes in accounting principles            $.35    $.10    $.98     $.27
 Cumulative effect of changes in accounting
   principles                                        -       -       -     (.08)
 Net income                                        .35     .10     .98      .19

Weighted average shares, in thousands:
 - Primary                                     286,568 286,594 286,578  286,610
 - Fully diluted                               292,815 286,599 286,579  286,615

Dividends paid per share                           .17     .17     .51      .51

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 27-31.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                              $63          $185
  Receivables, less allowance for doubtful
   accounts of $3 and $3                                 413           337
  Inventories                                          1,186           987
  Other current assets                                    85            89
                                                     -------       -------
     Total current assets                              1,747         1,598
Long-term receivables and other investments              316           317
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $7,690 and $7,463                                     8,297         8,428
Prepaid pensions                                         272           263
Other noncurrent assets                                  203           200
                                                     -------       -------
     Total assets                                    $10,835       $10,806
                                                     =======       =======
LIABILITIES
Current liabilities:
  Notes payable                                         $136            $1
  Accounts payable                                       978         1,109
  Payable to the other groups                             52            13
  Payroll and benefits payable                            84            85
  Accrued taxes                                          159           294
  Deferred income taxes                                  128            37
  Accrued interest                                        60           106
  Long-term debt due within one year                      60            23
                                                     -------       -------
     Total current liabilities                         1,657         1,668
Long-term debt, less unamortized discount              3,917         4,239
Long-term deferred income taxes ..                     1,279         1,223
Employee benefits                                        319           306
Deferred credits and other liabilities                   237           260
Preferred stock of subsidiary...............             182             -
                                                     -------       -------
     Total liabilities                                 7,591         7,696

STOCKHOLDERS' EQUITY
Preferred stock                                           78            78
Common stockholders' equity                            3,166         3,032
                                                     -------       -------
     Total stockholders' equity                        3,244         3,110
                                                     -------       -------
     Total liabilities and stockholders' equity      $10,835       $10,806
                                                     =======       =======


Selected notes to financial statements appear on pages 27-31.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1994        1993*
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $284           $59
Adjustments to reconcile to net cash provided from
 operating activities:
  Accounting principle changes                             -            23
  Depreciation, depletion and amortization               525           548
  Exploratory dry well costs                              42            42
  Inventory market valuation charge (credit)            (158)           54
  Pensions                                               (10)          (14)
  Postretirement benefits other than pensions             12            18
  Deferred income taxes                                  137           (12)
  Gain on disposal of assets                            (173)           (9)
  Changes in:
     Current receivables - purchased from
                          the Delhi Group                  7             6
                         - operating turnover            (85)          140
     Inventories                                         (48)           50
     Current accounts payable and accrued expenses      (276)         (466)
  All other items - net                                   28            18
                                                       ------        ------
     Net cash provided from operating activities         285           457
                                                       ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (464)         (646)
Disposal of assets                                       233           112
All other items - net                                     14           (13)
                                                       ------        ------
     Net cash used in investing activities              (217)         (547)
                                                       ------        ------
FINANCING ACTIVITIES:
Marathon Group activity - USX debt attributed to all
 groups - net                                           (216)          347
Attributed preferred stock of subsidiary                 176             -
Marathon Stock repurchased                                 -            (1)
Marathon Stock issued                                      -             1
Dividends paid                                          (151)         (151)
                                                       ------        ------
     Net cash provided from (used in) financing
      activities                                        (191)          196
                                                       ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    1             -
                                                       ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (122)          106
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           185            35
                                                       ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $63          $141
                                                       ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(334)        $(215)
  Income taxes paid including settlements with other
   groups                                                (29)          (77)

*Restated as a result of the adoption of two new accounting standards. Selected notes to financial statements appear on pages 27-31.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first nine months of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112), and Emerging Issues Task Force Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts" (EITF No. 93-14) (see Note 8).

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

     Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and [or] responsibility for such liabilities. Holders of USX-Marathon Group Common Stock (Marathon Stock), USX-U. S. Steel Group Common Stock (Steel Stock) and USX-Delhi Group Common Stock (Delhi Stock) are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

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

 3. The items below were included in both sales and operating costs, resulting in no effect on income:

                                                  (In millions)
                                        -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1994    1993    1994     1993
                                                 ----    ----    ----     ----
    Matching buy/sell transactions                $498    $451  $1,465   $1,559
    Consumer excise taxes on petroleum
      products and merchandise                     733     511   1,878    1,407

 4. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                     ----------------------
                                                   September 30 December 31
                                                       1994         1993
                                                   ------------ -----------
    Crude oil and natural gas liquids                   $537         $522
    Refined products and merchandise                     829          796
    Supplies and sundry items                            101          108
                                                      ------        ------
      Total                                            1,467        1,426
    Less inventory market valuation reserve              281          439
                                                      ------        ------
    Net inventory carrying value                      $1,186         $987

                                                      ======        ======

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 4.  (Continued)

     The inventory market valuation reserve reflects the extent that the recorded costs of crude oil and refined products inventories exceed net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in a $158 million credit to operating income in the first nine months of 1994 ($63 million charge in the third quarter) and a $54 million charge against operating income in the first nine months of 1993 ($30 million charge in the third quarter).

 5. In the first nine months of 1994, payments of $123 million were made to settle various state tax issues. As a result of these settlements, net income in the second quarter of 1994 included a net credit of $36 million, consisting of a credit of $12 million in operating costs, a credit of $34 million in interest and other financial costs and a net income tax provision effect of $10 million.

 6. Other income (loss) in the first nine months of 1994 included a pretax gain of $173 million from disposal of assets ($148 million in the third quarter, including the sale of the assets of a retail propane marketing subsidiary).

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

     The third quarter 1993 income tax provision included a credit of $64 million related to recognition of future U.S. income tax benefits for deferred foreign income taxes. This favorable adjustment resulted from USX's ability to elect to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes in future periods. The third quarter 1993 income tax provision also included a $40 million charge associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax liabilities as of January 1, 1993.

 8. In 1993, USX adopted SFAS No. 112 and EITF No. 93-14. The cumulative effect of these changes in accounting principles decreased first quarter 1993 net income by $17 million, net of $10 million income tax effect, for SFAS No. 112; and $6 million, net of $3 million income tax effect, for EITF No. 93-14.

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

10. The Marathon Group has entered into an agreement, subject to limited recourse, to sell certain accounts receivable including accounts receivable purchased from the Delhi Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At September 30, 1994, the balance of sold accounts receivable that had not been collected was $400 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $80 million. In the event of a change in control of USX, as defined in the agreement, the Marathon Group may be required to forward payments collected on sold accounts receivable to the buyers.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. The Marathon Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based upon estimated proved oil and gas reserves on a units-of-production method. At September 30, 1994, accrued liabilities for remediation and platform abandonment totaled $169 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


11.  (Continued)

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

     Guarantees by USX of the liabilities of affiliated and other entities of the Marathon Group totaled $18 million at September 30, 1994.

     At September 30, 1994, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $196 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At September 30, 1994, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $215 million compared with $284 million at December 31, 1993.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company (Marathon) and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. The following discussion should be read in conjunction with the third quarter 1994 USX consolidated financial information and the Marathon Group financial statements and selected notes.

Results of Operations
- ---------------------
     The Marathon Group reported net income of $102 million, or $.35 per share, in the third quarter of 1994, compared to net income of $30 million, or $.10 per share, in the same quarter of 1993. The Marathon Group had net income of $284 million, or $.98 per share, in the first nine months of 1994. Net income in the first nine months of 1993 was $59 million, or $.19 per share, as restated to reflect the unfavorable $23 million ($.08 per share) cumulative effect of changes in accounting principles.

     Sales in the third quarter of 1994 were $3,497 million, compared with $2,983 million in the third quarter of 1993. The 17% improvement primarily reflected increased excise taxes, which totaled $733 million in the third quarter of 1994 compared with $511 million in the third quarter of 1993; as well as higher worldwide liquid hydrocarbon volumes and higher refined product prices. Sales in the first nine months of 1994 were $9,349 million, compared with $9,040 million in the first nine months of 1993. The improvement primarily reflected increased excise taxes, which totaled $1,878 million in the first nine months of 1994 compared with $1,407 million in the first nine months of 1993; as well as higher worldwide liquid hydrocarbon volumes, partially offset by lower worldwide liquid hydrocarbon prices, including prices of matching buy/sell transactions. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes in both periods in 1994.

     Operating income was $117 million in the third quarter of 1994, compared with operating income of $84 million in the third quarter of 1993. Third quarter operating income for 1994 and 1993 included unfavorable noncash effects of $63 million and $30 million, respectively, resulting from increases in the inventory market valuation reserve. The inventory market valuation reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. Subsequent changes to the inventory market valuation reserve are dependent on changes in future crude oil and refined product price levels and inventory turnover. The following discussion of third quarter results excludes the effects of changes in the inventory market valuation reserve.

     Operating income in the third quarter of 1994 increased $66 million from the third quarter of 1993. The 58% increase was primarily due to increased operating income from worldwide exploration and production, partially offset by reduced operating income from refining, marketing and transportation operations.

     Operating income from worldwide exploration and production was $73 million in the third quarter of 1994, compared with a loss of $9 million in the third quarter

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

of 1993. Domestic exploration and production operating income was $53 million in the third quarter of 1994, compared with $10 million in the third quarter of 1993. The significant increase in domestic exploration and production operating income was primarily due to reduced operating expenses, higher liquid hydrocarbon prices, higher natural gas volumes and prices, and reduced dry well expense.

     International exploration and production operating income was $20 million in the third quarter of 1994, compared with a loss of $19 million in the third quarter of 1993. The $39 million increase was primarily due to increased liquid hydrocarbon liftings and the absence of a 1993 charge of $17 million for relinquishment of the Marathon Group's interest in the Arzanah Oil Field, Abu Dhabi. The increase in liftings mainly reflected production from the East Brae Field in the United Kingdom ("U.K.") which began in late December 1993. Marathon's contractual Brae area gas sales commenced on October 1 and are expected to average approximately 130 million cubic feet per day during the coming year.

     Operating income from refining, marketing and transportation operations was $123 million in the third quarter of 1994, compared with $146 million in the
third quarter of 1993.   The 16% decrease was primarily due to lower margins
from refined products and convenience store merchandise, as well as increased operating expenses, partially offset by a favorable effect relating to a legal settlement. In the fourth quarter of 1994, the Marathon Group completed the acquisition of 53 gasoline outlets/convenience stores in Tennessee and Michigan from petroleum retailers.

     In the first nine months of 1994, operating income was $499 million, compared to operating income of $284 million in the first nine months of 1993. The first nine months included a $158 million favorable noncash effect in 1994 and a $54 million unfavorable noncash effect in 1993 resulting from changes in the inventory market valuation reserve. Excluding the effects of these changes in the inventory market valuation reserve, operating income in the first nine months of 1994 increased $3 million from the first nine months of 1993. The slight increase was mainly due to reduced worldwide production operating expenses, partially offset by lower worldwide liquid hydrocarbon prices. In addition, the first nine months of 1994 included $36 million for employee reorganization charges. The reorganization charges included $22 million for worldwide exploration and production; $13 million for refining, marketing and transportation; and $1 million for administrative. These charges relate to employee severance and relocation costs associated with work force reduction programs. Employee reorganization charges in the fourth quarter are not expected to be material. Annual pretax reductions in employment costs and associated overhead costs of approximately $80 million are expected to be realized after full implementation of the work force reduction programs in place during 1994.

     Other income of $166 million was recorded in the first nine months of 1994, compared with other income of $21 million in the first nine months of 1993. The increase in 1994 was primarily due to the third quarter sale of the assets of a retail propane marketing subsidiary and the first quarter sale of certain domestic oil and gas production properties.

     Net interest and other financial costs in the first nine months of 1994 included a $34 million favorable effect resulting from settlement of various state tax issues.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The third quarter 1993 income tax provision included a credit of $64 million related to recognition of additional future U.S. income tax benefits for deferred foreign income taxes. This favorable adjustment resulted from USX's ability to elect to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes in future periods. The anticipated use of the U.S. foreign tax credit reflects Marathon's improving international production profile. The income tax provision for the third quarter of 1993 also included a $40 million charge associated with an increase in the federal income tax rate from 34% to 35% reflecting remeasurement of deferred federal income tax liabilities as of January 1, 1993.

     The Marathon Group's posted price for West Texas Intermediate, a benchmark crude oil, averaged $16.15 per barrel in October 1994, compared to a third quarter average of $16.98 per barrel. The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economics and political events.

     The Marathon Group closed its Lubricants and Tires, Batteries and Accessories supply facility in Robinson, Illinois on October 31, 1994. Marathon brand and company-operated retail outlets are being supplied by third-party vendors. The costs related to the closure are not expected to have a material effect on the Marathon Group's operating results.

     Employees at the Detroit refinery are represented by the International Brotherhood of Teamsters ("Teamsters") under a labor agreement which expires on November 15, 1994. During October, management and the Teamsters began discussions regarding a new labor agreement.

     The Marathon Group and Union Oil Company of California (Unocal) entered into an agreement, intended to become effective December 1, 1994, to complete a major property trade and realignment of operations in the Cook Inlet Region of Alaska. The Marathon Group is to acquire Unocal's working interest in the Cannery Loop, Beaver Creek and Kenai fields. In exchange, Unocal is to acquire the Marathon Group's working interest in the Swanson River Field and operator interest in the Trading Bay Unit, which includes two platforms and an onshore processing facility.

     Effective December 1, 1994, the Marathon Group will be required to sell reformulated gasoline at wholesale distribution terminals serving ozone nonattainment areas that require reformulated gasoline. Beginning January 1, 1995, the Marathon Group's retail outlets located in those areas will be required to sell reformulated gasoline. The areas in the Marathon Group's marketing territory requiring reformulated gasoline are limited to the Chicago, Illinois; Milwaukee, Wisconsin and Louisville, Kentucky metropolitan areas. The Marathon Group is well positioned to supply the reformulated gasoline in its marketing area, and it has already begun the production of reformulated gasoline. In addition, the Marathon Group will make reformulated gasoline to be sold for use in the East Coast market.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Cash Flows
- ----------
     Net cash provided from operating activities was $285 million in the first nine months of 1994, compared with $457 million in the first nine months of 1993. The first nine months of 1994 included second quarter payments of $123 million related to settlement of various state tax issues. Excluding these payments, net cash flows from operating activities in the first nine months of 1994 decreased $49 million from the first nine months of 1993.

     Cash provided from the disposal of assets was $233 million in the first nine months of 1994, compared with $112 million in the first nine months of 1993. Proceeds in the first nine months of 1994 mainly reflected the sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties. Proceeds in the first nine months of 1993 primarily reflected the sale/leaseback of interests in two LNG tankers and the sales of various domestic oil and gas production properties.

     Financial obligations decreased $40 million in the first nine months of 1994, reflecting net cash provided from operating activities and a reduction in attributed cash and cash equivalents, partially offset by net cash flows used in investing activities and dividends paid during the period. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

     The Marathon Group engages in hedging activities in the normal course of its business. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas and refined products. Forward contracts are used to hedge currency risks related to firm commitments for capital expenditures and liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. The Marathon Group's hedging activities have not been significant in relation to its overall business activity. Management believes that its use of hedging instruments will not have a material effect on the financial position, liquidity or results of operations of the Marathon Group.

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- --------------------
     Marathon Group capital expenditures for property, plant and equipment in the third quarter and first nine months of 1994 were $187 million and $464 million, respectively, compared with $215 million and $646 million in the same periods in 1993. The declines in both periods were primarily due to decreased expenditures resulting from the substantial completion of the East Brae Field and SAGE system in the United Kingdom and the distillate hydrotreater complex at the Robinson, Illinois refinery.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In addition to the capital expenditures discussed above, the Marathon Group's noncash activities in the first nine months of 1994 included the issuance of a $42 million purchase money note related to the acquisition of 36 gasoline outlets/convenience stores from a petroleum retailer.

     For the year 1994, capital expenditures are expected to decrease from $910 million in 1993 by approximately $130 million. The decline mainly reflects decreased expenditures for development of the East Brae Field and SAGE system in the United Kingdom.

     Contract commitments for capital expenditures at September 30, 1994 were $215 million, compared with $284 million at year-end 1993.

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

     USX has been notified that it is a potentially responsible party ("PRP") at nine waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1994. In addition, there are 22 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 40 additional sites, excluding retail gasoline stations, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The number of waste sites in and of itself does not necessarily represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site, and USX's share of responsibility varies significantly.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment (see Note 11 to the Marathon Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                        ---------------------------------
                                ($'s in Millions)
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                -------------   -------------
                                                 1994    1993    1994     1993
                                                 ----    ----    ----     ----

SALES                                           $3,497  $2,983  $9,349   $9,040

OPERATING INCOME (LOSS)
 Exploration & Production
   Domestic                                        $53     $10    $119     $114
   International                                    20     (19)     30      (15)
 Refining, Marketing & Transportation              123     146     249      296
 Gas Gathering & Processing                         (1)     (1)     (1)       -
 Administrative                                    (15)    (22)    (56)     (57)
                                                ------  ------  ------   ------
                                                  $180    $114    $341     $338
 Inventory Market Val. Res. Adjustment             (63)    (30)    158      (54)
                                                ------  ------  ------   ------
Total Marathon Group                              $117     $84    $499     $284

CAPITAL EXPENDITURES                              $187    $215    $464     $646

EXPLORATION EXPENSES                               $37     $43    $105     $108

OPERATING STATISTICS
Net Liquid Hydrocarbon Production (A):
 Domestic                                        107.7   109.3   109.1    111.2
 International                                    79.5    47.8    60.5     45.7
                                                ------  ------  ------   ------
   Worldwide                                     187.2   157.1   169.6    156.9

Net Natural Gas Production (B):
 Domestic                                        551.7   506.2   564.9    531.1
 International                                   333.6   345.1   370.3    368.9
                                                ------  ------  ------   ------
   Worldwide                                     885.3   851.3   935.2    900.0

Average Sales Prices:
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $14.72  $13.88  $13.37   $15.24
   International                                 16.21   15.89   15.42    16.88
 Natural Gas (per Mcf)
   Domestic                                      $1.94   $1.89   $2.03    $1.91
   International                                  1.51    1.49    1.47     1.55

Crude Oil Refined (A)                            535.0   580.8   502.8    563.0
Refined Products Sold (A)                        743.8   733.4   729.9    719.2

  (A) Thousands of barrels per day
  (B) Millions of cubic feet per day

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1994   1993*    1994    1993*
- --------------------------------------------------------------------------------
- ---
SALES                                           $1,505  $1,429  $4,423   $4,064

OPERATING COSTS:
 Cost of sales (excludes items shown below)      1,297   1,253   3,943    4,044
 Selling, general and administrative
  expenses (credits)                               (30)    (22)    (91)     (85)
 Depreciation, depletion and amortization           79      77     237      233
 Taxes other than income taxes                      53      55     164      158
                                                ------  ------  ------   ------
   Total operating costs                         1,399   1,363   4,253    4,350
                                                ------  ------  ------   ------
OPERATING INCOME (LOSS)                            106      66     170     (286)
Other income                                        14       6      46      133
Interest and other financial income                  3       5       9       16
Interest and other financial costs                 (40)    (51)   (115)    (322)
                                                ------  ------  ------   ------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                               83      26     110     (459)

Less credit for estimated income taxes              (7)     (7)     (1)    (166)
                                                ------  ------  ------   ------
TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                  90      33     111     (293)

Cumulative effect of changes in
 accounting principle                                -       -       -      (69)
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                   90      33     111     (362)

Dividends on preferred stock                        (6)     (7)    (19)     (16)
                                                ------  ------  ------   ------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK        $84     $26     $92    $(378)
                                                ======  ======  ======   ======








*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on pages 43-47.

                      U. S. STEEL GROUP OF USX CORPORATION
                 STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
                 -----------------------------------------------

                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1994   1993*    1994    1993*
- --------------------------------------------------------------------------------
- --
STEEL STOCK DATA
Income per share:
 Total income (loss) before cumulative
  effect of change in accounting
  principle - primary                            $1.11    $.41   $1.23   $(4.94)
          - fully diluted                         1.05     .41    1.23    (4.94)

 Cumulative effect of change in accounting
    principle - primary and fully diluted            -       -       -    (1.11)

   Net income (loss) - primary                    1.11     .41    1.23    (6.05)
                 - fully diluted                  1.05     .41    1.23    (6.05)

 Weighted average shares, in thousands:
   - Primary                                    75,674  67,142  74,947   62,379
   - Fully diluted                              86,596  68,392  76,197   62,379

 Dividends paid per share                          .25     .25     .75      .75











*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on pages 43-47.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                              $24           $79
  Receivables, less allowance for doubtful
   accounts of $6 and $5                                 532           583
  Receivable from other groups                            50            13
  Inventories                                            613           629
  Deferred income tax benefits                           289           269
  Other current assets                                     -             2
                                                     -------       -------
     Total current assets                              1,508         1,575
Long-term receivables and other investments,
 less reserves of $22 and $22                            668           685
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,924 and $5,984                                     2,536         2,653
Long-term deferred income tax benefits                   465           538
Prepaid pensions                                       1,188         1,084
Other noncurrent assets                                   76            81
                                                     -------       -------
     Total assets                                     $6,441        $6,616
                                                     =======       =======
LIABILITIES
Current liabilities:
  Notes payable                                          $46            $-
  Accounts payable                                       665         1,048
  Payroll and benefits payable                           335           349
  Accrued taxes                                          232           180
  Accrued interest                                        22            33
  Long-term debt due within one year                      25            11
                                                     -------       -------
     Total current liabilities                         1,325         1,621
Long-term debt, less unamortized discount              1,405         1,540
Employee benefits                                      2,489         2,491
Deferred credits and other liabilities                   284           347
Preferred stock of subsidiary                             64             -
                                                     -------       -------
     Total liabilities                                 5,567         5,999

STOCKHOLDERS' EQUITY
Preferred stock                                           32            32
Common stockholders' equity                              842           585
                                                     -------       -------
     Total stockholders' equity                          874           617
                                                     -------       -------
     Total liabilities and stockholders' equity       $6,441        $6,616
                                                     =======       =======

Selected notes to financial statements appear on pages 43-47.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1994        1993*
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                       $111         $(362)
Adjustments to reconcile to net cash provided from (used in)
 operating activities:
  Accounting principle change                              -            69
  Depreciation, depletion and amortization               237           233
  Pensions                                              (105)         (167)
  Postretirement benefits other than pensions             51            82
  Deferred income taxes                                   49          (199)
  Gain on disposal of assets                              (9)         (139)
  Changes in:
     Current receivables - sold                           10            60
                         - operating turnover            (15)         (100)
     Inventories                                         (47)          (20)
     Current accounts payable and accrued expenses      (336)          783
  All other items - net                                  (16)          (69)
                                                       ------        ------
     Net cash provided from (used in)
      operating activities                               (70)          171
                                                       ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (171)         (136)
Disposal of assets                                        16           154
All other items - net                                     (4)          (23)
                                                       ------        ------
     Net cash used in investing activities              (159)           (5)
                                                       ------        ------
FINANCING ACTIVITIES:
U. S. Steel Group activity - debt attributed to all
 groups - net                                            (14)         (779)
Specifically attributed debt:
 Borrowings                                                4            12
 Repayments                                              (29)          (14)
Attributed preferred stock of subsidiary                  62             -
Issuance of common stock of subsidiary                    11             -
Preferred stock issued                                     -           336
Steel Stock issued                                       213           363
Dividends paid                                           (73)          (62)
                                                       ------        ------
     Net cash provided from (used in)
      financing activities                               174          (144)
                                                       ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (55)           22
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            79            22
                                                       ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $24           $44
                                                       ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(167)        $(132)
  Income taxes refunded including settlements
   with other groups                                      46            21

*Restated as a result of the adoption of a new accounting standard. Selected notes to financial statements appear on pages 43-47.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1993. Financial data for the first nine months of 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112) (see Note 8).

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

     Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the U. S. Steel Group, the Marathon Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-
     U. S. Steel Group Common Stock (Steel Stock), USX-Marathon Group Common Stock (Marathon Stock) and USX-Delhi Group Common Stock (Delhi Stock) are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

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

                                                         (In millions)
                                                    -----------------------
                                                   September 30 December 31
                                                       1994         1993
                                                   ------------ -----------
    Raw materials                                        $26         $108
    Semi-finished products                               349          329
    Finished products                                    150          125
    Supplies and sundry items                             88           67
                                                        ----          ----
      Total                                             $613         $629
                                                        ====         ====

     Cost of sales was reduced by $12 million in the first nine months of 1993 ($2 million decrease in the third quarter of 1993) as a result of liquidations of LIFO inventories (immaterial in the 1994 periods).

 4. Pretax income (loss) in the first nine months of 1993 included a $633 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad (B&LE). Charges of $438 million were included in operating costs and $195 million ($14 million in the third quarter) included in interest and other financial costs. The effect on net income (loss) was $406 million unfavorable ($6.50 per share).

 5. Operating income (loss) included net periodic pension credits of $93 million and $155 million in the first nine months of 1994 and 1993, respectively, ($32 million and $52 million in the third quarter of 1994 and 1993, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 5.  (Continued)

     expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was reduced to 9% in 1994 from 10% in 1993.

 6. Other income in the first nine months of 1993 included a pretax gain of $139 million from disposal of assets, primarily related to the second quarter sale of the Cumberland coal mine.

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

     The credit for estimated income taxes for the U. S. Steel Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the U. S. Steel, Marathon and Delhi Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

     The provision for the third quarter and first nine months of 1994 included a one-time $32 million deferred tax benefit related to the excess of tax over financial basis in shares of RMI Titanium Company (RMI), concurrent with the adoption of equity accounting for RMI. The third quarter 1993 income tax provision included a $20 million favorable effect associated with an increase in the federal income tax rate from 34% to 35%. This credit reflected a $15 million remeasurement of deferred federal income tax assets as of January 1, 1993, and a $5 million tax credit related to 1993 pretax losses.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


11. The U. S. Steel Group has entered into an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At September 30, 1994, the balance of sold accounts receivable that had not been collected was $350 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $70 million. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At September 30, 1994, the balance of sold loans receivable subject to recourse was $150 million. As of September 30, 1994, USX Credit had outstanding loan commitments of $29 million. USX Credit is not actively making new loan commitments. In the event of a change in control of USX, as defined in the agreement, the
    U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

12. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the
    U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U.
    S. Steel Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In the first nine months of 1994, USX paid $367 million to settle substantially all of the remaining judgments against the B&LE in the Lower Lake Erie Iron Ore Antitrust Litigation. Two remaining plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

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


     12.(Continued)

     USX believes actual damages will be substantially less than plaintiffs' estimates. In the first quarter of 1994, USX entered into settlement agreements with 208 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX. An order dismissing these plaintiffs from the case with prejudice was entered on May 31, 1994.

     The U. S. Steel Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. The U. S. Steel Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of these accruals coincide with completion of a feasibility study or the commitment to a formal plan of action. Estimated mine reclamation costs are accrued based on actual clean tons of coal produced. At September 30, 1994, accrued liabilities for remediation and mine reclamation totaled $150 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $185 million at September 30, 1994. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of September 30, 1994, the largest guarantee for a single affiliate was $94 million.

     At September 30, 1994, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $94 million compared with $105 million at December 31, 1993.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of a wide range of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, and leasing and financing activities. The following discussion should be read in conjunction with the third quarter 1994 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes.

Results of Operations
- ---------------------
     The U. S. Steel Group had net income of $90 million, or $1.11 per share, in the third quarter of 1994, compared with restated net income of $33 million, or $.41 per share, in the same quarter of 1993. The U. S. Steel Group had net income of $111 million, or $1.23 per share, in the first nine months of 1994. The net loss in the first nine months of 1993 was $362 million, or $6.05 per share, as restated to reflect the unfavorable $69 million ($1.11 per share) cumulative effect of a change in accounting principle.

     Third quarter 1994 sales totaled $1.5 billion, compared with $1.4 billion in the same quarter last year. The $76 million increase mainly reflected higher steel prices and shipment volumes, revenue related to the sale of coal seam methane gas royalty interests and increased commercial shipments of coke, partially offset by lower project revenues from engineering and consulting services and lower revenues following the adoption of equity accounting for RMI Titanium Company during the third quarter of 1994. Sales in the first nine months of 1994 totaled $4.4 billion, compared with $4.1 billion in the first nine months of 1993. The $359 million improvement mainly resulted from higher steel shipment volumes and prices and increased commercial shipments of coke, partially offset by lower commercial shipments of coal.

     The U. S. Steel Group reported operating income of $106 million in the third quarter of 1994, compared with restated operating income of $66 million in the same quarter of 1993. The $40 million improvement was primarily due to improved results from Steel and Related Businesses.

     Steel and Related Businesses reported operating income of $83 million in the third quarter of 1994, compared with operating income of $45 million in the same quarter last year. The increase was predominantly due to higher average prices for steel products, as well as income of $13 million related to the sale of coal seam methane gas royalty interests, improved results from coal operations and higher steel shipment volumes. These favorable items were partially offset by higher pension and labor costs and unfavorable effects resulting from planned blast furnace outages at Gary (IN) Works and Fairfield
(AL) Works.

     Other Businesses had an operating loss of $5 million in the third quarter of 1994, compared with an operating loss of $8 million in the same quarter of 1993.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income from Administrative, which includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group, as well as the portion of USX corporate general and administrative costs allocated to the U. S. Steel Group, totaled $28 million in the third quarter of 1994, compared with $29 million in the third quarter of 1993.

     The U. S. Steel Group reported operating income of $170 million in the first nine months of 1994, compared with a restated operating loss of $286 million in the same period of 1993. The operating loss in the first nine months of 1993 included a $438 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad ("B&LE"), a former USX subsidiary, and benefited from a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits. Excluding these items, operating income in the first nine months of 1994 improved by $57 million from the first nine months of 1993. The increase primarily reflected higher steel prices and shipment volumes, partially offset by higher pension, labor and scrap metal costs and the adverse effects of outages at Mon Valley (PA) Works and Gary Works.

     Other income in the first nine months of 1993 included a pretax gain of $139 million from the disposal of assets, including the sales of the Cumberland coal mine and an investment in an insurance company. Income from affiliated operations in the third quarter and first nine months of 1994 improved by $11 million and $41 million, respectively, from the same periods in 1993.

     Net interest and other financial costs in the third quarter and first nine months of 1993 included $14 million and $195 million, respectively, of interest expense related to the B&LE litigation.

     The provision (credit) for estimated income taxes for the U. S. Steel Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The income tax provision for the third quarter and first nine months of 1994 included a one-time $32 million deferred tax benefit (see Note 7 to the U. S. Steel Group financial statements). The third quarter 1993 income tax provision included a $20 million favorable effect associated with an increase in the federal income tax rate from 34% to 35%. This credit reflected a $15 million remeasurement of deferred federal income tax assets as of January 1, 1993, and a $5 million tax credit related to 1993 pretax losses.

     Third quarter 1994 steel shipments of 2.6 million tons and raw steel production of 2.9 million tons increased 3% and 2%, respectively, from the same quarter of 1993. Steel shipments and raw steel production in the first nine months of 1994 totaled 7.7 million tons and 8.5 million tons, respectively. These represented increases of 5% and 2%, respectively, from the same period in 1993. Raw steel capability utilization averaged approximately 95% in the third quarter and first nine months of 1993 and 1994.

     Favorable steel market conditions are presently expected to continue into 1995. U. S. Steel's order book remains healthy and further price increases on most

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

steel products have been announced effective January 1, 1995. Shipments in the fourth quarter of 1994 are expected to be higher than third quarter shipments as some customers may increase purchases prior to these price increases. During the first quarter of 1995, operating rates are expected to be reduced by planned blast furnace outages at Gary Works and Fairfield Works.

     The domestic steel industry has been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 19%, 17% and 18% of the domestic steel market in 1993, 1992 and 1991, respectively. Following the decision by the International Trade Commission ("ITC") in July 1993, levels of imported steel increased with imports accounting for an estimated 22% of the domestic steel market in the fourth quarter of 1993 and 24% in the first eight months of 1994. However, market prices for steel products have generally remained firm because of strong demand, and USX has successfully obtained some price increases. While USX is unable to predict the effect the ITC decision may have on the business or results of operations of the U. S. Steel Group, the higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with the U.S. Department of Commerce and the ITC asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of oil country tubular goods ("OCTG"). On August 15, 1994, the ITC unanimously issued a preliminary ruling that there is a reasonable indication that U. S. Steel and six other domestic OCTG producers have been injured by illegal subsidies and dumping. Under the applicable statute, the U. S. Department of Commerce must now issue its preliminary determination with respect to the unfair trade practices alleged by the petitioners. The statute provides for the determination to be made in December 1994 subject to a possible extension to January 1995. USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U.
S. Steel Group.

     In October 1994, the U. S. Steel Group entered into a letter of intent with Nucor Corporation and Praxair, Inc. for establishment of a joint venture to develop a new technology to produce steel directly from iron carbide. The parties would initially conduct a feasibility study of the iron carbide to steel process. If the feasibility study proves successful, the joint venture company would construct a demonstration plant to develop and evaluate the commercial feasibility of the steelmaking process.

Cash Flows
- ----------
     Net cash used in operating activities was $70 million in the first nine months of 1994, compared with net cash provided from operating activities of $171 million in the same period of 1993. The decrease primarily reflected payments of $367 million in 1994 to settle substantially all of the remaining judgments from the B&LE litigation. In addition, net cash provided from operating activities in the first nine months of 1993 benefited from a $103 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits. Excluding the 1994 payments and the

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

1993 favorable effect, net cash flows from operating activities in the first nine months of 1994 improved $229 million from the same period in 1993.

     Cash from the disposal of assets totaled $16 million in the first nine months of 1994, compared with $154 million in the first nine months of 1993. The 1993 proceeds mainly reflected the sales of the Cumberland coal mine and investments in an insurance company and a foreign manganese mining affiliate.

     Financial obligations increased by $23 million in the first nine months of 1994, primarily reflecting the U. S. Steel Group's net cash flows from operating and investing activities, partially offset by proceeds from the issuance of Steel Stock. These financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the
U. S. Steel Group.

     In February 1994, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million which were reflected in their entirety in the
U. S. Steel Group financial statements.

     The U. S. Steel Group engages in hedging activities in the normal course of its business. Commodity swaps are used to hedge exposure to price fluctuations relevant to the purchase of natural gas. While hedging activities are generally used to reduce risks from unfavorable price movements, they also may limit the opportunity to benefit from favorable movements. The U. S. Steel Group's hedging activities have not been significant in relation to its overall business activity. Management believes that its use of hedging instruments will not have a material effect on the financial position, liquidity or results of operations of the U. S. Steel Group.

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- --------------------
     U. S. Steel Group capital expenditures for property, plant and equipment in the third quarter and first nine months of 1994 were $63 million and $171 million, respectively, compared with $54 million and $136 million, respectively, in the same periods in 1993.

     For the year 1994, capital expenditures are expected to total approximately $250 million, compared with $198 million in 1993.

     Contract commitments for capital expenditures at September 30, 1994, were $94 million, compared with $105 million at year-end 1993.

Environmental Matters, Contingencies and Commitments
- ----------------------------------------------------
     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of PAGE> 52

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of their operating facilities and their production methods.

     USX has been notified that it is a potentially responsible party ("PRP") at 35 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1994. In addition, there are 25 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 36 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The number of waste sites in and of itself does not necessarily represent a relevant measure of liability because the nature and extent of environmental concerns vary from site to site, and USX's share of responsibility varies significantly.

     The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment (see Note 12 to the U. S. Steel Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------
                                ($'s in Millions)
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  --------------
                                                 1994    1993    1994     1993
                                                 ----    ----    ----     ----
SALES (A)

 Steel and Related Businesses (A)               $1,473  $1,386  $4,289   $3,933
 Other Businesses (B)                               32      43     134      131
                                                ------  ------  ------   ------
Total U. S. Steel Group                         $1,505  $1,429  $4,423   $4,064


OPERATING INCOME (LOSS)

 Steel and Related Businesses (A)                  $83     $45    $111      $75
 Other Businesses (B)                               (5)     (8)    (15)     (18)
 Administrative (C)                                 28      29      74     (343)
                                                ------  ------  ------   ------
Total U. S. Steel Group                           $106     $66    $170    $(286)


CAPITAL EXPENDITURES                               $63     $54    $171     $136


OPERATING STATISTICS

 Public & Affiliated Steel Shipments (D)         2,553   2,478   7,650    7,284
 Raw Steel-Production (D)                        2,883   2,831   8,544    8,408
 Raw Steel-Capability Utilization                95.4%   94.8%   95.3%    94.9%


  (A) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; and engineering and consulting services and technology licensing.

  (B) Includes real estate; fencing products and leasing and financing activities. Included titanium metal products for periods prior to August 1, 1994.

  (C) Includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group, as well as the portion of USX corporate general and administrative costs allocated to the U. S. Steel Group. Administrative in the nine months ended September 30, 1993, included charges of $438 million, recorded in the second quarter of 1993, related to the B&LE litigation.

  (D) Thousands of net tons.

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1994    1993    1994     1993
- --------------------------------------------------------------------------------
- ---
SALES                                           $133.7  $131.3  $424.3   $391.3

OPERATING COSTS:
 Cost of sales (excludes items shown below)      118.4   106.6   375.8    307.0
 Selling, general and administrative expenses      5.9     6.8    22.3     21.1
 Depreciation, depletion and amortization          5.7     8.8    24.3     27.7
 Taxes other than income taxes                     1.9     1.3     6.2      5.8
 Restructuring charges                               -       -    37.4        -
                                                ------  ------  ------   ------
   Total operating costs                         131.9   123.5   466.0    361.6
                                                ------  ------  ------   ------
OPERATING INCOME (LOSS)                            1.8     7.8   (41.7)    29.7
Other income (loss)                                  -     1.0    (1.3)     4.9
Interest and other financial costs                (3.0)   (2.8)   (8.6)    (7.7)
                                                ------  ------  ------   ------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES           (1.2)    6.0   (51.6)    26.9

Less provision (credit) for estimated
 income taxes                                      (.2)    6.7   (19.4)    16.8
                                                ------  ------  ------   ------

NET INCOME (LOSS)                                 (1.0)    (.7)  (32.2)    10.1

Dividends on preferred stock                         -       -     (.1)     (.1)
Net loss (income) applicable to Retained
 Interest                                           .3      .2    10.5     (3.6)
                                                ------  ------  ------   ------
NET INCOME (LOSS) APPLICABLE TO OUTSTANDING
 DELHI STOCK                                      $(.7)   $(.5) $(21.8)    $6.4
                                                ======  ======  ======   ======
DELHI STOCK DATA
 Weighted average shares, in thousands
   - Primary                                     9,438   9,060   9,396    9,037
   - Fully diluted                               9,438   9,060   9,396    9,038

   Net income (loss) per share - primary and
    and fully diluted                            $(.07)  $(.05) $(2.32)    $.71

Dividends paid per share                          $.05    $.05    $.15     $.15



Selected notes to financial statements appear on pages 57-60.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                              $.1          $3.8
  Receivables, less allowance for doubtful
   accounts of $.7 and $.5                               6.2          24.2
  Inventories                                            8.7           9.6
  Receivable from Marathon Group                         1.6             -
  Other current assets                                   4.9           4.6
                                                      ------        ------
     Total current assets                               21.5          42.2
Long-term receivables and other investments             12.7          14.7
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $491.6 and $491.5                                     478.7         521.8
Other noncurrent assets                                  2.2           1.7
                                                      ------        ------
     Total assets                                     $515.1        $580.4
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $3.1            $-
  Accounts payable                                      83.8          88.9
  Payable to the U. S. Steel Group                         -            .3
  Payroll and benefits payable                           4.3           1.8
  Accrued taxes                                         12.1           8.1
  Accrued interest                                       1.3           2.7
  Long-term debt due within one year                     1.4            .6
                                                      ------        ------
     Total current liabilities                         106.0         102.4
Long-term debt, less unamortized discount               88.6         109.0
Long-term deferred income taxes                        133.0         154.0
Deferred credits and other liabilities                  12.6           9.5
Preferred stock of subsidiary                            3.8             -
                                                      ------        ------
     Total liabilities                                 344.0         374.9

STOCKHOLDERS' EQUITY
Preferred stock                                          2.5           2.5
Common stockholders' equity                            168.6         203.0
                                                      ------        ------
     Total stockholders' equity                        171.1         205.5
                                                      ------        ------
     Total liabilities and stockholders' equity       $515.1        $580.4
                                                      ======        ======




Selected notes to financial statements appear on pages 57-60.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1994         1993
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                     $(32.2)        $10.1
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization              24.3          27.7
  Pensions                                               1.9           1.1
  Deferred income taxes                                (21.0)           .9
  Gain on disposal of assets                             (.6)         (2.9)
  Restructuring charges                                 37.4             -
  Changes in:
     Current receivables - sold                         (6.9)         (6.5)
                        - operating turnover             23.2          1.0
     Inventories                                          .9            .4
     Current accounts payable and accrued expenses       (.4)         (8.1)
  All other items - net                                  2.8          (5.2)
                                                      ------        ------
     Net cash provided from operating activities        29.4          18.5
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (21.7)        (21.0)
Disposal of assets                                       4.1           4.2
All other items - net                                      -            .4
                                                      ------        ------
     Net cash used in investing activities             (17.6)        (16.4)
                                                      ------        ------
FINANCING ACTIVITIES:
Delhi Group activity - USX debt attributed to all
 groups - net                                          (17.0)          2.2
Attributed preferred stock of subsidiary                 3.7             -
Dividends paid                                          (1.5)         (1.4)
Payment attributed to Retained Interest                  (.7)          (.8)
                                                      ------        ------
  Net cash used in financing activities                (15.5)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (3.7)          2.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           3.8            .1
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.1          $2.2
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid              $(9.4)        $(7.7)
  Income taxes paid including settlements
   with other groups                                     (.2)        (18.5)



Selected notes to financial statements appear on pages 57-60.

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

     The Board has designated 14,003,205 shares of USX-Delhi Group Common Stock (Delhi Stock) to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group as of September 30, 1994. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,437,891 outstanding shares at September 30, 1994, is approximately 67%. The Marathon Group financial statements reflect a Retained Interest in the Delhi Group of approximately 33%.

     Although the financial statements of the Delhi Group, the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Delhi Group, the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of Delhi Stock, USX-Marathon Group Common Stock (Marathon Stock) and USX-U. S. Steel Group Common Stock (Steel Stock) are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of common stock. Accordingly, the USX consolidated financial information should be read in connection with the Delhi Group financial information.

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

                                                         (In millions)
                                                     ----------------------
                                                   September 30 December 31
                                                       1994         1993
                                                   ------------ -----------
    Natural gas in storage                              $6.6         $6.8
    NGLs in storage                                       .3           .4
    Materials and sundry items                           1.8          2.4
                                                        ----          ----
      Total                                             $8.7         $9.6
                                                        ====          ====

 5. In the first nine months of 1994, restructuring charges totaling $39.9 million were recorded for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. Charges of $37.4 million were included in operating costs and $2.5 million included in other income in the second quarter of 1994.

 6. Other income in the first nine months of 1993 included a pretax gain of $2.9 million from disposal of assets ($.8 million in the third quarter). The disposal of assets included a pretax gain of $1.6 million from the first quarter 1993 sale of a 25% interest in a natural gas transmission partnership in the first quarter. The tax provision for estimated U.S. income taxes in the first nine months of 1993 included an unfavorable tax effect associated with the sale of the partnership interest, which resulted in a $1.2 million net loss on the transaction.

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

     The third quarter 1993 income tax provision included a $4.4 million charge associated with an increase in the federal income tax rate from 34% to 35%. This charge reflected a $4.1 million remeasurement of deferred federal income tax liabilities as of January 1, 1993, and $.3 million effect related to taxes on 1993 pretax income.

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

 9. Certain of the Delhi Group accounts receivable are sold in combination with the Marathon Group accounts receivable under a limited recourse agreement. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. At September 30, 1994, the balance of the Delhi Group's sold accounts receivable that had not been collected was $66.8 million. In the event of a change in control of USX, as defined in the agreement, the Delhi Group may be required to forward payments collected on sold Delhi Group accounts receivable to the buyers.

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

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the third quarter 1994 USX consolidated financial information and the Delhi Group financial statements and selected notes.

Results of Operations
- ---------------------
     The Delhi Group had a net loss of $1.0 million, or $.07 per share, in the third quarter of 1994, compared with a net loss of $0.7 million, or $.05 per share, in the third quarter of 1993. The Delhi Group had a net loss of $32.2 million, or $2.32 per share, in the first nine months of 1994, compared with net
income of   $10.1 million, or $.71 per share, in the first nine months of 1993.

     Sales totaled $133.7 million in the third quarter of 1994, compared with $131.3 million in the third quarter of 1993. The improvement primarily reflected increased volumes from the Delhi Group's trading business and from spot market sales, partially offset by lower average prices for natural gas. Sales totaled $424.3 million in the first nine months of 1994, compared with $391.3 million in the first nine months of 1993. The improvement primarily reflected increased volumes from the Delhi Group's trading business and from spot market sales, partially offset by lower average prices for natural gas and a decline in average prices for natural gas liquids ("NGLs").

     The Delhi Group had operating income of $1.8 million in the third quarter of 1994, compared with $7.8 million in the third quarter of 1993. Operating income in the third quarter of 1994 included a $0.8 million favorable effect of the reversal of prior-period accruals related to the settlement of certain
contractual matters.   Operating income in the third quarter of 1993 included a
$0.8 million refund of prior years' sales taxes. Excluding the effects of these items, third quarter 1994 operating income declined by $6.0 million from the third quarter of 1993. This decrease was due primarily to lower gas sales margin, reflecting a decline in premiums (principally from one customer, Southwestern Electric Power Company ("SWEPCO") and lower spreads on spot market sales. This was partially offset by lower depreciation expense as a result of restructuring activity, higher natural gas throughput volumes and lower average gas processing plant feedstock (natural gas) costs.

     The Delhi Group had an operating loss of $41.7 million in the first nine months of 1994, compared with operating income of $29.7 million in the first nine months of 1993. The operating loss in the first nine months of 1994 included restructuring charges of $37.4 million, expenses of $1.7 million related to a work force reduction program, other employment-related costs of $2.0 million, charges related to certain contractual matters of $0.3 million and a $1.6 million favorable pretax effect of the settlement of litigation related to a prior-year take-or-pay claim. Operating income in the first nine months of 1993 included favorable effects of $1.8 million for the reversal of a prior-period accrual related to a natural gas contract settlement, $0.8 million for a
refund of prior-years' sales taxes and   $0.8 million related to gas imbalance
settlements. Excluding the effects of these items, the operating loss in the first nine months of 1994 was $1.9 million, down $28.2 million from operating income of $26.3 million in the first nine months of

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

1993. This decrease was due primarily to lower gas sales margin and lower average NGLs prices, partially offset by higher natural gas throughput volumes and lower depreciation expense.

     In June, following a management review of the group's overall cost structure and asset base, the USX Board of Directors authorized a plan for the disposition of certain non-strategic assets in Arkansas, Kansas, Louisiana, Oklahoma and Texas, including pipeline systems comprised of approximately 1,500 miles of gas pipeline and four gas processing plants. The Delhi Group recorded noncash pretax restructuring charges totaling $39.9 million in the second quarter of 1994 for the write-down of these assets to estimated net realizable value. Charges of $37.4 million were included in operating costs and a charge of $2.5 million was included in other income (loss). Depreciation expense reductions related to the restructuring totaled $3.1 million in the third quarter of 1994; reductions are expected to total approximately $3.1 million in the fourth quarter of 1994 and approximately $7.4 million in the year 1995. As of November 1, 1994, the Delhi Group had disposed of approximately one-third of the assets authorized under the restructuring plan.

     In addition to the restructuring charges, the Delhi Group recorded pretax employee reorganization expenses of $1.7 million in the second quarter of 1994, primarily reflecting employee severance and relocation costs associated with a work force reduction program designed to realign the organization with current business conditions. The program affected regional and headquarters employees in various job functions, and is expected to result in an annual reduction in employment costs of approximately $5 million, following full implementation.

     The Delhi Group attempts to sell all of the natural gas available on its systems each month. Natural gas volumes not sold to its premium markets are typically sold in the spot market, generally at lower average unit margins than those realized from premium sales. Gas sales margin in the first nine months of 1994 declined from the first nine months of 1993 due primarily to lower premiums from SWEPCO and other customers and a decline in margins from spot market sales. Gas sales margins from SWEPCO declined by $12.0 million from the first nine months of 1993 (of which $4.9 million occurred in the third quarter), reflecting the terms of a new natural gas purchase agreement providing for market sensitive prices beginning in February 1994. The decline in margins from spot market sales mainly reflected declines in natural gas prices.

     Transportation throughput in the third quarter and first nine months of 1994 declined by 16% and 17%, respectively, from the comparable 1993 periods, primarily due to increased competition and natural production declines on third-party wells.

     Natural gas volumes from trading sales totaled 117.4 million cubic feet per day in the third quarter of 1994. The Delhi Group anticipates continued expansion of its trading business in the future. The trading business involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems, and the subsequent sale of like volumes. Unit margins earned in the trading business are usually significantly less than those earned on system sales.

     The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------------

plant's operation. Unit margins from gas processing are a function of the sales prices for NGLs, which tend to fluctuate with changes in the price of crude oil, and the cost of natural gas feedstocks from which NGLs are extracted. Due to unfavorable economics in late 1993 and early 1994, the Delhi Group chose not to fully process some gas, resulting in a 22% decline in first quarter 1994 NGLs sales volumes as compared with the first quarter of 1993. Second and third quarter 1994 average NGLs sales volumes and gas processing gross margins improved significantly from the depressed first quarter 1994 levels. Despite this improvement, average NGLs sales volumes and gas processing gross margin in the first nine months of 1994 were lower than in the comparable 1993 period by 8% and 49%, respectively.

     Third quarter 1994 other income declined by $1.0 million from the third quarter of 1993. Other income in the third quarter of 1993 included a $0.8 million pretax gain on the sale of nonstrategic Colorado gas gathering systems. Other loss of $1.3 million in the first nine months of 1994 included a $2.5 million restructuring charge. Other income of $4.9 million in the first nine months of 1993 included a $1.6 million pretax gain on the sale of the Delhi Group's 25% interest in a natural gas transmission partnership and a $0.9 million favorable pretax effect of a prior asset acquisition, in addition to the previously mentioned $0.8 million gain on the sale of Colorado gas gathering systems.

     The provision for estimated U.S. income taxes is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The third quarter 1993 income tax provision included a $4.4 million unfavorable effect of remeasuring income tax liabilities associated with an increase in the federal income tax rate from 34% to 35%. This charge reflected a $4.1 million remeasurement of deferred federal income tax liabilities as of January 1, 1993, and a $0.3 million effect related to taxes on 1993 pretax income. The income tax provision for the first nine months of 1993 included a $2.8 million unfavorable effect associated with the sale of the Delhi Group's interest in a natural gas transmission partnership, in addition to the previously mentioned $4.4 million remeasurement effect.

     The Delhi Group's operating results are affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The level of gas sales margin is greatly influenced by the demand for premium services and the volatility of natural gas prices. Because the strongest demand for gas and the highest gas sales unit margins generally occur during the winter heating season, the Delhi Group has historically recognized the greatest portion of income from its gas sales business during the first and fourth quarters of the year. Quarterly levels of gas sales margin are difficult to accurately project. However, fourth quarter 1994 gas sales margin from two contracts will be lower than the prior-year fourth quarter by a total of approximately $5.5 million as a result of the terms of the new natural gas purchase agreement with SWEPCO and the expiration in August 1994 of one of the Delhi Group's contracts with Central Power and Light Company ("CP&L"), a utility electric generator serving south Texas. On the basis of sales revenues, SWEPCO and CP&L, who are owned by a common parent, were each among the Delhi Group's four largest customers for the year 1993.

Cash Flows
- ----------
     Net cash provided from operating activities was $29.4 million in the first nine months of 1994, up $10.9 million from the first nine months of 1993. The

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

effect of lower income was more than offset by a decline in income tax payments (including settlements with other groups), favorable working capital changes (including the collection of receivables in the first quarter relating to a natural gas contract dispute with SWEPCO which was settled in 1994) and the receipt of a $3.8 million advance payment under the terms of a gas purchase contract.

     Cash provided from the disposal of assets was $4.1 million in the first nine months of 1994, compared with $4.2 million in the first nine months of 1993. The 1994 amount included proceeds of $3.0 million from the sale of the North Louisiana System. The 1993 amount included proceeds of $1.9 million from the sale of the Delhi Group's interest in a natural gas transmission partnership and $1.6 million from the sale of nonstrategic gas gathering systems in Colorado.

     Financial obligations decreased by $13.3 million in the first nine months of 1994, primarily reflecting the Delhi Group's net cash provided from operating activities, partially offset by net cash used in investing activities.
Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

     The Delhi Group engages in hedging activities in the normal course of its business. Futures contracts are used to hedge exposure to price fluctuations relevant to the purchase or sale of natural gas. While hedging activities are generally used to reduce risks from unfavorable movements, they may also limit the opportunity to benefit from favorable movements. The Delhi Group's hedging activities have not been significant in relation to the Group's overall business activity. Management believes that its use of hedging instruments will not have a material effect on the financial position, liquidity or results of operations of the Delhi Group.

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- --------------------
     Delhi Group capital expenditures for property, plant and equipment totaled $7.8 million in the third quarter of 1994, down $1.9 million from the third quarter of 1993. Capital expenditures in the first nine months of 1994 totaled $21.7 million, an increase of $0.7 million from the first nine months of 1993.

     Capital expenditures in 1994 will reflect continued expenditures to connect dedicated gas reserves by the expansion or acquisition of gas gathering, processing and transmission assets, including those made available as a result of current industry conditions and regulatory initiatives. In September, the Delhi Group announced that negotiations for the purchase of the west Texas gathering and treating facilities of a Texas intrastate pipeline company had been terminated. The parties had previously announced that they had signed an agreement in principle for the purchase of these assets by the Delhi Group subject to execution of a definitive purchase agreement and receipt of necessary regulatory approvals. The level of the Delhi Group's capital spending in the fourth quarter of 1994 will be dependent on

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

the timing and availability of opportunities to enhance its presence in key operating areas. Capital expenditures for the year 1994 are expected to be in the range of $35 million to $40 million, compared with capital expenditures for the year 1993 of $42.6 million.

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

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------
                                ($'s in Millions)

                                        Third Quarter    Nine Months
                                            Ended           Ended
                                         September 30    September 30
                                        --------------  -------------
                                         1994    1993    1994     1993
                                         ----    ----    ----     ----

SALES                                   $133.7  $131.3  $424.3  $391.3

GROSS MARGIN

 Gas Sales and Trading Margin            $13.6   $24.3   $52.6   $76.8
 Transportation Margin                     3.3     3.7     9.0    11.3
                                        ------  ------  ------   ------
 Systems and Trading Margin               16.9    28.0    61.6    88.1
 Gas Processing Margin                     5.1     4.0     8.4    16.4
                                        ------  ------  ------   ------
 Total Gross Margin                      $22.0   $32.0   $70.0  $104.5

OPERATING INCOME                          $1.8    $7.8  $(41.7)  $29.7
 Restructuring Charges Included in
   Operating Loss                            -       -    37.4       -

CAPITAL EXPENDITURES                      $7.8    $9.7   $21.7   $21.0


OPERATING STATISTICS

Natural Gas Throughput (A):
 Natural Gas Sales                       600.4   547.3   625.8   542.7
 Transportation                          288.6   342.9   275.6   333.5
                                        ------  ------  ------   ------
 Systems Throughput                      889.0   890.2   901.4   876.2
 Trading Sales                           117.4       -    76.6       -
 Partnerships - equity share (B)          18.6    15.0    20.8    17.7
                                       -------  ------  ------   ------
 Total Sales Volumes                   1,025.0   905.2   998.8   893.9

Natural Gas Liquids Sales (C)            800.4   813.4   745.1   806.3


  (A) Millions of cubic feet per day
  (B) Related to an investment included in the second quarter 1994 plan of disposition
  (C) Thousands of gallons per day

Part II - Other Information:
- ----------------------------

Item 1.  LEGAL PROCEEDINGS

The following developments occurred during the the three months ended
September 30, 1994, with respect to certain matters discussed in USX's Form 10-K for the year ended December 31, 1993:

   U. S. Steel Group

          (a)  Inland Steel Patent Litigation

               On July 5, 1994, the Patent Office issued a decision rejecting all claims of the Inland patents. Inland is expected to file a response to this decision in November 1994 and has the right to appeal the Patent Office decision to the Patent Office Board of Appeals.

          (b)  Securities Litigation

               On August 8, 1994, the U.S. District Court denied the Company's motion to dismiss, and discovery is proceeding.

          (c)  Environmental Proceedings - Gary Works

               In September 1994, the U.S. Environmental Protection Agency (the "EPA") informed USX of its intent to demand civil penalties for alleged violations of the Clean Water Act at USX's Gary Works in Gary, Indiana. USX and the EPA have been engaged in ongoing discussions concerning water-related matters involving Gary Works, including the dredging of the Grand Calumet River. The penalty discussions are a part of those ongoing discussions. The initial penalty amount presented by the EPA was approximately $12
               million.   USX is continuing its discussion with the EPA
               concerning the penalty amount.

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

                                                    (In millions)
                                            -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1994    1993    1994    1993*
                                                 ----    ----    ----     ----
Income Data:
Net sales                                       $3,480  $2,953  $9,297   $8,955
Operating income                                   125      93     521      301
Total income before cumulative effect of
  changes in accounting principles                  97      38     277       36
Net income                                          97      38     277       13

*Restated as a result of the adoption of two new accounting standards.

                                                         (In millions)
                                                    -----------------------
                                                   September 30 December 31
                                                       1994         1993
                                                    ----------  -----------
Balance Sheet Data:
Assets:
Current assets                                        $2,525        $1,985
Noncurrent assets                                      8,903         9,015
                                                     -------       -------
Total assets                                         $11,428       $11,000
                                                     =======       =======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,431        $1,580
Noncurrent liabilities                                 8,612         8,312
Stockholder's equity                                   1,385         1,108
                                                     -------       -------

Total liabilities and stockholder's equity           $11,428       $11,000

                                                     =======       =======

- ----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

          4.   Instruments Defining the Rights of Security Holders, Including
               Indentures:

               (a)$2,325,000,000 Credit Agreement dated as of August 18, 1994.

          12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

          12.2 Computation of Ratio of Earnings to Fixed Charges.

   (b) REPORTS ON FORM 8-K

          None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.




      USX CORPORATION



By /s/ Lewis B. Jones
   ------------------
        Lewis B. Jones
       Vice President &
         Comptroller





















November 10, 1994