Form 10-K405
period 1994-12-31
USX CORP
filed 1995-03-20
CIK 101778

                                  FORM 10-K
                                                                           1994

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                      OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                        COMMISSION FILE NUMBER 1-5153

                               USX CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
        DELAWARE                                       25-0996816
 (State of Incorporation)                  (I.R.S. Employer Identification No.)
                 600 GRANT STREET, PITTSBURGH, PA 15219-4776
                   (Address of principal executive offices)
                           TEL. NO. (412) 433-1121
         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:*
================================================================================
                             TITLE OF EACH CLASS
- -------------------------------------------------------------------------------

USX-MARATHON GROUP                                                     ZERO COUPON CONVERTIBLE SENIOR DEBENTURES
  COMMON STOCK, PAR VALUE $1.00                                          DUE 2005
USX-U. S. STEEL GROUP                                                  7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2017
  COMMON STOCK, PAR VALUE $1.00                                        5-3/4% CONVERTIBLE SUBORDINATED DEBENTURES
USX-DELHI GROUP COMMON STOCK, PAR VALUE $1.00                            DUE 2001
ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK                             4-5/8% SUBORDINATED DEBENTURES DUE 1996
  (STATED VALUE $50.00 PER SHARE)                                      8-7/8% NOTES DUE 1997
6.50% CUMULATIVE CONVERTIBLE PREFERRED                                 8-3/4% CUMULATIVE MONTHLY INCOME PREFERRED SHARES,
  (LIQUIDATION PREFERENCE $50.00 PER SHARE)                              SERIES A (LIQUIDATION PREFERENCE $25 PER SHARE)**



- ------------------------------------------------------------------------------------------------------------------------------------
                        OBLIGATIONS OF MARATHON OIL COMPANY, A WHOLLY OWNED SUBSIDIARY OF THE REGISTRANT***
- ------------------------------------------------------------------------------------------------------------------------------------
8-1/2% SINKING FUND DEBENTURES DUE 2000                                9-3/4% GUARANTEED NOTES DUE 1999
8-1/2% SINKING FUND DEBENTURES DUE 2006                                7% GUARANTEED NOTES DUE 2002
====================================================================================================================================

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS. YES  X   NO
                                                ---     ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (Section 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES AS OF FEBRUARY 28, 1995: $7.3 BILLION. THE AMOUNT SHOWN IS BASED ON THE CLOSING PRICES OF THE REGISTRANT'S COMMON STOCKS ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON THAT DATE. SHARES OF COMMON STOCK HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT ARE NOT INCLUDED IN THE COMPUTATION. HOWEVER, THE REGISTRANT HAS MADE NO DETERMINATION THAT SUCH INDIVIDUALS ARE "AFFILIATES" WITHIN THE MEANING OF RULE 405 UNDER THE SECURITIES ACT OF 1933.

THERE WERE 287,185,912 SHARES OF USX-MARATHON GROUP COMMON STOCK, 76,206,339 SHARES OF USX-U. S. STEEL GROUP COMMON STOCK AND 9,437,891 SHARES OF USX-DELHI GROUP COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 1995.

DOCUMENTS INCORPORATED BY REFERENCE:
    PROXY STATEMENTS DATED APRIL 13, 1992 AND MARCH 10, 1995 FOR THE 1992 AND 1995 ANNUAL MEETINGS OF STOCKHOLDERS.
  ____________________
[FN]
    * THESE SECURITIES ARE LISTED ON THE NEW YORK STOCK EXCHANGE. IN ADDITION, THE COMMON STOCKS ARE LISTED ON THE CHICAGO STOCK EXCHANGE AND THE PACIFIC STOCK EXCHANGE.

   **  ISSUED BY USX CAPITAL LLC, A WHOLLY OWNED SUBSIDIARY OF THE REGISTRANT.

  *** ALL OF THE LISTED OBLIGATIONS OF MARATHON OIL COMPANY HAVE BEEN GUARANTEED BY THE REGISTRANT.

                                                      INDEX

PART I
               NOTE ON PRESENTATION . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

   Item 1.     BUSINESS
                     USX CORPORATION  . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .          4
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .         26
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38
   Item 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         50
   Item 3.     LEGAL PROCEEDINGS
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .         50
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .         51
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . .         57

PART II

   Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . .         58
   Item 6.     SELECTED FINANCIAL DATA
                     USX CONSOLIDATED   . . . . . . . . . . . . . . . . . . . . . . . . .         60
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .         62
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .         63
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64
   Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                     USX CONSOLIDATED   . . . . . . . . . . . . . . . . . . . . . . . . .       U-38
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .       M-24
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .       S-23
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       D-21
   Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     USX CONSOLIDATED   . . . . . . . . . . . . . . . . . . . . . . . . .        U-1
                     MARATHON GROUP   . . . . . . . . . . . . . . . . . . . . . . . . . .        M-1
                     U. S. STEEL GROUP  . . . . . . . . . . . . . . . . . . . . . . . . .        S-1
                     DELHI GROUP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        D-1
   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . .         65

PART III

   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . .         67
   Item 11.    MANAGEMENT REMUNERATION  . . . . . . . . . . . . . . . . . . . . . . . . .         68
   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68
   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . .         68

PART IV

   Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         69

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72

NOTE ON PRESENTATION

         USX Corporation ("USX" or the "Corporation") is a diversified company which is principally engaged in the energy business through its Marathon Group, in the steel business through its U. S. Steel Group and in the gas gathering and processing business through its Delhi Group. USX has three classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock"), USX-U. S. Steel Group Common Stock ("Steel Stock") and USX-Delhi Group Common Stock ("Delhi Stock") (such three classes collectively, the "Common Stock"). Each class of Common Stock is intended to provide stockholders of such class with a separate security reflecting the performance of the related group.

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

         For consolidated financial reporting purposes, USX's reportable industry segments correspond with its three groups. The attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of Marathon Stock, Steel Stock and Delhi Stock are holders of common stock of USX and continue to be subject to all of the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from any of the groups which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups. In addition, net losses of any group, as well as dividends and distributions on any class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or series of perferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group, the U. S. Steel Group and the Delhi Group financial information.

         For information regarding accounting matters and policies affecting the Marathon Group, the U. S. Steel Group and the Delhi Group financial statements, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 1. Basis of Presentation and - 3. Corporate Activities" for each respective group. For information regarding dividend limitations and dividend policies affecting holders of Marathon Stock, Steel Stock and Delhi Stock, see "Market for Registrant's Common Equity and Related Stockholder Matters."

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

INDUSTRY SEGMENTS

         For consolidated reporting purposes, USX's reportable industry segments correspond with its three groups. A description of the groups and their products and services is as follows:

         - The Marathon Group is engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products.

         - The U. S. Steel Group includes U. S. Steel, the largest integrated steel producer in the United States, which is primarily engaged in the production and sale of steel mill products, coke, and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities.

         - The Delhi Group is engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. Data with respect to the Delhi Group for periods prior to October 2, 1992, represent the historical financial data of the businesses included in the Delhi Group. Such data for periods prior to that date are included in the Marathon Group.

         The total number of active USX Headquarters employees not assigned to a specific group at year-end was 276 in 1994, 292 in 1993 and 364 in 1992.

         Below is a three-year summary of financial highlights for the groups.

                                                   OPERATING
                                                    INCOME        ASSETS
                                          SALES    (LOSS)(a)   (AT YEAR-END)
                                          -----    ---------   -------------
        (MILLIONS)
         Marathon Group (b)
           1994 . . . . . . . . . . . .  $12,757     $ 584        $10,951
           1993 . . . . . . . . . . . .   11,962       169         10,822
           1992 . . . . . . . . . . . .   12,782       304         11,141

         U. S. Steel Group
           1994 . . . . . . . . . . . .  $ 6,066     $ 313        $ 6,480
           1993 . . . . . . . . . . . .    5,612      (149)         6,629
           1992 . . . . . . . . . . . .    4,919      (241)         6,251

         Delhi Group (c)
           1994 . . . . . . . . . . . .  $   567     $ (36)       $   521
           1993 . . . . . . . . . . . .      535        36            583
           1992 . . . . . . . . . . . .      458        33            565

_________________
(a) Included the following: a charge of $342 million related to the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad ("B&LE"), for the U. S. Steel Group in 1993; restructuring charges of $42 million and $10 million for the U.S. Steel Group in 1993 and 1992, respectively; restructuring charges of $115 million for the Marathon Group in 1992; restructuring charges of $37 million for the Delhi Group in 1994; and inventory market valuation charges (credits) for the Marathon Group of $(160) million, $241 million and $(62) million in 1994, 1993 and 1992, respectively.

(b) Included sales and operating income for the businesses comprising the Delhi Group for the period prior to October 2, 1992.

(c) Data presented for the period prior to October 2, 1992, reflect the combined historical financial information for the businesses comprising the Delhi Group. Data presented for periods beginning on or subsequent to October 2, 1992, reflect the financial information for the businesses of the Delhi Group as well as the effects of the capital structure of the Delhi Group determined by the Board of Directors in accordance with the USX Certificate of Incorporation; and a portion of the corporate assets and liabilities and related transactions which are not separately identified with the ongoing operating units of USX.


MARATHON GROUP

        The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Marathon Group sales (excluding sales from businesses now included in the Delhi Group) as a percentage of USX consolidated sales were 66% in each of 1994 and 1993 and 69% in 1992. Prior to October 2, 1992, the Marathon Group also included the businesses of Delhi Gas Pipeline Corporation and certain other subsidiaries of USX engaged in the purchasing, gathering, processing, transporting and marketing of natural gas which are now included in the Delhi Group. The Marathon Group financial data for the periods prior to October 2, 1992, include the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group. Beginning October 2, 1992, the financial statements of the Marathon Group do not include the financial position, results of operations and cash flows for the businesses of the Delhi Group except for the financial effects of the Retained Interest. For further discussion of the Retained Interest, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 3. Corporate
Activities - Common stock transactions" for the Marathon Group.

         The following table summarizes Marathon Group sales for each of the last three years:

         SALES
         (MILLIONS)                                              1994         1993          1992
                                                                 ----         ----          ----
         Refined Products and Merchandise . . . . . . . .      $  6,491    $   6,561    $   6,629
         Crude Oil and Condensate . . . . . . . . . . . .           746          567          764
         Natural Gas  . . . . . . . . . . . . . . . . . .           670          607          581
         Natural Gas Liquids  . . . . . . . . . . . . . .            54           60           68
         Transportation, Drilling and Other . . . . . . .           183          222          548
         Matching Buy/Sell Transactions (a) . . . . . . .         2,071        2,018        2,537
         Excise Taxes (b) . . . . . . . . . . . . . . . .         2,542        1,927        1,655
                                                               --------    ---------    ---------
         TOTAL SALES  . . . . . . . . . . . . . . . . . .      $ 12,757    $  11,962    $  12,782
                                                               ========    =========    =========

- ------------

(a) Consist of sales of crude oil and refined products which are offset in cost of sales by costs of matching purchases of corresponding volumes, resulting in no effect on income. Buy/sell transactions are settled in cash.

(b) Included in both sales and operating costs, resulting in no effect on income.


         The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Based on worldwide liquid hydrocarbon and natural gas production for 1993, the most recent year for which such information has been compiled by Oil & Gas Journal, Marathon ranked 13th among U.S. based petroleum corporations.
Marathon believes it has 28 primary U.S. based exploration and production competitors, and a much larger number worldwide. Marathon must also compete with these and many other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based on the U. S. Department of Energy's Petroleum Supply Annual for 1993, which is the most recent year for which such information is available, Marathon ranked eighth among U. S. petroleum corporations on the basis of crude oil refining capacity. In addition, based on 1993 data published by National Petroleum News, Marathon ranked ninth in refined product sales volumes. Marathon competes in three distinct markets for the sale of refined products in the Midwest and Southeast, and believes that its primary competitors in these markets include 43 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; nine refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 1,000 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through its retail outlets.

         The Marathon Group's operating results are affected by price changes in crude oil, natural gas and petroleum products as well as changes in competitive conditions in the markets it serves. Generally, operating results from production operations benefit from higher crude oil and natural gas prices while refining and marketing margins may be adversely affected by crude oil price increases. Market conditions in the oil industry are cyclical and subject to global economic and political events.

         The following table sets forth the number of active Marathon Group employees at year-end for each of the last three years:

NUMBER OF ACTIVE EMPLOYEES AT YEAR-END

                                                        1994             1993              1992
                                                        ----             ----              ----
 Marathon Group                                        20,711           21,914            22,509

 Emro Marketing Company (included above)               11,972           11,862            11,750

         The reduction in the total number of employees between 1992 and 1994 primarily reflected implementation of work force reduction programs, the sale of the assets of a propane marketing subsidiary, the temporary idling of Marathon's Indianapolis refinery, the sale of the assets of a convenience store distribution warehouse facility and the closing of a lubricants and accessory supply facility. These factors were partially offset by the addition of employees staffing retail marketing outlets acquired during 1993 and 1994.

         Certain Marathon hourly employees at two of its four operating refineries and various other locations are represented by labor unions. On November 16, 1994, concurrent with the expiration of a labor agreement, 239 Detroit refinery and terminal employees represented by the International Brotherhood of Teamsters ("Teamsters") went on strike. On March 4, 1995, these employees ratified a new five-year labor agreement expiring on February 1, 2000. During the strike, the refinery and terminal were operated by salaried personnel, with no adverse effect on operations or on Marathon's ability to supply products to associated marketing areas. Certain hourly employees at the Texas City refinery are represented by the Oil, Chemical and Atomic Workers Union under a labor agreement which expires on March 31, 1996.

OIL AND NATURAL GAS EXPLORATION AND DEVELOPMENT

         Marathon is currently conducting exploration and development activities in 17 countries, including the United States. Principal exploration activities are in the United States, the United Kingdom, Ireland, Bolivia, China, Gabon, Egypt, Tunisia, the Netherlands and Argentina. Principal development activities are in the United States, the United Kingdom, Indonesia, the Netherlands, Ireland, Norway and Egypt. Marathon is also pursuing potential long-term development opportunities in Russia and Syria.

         Exploration activities during 1994 resulted in discoveries in the United Kingdom and the United States (both onshore and in the Gulf of Mexico).

         The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share as the context requires):

NET PRODUCTIVE AND DRY WELLS COMPLETED (a)
                                                1994                1993                1992
                                                ----                ----                ----
Development (b)                            PROD.      DRY      PROD.     DRY       PROD.      DRY
                                           -----      ---      -----     ---       -----      ---
         United States (c)  . . . . .        139        9       104        2         28         1
         Europe . . . . . . . . . . .          3        -         1        -          -         1
         Middle East and Africa . . .          -        -         2        -          3         1
                                            ----     ----      ----     ----       ----     -----
TOTAL . . . . . . . . . . . . . . . .        142        9       107        2         31         3
                                            ====     ====      ====     ====       ====     =====

Exploratory
         United States  . . . . . . .         13       11        11        12        29        12
         Europe . . . . . . . . . . .          2        1         1        1          1         1
         Middle East and Africa . . .          -        3         1        1          3        10
         Other International  . . . .          -        1         -        4          -         4
                                            ----     ----      ----     ----       ----     -----
TOTAL . . . . . . . . . . . . . . . .         15       16        13        18        33        27
                                            ====     ====      ====     =====      ====     =====

- -----------

(a) Includes the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.

(b)  Indicates wells drilled in the proved area of an oil or gas reservoir.

(c) The increases between years primarily reflected improved economics for domestic natural gas drilling activity in 1993 and 1994.


United States

         In the United States Marathon completed 38 gross wildcat and delineation ("exploratory") wells (24 net wells) during 1994, including 8 gross wells (5 net wells) on which drilling began in prior years. Principal domestic exploration and development activities were in the U. S. Gulf of Mexico and the states of Texas, Louisiana, Oklahoma and Wyoming.

         Exploration expenses during the three years ended December 31, 1994, totaled $224 million in the United States, of which $84 million was incurred in 1994. Development expenditures during the three years ended December 31, 1994, totaled $623 million in the United States, of which $276 million was incurred in 1994.

         The following is a summary of recent, significant exploration and development activity in the United States including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

         The Ewing Bank 873 discovery well was drilled in the Gulf of Mexico in early 1991. Installation of the Ewing Bank platform is complete, and production began in August 1994 and is expected to peak at 45,000 gross barrels per day ("bpd") of 21.5 degree American Petroleum Institute ("API") gravity crude oil and 30 gross million cubic feet per day ("mmcfd") of gas. The development is expected to ultimately produce an estimated 66 million gross barrels of oil and 45 gross billion cubic feet ("bcf") of gas. Marathon is the operator and holds a 66.67% working interest in this development which is located in 775 feet of water.

         In the South Pass Block 89 Field, delineation wells drilled in 1994 from the South Pass 87 template to bottom hole locations on West Delta Block 128 and South Pass Block 88 encountered gas/condensate pay. Fabrication of "platform D" began in 1994, and first production is planned for mid-

1995. Marathon is the operator and holds a 33.3% working interest in South Pass 87, which is located offshore Louisiana in 375 feet of water, and a 50% working interest in West Delta 128 and South Pass 88.

         In 1994, the Green Canyon 244 No. 1 discovery well encountered over 350 feet of net oil and gas pay, with most of the net oil pay in a single sand. Fluid samples indicated a 36.5 degree API gravity crude oil. Marathon is the operator and holds a 33.3% working interest in this discovery which is located offshore Louisiana in 2,800 feet of water. Appraisal activity began in 1994 and will continue into 1995.

         In 1992, Marathon announced that a discovery well drilled on South Marsh Island Block 192, offshore Louisiana, encountered 65 feet of net gas pay. Development is scheduled to begin in 1995. Marathon holds a 33.3% working interest in this block which is located in 394 feet of water.

         Development options are being evaluated for a 1993 exploratory well drilled in 1,900 feet of water at Ewing Bank 1006, located ten miles south of Ewing Bank 873. The well encountered 77 feet of oil sand and tested at a rate of 1,200 gross bpd of oil and 0.7 gross mmcfd of natural gas. Marathon is the operator and holds a 33.3% working interest in the well.

         During 1994, the Nash No. 1 exploratory well encountered a 300 foot reef section of the Cotton Valley formation in east Texas. A subsequent well, which reached total depth in 1995, encountered a reef section in a separate structure and is being evaluated. Marathon holds a 100% working interest in these wells. The Cotton Valley program is expected to continue through 1995 with the drilling of up to five additional exploratory wells.

         Contract Drilling-FWA Drilling Company, Inc. owns 28 onshore rotary drilling rigs operating in the state of Texas.

International

         Outside the United States during 1994, Marathon completed 14 gross exploratory wells (7 net wells) in 6 countries, including 8 gross wells (4 net wells) on which drilling began in prior years. Marathon drilled to total depth 8 gross exploratory wells (4 net wells) in 4 countries during 1994. Of the 8 wells, 2 wells in the United Kingdom encountered hydrocarbons and 6 were completed, plugged and abandoned.

         Marathon's expenses for international oil and natural gas exploration activities during the three years ended December 31, 1994, totaled $250 million, of which $73 million was incurred in 1994. Marathon's international development expenditures during the three years ended December 31, 1994, totaled $912 million, of which $146 million was incurred in 1994. Development expenditures during this three-year period included $718 million of the total $1.109 billion expended by Marathon for the development of the East Brae Field and construction of the Scottish Area Gas Evacuation ("SAGE") system. Marathon plans continued expenditures on international projects.

         The following is a summary of recent, significant exploration and development activity outside the United States, including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

         United Kingdom-Marathon is continuing its development of the Brae area in the United Kingdom sector of the North Sea where it is the operator and owns a 41.6% revenue interest in the South, Central and North Brae Fields and a 38.5% revenue interest in the East Brae Field (as a result of a redetermination of East Brae unit interest ownership, Marathon's net revenue interest in East Brae was reduced from 39.1%). Marathon has interests in 24 blocks in the U.K. North Sea and other offshore areas.

         Formal U.K. Government approval to develop the Beinn Field was received in February 1994. Production before that time had been subject to a government approved extended test of a 1992 delineation well. A second delineation well was drilled, completed and began production in 1993. Also during 1993, Marathon began drilling a third delineation well which was completed and began production during 1994. The latest delineation well commenced drilling in December 1994 and is scheduled for completion in the first quarter of 1995. Marathon owns a 41.6% revenue interest in this field.

         East Brae is a gas condensate field and the largest field yet discovered by Marathon in the Brae area. Liquid hydrocarbon production began in late December 1993 and reached rates of up to 115,000 gross bpd during 1994. Gross estimated reserves exceed 300 million barrels of liquids and 1.5 trillion cubic feet ("tcf") of natural gas. East Brae platform commissioning was completed in August 1994. Including completion of the development drilling program, total investment, excluding capitalized interest, is estimated at $1.5 billion, of which Marathon's share is $620 million. See "Oil and Natural Gas Production - International - North Sea" for a description of Brae production operations.

         Participation in the SAGE system provides pipeline transportation for Brae gas. The Brae group owns 50% of SAGE, which has a total wet gas capacity of 1.2 gross bcf per day. The other 50% is owned by the Beryl group which operates the system. The 30-inch pipeline connects the Brae, Beryl and Scott Fields to a gas processing terminal at St. Fergus in northeast Scotland. Gross project costs, excluding capitalized interest, approximated $1.2 billion, of which Marathon's share was approximately $280 million. Commissioning of the gas processing facilities was concluded in June 1994, and contractual sales began in October. Marathon, along with its Brae Group co-venturers, has entered into agreements for the sale of more than 1.1 gross tcf of Brae area gas. Marathon's share is 615 bcf. This includes approximately 205 gross mmcfd (112 net mmcfd ) under two separate 15-year supply contracts to U.K. utilities.

         During 1994, Marathon commenced drilling three wildcat wells, including one well in Block 103/1 in the St. George's Channel near the U.K./Irish offshore boundary which tested oil and gas in two intervals of the Jurassic reservoirs below 7,500 feet. Additional seismic work and appraisal drilling will be required to more fully assess whether the reservoirs contain commercial quantities of oil and gas. A three- dimensional seismic program is in progress, and a delineation well is planned for 1995. Marathon has a 60% interest in this block which is located in 380 feet of water. The remaining two wildcat wells commenced in the U.K. during 1994 have been completed, plugged and abandoned.

        Ireland-Marathon continues to work toward completion of a seven-well exploratory drilling program required by a 1991 agreement between Marathon and the Irish Government. Wells four and five are planned for 1995. None of the wells drilled to date encountered commercial quantities of hydrocarbons. In the first quarter of 1995, Marathon was awarded a license covering a total of approximately 450,000 acres in seven blocks in the Porcupine Basin off the west coast of Ireland. Marathon holds a 33.3% working interest in the license.

         Indonesia-Activity continues in the Kakap KRA and KG oil fields in the South China Sea to develop an estimated 40 million gross barrels of oil through existing infrastructure. A contract was awarded in November 1993 for the engineering, construction and installation of the platforms, facilities and pipelines along with connection to existing production facilities in the Kakap Block. First oil is anticipated in mid-1995, and production is expected to peak at an estimated 50,000 gross bpd of oil later that year. Marathon is the operator and holds a 37.5% working interest in this development.

         Egypt-Marathon has completed a three-well drilling program in the Nile Delta. The first of these wells was an exploratory well drilled and tested in 1993 on the Abu Madi West Development Lease seven miles northwest of Marathon's joint-interest El Qar'a Gas Field. The well's production potential and opportunities for delineation are being evaluated. Marathon has a 25% working interest in the El Qar'a Northwest discovery. The remaining two wells in the program were completed, plugged and abandoned in 1994. Also in the Nile Delta area, Marathon was awarded the 840,000 acre El Manzala Block, pending Egyptian Parliamentary ratification. Marathon has completed contract negotiations calling for a one-well exploratory drilling program, planned for 1995.
Marathon holds a 100% working interest in this area. Marathon has successfully tested a well drilled in January 1995 in the Gebel El Zeit concession. The well encountered hydrocarbons in the Matulla and Nubia Formations. A delineation well in the Nubia formation is planned for 1995. Marathon holds a 100% interest in this concession.

         Tunisia-Marathon has executed a farmout agreement requiring the drilling of three exploratory wells, two on the Grombalia permit and one on the Cap Bon permit. Drilling began in the fourth quarter of 1994, and the first well was completed, plugged and abandoned in February 1995. Marathon is drilling a 1995 delineation well on the Zarat Permit in the Gulf of Gabes in Southern Tunisia. Marathon holds a 66.67% exploration working interest on this permit and would retain an undivided 30% working interest in the development, subsequent to full participation by the Tunisian National Oil Company.

         Netherlands-Marathon, through its 50% equity interest in CLAM Petroleum Company ("CLAM"), drilled one exploratory well (a gas discovery) and two development wells in the Netherlands North Sea. Drilling activity planned for 1995 consists of an exploratory well on Block E18 and two development wells in the K8 block. Also during 1995, a plan of development ("POD") for two fields in the K11 Block will be initiated. This development is ultimately expected to include the drilling of four wells.

         Russia-In June 1994, Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), a joint venture company in which Marathon has a 30% interest, joined with members of the Russian Government in the signing of the Sakhalin II Production Sharing Contract ("PSC") for the development of the Lunskoye gas field and the Piltun-Astokhskoye ("P-A") oil field located offshore Sakhalin Island in the Russian Far East Region. The Sakhalin II PSC is the first executed Russian PSC. Subsequent efforts during the year focused on working with the Russian parliament to finalize legislation to ensure the stabilization of laws complementary to the Sakhalin II PSC. This is necessary before Sakhalin Energy commits to undertaking appraisal period activities. These appraisal period activities include the finalizing of the development plan and efforts to secure liquefied natural gas ("LNG") markets and financing arrangements. According to estimates by Russian experts, the P-A and Lunskoye fields contain combined proven reserves of 750 million barrels of oil and condensate and 14 tcf of natural gas.

         Syria-Marathon is awaiting approval of a POD submitted to the Syria Petroleum Company in May 1993, for the development of Marathon's gas reserves in the Palmyra Block. Negotiation of a gas sales agreement would be required following approval of the POD.

         China-In January 1995, Marathon signed a production sharing contract covering Kaiping Block 27/35 in the South China Sea. The 1.2 million acre block is located 180 miles south of Hong Kong. Marathon holds a 100% working interest. The first exploratory well is scheduled for 1995.

         Bolivia-Marathon holds a 50% working interest in a six million acre concession. An exploratory well is scheduled for the first half of 1995.

         Gabon-Marathon continues exploration work on the Kowe permit (offshore block F-89) awarded in 1992. The first well in this permit is scheduled to be drilled in the second half of 1995. Marathon holds a 75% working interest in this block which is located approximately 90 miles southeast of Port Gentil.

         Argentina-An exploratory well is planned for 1995 in the Rio Desaguardero Block located approximately 500 miles west of Buenos Aires. Marathon holds a 100% working interest in this concession.

         Australia-During 1994, Marathon closed its Perth office and discontinued activities in blocks in which it held operating interest, but continues to hold non-operating interests in Blocks WA-191-P and WA-8-1, offshore northwestern Australia.

         The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage held as of December 31, 1994:

GROSS AND NET ACREAGE

                                                                                      DEVELOPED &
                                      DEVELOPED              UNDEVELOPED              UNDEVELOPED
                                      ---------              -----------              -----------
                                    GROSS     NET          GROSS        NET          GROSS      NET
                                    -----     ---          -----        ---          -----      ---
    (THOUSANDS OF ACRES)
    United States   . . . . .      2,626     1,012         2,509      1,481         5,135      2,493
    Europe  . . . . . . . . .        403       291         1,971      1,262         2,374      1,553
    Middle East and Africa  .         50        20        44,650     15,178        44,700     15,198
    Other International   . .        401       150         6,179      3,518         6,580      3,668
                                   -----     -----       -------     ------        ------     ------
    TOTAL . . . . . . . . . .      3,480     1,473        55,309     21,439        58,789     22,912
                                   =====     =====       =======     ======        ======     ======

Reserves

         The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years. Reports have been filed with the U. S. Department of Energy ("DOE") for the years 1993 and 1992 disclosing the year-end estimated oil and gas reserves. A similar report will be filed for 1994. The year-end estimates reported to the DOE are the same as the estimates reported herein. For additional information regarding oil and gas reserves, see "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves."

ESTIMATED QUANTITIES OF NET PROVED OIL AND GAS RESERVES AT DECEMBER 31

                                              DEVELOPED                   DEVELOPED & UNDEVELOPED
                                      --------------------------        --------------------------
                                      1994       1993       1992        1994       1993       1992
                                      ----       ----       ----        ----       ----       ----
(MILLIONS OF BARRELS)
Crude Oil, Condensate and
Natural Gas Liquids
    United States   . . . . . .        493        494        495         553        573        576
    Europe  . . . . . . . . . .        202        221         97         211        230        230
    Middle East and Africa (a)          16         22         19          16         22         26
    Other International   . . .          6          7          8          15         17         16
                                      ----       ----       ----        -----      ----       ----
TOTAL . . . . . . . . . . . . .        717        744        619         795        842        848
                                      ====       ====       ====        ====       ====       ====

(BILLIONS OF CUBIC FEET)
Natural Gas
    United States   . . . . . .      1,442      1,391      1,523       2,127      2,044      2,099
    Europe  . . . . . . . . . .      1,436      1,566      1,020       1,484      1,619      1,673
    Middle East and Africa (a)          41         58         52          43         60         52
    Other International   . . .          -         25         42           -         25         42
                                    ------     ------    -------      ------     ------    -------
         Total Consolidated . .      2,919      3,040      2,637       3,654      3,748      3,866
    Equity Share in CLAM (b)  .        104         95         95         153        153        164
                                    ------     ------    -------      ------     ------    -------
TOTAL . . . . . . . . . . . . .      3,023      3,135      2,732       3,807      3,901      4,030
                                    ======     ======    =======      ======     ======    =======

- -----------

(a) Proved developed reserves located in Libya have been excluded. See "Financial Statements and Supplementary Data - Notes to Financial Statements - 26. Contingencies and Commitments - Libyan operations" for the Marathon Group.

(b) For a description of CLAM, see "Oil and Natural Gas Production - International - North Sea."


         At December 31, 1994, the Marathon Group's estimated quantities of combined net proved liquid hydrocarbons and natural gas reserves totaled 1.4 billion barrels of oil equivalent, of which 86% were proved developed reserves and 14% were proved undeveloped reserves.
(Natural gas reserves are converted to barrels of oil equivalent using a conversion factor of six thousand cubic feet ("mcf") of natural gas to one barrel of oil.) Net proved reserves are located principally in the United States, the U.K. North Sea, the Irish Celtic Sea, the Norwegian North Sea, North Africa and Southeast Asia. Liquid hydrocarbons represented 57% of combined net proved reserves.

OIL AND NATURAL GAS PRODUCTION

         The following tables set forth daily average net production of crude oil, condensate and natural gas liquids, and natural gas by geographic area for each of the last three years:

NET CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS PRODUCTION
(THOUSANDS OF BARRELS PER DAY)                                  1994             1993             1992
                                                                ----             ----             ----
United States (a) . . . . . . . . . . . . . . . . . . .           110             111             118
International (b) - Europe  . . . . . . . . . . . . . .            48              26              36
                  - Middle East and Africa  . . . . . .            10              16              13
                  - Other . . . . . . . . . . . . . . .             4               3               7
                                                                -----            ----             ---
                  Total International . . . . . . . . . .          62              45              56
                                                                -----            ----             ---
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .           172             156             174
                                                                =====            ====             ===

NET NATURAL GAS PRODUCTION (c)
(MILLIONS OF CUBIC FEET PER DAY)
United States (a) . . . . . . . . . . . . . . . . . . .           574             529             593
International (d)  - Europe . . . . . . . . . . . . . .           382             356             326
                   - Middle East and Africa . . . . . .            18              17              12
                                                                -----            ----             ---
                   Total International  . . . . . . . .           400             373             338
                                                                -----            ----             ---
                   Total Consolidated   . . . . . . . .           974             902             931
Equity Share in CLAM (e)  . . . . . . . . . . . . . . .            40              35              41
                                                                -----            ----             ---
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .         1,014             937             972
                                                                =====            ====             ===

- -----------

(a) Amounts reflect production from leasehold and plant ownership, after interest of others and after royalties.

(b) Amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.

(c) Amounts reflect sales of equity production and exclude volumes purchased from third parties for resale.

(d) Amounts reflect production before royalties.

(e) For a description of CLAM, see "International - North Sea."

         Marathon is currently producing crude oil and/or natural gas in eight countries, including the United States. Marathon's worldwide liquid hydrocarbon production averaged 172,400 net bpd in 1994, up 16,400 bpd, or 10%, from 1993, due mainly to production from the East Brae Field in the U.K. North Sea which began in late December 1993. Marathon's worldwide liquid hydrocarbon production is expected to increase to an estimated 211,000 net bpd in 1995, primarily reflecting increased production from the East Brae Field in the U.K. North Sea, production from projects in the U.S. Gulf of Mexico (including a full year of production from Ewing Bank 873) and new production from the Kakap KRA and KG fields, offshore Indonesia.

         Marathon's worldwide sales of equity natural gas production, including Marathon's equity share of CLAM's production, averaged over 1 billion cubic feet per day in 1994, up 77 net mmcfd, or 8%, from 1993. Average sales of equity natural gas production in the U.S. increased by 45 net mmcfd, or 9%, in 1994 and is expected to increase by an additional 19% in 1995, as natural production declines are more than offset by the effects of successful drilling programs in Wyoming, Oklahoma and Texas. Average sales of equity natural gas production outside the U.S. increased by 32 net mmcfd, or 8%, with further increases expected in 1995, primarily due to Brae area gas sales which began in October 1994.

United States

         Approximately 64% of Marathon's 1994 worldwide liquid hydrocarbon production and equity liftings and 57% of worldwide natural gas production were from domestic operations. The principal domestic producing areas are located in Texas, Wyoming, the U.S. Gulf of Mexico and Alaska.

         Texas-Marathon owns a 49.63% working interest in, and is the operator of, the Yates Field Unit, one of the largest fields in the United States. Marathon's 23,400 net bpd of 1994 liquid hydrocarbon production from the Yates Field and Gas Plant accounted for 21% of Marathon's total U.S. production. The field's average annual production increased by 7% in 1994, compared with declines of 3% in 1993, 9% in 1992, 8% in 1991 and 19% in 1990.

         Wyoming-Since operations began in 1912, Marathon has produced over one billion gross barrels of liquid hydrocarbons in the state. Production for 1994 averaged 24,300 net bpd, representing 22% of Marathon's total U.S. liquid hydrocarbon production. Production in 1993 averaged 27,200 net bpd.

         Marathon continues to apply enhanced recovery and reservoir management programs and cost containment efforts to maximize liquid hydrocarbon recovery and profitability in maturing fields such as Yates and Oregon Basin.


         Gulf of Mexico-During 1994, Marathon produced 11,800 net bpd of liquid hydrocarbons and 79 net mmcfd of natural gas in the U.S. Gulf of Mexico.
Liquid hydrocarbon production increased by 20% from the prior year, as production from Ewing Bank 873 began in August, following platform installation. Natural gas production decreased by 19% from the prior year, reflecting a full-year effect of 1993 dispositions. At year-end 1994, Marathon held working interests in 12 fields producing from 29 platforms, 18 of which Marathon operates.

         Alaska-Marathon has interests in seven of the 15 drilling and production platforms in the Cook Inlet. In December 1994, a property exchange and realignment of operations designed to improve performance and efficiencies of Marathon and the other joint-interest owners were completed. Marathon acquired additional working interests in the Beaver Creek, Kenai and Cannery Loop fields and now operates each of the fields. Marathon relinquished working interest in the Swanson River Field and operatorship of the Trading Bay Unit, which includes the Steelhead and Dolly Varden platforms and the onshore Trading Bay Production Facility. Marathon's production from Alaska averaged 9,400 net bpd of liquid hydrocarbons and 123 net mmcfd of natural gas in 1994, compared with 8,800 net bpd and 118 net mmcfd in 1993. Average production in 1995 is expected to increase slightly from 1994 levels.

International

         Interests in liquid hydrocarbon and/or natural gas production are held in the U.K. North Sea, Ireland, the Norwegian North Sea, Tunisia, Indonesia and Egypt. In addition, Marathon has an equity interest in the Netherlands North Sea.

         North Sea-The following table sets forth Marathon's average net liquid hydrocarbon liftings for the Brae area, in each of the last three years:

         NET BRAE AREA LIQUID HYDROCARBON LIFTINGS
         (BARRELS PER DAY)
                                                  1994               1993               1992
                                                  ----               ----               ----
         East Brae  . . . . . . . . . . . .      23,400                  -                  -
         North Brae . . . . . . . . . . . .      13,000             14,100             21,600
         South Brae . . . . . . . . . . . .       4,800              4,200              5,200
         Central Brae . . . . . . . . . . .       4,700              5,000              7,600
                                                 ------             ------             ------
         TOTAL  . . . . . . . . . . . . . .      45,900             23,300             34,400
                                                 ======             ======             ======

         Marathon's liquid hydrocarbon liftings from the East, North, South and Central Brae Fields averaged 45,900 net bpd in 1994, compared with 23,300 net bpd in 1993. The increase was due mainly to liftings from East Brae. Production from East Brae commenced in late December 1993, and continued to increase throughout 1994. Liftings averaged 23,400 net bpd in 1994 (38,700 net bpd in December 1994).

         North Brae is a gas condensate field and continues to be produced using the gas cycling technique. This technique separates natural gas liquids and returns the dry gas to the reservoir for pressure maintenance, increasing the overall liquids recovery. Liftings include production from the previously mentioned Beinn Field, processed by North Brae facilities.

         The South Brae platform serves as a vital link in generating third-party pipeline tariff revenue. To date, production from eight third-party fields is contracted to the Brae pipeline system. Six of the fields are currently onstream, one is expected to be brought onstream in 1995, and another is scheduled to be brought onstream in 1996.

         Central Brae is a multi-well subsea development tied to South Brae facilities.

         Marathon's total U.K. gas sales from all sources averaged 39 mmcfd in 1994. Contractual sales of Brae area gas through the SAGE pipeline system began in October and averaged 82 net mmcfd for the fourth quarter of 1994.

         Marathon owns an overall 6.14% revenue interest in the V-Fields gas development in the Southern Basin of the U.K. North Sea. Marathon's sales from the V-Fields averaged 13 net mmcfd in 1994, compared with 22 net mmcfd in 1993 and 18 net mmcfd in 1992. The changes in sales primarily reflected fluctuations in customer demand.

         In the Norwegian North Sea, Marathon holds a 24% working interest in the Heimdal Field with sales of 81 net mmcfd of natural gas and 1,700 net bpd of condensate in 1994. On June 11, 1994, Marathon issued notice of termination on the two original gas sales agreements for the evacuation of Heimdal gas. Marathon issued notice of termination based upon low gas prices and high pipeline tariffs associated with the original agreements. Negotiations are ongoing to raise prices and lower tariffs for current and post-June 1996 sales. Unless otherwise agreed, the effective date of termination under the original gas sales agreements is June 11, 1996.

         Marathon's 50% equity interest in CLAM, a natural gas and gas liquids producer in the Netherlands North Sea, provides a 7% entitlement in the production of 16 gas fields which provided sales of 40 net mmcfd of natural gas in 1994.

         Ireland-Marathon owns a 100% working interest in the Kinsale Head and Ballycotton Fields in the Celtic Sea. Combined sales of natural gas averaged 263 net mmcfd, 258 net mmcfd and 227 net mmcfd in 1994, 1993 and 1992, respectively. Four compressors were installed at Kinsale Head, two in each of 1992 and 1993, to increase the deliverability from the fields.

         Tunisia-Marathon holds a 50% working interest in the Belli Field located 30 miles southeast of Tunis and a 31% interest in the Ezzaouia Field, located 220 miles south of Tunis. Liquid hydrocarbon liftings averaged 2,600 net bpd from these fields in 1994, compared with 8,200 net bpd in 1993 and 10,700 net bpd in 1992. The decreases primarily reflected natural declines.

         Indonesia-Marathon holds a 37.5% working interest in two producing fields (KH and KF) in the Kakap Block in the Natuna Sea. The fields produce into a floating production, storage and off-loading vessel. Liquid hydrocarbon liftings from Marathon's Kakap Block averaged 3,600 net bpd in 1994, compared with 3,300 net bpd in 1993 and 5,100 net bpd in 1992. The decrease from 1992 reflected natural declines. Production in the KG and KRA Fields is expected to begin in mid-1995.

         Egypt-Marathon holds interests in three fields in Egypt. During 1994, liquid hydrocarbon liftings from the Ashrafi Field, in which Marathon holds a 50% working interest, averaged 6,200 net bpd. Natural gas sales and liquid hydrocarbon liftings from the El Qar'a Gas Field, in which Marathon holds a 25% interest, averaged 18 net mmcfd and 500 net bpd, respectively. Liquid hydrocarbon liftings from the Gazwarina Field, in which Marathon holds a 50% working interest, averaged 200 net bpd.

         The following tables set forth productive wells and drilling wells as of December 31, 1994, and average production costs and sales prices per unit of production for each of the last three years:

GROSS AND NET WELLS

                                       PRODUCTIVE WELLS (a)
                                ----------------------------------
                                      OIL                GAS                  DRILLING WELLS (b)
                                ---------------    ---------------            ------------------
                                 GROSS     NET      GROSS     NET              GROSS       NET
                                 -----     ---      -----     ---              -----       ---
United States . . . . . . .     16,252     5,846    3,778    1,547                71        38
Europe    . . . . . . . . .         27        11       70       28                 3         1
Middle East and Africa (c)          16         7        7        2                 1         0
Other International . . . .         23         9        -        -                 1         1
                               -------   -------   ------   ------               ---       ---
TOTAL . . . . . . . . . . .     16,318     5,873    3,855    1,577                76        40
                               =======   =======   ======   ======               ===       ===

(a) Included active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 333. Information on wells with multiple completions operated by other companies is not available to Marathon.

(b) Consisted of exploratory and development wells.

(c) Excluded Libya. See "Financial Statements and Supplementary Data - Notes to Financial Statements - 26. Contingencies and Commitments - Libyan operations" for the Marathon Group.

AVERAGE PRODUCTION COSTS (a)                       1994              1993             1992
                                                   ----              ----             ----
(DOLLARS PER EQUIVALENT BARREL)
United States (b) . . . . . . . . . . . . . .      $4.01             $5.02            $3.38
International - Europe  . . . . . . . . . . .       5.12              5.99             6.62
              - Middle East and Africa  . . .       4.31              3.11             2.77
              - Other . . . . . . . . . . . .       6.92              6.46             6.68
ALL SOURCES . . . . . . . . . . . . . . . . .      $4.41             $5.17            $4.27
              - CLAM  . . . . . . . . . . . .      $3.08             $4.44            $4.49

                                           1994    1993     1992             1994    1993    1992
                                           ----    ----     ----             ----    ----    ----
AVERAGE SALES PRICES                     CRUDE OIL AND CONDENSATE             NATURAL GAS LIQUIDS
                                         ------------------------             -------------------
(DOLLARS PER BARREL)
United States . . . . . . . . . . . .    $14.02  $14.92   $16.89           $ 9.26  $10.98   $11.88
International - Europe  . . . . . . .     16.05   16.80    19.34            12.11   13.41    15.44
              - Middle East and Africa    14.68   15.55    18.46            11.47   13.65    14.67
              - Other . . . . . . . .     16.44   18.46    20.32                -       -        -
ALL SOURCES . . . . . . . . . . . . .    $14.69  $15.37   $17.66           $ 9.94  $11.57   $12.96

                                                NATURAL GAS
                                                -----------
(DOLLARS PER THOUSAND CUBIC FEET)
United States . . . . . . . . . . . .    $1.94      $1.94     $1.60
International - Europe  . . . . . . .     1.57       1.51      1.76
              - Middle East and Africa    1.84       1.67      2.02
ALL SOURCES . . . . . . . . . . . . .    $1.79      $1.77     $1.66
             - CLAM . . . . . . . . .    $2.28      $2.36     $2.74

(Footnotes presented on the following page)

(a) Production costs are as defined by the Securities and Exchange Commission and include property taxes, severance taxes and other costs, but exclude depreciation, depletion and amortization of capitalized acquisition, exploration and development costs. Prior year production costs have been restated to conform to 1994 classifications and such costs exclude administrative costs and costs associated with reorganization efforts. Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six mcf of natural gas to one barrel of oil.
(b) Production costs in 1992 were favorably affected by $1.50 per equivalent barrel for the settlement of prior years' production taxes but excluded the effect of a $115 million restructuring charge relating to the disposition of certain domestic exploration and production properties.

REFINING, MARKETING AND TRANSPORTATION

         Marathon's refining, marketing and transportation ("RM&T") operations are geographically concentrated in the Midwest and Southeast. This regional focus allows Marathon to achieve operating efficiencies between its integrated refining and distribution systems and its marketing operations.

Refining

         Marathon is a leading domestic petroleum refiner with 620,000 bpd of combined crude oil refining capacity. Marathon's refining system operated at 86% of its in-use capacity in 1994.

         The following table sets forth the location and throughput capacity of each of Marathon's refineries at December 31, 1994:

                              REFINING CAPACITY
                              (BARRELS PER DAY)
                              Garyville, La.  . . . . . .       255,000
                              Robinson, Ill.  . . . . . .       175,000
                              Texas City, Texas . . . . .        70,000
                              Detroit, Mich.  . . . . . .        70,000
                                                               --------
                              Total in-use  . . . . . . .       570,000
                              Indianapolis, Ind. (a)  . .        50,000
                                                               --------
                              TOTAL . . . . . . . . . . .       620,000
                                                               ========

- -----------

(a) Temporarily idle, see below for further discussion.


         Marathon's refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha is moved from Texas City to Robinson where excess reforming capacity is available. Gas oil is moved from Robinson to Detroit, which allows the Detroit refinery to upgrade diesel fuel to gasoline, using excess fluid catalytic cracking unit capacity. Light cycle oil is moved from Texas City to Robinson for sulfur removal to produce low-sulfur diesel fuel.

         In December 1994, in order to comply with provisions of the 1990 Amendments to the Clean Air Act ("CAA"), Marathon began selling reformulated gasoline at wholesale distribution terminals serving ozone non-attainment areas that require reformulated gasoline. In January 1995, Marathon's retail outlets in these areas began selling reformulated gasoline. Of the nine metropolitan areas requiring reformulated gasoline under the 1990 Amendments to the CAA, only two, Chicago and Milwaukee, are in Marathon's marketing territory. In addition, Louisville subsequently opted into the program. These markets are supplied with reformulated gasoline or reformulated gasoline blend stocks produced at Marathon's Robinson and Texas City refineries. Marathon blends ethanol with reformulated gasoline blend stocks to supply the Chicago area. Annual demand for Marathon reformulated gasoline is expected to average approximately 50,000 bpd. As a result, an estimated 10-15% of Marathon's gasoline yield will be reformulated. Marathon has the ability to produce additional volumes of reformulated gasoline for sale should the opportunity arise. An insignificant share of Marathon's sales are in carbon monoxide non-attainment areas where oxygenated fuels were required effective November 1992.

         Marathon's Detroit and Robinson refineries have oxygenate units capable of producing the oxygenated ether which can be a primary component of reformulated gasoline. Depending on the economics, the unit at Robinson can be configured to use either methanol or ethanol as a feedstock to produce methyl tertiary butyl ether ("MTBE") or ethyl tertiary butyl ether ("ETBE"), respectively.

         During 1993, Marathon completed installation of distillate desulfurization facilities at its Detroit, Garyville and Robinson refineries, which enable Marathon to meet the United States Environmental Protection Agency's ("EPA") standards limiting the sulfur content of highway transportation diesel fuels. Marathon's total capital investment in these facilities was $339 million, including expenditures of $111 million in 1993 and $184 million in 1992. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of Marathon's products and services, operating results will be adversely affected. During 1994, total U.S. production of low-sulfur diesel fuels exceeded demand by an average of approximately 200,000 bpd, putting downward pressure on the spread between low- and high-sulfur fuel prices and limiting the ability of refiner/marketers to recoup capital investments in desulfurization facilities. For further discussion of environmental regulations, see "Environmental Matters."

         In October 1993, Marathon temporarily idled its 50,000 bpd Indianapolis refinery due to unfavorable plant economics and increased environmental spending requirements. The costs related to the idling did not have a material effect on Marathon's 1993 operating results. The idling had no adverse impact on Marathon's supply of transportation fuels to its various classes of trade in Indiana or the Midwest marketing area. The status of the refinery is periodically reviewed. This includes consideration of economic as well as regulatory matters. As of February 28, 1995, the refinery remained temporarily idled.

Marketing

         In 1994, Marathon had refined product sales volumes (excluding matching buy/sell transactions) of 10.3 billion gallons (670,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest and Southeast, accounted for about 58% of Marathon's refined product sales volumes in 1994. Approximately 41% of Marathon's gasoline volumes and 72% of its distillate volumes were sold on a wholesale basis to independent unbranded customers in 1994.

         The following table sets forth the volume of consolidated refined product sales by product group for each of the last three years:

REFINED PRODUCT SALES
(THOUSANDS OF BARRELS PER DAY)                         1994              1993            1992
                                                       ----              ----            ----
Gasoline  . . . . . . . . . . . . . . . . . . .         443                420            404
Distillates . . . . . . . . . . . . . . . . . .         183                179            169
Propane . . . . . . . . . . . . . . . . . . . .          16                 18             19
Feedstocks & Special Products . . . . . . . . .          32                 32             39
Heavy Fuel Oil  . . . . . . . . . . . . . . . .          38                 39             39
Asphalt . . . . . . . . . . . . . . . . . . . .          31                 38             37
                                                       ----               ----           ----
TOTAL . . . . . . . . . . . . . . . . . . . . .         743                726            707
                                                       ====               ====           ====

Matching Buy/Sell Volumes included in above . .          73                 47             56

         As of December 31, 1994, Marathon supplied petroleum products to 2,356 Marathon branded retail outlets located primarily in Ohio, Michigan, Indiana, Kentucky and Illinois. Substantially all Marathon branded petroleum products are sold to independent dealers and jobbers. In addition, Marathon branded operations are being expanded into areas in proximity to Marathon's existing terminal and transportation system where new accounts can be supplied at minimal incremental cost. At December 31, 1994, Marathon supplied 212 stations in states outside its traditional branded marketing territory including Virginia, Tennessee, West Virginia, Wisconsin, North Carolina and Pennsylvania.

         Retail sales of gasoline and diesel fuel are also made through limited and self-service stations and truck stops operated in 15 states by a wholly owned subsidiary, Emro Marketing Company ("Emro"). As of December 31, 1994, this subsidiary had 1,659 retail outlets which sold petroleum products, primarily under the brand names "Speedway," "Starvin' Marvin," "United" and "Bonded," as well as convenience-store merchandise. Revenues from the sale of convenience-store merchandise totaled $843 million, $757 million and $741 million in 1994, 1993 and 1992, respectively. Profits generated from these sales serve as a buffer against the price volatility experienced in the retail sale of refined products. The selection of merchandise varies among outlets--1,183 of Emro's 1,659 outlets at December 31, 1994, had convenience stores which sold a variety of food and merchandise, and the remaining outlets sold selected convenience-store items such as cigarettes, candy and beverages.

         In recent years, Emro has made substantial progress in streamlining its operations, reducing costs and concentrating on its core businesses. To enhance profitability, Emro closed 123 marginal outlets during the three-year period ended December 31, 1994. In addition, Emro sold certain of its non-core businesses. In 1993, Emro sold the assets of a subsidiary, Bosart Co., which consisted primarily of a convenience store distribution warehouse facility. In 1994, Emro sold the assets of Emro Propane Company, a wholly owned subsidiary. Emro Propane Company was a distributor of propane to residential heating and industrial consumers in several midwestern states.

         Emro has recently expanded its core business through several acquisitions. In 1993, Emro acquired the remaining interest in Wake Up Oil Co. which included 36 retail outlets marketing under the name "Wake Up." In May 1994, Emro completed the acquisition of 36 retail outlets in the Greater Chicago and northern Indiana areas. Also during 1994, Emro acquired 38 retail outlets in Florida, 36 retail outlets and a truck stop in Tennessee, 20 retail outlets in Michigan, one retail outlet in Kentucky and a truck stop in South Carolina.

         Certain Marathon branded and Emro retail outlets feature on-premises brand-name restaurants ("branded food service") as a means of increasing overall unit profitability. Typically, Emro or the independent Marathon jobber or dealer becomes a restaurant franchisee at these locations, although some sites are leased for food-service management under different ownership. Both Marathon and Emro plan additional branded food service locations in the future.

Supply and Transportation

         Marathon obtains nearly 60% of its crude oil feedstocks from North and South America and the balance primarily from the Middle East, the North Sea and West Africa. In 1994, Marathon was a net purchaser of 380,000 bpd of crude oil from both domestic and international sources, including approximately 145,000 bpd obtained from the Middle East.

         Marathon's strategy in acquiring raw materials for its refineries is to obtain supply from secure, long-term sources. Marathon generally sells its international equity production into local markets, but has the ability to satisfy about 75% of its requirements from a combination of its international equity crude and current supply arrangements in the Western Hemisphere.

         Marathon operates a system of terminals and pipelines to provide crude oil to its refineries and refined products to its marketing areas. Fifty-one terminals, including 45 light product and 6 asphalt terminals, are strategically located throughout the Midwest and Southeast. In addition, Marathon operates a fleet of trucks to deliver petroleum products to retail marketing outlets.

         During late 1993 and early 1994, Marathon installed automated fuel dye-injection equipment at 30 of its terminals in order to facilitate the sale of low-sulfur fuel oils for tax-exempt uses. The dye injection equipment was installed in connection with a January 1, 1994 requirement that terminal operators collect and remit federal excise taxes on all fuels suitable for use as on-highway diesel fuel, unless the fuel is dyed to indicate its tax-exempt status. Computerized in-line blenders installed during 1994 at Marathon's Chicago-area terminals allow the blending of virtually any grade of gasoline from three base inventory components--ethanol, and low- and high- octane reformulated gasoline blend stocks. As a result, existing tankage will be sufficient to handle demands for reformulated gasoline in the Chicago area.

         In late 1994, Marathon began construction of a new asphalt terminal in Mt. Vernon, Ind. which will allow Marathon to take advantage of favorable winter asphalt production economics at its Garyville refinery. The terminal will be completed in early 1995, prior to the summer asphalt sales season.

         Also during 1994, Marathon reached agreement with a third party to blend and package lubricants for sale through Marathon branded and company-operated retail outlets. This resulted in the closing of Marathon's Lubricants and Tires, Batteries and Accessories supply facility in Robinson, Ill.

         Marathon, through a wholly owned subsidiary, Marathon Pipe Line Company ("MPLC"), owns and operates, as a common carrier, approximately 1,100 miles of crude oil gathering lines; 1,500 miles of crude oil trunk lines; and 1,500 miles of products trunk lines. MPLC also owns interests in various pipeline systems, including 11.06% of the Capline system, a large diameter crude pipeline extending from St. James, La. to Patoka, Ill., and a 66.67% partnership interest in Block 873 Pipeline Company, which owns a 60-mile pipeline connected to the Ewing Bank 873 production platform in the Gulf of Mexico. Additionally, MPLC owns 32.1% of LOOP INC., which is the owner and operator of the only U.S. deepwater oil port. LOOP is located 18 miles off the coast of Louisiana. Marathon holds equity interests in a number of pipeline companies, including 17.36% of the Explorer Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the Midwest, and 2.5% of the Colonial Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the East Coast.

Domestic Natural Gas Marketing and Transportation

         In addition to the sale of equity production of natural gas, Marathon purchases gas from third-party producers and marketers for resale in order to offer customers secure and source-flexible supplies.

Marathon also manufactures LNG at a Kenai, Alaska gas liquefication plant, in which Marathon holds a 30% interest. Feedstock is supplied to the plant from a portion of Marathon's natural gas production in Alaska. LNG is delivered via tankers to two Japanese utilities under a contract which was renewed in April 1989 for a 15-year period. Marathon has a 30% participation in this contract which calls for the sale of more than 900 gross bcf over the contract life. During 1993, the LNG tankers used since deliveries began under the original contract in 1969 were replaced by two new tankers with 22% greater capacity. During 1994, LNG deliveries totaled 63.3 gross bcf (19.0 net bcf), up from 56.5 gross bcf (17.2 net bcf) in 1993. The increased capacity of the new tankers was not fully utilized in 1994, their first full year of operation, as demand growth was constrained by high inventory levels resulting from mild weather and a weak Japanese economy and by maintenance downtime at customer power generation facilities.

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

         Both Carnegie and Apollo are regulated as public utilities by state commissions within their service areas. Carnegie is also regulated by the Federal Energy Regulatory Commission as an interstate pipeline. Total natural gas throughput for Carnegie and Apollo was 28 bcf in 1994, 37 bcf in 1993 and 33 bcf in 1992.

HEDGING ACTIVITIES

         The Marathon Group engages in hedging activity to help protect against adverse market price changes related to the purchase or production and sale of crude oil, natural gas and refined products. Although crude oil and refined product prices generally move in tandem, futures contracts, commodity swaps and options are used to supplement the natural marketplace in protecting overall profitability. While hedging activities are generally used to reduce risks from unfavorable price movements, they also may limit the opportunity to benefit from favorable movements. The Marathon Group's hedging activities have not been significant in relation to its overall business activity. For additional information regarding hedging activity, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 2. Summary of Principal Accounting Policies - Hedging Transactions and - 24. Derivative Financial Instruments and Management's Discussion and Analysis of Cash Flows - Hedging Activity" for the Marathon Group.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

         The following table sets forth property, plant and equipment additions for the Marathon Group for each of the last three years:

       ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT               1994          1993        1992
                                                                ----          ----        ----
         (MILLIONS)
         Exploration and Production
           United States  . . . . . . . . . . . . . . . .       $ 351        $  315      $   206
           International  . . . . . . . . . . . . . . . .         185           359          545
                                                                -----        ------      -------
           Total Exploration and Production . . . . . . .         536           674          751
           Refining, Marketing and Transportation . . . .         278           213          405
           Other  . . . . . . . . . . . . . . . . . . . .           8            23           39 (a)
                                                                -----        ------      -------
         TOTAL  . . . . . . . . . . . . . . . . . . . . .       $ 822        $  910      $ 1,195
                                                                =====        ======      =======

- -----------

(a) Included $13 million representing the portion of 1992 property, plant and equipment additions for the businesses of the Delhi Group prior to October 2.

         Property, plant and equipment additions, including capital leases and assets acquired by issuing stock or debt securities, have been primarily for the replacement, modernization and expansion of facilities and production capabilities including: development of the Brae Fields and the related SAGE pipeline system in the U. K. North Sea; refinery modifications at Robinson, Garyville and Detroit (including the construction of facilities required to meet federal low-sulfur diesel requirements); expansion of Emro Marketing Company's network of retail outlets; and environmental controls. For information concerning capital expenditures for environmental controls in 1992, 1993 and 1994 and estimated capital expenditures for such purposes in 1995 and 1996, see "Environmental Matters."

         Depreciation, depletion and amortization costs for the Marathon Group were $721 million, $727 million and $793 million in 1994, 1993 and 1992, respectively.

RESEARCH AND DEVELOPMENT

         The research and development activities of the Marathon Group are conducted mainly at Marathon's Petroleum Technology Center in Littleton, Colorado. Expenditures by Marathon for research and development were $16 million in 1994 and $19 million in each of 1993 and 1992.

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

         The businesses of the Marathon Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances, and the Oil Pollution Act of 1990 ("OPA-90") with respect to oil pollution and response. In addition, many states where the Marathon Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and new water quality standards, could result in substantially increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" and "Legal Proceedings" for the Marathon Group.

         The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. Expenditures during 1992 and 1993 included substantial amounts for product reformulation and process changes to meet CAA requirements, in addition to ongoing compliance costs. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations.
However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil.

Air

         The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the Marathon Group is on RM&T operations.
The amendments establish attainment deadlines and control requirements based on the severity of air pollution in a geographical area. For example, the amendments required a reduction in the amount of sulfur in diesel fuel produced for highway transportation use, effective October 1993, and the introduction of reformulated gasoline in the nine metropolitan areas classified as severe or extreme for ozone non-attainment, and other areas opting into the program, effective January 1995.

         Marathon has the capability of producing about 25% of its gasoline output as reformulated fuels -- well above the estimated 10-15% required to meet demand within Marathon's marketing area. A major cost of reformulation is the mandated use of oxygenates in gasoline. As discussed under Refining, Marketing and Transportation above, Marathon has constructed oxygenate units at its Detroit and Robinson refineries.

         In addition to the foregoing, refueling controls are required on fuel dispensers (so called Stage II Recovery) at gasoline stations located in ozone non-attainment areas classified as moderate, serious, severe and extreme. As of December 31, 1994, Marathon had installed refueling controls at approximately 500 of the potential 600 retail outlets requiring them, at an estimated average cost of $40,000 per outlet.

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

Solid Waste

         The Marathon Group continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks ("USTs") containing regulated substances. Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined. Corrective action under RCRA related to past waste disposal activities is discussed under "Remediation."

Remediation

         The Marathon Group operates certain retail outlets where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states which administer their own UST programs. The Marathon Group's obligation to remediate such contamination varies, depending upon the extent of the releases and the stringency of the laws and regulations of the states in which it operates. A portion of these remediation costs may be recoverable from state UST reimbursement funds once the applicable deductibles have been satisfied. Accruals for remediation expenses are established for sites where contamination has been determined to exist and the amount of associated costs is reasonably determinable.

         The Marathon Group is involved with a potential corrective action at its Robinson, Ill. refinery where the remediation costs have been estimated at between $4 million and $18 million over 20 to 30 years. Remediation activities might also be required at other Marathon Group sites under RCRA.

         USX is also involved in a number of remedial actions under CERCLA and similar state statutes related to the Marathon Group. It is possible that additional matters relating to the Marathon Group may come to USX's attention which may require remediation. For a discussion of remediation matters relating to the Marathon Group, see "Legal Proceedings - Environmental Proceedings."

Capital Expenditures

         The Marathon Group's capital expenditures for environmental controls were $70 million, $123 million and $240 million in 1994, 1993 and 1992, respectively. The declines in 1994 and 1993 primarily reflected the Marathon Group's multi-year capital spending program for diesel fuel desulfurization which began in 1990 and was substantially completed by year-end 1993. The Marathon Group expects expenditures for environmental controls to approximate $40 million in 1995. This projection includes amounts reflecting management's latest estimate of expenditures for implementation of CAA requirements for production of reformulated gasoline. Predictions beyond 1995 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $45 million in 1996; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

U. S. STEEL GROUP

     The U. S. Steel Group includes U. S. Steel, the largest integrated steel producer in the United States (referred to hereinafter as "U. S. Steel"), which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. The U. S. Steel Group also participates in a number of joint ventures and other investments. U. S. Steel Group sales as a percentage of USX consolidated sales were 31% in each of 1994 and 1993 and 28% in 1992.

     The following table sets forth the total sales of the U. S. Steel
Group for each of the last three years. Such information does not include sales by joint ventures and other affiliates of USX accounted for by the equity method.

     SALES
                                                                  1994       1993       1992
                                                                  ----       ----       ----
    (MILLIONS)
     Steel and Related Businesses
       Sheet and Tin Mill Products . . . . . . . . . . . . . .   $3,806     $3,462     $2,994
       Plate, Structural and Other Steel Mill Products . . . .      691        595        537
       Taconite Pellets and Coke . . . . . . . . . . . . . . .      552        472        381
       Tubular Products  . . . . . . . . . . . . . . . . . . .      357        334        308
       Coal  . . . . . . . . . . . . . . . . . . . . . . . . .      202        268        294
       All Other . . . . . . . . . . . . . . . . . . . . . . .      310        291        238
     Other Businesses  . . . . . . . . . . . . . . . . . . . .      148        190        167
                                                                 ------     ------     ------
     TOTAL SALES . . . . . . . . . . . . . . . . . . . . . . .   $6,066     $5,612     $4,919
                                                                 ======     ======     ======
- -----------------

     The total number of active U. S. Steel Group employees at year-end was 20,711 in 1994, 21,892 in 1993 and 21,183 in 1992. The reduction in the number of active employees in 1994 from 1993 primarily reflected the exclusion of RMI Titanium Company ("RMI") employees (in August 1994, USX adopted the equity method of accounting for RMI), the idling of operations at Maple Creek coal mine and the integration of operations at Shawnee coal mine with the No. 50 coal mine. Most hourly and certain salaried employees are represented by the United Steelworkers of America ("USWA").

     U. S. Steel entered into a new five and one-half year contract with the USWA, effective February 1, 1994, covering approximately 15,000 employees. The agreement will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the agreement. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such other competition will be materially affected.

     In January 1994, U. S. Steel Mining Co., Inc. ("U. S. Steel Mining") entered into a five-year agreement with the United Mine Workers of America covering approximately 1,700 employees.

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

     U. S. Steel is the largest integrated steel producer in the United
States and competes with many domestic and foreign steel producers. Domestic competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and minimills which use steel scrap as a primary raw material. Minimills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages such as lower capital expenditures for construction of facilities and non-unionized work forces with lower employment costs and more flexible work rules. One minimill company is currently operating facilities which utilize thin slab casting technology to produce flat-rolled products. A number of companies have announced plans for constructing similar facilities having the additional capability to produce in excess of 10 million tons of flat-rolled products by 1998. Depending on market conditions, the additional production generated from minimills could have an adverse effect on
U. S. Steel's prices and shipment levels.

     The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and high levels of imported steel may ultimately have an adverse effect on product prices and shipment levels. Steel imports to the United States accounted for an estimated 25%, 19% and 17% of the domestic steel market in 1994, 1993 and 1992, respectively.

     Oil country tubular goods ("OCTG") accounted for 3.6% of U. S. Steel
Group shipments in 1994. On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with the U.S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of OCTG. On August 15, 1994, the ITC unanimously issued a preliminary ruling that there is a reasonable indication that domestic OCTG producers may have been injured by illegal subsidies and dumping. In December 1994 and January 1995, Commerce issued its preliminary affirmative determinations of the applicable margins of dumping and subsidies in the OCTG cases against producers in four countries. In June 1995, Commerce is scheduled to make final determinations, and in July 1995 it is anticipated that the ITC will render its final determinations as to whether the domestic industry has been materially injured by these imports. USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

     In addition to competition from other domestic and foreign steel producers, U. S. Steel faces competition from producers of materials such as aluminum, cement, composites, glass, plastics and wood in many markets.

     The U. S. Steel Group's businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic minimills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. For further information, see "Environmental Matters."

BUSINESS STRATEGY

     U. S. Steel's raw steel production facilities are Gary Works in Indiana, Mon Valley Works in Pennsylvania and Fairfield Works in Alabama.

     Over the last ten years, U. S. Steel has responded to competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. These products include bake hardenable steels and coated sheets for the automobile industry, laminated sheets for the manufacture of motors and electrical equipment, improved tin mill products for the container industry and oil country tubular goods. In addition, U. S. Steel intends to pursue lower manufacturing cost objectives through continuing cost improvement programs. These initiatives include, but are not limited to, reduced production cycle time, improved yields, continued customer orientation and improved process control. For example, a Pulverized Coal Injection project at Gary Works has resulted in reduced dependence on higher cost coke.

     Since 1982, the number of U. S. Steel raw steel production facilities has been reduced from ten to the three mentioned above, and annual raw steel capability has been reduced from 33.0 million to 12.5 million tons. Steel employment has been reduced from approximately 89,000 in 1982 to about 19,000 in 1995. As a result of downsizing its operations, the U. S. Steel Group recognized restructuring charges aggregating $2.8 billion since 1982 as its less efficient facilities have been shut down. During that period, U. S. Steel also invested approximately $3.4 billion in capital facilities for its steel operations. U. S. Steel believes that these expenditures have made its remaining steel operations among the most modern, efficient and competitive in the world. In both 1994 and 1993, U. S. Steel continuously cast nearly 100% of its raw steel production. This method of producing steel has resulted in higher quality steel at a lower cost than the previously used ingot method.

     In addition to the modernization of its production facilities, USX has entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin plate, tubular, bar and plate consuming industries. See "Joint Ventures and Other Investments."

STEEL AND RELATED BUSINESSES

     U. S. Steel operates plants which produce steel mill products in a variety of forms and grades. Gary Works, Mon Valley Works and Fairfield Works accounted for 58%, 23% and 19%, respectively, of U. S. Steel's 1994 raw steel production of 11.7 million tons. The annual raw steel production capability in 1994 of 12.0 million tons was increased through operating efficiencies to 12.5 million tons for 1995, including Gary Works - 7.4 million, Mon Valley Works -
2.8 million and Fairfield Works - 2.3 million.

     The following tables set forth significant U. S. Steel shipment data by major market and product for each of the last three years. Such data do not include shipments by joint ventures and other affiliates of USX accounted for by the equity method.

STEEL SHIPMENTS BY MARKET AND PRODUCT

                                                                        PLATES,
                                                          SHEETS &    STRUCTURAL
MAJOR DOMESTIC AND EXPORT MARKET                          TIN MILL    & OTHER(a)  TUBULAR      TOTAL
- --------------------------------                          --------    ----------  -------      -----
(THOUSANDS OF NET TONS)
1994
  Steel Service Centers  . . . . . . . . . . . . . . . .    1,909         625       261        2,795
  Further Conversion . . . . . . . . . . . . . . . . . .    1,956         428         6        2,390
  Transportation (Including Automotive)  . . . . . . . .    1,719         292        12        2,023
  Containers . . . . . . . . . . . . . . . . . . . . . .      988           5         2          995
  Construction . . . . . . . . . . . . . . . . . . . . .      540         190         8          738
  Machinery  . . . . . . . . . . . . . . . . . . . . . .      427         141         2          570
  Oil and Gas Drilling . . . . . . . . . . . . . . . . .       21          48       365          434
  All Other (Including Export and Appliances) (b)  . . .      578          19        26          623
                                                            -----       -----       ---       ------
  TOTAL  . . . . . . . . . . . . . . . . . . . . . . . .    8,138       1,748       682       10,568
                                                            =====       =====       ===       ======

1993
  Steel Service Centers  . . . . . . . . . . . . . . . .    1,967         615       255        2,837
  Further Conversion . . . . . . . . . . . . . . . . . .    1,768         467        13        2,248
  Transportation (Including Automotive)  . . . . . . . .    1,558         239         8        1,805
  Containers . . . . . . . . . . . . . . . . . . . . . .      833           4         3          840
  Construction . . . . . . . . . . . . . . . . . . . . .      532         133         4          669
  Machinery  . . . . . . . . . . . . . . . . . . . . . .      391          91         -          482
  Oil and Gas Drilling . . . . . . . . . . . . . . . . .        9          29       330          368
  All Other (Including Export and Appliances) (b)  . . .      659          43        18          720
                                                            -----       -----       ---       ------
  TOTAL  . . . . . . . . . . . . . . . . . . . . . . . .    7,717       1,621       631        9,969
                                                            =====       =====       ===       ======

1992
  Steel Service Centers  . . . . . . . . . . . . . . . .    1,932         507       241        2,680
  Further Conversion . . . . . . . . . . . . . . . . . .    1,147         394        24        1,565
  Transportation (Including Automotive)  . . . . . . . .    1,271         274         8        1,553
  Containers . . . . . . . . . . . . . . . . . . . . . .      710           3         2          715
  Construction . . . . . . . . . . . . . . . . . . . . .      492         104         2          598
  Machinery  . . . . . . . . . . . . . . . . . . . . . .      377          74         1          452
  Oil and Gas Drilling . . . . . . . . . . . . . . . . .        1          22       233          256
  All Other (Including Export and Appliances) (b)  . . .      873          95        67        1,035
                                                            -----       -----       ---       ------
  TOTAL  . . . . . . . . . . . . . . . . . . . . . . . .    6,803       1,473       578        8,854
                                                            =====       =====       ===       ======

_________________
(a) U. S. Steel ceased production of structural products when South Works closed in April 1992.

(b) Included steel export shipments of approximately 0.4 million tons in each of 1994 and 1993 and 0.6 million tons in 1992.

     USX and its wholly owned subsidiary, U. S. Steel Mining Co., Inc. ("U.S. Steel Mining") have domestic coal properties with demonstrated bituminous coal reserves of approximately 928 million net tons at year-end 1994 compared with approximately 945 million net tons at year-end 1993. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Pennsylvania, Virginia, West Virginia, Illinois and Indiana. Approximately 80% of the reserves are owned, and the rest are leased. Of the leased properties, 85% are renewable indefinitely and the balance are covered by a lease which expires in 2005. U. S. Steel Mining's Maple Creek coal mine and a related preparation plant located in Pennsylvania were idled in January 1994, because unforeseen and unpredictable geologic conditions made continued mining economically infeasible. Reserves associated with the Maple Creek coal mine were 21 million net tons at December 31, 1994. In December 1994, the U. S. Steel Group signed a letter of intent for the sale of the coal mine and preparation plant. The sale, which is contingent on certain conditions, including financing and government approval of the transfer of permits, is expected to be completed in the second quarter of 1995. In September 1994, the Shawnee coal mine located in West Virginia was integrated with the No. 50 coal mine for operational efficiencies.

     USX controls domestic iron ore properties having demonstrated iron ore reserves in grades subject to beneficiation processes in commercial use by U.
S. Steel of approximately 746 million tons at year-end 1994, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials, and the rest are higher grade ore. All of these demonstrated reserves are located in Minnesota. Approximately 40% of these reserves are owned and the remaining 60% are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 1996 to 2007. U. S. Steel's iron ore operations at Mt. Iron, Minn. ("Minntac") produced 16.0 million net tons of taconite pellets in each of 1994 and 1993 and 14.7 million net tons in 1992.

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

     The following tables set forth significant production data for Steel and Related Businesses for each of the last five years and products and services by facility:

PRODUCTION DATA                                                1994       1993      1992        1991       1990
                                                               ----       ----      ----        ----       ----
(THOUSANDS OF NET TONS, UNLESS OTHERWISE NOTED)
RAW STEEL PRODUCTION
  Gary  . . . . . . . . . . . . . . . . . . . . . . . . . .    6,768      6,624      5,969      5,817      6,740
  Mon Valley  . . . . . . . . . . . . . . . . . . . . . . .    2,669      2,507      2,276      2,088      2,607
  Fairfield   . . . . . . . . . . . . . . . . . . . . . . .    2,240      2,203      2,146      1,969      1,937
  All other plants (a)  . . . . . . . . . . . . . . . . . .        -          -         44        648      2,335
                                                              ------     ------     ------     ------     ------
    Total raw steel production  . . . . . . . . . . . . . .   11,677     11,334     10,435     10,522     13,619
    Total cast production . . . . . . . . . . . . . . . . .   11,606     11,295      8,695      7,088      7,228
    Continuous cast as % of total production  . . . . . . .     99.4       99.7       83.3       67.4       53.1
RAW STEEL CAPABILITY (AVERAGE)
  Continuous Cast . . . . . . . . . . . . . . . . . . . . .   11,990     11,850      9,904      8,057      6,950
  Ingots  . . . . . . . . . . . . . . . . . . . . . . . . .        -          -      2,240      6,919      9,451
                                                              ------     ------     ------     ------     ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .   11,990     11,850     12,144     14,976     16,401
    Total Production as % of total capability . . . . . . .     97.4       95.6       85.9       70.3       83.0
    Continuous cast as % of total capability  . . . . . . .    100.0      100.0       81.6       53.8       42.4
HOT METAL PRODUCTION  . . . . . . . . . . . . . . . . . . .   10,328      9,972      9,270      8,941     11,038

TACONITE PELLETS
  Shipments . . . . . . . . . . . . . . . . . . . . . . . .   16,174     15,911     14,822     14,897     14,922
  Production as % of capacity . . . . . . . . . . . . . . .     90.3       90.1       82.8       84.0       85.1

COKE PRODUCTION . . . . . . . . . . . . . . . . . . . . . .    6,777      6,425      5,917      5,091      6,663

COAL PRODUCTION
  Metallurgical coal (b)  . . . . . . . . . . . . . . . . .    7,424      8,142      7,311      7,352      8,370
  Steam coal (b) (c)  . . . . . . . . . . . . . . . . . . .        -      2,444      5,239      2,829      3,151
                                                              ------     ------     ------     ------     ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . .    7,424     10,586     12,550     10,181     11,521
  Total production as % of capacity . . . . . . . . . . . .     93.7       95.6       93.6       76.1       85.9

_________________
(a) In July 1991, U. S. Steel closed all iron and steel producing operations at Fairless Works. In April 1992, U. S. Steel closed South Works.

(b) The Maple Creek coal mine, which was idled in January 1994 produced 1.0 million net tons of metallurgical coal and 0.7 million net tons of steam coal in 1993.

(c) The Cumberland coal mine, which was sold in June 1993, produced 4.0 million net tons in 1992 and 1.6 million net tons in 1993 prior to the sale.

PRINCIPAL PRODUCTS AND SERVICES

       Gary . . . . . . . . . . . . . . . . . . . . .  Sheets & Tin Mill; Plates; Coke
       Fairfield  . . . . . . . . . . . . . . . . . .  Sheets; Tubular Products
       Mon Valley . . . . . . . . . . . . . . . . . .  Sheets
       Fairless (a) . . . . . . . . . . . . . . . . .  Sheets & Tin Mill
       Clairton . . . . . . . . . . . . . . . . . . .  Coke
       Minntac  . . . . . . . . . . . . . . . . . . .  Taconite Pellets
       U. S. Steel Mining . . . . . . . . . . . . . .  Coal
       Resource Management  . . . . . . . . . . . . .  Administration of Mineral, Coal and Timber Properties
       USX Engineers and Consultants  . . . . . . . .  Technical Services

_________________
(a) In 1991, U. S. Steel closed all iron and steel producing operations and the pipe mill facilities at Fairless Works. Operations at the Fairless sheet and tin finishing facilities are sourced with hot-strip mill coils from other U. S. Steel plants.

OTHER BUSINESSES

     In addition to the Steel and Related Businesses, the U. S. Steel Group includes various other businesses, the most significant of which are described below in this section. Other businesses also included RMI prior to the adoption of equity accounting in 1994. The other businesses that are included in the U. S. Steel Group accounted for 2% of the U. S. Steel Group's sales in 1994 and 3% in 1993 and 1992.

     USX Realty Development develops real estate for sale or lease and manages retail and office space, business and industrial parks and residential and recreational properties.

     USX Credit operates in the leasing and financing industry, managing a portfolio of real estate and equipment loans. Those loans are generally secured by the real property or equipment financed, often with additional security. USX Credit's portfolio is diversified as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. USX Credit is not actively making new loan commitments.

     In March 1995, Cyclone Fence was sold.

JOINT VENTURES AND OTHER INVESTMENTS

     USX participates directly and through subsidiaries in a number of joint ventures included in the U. S. Steel Group. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are at least 50% owned except Transtar, Inc. ("Transtar"). For financial information regarding joint ventures and other investments see "Financial Statements and Supplementary Data
- - Notes to Financial Statements - 14. Long-term Receivables and Other Investments" for the U. S. Steel Group.

     USX and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture ("USS-POSCO Industries") which owns and operates the former U. S. Steel Pittsburg, Cal. Plant. The joint venture markets high quality sheet and tin products, principally in the western United States market area. USS-POSCO Industries produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel. USS-POSCO Industries' annual shipment capacity is approximately 1.4 million tons. Total shipments were approximately 1.4 million tons in 1994.

     USX and Kobe Steel Ltd. ("Kobe") of Japan participate in a joint venture ("USS/Kobe Steel Company") which owns and operates the former U. S. Steel Lorain, Ohio Works. The joint venture produces raw steel for the manufacture of bar and tubular products. Bar products are sold by USS/Kobe Steel Company while U. S. Steel retains sales and marketing responsibilities for tubular products. Total shipments in 1994 were 1.6 million tons. USS/Kobe Steel Company entered into a new five and one-half year labor contract with the USWA, effective February 1, 1994, covering approximately 2,300 employees. USS/Kobe Steel Company's annual raw steel capability is approximately 2.6 million tons. Raw steel production was approximately 2.1 million tons in 1994.

     USX and Kobe participate in a joint venture ("PRO-TEC Coating
Company") which owns and operates a hot dip galvanizing line in Leipsic, Ohio. The facility commenced operations in early 1993. Capacity is approximately 600,000 tons per year with substrate coils provided by U. S. Steel. PRO-TEC Coating Company produced approximately 570,000 tons of galvanized steel in 1994.

     USX and Worthington Industries Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, Mich. The plant is operated by Worthington Industries, Inc. and is dedicated to serving U. S. Steel customers. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. The joint venture processes material sourced by U. S. Steel, with a processing capacity of 600,000 tons annually. In 1994, Worthington Specialty Processing processed approximately 425,000 tons.

     USX and Rouge Steel Company participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Mich. This facility enables U. S. Steel to further participate in the expanding automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Capacity was 700,000 tons of galvanized steel annually, with availability of the facility shared by the partners on an equal basis. In 1994, DESCO produced 745,000 tons of galvanized steel. The increase over capacity was due to improved operating efficiencies. The effective capacity is being increased in 1995 to 900,000 tons.

     National-Oilwell, a joint venture between a subsidiary of USX and National Supply Company, Inc., a subsidiary of Armco Inc., operates in the oil field service industry and has 3 manufacturing plants in the United States and abroad that produce a broad line of drilling equipment and pumping units. In the United States and abroad, it also operates 118 oil field supply stores, 6 service centers and 21 sales offices where it sells tubular goods, oil field operating supplies manufactured by others and its own manufactured equipment. The foreign manufacturing location is scheduled for closure in 1995.

     USX owns a 46% interest in Transtar, which in 1988 purchased the former domestic transportation businesses of USX including railroads, a dock company, USS Great Lakes Fleet, Inc. and Warrior & Gulf Navigation Company. Blackstone Transportation Partners, L.P. and Blackstone Capital Partners L.P., both affiliated with The Blackstone Group, together own 53% of Transtar, and the senior management of Transtar owns the remaining 1%. For a discussion of litigation related to Transtar, see "Legal Proceedings - U. S. Steel Group."

     USX has an economic interest of 54% in RMI, a leading producer of titanium metal products. In 1994, the U. S. Steel Group's voting interest in RMI was reduced to 46%, and the investment is accounted for under the equity method. RMI is a publicly traded company listed on the New York Stock Exchange.

     In October 1994, the U. S. Steel Group entered into a letter of intent with Nucor Corporation and Praxair, Inc. for the establishment of a joint venture to develop a new technology to produce steel directly from iron carbide. The parties would initially conduct a feasibility study of the iron carbide to steel process. If the feasibility study proves successful, the joint venture company would construct a demonstration plant to develop and evaluate the commercial feasibility of the steelmaking process.

HEDGING ACTIVITY

     The U. S. Steel Group engages in hedging activities in the normal course of its business. Commodity swaps are used to hedge exposure to price fluctuations relevant to the purchase of natural gas. While hedging activities are generally used to reduce risks from unfavorable price movements, they also may limit the opportunity to benefit from favorable movements. The U. S. Steel Group's hedging activities have not been significant in relation to its overall business activity. For additional information regarding hedging activity, see "Financial Statements and Supplementary Data - Notes to Financial Statements -
2. Summary of Principal Accounting Policies - Hedging Transactions and 24. Derivative Financial Instruments and Management's Discussion and Analysis of Cash Flows - Hedging Activity" for the U. S. Steel Group.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

     During the years 1992-1994, the U. S. Steel Group made property, plant and equipment additions, including capital leases, aggregating $764 million, including $248 million, $198 million and $318 million in 1994, 1993 and 1992, respectively. The additions have been primarily for the completion of the continuous caster at Mon Valley Works in 1992, modernization of the hot-strip mill and pickle line at Gary

Works and environmental controls associated with steel production and other facilities. Significant expenditures in 1994 included expenditures to complete environmental projects, hot-strip mill and pickle line improvements and various blast furnace improvements at Gary Works; and initial expenditures for a blast furnace reline project and hot-strip mill improvements at Mon Valley Works. Capital expenditures for 1995 are expected to be approximately $300 million and will include spending on a degasser at Mon Valley Works, a granulated coal injection facility at Fairfield Works' blast furnace, a galvanizing line in the southern United States, as well as additional environmental expenditures. Capital expenditures in 1996 and 1997 are currently expected to remain at a level similar to that planned in 1995.

     Depreciation, depletion and amortization costs for the U. S. Steel Group were $314 million in each of 1994 and 1993 and $288 million in 1992.

RESEARCH AND DEVELOPMENT

     The research and development activities of the U. S. Steel Group are conducted mainly at the U. S. Steel Technical Center in Monroeville, Pa. Expenditures for steel research and development were $23 million, $22 million and $23 million in 1994, 1993 and 1992, respectively.

     Steel research is devoted to developing new or improved processes for the mining and beneficiation of raw materials such as coal and iron ore and for the production of steel; developing new and improved products in steel and other product lines; developing technology for meeting environmental regulations and for achieving higher productivity in these areas; and serving customers in the selection and use of U. S. Steel's products. Steel research has contributed to current business performance through expanded use of on-site plant improvement teams. In addition, several collaborative research programs with technical projects directed at mid- to long-range research opportunities have been continued at universities and in conjunction with other domestic steel companies through the American Iron and Steel Institute and cooperative research and development agreements.

ENVIRONMENTAL MATTERS

     The U. S. Steel Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The Environmental Affairs organization has the responsibility to ensure that the U.S. Steel Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of the group, is charged with reviewing its overall performance with various environmental compliance programs. Also, the U. S. Steel Group, largely through the American Iron and Steel Institute, continues its involvement in the negotiation of various air, water, and waste regulations with federal, state and local governments to assure the implementation of cost effective pollution reduction strategies, such as the innovative regulatory-negotiation activities for coke plants, which are regulated under the Clean Air Act ("CAA").

     The U. S. Steel Group has voluntarily participated in the Environmental Protection Agency ("EPA") 33-50 program to reduce toxic releases and the EPA Greenlights program to promote energy efficiency. The U. S. Steel Group has also developed an award winning environmental education program (the Continuous Improvement to the Environment program), a corporate program to reduce the volume of wastes the U. S. Steel Group generates, and wildlife management programs certified by the Wildlife Habitat Council at U. S. Steel Group operating facilities. Additionally, over the past 5 years, it has reduced the volume of toxic releases reported under the Superfund Amendments and Reauthorization Act of 1986 (Section 313) by 75%, primarily through recycling and process changes.

     The businesses of the U. S. Steel Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the CAA with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances. In addition, all states where the
U. S. Steel Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and new water quality standards, could result in substantially increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" and "Legal Proceedings" for the U. S. Steel Group.

     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods.

Air
     The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the U. S. Steel Group is on the coke-making operations of U. S. Steel, as described below in this section. The coal mining operations and sales of U. S. Steel Mining may also be affected.

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

     In 1994, 100% of the coal production of U. S. Steel Mining was metallurgical coal, which is primarily used in coke production. While USX believes that the new environmental requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke.

Water
     The U. S. Steel Group maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and it is in compliance with such permits. U. S. Steel is currently negotiating with the EPA to develop a sediment remediation plan for the section of the Grand Calumet River that runs through Gary Works. The U. S. Steel Group expects to reach a final agreement with the EPA concerning this sediment remediation plan in 1995. As proposed, this project would require 5 to 6 years to complete after approval and would be followed by an environmental recovery validation. The estimated program cost, which has been accrued, is approximately $30 million.

Solid Waste
     The U. S. Steel Group continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks containing regulated substances. Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined. Corrective action under RCRA related to past waste disposal activities is discussed below under "Remediation."

Remediation
     A significant portion of the U. S. Steel Group's currently identified environmental remediation projects relate to the dismantlement and restoration of former and present operating locations. These projects include continuing remediation at an in situ uranium mining operation, the dismantling of former coke-making facilities and the closure of permitted hazardous waste landfills.

     The U. S. Steel Group is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, and it is possible that additional matters may come to its attention which may require remediation. For a discussion of remedial actions related to the U. S. Steel Group, see "Legal Proceedings - U. S. Steel Group Environmental Proceedings."

Capital Expenditures
     The U. S. Steel Group's capital expenditures for environmental controls were $57 million, $53 million and $52 million in 1994, 1993 and 1992, respectively. The U. S. Steel Group currently expects such expenditures to approximate $60 million in 1995. These amounts will primarily be spent on projects at Gary Works. Predictions beyond 1995 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $70 million in 1996; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

DELHI GROUP

     The Delhi Group ("Delhi") consists of Delhi Gas Pipeline Corporation ("DGP") and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. Prior to establishment of the Delhi Group on October 2, 1992, these businesses were included in the Marathon Group. Sales from the businesses included in the Delhi Group as a percentage of USX consolidated sales were 3% in each of 1994, 1993 and 1992. See "Financial Statements and Supplementary Data - Notes to Financial Statements - 1. Basis of Presentation" for the Delhi Group.

     Delhi is an established natural gas merchant engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. It uses its extensive pipeline systems to provide gas producers with a ready purchaser for their gas or transportation to other pipelines and markets, and to provide customers with an aggregated, reliable gas supply. Delhi has the ability to offer a complete package of services to customers, relieving them of the need to locate, negotiate for, purchase and arrange transportation of gas. As a result, margins realized by Delhi, when providing premium supply services, are generally higher than those realized when providing separate gathering, processing or transporting services or those realized from short-term, interruptible ("spot") market sales. Delhi provides premium supply services to customers, such as local distribution companies ("LDCs") and utility electric generators ("UEGs"). These services include providing reliable supplies tailored to meet the peak demand requirements of customers. Premium supply services range from standby service, where the customer has no obligation to take any volumes but may immediately receive gas from Delhi upon an increase in the customer's demand, to baseload firm service where delivery of continuous volumes is assured by Delhi and the customer is obligated to take the gas provided. Delhi attempts to structure its gas sales to balance the peak demand requirements of LDCs during the winter heating season and of UEGs during the summer air conditioning season. Gas supplies not sold under premium service contracts are generally sold in the spot market.

     Delhi also extracts and markets natural gas liquids ("NGLs") from natural gas gathered on its pipeline systems. Delhi sells NGLs to a variety of purchasers, including petrochemical companies, refiners, retailers, resellers and trading companies. At February 28, 1995, Delhi owned interests in 17 natural gas processing facilities including 21 gas processing plants, 11 of which were 50% owned and the remainder of which were wholly owned. Fifteen of the plants were operating as of February 28, 1995. These facilities straddle Delhi's pipelines and have been located to maximize utilization. During 1994, four plants were written down to estimated net realizable value in accordance with a plan for the disposition of certain non-strategic assets. As of February 28, 1995, one of these plants had been sold.

     Delhi faces competition in all of its businesses, including obtaining additional dedicated gas reserves and providing premium supply services and gas transportation services. Delhi's competitors include major integrated oil and gas companies, more than 100 major intrastate and interstate pipelines, and national and local gas gatherers, brokers, marketers, distributors and end-users of varying size, financial resources and experience. Based on 1993 data published in the September 1994 Pipeline & Gas Journal, Delhi ranked sixteenth among domestic pipeline companies in terms of total miles of gas pipeline operated and third in terms of miles of gathering line operated. With respect to competition in Delhi's gas processing business, Delhi estimates there are approximately 400 gas processing plants in Texas and Oklahoma. Certain competitors, including major integrated oil companies and some intrastate and interstate pipeline companies, have substantially greater financial resources and control larger supplies of gas than Delhi. Competition for premium supply services varies for individual customers depending on the number of other potential suppliers capable of providing the level of service required by such customers.

     The following tables set forth the distribution of the Delhi Group's sales and gross margin for each of the last three years:

     SALES AND GROSS MARGIN
     (MILLIONS)                                                  1994       1993       1992
                                                                 ----       ----       ----
     Sales
       Gas Sales (a) . . . . . . . . . . . . . . . . . . . .    $431.1     $447.9     $371.6
       Transportation  . . . . . . . . . . . . . . . . . . .      11.7       14.2       14.8
                                                                ------     ------     ------
     Total Systems . . . . . . . . . . . . . . . . . . . . .     442.8      462.1      386.4
     Trading . . . . . . . . . . . . . . . . . . . . . . . .      59.8          -          -
     Gas Processing  . . . . . . . . . . . . . . . . . . . .      64.1       72.6       70.4
     Other . . . . . . . . . . . . . . . . . . . . . . . . .        .2         .1        1.0
                                                                ------     ------     ------
     TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    $566.9     $534.8     $457.8
                                                                ======     ======     ======

     Gross Margin (b)
       Gas Sales and Trading Margin (a)  . . . . . . . . . .    $ 70.3     $104.5     $ 96.1
       Transportation Margin . . . . . . . . . . . . . . . .      11.7       14.2       14.8
                                                                ------     ------     ------
     Systems and Trading Margin  . . . . . . . . . . . . . .      82.0      118.7      110.9
     Gas Processing Margin . . . . . . . . . . . . . . . . .      15.6       17.3       26.1
                                                                ------     ------     ------
     TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    $ 97.6     $136.0     $137.0
                                                                ======     ======     ======

_________________
(a) See "Natural Gas Sales" below for a discussion of a January 1994 settlement agreement affecting Gas Sales and Gas Sales and Trading Margin.

(b) Gas Sales and Trading Margin reflects revenues less associated gas purchase costs. Transportation Margin reflects fees charged by Delhi for the transportation of volumes owned by third parties. Gas Processing Margin reflects (i) the sale of NGLs extracted from gas, less the cost of gas purchased for feedstock and (ii) processing fees charged by Delhi to third parties.

     The total number of Delhi employees at year-end was 681 in 1994, 805 in 1993 and 810 in 1992. The reduction in 1994 from 1993 reflected the effects of a work force reduction program initiated in the second quarter of 1994 to realign the organization with current business conditions. Delhi employees are not represented by labor unions.

NATURAL GAS GATHERING AND SUPPLY

     Delhi provides a valuable service to producers of natural gas by providing a direct market for the sale of their natural gas. Following discovery of commercial quantities of natural gas, producers generally must either build their own gathering lines or negotiate with another party, such as Delhi, to have gathering lines built to connect their wells to a pipeline for delivery to market. Delhi typically aggregates natural gas production from several wells in a gathering system where it may also provide additional services for the producers by compressing and dehydrating the gas. Depending on the quality of the gas stream, the gas may be treated to make it suitable for market. Delhi's ability to offer producers treating services and its willingness to purchase untreated gas give it an advantage in acquiring gas supplies, particularly in east Texas, where much of the gas produced is not pipeline quality gas. After processing, the residue gas flows through pipelines for ultimate delivery to market.

     Delhi owns and operates extensive gathering systems which are strategically located primarily in the major gas producing areas of Texas and Oklahoma, including east Texas, south Texas, the Permian Basin in west Texas and the Anadarko Basin in Oklahoma. Delhi's principal intrastate natural gas pipeline systems total approximately 6,900 miles and interconnect with other intrastate and interstate pipelines at more than 110 points. Interests in two partnerships, one of which operates a Federal Energy Regulatory Commission ("FERC") regulated interstate pipeline system, bring total systems miles to approximately 7,400 at December 31, 1994, compared with approximately 8,100 miles at December 31, 1993. Total throughput, including Delhi's share of partnership volumes, was 334 billion cubic feet ("bcf") in 1994, 327 bcf in 1993 and 314 bcf in 1992.

     Pipeline systems comprised of approximately 1,500 miles of gas pipeline in Arkansas, Kansas, Louisiana, Oklahoma and Texas were written down to net realizable value in June 1994 in accordance with a plan for the disposition of certain non-strategic assets. Systems comprised of approximately 800 miles of pipeline were sold during 1994 and systems comprised of approximately 200 miles were sold in January 1995. Agreements were signed in early 1995 for the sale of substantially all of the remaining pipeline systems included in the plan of disposition, including Delhi's partnership interest in the previously mentioned FERC regulated interstate pipeline company. For further discussion of the partnership interest, see "FERC Regulation."

     The following table sets forth the pipeline mileage for pipeline systems, including partnerships, owned and operated by Delhi at December 31, 1994, and natural gas throughput volumes for pipeline systems operated during 1994:

     PIPELINE MILEAGE AND THROUGHPUT VOLUMES

                                                                                            AVERAGE
                                                                 APPROXIMATE              NATURAL GAS
                                                                    MILES                  THROUGHPUT
                                                                    -----                  ----------
                                                                                (MILLIONS OF CUBIC FEET PER DAY)

     Arkansas . . . . . . . . . . . . . . . . . . . . . . . . . .      72                     14.2
     Kansas (a) . . . . . . . . . . . . . . . . . . . . . . . . .       -                      2.9
     Louisiana (a)  . . . . . . . . . . . . . . . . . . . . . . .       -                      9.3
     Oklahoma . . . . . . . . . . . . . . . . . . . . . . . . . .   2,848                    334.6
     Texas  . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,022                    534.9
                                                                    -----                    -----
     Total Systems  . . . . . . . . . . . . . . . . . . . . . . .   6,942                    895.9
     Partnerships . . . . . . . . . . . . . . . . . . . . . . . .     457                     19.6(b)
                                                                    -----                    -----
     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,399                    915.5
                                                                    =====                    =====

_________________
(a) Delhi sold its Kansas and Louisiana gas gathering facilities (including pipeline systems) during 1994.
(b)  Reflects Delhi's interest in partnership throughput.

     Delhi obtains gas supplies from various sources, including major oil and gas companies, other pipelines and independent producers. It offers competitive prices for gas, a full range of pipeline services and stable, year-round takes of production. Stable takes are particularly important to small producers who may not have the financial capacity to withstand significant variations in cash flow.

     The services Delhi provides to producers include gathering, dehydration, treating, compression, blending, processing and transportation. Delhi's ability to provide this wide range of services, together with the location of its gathering systems within major gas-producing basins, has allowed it to build a large, flexible gas supply base.

     Delhi generally buys gas from producers at prices based on a market index. Gas purchase contracts generally include provisions for periodically renegotiable prices. The majority of Delhi's contracts with producers are "take-or-release" contracts under which Delhi has the right to purchase the gas or, if it does not purchase minimum volumes of gas over a specified period, the producer has the right to sell the gas to another party and may have it transported on Delhi's system for a fee. Take-or-release contracts present less risk to Delhi than the formerly prevalent take-or-pay contracts, while affording producers an opportunity to protect their cash flow by selling to other buyers. Delhi believes that its liability on take-or-pay contracts, if any, is not material.

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

     The following table sets forth information concerning Delhi's dedicated gas reserves for each of the last three years:

     DEDICATED GAS RESERVES (A)                                    1994      1993      1992
                                                                   ----      ----      ----
     (BILLIONS OF CUBIC FEET)
     Beginning of year . . . . . . . . . . . . . . . . . . . .    1,663     1,652     1,643
       Additions . . . . . . . . . . . . . . . . . . . . . . .      431       382       273
       Production  . . . . . . . . . . . . . . . . . . . . . .     (334)     (328)     (307)
       Revisions/Asset Sales . . . . . . . . . . . . . . . . .     (110)      (43)       43
                                                                  -----     -----     -----
     TOTAL (at year-end) . . . . . . . . . . . . . . . . . . .    1,650     1,663     1,652
                                                                  =====     =====     =====

(a) Reserves typically associated with third-party wells, to be purchased or transported by Delhi.

NATURAL GAS SALES

     Delhi sells natural gas nationwide to LDCs, UEGs, pipeline companies, various industrial end-users and marketers under both long- and short-term contracts. As a result of Delhi's ability to offer a complete package of services to customers, relieving them of the need to locate, negotiate for, purchase and arrange transportation and processing of gas, margins realized by Delhi when providing premium supply services are generally higher than those realized when providing separate gathering, processing or transportation services or those realized from spot market sales. In 1994, gas sales represented approximately 70% of Delhi's total systems throughput and 71% of Delhi's total gross margin. Delhi sells gas under both firm and interruptible contracts at varying volumes, and in 1994 sold gas to over 180 customers.

     When negotiating sales to customers directly connected to its pipeline systems ("on system"), Delhi principally targets LDCs and UEGs. LDCs and UEGs generally are willing to pay higher prices to gas suppliers who can provide reliable gas supplies and adjust to rapid changes in their demand for gas service. Fluctuations in demand for natural gas by LDCs and UEGs are influenced by the seasonal requirements of purchasers using gas for space heating and the generation of electricity for air conditioning. LDCs require maximum deliveries during the winter heating season, while UEGs require maximum deliveries during the summer air-conditioning season. Delhi serves over 43
LDCs and UEGs, and total sales to these customers in 1994 exceeded 108 bcf. Delhi also sells gas to industrial end-users. These customers are generally more price-sensitive, but diversify Delhi's customer base and provide a stable market for natural gas.

     Delhi primarily uses the spot market to balance its gas supply with the demands for premium services. It attempts to sell all of its available gas each month. Delhi typically estimates sales to its premium market, then places the rest of its supply on the spot market. If the estimated premium load does not materialize, spot market sales are increased. If the actual premium load is greater than expected, spot market sales are interrupted to divert additional gas to the premium market. Spot market sales allow Delhi to balance its gas supply with its sales and to maximize throughput on its systems.

     In order to increase flexibility for supplying gas to premium customers, and in balancing its gas supply, Delhi has an arrangement with a large LDC in Texas to store up to 2.5 bcf of natural gas in an east

Texas storage facility, and continues to evaluate other storage options. As of January 31, 1995, Delhi had 1.1 bcf of natural gas in storage pursuant to this arrangement.

     Because of prevailing industry conditions, most recent sales contracts are for periods of one year or less, and many are for periods of 30 days or less. Pricing mechanisms under Delhi's contracts result in gas sales primarily at market sensitive prices with the unit margin fluctuating based on the sales price and the cost of gas. Various contracts permit the customer or Delhi to interrupt the gas purchased or sold, under certain circumstances. Other contracts provide Delhi or the customer the right to renegotiate the gas sales price at specified intervals, often monthly or annually. Sales under these contracts may be terminated if the parties are unable to agree on a new price. These contract provisions may make the specified term of a contract less meaningful.

     Delhi's four largest customers accounted for 30% of total sales in each of 1994 and 1993 and 26% in 1992. In 1994, Delhi's four largest customers were Oklahoma Natural Gas Company ("ONG"), the largest LDC in Oklahoma; Central and Southwest, which includes UEGs primarily serving locations in Oklahoma, Texas, Louisiana and Arkansas; Lone Star Gas Company ("Lone Star"), the largest LDC in Texas, serving the north central part of the state; and Noram Energy Corp., which includes Entex, the second largest LDC in Texas. Central and Southwest includes Central Power and Light Company ("CP&L") and Southwestern Electric Power Company ("SWEPCO"), which operate in different geographical areas, but centralized their purchasing functions in 1994. For the years 1993 and 1992, Delhi's four largest customers were ONG, SWEPCO, CP&L and Lone Star. Natural gas sales to Delhi's four largest customers accounted for 25%, 18% and 14% of total systems throughput and 41%, 45% and 39% of total gross margin in 1994, 1993 and 1992, respectively. Sales to two customers, ONG and Central and Southwest, accounted for an aggregate of 31% of total gross margin in 1994. Aggregate sales to two customers, ONG and SWEPCO, accounted for 34% and 30% of total gross margin in 1993 and 1992, respectively. During each of these years, one customer, ONG (discussed below), accounted for 10% or more of the Delhi Group's total revenues. Sales to Central and Southwest aggregated $54.7 million, or just under 10% of total revenues, in 1994, $66.3 million, or 12%, in 1993 and $63.2 million, or 14%, in 1992. In the event that one or more of Delhi's large premium supply service customers reduce volumes taken under an existing contract or choose not to renew such contract, Delhi would be adversely affected to the extent it is unable to find alternative customers to buy gas at the same level of profitability.

     Delhi has maintained long-term sales relationships with many of its customers and has done business with ONG since 1971. ONG accounted for 13%, 14% and 12% of total sales in 1994, 1993 and 1992, respectively. During 1992, Delhi executed a 10-year contract with ONG which provides for annual negotiation of contract prices. Delhi is currently in the third year of this contract which includes specific pricing provisions for the 1995 and 1996 contract years.

     Sales to SWEPCO accounted for 5% of total sales in 1994 and 7% in each of 1993 and 1992. Sales to SWEPCO pursuant to one contract ("original contract") were at prices substantially above spot market prices and, as a result, this contract accounted for more than 10% of Delhi's total gross margin in each of the year's 1990 through 1993. On January 26, 1994, a settlement agreement was executed between DGP and SWEPCO, resolving litigation which began in 1991 related to the original contract which was due to expire in April 1995. The settlement agreement provided that SWEPCO pay Delhi the price under the original contract through January 1994. Concurrent with the execution of the settlement agreement, Delhi executed a new four-year agreement with SWEPCO enabling Delhi to supply increased volumes of gas to two SWEPCO power plants in east Texas, at market sensitive prices and premiums commensurate with the level of service provided. The agreement provides for swing service and does not require any minimum gas purchase volumes. Delhi's 1994 operating income and cash flow were adversely affected by an estimated $16.2 million of premiums lost under the original contract.

     Delhi continues to pursue opportunities for long-term gas sales to LDCs and UEGs. Delhi can sell gas to customers which are not directly connected to its pipeline systems ("off-system") because of its numerous interconnections with other pipelines and the availability of transportation service from other pipelines. These interconnections give Delhi access to virtually every significant interstate pipeline in the United States and permit it to take advantage of regional pricing differentials. As a shipper, Delhi has both firm and interruptible transportation agreements with certain of these pipelines, including firm agreements that obligate Delhi to pay for transportation services for periods of up to one year, regardless of whether or not Delhi uses these services.

     In a typical off-system sale transaction, Delhi sells gas to a customer at an interconnection point with another pipeline, and the customer arranges further pipeline transportation of the gas to the point of consumption. Delhi's off-system sales in 1994 included sales to LDCs in Arkansas, California, Indiana, Illinois, Kansas and Louisiana; UEGs in California, Illinois, Kansas, Louisiana, Mississippi, Pennsylvania and Tennessee; and industrial end-users in many of these same states. Margins realized from off-system sales to LDCs and UEGs have traditionally been lower than those realized from on-system sales to such customers, reflecting increased competition and the lower level of service typically received by the off-system customers. However, firm off-system sales to LDCs and UEGs generally provide a premium over off-system industrial and spot market sales. During 1994, Delhi negotiated four firm sales of gas moving to off-system markets.

     In 1994, Delhi initiated natural gas trading activity involving the purchase of natural gas from sources other than wells directly connected to Delhi's systems, and the subsequent sale of like volumes. Unit margins earned in the trading business are significantly less than those earned from on-system premium sales. The volume of trading activity in 1995 is expected to expand significantly from 1994 levels.

     The following table sets forth the distribution of Delhi's natural gas volumes for each of the last three years:

     NATURAL GAS VOLUMES                                              1994      1993      1992
                                                                      ----      ----      ----
     (BILLIONS OF CUBIC FEET)
     Natural Gas Throughput
       Natural Gas Sales . . . . . . . . . . . . . . . . . . . . .    227.9     203.2     200.0
       Transportation  . . . . . . . . . . . . . . . . . . . . . .     99.1     117.6     103.4
                                                                      -----     -----    ------
     Total Systems . . . . . . . . . . . . . . . . . . . . . . . .    327.0     320.8     303.4
       Trading Sales . . . . . . . . . . . . . . . . . . . . . . .     34.6         -         -
       Partnerships - Equity Share . . . . . . . . . . . . . . . .      7.1       6.5      10.2
                                                                      -----     -----     -----
     TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .    368.7     327.3     313.6
                                                                      =====     =====     =====

TRANSPORTATION

     Delhi transports natural gas on its pipeline systems for third parties at negotiated fees. When transporting gas for others, Delhi does not take title but delivers equivalent amounts to designated locations. The core of Delhi's transportation business is moving gas for on-system producers who market their own gas. Delhi's transportation business complements its sales and gas processing businesses by generating incremental revenues and margins. Transportation volumes also may be available for purchase by Delhi during periods of peak demand to increase Delhi's supply base. Delhi's more than 110 points of interconnection with both intrastate and interstate pipeline systems facilitate its transportation business. Transportation services accounted for approximately 30% of Delhi's total systems throughput and 12% of its total gross margin in 1994, compared with 37% and 10%, in 1993.

HEDGING ACTIVITY

     Delhi uses pricing mechanisms built into its natural gas purchase and sales contracts or commodity based derivative instruments such as exchange traded futures contracts and options to hedge exposure to changes in market prices on its natural gas margins. While hedging activities are generally used to reduce risks from unfavorable price movements, they also may limit the opportunity to benefit from favorable movements. Delhi does not hedge against all such exposure, depending on management's overall view of market conditions. Operating results are thus subject to management's assessment of and response to changing market prices. For additional information regarding hedging activity, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 2. Summary of Principal Accounting Policies - Hedging Transactions and Management's Discussion and Analysis of Cash Flows - Hedging Activity" for the Delhi Group.

GAS PROCESSING AND NGLS MARKETING

     Natural gas processing involves the extraction of NGLs (ethane, propane, isobutane, normal butane and/or natural gasoline) from the natural gas stream, thereby removing some of the British thermal units ("Btus") from the gas. Delhi processes most of the gas moved on its pipeline systems in its own plants, which straddle its pipelines, and processes a smaller portion at third-party plants. Delhi has the processing rights under a substantial majority of its contracts with producers. By processing gas, Delhi captures the differential between the price obtainable for the Btus if sold as NGLs and the price obtainable for the Btus if left in the gas. Delhi has the ability to take advantage of such price differentials by utilizing additional processing capacity at operating plants, by choosing not to extract certain NGLs from the gas stream or, to a lesser extent, by starting up or idling processing plants. Delhi monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each plant's operation and the viability of starting up or idling individual plants. At February 28, 1995, 15 of Delhi's 21 plants were operating. Four plants were written down to estimated net realizable value in June 1994 in accordance with a plan for the disposition of certain non-strategic assets. One of these plants was sold during 1994. Delhi expanded its facilities in Custer County, Okla. with the relocation, redesign and installation of the idled Cimmaron processing plant and the installation of a two-mile pipeline. The plant (renamed Panther Creek) began operations in March 1994. Delhi has a 50% interest in the plant project. In 1994, Delhi completed a 21-mile system expansion to provide additional system capacity to this plant.

     The following table sets forth the location, capacity and type of Delhi's processing plants at December 31, 1994:

     PROCESSING PLANTS

                                                GROSS                GROSS
                                             NATURAL GAS              NGLS
                                              THROUGHPUT           PRODUCTION              TYPE OF
     LOCATION         PLANT NAME               CAPACITY             CAPACITY               PROCESS
     --------         ----------               --------             --------               -------
                                          (MILLIONS OF CUBIC      (THOUSANDS OF
                                             FEET PER DAY)      GALLONS PER DAY)
     Oklahoma(a)      El Reno                    75.0                  248.0               Cryogenic
                      Custer Cryo                80.0                  235.0               Cryogenic
                      Custer Lean Oil(b)         40.0                   66.0               Refrig. oil absorption
                      Panther Creek              50.0                  178.0               Cryogenic
                      Beaver                     55.0                  128.0               Cryogenic
                      Woodward                   45.0                  120.0               Cryogenic
                      Antelope Hills "B"         30.0                   76.5               Cryogenic
                      Antelope Hills "A"         20.0                   61.5               Cryogenic
                      Stephens                   30.0                   74.0               Cryogenic
                      Watonga "A" (b)            25.0                   52.0               Cryogenic
                      Watonga "B" (b)            15.0                   50.0               Cryogenic
     East Texas       Grapeland                 165.0                  200.0               Cryogenic
                      Longview                  100.0                  180.0               Cryogenic
                      East Texas                 90.0                  120.0               Cryogenic
     West Texas       Coyanosa                  100.0                  260.0               Cryogenic
                      Booker(b)(c)                6.0                   12.0               Refrigeration
     South Texas      Three Rivers               30.0                  100.0               Cryogenic
                      Pettus                     30.0                   80.0               Cryogenic
                      Laredo                     25.0                   40.0               Refrig. oil absorption
     Louisiana        Ruston "A" (b)(c)          16.0                   18.0               Refrigeration
                      Ruston "B" (b)(c)          16.0                   18.0               Refrigeration
                                              -------                -------
     Total                                    1,043.0                2,317.0
                                              =======                =======

_________________
(a) Plants in Oklahoma are 50% owned (plants in all other states are 100% owned).

(b)  Idle at December 31, 1994.

(c) Written down to net realizable value in June 1994 in accordance with a plan of disposition.

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

     Delhi also receives fees for providing treating services for producers whose gas requires the removal of various impurities to make it marketable.
The impurities may include water, carbon dioxide or hydrogen sulfide. Delhi owns and operates its own treating facilities, including six sulfur plants, and also has contracts to treat gas at third-party plants. The ability to offer treating services to producers gives Delhi a competitive advantage in acquiring gas supplies in east Texas, where much of the gas produced is not pipeline-quality gas.

     Delhi markets NGLs either at the two major domestic marketing centers for NGLs, Mont Belvieu, Texas and Conway, Kansas, or at the processing plant sites. Delhi also markets NGLs for third parties for a fee. Condensate (free liquids in the gas stream before processing) is very similar to crude oil and is marketed to crude oil purchasers at various separation or collection facilities located throughout Delhi's pipeline systems. Prices for NGLs and condensates are closely related to the price of crude oil.

     Delhi has transportation, fractionation and exchange agreements for the movement of NGLs to market. Delhi sells NGLs to a variety of purchasers including petrochemical companies, refiners, retailers, resellers and trading companies. In 1994, Delhi marketed 276 million gallons ("mmgal") of NGLs to over 53 different customers at spot market prices. In the past, Delhi has entered into agreements with third parties to store NGLs, in order to provide the flexibility to delay NGLs sales until demand and prices are higher.

     Delhi's NGLs sales volumes totaled 276 mmgal, 282 mmgal and 261 mmgal in 1994, 1993 and 1992, respectively. In addition, NGLs volumes which Delhi processed for third parties for a fee totaled 30 mmgal, 46 mmgal and 41 mmgal in 1994, 1993 and 1992, respectively. Gas processing unit margins averaged 6 cents per gallon in 1994 (10 cents per gallon in the fourth quarter), compared with 6 cents per gallon in 1993 (1 cent per gallon in the fourth quarter) and 10 cents per gallon in 1992 (6 cents per gallon in the fourth quarter). Average unit margins improved over the last half of 1994, reflecting improved NGLs prices and lower feedstock (natural gas) costs.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

     The following table sets forth property, plant and equipment additions and dedicated natural gas reserve additions for the Delhi Group for each of the last three years:

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
AND DEDICATED NATURAL GAS RESERVES                                    1994      1993      1992
                                                                      ----      ----      ----
Property, Plant and Equipment additions (MILLIONS)                    $32.1     $42.6     $ 26.6
Dedicated natural gas reserve additions (BILLIONS OF CUBIC FEET)        431       382        273

     During the three years 1992-1994, expenditures were primarily related to the connection of new dedicated natural gas reserves, the purchase of new facilities and the improvement and upgrading of existing facilities. Expenditures in 1994 included amounts for a pipeline construction project in western Oklahoma and the purchase and upgrade of three gas treating facilities in east and west Texas. For information concerning capital expenditures for environmental controls in 1992, 1993 and 1994 and estimated capital expenditures for such purposes in 1995 and 1996, see "Environmental Matters."

     Capital expenditures in 1995 are expected to be in the range of $35 million to $45 million as Delhi continues to pursue opportunities at attractive prices to connect dedicated gas reserves by the expansion or acquisition of gas gathering, processing and transmission assets, including those made available as a result of current industry conditions and regulatory initiatives.

     Depreciation, depletion and amortization costs for Delhi were $30.1 million, $36.3 million and $40.2 million in 1994, 1993 and 1992, respectively. The decline in 1994 from 1993 primarily reflected effects of 1994 restructuring activity.

REGULATORY MATTERS

  Delhi's facilities and operations are subject to regulation by various governmental agencies.

State Regulation

     The Texas Railroad Commission ("RRC") has the authority to regulate natural gas sales and transportation rates charged by intrastate pipelines in Texas. The RRC requires tariff filings for certain of Delhi's transactions and, under limited circumstances, could propose changes in such filed tariffs. Rates charged for pipeline-to-pipeline transactions and rates charged to transportation, industrial and other similar large volume contract customers (other than LDCs) are presumed by the RRC to be just and reasonable where (i) neither the supplier nor the customer had an unfair advantage during negotiations, (ii) the rates are substantially the same as rates between the gas utility and two or more of these customers for similar service or (iii) competition does or did exist for the market with another supplier of natural gas or an alternative form of energy. Competition generally exists in the markets Delhi serves and rate cases have been infrequent.

     Delhi's Texas pipeline systems are subject to the "ratable take rules" of the RRC. Under ratable take rules, each purchaser of gas is generally required first to take ratably certain high-priority gas (i.e., principally casinghead gas from oil wells) produced from wells from which it purchases gas and, if its sales volumes exceed available amounts of such high-priority gas, thereafter to take gas well gas from wells from which it purchases gas on a ratable basis, by categories, to the extent of demand. Under other RRC regulations, large industrial customers are subject to curtailment or service interruption during periods of peak demand. Certain Delhi customers in Texas and Oklahoma may also be subject to state ratable take rules. Such rules have affected purchases of gas from Delhi in the past and may affect such purchases in the future.

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

     Delhi generally does not engage in the type of sales or transportation transactions that would subject it to cost of service regulation in the states where it does business. Louisiana exercises limited jurisdiction over certain facilities constructed in that state by Delhi.

FERC Regulation

     As a gas gatherer and an operator primarily of intrastate pipelines, Delhi is generally exempt from regulation under the Natural Gas Act of 1938 ("NGA"). Delhi operates and owns a 25% interest in Ozark Gas Transmission System ("Ozark"), an interstate pipeline providing transportation services in western Arkansas and eastern Oklahoma. Ozark is subject to FERC regulation under the NGA and the Natural Gas Policy Act of 1978 ("NGPA"). In February 1995, Delhi signed an agreement to sell its 25% interest in Ozark. The sale of Ozark is expected to be completed in the second quarter of 1995, subject to certain closing conditions and other government agency approvals. FERC also exercises jurisdiction over transportation services provided by Delhi under
Section 311 of the NGPA. This jurisdiction is limited to a review of the rates, terms and conditions of such services.

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

     The Delhi Group has incurred and will continue to incur capital and operating and maintenance expenditures as a result of environmental laws and regulations, although such expenditures have historically not been material. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Delhi Group's products and services, operating results will be adversely affected. The Delhi Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production processes.

Air
     The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the Delhi Group is on its compressor stations and its processing plants. The amendments establish attainment deadlines and control requirements based on the severity of air pollution in a geographical area. All facilities that are major sources as defined by the CAA will require Title V permits. Delhi anticipates that such permits will be required on 15 processing and treating plants by June 1996. The issuance of permits is currently scheduled to begin in June 1995.

Water
     The Delhi Group maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA and it is in compliance with such permits.

Solid Waste
     The Delhi Group continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks containing regulated substances. Since the EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined.

Remediation
     Minor remediation projects are done on a routine basis and related expenditures have not been material.

Capital Expenditures
     The Delhi Group's capital expenditures for environmental controls were $4.6 million, $4.5 million and $3.0 million in 1994, 1993 and 1992, respectively. The Delhi Group currently expects such expenditures to approximate $5 million in 1995. Predictions beyond 1995 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Delhi Group anticipates that environmental capital expenditures will be about $5 million in 1996; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed. Expenditures for environmental controls include amounts for projects which, while benefitting the environment, also enhance operating efficiencies.

ITEM 2. PROPERTIES

     The location and general character of the principal oil and gas properties, plants, mines, pipeline systems and other important physical properties of USX are described in the Item 1. BUSINESS section of this document. Except for oil and gas producing properties, which generally are leased, or as otherwise stated, such properties are held in fee. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency. At the date of acquisition of important properties, titles were examined and opinions of counsel obtained, but no title examination has been made specifically for the purpose of this document. The properties classified as owned in fee generally have been held for many years without any material unfavorably adjudicated claim.

     Several steel production facilities and interests in two liquefied natural gas tankers are leased. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 15. Leases."

     The basis for estimating oil and gas reserves is set forth in "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves."

     USX believes that its surface and mineral rights covering reserves are adequate to assure the basic legal right to extract the minerals, but may not yet have obtained all governmental permits necessary to do so.

     Unless otherwise indicated, all reserves shown are as of December 31, 1994.

ITEM 3. LEGAL PROCEEDINGS

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments related to the Marathon Group, the U. S. Steel Group and the Delhi Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are included below in this discussion. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements and/or to the financial statements of the applicable group. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

MARATHON GROUP

Environmental Proceedings

     The following is a summary of proceedings attributable to the Marathon Group that were pending or contemplated as of December 31, 1994, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. LEGAL PROCEEDINGS " above takes such matters into account.

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

     At December 31, 1994, USX had been identified as a PRP at a total of 17 CERCLA sites related to the Marathon Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with each of these sites will be under $1 million per site and most will be under $100,000.

     In addition, there are 7 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 70 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. Based on currently available information, which is in many cases preliminary and incomplete, the Marathon Group believes that its liability for cleanup and remediation costs in connection with 32 of these sites will be under $100,000 per site, another 29 sites have potential costs between $100,000 and $1 million per site and 7 sites may involve remediation costs between $1 million and $5 million per site.

     There is one location which involves a remediation program in cooperation with the Michigan Department of Natural Resources at a closed and dismantled refinery site located near Muskegon, Mich. The Marathon Group anticipates spending between $9 million and $12 million over the next 10 to 20 years at this site. Anticipated expenditures for 1995 are $1.6 million.

     Additionally, the Marathon Group is involved with a potential corrective action at its Robinson, Ill. refinery where the remediation costs have been estimated at between $4 million and $18 million over 20 to 30 years. Anticipated expenditures for 1995 are $3.8 million.

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

     On February 9, 1995, the EPA notified Marathon that it proposed to assess penalties in the amount of $526,100 for violating the Clean Water Act general NPDES Permit for the Cook Inlet, Alaska. This amount is based primarily on clerical reporting errors and minor permit exceedances during the period of 1990 through 1994. Before the EPA proposed to assess the fine, Marathon conducted a comprehensive and voluntary self-evaluation of its permit compliance status for the 1990-1994 period for all of its Cook Inlet discharges. All findings were reported to the EPA along with actions taken or planned by Marathon. There is no evidence that these permit exceedances have harmed the environment. Marathon is negotiating with the EPA concerning these penalties.

U. S. STEEL GROUP

B&LE Litigation

     In 1994, judgments against the Bessemer & Lake Erie Railroad ("B&LE") in the amount of approximately $498 million, plus interest, in the Lower Lake Erie Iron Ore Antitrust Litigation were upheld. In connection with that litigation, claims of two plaintiffs for retrial of their damage awards remain to be heard (Toledo World Terminal, Inc. v. B&LE). At trial these plaintiffs asserted claims of approximately $8 million, but were awarded only nominal damages by the jury. A new trial date has not been set. Any damages awarded in a new trial may be more or less than $8 million and would be subject to trebling.

     A further related lawsuit (Pacific Great Lakes Corporation v. B&LE) filed under the Ohio Valentine Act has been set for trial in the Cuyahoga County (Ohio) Court of Common Pleas in September 1995. Formal discovery commenced in late 1994, following unsuccessful efforts to reach settlement. Plaintiffs unsubstantiated claims are approximately $21.6 million and are subject to doubling under the Valentine Act.

     The B&LE was a wholly owned subsidiary of USX throughout the period the conduct occurred. It is now a subsidiary of Transtar, Inc. ("Transtar") in which USX has a 46% equity interest. USX is obligated to reimburse Transtar for judgments paid by the B&LE.

Fairfield Agreement Litigation

     In 1989, USX and two former officials of the USWA were indicted by a federal grand jury in Birmingham, Ala. which alleged that USX granted leaves of absence and pensions to the union officials with intent to influence their approval, implementation and interpretation of the 1983 Fairfield labor agreement which resulted in reopening USX's Fairfield Works. In 1990, USX and the union officials were convicted, and the District Court imposed a $4.1 million fine on USX and ordered restitution to the U. S. Steel and Carnegie Pension Fund of approximately $300,000. The verdicts were affirmed by the Court of Appeals for the 11th Circuit on May 10, 1994, and a petition for Writ of Certiorari to the U. S. Supreme Court was denied on March 6, 1995. A former executive officer of USX who was also subsequently indicted has pleaded not guilty and has not yet been tried. A related civil action (Cox v. USX), which was dismissed by the trial court, was reversed by the U. S. Court of Appeals for the 11th Circuit on April 5, 1994 and has been returned to the trial court for further proceedings. The plaintiffs' complaint asserted five causes of action arising out of conduct relating to the negotiation of the 1983 Fairfield labor agreement. The causes of action include claims asserted under the Racketeer Influenced and Corrupt Organization Act and Employee Retirement Income Security Act based on allegations that union negotiators had agreed to concessions in the agreement in exchange for pension payments to which they were not entitled.

Pickering Litigation

     On November 3, 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva Utah Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages and, pending the court's determinations, USX may appeal. Plaintiffs' counsel has been reported as estimating plaintiffs' recovery to be in excess of $100 million. USX believes any such damages will likely be substantially less than the plaintiff's estimate. In 1994, USX entered into settlement agreements with 227 plaintiffs providing for releases of liability against USX and the aggregate payment by USX of approximately $1 million.

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

Inland Steel Patent Litigation

     In July 1991, Inland Steel Company ("Inland") filed an action against
USX and another domestic steel producer in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants had infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $50 million and an injunction against future infringement. USX in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, a jury found USX to have infringed the patents. The District Court has yet to rule on the validity of the patents. In July 1993, the U. S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of USX and the other steel producer. A further request was submitted by USX to the Patent Office in October 1993, presenting additional questions as to patentability which was granted and consolidated for consideration with the original request. In 1994, the Patent Office issued a decision rejecting all claims of the Inland patents. Inland has appealed this decision to the Patent Office Board of Appeals.

Securities Litigation

     In July 1993, a class action was filed in the U.S. District Court for the Western District of Pennsylvania (Finkel v. Lehman Brothers, et al.) naming as defendants USX, Messrs. C.A. Corry, R.M. Hernandez and L.B. Jones, officers of the Corporation, and the underwriters in a public offering of 10 million shares of Steel Stock completed on July 29, 1993. The complaint alleges that the Corporation's prospectus and registration statement was false and misleading with respect to the effect of unfairly traded imports on the domestic steel industry and the then pending ITC proceedings and seeks as damages the difference between the public offering price and the value of the shares at the time the action was brought or the price at which shares were disposed of prior to filing the suit. Two additional actions (Snyder v. USX, et al. and Erenberg v. USX, et al.) involving essentially the same issues were filed in August 1993 in the same court and added Mr. T.J. Usher, also an officer, as a defendant. These cases have been consolidated, and discovery is proceeding.

Environmental Proceedings

     The following is a summary of the proceedings attributable to the U.
S. Steel Group that were pending or contemplated as of December 31, 1994, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. LEGAL PROCEEDINGS" above takes such matters into account.

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

     At December 31, 1994, USX had been identified as a PRP at a total of 28 CERCLA sites related to the U. S. Steel Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with 12 of these sites will be between $100,000 and $1 million per site and ten will be under $100,000. At one site, U. S. Steel's former Duluth, Minn. Works, USX has spent approximately $5.4 million and currently estimates that it will spend another $1.6 million. However, USX was directed in 1993 to develop alternative methods of remediation for this site, the cost of which is presently unknown and indeterminable and, as a result, future costs may be more or less than previously estimated. At the remaining five sites, USX has no reason to believe that its share in the remaining cleanup costs at any single site will exceed $5 million, although it is not possible to accurately predict the amount of USX's share in any final allocation of such costs. Following is a summary of the status of the five sites:

   In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $3 million, of which USX paid $2.5 million. The EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the Pennsylvania Department of Environmental Resources ("PaDER") placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation and Feasibility Study ("RI/FS") which is expected to be completed in 1995. It is not possible to estimate accurately the cost of any remediation or USX's share in any final allocation formula; however, based on presently available information, USX may have been responsible for approximately 70% of the waste material deposited at the site. The EPA has demanded reimbursement for approximately $400,000 in past costs. USX is negotiating with the agency.

   In 1989, a consent decree negotiated between the EPA and USX was entered in the U.S. District Court of New Jersey requiring USX to undertake remedial work at the Tabernacle Drum Dump site in Tabernacle, N.J. USX has expended $3.5 million in completing the remedial design and in constructing the treatment system. Additionally, the Department of Justice filed a complaint in 1990 against USX and a waste disposal firm seeking recovery of $1.7 million expended by the EPA in conducting a RI/FS for the site. USX cross claimed against the waste disposal firm, and its successor in ownership, which improperly disposed of the waste material. On June 14, 1994, a settlement was reached with the codefendant waste disposal firm requiring it to pay $1.7 million to settle the EPA's cost claims and to pay USX $300,000. The EPA has not released USX from future liability.

   USX participated with thirty-five other PRPs in performing removal work at the Ekotek/Petrochem site in Salt Lake City, Utah under the terms of a 1991 administrative order negotiated with the EPA. The removal work was completed in 1992 at a cost of over $9 million. In July 1992, the PRP Remediation Committee negotiated an administrative order on consent to perform a RI/FS of the site. It is expected the RI/FS will be completed in early 1995 and a Record of Decision issued by the end of 1995. USX has contributed approximately $550,000 through 1994 towards completing the removal work and performing the RI/FS. USX's proportionate share of costs presently being used by the PRP Remediation Committee is approximately 5% of the participating PRPs, but a final determination has not yet been made and it is expected that the percentage may decrease as a result of the participation of additional PRPs. The PRP Remediation Committee has commenced cost recovery litigation against approximately 1,100 non-participating PRPs.

   USX has a 54% economic interest in RMI Titanium Company ("RMI") which has been identified as a PRP (together with 31 other companies) at the Fields Brook Superfund site in Ashtabula, Ohio. In 1986, the EPA estimated the cost of remediation at $48 million. However, recent studies show the volume of sediment to be substantially lower than projected in 1986.
   These studies, together with improved remediation technology and redefined cleanup standards have resulted in a more recent estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors. The EPA, in March 1989, ordered 22 of the PRP's to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. RMI, working cooperatively with fourteen others in accordance with two separate agreements, is complying with the order. RMI has accrued and has been paying its portion of the cost of complying with the EPA's order, which includes the studies. It is anticipated that the studies will be completed no earlier than mid 1996. Actual cleanup would not commence prior to that time. It is not possible to determine accurately RMI's cost or share of any final allocation formula with respect to the actual cleanup; however, based on the results of the allocation of the study costs which have been agreed to by the fifteen cooperating companies, RMI believes its share of the cleanup costs will be approximately 10%.

   The Buckeye Reclamation Landfill, near St. Clairsville, Ohio, has been used at various times as a disposal site for coal mine refuse and municipal and industrial waste. USX is one of fifteen PRPs that have indicated a willingness to enter into an agreed order with the EPA to perform a remediation of the site. Until there is a final determination of each PRP's proportionate share at the site, USX has agreed to accept a share of 9.26% under an interim allocation agreement among all fifteen PRPs. Since 1992, USX has spent approximately $250,000 at the site, primarily on remedial design work estimated to total $2.5 million. Implementation of the remedial design plan, resulting in a long-term cleanup of the site, is expected to cost approximately $21.5 million.
   One of the PRPs filed suit against the EPA, the Ohio EPA, and 13 PRPs including USX. The EPA, in turn, has filed suit against the PRPs to recover $1.3 million in oversight costs.

     At the Arrowhead Refinery site in Hermantown, Minn., USX was one of 17 defendants named in a complaint filed by the EPA in 1989 in which the agency was seeking to recover past and future clean-up costs. A settlement agreement was reached between the EPA and the PRP's which was embodied in a consent decree entered by the court in 1994. USX's liability under the agreement was $444,000, which has been paid.

     In addition, there are 24 sites related to the U. S. Steel Group where
USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 44 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state. Based on currently available information, which is in many cases preliminary and incomplete, the U. S. Steel Group believes that its liability for cleanup and remediation costs in connection with nine of these sites will be under $100,000 per site, another ten sites have potential costs between $100,000 and $1 million per site, and seven sites may involve remediation costs between $1 million and $5 million. Potential costs associated with remediation at sixteen of the sites are not presently determinable.

     Two sites, USX's Gary Works and Clairton Works, are expected to have costs of cleanup and remediation in excess of $5 million.

     Gary

     In 1988, the United States filed an action in the United States
District Court, Northern District of Indiana, for alleged violations of its National Pollutant Discharge Elimination System ("NPDES") permit effluent limitations and proposed including Gary Works on the EPA's List of Violating Facilities under Section 508 of the Clean Water Act based upon the EPA's allegations of continuing or recurring noncompliance with clean water standards at the facility. A consent decree signed by USX and approved by the court in 1990 requires USX to pay a civil penalty of $1.6 million, to spend up to $7.5 million to study and implement a program to remediate the sediment in a portion of the Grand Calumet River and to comply with specified wastewater control requirements entailing up to $25 million for new control equipment. In addition, the EPA withdrew the proposal to include Gary Works on the List of Violating Facilities. USX is currently negotiating with the EPA to develop a sediment remediation plan for the section of the Grand Calumet River that runs through Gary Works. USX expects to reach a final agreement with the EPA concerning this sediment remediation plan in 1995. As proposed, this project would require five to six years to complete after approval and would be followed by an environmental recovery validation. The estimated program cost, which has been accrued, is approximately $30 million. In September 1994, the EPA informed USX of its intent to demand civil penalties of $12 million for alleged violations of the Clean Water Act at Gary Works. USX is negotiating a consent decree which will provide for the expanded sediment remediation program and will resolve alleged violations of the prior consent decree and NPDES permit since 1990.

     In 1990, USX received a Notice of Violation issued by the Indiana Department of Environmental Management ("IDEM") alleging the violation of regulations concerning hazardous wastes at Gary Works. After several unsuccessful discussions with the agency in an attempt to resolve the issues raised in the Notice of Violation, including the amount of any penalty, the agency issued an Order assessing a civil penalty of $180,225. USX and IDEM have entered into a settlement of the matters alleged in the Order which requires USX to implement a plant-wide ground water assessment at Gary Works, consistent with the possibility of a future RCRA corrective action by EPA. In addition, USX paid the penalty amount in October 1994. USX expects to enter into an agreement with the EPA in 1995 concerning the initiation of a RCRA facility investigation and a corrective measure study at Gary Works.

     On November 16, 1994, USX received a Notice of Violation from IDEM alleging violations of regulations concerning the management of hazardous wastes at USX's Gary Works. With the Notice of Violation, IDEM included a proposed settlement agreement which would require Gary Works to initiate certain remediation and study programs and pay a civil penalty of $1.8 million. USX submitted a detailed response in rebuttal of the allegations and has requested an opportunity to meet with IDEM.

     The IDEM has issued Notices of Violation to USX's Gary Works alleging violations of air pollution requirements, including allegations that one source was not in compliance from 1982 to 1994. USX and IDEM have been involved in negotiations since the fall of 1994 in an attempt to resolve these matters. Those discussions are continuing. At a meeting between USX and IDEM in November 1994, the IDEM representatives orally conveyed an initial penalty demand of $52 million which reflects their calculation of the economic benefit that IDEM alleges USX received by not complying with the statutory requirements. USX has entered into discussions with IDEM in an attempt to resolve these issues, including the amount of any penalty. It is USX's expectation that a significant portion of any agreed to penalty amount would be resolved through additional environmental capital projects at Gary Works.

     Clairton

     In 1987, USX and the PaDER entered into a consent order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That consent order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PaDER reached agreement to amend the consent order. Under the amended order, USX has agreed to continue paying the prior $2,500 monthly penalty until February 1997; to cleanup and close a former coke plant waste disposal site over a period of 15 years; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. A study is underway to determine cleanup and closure requirements which are currently estimated to cost $5.3 million.

     On October 5, 1994, USX received an administrative complaint issued by the EPA alleging that USX's Clairton Works and Mon Valley Works were in violation of regulations requiring the installation and operation of Continuous Emission Monitoring ("CEM") equipment on certain air emission sources. USX has reached an agreement in principle with the EPA to resolve the allegations. The agreement requires USX to install, maintain, and operate CEM equipment which USX is already in the process of installing. In addition, USX will be required to pay a civil penalty of $125,000.

Other Sites

     In January 1992, USX commenced negotiations with the EPA regarding the terms of an administrative order on consent, pursuant to the RCRA, under which USX would perform a RCRA Facility Investigation ("RFI") and a Corrective Measure Study ("CMS") at USX's Fairless Works. During 1993, USX commenced the RFI/CMS which will require over three years to complete at an approximate cost ranging from $2 million to $3 million. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at Fairless Works.

     On October 9, 1992, the EPA filed a complaint against RMI alleging certain RCRA violations at RMI's closed sodium plant in Ashtabula, Ohio. The EPA's determination is based on information gathered during inspections of the facility in 1991. Under the complaint, the EPA proposed to assess a civil penalty of approximately $1.4 million for alleged failure to comply with RCRA. RMI is contesting the complaint. It is RMI's position that it has complied with the provisions of RCRA and that the EPA's assessment of penalties is inappropriate. A formal hearing has been requested and informal discussions with the EPA to settle this matter are ongoing. Based on the preliminary nature of the proceedings, RMI is currently unable to determine the ultimate liability, if any, that may arise from this matter.

DELHI GROUP

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

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

   The principal market on which Marathon Stock, Steel Stock and Delhi Stock are traded is the New York Stock Exchange. Information concerning the high and low sales prices for the common stocks as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Consolidated Financial Statements and Supplementary Data - Selected Quarterly Financial Data (Unaudited)."

   As of February 28, 1995, there were 109,148 registered holders of Marathon Stock, 80,514 registered holders of Steel Stock and 157 registered holders of Delhi Stock.

   The Board of Directors intends to declare and pay dividends on Marathon Stock, Steel Stock and Delhi Stock based on the financial condition and results of operations of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively, although it has no obligation under Delaware law to do so. In determining its dividend policy with respect to Marathon Stock, Steel Stock and Delhi Stock, the Board will rely on the separate financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively. The method of calculating earnings per share for Marathon Stock, Steel Stock and Delhi Stock reflects the Board's intent that separately reported earnings and the surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. Dividends on all classes of preferred stock and USX common stock are limited to legally available funds of USX, which are determined on the basis of the entire Corporation.
Distributions on Marathon Stock, Steel Stock and Delhi Stock would be precluded by a failure to pay dividends on any series of preferred stock of USX. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on the three classes of USX common stock as well as any preferred stock.

   Dividends on Steel Stock are further limited to the Available Steel Dividend Amount. Net losses of the Marathon Group and the Delhi Group and distributions on Marathon Stock, Delhi Stock and on any preferred stock attributed to the Marathon Group or the Delhi Group will not reduce the funds available for declaration and payment of dividends on Steel Stock unless the legally available funds of USX are less than the Available Steel Dividend Amount. Dividends on Delhi Stock are further limited to the Available Delhi Dividend Amount. Net losses of the Marathon Group and the U. S. Steel Group and distributions on Marathon Stock, Steel Stock and on any preferred stock attributed to the Marathon Group or the U. S. Steel Group will not reduce the funds available for declaration and payment of dividends on Delhi Stock unless the legally available funds of USX are less than the Available Delhi Dividend Amount. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 20. Dividends."

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

ITEM 6. SELECTED FINANCIAL DATA
        USX - CONSOLIDATED

                                                      DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                      -------------------------------------
                                                   1994      1993      1992      1991      1990
                                                   ----      ----      ----      ----      ----
STATEMENT OF OPERATIONS DATA:
    Sales . . . . . . . . . . . . . . . . .       $19,341   $18,064   $17,813   $18,825   $20,659
    Operating income (loss) . . . . . . . .           861        56        70      (259)    1,556
    Operating income includes:
      Inventory market valuation charges
        (credits) . . . . . . . . . . . . .          (160)      241       (62)      260      (140)
      Restructuring charges . . . . . . . .            37        42       125       426         -
    Total income (loss) before cumulative
      effect of changes in accounting
      principles. . . . . . . . . . . . . .           501      (167)     (160)     (578)      818
    Net income (loss) . . . . . . . . . . .       $   501   $  (259)  $(1,826)  $  (578)  $   818
    Dividends on preferred stock  . . . . .           (31)      (27)       (9)       (9)      (18)
                                                  -------   -------   -------   -------   -------
    Net income (loss) applicable to
      common stocks . . . . . . . . . . . .       $   470   $  (286)  $(1,835)  $  (587)  $   800

- -------------------------------------------------------------------------------------------------
COMMON SHARE DATA
MARATHON STOCK:
    Total income (loss) before cumulative
      effect of changes in accounting
      principles applicable to Marathon
      Stock . . . . . . . . . . . . . . . .       $   315   $   (12)  $   103   $   (78)  $   494
    Per share (a)-primary (in dollars)  . .          1.10      (.04)      .37      (.31)     1.94
      -fully diluted (in dollars) . . . . .          1.10      (.04)      .37      (.31)     1.92

    Net income (loss) applicable to
      Marathon Stock  . . . . . . . . . . .           315       (35)     (228)      (78)      494
    Per share (a)-primary (in dollars)  . .          1.10      (.12)     (.80)     (.31)     1.94
      -fully diluted (in dollars) . . . . .          1.10      (.12)     (.80)     (.31)     1.92

    Dividends paid (b) (in dollars) . . . .           .68       .68      1.22      1.31      1.22
    Book value (in dollars) . . . . . . . .         11.01     10.58     11.37     12.45     13.92

STEEL STOCK:
    Total income (loss) before cumulative
      effect of changes in accounting
      principles applicable to Steel
      Stock . . . . . . . . . . . . . . . .       $   176   $  (190)  $  (274)  $  (509)  $   306
    Per share (a)-primary (in dollars)  . .          2.35     (2.96)    (4.92)   (10.00)     6.00
      -fully diluted (in dollars) . . . . .          2.33     (2.96)    (4.92)   (10.00)     5.83

    Net income (loss) applicable to Steel
      Stock . . . . . . . . . . . . . . . .           176      (259)   (1,609)     (509)      306
    Per share (a)-primary (in dollars)  . .          2.35     (4.04)   (28.85)   (10.00)     6.00
      -fully diluted (in dollars) . . . . .          2.33     (4.04)   (28.85)   (10.00)     5.83

    Dividends paid (b) (in dollars) . . . .          1.00      1.00      1.00       .94       .88
    Book value (in dollars) . . . . . . . .         12.01      8.32      3.72     32.68     43.59

(Footnotes presented on the following page.)

SELECTED FINANCIAL DATA (CONTD.)
USX - CONSOLIDATED (CONTD.)

                                                           DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                           -------------------------------------
                                                        1994      1993      1992      1991      1990
                                                        ----      ----      ----      ----      ----
DELHI STOCK OUTSTANDING SINCE OCTOBER 2, 1992:
    Net income (loss) applicable to outstanding
      Delhi Stock . . . . . . . . . . . . . . . . .    $   (21)  $     8   $     2
    Per common share-primary and fully diluted
      (in dollars)  . . . . . . . . . . . . . . . .      (2.22)      .86       .22

    Dividends paid (in dollars) . . . . . . . . . .        .20       .20       .05
    Book value (in dollars) . . . . . . . . . . . .      12.09     14.50     13.83

_________________
(a) For purposes of computing Marathon Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be the same as the corresponding numbers of shares of USX common stock. For computing Steel Stock per share data for periods prior to May 7, 1991, the number of shares are assumed to be one-fifth of the corresponding number of shares of USX common stock.

(b) The initial dividends on the Marathon Stock and Steel Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the Marathon Group and the U. S. Steel Group based upon the relationship of the initial dividends on Marathon Stock and Steel Stock.

BALANCE SHEET DATA-DECEMBER 31:
    Capital expenditures-for year . . . . . . . . .    $ 1,033   $ 1,151   $ 1,505   $ 1,392   $ 1,391
    Total assets  . . . . . . . . . . . . . . . . .     17,517    17,414    17,252    17,039    17,268
    Capitalization:
      Notes payable . . . . . . . . . . . . . . . .    $     1   $     1   $    47   $    79   $   138
      Total long-term debt  . . . . . . . . . . . .      5,599     5,970     6,302     6,438     5,527
      Total proceeds from production
        agreements  . . . . . . . . . . . . . . . .          -         -         -        17       142
      Minority interest including preferred
        stock of subsidiary . . . . . . . . . . . .        250         5        16        37        67
      Preferred stock . . . . . . . . . . . . . . .        112       112       105       105       108
      Common stockholders' equity . . . . . . . . .      4,190     3,752     3,604     4,882     5,761
                                                       -------   -------   -------   -------   -------
               Total capitalization . . . . . . . .    $10,152   $ 9,840   $10,074   $11,558   $11,743
                                                       =======   =======   =======   =======   =======

    Ratio of earnings to fixed charges  . . . . . .       2.08      (a)       (a)       (a)       2.80

    Ratio of earnings to combined fixed
      charges and preferred stock dividends . . . .       1.92      (b)       (b)       (b)       2.69

_________________
(a) Earnings did not cover fixed charges by $281 million in 1993, $197 million in 1992 and $681 million in 1991.

(b) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million in 1993, $211 million in 1992 and $696 million in 1991.

SELECTED FINANCIAL DATA (CONTD.)
USX - MARATHON GROUP

                                                       DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                       -------------------------------------
                                                    1994     1993     1992     1991      1990
                                                    ----     ----     ----     ----      ----
STATEMENT OF OPERATIONS DATA:
 Sales  . . . . . . . . . . . . . . . . . . . .   $12,757  $11,962  $12,782  $13,975   $14,616

 Operating income  . . . . . . . . . . . . . .        584      169      304      358     1,081
 Operating income includes:
   Inventory market valuation charges (credits)      (160)     241      (62)     260      (140)
   Restructuring charges  . . . . . . . . . . .         -        -      115       24         -
 Total income (loss) before cumulative effect
   of changes in accounting principles . . . .        321       (6)     109      (71)      508
 Net income (loss) . . . . . . . . . . . . . .    $   321  $   (29) $  (222) $   (71)  $   508

 Dividends on preferred stock  . . . . . . . .         (6)      (6)      (6)      (7)      (14)
                                                  -------  -------  -------  -------   -------
 Net income (loss) applicable to Marathon
   Stock  . . . . . . . . . . . . . . . . . . .   $   315  $   (35) $  (228) $   (78)  $   494


- ----------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (IN DOLLARS) (a)

 Total income (loss) before cumulative effect
   of changes in accounting principles
   - primary  . . . . . . . . . . . . . . . . .   $  1.10  $  (.04)  $  .37   $ (.31)  $  1.94
   - fully diluted  . . . . . . . . . . . . . .      1.10     (.04)     .37     (.31)     1.92
 Net income (loss)-primary . . . . . . . . . .       1.10     (.12)    (.80)    (.31)     1.94
   -fully diluted . . . . . . . . . . . . . . .      1.10     (.12)    (.80)    (.31)     1.92
 Dividends paid (b)  . . . . . . . . . . . . .        .68      .68     1.22     1.31      1.22
 Book value  . . . . . . . . . . . . . . . . .      11.01    10.58    11.37    12.45     13.92

- ----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA-DECEMBER 31:
 Capital expenditures-for year . . . . . . . .    $   753  $   910  $ 1,193  $   960   $ 1,000
 Total assets  . . . . . . . . . . . . . . . .     10,951   10,822   11,141   11,644    11,931

 Capitalization:
   Notes payable  . . . . . . . . . . . . . . .   $     1  $     1  $    31  $    56   $   106
   Total long-term debt . . . . . . . . . . . .     4,038    4,297    3,945    4,419     4,059
   Total proceeds from production
    agreements  . . . . . . . . . . . . . . . .         -        -        -       17       142
   Preferred stock of subsidiary  . . . . . . .       182        -        -        -         -
   Preferred stock  . . . . . . . . . . . . . .        78       78       78       80        83
   Common stockholders' equity  . . . . . . . .     3,163    3,032    3,257    3,215     3,542
                                                  -------  -------  -------  -------   -------
         Total capitalization . . . . . . . . .   $ 7,462  $ 7,408  $ 7,311  $ 7,787   $ 7,932
                                                  =======  =======  =======  =======   =======

_________________
(a) For purposes of computing Marathon Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be the same as the corresponding numbers of shares of USX common stock.
(b) The initial dividends on Marathon Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the Marathon Group based upon the relation of the initial dividends on Marathon Stock and Steel Stock.

SELECTED FINANCIAL DATA (CONTD.)
USX - U. S. STEEL GROUP

                                                      DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                      -------------------------------------
                                                   1994      1993      1992      1991      1990
                                                   ----      ----      ----      ----      ----
STATEMENT OF OPERATIONS DATA:
    Sales . . . . . . . . . . . . . . . . .       $6,066    $5,612   $ 4,919   $ 4,864    $6,073
    Operating income (loss) . . . . . . . .          313      (149)     (241)     (617)      475
    Operating income includes:
      Restructuring charges . . . . . . . .            -        42        10       402         -
    Total income (loss) before cumulative
      effect of changes in accounting
      principles  . . . . . . . . . . . . .          201      (169)     (271)     (507)      310
    Net income (loss) . . . . . . . . . . .       $  201    $ (238)  $(1,606)  $  (507)   $  310
    Dividends on preferred stock  . . . . .          (25)      (21)       (3)       (2)       (4)
                                                  ------    ------   -------   -------    ------

    Net income (loss) applicable to Steel
      Stock . . . . . . . . . . . . . . . .       $  176    $ (259)  $(1,609)  $  (509)   $  306


- ------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (IN DOLLARS) (a)

    Total income (loss) before cumulative effect
      of changes in accounting principles
      -primary  . . . . . . . . . . . . . .       $ 2.35    $(2.96)  $ (4.92)  $(10.00)   $ 6.00
      -fully diluted  . . . . . . . . . . .         2.33     (2.96)    (4.92)   (10.00)     5.83
    Net income (loss)-primary . . . . . . .         2.35     (4.04)   (28.85)   (10.00)     6.00
      -fully diluted  . . . . . . . . . . .         2.33     (4.04)   (28.85)   (10.00)     5.83
    Dividends paid (b)  . . . . . . . . . .         1.00      1.00      1.00       .94       .88
    Book value  . . . . . . . . . . . . . .        12.01      8.32      3.72     32.68     43.59

- ------------------------------------------------------------------------------------------------
BALANCE SHEET DATA-DECEMBER 31:
    Capital expenditures-for year . . . . .       $  248    $  198   $   298   $   432    $  391
    Total assets  . . . . . . . . . . . . .        6,480     6,629     6,251     5,627     5,582

    Capitalization:
      Notes payable . . . . . . . . . . . .       $    -    $    -   $    15   $    23    $   32
      Total long-term debt  . . . . . . . .        1,453     1,562     2,259     2,019     1,468
      Minority interest including preferred
        stock of subsidiary . . . . . . . .           64         5        16        37        67
      Preferred stock . . . . . . . . . . .           32        32        25        25        25
      Common stockholders' equity . . . . .          913       585       222     1,667     2,219
                                                  ------    ------   -------   -------    ------
                Total capitalization  . . .       $2,462    $2,184   $ 2,537   $ 3,771    $3,811
                                                  ======    ======   =======   =======    ======

_________________
(a) For purposes of computing Steel Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be one-fifth of the corresponding numbers of shares of USX common stock.

(b) The initial dividends on Steel Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the U. S. Steel Group based upon the relationship of the initial dividends on Steel Stock and Marathon Stock.

SELECTED FINANCIAL DATA (CONTD.)
USX - DELHI GROUP (a)

                                                      DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                      -------------------------------------
                                              1994      1993      1992      1991      1990
                                              ----      ----      ----      ----      ----

STATEMENT OF OPERATIONS DATA:
  Sales . . . . . . . . . . . . . . . .      $566.9    $534.8    $457.8    $423.2    $405.2
  Operating income (loss) . . . . . . .       (35.8)     35.6      32.6      31.0      25.1
  Operating income includes:
    Restructuring charges . . . . . . .        37.4         -         -         -        -
  Total income (loss) before cumulative
    effect of change in accounting
    principle . . . . . . . . . . . . . .     (30.9)     12.2      18.6       7.2      15.2
  Net income (loss) . . . . . . . . . . .     (30.9)     12.2      36.5       7.2      15.2

  Dividends on preferred stock  . . . . .       (.1)      (.1)
  Net (income) loss applicable to
    the Retained Interest . . . . . . . .      10.1      (4.3)
                                             ------    ------
  Net income (loss) applicable to
    Delhi Stock . . . . . . . . . . . . .    $(20.9)   $  7.8

- -------------------------------------------------------------------------------------------
PER COMMON SHARE DATA SINCE OCTOBER 2, 1992 (IN DOLLARS)
  Net income (loss)-primary and
    fully diluted  . . . . . . . . . . .     $(2.22)   $  .86   $   .22
  Dividends paid . . . . . . . . . . . .        .20       .20       .05
  Book value . . . . . . . . . . . . . .      12.09     14.50     13.83

- -------------------------------------------------------------------------------------------
BALANCE SHEET DATA-DECEMBER 31:
  Capital expenditures-for year . . . . .    $ 32.1   $  42.6   $  26.6    $ 18.6    $ 15.3
  Total assets  . . . . . . . . . . . . .     521.2     583.4     564.5     583.8     678.9

  Capitalization:
    Notes payable  . . . . . . . . . . .     $    -   $     -   $    .7
    Total long-term debt . . . . . . . .      107.5     110.5      97.6
    Preferred stock of subsidiary  . . .        3.8         -         -
    Preferred stock  . . . . . . . . . .        2.5       2.5       2.5
    Common stockholders' equity  . . . .      169.3     203.0     193.6
                                             ------   -------   -------
      Total capitalization . . . . . .       $283.1   $ 316.0   $ 294.4
                                             ======   =======   =======

_________________
(a) The Delhi Group was established on October 2, 1992. The financial data for the periods prior to that date include the businesses of the Delhi Group, which were included in the Marathon Group.

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

                    THIS PAGE IS INTENTIONALLY LEFT BLANK

USX



Index to Consolidated Financial Statements, Supplementary
Data and Management's Discussion and Analysis

                                                                                                   PAGE
                                                                                                   ----
Explanatory Note Regarding Financial Information................................................   U-2

Management's Report.............................................................................   U-3

Audited Consolidated Financial Statements:
 Report of Independent Accountants..............................................................   U-3
 Consolidated Statement of Operations...........................................................   U-4
 Consolidated Balance Sheet.....................................................................   U-6
 Consolidated Statement of Cash Flows...........................................................   U-7
 Consolidated Statement of Stockholders' Equity.................................................   U-8
 Notes to Consolidated Financial Statements.....................................................   U-10

Selected Quarterly Financial Data...............................................................   U-29

Principal Unconsolidated Affiliates.............................................................   U-30

Supplementary Information.......................................................................   U-30

Five-Year Operating Summary -- Marathon Group...................................................   U-35

Five-Year Operating Summary -- U. S. Steel Group................................................   U-36

Five-Year Operating Summary -- Delhi Group......................................................   U-37

Management's Discussion and Analysis............................................................   U-38

USX


Explanatory Note Regarding Financial Information

Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX - Marathon Group Common Stock, USX - U. S. Steel Group Common Stock and USX - Delhi Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock.

Management's Report

The accompanying consolidated financial statements of USX Corporation and Subsidiary Companies (USX) are the responsibility of and have been prepared by USX in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The consolidated financial information displayed in other sections of this report is consistent with these consolidated financial statements.

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

Charles A. Corry                Robert M. Hernandez          Lewis B. Jones
Chairman, Board of Directors    Vice Chairman                Vice President
& Chief Executive Officer       & Chief Financial Officer    & Comptroller

Report of Independent Accountants

To the Stockholders of USX Corporation:

In our opinion, the accompanying consolidated financial statements appearing on pages U-4 through U-28 present fairly, in all material respects, the financial position of USX Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 1, page U-11, in 1993 USX adopted new accounting standards for postemployment benefits and for retrospectively rated insurance contracts. As discussed in Note 8, page U-16, and Note 9, page U-17, in 1992 USX adopted new accounting standards for postretirement benefits other than pensions and for income taxes, respectively.

Price Waterhouse LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 14, 1995

Consolidated Statement of Operations

 (Dollars in millions)                                                       1994         1993        1992
- -------------------------------------------------------------------------------------------------------------
SALES (Note 2, page U-11)                                                 $  19,341    $  18,064    $  17,813

OPERATING COSTS:
 Cost of sales (excludes items shown below) (Note 5, page U-12)              14,197       13,894       14,202
 Inventory market valuation charges (credits) (Note 16, page U-22)             (160)         241          (62)
 Selling, general and administrative expenses                                   221          246          230
 Depreciation, depletion and amortization                                     1,065        1,077        1,091
 Taxes other than income taxes                                                2,963        2,363        1,985
 Exploration expenses                                                           157          145          172
 Restructuring charges (Note 4, page U-12)                                       37           42          125
                                                                          ---------    ---------    ---------
      Total operating costs                                                  18,480       18,008       17,743
                                                                          ---------    ---------    ---------

OPERATING INCOME                                                                861           56           70
Other income (loss) (Note 3, page U-12)                                         261          257           (2)
Interest and other financial income (Note 3, page U-12)                          24           78          228
Interest and other financial costs (Note 3, page U-12)                         (461)        (630)        (485)
                                                                          ---------    ---------    ---------

TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                     685         (239)        (189)
Less provision (credit) for estimated income taxes (Note 9, page U-17)          184          (72)         (29)
                                                                          ---------    ---------    ---------

TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                                                       501         (167)        (160)
Cumulative effect of changes in accounting principles:
 Postemployment benefits (Note 1, page U-11)                                  -              (86)       -
 Retrospectively rated insurance contracts (Note 1, page U-11)                -               (6)       -
 Postretirement benefits other than pensions (Note 8, page U-16)              -            -           (1,306)
 Income taxes (Note 9, page U-17)                                             -            -             (360)
                                                                          ---------    ---------    ---------

NET INCOME (LOSS)                                                               501         (259)      (1,826)
Dividends on preferred stock                                                    (31)         (27)          (9)
                                                                          ---------    ---------    ---------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKS                             $     470    $    (286)   $  (1,835)
- --------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Income Per Common Share

(Dollars in millions, except per share data)                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:
 Total income (loss) before cumulative effect of changes
   in accounting principles                                          $     315    $     (12)   $     103
 Cumulative effect of changes in accounting principles                   -              (23)        (331)
                                                                     ---------    ---------    ---------
 Net income (loss)                                                   $     315    $     (35)   $    (228)
 PRIMARY AND FULLY DILUTED PER SHARE:
 Total income (loss) before cumulative effect of changes
   in accounting principles                                          $    1.10    $    (.04)   $     .37
 Cumulative effect of changes in accounting principles                   -             (.08)       (1.17)
                                                                     ---------    ---------    ---------
 Net income (loss)                                                   $    1.10    $    (.12)   $    (.80)
 Weighted average shares, in thousands
                 -  primary                                            286,722      286,594      283,494
                 -  fully diluted                                      286,725      286,594      283,495
- --------------------------------------------------------------------------------------------------------
APPLICABLE TO STEEL STOCK:
 Total income (loss) before cumulative effect of changes
   in accounting principles                                          $     176    $    (190)   $    (274)
 Cumulative effect of changes in accounting principles                   -              (69)      (1,335)
                                                                     ---------    ---------    ---------
 Net income (loss)                                                   $     176    $    (259)   $  (1,609)
 PRIMARY PER SHARE:
 Total income (loss) before cumulative effect of changes
   in accounting principles                                          $    2.35    $   (2.96)   $   (4.92)
 Cumulative effect of changes in accounting principles                   -            (1.08)      (23.93)
                                                                     ---------    ---------    ---------
 Net income (loss)                                                   $    2.35    $   (4.04)   $  (28.85)
 FULLY DILUTED PER SHARE:
 Total income (loss) before cumulative effect of changes
   in accounting principles                                          $    2.33    $   (2.96)   $   (4.92)
 Cumulative effect of changes in accounting principles                   -            (1.08)      (23.93)
                                                                     ---------    ---------    ---------
 Net income (loss)                                                   $    2.33    $   (4.04)   $  (28.85)
 Weighted average shares, in thousands
                 -  primary                                             75,184       64,370       55,764
                 -  fully diluted                                       78,624       64,370       55,764
- --------------------------------------------------------------------------------------------------------

                                                                                             Outstanding
                                                                                            since Oct. 2,
                                                                         1994         1993      1992
- --------------------------------------------------------------------------------------------------------
APPLICABLE TO OUTSTANDING DELHI STOCK:
 Net income (loss)                                                   $     (21)   $       8    $       2
 PRIMARY AND FULLY DILUTED PER SHARE:
 Net income (loss)                                                   $   (2.22)   $     .86    $     .22
 Weighted average shares, in thousands
                 -  primary and fully diluted                            9,407        9,067        9,001
- --------------------------------------------------------------------------------------------------------

See Note 21, page U-24, for a description of net income per common share. The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet

(Dollars in millions)                                         December 31             1994        1993
- --------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $      48    $     268
   Receivables, less allowance for doubtful accounts of
     $9 and $9  (Note 11, page U-19)                                                  1,112          906
   Inventories (Note 16, page U-22)                                                   1,742        1,626
   Deferred income tax benefits                                                         339          245
   Other current assets                                                                  81           94
                                                                                  ---------    ---------
       Total current assets                                                           3,322        3,139

Long-term receivables and other investments, less reserves
   of $22 and $22 (Note 10, page U-18)                                                1,005          999
Property, plant and equipment - net (Note 14, page U-21)                             11,375       11,603
Prepaid pensions (Note 7, page U-15)                                                  1,485        1,347
Other noncurrent assets                                                                 330          326
                                                                                  ---------    ---------
       Total assets                                                               $  17,517    $  17,414
- --------------------------------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
   Notes payable                                                                  $       1    $       1
   Accounts payable (Note 5, page U-12)                                               1,873        2,213
   Payroll and benefits payable                                                         442          436
   Accrued taxes                                                                        330          485
   Accrued interest                                                                     128          141
   Long-term debt due within one year (Note 13, page U-20)                               78           35
                                                                                  ---------    ---------
       Total current liabilities                                                      2,852        3,311

Long-term debt (Note 13, page U-20)                                                   5,521        5,935
Long-term deferred income taxes (Note 9, page U-17)                                   1,249          889
Employee benefits (Note 8, page U-16)                                                 2,822        2,804
Deferred credits and other liabilities                                                  521          611
Preferred stock of subsidiary (Note 24, page U-25)                                      250        -
                                                                                  ---------    ---------
       Total liabilities                                                             13,215       13,550

STOCKHOLDERS' EQUITY (Details on pages U-8 and U-9)
Preferred stocks (Note 18, page U-22):
   Adjustable Rate Cumulative issued - 2,099,970 shares                                 105          105
   6.50% Cumulative Convertible issued - 6,900,000 shares
     ($345 liquidation preference)                                                        7            7
Common stocks:
   Marathon Stock issued - 287,185,916 shares and
     286,612,805 shares
     (par value $1 per share, authorized 550,000,000 shares)                            287          287
   Steel Stock issued - 75,969,771 shares and
     70,328,685 shares
     (par value $1 per share, authorized 200,000,000 shares)                             76           70
   Delhi Stock issued - 9,437,891 shares and
     9,282,870 shares
     (par value $1 per share, authorized 50,000,000 shares)                               9            9
Treasury common stocks, at cost:
   Marathon Stock - 0 shares and 31,266 shares                                         -              (1)
Additional paid-in capital                                                            4,168        4,240
Accumulated deficit                                                                    (330)        (831)
Other equity adjustments                                                                (20)         (22)
                                                                                  ---------    ---------
       Total stockholders' equity                                                     4,302        3,864
                                                                                  ---------    ---------
       Total liabilities and stockholders' equity                                 $  17,517    $  17,414
- --------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows

(Dollars in millions)                                                  1994          1993        1992
- --------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                                    $     501    $    (259)   $  (1,826)
Adjustments to reconcile to net cash provided
 from operating activities:
   Accounting principle changes                                          -               92        1,666
   Depreciation, depletion and amortization                              1,065        1,077        1,091
   Exploratory dry well costs                                               68           48           82
   Inventory market valuation charges (credits)                           (160)         241          (62)
   Pensions                                                               (132)        (221)        (280)
   Postretirement benefits other than pensions                              76          121           21
   Deferred income taxes                                                   188         (150)        (105)
   Gain on disposal of assets                                             (188)        (253)         (24)
   Restructuring charges                                                    37           42          125
   Changes in: Current receivables   -  sold                                10           50          (40)
                                     -  operating turnover                (207)         (72)         167
                Inventories                                                (26)          57          (10)
                Current accounts payable and accrued expenses             (508)         192           61
   All other items - net                                                    58          (21)          54
                                                                     ---------    ---------    ---------
      Net cash provided from operating activities                          782          944          920
                                                                     ---------    ---------    ---------

INVESTING ACTIVITIES:
Capital expenditures                                                    (1,033)      (1,151)      (1,505)
Disposal of assets                                                         293          469          117
All other items - net                                                       21          (11)         (55)
                                                                     ---------    ---------    ---------
      Net cash used in investing activities                               (719)        (693)      (1,443)
                                                                     ---------    ---------    ---------

FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements - net                  (151)        (914)        (570)
Other debt - borrowings                                                    513          803          759
             -  repayments                                                (821)        (347)        (419)
Production financing and other agreements - repayments                   -            -              (10)
Issuance of preferred stock of subsidiary                                  242        -            -
Issuance of common stock of subsidiary                                      11        -            -
Preferred stock  -  issued                                               -              336        -
Common stock     -  issued                                                 223          372          943
                 -  repurchased                                          -               (1)          (1)
Dividends paid                                                            (301)        (288)        (397)
                                                                     ---------    ---------    ---------
      Net cash provided from (used in) financing activities               (284)         (39)         305
                                                                     ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      1           (1)          (4)
                                                                     ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (220)         211         (222)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             268           57          279
                                                                     ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $      48    $     268    $      57
- --------------------------------------------------------------------------------------------------------

See Note 17, page U-22, for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Equity

USX has three classes of common stock, being USX - Marathon Group Common Stock (Marathon Stock), USX - U. S. Steel Group Common Stock (Steel Stock), and USX - Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the Marathon Group, the U. S. Steel Group, and the Delhi Group, respectively. (See Note 6, page U-13 for a description of the three groups.)

     The USX Certificate of Incorporation was amended on September 30, 1992, to authorize a new class of common stock. On October 2, 1992, USX sold 9,000,000 shares of Delhi Stock to the public.

     On all matters where the holders of Marathon Stock, Steel Stock and Delhi Stock vote together as a single class, Marathon Stock has one vote per share, and Steel Stock and Delhi Stock each have a fluctuating vote per share based on the relative market value of a share of Steel Stock or Delhi Stock, as the case may be, to the market value of a share of Marathon Stock. In the event of a disposition of all or substantially all the properties and assets of either the
U. S. Steel Group or the Delhi Group, USX must either distribute the net proceeds to the holders of the Steel Stock or Delhi Stock, as the case may be, as a special dividend or in redemption of the stock, or exchange the Steel Stock or Delhi Stock, as the case may be, for one of the other remaining two classes of stock. In the event of liquidation of USX, the holders of the Marathon Stock, Steel Stock and Delhi Stock will share in the funds remaining for common stockholders based on the relative market capitalization of the respective Marathon Stock, Steel Stock or Delhi Stock to the aggregate market capitalization of all classes of common stock.

                                                   Shares in thousands            Dollars in millions
                                             -----------------------------   ----------------------------
                                               1994      1993       1992      1994       1993      1992
- ---------------------------------------------------------------------------------------------------------
PREFERRED STOCKS (Note 18, page U-22):
 Adjustable Rate Cumulative                     2,100     2,100      2,100   $   105    $  105    $   105
                                             --------  --------   --------   -------    ------    -------
 6.50% Cumulative Convertible:
   Balance at beginning of year                 6,900     -          -       $     7    $ -       $  -
   Public offering                              -         6,900      -          -            7       -
                                             --------  --------   --------   -------    ------    -------
   Balance at end of year                       6,900     6,900      -       $     7    $    7    $  -
- ---------------------------------------------------------------------------------------------------------
COMMON STOCKS:
 Marathon Stock:
   Balance at beginning of year               286,613   286,563    259,257   $   287    $  286    $   259
   Public offering                              -         -         25,000      -         -            25
   Issued for acquisition of assets               573     -          -          -         -          -
   Employee stock plans                         -            38      1,686      -            1          1
   Dividend Reinvestment Plan                   -            12        620      -         -             1
                                             --------  --------   --------   -------    ------    -------
   Issued at end of year                      287,186   286,613    286,563   $   287    $  287    $   286
- ---------------------------------------------------------------------------------------------------------
 Steel Stock:
   Balance at beginning of year                70,329    59,743     51,302   $    70    $   60    $    51
   Public offering                              5,000    10,000      8,050         5        10          8
   Employee stock plans                           562       511        340         1      -             1
   Dividend Reinvestment Plan                      79        75         51      -         -          -
                                             --------  --------   --------   -------    ------    -------
   Issued at end of year                       75,970    70,329     59,743   $    76    $   70    $    60
- ---------------------------------------------------------------------------------------------------------
 Delhi Stock:
   Balance at beginning of year                 9,283     9,005      -       $     9    $    9    $  -
   Public offering                              -         -          9,000      -         -             9
   Employee stock plans                           155       278          5      -         -          -
                                             --------  --------   --------   -------    ------    -------
   Balance at end of year                       9,438     9,283      9,005   $     9    $    9    $     9
- ---------------------------------------------------------------------------------------------------------

                         (Table continued on next page)

                                                   Shares in thousands            Dollars in millions
                                             -----------------------------     -------------------------------
                                               1994       1993        1992       1994        1993       1992
- --------------------------------------------------------------------------------------------------------------
TREASURY COMMON STOCKS, AT COST:
 Marathon Stock:
   Balance at beginning of year                   (31)     -          (1,039)   $    (1)    $ -        $   (31)
   Repurchased                                    (16)       (31)        (21)      -            (1)         (1)
   Reissued:
    Acquisition of assets                          46      -           -              1       -            -
    Employee stock plans                            1      -             850       -          -             26
    Dividend Reinvestment Plan                  -          -             210       -          -              6
                                             --------   --------    --------    -------     ------     -------
   Balance at end of year                       -            (31)      -        $   -       $   (1)    $  -
                                             --------   --------    --------    -------     ------     -------
 Steel Stock:
   Balance at beginning of year                 -          -            (280)   $   -       $  -       $    (8)
   Repurchased                                  -             (6)        (10)       -          -           -
   Reissued:
    Employee stock plans                        -              6         227        -          -             6
    Dividend Reinvestment Plan                  -          -              63        -          -             2
                                             --------   --------    --------    -------     ------     -------
   Balance at end of year                       -          -           -        $   -       $  -       $  -
- --------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of year                                                 $ 4,240     $3,834     $ 3,372
   Marathon Stock issued                                                             10          1         550
   Steel Stock issued                                                               219        360         199
   Delhi Stock issued                                                                 2          5         126
   6.50% Convertible preferred stock issued                                         -          329        -
   Dividends on preferred stock                                                     (31)       (27)         (9)
   Dividends on Marathon Stock
     (per share: $.68 in 1994 and 1993, and $1.22 in 1992)                         (195)      (195)       (348)
   Dividends on Steel Stock
     (per share: $1.00 in 1994, 1993 and 1992)                                      (75)       (65)        (55)
   Dividends on Delhi Stock
     (per share: $.20 in 1994 and 1993, and $.05 in 1992)                            (2)        (2)       -
   Other                                                                            -          -            (1)
                                                                                -------     ------     -------
   Balance at end of year                                                       $ 4,168     $4,240     $ 3,834
- --------------------------------------------------------------------------------------------------------------
ACCUMULATED EARNINGS (DEFICIT):
   Balance at beginning of year                                                 $  (831)    $ (572)    $ 1,254
   Net income (loss)                                                                501       (259)     (1,826)
                                                                                -------     ------     -------
   Balance at end of year                                                       $  (330)    $ (831)    $  (572)
- --------------------------------------------------------------------------------------------------------------
OTHER EQUITY ADJUSTMENTS:
 Foreign currency adjustments (Note 22, page U-25)                              $    (9)    $   (7)    $    (8)
 Deferred compensation adjustments (Note 19, page U-23)                           -             (1)         (5)
 Minimum pension liability adjustments (Note 7, page U-15)                          (11)       (14)       -
                                                                                -------     ------     -------
   Total other equity adjustments                                               $   (20)    $  (22)    $   (13)
- --------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      $ 4,302     $3,864     $ 3,709
- --------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------
1. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - The consolidated financial statements include the accounts of USX Corporation and its majority-owned subsidiaries
(USX).

     Investments in unincorporated oil and gas joint ventures, undivided interest pipelines and jointly-owned gas processing plants are accounted for on a pro rata basis.

     Investments in other entities in which USX has significant influence in management and control are accounted for using the equity method of accounting and are carried in the investment account at USX's share of net assets plus advances. The proportionate share of income from equity investments is included in other income. In 1994, USX reduced its voting interest in RMI Titanium Company (RMI) to less than 50% and began accounting for its investment using the equity method.

     Investments in marketable equity securities are carried at lower of cost or market and investments in other companies are carried at cost, with income recognized when dividends are received.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

HEDGING TRANSACTIONS - USX engages in hedging activities within the normal course of its businesses (Note 26, page U-27). Management has been authorized to manage exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas, refined products and nonferrous metals through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. Changes in the market value of derivative instruments are deferred and subsequently recognized in income, as sales or cost of sales, in the same period as the hedged item. OTC swaps are off-balance-sheet instruments; therefore, the effect of changes in the market value of such instruments are not recorded until settlement. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, are recorded as accounts receivable. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as accounts receivable or accounts payable, as appropriate.

     Forward currency contracts are primarily used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the hedged item; all other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. For balance sheet reporting, net contract values are included in receivables or payables, as appropriate.

     Recorded deferred gains or losses are reflected within other noncurrent assets or deferred credits and other liabilities. Cash flows from the use of derivative instruments are reported in the same category as the hedged item in the statement of cash flows.

EXPLORATION AND DEVELOPMENT - USX follows the successful efforts method of accounting for oil and gas exploration and development.

GAS BALANCING - USX follows the sales method of accounting for gas production imbalances.

PROPERTY, PLANT AND EQUIPMENT - Except for oil and gas producing properties, depreciation is generally computed on the straight-line method based upon estimated lives of assets. USX's method of computing depreciation for steel producing assets modifies straight-line depreciation based on the level of production. The modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

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

ENVIRONMENTAL REMEDIATION - USX provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based upon estimated proved oil and gas reserves on a units-of-production method.

INSURANCE - USX is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

     In 1993, USX adopted Emerging Issues Task Force (EITF) Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts". EITF No. 93-14 requires accrual of retrospective premium adjustments when the insured has an obligation to pay cash to the insurer that would not have been required absent experience under the contract. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $6 million, net of $3 million income tax effect.

POSTEMPLOYMENT BENEFITS - In 1993, USX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. USX is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $86 million, net of $50 million income tax effect. The effect of the change in accounting principle reduced 1993 operating income by $23 million.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1994 classifications.


- --------------------------------------------------------------------------------
2. SALES

The items below were included in both sales and operating costs, resulting in no effect on income:

(In millions)                                                            1994        1993         1992
- --------------------------------------------------------------------------------------------------------
Matching buy/sell transactions(a)                                    $    2,071   $   2,018    $   2,537
Consumer excise taxes on petroleum products
 and merchandise                                                          2,542       1,927        1,655
- --------------------------------------------------------------------------------------------------------

(a) Reflected the gross amount of purchases and sales associated with crude oil and refined product buy/sell transactions which are settled in cash.

- --------------------------------------------------------------------------------
3. OTHER ITEMS

(In millions)                                                     1994           1993          1992
- -----------------------------------------------------------------------------------------------------
OTHER INCOME (LOSS):
 Gain on disposal of assets                                     $    188 (a)   $    253 (b)   $    24
 Income (loss) from affiliates - equity method                        64             (1)          (14)
 Other income (loss)                                                   9              5           (12)
                                                                --------       --------       -------
      Total                                                     $    261       $    257       $    (2)
- -----------------------------------------------------------------------------------------------------
INTEREST AND OTHER FINANCIAL INCOME:
 Interest income                                                $     18       $     71 (b)   $    31
 Other                                                                 6              7           197 (c)
                                                                --------       --------       -------
      Total                                                           24             78           228
                                                                --------       --------       -------
INTEREST AND OTHER FINANCIAL COSTS:
 Interest incurred                                                  (428)          (455)         (446)
 Less interest capitalized                                            58            105            78
                                                                --------       --------       -------
      Net interest                                                  (370)          (350)         (368)
 Interest on litigation                                               (1)          (170)(d)       (15)
 Interest on tax issues                                               12 (e)        (41)          (32)
 Financial costs on preferred stock of subsidiary                    (18)          -             -
 Amortization of discounts                                           (44)           (37)          (41)
 Expenses on sales of accounts receivable (Note 11, page U-19)       (35)           (26)          (29)
 Other                                                                (5)            (6)         -
                                                                --------       --------       -------
      Total                                                         (461)          (630)         (485)
                                                                --------       --------       -------
NET INTEREST AND OTHER FINANCIAL COSTS(f)                       $   (437)      $   (552)      $  (257)
- -----------------------------------------------------------------------------------------------------

(a) Gains resulted primarily from the sale of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties.
(b) Gains resulted primarily from the sale of the Cumberland coal mine, an investment in an insurance company and the realization of a deferred gain resulting from collection of a subordinated note related to the 1988 sale of Transtar, Inc. (Transtar). The collection also resulted in interest income of $37 million.
(c) Included a $177 million favorable adjustment related to interest income from a refund of prior years' production taxes.
(d) Reflected $164 million related to the B&LE litigation (Note 5, page U-12).
(e) Included a $35 million favorable adjustment related to interest and other financial costs from the settlement of various state tax issues.
(f) Excludes financial income and costs of finance operations, which are included in operating income.


- --------------------------------------------------------------------------------
4. RESTRUCTURING CHARGES

     In mid-1994, the planned disposition of certain nonstrategic gas gathering and processing assets and other investments resulted in a $37 million charge to operating income and a $3 million charge to other income for the write-downs of assets to their estimated net realizable value. Disposition of these assets is expected to be completed in 1995.

     In 1993, the planned closure of a Pennsylvania coal mine resulted in a $42 million charge, primarily related to the write-down of property, plant and equipment, contract termination, and mine closure cost. In December 1994, a letter of intent for the sale of this coal mine was entered into, subject to certain conditions. This transaction, if concluded, will close in 1995.

     In 1992, restructuring actions resulted in a $125 million charge, of which $115 million was for the write-down of assets related to the planned disposition of nonstrategic domestic exploration and production properties, and $10 million for the completion of the 1991 restructuring plan related to steel operations. The disposal of the exploration and production properties was completed in 1993.


- --------------------------------------------------------------------------------
5. B&LE LITIGATION

Pretax income (loss) in 1993 included a $506 million charge related to the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad (B&LE) (Note 25, page U-25). Charges of $342 million were included in cost of sales and $164 million included in interest and other financial costs. The effect on 1993 net income (loss) was $325 million unfavorable ($5.04 per share of Steel Stock). At December 31, 1993, accounts payable included $376 million for this litigation, which was substantially settled in 1994.

- --------------------------------------------------------------------------------
6. SEGMENT INFORMATION

USX has three classes of common stock: Marathon Stock, Steel Stock and Delhi Stock, which are intended to reflect the performance of the Marathon Group, the
U. S. Steel Group and the Delhi Group, respectively. The segments of USX conform to USX's group structure. A description of each group and its products and services is as follows:

       MARATHON GROUP - The Marathon Group is involved in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products.

       U. S. STEEL GROUP - The U. S. Steel Group, which consists primarily of steel operations, includes the largest domestic integrated steel producer and is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, leasing and financing activities, and RMI prior to the adoption of equity accounting in 1994.

       DELHI GROUP - The Delhi Group is engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The Delhi Group amounts prior to October 2, 1992, represent the historical financial data of the businesses included in the Delhi Group which were also included in the amounts of the Marathon Group.

     Intergroup sales and transfers were conducted on an arm's-length basis. Assets include certain assets attributed to each group that are not used to generate operating income. Export sales from domestic operations were not material.

INDUSTRY SEGMENT:

                                                 Sales                          (a)                     Depreciation,
                                -------------------------------------        Operating                    Depletion
                                Unaffiliated    Between                       Income                         and         Capital
(In millions)           Year      Customers     Groups          Total         (Loss)        Assets      Amortization   Expenditures
- -----------------------------------------------------------------------------------------------------------------------------------
Marathon Group:         1994    $  12,713       $  44       $  12,757       $    584     $   10,951      $    721       $    753
                        1993       11,922          40          11,962            169         10,822           727            910
                        1992       12,758          24          12,782            304         11,141           793          1,193
- -----------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:      1994        6,065           1           6,066            313          6,480           314            248
                        1993        5,611           1           5,612           (149)         6,629           314            198
                        1992        4,918           1           4,919           (241)         6,251           288            298
- -----------------------------------------------------------------------------------------------------------------------------------
Delhi Group:            1994          563           4             567            (36)           521            30             32
                        1993          531           4             535             36            583            36             43
                        1992          454           4             458             33            565            40             27
 ----------------------------------------------------------------------------------------------------------------------------------
Eliminations:           1994        -             (49)            (49)         -               (435)        -              -
                        1993        -             (45)            (45)         -               (620)        -              -
                        1992         (317)        (29)           (346)           (26)          (705)          (30)           (13)
- -----------------------------------------------------------------------------------------------------------------------------------
Total USX Corporation:  1994    $  19,341       $  -        $  19,341       $    861     $   17,517      $  1,065       $  1,033
                        1993       18,064          -           18,064             56         17,414         1,077          1,151
                        1992       17,813          -           17,813             70         17,252         1,091          1,505
- -----------------------------------------------------------------------------------------------------------------------------------

(a) Operating income (loss) included the following: a $342 million charge related to the B&LE litigation for the U. S. Steel Group in 1993 (Note 5, page U-12); restructuring charges of $42 million and $10 million for the U.
    S. Steel Group in 1993 and 1992, respectively; restructuring charges of $115 million for the Marathon Group in 1992 (Note 4, page U-12); restructuring charges of $37 million for the Delhi Group in 1994 (Note 4, page U-12); and inventory market valuation charges (credits) for the Marathon Group of $(160) million, $241 million and $(62) million in 1994, 1993 and 1992, respectively (Note 16, page U-22).

     The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                                           Sales
                                                 ----------------------------------------------
                                                    Within             Between                           Operating
GEOGRAPHIC AREA:                                  Geographic         Geographic                           Income
                                      Year           Areas              Areas            Total            (Loss)         Assets
- --------------------------------------------------------------------------------------------------------------------------------
Marathon Group:
      United States                   1994       $  12,270        $    -             $   12,270        $     537       $   7,533
                                      1993          11,507             -                 11,507              206           7,647
                                      1992          12,210             -                 12,210              255           8,094

      Europe                          1994             456                74                530               96           2,646
                                      1993             371             -                    371               16           2,511
                                      1992             482             -                    482               87           2,440

      Middle East and Africa          1994              28                38                 66                6             277
                                      1993              77                31                108               13             313
                                      1992              72                26                 98               13             377

      Other International             1994               3                20                 23              (55)            495
                                      1993               7                17                 24              (66)            351
                                      1992              18                34                 52              (51)            232

      Eliminations                    1994           -                  (132)              (132)           -               -
                                      1993           -                   (48)               (48)           -               -
                                      1992           -                   (60)               (60)           -                  (2)

      Total Marathon Group            1994       $  12,757        $    -             $   12,757        $     584       $  10,951
                                      1993          11,962             -                 11,962              169          10,822
                                      1992          12,782             -                 12,782              304          11,141
- --------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:
      United States                   1994       $   5,989        $    -             $    5,989        $     311       $   6,435
                                      1993           5,489             -                  5,489             (151)          6,563
                                      1992           4,842             -                  4,842             (244)          6,206

      International                   1994              77             -                     77                2              45
                                      1993             123             -                    123                2              66
                                      1992              77             -                     77                3              45

      Total U. S. Steel Group         1994       $   6,066        $    -             $    6,066        $     313       $   6,480
                                      1993           5,612             -                  5,612             (149)          6,629
                                      1992           4,919             -                  4,919             (241)          6,251
- --------------------------------------------------------------------------------------------------------------------------------
Delhi Group:
      United States                   1994       $     567        $    -             $      567        $     (36)      $     521
                                      1993             535             -                    535               36             583
                                      1992             458             -                    458               33             565
- --------------------------------------------------------------------------------------------------------------------------------
USX Corporation:
      Intergroup Eliminations         1994       $     (49)       $    -             $      (49)       $   -           $    (435)
                                      1993             (45)            -                    (45)           -                (620)
                                      1992            (346)            -                   (346)             (26)           (705)

      Total USX Corporation           1994       $  19,341        $    -             $   19,341        $     861       $  17,517
                                      1993          18,064             -                 18,064               56          17,414
                                      1992          17,813             -                 17,813               70          17,252
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
7. PENSIONS

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

USX also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.

PENSION COST (CREDIT) - The defined benefit cost for major plans for 1994, 1993 and 1992 was determined assuming an expected long-term rate of return on plan assets of 9%, 10% and 11%, respectively.

(In millions)                                                            1994        1993         1992
- --------------------------------------------------------------------------------------------------------
USX major plans:
 Cost of benefits earned during the period                           $     103    $      90    $      81
 Interest cost on projected benefit obligation
   (6.5% for 1994; 7% for 1993; and 8% for 1992)                           575          595          654
 Return on assets - actual loss (return)                                    10         (765)        (691)
                  - deferred loss                                         (818)        (126)        (290)
 Net amortization of unrecognized (gains) and losses                         4          (12)         (20)
                                                                     ---------    ---------    ---------
      Total major plans                                                   (126)        (218)        (266)
 Multiemployer and other USX plans                                           6            7            6
                                                                     ---------    ---------    ---------
      Total periodic pension credit                                       (120)        (211)        (260)
 Curtailment loss(a)                                                         4        -            -
                                                                     ---------    ---------    ---------
      Total pension credit                                           $    (116)   $    (211)   $    (260)
- ---------------------------------------------------------------------------------------------------------

(a) The curtailment loss in 1994 resulted from work force reduction programs in the Marathon and Delhi Groups.

FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 8% and 6.5% at December 31, 1994, and December 31, 1993, respectively. The assumed rate of future increases in compensation levels was 4% and 3% at December 31, 1994 and December 31, 1993, respectively.

(In millions)                                                 December 31            1994         1993
- --------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Projected benefit obligation(b)                                                   $  (7,994)   $  (9,297)
Plan assets at fair market value(c)                                                   8,210        9,308
                                                                                  ---------    ---------
       Assets in excess of projected benefit obligation(d)                              216           11
 Unrecognized net gain from transition                                                 (476)        (562)
 Unrecognized prior service cost                                                        811          887
 Unrecognized net loss                                                                  910          993
 Additional minimum liability(e)                                                        (76)        (104)
                                                                                  ---------    ---------
       Net pension asset included in balance sheet                                $   1,385    $   1,225
- --------------------------------------------------------------------------------------------------------
(b) Projected benefit obligation includes:
    Vested benefit obligation                                                     $   7,049    $   8,208
    Accumulated benefit obligation (ABO)                                              7,522        8,829
(c) Types of assets held:
      USX stocks                                                                          1%           1%
      Stocks of other corporations                                                       55%          52%
      U.S. Government securities                                                         22%          27%
      Corporate debt instruments and other                                               22%          20%
(d) Includes several small plans that have ABOs in excess of plan assets:
      Projected benefit obligation (PBO)                                          $    (159)   $    (251)
      Plan assets                                                                        38           98
                                                                                  ---------    ---------
      PBO in excess of plan assets                                                $    (121)   $    (153)
(e) Additional minimum liability was offset by the following:
      Intangible asset                                                            $      59    $      81
      Stockholders' equity adjustment (net of deferred income
         tax in both years and minority interest in 1993)                                11           14
- --------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
8. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

USX has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion and certain union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. For other union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, benefits have not been prefunded. In 1994, USX agreed to establish a Voluntary Employee Beneficiary Association Trust to prefund a portion of health care and life insurance benefits for retirees covered under the United Steelworkers of America
(USWA) union agreement. In early 1995, USX funded the initial $25 million contribution and will be required to fund a minimum of $10 million more in 1995 and each succeeding contract year.

     In 1992, USX adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), which requires accrual accounting for all postretirement benefits other than pensions. USX elected to recognize immediately the transition obligation determined as of January 1, 1992, which represented the excess accumulated postretirement benefit obligation (APBO) for current and future retirees over the fair value of plan assets and recorded postretirement benefit cost accruals. The cumulative effect of the change in accounting principle reduced net income $1,306 million, consisting of the transition obligation of $2,070 million, net of $764 million income tax effect.

POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1994, 1993 and 1992 was determined assuming a discount rate of 6.5%, 7% and 8%, respectively, and an expected return on plan assets of 9% for 1994 and 10% for both 1993 and 1992.

(In millions)                                                          1994          1993         1992
- --------------------------------------------------------------------------------------------------------
Cost of benefits earned during the period                            $      37    $      36    $      29
Interest on APBO                                                           199          202          194
Return on assets  -  actual return                                          (8)          (7)          (7)
                  -  deferred loss                                          (2)          (5)          (7)
Amortization of unrecognized losses                                         16           12            2
                                                                     ---------    ---------    ---------
      Total defined benefit plans                                          242          238          211
Multiemployer plans(a)                                                      21            9           12
                                                                     ---------    ---------    ---------
      Total periodic postretirement benefit cost                           263          247          223
Curtailment and settlement gains(b)                                         (4)         (24)       -
                                                                     ---------    ---------    ---------
      Total postretirement benefit cost                              $     259    $     223    $     223
- --------------------------------------------------------------------------------------------------------

(a) Payments are made to a multiemployer benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $160 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.
(b) In 1994, curtailment gains resulted from a work force reduction program in the Marathon Group. In 1993, other income (Note 3, page U-12) included a settlement gain resulting from the sale of the Cumberland coal mine.

FUNDS' STATUS - The following table sets forth the plans' funded status and the amounts reported in USX's consolidated balance sheet:

(In millions)                                                 December 31            1994        1993
- --------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Fair value of plan assets                                                         $      97    $     116
APBO attributable to:
 Retirees                                                                            (1,881)      (2,196)
 Fully eligible plan participants                                                      (238)        (273)
 Other active plan participants                                                        (476)        (680)
                                                                                  ---------    ---------
       Total APBO                                                                    (2,595)      (3,149)
                                                                                  ---------    ---------
       APBO in excess of plan assets                                                 (2,498)      (3,033)

 Unrecognized net (gain) loss                                                            (9)         586
 Unamortized prior service cost                                                          (6)         (15)
                                                                                  ---------    ---------
       Accrued liability included in balance sheet                                $  (2,513)   $  (2,462)
- --------------------------------------------------------------------------------------------------------

     The assumed discount rate used to measure the APBO was 8% and 6.5% at December 31, 1994, and December 31, 1993, respectively. The assumed rate of future increases in compensation levels was 4% at both year ends. The weighted average health care cost trend rate in 1995 is approximately 7%, declining to an ultimate rate in 1997 of approximately 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1994 net periodic postretirement benefit cost by $34 million and would have increased the APBO as of December 31, 1994, by $268 million.

- --------------------------------------------------------------------------------
9. INCOME TAXES

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

      Provisions (credits) for estimated income taxes:

                            1994                            1993                           1992
                 ----------------------------    ---------------------------   --------------------------
(In millions)    CURRENT    DEFERRED    TOTAL    Current  Deferred     Total    Current  Deferred   Total
- ---------------------------------------------------------------------------------------------------------
Federal          $ (16)      $ 186     $ 170      $ 49     $(221)     $(172)    $  42     $(121)     $(79)
State and local    -            (9)       (9)        9         7         16        11         4        15
Foreign             12          11        23        20        64         84        23        12        35
                 -----       -----     -----      ----     -----      -----     -----     -----      ----
    Total        $  (4)      $ 188     $ 184      $ 78     $(150)     $ (72)    $  76     $(105)     $(29)
- ---------------------------------------------------------------------------------------------------------

     In 1993, the cumulative effect of the change in accounting principles for postemployment benefits and for retrospectively rated insurance contracts included deferred tax benefits of $50 million and $3 million, respectively (Note 1, page U-11). In 1992, the cumulative effect of the change in accounting principle for other postretirement benefits included a deferred tax benefit of $764 million (Note 8, page U-16).

     Reconciliation of federal statutory tax rate (35% in 1994 and 1993, and 34% in 1992) to total provisions (credits):

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Statutory rate applied to income (loss) before tax                   $     240    $     (84)   $     (64)
Remeasurement of deferred income tax liabilities for statutory
 rate increase as of January 1, 1993                                     -               29        -
Foreign income taxes after federal income tax benefit(a)                    11           (9)          24
State income taxes after federal income tax benefit(b)                      (5)          10           10
Sale of investments in subsidiaries                                      -                3        -
Deferred tax benefit of excess outside tax basis in equity affiliate       (32)       -            -
Liquidation of investment in subsidiary                                  -              (17)       -
Federal income tax effect on earnings of foreign subsidiaries               (3)           1            6
Excess percentage depletion                                                 (7)          (8)          (9)
Adjustment of prior years' tax                                              (1)           8            3
Adjustment of prior years' valuation allowances                            (24)         (12)       -
Other                                                                        5            7            1
                                                                     ---------    ---------    ---------
      Total provisions (credits)                                     $     184    $     (72)   $     (29)
- --------------------------------------------------------------------------------------------------------

(a) Included incremental deferred tax benefit of $64 million in 1993 resulting from USX's ability to credit, rather than deduct, certain foreign income taxes for federal income tax purposes when paid in future periods.
(b) Included favorable effects in 1994 resulting from the settlement of various state tax issues.

     Deferred tax assets and liabilities resulted from the following:

(In millions)                                                 December 31            1994         1993
- --------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Federal tax loss carryforwards (expiring in 2006 through 2009)(c)                $     311    $     272
 State tax loss carryforwards (expiring in 1995 through 2009)                           152          115
 Foreign tax loss carryforwards (portion of which expire in 2000 through 2009)          545          475
 Minimum tax credit carryforwards                                                       307          325
 General business credit carryforwards                                                   30           30
 Employee benefits                                                                    1,229        1,224
 Receivables, payables and debt                                                         107           75
 Federal benefit for state and foreign deferred tax liabilities                         188          180
 Contingency and other accruals                                                         180          408
 Other                                                                                   68           42
 Valuation allowances(c)                                                               (280)        (323)
                                                                                  ---------    ---------
       Total deferred tax assets                                                      2,837        2,823
                                                                                  ---------    ---------
Deferred tax liabilities:

 Property, plant and equipment                                                        2,733        2,680
 Prepaid pensions                                                                       612          541
 Inventory                                                                              219          150
 Other                                                                                  128           71
                                                                                  ---------    ---------
       Total deferred tax liabilities                                                 3,692        3,442
                                                                                  ---------    ---------
       Net deferred tax liabilities                                               $     855    $     619
- --------------------------------------------------------------------------------------------------------

(c) The decrease in valuation allowances reflected $52 million related to a previously consolidated subsidiary now accounted for using the equity method, of which $26 million related to federal tax loss carryforwards.

     The consolidated tax returns of USX for the years 1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

     Pretax income (loss) included $14 million, $(53) million and $55 million attributable to foreign sources in 1994, 1993 and 1992, respectively.

- --------------------------------------------------------------------------------
10. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

(In millions)                                                 December 31             1994        1993
- ---------------------------------------------------------------------------------------------------------
Receivables due after one year                                                    $     104    $      107
Forward currency contracts                                                               70            47
Equity method investments                                                               654           632
Libyan investment (Note 25, page U-26)                                                  107           108
Cost method companies                                                                    33            31
Other                                                                                    37            74
                                                                                  ---------    ----------
       Total                                                                      $   1,005    $      999
- ---------------------------------------------------------------------------------------------------------

     The following financial information summarizes USX's share in investments accounted for by the equity method:

(In millions)                                                            1994        1993         1992
- --------------------------------------------------------------------------------------------------------
Income data - year:
 Sales                                                               $   1,543    $   1,412    $   1,259
 Operating income                                                          139           71           55
 Income (loss) before cumulative effect of change
   in accounting principle                                                  65           (1)         (14)
 Net income (loss)                                                          65           (1)         (37)
- --------------------------------------------------------------------------------------------------------
Dividends and partnership distributions                              $      44    $      22    $      28
- --------------------------------------------------------------------------------------------------------
Balance sheet data - December 31:
 Current assets                                                      $     521    $     446
 Noncurrent assets                                                       1,165        1,130
 Current liabilities                                                       447          430
 Noncurrent liabilities                                                    674          654
- --------------------------------------------------------------------------------------------------------

     USX purchases from equity affiliates totaled $431 million, $390 million and $348 million in 1994, 1993 and 1992, respectively. USX sales to equity affiliates totaled $681 million, $547 million and $283 million in 1994, 1993 and 1992, respectively.

- --------------------------------------------------------------------------------
11. SALES OF RECEIVABLES

ACCOUNTS RECEIVABLE - USX has entered into agreements to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. Collections on sold accounts receivable will be forwarded to the buyers at the end of the agreements in 1995, in the event of earlier contract termination or if USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers. The balance of sold accounts receivable averaged $737 million, $733 million and $703 million for years 1994, 1993 and 1992, respectively. At December 31, 1994, the balance of sold accounts receivable that had not been collected was $750 million. Buyers have collection rights to recover payments from an amount of outstanding receivables for 115% to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $133 million. USX does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreements, USX may be required to forward payments collected on sold accounts receivable to the buyers.

LOANS RECEIVABLE - Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. In 1994, 1993 and 1992, USX Credit net repurchases of loans receivable totaled $38 million, $50 million and $24 million, respectively. At December 31, 1994, the balance of sold loans receivable subject to recourse was $131 million. USX Credit is not actively seeking new loans at this time. USX Credit is subject to market risk through fluctuations in short-term market rates on sold loans which pay fixed interest rates. USX Credit significantly reduces credit risk through a credit policy, which requires that loans be secured by the real property or equipment financed, often with additional security such as letters of credit, personal guarantees and committed long-term financing takeouts. Also, USX Credit diversifies its portfolio as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. As of December 31, 1994, and December 31, 1993, USX Credit had outstanding loan commitments of $26 million and $29 million, respectively. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

     Estimated credit losses under the limited recourse provisions for both accounts receivable and loans receivable are recognized when the receivables are sold consistent with bad debt experience. Recognized liabilities for future recourse obligations of sold receivables were $3 million at December 31, 1994, and December 31, 1993.

- --------------------------------------------------------------------------------
12. SHORT-TERM CREDIT AGREEMENTS

USX had short-term credit agreements totaling $175 million at December 31, 1994. These agreements are with two banks, with interest based on their prime rate or London Interbank Offered Rate (LIBOR), and carry a commitment fee of .25%. Certain other banks provide short-term lines of credit totaling $165 million which require maintenance of compensating balances of 3%. No amounts were outstanding under these agreements at December 31, 1994.

- -------------------------------------------------------------------------------
13.  LONG-TERM DEBT

                                                        Interest                          December 31
(In millions)                                           Rates - %       Maturity       1994         1993
- -----------------------------------------------------------------------------------------------------------
USX Corporation:
 Revolving credit(a)                                                        1999       $   -        $   500
 Commercial paper(a)                                     6.49                              350          -
 Senior Notes                                            9-7/20             1996           100          100
 Notes payable                                           6-3/8 - 9-4/5   1995 - 2023     2,550        2,120
 Foreign currency obligations(b)                         8-3/8 - 8-7/10  1995 - 1998       290          257
 Zero Coupon Convertible Senior Debentures(a)(c)         7-7/8              2005           409          378
 Convertible Subordinated Debentures(d)                  5-3/4           1996 - 2001       214          214
 Convertible Subordinated Debentures(e)                  7               1997 - 2017       238          238
 Obligations relating to Industrial Development and
   Environmental Improvement Bonds and Notes(f)          2-3/4 - 6-7/8   1995 - 2024       485          487
 All other obligations, including sale-leaseback
   financing and capital leases                                          1995 - 2012       114          118
Consolidated subsidiaries:
 Guaranteed Notes                                        7                  2002           135           77
 Guaranteed Notes                                        9-1/2              1994         -              699
 Guaranteed Notes(g)                                     9-3/4              1999           161          161
 Guaranteed Loan(h)                                      9-1/20          1996 - 2006       300          300
 Notes payable                                           5-1/8 - 8-5/8   1995 - 2001        17          135
 Sinking Fund Debentures                                 8-1/2           1995 - 2006       223          236
 All other obligations, including capital leases                         1995 - 2009        82           26
                                                                                       -------      -------
      Total (i)(j)(k)                                                                    5,668        6,046
Less unamortized discount                                                                   69           76
Less amount due within one year(a)                                                          78           35
                                                                                       -------      -------
      Long-term debt due after one year                                                $ 5,521      $ 5,935
- -----------------------------------------------------------------------------------------------------------

(a) An agreement which terminates in August 1999, provides for borrowing under a $2,325 million revolving credit facility. Interest is based on defined short-term market rates. During the term of this agreement, USX is obligated to pay a facility fee of .20% on total commitments and a commitment fee of .05% on the unused portions. The commercial paper and Zero Coupon Convertible Senior Debentures were supported by the $2,325 million in unused and available credit at December 31, 1994, and, accordingly, were classified as long-term debt.
(b) Foreign currency exchange agreements were executed in connection with the Swiss franc and European currency unit (ECU) obligations, which effectively fixed the principal repayment at $210 million and interest in U.S. dollars, thereby eliminating currency exchange risks (Note 26, page U-27).
(c) The Zero Coupon Convertible Senior Debentures have a principal at maturity of $920 million. The original issue discount is being amortized recognizing a yield to maturity of 7-7/8% per annum. The carrying value represents the principal at maturity less the unamortized discount. Each debenture of $1,000 principal at maturity is convertible into a unit consisting of 8.207 shares of Marathon Stock and 1.6414 shares of Steel Stock subject to adjustment or, at the election of USX, cash equal to the market value of the unit. At the option of the holders, USX will purchase debentures at the carrying value of $430 million and $625 million on August 9, 1995, and August 9, 2000, respectively; USX may elect to pay the purchase price in cash, shares of Marathon and Steel stocks or notes. USX may call the debentures for redemption at the issue price plus amortized discount beginning on August 9, 1995, or earlier if the market value of one share of Marathon Stock and one-fifth of a share of Steel Stock equals or exceeds $57.375 for 20 out of 30 consecutive trading days.
(d) The debentures are convertible into one share of Marathon Stock and one-fifth of a share of Steel Stock subject to adjustment for $62.75 and are redeemable at USX's option. Sinking fund requirements for all years through 1995 have been satisfied through repurchases.
(e) The debentures are convertible into one share of Marathon Stock and one-fifth of a share of Steel Stock subject to adjustment for $38.125 and may be redeemed by USX. The sinking fund begins in 1997.
(f) At December 31, 1994, USX had outstanding obligations relating to short-term maturity Environmental Improvement Bonds in the amount of $203 million, which were supported by long-term credit arrangements.
(g) The notes may be redeemed at par by USX on or after March 1, 1996.
(h) The guaranteed loan was used to fund a portion of the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.
(i) Required payments of long-term debt, excluding commercial paper, Zero Coupon Convertible Senior Debentures, and short-term maturity Environmental Improvement Bonds, for the years 1996-1999 are $475 million, $275 million, $521 million and $274 million, respectively.
(j) In the event of a change in control of USX, as defined in the related agreements, debt obligations totaling $3,833 million may be declared immediately due and payable. The principal obligations subject to such a provision are Senior Notes - $100 million; Notes payable - $2,548 million; Zero Coupon Convertible Senior Debentures - $409 million; Guaranteed Loan - $300 million; and 9-3/4% Guaranteed Notes - $161 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $115 million or provide a letter of credit to secure the remaining obligation.
(k) At December 31, 1994, $82 million of 4-5/8% Sinking Fund Subordinated Debentures due 1996, which have been extinguished by placing securities into an irrevocable trust, were still outstanding.

- --------------------------------------------------------------------------------
14. PROPERTY, PLANT AND EQUIPMENT

(In millions)                                                 December 31             1994         1993
- ---------------------------------------------------------------------------------------------------------
Marathon Group                                                                     $  16,161    $  15,891
U. S. Steel Group                                                                      8,490        8,637
Delhi Group                                                                              935        1,013
                                                                                   ---------    ---------
       Total                                                                          25,586       25,541
Less accumulated depreciation, depletion and amortization                             14,211       13,938
                                                                                   ---------    ---------
       Net                                                                        $   11,375   $   11,603
- ---------------------------------------------------------------------------------------------------------

     Property, plant and equipment included gross assets acquired under capital leases (including sale-leasebacks accounted for as financings) of $155 million at December 31, 1994, and $156 million at December 31, 1993; related amounts included in accumulated depreciation, depletion and amortization were $82 million and $73 million, respectively.

- --------------------------------------------------------------------------------
15. LEASES

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                   Capital     Operating
(In millions)                                                                       Leases       Leases
- --------------------------------------------------------------------------------------------------------
1995                                                                              $      15    $     166
1996                                                                                     15          143
1997                                                                                     14          122
1998                                                                                     14          197
1999                                                                                     13           71
Later years                                                                             182          414
Sublease rentals                                                                         -           (19)
                                                                                  ---------     --------
       Total minimum lease payments                                                     253     $  1,094
                                                                                                ========
Less imputed interest costs                                                             116
                                                                                  ---------
       Present value of net minimum lease payments
         included in long-term debt                                               $     137
- --------------------------------------------------------------------------------------------------------

Operating lease rental expense:

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
 Minimum rental                                                       $    213      $   208      $   225
 Contingent rental                                                          50           52           45
 Sublease rentals                                                           (7)          (9)         (10)
                                                                      --------      -------      -------
       Net rental expense                                             $    256      $   251      $   260
- --------------------------------------------------------------------------------------------------------

     USX leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Contingent rental includes payments based on facility production and operating expense escalation on building space. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $180 million may be declared immediately due and payable.

- --------------------------------------------------------------------------------
16. INVENTORIES

(In millions)                                                 December 31            1994        1993
- --------------------------------------------------------------------------------------------------------
Raw materials                                                                     $      568   $     637
Semi-finished products                                                                   336         329
Finished products                                                                        930         921
Supplies and sundry items                                                                187         178
                                                                                  ----------   ---------
       Total (at cost)                                                                 2,021       2,065
Less inventory market valuation reserve                                                  279         439
                                                                                  ----------   ---------
       Net inventory carrying value                                               $    1,742   $   1,626
- --------------------------------------------------------------------------------------------------------

     At December 31, 1994, and December 31, 1993, the LIFO method accounted for 88% and 87%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $260 million and $280 million in 1994 and 1993, respectively.

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in charges (credits) to operating income of $(160) million, $241 million and $(62) million in 1994, 1993 and 1992, respectively.

     Cost of sales was reduced and operating income was increased by $13 million, $11 million and $24 million in 1994, 1993 and 1992, respectively, as a result of liquidations of LIFO inventories.

- --------------------------------------------------------------------------------
17. SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)                                                           1994         1993        1992
- --------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES INCLUDED:
 Interest and other financial costs paid
   (net of amount capitalized)                                       $    (577)   $    (501)   $    (404)
 Income taxes (paid) refunded                                               16          (78)         (60)
- --------------------------------------------------------------------------------------------------------
COMMERCIAL PAPER AND REVOLVING CREDIT
 ARRANGEMENTS - NET:
   Commercial paper  - issued                                        $   1,515    $   2,229    $   2,412
                     - repayments                                       (1,166)      (2,598)      (2,160)
   Credit agreements - borrowings                                        4,545        1,782        6,684
                     - repayments                                       (5,045)      (2,282)      (7,484)
   Other credit arrangements - net                                       -              (45)         (22)
                                                                     ---------    ---------    ---------
      Total                                                          $    (151)   $    (914)   $    (570)
- --------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Common stock issued for dividend reinvestment
   and employee stock option plans                                   $       4    $       5    $      17
 Contribution of assets to an equity affiliate                              26        -            -
 Capital lease obligations                                               -            -               22
 Acquisition of assets  -  stock issued                                     11        -            -
                        -  debt issued                                      58        -            -
 Disposal of assets  -  notes received                                       3            9           12
                     -  liabilities assumed by buyers                    -               47        -
 Decrease in debt resulting from the adoption of
   equity method accounting for RMI                                         41            -        -
 Debt exchanged for debt                                                   122           77        -
- --------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
18. PREFERRED STOCK

USX is authorized to issue 40,000,000 shares of preferred stock, without par value. The following series were outstanding as of December 31, 1994:

ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK - As of December 31, 1994, a total of 2,099,970 shares (stated value $50 per share) were outstanding. Dividend rates vary within a range of 7.50% to 15.75% per annum in accordance with a formula based on various U.S. Treasury security rates. In 1994, dividend rates on an annualized basis ranged from 7.50% to 8.15%. This stock is redeemable, at USX's sole option, at a price of $50 per share.

6.50% CUMULATIVE CONVERTIBLE PREFERRED STOCK (6.50% CONVERTIBLE PREFERRED STOCK)
- - As of December 31, 1994, 6,900,000 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) were outstanding. The 6.50% Convertible Preferred Stock is convertible at any time, at the option of the holder, into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock, subject to adjustment in certain circumstances. On and after April 1, 1996, this stock is redeemable at USX's sole option, at a price of $52.275 per share, and thereafter at prices declining annually on each April 1 to an amount equal to $50.00 per share on and after April 1, 2003.

- -------------------------------------------------------------------------------
19. STOCK PLANS

The 1990 Stock Plan, as amended, authorizes the Compensation Committee of the Board of Directors to grant the following awards to key management employees; no further options will be granted under the predecessor plans.

  OPTIONS - the right to purchase shares of Marathon Stock, Steel Stock or Delhi Stock at not less than 100 percent of the fair market value of the stock at date of grant.

  STOCK APPRECIATION RIGHTS - the right to receive cash and/or common stock equal to the excess of the fair market value of a share of common stock, as determined in accordance with the plan, over the fair market value of a share on the date the right was granted for a specified number of shares.

  RESTRICTED STOCK - stock for no cash consideration or for such other consideration as determined by the Compensation Committee, subject to provisions for forfeiture and restricting transfer. Restriction may be removed as conditions such as performance, continuous service and other criteria are met.

     Such employees are generally granted awards of the class of common stock intended to reflect the performance of the group in which they work. Up to .5 percent of the outstanding Marathon Stock and .8 percent of each of the outstanding Steel Stock and Delhi Stock, as determined on December 31 of the preceding year, are available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant in the same year, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect. As of December 31, 1994, 4,873,031 Marathon Stock shares, 1,490,147 Steel Stock shares and 75,510 Delhi Stock shares were available for grants in 1995.

     The following table presents a summary of option and stock appreciation right transactions:

                                      Marathon Stock               Steel Stock               Delhi Stock
                               ---------------------------    -----------------------   -------------------------
                                 Shares         Price         Shares       Price          Shares       Price
- -----------------------------------------------------------------------------------------------------------------
Balance December 31, 1991      4,263,235   $16.57 - 32.22    836,678   $13.60 - 26.46      -       $  -
Granted                          441,775         23.44       282,225        25.44        42,100     16.88
Exercised                        (41,376)   17.67 - 29.88   (426,569)   13.60 - 25.44      -          -
Canceled                        (272,297)   17.67 - 29.88    (49,452)   14.77 - 25.44      -          -
                               ---------   --------------   --------   --------------    -------   --------------
Balance December 31, 1992      4,391,337   $16.57 - 32.22    642,882   $13.60 - 26.46    42,100    $16.88
Granted                          784,425        18.63        303,475        44.19        76,900     20.00
Exercised                         (1,500)   17.67 - 29.88   (535,878)   13.60 - 26.46       -          -
Canceled                        (265,658)   17.67 - 32.22     (4,923)   14.77 - 44.19       -          -
                               ---------   --------------   --------   --------------   -------   ---------------
Balance December 31, 1993      4,908,604   $16.57 - 32.22    405,556   $13.60 - 44.19   119,000    $16.88 - 20.00
Granted                          551,550        17.00        353,550        34.44        76,800     15.44
Exercised                          -              -          (26,479)   14.77 - 26.46      -          -
Canceled                        (281,804)   16.57 - 32.22    (12,327)   13.60 - 44.19    (3,000)      -
                               ---------    --------------  --------   --------------   -------   ---------------
Balance December 31, 1994(a)   5,178,350   $17.00 - 29.88    720,300   $14.77 - 44.19   192,800    $15.44 - 20.00
- -----------------------------------------------------------------------------------------------------------------

(a) All outstanding options and stock appreciation rights are exercisable.

     Deferred compensation is charged to stockholders' equity when the restricted stock is granted and is expensed over the balance of the vesting period if conditions of the restricted stock grant are met. The following table presents a summary of restricted stock transactions:

                             Marathon Stock Shares          Steel Stock Shares         Delhi Stock Shares
                         ----------------------------   --------------------------     ------------------
                           1994      1993      1992       1994      1993      1992       1994      1993
- ---------------------------------------------------------------------------------------------------------
 Balance January 1       150,301   227,050    309,075    50,803    71,050    85,305      3,000      -
 Granted                   9,998     7,915      8,025    10,457     7,145     6,075        500     3,000
 Earned                  (75,385)  (63,364)   (80,950)  (27,012)  (22,812)  (18,510)    (1,500)     -
 Canceled                   (700)  (21,300)    (9,100)     (140)   (4,580)   (1,820)      -         -
                         -------   -------    -------   -------   -------   -------     ------     -----
 Balance December 31      84,214   150,301    227,050    34,108    50,803    71,050      2,000     3,000
- ---------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
20. DIVIDENDS

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

     Dividends on the Steel Stock and Delhi Stock are further limited to the Available Steel Dividend Amount and the Available Delhi Dividend Amount, respectively. At December 31, 1994, the Available Steel Dividend Amount was at least $2.170 billion, and the Available Delhi Dividend Amount was at least $104 million. The Available Steel Dividend Amount and Available Delhi Dividend Amount, respectively, will be increased or decreased, as appropriate, to reflect the respective group's separately reported net income, dividends, repurchases or issuances with respect to the related class of common stock and preferred stock attributed to the respective groups and certain other items.

- --------------------------------------------------------------------------------
21. NET INCOME PER COMMON SHARE

The method of calculating net income (loss) per share for the Marathon Stock, Steel Stock and Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

     The USX Board of Directors has designated 14,003,205 shares of Delhi Stock to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group as of December 31, 1994. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,437,891 outstanding shares at December 31, 1994, is approximately 67%. The Marathon Group financial statements reflect a percentage interest in the Delhi Group of approximately 33% (Retained Interest) at December 31, 1994. Income per share applicable to outstanding Delhi Stock is presented for the periods subsequent to the October 2, 1992, initial issuance of Delhi Stock.

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

- --------------------------------------------------------------------------------
22. FOREIGN CURRENCY TRANSLATION

Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1994, 1993 and 1992, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $(6) million, $(3) million and $14 million. An analysis of changes in cumulative foreign currency translation adjustments follows:

(In millions)                                                            1994        1993         1992
- --------------------------------------------------------------------------------------------------------
Cumulative foreign currency translation adjustments at January 1      $     (7)    $     (8)    $     (7)
Aggregate adjustments for the year:
 Foreign currency translation adjustments                                   (2)        -              (5)
 Amount related to disposition of investments                             -               1            4
                                                                      --------     --------     --------
Cumulative foreign currency adjustments at December 31                $     (9)    $     (7)    $     (8)
- --------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
23. STOCKHOLDER RIGHTS PLAN

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

- --------------------------------------------------------------------------------
24. PREFERRED STOCK OF SUBSIDIARY

USX Capital LLC, a wholly owned subsidiary of USX, sold 10,000,000 shares (carrying value of $250 million) of 8-3/4% Cumulative Monthly Income Preferred Shares (MIPS) (liquidation preference of $25 per share) in 1994. Proceeds of the issue were loaned to USX. USX has the right under the loan agreement to extend interest payment periods for up to 18 months, and as a consequence, monthly dividend payments on the MIPS can be deferred by USX Capital LLC during any such interest payment period. In the event that USX exercises this right, USX may not declare dividends on any share of its preferred or common stocks. The MIPS are redeemable at the option of USX Capital LLC and subject to the prior consent of USX, in whole or in part from time to time, for $25 per share on or after March 31, 1999, and will be redeemed from the proceeds of any repayment of the loan by USX. In addition, upon final maturity of the loan, USX Capital LLC is required to redeem the MIPS. The financial costs are included in interest and other financial costs.

- --------------------------------------------------------------------------------
25. CONTINGENCIES AND COMMITMENTS

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

LEGAL PROCEEDINGS  -
  B&LE litigation

     In 1994, USX paid $367 million to satisfy substantially all judgments against the B&LE in the Lower Lake Erie Iron Ore Antitrust Litigation. Two remaining plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

     In a separate lawsuit brought by Armco Steel, settlement was reached in 1994 with immaterial financial impact.

- --------------------------------------------------------------------------------
25. CONTINGENCIES AND COMMITMENTS (CONTINUED)

  Pickering litigation

      In 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages for a sample group and, pending the court's determinations, USX may appeal. Plaintiffs' counsel has been reported as estimating plaintiffs' anticipated recovery to be in excess of $100 million. USX believes actual damages will be substantially less than plaintiffs' estimates. In 1994, USX entered into settlement agreements with 227 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX.

ENVIRONMENTAL MATTERS  -

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At both December 31, 1994, and December 31, 1993, accrued liabilities for remediation totaled $186 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1994 and 1993, such capital expenditures totaled $132 million and $181 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At December 31, 1994, and December 31, 1993, accrued liabilities for platform abandonment and dismantlement totaled $127 million and $126 million, respectively.

LIBYAN OPERATIONS  -

     By reason of Executive Orders and related regulations under which the U.S. Government is continuing economic sanctions against Libya, USX was required to discontinue performing its Libyan petroleum contracts on June 30, 1986. In June 1989, the Department of the Treasury authorized USX to resume performing under those contracts. Pursuant to that authorization, USX has engaged the Libyan National Oil Company and the Secretary of Petroleum in continuing negotiations to determine when and on what basis they are willing to allow USX to resume realizing revenue from USX's investment of $107 million in Libya. USX is uncertain when these negotiations can be completed.

GUARANTEES -

     Guarantees by USX of the liabilities of affiliated and other entities totaled $190 million at December 31, 1994, and $227 million at December 31, 1993. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of December 31, 1994, the largest guarantee for a single affiliate was $87 million.

     At December 31, 1994, and December 31, 1993, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $197 million and $206 million, respectively. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

COMMITMENTS  -

     At December 31, 1994, and December 31, 1993, contract commitments for capital expenditures for property, plant and equipment totaled $283 million and $389 million, respectively.

     USX has entered into a 15-year take-or-pay arrangement which requires USX to accept pulverized coal each month or pay a minimum monthly charge. In 1994 and 1993, charges for deliveries of pulverized coal totaled $24 million and $14 million (deliveries began in 1993), respectively. In the future, USX will be obligated to make minimum payments of approximately $16 million per year. If USX elects to terminate the contract early, a maximum termination payment of $126 million, which declines over the duration of the agreement, may be required.

     USX is a party to a transportation agreement with Transtar for Great Lakes shipments of raw materials required by steel operations. The agreement cannot be canceled until 1999 and requires USX to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $70 million in 1994 and $68 million in 1993, including fixed costs of $21 million in each year. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

- --------------------------------------------------------------------------------
26. DERIVATIVE FINANCIAL INSTRUMENTS

USX uses derivative financial instruments, such as OTC commodity swaps, to hedge exposure to price fluctuations relevant to the anticipated purchase or production and sale of crude oil, natural gas and refined products. USX also uses exchange-traded commodity contracts as a part of its overall hedging activities. The use of derivative instruments helps to protect against adverse market price changes for products sold and volatility in raw material costs.

     USX uses forward currency contracts to reduce exposure to currency price fluctuations when transactions require settlement in a foreign currency (principally Swiss franc, ECU, U.K. pound and Irish punt) rather than U.S. dollars.

     USX remains at risk for possible changes in the market value of the derivative instrument; however, such risk should be mitigated by price changes in the underlying hedged item. USX is also exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.

     The following table sets forth quantitative information by class of derivative financial instrument:

                                                           FAIR            CARRYING     RECORDED
                                                           VALUE            AMOUNT      DEFERRED    AGGREGATE
                                                          ASSETS            ASSETS       GAIN OR    CONTRACT
 (In millions)                                         (LIABILITIES)(a)  (LIABILITIES)   (LOSS)      VALUES(b)
- --------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994
  OTC commodity swaps(c)                                 $  -    (d)      $  -          $     1     $  263
  Forward currency contracts(e):
           -  receivable                                 $   84           $   81        $  -        $  215
           -  payable                                        (4)              (4)            (3)        37
                                                         ------           ------        -------     ------
              Total currencies                           $   80           $   77        $    (3)    $  252
- --------------------------------------------------------------------------------------------------------------
 December 31, 1993:
  OTC commodity swaps                                    $   (5)          $  -          $   -       $   95
  OTC commodity options                                     -                -              -            4
                                                         ------           ------        -------     ------
     Total commodities                                   $   (5)          $  -          $   -       $   99
                                                         ======           ======        =======     ======
  Forward currency contracts:
           -  receivable                                 $   51           $   47        $  -        $  244
           -  payable                                       (14)             (10)            (9)        51
                                                         -------          --------       -------     ------
              Total currencies                           $   37           $   37        $    (9)    $  295
- --------------------------------------------------------------------------------------------------------------

(a) The fair value amounts are based on exchange-traded index prices and dealer quotes.
(b) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
(c) The OTC swap arrangements vary in duration with certain contracts extending into early 1997.
(d) The fair value amount includes fair value assets of $11 million and fair value liabilities of $(11) million.
(e) The forward currency contracts mature in 1995-1998.

- -------------------------------------------------------------------------------
27. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 26, page U-27, by individual balance sheet account:

                                                                       1994                   1993
                                                            ---------------------    -------------------
                                                               CARRYING    FAIR      Carrying      Fair
(In millions)                    December 31                    AMOUNT     VALUE      Amount       Value
- --------------------------------------------------------------------------------------------------------
Financial assets:
 Cash and cash equivalents                                   $     48    $     48    $    268   $    268
 Receivables                                                    1,094       1,094         899        899
 Long-term receivables and other investments                      146         180         166        200
                                                             --------    --------    --------   --------
    Total financial assets                                   $  1,288    $  1,322    $  1,333   $  1,367
                                                             ========    ========    ========   ========
Financial liabilities:
 Notes payable                                               $      1    $      1    $      1   $      1
 Accounts payable                                               1,873       1,873       2,213      2,213
 Accrued interest                                                 128         128         142        142
 Long-term debt (including amounts due
    within one year)                                            5,462       5,285       5,828      5,988
                                                             --------    --------    --------   --------
    Total financial liabilities                              $  7,464    $  7,287    $  8,184   $  8,344
- --------------------------------------------------------------------------------------------------------

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

    In addition to certain derivative financial instruments, USX's unrecognized financial instruments consist of receivables sold subject to limited recourse, commitments to extend credit and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables and commitments to extend credit see Note 11, page U-19. For details relating to financial guarantees see
Note 25, page U-26.

Selected Quarterly Financial Data (Unaudited)

                                                        1994                                              1993
                                   ---------------------------------------------     -----------------------------------------------
(In millions,
except per share data)             4TH QTR.     3RD QTR.     2ND QTR.   1ST QTR.     4th Qtr.    3rd Qtr.    2nd Qtr.     1st Qtr.
- ------------------------------------------------------------------------------------------------------------------------------------
Sales                              $ 5,184      $ 5,123      $4,761     $ 4,273      $4,604      $4,533      $ 4,647      $4,280
Operating income (loss)                234          225         198         204          28         158         (288)        158
  Operating costs include:
    B&LE litigation charge
      (credit)                        -            -           -           -            (96)       -             438         -
    Inventory market valuation
      charges (credits)                 (2)          63         (93)       (128)        187          30           47         (23)
    Restructuring charges             -            -             37        -             42        -             -           -
Total income (loss) before
  cumulative effect of changes
  in accounting principles             128          191         107          75          37          63         (314)         47
NET INCOME (LOSS)                      128          191         107          75          37          63         (314)        (45)
- ------------------------------------------------------------------------------------------------------------------------------------

                                                        1994                                              1993
                                   ---------------------------------------------     -----------------------------------------------
(In millions,
except per share data)             4TH QTR.     3RD QTR.     2ND QTR.   1ST QTR.     4th Qtr.    3rd Qtr.    2nd Qtr.     1st Qtr.
- ------------------------------------------------------------------------------------------------------------------------------------
MARATHON STOCK DATA:
Total income (loss) before
  cumulative effect of
  changes in accounting
  principles applicable to
  Marathon Stock                   $    35      $   101      $   70     $   109      $  (90)     $   29      $    20      $   29
   -  Per share: primary and
                 fully diluted         .12          .35         .25         .38        (.31)        .10          .07         .10
Dividends paid per share               .17          .17         .17         .17         .17         .17          .17         .17
Price range of Marathon Stock(a):
    - Low                               16-3/8       16-3/4      15-5/8      16-3/8      16-3/8      16-1/2       16-5/8      16-3/8
    - High                              19-1/8       18-3/8      18          18-5/8      20-5/8      20-3/8       20-1/8      20-3/8
- ------------------------------------------------------------------------------------------------------------------------------------

(a) Composite tape.

                                                         1994                                             1993
                                   ---------------------------------------------     -----------------------------------------------
(In millions,
except per share data)             4TH QTR.     3RD QTR.     2ND QTR.   1ST QTR.     4th Qtr.    3rd Qtr.    2nd Qtr.     1st Qtr.
- ------------------------------------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
Total income (loss) before
  cumulative effect of
  changes in accounting
  principles applicable to
  Steel Stock                      $    84      $    84      $   49     $   (41)     $  119      $   26      $  (343)     $    8
   - Per share(a): primary            1.11         1.11        .65         (.56)       1.67         .41        (5.71)        .13
                   fully diluted      1.05         1.05        .64         (.56)       1.53         .41        (5.71)        .13
Dividends paid per share               .25          .25        .25          .25         .25         .25          .25         .25
Price range of Steel Stock(b):
    - Low                               32-7/8       32-7/8     30-1/4       36-1/8      30-3/8      27-1/2       35-1/2      31-1/2
    - High                              42-3/8       43         38-1/2       45-5/8      43-3/8      40-3/4       46          41-1/2
- ------------------------------------------------------------------------------------------------------------------------------------

(a) Primary and fully diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1994 and 1993 does not equal the total computed for the year due primarily to the effect of the 6.50% Convertible Preferred Stock on the quarterly calculations during 1994, and stock transactions which occurred during 1993.
(b) Composite tape.

                                                        1994                                              1993
                                    --------------------------------------------    ------------------------------------------------
(In millions,
except per share data)             4TH QTR.     3RD QTR.     2ND QTR.   1ST QTR.    4th Qtr.     3rd Qtr.    2nd Qtr.     1st Qtr.
- ------------------------------------------------------------------------------------------------------------------------------------
DELHI STOCK DATA:
Total income (loss) before
  cumulative effect of
  change in accounting
  principle applicable to
  Delhi Stock                      $     1      $    (1)     $  (21)    $   -         $    2     $   (1)     $     1      $    6
   -  Per share:   primary
        and fully diluted              .09         (.07)      (2.27)        .03          .15       (.05)         .15         .62
Dividends paid per share               .05          .05         .05         .05          .05        .05          .05         .05
Price range of Delhi Stock(a):
    - Low                                9-5/8       12-1/4      12-7/8      13-1/2       15         18-3/4       16-1/2      15-1/4
    - High                              13-3/4       15          15-7/8      17-7/8       24         24-3/4       21-7/8      19-1/4
- ------------------------------------------------------------------------------------------------------------------------------------

(a) Composite tape.

Principal Unconsolidated Affiliates (Unaudited)

               Company                          Country                   % Ownership(a)                     Activity
- ----------------------------------------------------------------------------------------------------------------------------------
CLAM Petroleum Company                        Netherlands                      50%                   Oil & Gas Production
Double Eagle Steel Coating Company            United States                    50%                   Steel Processing
Kenai LNG Corporation                         United States                    30%                   Natural Gas Liquification
Laredo-Nueces Pipeline Company                United States                    50%                   Natural Gas Transmission
LOCAP INC.                                    United States                    37%                   Pipeline & Storage Facilities
LOOP INC.                                     United States                    32%                   Offshore Oil Port
National-Oilwell                              United States                    50%                   Oilwell Equipment, Supplies
Ozark Gas Transmission System                 United States                    25%                   Natural Gas Transmission
PRO-TEC Coating Company                       United States                    50%                   Steel Processing
RMI Titanium Co.                              United States                    54%                   Titanium Metal Products
Sakhalin Energy Investment Company Limited    Russia                           30%                   Oil & Gas Exploration
Transtar, Inc.                                United States                    46%                   Transportation
USS/Kobe Steel Company                        United States                    50%                   Steel Products
USS-POSCO Industries                          United States                    50%                   Steel Processing
Worthington Specialty Processing              United States                    50%                   Steel Processing
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Economic interest as of December 31, 1994.



Supplementary Information on Mineral Reserves (Unaudited)

MINERAL RESERVES (OTHER THAN OIL AND GAS)

                                                                        Reserves (a) at December 31            Production
                                                                        ---------------------------      ------------------------
(Million tons)                                                           1994      1993       1992       1994      1993      1992
- ---------------------------------------------------------------------------------------------------------------------------------
Iron(b)                                                                  746.4     790.5      804.7      16.0      14.2       14.1
Coal(c)                                                                  928.4     945.1    1,265.5       7.5       8.9       12.5
- ---------------------------------------------------------------------------------------------------------------------------------

(a) Commercially recoverable reserves include demonstrated (measured and indicated) quantities which are expressed in recoverable net product tons. Coal reserves of 284 million tons for 1992, were included in the Marathon Group; the remaining coal reserves and all iron reserves, as well as related production, were included in the U. S. Steel Group.
(b) In 1994, iron ore reserves were reduced 28 million tons as a result of lease activity.
(c) In 1994, coal reserves were reduced 9 million tons as a result of lease activity. In 1993, 320 million tons of reserves were sold, including all the Marathon Group reserves and 36 million tons associated with the Cumberland coal mine.

Supplementary Information on Oil and Gas Producing Activities
(Unaudited)

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES, EXCLUDING CORPORATE OVERHEAD AND INTEREST COSTS(a)

                                                       UNITED                MIDDLE EAST        OTHER
(In millions)                                          STATES     EUROPE     AND AFRICA     INTERNATIONAL     TOTAL
- --------------------------------------------------------------------------------------------------------------------
1994: Revenues:
       Sales                                        $   410      $    407      $     27      $      3       $    847
       Transfers                                        545            65            37            20            667
                                                    -------      --------      --------       -------        -------
          Total revenues                                955           472            64            23          1,514
      Expenses:
       Production costs                                (302)         (197)          (20)          (10)          (529)
       Exploration expenses                             (82)          (28)          (17)          (27)          (154)
       Depreciation, depletion and amortization        (335)         (153)          (18)           (8)          (514)
       Other expenses(b)                                (41)           (8)           (2)           (5)           (56)
                                                    -------      --------      --------      --------        -------
          Total expenses                               (760)         (386)          (57)          (50)        (1,253)
      Gain (loss) on sale of assets                      20            (1)            1           -               20
                                                    -------      --------      --------      --------        -------
      Results before income taxes                       215            85             8           (27)           281
      Income taxes (credits)                             80            35             5            (7)           113
                                                    -------      --------      --------      --------        -------
      Results of operations                         $   135      $     50      $      3      $    (20)      $    168
- ---------------------------------------------------------------------------------------------------------------------
      USX's share of equity investee's operations   $   -        $      9      $    -        $    -         $      9
- --------------------------------------------------------------------------------------------------------------------
1993: Revenues:
       Sales                                        $   412      $    331      $     73      $      6       $    822
       Transfers                                        550           -              29            17            596
                                                    -------      --------      --------      --------        -------
          Total revenues                                962           331           102            23          1,418
      Expenses:
       Production costs                                (365)         (172)          (21)           (8)          (566)
       Exploration expenses                             (57)          (25)          (14)          (44)          (140)
       Depreciation, depletion and amortization        (345)         (127)          (52)           (8)          (532)
       Other expenses(b)                                (37)           (5)           (2)           (7)           (51)
                                                    -------      --------      --------      --------        -------
          Total expenses                               (804)         (329)          (89)          (67)        (1,289)
      Gain (loss) on sale of assets                       1           -             -             -                1
                                                    -------      --------      --------      --------        -------
      Results before income taxes                       159             2            13           (44)           130
      Income taxes (credits)                             57            (3)            7           (13)            48
                                                    -------      --------      --------      --------        -------
      Results of operations                         $   102      $      5      $      6      $    (31)      $     82
- --------------------------------------------------------------------------------------------------------------------
      USX's share of equity investee's operations   $   -        $      3      $    -        $    -         $      3
- --------------------------------------------------------------------------------------------------------------------
1992: Revenues:
       Sales                                        $   440      $    436      $     66      $     17       $    959
       Transfers                                        640           -              25            34            699
                                                    -------      --------      --------      --------        -------
          Total revenues                              1,080           436            91            51          1,658
      Expenses:
       Production costs(c)                             (268)         (201)          (14)          (18)          (501)
       Exploration expenses                             (72)          (21)          (35)          (44)          (172)
       Depreciation, depletion and amortization        (423)         (146)          (27)          (11)          (607)
       Other expenses(b)                                (37)           (5)           (2)           (4)           (48)
                                                    -------      --------      --------      --------        -------
          Total expenses                               (800)         (373)          (78)          (77)        (1,328)
      Gain (loss) on sale of assets                      (3)          -             -             -               (3)
                                                    -------      --------      --------      --------        -------
      Results before income taxes                       277            63            13           (26)           327
      Income taxes (credits)                             93            26            16            (2)           133
                                                    -------      --------      --------      --------        -------
      Results of operations                         $   184      $     37      $     (3)     $    (24)      $    194
- --------------------------------------------------------------------------------------------------------------------
      USX's share of equity investee's operations   $   -        $     13      $    -        $    -         $     13
- --------------------------------------------------------------------------------------------------------------------

(a) Certain reclassifications of prior years' data have been made to conform to 1994 reporting practices.
(b) Other expenses include administrative costs and costs associated with reorganization efforts in 1994.
(c) U.S. production costs included a $119 million refund of prior years' production taxes and excluded a $115 million restructuring charge relating to planned disposition of certain domestic exploration and production properties.

CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

(In millions)                                                 December 31             1994         1993
- ---------------------------------------------------------------------------------------------------------
Capitalized costs:
 Proved properties                                                                 $  12,280    $  12,117
 Unproved properties                                                                     448          495
                                                                                   ---------    ---------
       Total                                                                          12,728       12,612
                                                                                   ---------    ---------
Accumulated depreciation, depletion and amortization:
 Proved properties                                                                     6,301        6,080
 Unproved properties                                                                      95           90
                                                                                   ---------    ---------
       Total                                                                           6,396        6,170
                                                                                   ---------    ---------
Net capitalized costs                                                              $   6,332    $   6,442
- ---------------------------------------------------------------------------------------------------------
USX's share of equity investee's net capitalized costs                             $      85    $      82
- ---------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED) CONTINUED

COSTS INCURRED FOR PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT - INCLUDING CAPITAL EXPENDITURES(a)

                                                         UNITED              MIDDLE EAST     OTHER
(In millions)                                            STATES     EUROPE   AND AFRICA   INTERNATIONAL     TOTAL
- -----------------------------------------------------------------------------------------------------------------
1994: Property acquisition: Proved                       $    2     $  -        $    1       $   -         $    3
                            Unproved                         11        -           -               4           15
      Exploration                                           108         35          13            26          182
      Development                                           276        115         -              31          422
      USX's share of equity investee's costs incurred       -           11         -             -             11
- -----------------------------------------------------------------------------------------------------------------
1993: Property acquisition: Proved                       $    3     $  -        $  -         $   -         $    3
                            Unproved                         11        -           -               4           15
      Exploration                                           100         30          15            45          190
      Development                                           233        306           8             5          552
      USX's share of equity investee's costs incurred       -            5         -             -              5
- -----------------------------------------------------------------------------------------------------------------
1992: Property acquisition: Proved                       $    1     $    1      $  -         $   -         $    2
                            Unproved                         10        -             1            19           30
      Exploration                                           109         32          47            50          238
      Development                                           114        397          44             6          561
      USX's share of equity investee's costs incurred       -           10         -             -             10
- -----------------------------------------------------------------------------------------------------------------

(a) Certain restatement of prior years' data has been made to conform to 1994 reporting practices.


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


                                                     UNITED              MIDDLE EAST          OTHER
(Millions of barrels)                                STATES     EUROPE  AND AFRICA(a)    INTERNATIONAL  TOTAL
- -------------------------------------------------------------------------------------------------------------
Liquid Hydrocarbons
 Proved developed and undeveloped reserves:
   Beginning of year - 1992                           597         233         27               11        868
   Purchase of reserves in place                        1          -          -                -           1
   Revisions of previous estimates                      1           1          3               -           5
   Improved recovery                                   12          -          -                -          12
   Extensions, discoveries and other additions         11           8         -                 8         27
   Production                                         (42)        (12)        (4)              (3)       (61)
   Sales of reserves in place                          (4)         -          -                -         (4)
                                                      ---         ---        ---              ---        ---
   End of year - 1992                                 576         230         26               16        848
   Purchase of reserves in place                        4          -          -                -           4
   Revisions of previous estimates                      1          (1)         2                2          4
   Improved recovery                                   24          -          -                -          24
   Extensions, discoveries and other additions         11          10         -                -          21
   Production                                         (41)         (9)        (6)              (1)       (57)
   Sales of reserves in place                          (2)         -          -                -          (2)
                                                      ---         ---        ---              ---        ---
   End of year - 1993                                 573         230         22               17        842
   Purchase of reserves in place                        3          -          -                -           3
   Revisions of previous estimates                     (1)         (2)        (2)              (1)        (6)
   Improved recovery                                    6          -          -                -           6
   Extensions, discoveries and other additions         13          -          -                -          13
   Production                                         (40)        (17)        (4)              (1)       (62)
   Sales of reserves in place                          (1)         -          -                -          (1)
                                                      ---         ---        ---              ---        ---
   End of year - 1994                                 553         211         16               15        795
- --------------------------------------------------------------------------------------------------------------
 Proved developed reserves:
   Beginning of year - 1992                           514         108          6               11        639
   End of year - 1992                                 495          97         19                8        619
   End of year - 1993                                 494         221         22                7        744
   End of year - 1994                                 493         202         16                6        717
- --------------------------------------------------------------------------------------------------------------

(a) Excluded reserves located in Libya. See Note 25, page U-26, for current status.

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED) CONTINUED

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES (CONTINUED)

                                                   UNITED                  MIDDLE EAST       OTHER
(Billions of cubic feet)                           STATES       EUROPE    AND AFRICA(a)  INTERNATIONAL  TOTAL
- -------------------------------------------------------------------------------------------------------------
Natural Gas
 Proved developed and undeveloped reserves:
   Beginning of year - 1992                         2,267       1,708             59          43        4,077
   Purchase of reserves in place                        5         -              -           -              5
   Revisions of previous estimates                     35          26             (3)        -             58
   Improved recovery                                    6         -              -           -              6
   Extensions, discoveries and other additions         99          48            -           -            147
   Production                                        (224)       (109)            (4)         (1)        (338)
   Sales of reserves in place                         (89)        -              -           -            (89)
                                                    -----       -----            ---         ---        -----
   End of year - 1992                               2,099       1,673             52          42        3,866
   Purchase of reserves in place                       16         -              -           -             16
   Revisions of previous estimates                     (9)        (11)            13         (16)         (23)
   Improved recovery                                   33         -              -           -             33
   Extensions, discoveries and other additions        173          74              1         -            248
   Production                                        (193)       (117)            (6)         (1)        (317)
   Sales of reserves in place                         (75)        -              -           -            (75)
                                                    -----       -----            ---         ---        -----
   End of year - 1993                               2,044       1,619             60          25        3,748
   Purchase of reserves in place                        9         -              -           -              9
   Revisions of previous estimates                     11          (7)           (11)        -             (7)
   Extensions, discoveries and other additions        303         -              -           -            303
   Production                                        (210)       (128)            (6)         (1)        (345)
   Sales of reserves in place                         (30)        -              -           (24)         (54)
                                                    -----       -----            ---         ---        -----
   End of year - 1994                               2,127       1,484             43         -          3,654
- -------------------------------------------------------------------------------------------------------------
 Proved developed reserves:
   Beginning of year - 1992                         1,713       1,089            -            43        2,845
   End of year - 1992                               1,523       1,020             52          42        2,637
   End of year - 1993                               1,391       1,566             58          25        3,040
   End of year - 1994                               1,442       1,436             41         -          2,919
- -------------------------------------------------------------------------------------------------------------
 USX's share in proved developed and undeveloped
   reserves of equity investee (CLAM):
   End of year - 1992                                 -           164            -           -            164
   End of year - 1993                                 -           153            -           -            153
   End of year - 1994                                 -           153            -           -            153
- -------------------------------------------------------------------------------------------------------------

(a) Excluded reserves located in Libya. See Note 25, page U-26, for current status.

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

        Future development and production costs, including abandonment and dismantlement costs, are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

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

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED) CONTINUED

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                            UNITED                    MIDDLE EAST       OTHER
(In millions)                               STATES        EUROPE      AND AFRICA    INTERNATIONAL    TOTAL
- -----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994:
 Future cash inflows                     $ 11,473       $ 7,965       $    325       $    247      $ 20,010
 Future production costs                   (4,656)       (2,971)           (82)          (103)       (7,812)
 Future development costs                    (506)         (162)           (10)           (30)         (708)
 Future income tax expenses                (1,620)       (1,717)           (82)           (28)       (3,447)
                                         --------       -------       --------       ---------      -------
 Future net cash flows                      4,691         3,115            151             86         8,043
 10% annual discount for estimated
   timing of cash flows                    (2,233)       (1,171)           (45)           (18)       (3,467)
                                         --------       -------       --------       ---------      -------
 Standardized measure of discounted
   future net cash flows relating to
   proved oil and gas reserves           $  2,458       $ 1,944       $    106       $     68      $  4,576
- -----------------------------------------------------------------------------------------------------------
 USX's share of equity investee's
   standardized measure of discounted
   future net cash flows                 $    -         $    86       $    -         $    -        $     86
- -----------------------------------------------------------------------------------------------------------
December 31, 1993:
 Future cash inflows                     $  9,965       $ 7,442       $    351       $    243      $ 18,001
 Future production costs                   (4,677)       (2,999)           (80)          (113)       (7,869)
 Future development costs                    (542)         (168)           (13)           (54)         (777)
 Future income tax expenses                (1,066)       (1,355)           (89)           (30)       (2,540)
                                         --------       -------       --------       ---------      -------
 Future net cash flows                      3,680         2,920            169             46         6,815
 10% annual discount for estimated
   timing of cash flows                    (1,747)       (1,289)           (41)           (19)       (3,096)
                                         --------       -------       --------       ---------      -------
 Standardized measure of discounted
   future net cash flows relating to
   proved oil and gas reserves           $  1,933       $ 1,631       $    128       $     27      $  3,719
- -----------------------------------------------------------------------------------------------------------
 USX's share of equity investee's
   standardized measure of discounted
   future net cash flows                 $    -         $    74       $    -         $    -        $     74
- -----------------------------------------------------------------------------------------------------------
December 31, 1992:
 Future cash inflows                     $ 12,937       $ 8,190       $    532       $    327      $ 21,986
 Future production costs                   (5,184)       (3,162)          (158)          (129)       (8,633)
 Future development costs                    (710)         (423)           (16)           (50)       (1,199)
 Future income tax expenses                (1,786)       (1,812)          (130)           (91)       (3,819)
                                         --------       -------       --------       ---------      -------
 Future net cash flows                      5,257         2,793            228             57         8,335
 10% annual discount for estimated
   timing of cash flows                    (2,684)       (1,246)           (56)           (26)       (4,012)
                                         --------       -------       --------       ---------      -------
Standardized measure of discounted
   future net cash flows relating to
   proved oil and gas reserves           $  2,573       $ 1,547       $    172       $     31      $  4,323
- -----------------------------------------------------------------------------------------------------------
 USX's share of equity investee's
   standardized measure of discounted
   future net cash flows                 $    -         $    88       $    -         $    -        $     88
- -----------------------------------------------------------------------------------------------------------

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES(a)

(In millions)                                                                    1994         1993         1992
- ----------------------------------------------------------------------------------------------------------------
Sales and transfers of oil and gas produced, net of production costs         $    (985)   $    (852)   $  (1,157)
Net changes in prices and production costs related to future production          1,400       (1,656)         426
Extensions, discoveries and improved recovery, less related costs                  316          443          352
Development costs incurred during the period                                       422          552          561
Changes in estimated future development costs                                     (265)         (61)          16
Revisions of previous quantity estimates                                           (27)          19           42
Net change in purchases and sales of minerals in place                             (39)         (20)         (54)
Accretion of discount                                                              497          608          539
Net change in income taxes                                                        (300)         682         (417)
Other                                                                             (162)        (319)         234
                                                                             ---------    ---------    ---------
Net increase (decrease) in discounted future net cash flows                        857         (604)         542
Beginning of year                                                                3,719        4,323        3,781
                                                                             ---------    ---------    ---------
End of year                                                                  $   4,576    $   3,719    $   4,323
- ----------------------------------------------------------------------------------------------------------------

(a) Certain reclassifications of prior years' data have been made to conform to 1994 reporting practices.

Five-Year Operating Summary - Marathon Group

                                                                        1994         1993        1992     1991      1990
- ------------------------------------------------------------------------------------------------------------------------
NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels per day)
 United States                                                           110         111          118      127       126
 International   -  Europe                                                48          26           36       44        56
                 -  Other                                                 14          19           20       24        15
                                                                      --------------------------------------------------
                Total Worldwide                                          172         156          174      195       197
- ------------------------------------------------------------------------------------------------------------------------
NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
 United States                                                           574         529          593      689       790
 International   -  Europe                                               382         356          326      336       324
                 -  Other                                                 18          17           12      -         -
                                                                      --------------------------------------------------
   Total Consolidated                                                    974         902          931    1,025     1,114
 Equity production - CLAM Petroleum Co.                                   40          35           41       49        47
                                                                      --------------------------------------------------
                Total Worldwide                                        1,014         937          972    1,074     1,161
- ------------------------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
 Liquid Hydrocarbons (dollars per barrel)

   United States                                                      $13.53      $14.54       $16.47   $17.43    $20.67
   International                                                       15.61       16.22        18.95    19.38     23.77
 Natural Gas (dollars per thousand cubic feet)
   United States                                                      $ 1.94      $ 1.94       $ 1.60   $ 1.57    $ 1.61
   International                                                        1.58        1.52         1.77     2.18      1.82
- ------------------------------------------------------------------------------------------------------------------------
NET PROVED RESERVES - YEAR-END
 Liquid Hydrocarbons (millions of barrels)
   Beginning of year                                                     842         848          868      846       764
   Extensions, discoveries and other additions                            13          21           27       58       140
   Improved recovery                                                       6          24           12       27         6
   Revisions of previous estimates                                        (6)          4            5       10        12
   Net purchase (sale) of reserves in place                                2           2           (3)      (3)       (6)
   Production                                                            (62)        (57)         (61)     (70)      (70)
                                                                      --------------------------------------------------
                Total                                                    795         842          848      868       846
- ------------------------------------------------------------------------------------------------------------------------
 Natural Gas (billions of cubic feet)
   Beginning of year                                                   3,748       3,866        4,077    4,265     4,281
   Extensions, discoveries and other additions                           303         248          147      167       691
   Improved recovery                                                    -             33            6        6         2
   Revisions of previous estimates                                        (7)        (23)          58       24       (54)
   Net purchase (sale) of reserves in place                              (45)        (59)         (84)     (22)     (255)
   Production                                                           (345)       (317)        (338)    (363)     (400)
                                                                      --------------------------------------------------
                Total                                                  3,654       3,748        3,866    4,077     4,265
- ------------------------------------------------------------------------------------------------------------------------
U.S. REFINERY OPERATIONS (thousands of barrels per day)
 In-use crude oil capacity - year-end                                    570 (a)     570  (a)     620      620       603
 Refinery runs   -  crude oil refined                                    491         549          546      542       567
                 -  other charge and blend stocks                        107         102           79       85        75
 % in-use capacity utilization                                          86.0        90.4         88.1     87.5      94.1
- ------------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT SALES (thousands of barrels per day)
 Gasoline                                                                443         420          404      403       395
 Distillates                                                             183         179          169      173       173
 Propane                                                                  16          18           19       17        17
 Feedstocks and special products                                          32          32           39       37        31
 Heavy fuel oil                                                           38          39           39       44        34
 Asphalt                                                                  31          38           37       35        39
                                                                      --------------------------------------------------
                Total                                                    743         726          707      709       689
- ------------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT MARKETING OUTLETS - YEAR-END
 Marathon operated terminals                                              51          51           52       53        53
 Retail   -  Marathon brand                                            2,356       2,331        2,290    2,106     2,132
          -  Emro Marketing Company                                    1,659       1,571        1,549    1,596     1,673
- ------------------------------------------------------------------------------------------------------------------------

(a) Excludes the Indianapolis Refinery which was temporarily idled in October 1993.

FIVE-YEAR OPERATING SUMMARY - U. S. STEEL GROUP

(Thousands of net tons, unless otherwise noted)                 1994    1993      1992     1991     1990
- ---------------------------------------------------------------------------------------------------------
RAW STEEL PRODUCTION
 Gary, IN                                                      6,768   6,624     5,969    5,817     6,740
 Mon Valley, PA                                                2,669   2,507     2,276    2,088     2,607
 Fairfield, AL                                                 2,240   2,203     2,146    1,969     1,937
 All other plants(a)                                           -       -            44      648     2,335
                                                              -------------------------------------------
      Total Raw Steel Production                              11,677  11,334    10,435   10,522    13,619
      Total Cast Production                                   11,606  11,295     8,695    7,088     7,228
      Continuous cast as % of total production                  99.4    99.7      83.3     67.4      53.1
- ---------------------------------------------------------------------------------------------------------
RAW STEEL CAPABILITY (average)
 Continuous cast                                              11,990  11,850     9,904    8,057     6,950
 Ingots                                                        -       -         2,240    6,919     9,451
                                                              -------------------------------------------
      Total                                                   11,990  11,850    12,144   14,976    16,401
      Total production as % of total capability                 97.4    95.6      85.9     70.3      83.0
      Continuous cast as % of total capability                 100.0   100.0      81.6     53.8      42.4
- ---------------------------------------------------------------------------------------------------------
HOT METAL PRODUCTION                                          10,328   9,972     9,270    8,941    11,038
- ---------------------------------------------------------------------------------------------------------
COKE PRODUCTION                                                6,777   6,425     5,917    5,091     6,663
- ---------------------------------------------------------------------------------------------------------
IRON ORE PELLETS - MINNTAC, MN
 Production as % of capacity                                      90      90        83       84        85
 Shipments                                                    16,174  15,911    14,822   14,897    14,922
- ---------------------------------------------------------------------------------------------------------
COAL SHIPMENTS(b)                                              7,698  10,980    12,164   10,020    11,325
- ---------------------------------------------------------------------------------------------------------
STEEL SHIPMENTS BY PRODUCT
 Sheet and tin mill products                                   8,138   7,717     6,803    6,508     7,709
 Plate, structural and other
   steel mill products(c)                                      1,748   1,621     1,473    1,721     2,476
 Tubular products                                                682     631       578      617       854
                                                              -------------------------------------------
      Total                                                   10,568   9,969     8,854    8,846    11,039
      Total as % of domestic steel industry                     11.1    11.3      10.8     11.2      13.0
- ---------------------------------------------------------------------------------------------------------
STEEL SHIPMENTS BY MARKET
 Steel service centers                                         2,795   2,837     2,680    2,364     3,425
 Further conversion                                            2,390   2,248     1,565    1,354     1,657
 Transportation                                                2,023   1,805     1,553    1,293     1,502
 Containers                                                      995     840       715      754       895
 Construction                                                    738     669       598      840     1,134
 Export                                                          375     359       629    1,314       926
 All other                                                     1,252   1,211     1,114      927     1,500
                                                              -------------------------------------------
      Total                                                   10,568   9,969     8,854    8,846    11,039
- ---------------------------------------------------------------------------------------------------------

(a) In July 1991, U. S. Steel closed all iron and steel producing operations at Fairless (PA) Works. In April 1992, U. S. Steel closed South (IL) Works.
(b) In June 1993, U. S. Steel sold the Cumberland coal mine. In 1994, U. S. Steel permanently closed the Maple Creek coal mine.
(c) U. S. Steel ceased production of structural products when South Works closed in April 1992.

FIVE-YEAR OPERATING SUMMARY - DELHI GROUP

                                                                1994    1993     1992     1991      1990
- ---------------------------------------------------------------------------------------------------------
 SALES VOLUMES
  Natural gas throughput (billions of cubic feet)
    Natural gas sales                                           227.9   203.2    200.0    195.9     180.0
    Transportation                                               99.1   117.6    103.4     81.0      99.3
                                                              -------------------------------------------
       Total systems throughput                                 327.0   320.8    303.4    276.9     279.3
    Trading sales                                                34.6     -        -        -         -
    Partnerships - equity share(a)                                7.1     6.5     10.2     14.5      19.9
                                                              -------------------------------------------
       Total throughput                                         368.7   327.3    313.6    291.4     299.2
                                                              -------------------------------------------
  Natural gas throughput (millions of cubic feet per day)
    Natural gas sales                                           624.5   556.7    546.4    536.7     493.1
    Transportation                                              271.4   322.1    282.6    221.9     272.1
                                                              ------------------------------------------
       Total systems throughput                                 895.9   878.8    829.0    758.6     765.2
    Trading sales                                                94.7     -        -        -         -
    Partnerships - equity share(a)                               19.6    17.9     27.8     39.7      54.5
                                                              ------------------------------------------
       Total throughput                                       1,010.2   896.7    856.8    798.3     819.7
  NGLs sales
    Millions of gallons                                         275.8   282.0    261.4    214.7     144.4
    Thousands of gallons per day                                755.7   772.5    714.2    588.2     395.6
- ---------------------------------------------------------------------------------------------------------
 GROSS UNIT MARGIN ($/mcf)                                      $0.26   $0.42    $0.44    $0.47     $0.43
- ---------------------------------------------------------------------------------------------------------
 PIPELINE MILEAGE (INCLUDING PARTNERSHIPS)
  Arkansas                                                        349     362      377      377       377
  Colorado(b)                                                     -       -         91       91        91
  Kansas(c)                                                       -       164      164      164       164
  Louisiana(c)                                                    -       141      141      142       140
  Oklahoma                                                      2,990   2,908    2,795    2,819     2,800
  Texas(a)(c)                                                   4,060   4,544    4,811    4,764     4,739
                                                              -------------------------------------------
       Total                                                    7,399   8,119    8,379    8,357     8,311
- ---------------------------------------------------------------------------------------------------------
 PLANTS - OPERATING AT YEAR-END
  Gas processing                                                   15      15       14       14        12
  Sulfur                                                            6       3        3        3         3
- ---------------------------------------------------------------------------------------------------------
 DEDICATED GAS RESERVES - YEAR-END (billions of cubic feet)
  Beginning of year                                             1,663   1,652    1,643    1,680     1,699
  Additions                                                       431     382      273      255       212
  Production                                                     (334)   (328)    (307)    (275)     (280)
  Revisions/Asset Sales                                          (110)    (43)      43      (17)       49
                                                              ------------------------------------------
       Total                                                    1,650   1,663    1,652    1,643     1,680
- ---------------------------------------------------------------------------------------------------------

(a) In January 1993, the Delhi Group sold its 25% interest in Red River
    Pipeline.
(b) In 1993, the Delhi Group sold its pipeline systems located in Colorado.
(c) In 1994, the Delhi Group sold certain pipeline systems associated with the planned disposition of nonstrategic assets.

USX CORPORATION
Management's Discussion and Analysis


     Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

     SALES were $19.3 billion in 1994, compared with $18.1 billion in 1993 and $17.8 billion in 1992. The increase in 1994 primarily reflected increased sales for the Marathon Group and U. S. Steel Group. Marathon Group sales increased mainly due to higher excise taxes and higher volumes of worldwide liquid hydrocarbons and refined product matching buy/sell transactions, partially offset by lower worldwide liquid hydrocarbon prices. U. S. Steel Group sales increased primarily due to higher steel shipment volumes and prices and increased commercial shipments of coke, partly offset by lower commercial shipments of coal. The increase in 1993 primarily reflected increased sales for the U. S. Steel Group due mainly to higher steel shipment volumes and prices, and increased commercial shipments of taconite pellets and coke. These were partially offset by lower sales for the Marathon Group (excluding the effect of the businesses of the Delhi Group which were included in the Marathon Group for periods prior to October 2, 1992). The decrease in Marathon Group sales was mainly due to lower worldwide liquid hydrocarbon volumes and prices and lower refined product prices, partially offset by increased excise taxes and higher refined product sales volumes, excluding matching buy/sell transactions. Matching buy/sell transactions and excise taxes are included in both sales and operating costs of the Marathon Group, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes during 1994 and 1993 primarily resulting from the fourth quarter 1993 increase in the federal excise tax rate and a change in the collection point on distillates from third-party locations to the Marathon Group's terminals.

     OPERATING INCOME increased by $805 million in 1994, following a $14 million decrease in 1993. Results in 1994 included a $160 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, partially offset by charges of $37 million related to the planned disposition of certain Delhi Group nonstrategic gas gathering and processing assets. Results in 1993 included a $342 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad ("B&LE litigation") (which also resulted in $164 million of interest costs) (see Note 5 to the Consolidated Financial Statements), a $241 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve and restructuring charges of $42 million related to the planned closure of the Maple Creek coal mine and preparation plant. Excluding the effect of these items, operating income increased $57 million in 1994 primarily due to higher results for the U. S. Steel Group and Marathon Group, partially offset by lower results for the Delhi Group.

     Results in 1992 included a favorable impact of $119 million for the settlement of a tax refund claim related to prior years' production taxes and a $62 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, partially offset by charges of $125 million primarily related to the planned disposition of certain domestic exploration and production properties. Excluding the effects of these items and the 1993 items previously discussed, operating income increased $667 million in 1993 mainly due to improved results for the U. S. Steel Group, as well as the Marathon Group. The adoption of Statement of Financial Accounting Standards No.112 - Employers' Accounting for Postemployment Benefits ("SFAS No.112") resulted in a $23 million increase in operating costs in 1993, principally for the U. S. Steel Group.

     Net pension credits included in operating income totaled $116 million in 1994, compared to $211 million in 1993 and $260 million in 1992. The decrease over the three-year period primarily reflects decreases in the expected long-term rate of return on plan assets. In 1995, net pension credits are expected to remain at approximately the same level as in 1994. See Note 7 to the Consolidated Financial Statements.

     OTHER INCOME was $261 million in 1994, compared with income of $257 million in 1993 and a loss of $2 million in 1992. The slight increase in 1994 was mainly due to increased income from equity affiliates, partly offset by lower gains from the disposal of assets. The increase in 1993 primarily resulted from higher gains from the disposal of assets, including the sale of the Cumberland coal mine, the realization of a $70 million deferred gain resulting from the collection of a subordinated note related to the 1988 sale of Transtar, Inc. ("Transtar") (which also resulted in $37 million of interest income) and the sale of an investment in an insurance company. The increase in 1993 also reflected the absence of a $19 million impairment of an investment recorded in 1992.

Management's Discussion and Analysis continued


     INTEREST AND OTHER FINANCIAL INCOME was $24 million in 1994, compared with $78 million in 1993 and $228 million in 1992. The 1993 amount included $37 million of interest income resulting from collection of the Transtar note while the 1992 amount included $177 million of interest income resulting from the settlement of a tax refund claim related to prior years' production taxes. Excluding these items, interest and other financial income was $24 million in 1994, compared with $41 million in 1993 and $51 million in 1992.

     INTEREST AND OTHER FINANCIAL COSTS were $461 million in 1994, compared with $630 million in 1993 and $485 million in 1992. The 1994 amount included a $35 million favorable effect resulting from settlement of various state tax issues. Excluding this item, the decrease from 1993 mostly reflected the absence of $164 million of interest expense related to the adverse decision in the B&LE litigation recorded in 1993, partially offset by lower capitalized interest in 1994 due mainly to the completion of the East Brae platform and SAGE system in the United Kingdom ("U.K.") sector of the North Sea. Excluding the $164 million of interest expense previously mentioned, the decrease in 1993 primarily resulted from an increase in capitalized interest.

     Interest and other financial costs in 1995 are expected to increase by approximately $35 million because of lower capitalized interest due to the completion of the aforementioned international projects.

     THE PROVISION FOR ESTIMATED INCOME TAXES in 1994 was $184 million, compared with credits of $72 million in 1993 and $29 million in 1992. The 1994 provision included a one-time $32 million deferred tax benefit related to an excess of tax over book basis in an equity affiliate. The 1994 income tax provision also included a $24 million credit for the reversal of a valuation allowance related to deferred tax assets. The 1993 income tax credit included an incremental deferred tax benefit of $64 million resulting from USX Corporation's ("USX") ability to elect to credit, rather than deduct, certain foreign income taxes for U.S. federal income tax purposes when paid in future years. The anticipated use of the U.S. foreign tax credit reflects the Marathon Group's improving international production profile. The 1993 income tax credit also included a $29 million charge associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax assets and liabilities as of January 1, 1993. See Note 9 to the Consolidated Financial Statements.

     NET INCOME of $501 million was recorded in 1994, compared with a net loss of $259 million in 1993 and a net loss of $1.826 billion in 1992. Excluding the unfavorable cumulative effect of changes in accounting principles, which totaled $92 million and $1.666 billion in 1993 and 1992, respectively, net income increased $668 million in 1994 from 1993, compared with a decrease of $7 million in 1993 from 1992. The changes in net income primarily reflect the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     CURRENT ASSETS increased $183 million from year-end 1993 primarily reflecting higher trade receivables and inventories, partially offset by a reduction in cash and cash equivalent balances. The increase in trade receivables primarily resulted from higher Marathon Group sales of refined products and crude oil and higher U. S. Steel Group sales of flat-rolled steel products. The increase in inventories was mainly due to an increase in inventory values, which reflected a $160 million decrease in the inventory market valuation reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. Subsequent changes to the inventory market valuation reserve are dependent upon changes in future crude oil and refined product price levels and inventory turnover. The $220 million decrease in cash and cash equivalent balances from year-end 1993 primarily reflects cash applied to debt reduction.

     CURRENT LIABILITIES were $459 million lower at year-end 1994 mainly due to decreases in accounts payable and accrued taxes, partially offset by an increase in long-term debt due within one year. The decrease in accounts payable primarily resulted from payments against B&LE litigation accruals while the decrease in accrued taxes mainly reflected the settlement of various state tax issues.

     TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1994, was $5.6 billion. The $371 million decrease from year-end 1993 reflected, in part, a reduction of cash and cash equivalent balances. The remaining decrease primarily resulted from other financing activities. For a discussion of these activities, see Management's Discussion and Analysis of Cash Flows below.

Management's Discussion and Analysis continued


     STOCKHOLDERS' EQUITY of $4.3 billion at year-end 1994 increased by $438 million from the end of 1993 mainly reflecting 1994 net income and the issuance of additional common equity, partially offset by dividend payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

     NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled $782 million in 1994, compared with $944 million in 1993 and $920 million in 1992. The 1994 period was negatively affected by payments of $367 million to satisfy substantially all judgments from the B&LE litigation and payments of $124 million to settle various state tax issues. The 1993 period was negatively affected by payments of $314 million related to partial settlement of the B&LE litigation and settlement of the Energy Buyers litigation. Excluding these items, net cash provided from operating activities was $1.273 billion in 1994, compared with $1.258 billion in 1993.

     The 1992 period included $296 million associated with the refund of prior years' production taxes. Excluding this item and 1993 items discussed above, net cash provided from 1993 operating activities improved $634 million from 1992. The increase primarily reflected improved operations for the U. S. Steel Group, improved refined product margins for the Marathon Group and a $103 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits.

     CAPITAL EXPENDITURES were $1.033 billion in 1994, compared with $1.151 billion in 1993 and $1.505 billion in 1992. The $118 million decrease in 1994 was primarily due to lower expenditures for the Marathon Group, partially offset by higher expenditures for the U. S. Steel Group. The $157 million decline for the Marathon Group mainly reflected decreased expenditures resulting from the substantial completion of the East Brae Field and SAGE system in the U.K. and the distillate hydrotreater complex at the Robinson, Illinois refinery. The $50 million increase for the U. S. Steel Group primarily reflected hot-strip mill and pickle line improvements at Gary Works, a coke oven gas transmission line replacement from Clairton to Mon Valley and the preparation for a blast furnace reline project at Mon Valley Works. The $354 million decrease in 1993 was due primarily to lower expenditures for the Marathon Group and the U. S. Steel Group. Contract commitments for capital expenditures at year-end 1994 were $283 million, compared with $389 million at year-end 1993.

     In addition to the capital expenditures discussed above, USX's noncash investment activities during 1994 included the issuance of $58 million of debt instruments and $11 million (619,168 shares) of USX - Marathon Group Common Stock ("Marathon Stock") related to acquisitions of 89 gasoline outlets/convenience stores from independent petroleum retailers.

     Capital expenditures in 1995 are expected to total approximately $1.1 billion. The U. S. Steel Group's capital expenditures are expected to increase approximately $50 million to $300 million and will include spending on a degasser at Mon Valley Works and installation of a granulated coal injection facility at Fairfield Works' blast furnace and a galvanizing line in the southern United States. The Marathon Group's capital expenditures are expected to remain at approximately the same level as 1994 at $750 million.

     CASH FROM THE DISPOSAL OF ASSETS was $293 million in 1994, compared with $469 million in 1993 and $117 million in 1992. The 1994 proceeds mainly resulted from the sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties. The 1993 amount primarily reflected the realization of proceeds from a subordinated note related to the 1988 sale of Transtar, the sale of the Cumberland coal mine, the sale/leaseback of interests in two LNG tankers, and the sales of various domestic oil and gas production properties and of an investment in an insurance company. No individually significant sales transactions occurred in 1992.

     FINANCIAL OBLIGATIONS decreased by $217 million in 1994, compared with a decrease of $458 million in 1993 and a decrease of $240 million in 1992. These amounts represent changes in balances outstanding of commercial paper, revolving credit agreements, lines of credit, preferred stock of subsidiary, other debt and production financing and other agreements. The decrease in 1994 primarily reflected a reduction in cash and cash equivalent balances.

     During 1994, USX issued $300 million in aggregate principal amount of 7.20% Notes Due 2004 and $150 million in aggregate principal amount of LIBOR-based Floating Rate Notes Due 1996. In addition, an aggregate principal amount of $57 million of Marathon's 7% Monthly Interest Guaranteed Notes Due 2002 ("7% Notes") was issued in exchange for an equivalent principal amount of its 9-1/2%

Management's Discussion and Analysis continued


Guaranteed Notes Due 1994 ("Marathon 9-1/2% Notes"). The $642 million balance of Marathon 9-1/2% Notes was paid in March 1994. USX also issued $55 million of 6.70% Environmental Improvement Revenue Refunding Bonds due 2020 and 2024 to refinance Environmental Improvement Bonds.

     During 1993, USX issued an aggregate principal amount of $800 million of fixed rate debt through its medium-term note program and three separate series of unsecured, noncallable debt securities in the public market. Maturities ranged from 5 to 30 years, and interest rates ranged from 6-3/8% to 8-1/2% per annum. In addition, an aggregate principal amount of $77 million of Marathon 9-1/2% Notes was tendered in exchange for the 7% Notes. During 1992, USX issued an aggregate principal amount of $748 million of fixed rate debt through its medium-term note program and three separate series of unsecured, noncallable debt securities in the public market. Maturities ranged from 5 to 30 years, and interest rates ranged from 6.65% to 9.375% per annum.

     Preferred stock of a subsidiary generated proceeds, net of issue costs, of $242 million in 1994. This amount reflected the sale of 10,000,000 shares of 8-3/4% Cumulative Monthly Income Preferred Stock ("MIPS") of USX Capital LLC, a wholly owned subsidiary of USX. MIPS is classified in the liability section of the consolidated balance sheet, and the financial costs are included in interest and other financial costs on the consolidated statement of operations. See Note 24 to the Consolidated Financial Statements.

     In August 1994, USX entered into a $2.325 billion revolving credit agreement which terminates in August 1999. Interest is based on defined short-term market rates. This agreement replaced the $2.0 billion in revolving credit agreements entered into in October 1992. At December 31, 1994, USX had no outstanding borrowings against long-term credit agreements, leaving $2.325 billion of available unused committed credit lines. In addition, USX had $340 million of available unused short-term lines of credit, of which $175 million requires a commitment fee and the other $165 million generally requires maintenance of compensating balances.

     USX currently has three active shelf registration statements with the Securities and Exchange Commission aggregating slightly more than $1.2 billion, of which $750 million is dedicated to offer and issue debt securities, only. The balance allows USX to offer and issue debt and equity securities.

     In the event of a change of control of USX, debt and guaranteed obligations totaling $5.0 billion at year-end 1994 may be declared immediately due and payable or required to be collateralized. See Notes 11,12,13 and 15 to the Consolidated Financial Statements.

     PREFERRED STOCK ISSUED totaled $336 million in 1993. This amount reflected the sale of 6,900,000 shares of 6.50% Cumulative Convertible Preferred Stock ($50.00 liquidation preference per share) ("6.50% Convertible Preferred"). The 6.50% Convertible Preferred is convertible at any time into shares of USX - U.
S. Steel Group Common Stock ("Steel Stock") at a conversion price of $46.125 per share of Steel Stock.

     COMMON STOCK ISSUED, net of repurchases, totaled $223 million in 1994, compared with $371 million in 1993 and $942 million in 1992. The 1994 amount mainly resulted from the sale of 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million. In 1993, USX sold 10,000,000 shares of Steel Stock to the public for net proceeds of $350 million. The 1992 amount primarily reflected sales to the public of all three classes of common stock, including 25,000,000 shares of Marathon Stock for net proceeds of $541 million, 8,050,000 shares of Steel Stock for net proceeds of $198 million and 9,000,000 shares of USX - Delhi Group Common Stock for net proceeds of $136 million.

     DIVIDEND PAYMENTS increased slightly in 1994 primarily due to the first quarter sale of additional shares of Steel Stock. Dividend payments decreased in 1993 from 1992 mainly reflecting a decrease in the dividend rate on Marathon Stock in the fourth quarter of 1992, partially offset by increased dividends due primarily to the sale in 1993 of additional shares of Steel Stock and of the 6.50% Convertible Preferred.

PENSION PLAN ACTIVITY

     In accordance with USX's long-term funding practice, which is designed to maintain an appropriate funded status, USX will resume funding the U. S. Steel Group's principal pension plan in amounts of approximately $100 million per year commencing with the 1994 plan year. The funding for the 1994 plan year and possibly the 1995 plan year will take place in 1995.

Management's Discussion and Analysis continued


RATING AGENCY ACTIVITY

     In September 1993, Standard & Poor's Corp. lowered its ratings on USX's and Marathon's senior debt to below investment grade (from BBB- to BB+) and on USX's subordinated debt, preferred stock and commercial paper. In October 1993, Moody's Investors Services, Inc. ("Moody's") confirmed its Baa3 investment grade ratings on USX's and Marathon's senior debt. Moody's also confirmed its ratings on USX's subordinated debt and commercial paper, but lowered its ratings on USX's preferred stock from ba1 to ba2. The ratings described above remain unchanged.

HEDGING ACTIVITY

     USX engages in hedging activities in the normal course of its businesses. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas, refined products and nonferrous metals. Forward currency contracts have been used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. USX's hedging activities have not been significant in relation to its overall business activity. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of USX. See Notes 1 and 26 to the Consolidated Financial Statements.

LIQUIDITY

     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of December 31, 1994, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures and debt maturities for the years 1995 to 1997 are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, future borrowings and other external financing sources. Long-term debt of $78 million matures within one year. In addition, at the option of the holders, USX may be obligated to repurchase zero coupon convertible debentures at a carrying value of $430 million on August 9, 1995. If tendered, USX may elect to pay the purchase price in cash, shares of Marathon Stock and Steel Stock, notes or a combination thereof. See Note 13 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

     USX has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required refined product reformulation and process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of USX's products and services, operating results will be adversely affected. USX believes that integrated domestic competitors of the U. S. Steel Group and substantially all the competitors of the Marathon Group and the Delhi Group are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and the specific products and services it provides.

Management's Discussion and Analysis continued


     The following table summarizes USX's environmental expenditures for each of the last three years(a):

(Dollars in millions)                                                     1994         1993         1992
- ---------------------------------------------------------------------------------------------------------
Capital

 Marathon Group                                                         $    70      $   123      $   240
 U. S. Steel Group                                                           57           53           52
 Delhi Group                                                                  5            5            3
                                                                        -------      -------      -------
      Total Capital                                                     $   132      $   181      $   295
- ---------------------------------------------------------------------------------------------------------
Compliance
 Operating & Maintenance

   Marathon Group                                                       $   106      $    92      $   109
   U. S. Steel Group                                                        202          168          157
   Delhi Group                                                                6            5            5
                                                                        -------      -------      -------
      Total Operating & Maintenance                                         314          265          271

 Remediation(b)

   Marathon Group                                                            25           38           21
   U. S. Steel Group                                                         32           19           11
                                                                        -------      -------      -------
      Total Remediation                                                      57           57           32
      Total Compliance                                                  $   371      $   322      $   303
- ---------------------------------------------------------------------------------------------------------

(a) Estimated for the Marathon Group and Delhi Group based on American Petroleum Institute survey guidelines and for the U. S. Steel Group based on U.S. Department of Commerce survey guidelines.

(b) These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves.

     USX's environmental capital expenditures accounted for 13%, 16%, and 20% of total consolidated capital expenditures in 1994, 1993 and 1992, respectively. The decline over the three-year period was primarily the result of the Marathon Group's multi-year capital spending program for diesel fuel desulfurization which began in 1990 and was substantially completed in 1993.

     During 1992 through 1994, compliance expenditures averaged 2% of total consolidated operating costs. Remediation spending during this period was primarily related to retail gasoline stations which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping, and dismantlement and restoration activities at former and present operating locations.

     USX has been notified that it is a potentially responsible party ("PRP") at 45 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1994. In addition, there are 31 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 114 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 25 to the Consolidated Financial Statements.

     New or expanded environmental requirements, which could increase USX's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to accurately predict the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, USX does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1995. USX expects environmental capital expenditures to approximate $105 million in 1995 or approximately 10% of total estimated consolidated capital expenditures. Predictions beyond 1995 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing

Management's Discussion and Analysis continued


evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, USX anticipates that environmental capital expenditures in 1996 will total approximately $120 million; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

     USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 25 to the Consolidated Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See Management's Discussion and Analysis of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS BY INDUSTRY SEGMENT

THE MARATHON GROUP

     The Marathon Group includes Marathon Oil Company and certain other subsidiaries of USX, which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. The Marathon Group financial data for the periods prior to the creation of the Delhi Group on October 2, 1992, include the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group.

     Sales of $12.8 billion in 1994 increased $795 million from 1993 mainly due to higher excise taxes and higher volumes of worldwide liquid hydrocarbons and refined product matching buy/sell transactions, partially offset by lower worldwide liquid hydrocarbon prices. Sales of $12.0 billion in 1993 declined $820 million from 1992 primarily due to lower worldwide liquid hydrocarbon volumes and prices, lower refined product prices and the absence of sales from the Delhi Group. These decreases were partially offset by increased excise taxes and higher refined product sales volumes, excluding matching buy/sell transactions. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes during 1994 and 1993. Excise taxes increased mainly due to the fourth quarter 1993 increase in the federal excise tax rate and a change in the collection point on distillates from third-party locations to Marathon's terminals.

     The Marathon Group reported operating income of $584 million in 1994, compared with $169 million in 1993 and $304 million in 1992. Results included a $160 million favorable effect in 1994, a $241 million unfavorable effect in 1993 and a $62 million favorable effect in 1992 resulting from noncash adjustments to the inventory market valuation reserve. The 1992 results also included a favorable impact of $119 million for the settlement of a tax refund claim related to prior years' production taxes and a restructuring charge of $115 million related to the planned disposition of certain domestic exploration and production properties. Excluding the effects of these items, operating income was $424 million in 1994, $410 million in 1993 and $238 million in 1992. The increase in 1994 mainly reflected reduced worldwide operating expenses and higher international liquid hydrocarbon volumes and worldwide natural gas volumes, largely offset by lower refined product margins, lower liquid hydrocarbon prices and $42 million of employee reorganization charges. The increase in 1993 was mainly due to increased refined product margins and increased domestic natural gas prices, partially offset by lower worldwide liquid hydrocarbon prices and volumes.

     Worldwide liquid hydrocarbon volumes are expected to increase approximately 20% in 1995, primarily reflecting increased production from the East Brae Field, a full year of production from Ewing Bank 873 in the Gulf of Mexico and new production from the Kakap KRA and KG Fields, offshore Indonesia. Worldwide natural gas volumes are also expected to increase approximately 20% in 1995, resulting from a successful 1994 domestic drilling program and a full year of contractual Brae area gas sales, which commenced in October 1994. Contractual sales volumes of Brae area gas through the SAGE pipeline system for the fourth quarter of 1994 averaged approximately 80 million cubic feet per day, which was less than originally anticipated due to unseasonably warm weather in the U.K. In 1995, contractual gas sales volumes through the SAGE system should exceed the level experienced in the fourth quarter of 1994.

Management's Discussion and Analysis continued


     The Marathon Group expects to realize annual cost structure reductions of approximately $80 million from work force reduction programs completed during 1994. These reductions will impact salary and related benefits expenses, capitalized costs and billings to joint venture partners.

     The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economic and political events.

THE U. S. STEEL GROUP

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities.

     Sales were $6.1 billion in 1994, compared with $5.6 billion in 1993 and $4.9 billion in 1992. The $454 million increase in 1994 from 1993 was mainly the result of higher steel shipment volumes and prices and increased commercial shipments of coke, partially offset by lower commercial shipments of coal. The $693 million increase in 1993 from 1992 primarily reflected higher steel shipment volumes and prices, and increased commercial shipments of taconite pellets and coke.

     The U. S. Steel Group reported operating income of $313 million in 1994, compared with an operating loss of $149 million in 1993 and an operating loss of $241 million in 1992. The 1993 operating loss included a $342 million charge for the B&LE litigation and restructuring charges of $42 million related to the planned closure of the Maple Creek coal mine and preparation plant. The 1992 operating loss included a charge of $10 million for completion of a restructuring plan related to steel facilities. Excluding the effects of these items, operating income increased $78 million in 1994, compared with an increase of $466 million from 1992 to 1993. The improvement in 1994 was primarily due to higher steel prices and shipment volumes. These were partially offset by higher pension, labor and scrap metal costs, the absence of a $39 million favorable effect in 1993 related to employee insurance benefits, the adverse effects of utility curtailments and other severe winter weather complications, a caster fire at Mon Valley Works and planned outages for modernization at Gary Works. The increase in 1993 was mainly due to higher steel shipment volumes and prices, improved operating efficiencies and lower accruals for environmental and legal contingencies, other than the B&LE litigation mentioned above. In addition, 1993 results benefited from a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits, lower provisions for loan losses by USX Credit and the absence of a 1992 unfavorable effect of $28 million resulting from market valuation provisions for foreclosed real estate assets. These were partially offset by higher hourly steel labor costs, unfavorable effects associated with pension and other employee benefits, lower results from coal operations and a $21 million increase in operating costs related to the adoption of SFAS No. 112.

     Based on strong recent order levels and favorable steel market conditions, the U. S. Steel Group anticipates that steel demand will remain strong in 1995, although domestic industry shipments for 1995 may decrease slightly from the 1994 level of 95 million tons. Market prices for steel products have generally remained firm because of strong demand. Price increases for most steel products were implemented effective January 1, 1995, including increases in long-term contract prices with several major customers. Additional price increases for sheet products have been announced effective July 2, 1995.

     Steel imports to the United States accounted for an estimated 25%, 19% and 17% of the domestic steel market in 1994, 1993 and 1992, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     U. S. Steel Group shipments in the first quarter of 1995 are expected to be lower than the previous quarter as some customers increased purchases prior to the January 1, 1995 price increases, and there may be some weakness in shipments to automotive companies which have recently announced some reductions in build schedules. During the first quarter of 1995, raw steel production will be reduced by planned blast furnace outages at Gary Works and Fairfield Works.

THE DELHI GROUP

     The Delhi Group includes Delhi Gas Pipeline Corporation and certain related companies which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas.

Management's Discussion and Analysis continued


     Sales of $567 million in 1994 increased $32 million from 1993 primarily reflecting increased volumes from its trading business and from spot market sales, partially offset by decreased revenues from Southwestern Electric Power Company ("SWEPCO") and other customers and lower average prices for natural gas and natural gas liquids ("NGLs"). Sales of $535 million in 1993 increased $77 million from 1992, mainly due to increased revenues from premium services and higher average natural gas sales prices.

     The Delhi Group reported an operating loss of $36 million in 1994, compared with operating income of $36 million in 1993 and operating income of $33 million in 1992. The 1994 operating loss included charges of $37 million for the planned disposition of certain nonstrategic assets, expenses of $2 million related to a workforce reduction program, other employment-related costs of $2 million and a $2 million favorable effect of the settlement of litigation related to a prior-year take-or-pay claim. Operating income in 1993 included favorable effects of $2 million for the reversal of a prior-period accrual related to a natural gas contract settlement, $1 million related to gas imbalance settlements and a net $1 million for a refund of prior years' taxes other than income taxes. Excluding the effects of these items, operating income in 1994 was $3 million, down $29 million from 1993, mainly reflecting a decline in gas sales premiums from SWEPCO and lower margins from other customers, partially offset by higher natural gas throughput volumes and lower depreciation expense due to the previously mentioned asset disposition plan. Operating income in 1992 included favorable effects totaling $2 million relating to the settlement of various lawsuits and third-party disputes. Excluding the effect of this item and 1993 special items previously discussed, 1993 operating income improved by $1 million, primarily as a result of higher gas sales margins and lower operating and other expenses, partially offset by a 34% decline in gas processing margins from the sale of NGLs.

     During 1995, the Delhi Group expects to complete the restructuring plan begun in the second quarter of 1994, allowing a more concentrated focus on the management of core assets in western Oklahoma and east, west and south Texas. The benefits of the restructuring plan and the 1994 work force reduction program, such as reduced depreciation, operating and other expenses, are expected to continue in 1995.

     The levels of gas sales margin for future periods are difficult to accurately project because of systemic fluctuations in customer demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. However, continued mild weather in the Delhi Group's core service areas during January 1995 reduced demand for premium services, and gas sales margin in the summer of 1995 could be unfavorably affected by the expiration in August 1994 of the Delhi Group's premium service contract with Central Power and Light Company, a utility electric generator serving south Texas. If the mild weather persists, high natural gas inventory levels may continue to put pressure on prices during 1995, as wellhead deliveries compete with storage withdrawals for market share. The volume of trading sales is expected to expand significantly during 1995, although margins earned on trading sales are usually significantly less than those earned on system premium sales.

     The levels of gas processing margin for future periods are also difficult to project, due to fluctuations in the price and demand for NGLs and the volatility of natural gas prices (feedstock costs). However, management can reduce the volume of NGLs extracted and sold during periods of unfavorable economics by curtailing the extraction of certain NGLs.

OUTLOOK

     The Financial Accounting Standards Board intends to issue "Accounting for the Impairment of Long-Lived Assets" in the near future. This standard, which is expected to be effective for 1996, requires that operating assets be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down of operating assets, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX will be initiating an extensive review to implement the anticipated standard and, at this time, cannot provide an assessment of either the impact or the timing of adoption, although it is likely that it may be required to recognize certain charges upon adoption. Under current accounting policy, USX generally has only impaired property, plant and equipment under the provisions of Accounting Principles Board Opinion No. 30 and its interpretations.

MARATHON GROUP



Index to Financial Statements, Supplementary Data and Management's Discussion and Analysis

                                                                            PAGE
                                                                            ----
Explanatory Note Regarding Financial Information..........................   M-2

Management's Report.......................................................   M-3

Audited Financial Statements:

 Report of Independent Accountants........................................   M-3
 Statement of Operations..................................................   M-4
 Balance Sheet............................................................   M-5
 Statement of Cash Flows..................................................   M-6
 Notes to Financial Statements............................................   M-7

Selected Quarterly Financial Data.........................................   M-22

Principal Unconsolidated Affiliates.......................................   M-22

Supplementary Information.................................................   M-22

Five-Year Operating Summary ..............................................   M-23

Management's Discussion and Analysis......................................   M-24

MARATHON GROUP


Explanatory Note Regarding Financial Information

Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX - Marathon Group Common Stock, USX - U. S. Steel Group Common Stock and USX - Delhi Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

Management's Report

The accompanying financial statements of the Marathon Group are the responsibility of and have been prepared by USX Corporation (USX) in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The Marathon Group financial information displayed in other sections of this report is consistent with these financial statements.

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

Charles A. Corry                   Robert M. Hernandez            Lewis B. Jones
Chairman, Board of Directors       Vice Chairman                  Vice President
& Chief Executive Officer          & Chief Financial Officer      & Comptroller

Report of Independent Accountants

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages M-4 through M-21 present fairly, in all material respects, the financial position of the Marathon Group at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2, page M-8, in 1993 USX adopted new accounting standards for postemployment benefits and for retrospectively rated insurance contracts. As discussed in Note 10, page M-14, and Note 11, page M-15, in 1992 USX adopted new accounting standards for postretirement benefits other than pensions and for income taxes, respectively.

     The Marathon Group is a business unit of USX Corporation (as described in Note 1, page M-7); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation.

Price Waterhouse LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 14, 1995

Statement of Operations

(Dollars in millions)                                                   1994         1993         1992
- --------------------------------------------------------------------------------------------------------
SALES (Note 4, page M-10)                                            $  12,757    $  11,962    $  12,782

OPERATING COSTS:
 Cost of sales (excludes items shown below)                              8,405        8,209        9,341
 Inventory market valuation charges (credits) (Note 17, page M-18)        (160)         241          (62)
 Selling, general and administrative expenses                              313          325          343
 Depreciation, depletion and amortization                                  721          727          793
 Taxes other than income taxes                                           2,737        2,146        1,776
 Exploration expenses                                                      157          145          172
 Restructuring charges (Note 12, page M-16)                                -            -            115
                                                                     ---------    ---------    ---------
      Total operating costs                                             12,173       11,793       12,478
                                                                     ---------    ---------    ---------
OPERATING INCOME                                                           584          169          304
Other income (loss) (Note 8, page M-12)                                    177           46           (7)
Interest and other financial income (Note 8, page M-12)                     15           22          210
Interest and other financial costs (Note 8, page M-12)                    (300)        (292)        (306)
                                                                     ---------    ---------    ---------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                476          (55)         201
Less provision (credit) for estimated income taxes
   (Note 11, page M-15)                                                    155          (49)          92
                                                                     ---------    ---------    ---------
TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                                                  321           (6)         109
Cumulative effect of changes in accounting principles:
 Postemployment benefits (Note 2, page M-8)                                -            (17)         -
 Retrospectively rated insurance contracts (Note 2, page M-8)              -             (6)         -
 Postretirement benefits other than
   pensions (Note 10, page M-14)                                           -            -           (147)
 Income taxes (Note 11, page M-15)                                         -            -           (184)
                                                                     ---------    ---------    ---------
NET INCOME (LOSS)                                                          321          (29)        (222)
Dividends on preferred stock                                                (6)          (6)          (6)
                                                                     ---------    ---------    ---------
NET INCOME (LOSS) APPLICABLE TO MARATHON STOCK                       $     315    $     (35)   $    (228)
- --------------------------------------------------------------------------------------------------------

Income Per Common Share of Marathon Stock

                                                                         1994         1993       1992
- --------------------------------------------------------------------------------------------------------
PRIMARY AND FULLY DILUTED:
Total income (loss) before cumulative effect of changes in
 accounting principles applicable to Marathon Stock                  $    1.10    $    (.04)   $     .37
Cumulative effect of changes in accounting principles                    -             (.08)       (1.17)
                                                                     ---------    ---------    ---------
Net income (loss) applicable to Marathon Stock                       $    1.10    $    (.12)   $    (.80)
Weighted average shares, in thousands
                 -  primary                                            286,722      286,594      283,494
                 -  fully diluted                                      286,725      286,594      283,495
- --------------------------------------------------------------------------------------------------------

See Note 21, page M-19, for a description of net income per common share. The accompanying notes are an integral part of these financial statements.

Balance Sheet

(Dollars in millions)                                         December 31           1994         1993
- -------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                        $     28     $    185
 Receivables, less allowance for doubtful accounts
   of $3 and $3 (Note 18, page M-18)                                                   438          311
 Inventories (Note 17, page M-18)                                                    1,137          987
 Other current assets                                                                  134           89
                                                                                  --------     --------
      Total current assets                                                           1,737        1,572

Long-term receivables and other investments (Note 13, page M-16)                       376          352
Property, plant and equipment - net (Note 16, page M-17)                             8,364        8,428
Prepaid pensions (Note 9, page M-13)                                                   261          263
Other noncurrent assets                                                                213          207
                                                                                  --------     --------
      Total assets                                                                $ 10,951     $ 10,822
- -------------------------------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
 Notes payable                                                                    $      1     $      1
 Accounts payable                                                                    1,129        1,085
 Payable to the other groups (Note 14, page M-17)                                       44           13
 Payroll and benefits payable                                                           84           85
 Accrued taxes                                                                         133          294
 Deferred income taxes (Note 11, page M-15)                                            171           37
 Accrued interest                                                                       95          105
 Long-term debt due within one year (Note 6, page M-11)                                 55           23
                                                                                  --------     --------
      Total current liabilities                                                      1,712        1,643

Long-term debt (Note 6, page M-11)                                                   3,983        4,274
Long-term deferred income taxes (Note 11, page M-15)                                 1,270        1,223
Employee benefits (Note 10, page M-14)                                                 317          306
Deferred credits and other liabilities                                                 246          266
Preferred stock of subsidiary (Note 5, page M-10)                                      182          -
                                                                                  --------     --------
      Total liabilities                                                              7,710        7,712

STOCKHOLDERS' EQUITY (Note 19, page M-18)
Preferred stock                                                                         78           78
Common stockholders' equity                                                          3,163        3,032
                                                                                  --------     --------
      Total stockholders' equity                                                     3,241        3,110
                                                                                  --------     --------
      Total liabilities and stockholders' equity                                  $ 10,951     $ 10,822
- -------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                                        1994      1993         1992
- -------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                                         $   321    $  (29)     $  (222)
Adjustments to reconcile to net cash provided
 from operating activities:
   Accounting principle changes                                               -          23          331
   Depreciation, depletion and amortization                                   721       727          793
   Exploratory dry well costs                                                  68        48           82
   Inventory market valuation charges (credits)                              (160)      241          (62)
   Pensions                                                                     1        (6)         (31)
   Postretirement benefits other than pensions                                 10        24           20
   Deferred income taxes                                                      116      (116)           2
   Gain on disposal of assets                                                (175)      (34)          (1)
   Restructuring charges                                                      -         -            115
   Changes in: Current receivables                                           (105)      189           91
               Inventories                                                      3        44            8
               Current accounts payable and accrued expenses                 (122)     (313)        (127)
   All other items - net                                                       41        29           (4)
                                                                          -------    ------      -------
      Net cash provided from operating activities                             719       827          995
                                                                          -------    ------      -------

INVESTING ACTIVITIES:

Capital expenditures                                                         (753)     (910)      (1,193)
Disposal of assets                                                            263       174           77
Proceeds from issuance of Delhi Stock - net of cash
 attributed to the Delhi Group                                                  2         5          122
All other items - net                                                           8        (5)           9
                                                                          -------    ------      -------

      Net cash used in investing activities                                  (480)     (736)        (985)
                                                                          -------    ------      -------

FINANCING ACTIVITIES (Note 3, page M-9):

Marathon Group activity - USX debt attributed to all groups - net            (371)      261         (410)
Specifically attributed debt - repayments                                      (1)      -             (6)
Production financing and other agreements - repayments                        -         -            (10)
Marathon Stock repurchased                                                    -          (1)          (1)
Marathon Stock issued                                                         -           1          596
Attributed preferred stock of subsidiary                                      176       -            -
Dividends paid                                                               (201)     (201)        (340)
                                                                          -------    ------      -------
      Net cash provided from (used in) financing activities                  (397)       60         (171)
                                                                          -------    ------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         1        (1)          (4)
                                                                          -------    ------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (157)      150         (165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                185        35          200
                                                                          -------    ------      -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $    28    $  185      $    35
- ----------------------------------------------------------------------------------------------------------

See Note 7, page M-11, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

- --------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

USX Corporation (USX) has three classes of common stock: USX - Marathon Group Common Stock (Marathon Stock), USX - U. S. Steel Group Common Stock (Steel Stock) and USX - Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively.

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

     Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Marathon Stock, Steel Stock and Delhi Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

- --------------------------------------------------------------------------------
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - These financial statements include the accounts of the businesses comprising the Marathon Group. The Marathon Group, the U. S. Steel Group and the Delhi Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.

     Investments in unincorporated oil and gas joint ventures, undivided interest pipelines and jointly-owned gas processing plants are accounted for on a pro rata basis.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

HEDGING TRANSACTIONS - The Marathon Group engages in commodity and currency hedging within the normal course of its activities (Note 24, page M-19). Management has been authorized to manage exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas and refined products through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. Changes in the market value of derivative instruments are deferred and subsequently recognized in income, as sales or cost of sales, in the same period as the hedged item. OTC swaps are off-balance-sheet instruments; therefore, the effect of changes in the market value of such instruments are not recorded until settlement. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, are recorded as accounts receivable. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as accounts receivable or accounts payable, as appropriate.

     Forward currency contracts are primarily used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the hedged item; all other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. For balance sheet reporting, net contract values are included in receivables or payables, as appropriate.

     Recorded deferred gains or losses are reflected within other noncurrent assets or deferred credits and other liabilities. Cash flows from the use of derivative instruments are reported in the same category as the hedged item in the statement of cash flows.

EXPLORATION AND DEVELOPMENT - The Marathon Group follows the successful efforts method of accounting for oil and gas exploration and development.

GAS BALANCING - The Marathon Group follows the sales method of accounting for gas production imbalances.

PROPERTY, PLANT AND EQUIPMENT - Depreciation and depletion of oil and gas producing properties are computed using predetermined rates based upon estimated proved oil and gas reserves applied on a units-of-production method. Other items of property, plant and equipment are depreciated principally by the straight-line method.

     When an entire property, major facility or facilities depreciated on an individual basis are sold or otherwise disposed of, any gain or loss is reflected in income. Proceeds from disposal of other facilities depreciated on a group basis are credited to the depreciation reserve with no immediate effect on income.

ENVIRONMENTAL REMEDIATION - The Marathon Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based upon estimated proved oil and gas reserves on a units-of-production method.

INSURANCE - The Marathon Group is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

     In 1993, USX adopted Emerging Issues Task Force (EITF) Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts". EITF No. 93-14 requires accrual of retrospective premium adjustments when the insured has an obligation to pay cash to the insurer that would not have been required absent experience under the contract. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $6 million, net of $3 million income tax effect.

POSTEMPLOYMENT BENEFITS - In 1993, USX adopted Statement of Finacial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The Marathon Group is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $17 millon, net of $10 million income tax effect. The effect of the change in accounting principle reduced 1993 operating income by $2 million.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1994 classifications.

- --------------------------------------------------------------------------------
3. CORPORATE ACTIVITIES

FINANCIAL ACTIVITIES - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Marathon Group, the U. S. Steel Group and the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 5, page M-10, for the Marathon Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collaterized financings, production payment financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

CORPORATE GENERAL & ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the Marathon Group, the U. S. Steel Group and the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Marathon Group were $29 million, $28 million and $30 million in 1994, 1993 and 1992, respectively, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

COMMON STOCK TRANSACTIONS - The USX Certificate of Incorporation was amended on September 30, 1992, to authorize a new class of common stock, Delhi Stock, which is intended to reflect the performance of the Delhi Group. On October 2, 1992, USX sold 9,000,000 shares of Delhi Stock to the public. The businesses of the Delhi Group were previously included in the Marathon Group. The USX Board of Directors has designated 14,003,205 shares of Delhi Stock to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group as of December 31, 1994. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,437,891 outstanding shares at December 31, 1994, is approximately 67%. The Marathon Group financial statements reflect a percentage interest in the Delhi Group of approximately 33% (Retained Interest) at December 31, 1994. Beginning October 2, 1992, the financial position, results of operations and cash flows of the Delhi Group were reflected in the financial statements of the Marathon Group only to the extent of the Retained Interest. The shares deemed to represent the Retained Interest are not outstanding shares of Delhi Stock and cannot be voted by the Marathon Group. As additional shares of Delhi Stock deemed to represent the Retained Interest are sold, the Retained Interest will decrease. When a dividend or other distribution is paid or distributed in respect to the outstanding Delhi Stock, or any amount paid to repurchase shares of Delhi Stock generally, the Marathon Group financial statements are credited, and the Delhi Group financial statements are charged, with the aggregate transaction amount times the quotient of the Retained Interest divided by the Delhi Fraction.

INCOME TAXES - All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds have been reflected in the Marathon Group, the
U. S. Steel Group and the Delhi Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Marathon Group, the U. S. Steel Group and the Delhi Group, for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

- --------------------------------------------------------------------------------
4. SALES

The items below were included in both sales and operating costs, resulting in no effect on income:

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Matching buy/sell transactions(a)                                    $   2,071    $   2,018    $   2,537
Consumer excise taxes on petroleum products and merchandise              2,542        1,927        1,655
- --------------------------------------------------------------------------------------------------------

(a)Reflected the gross amount of purchases and sales associated with crude oil and refined product buy/sell transactions which are settled in cash.

- --------------------------------------------------------------------------------
5. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS

The following is Marathon Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in
Note 3, page M-9. These amounts exclude debt amounts specifically attributed to a group as disclosed in Note 6, page M-11.

                                                            Marathon Group           Consolidated USX(a)
                                                          --------------------       -------------------
(In millions)                     December 31               1994        1993            1994      1993
- --------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $      3    $    145       $      4   $    196
Receivables(b)                                                   8         -               11        -
Long-term receivables(b)                                        51          35             70         47
Other noncurrent assets(b)                                       8           7             11          9
                                                          --------    --------       --------   --------
      Total assets                                        $     70    $    187       $     96   $    252
- --------------------------------------------------------------------------------------------------------
Accounts payable(b)                                       $      2    $      3       $      3   $      4
Accrued interest                                                90         102            123        138
Long-term debt due within one year (Note 6, page M-11)          54          23             74         31
Long-term debt (Note 6, page M-11)                           3,917       4,249          5,346      5,730
Deferred credits and other liabilities(b)                        2           6              3          8
Preferred stock of subsidiary                                  182         -              250        -
                                                          --------    --------       --------   --------
      Total liabilities                                   $  4,247    $  4,383       $  5,799   $  5,911
- --------------------------------------------------------------------------------------------------------
Preferred stock                                           $     78    $     78       $    105   $    105
- --------------------------------------------------------------------------------------------------------

                                                         Marathon Group(c)           Consolidated USX
                                                    -----------------------      -----------------------
(In millions)          Year ended December 31         1994    1993    1992        1994     1993    1992
- --------------------------------------------------------------------------------------------------------
Net interest and other financial
  costs  (Note 8, page M-12)                        $(346)  $(338)   $(311)      $(471)   $(471)  $(458)
- -------------------------------------------------------------------------------------------------------

(a)For details of USX long-term debt, preferred stock of subsidiary and preferred stock, see Notes 13, page U-20; 24, page U-25; and 18 page U-22, respectively, to the USX consolidated financial statements.
(b)Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
(c)The Marathon Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

6. LONG-TERM DEBT

   The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                            Marathon Group           Consolidated USX(a)
                                                          -------------------        -------------------
(In millions)                     December 31                1994        1993          1994        1993
- --------------------------------------------------------------------------------------------------------
Specifically attributed debt(b):
 Sale-leaseback financing and capital leases              $     25    $     25       $    137   $    142
 Seller-provided financing                                      42         -               42        -
 Other                                                         -           -              -           67
                                                          --------    --------       --------   --------
    Total                                                       67          25            179        209
 Less amount due within one year                                 1         -                4          4
                                                          --------    --------       --------   --------
    Total specifically attributed long-term debt          $     66    $     25       $    175   $    205
- --------------------------------------------------------------------------------------------------------
Debt attributed to all three groups(c)                    $  4,022    $  4,328       $  5,489   $  5,837
 Less unamortized discount                                      51          56             69         76
 Less amount due within one year                                54          23             74         31
                                                          --------    --------       --------   --------
    Total long-term debt attributed to all three groups   $  3,917    $  4,249       $  5,346   $  5,730
- --------------------------------------------------------------------------------------------------------
Total long-term debt due within one year                  $     55    $     23       $     78   $     35
Total long-term debt due after one year                      3,983       4,274          5,521      5,935
- --------------------------------------------------------------------------------------------------------

(a)See Note 13, page U-20, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.

(b)As described in Note 3, page M-9, certain financial activities are specifically attributed only to the Marathon Group, the U. S. Steel Group or the Delhi Group.

(c)Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page M-9; 5, page M-10; and 7, page M-11).

- --------------------------------------------------------------------------------
7. SUPPLEMENTAL CASH FLOW INFORMATION


(In millions)                                                              1994         1993         1992
- ----------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES INCLUDED:
 Interest and other financial costs paid (net of amount capitalized)  $    (380)   $    (237)   $    (247)
 Income taxes paid, including settlements with other groups                 (31)         (86)        (125)
- ----------------------------------------------------------------------------------------------------------
USX DEBT ATTRIBUTED TO ALL THREE GROUPS - NET:
 Commercial paper:
   Issued                                                             $   1,515    $   2,229    $   2,412
   Repayments                                                            (1,166)      (2,598)      (2,160)
 Credit agreements:
   Borrowings                                                             4,545        1,782        6,684
   Repayments                                                            (5,045)      (2,282)      (7,484)
 Other credit arrangements - net                                            -            (45)         (22)
 Other debt:
   Borrowings                                                               509          791          742
   Repayments                                                              (791)        (318)        (381)
                                                                      ---------    ---------    ---------
      Total                                                           $    (433)   $    (441)   $    (209)
                                                                      =========    =========    =========
Marathon Group activity                                               $    (371)   $     261    $    (410)
U. S. Steel Group activity                                                  (57)        (713)         218
Delhi Group activity                                                         (5)          11          (17)
                                                                      ---------    ---------    ---------
      Total                                                           $    (433)   $    (441)   $    (209)
- ----------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:

 Marathon Stock issued for Dividend Reinvestment Plan
   and employee stock option plans                                    $     -      $       1    $      13
 Contribution of assets to an equity affiliate                               26          -            -
 Acquisition of assets  -  stock issued                                      11          -            -
                        -  debt issued                                       58          -            -

 Debt attributed to the Delhi Group                                         -            -           (117)
 Capital lease obligations                                                  -            -              2
- ----------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
8. OTHER ITEMS

(In millions)                                                            1994       1993         1992
- -------------------------------------------------------------------------------------------------------
OTHER INCOME (LOSS):
 Gain on disposal of assets                                          $  175 (a)   $   34 (b)   $    1
 Income from affiliates - equity method                                   4            9           13
 Income (loss) from Retained Interest in the Delhi Group                (10)(c)        4            1
 Other income (loss)                                                      8           (1)         (22)
                                                                     ------       ------       ------
      Total                                                          $  177       $   46       $   (7)
- -------------------------------------------------------------------------------------------------------
INTEREST AND OTHER FINANCIAL INCOME(d):
 Interest income                                                     $   10       $   11       $   11
 Other                                                                    5           11          199 (e)
                                                                     ------       ------       ------
      Total                                                              15           22          210
                                                                     ------       ------       ------
INTEREST AND OTHER FINANCIAL COSTS(d):
 Interest incurred                                                     (305)        (315)        (290)
 Less interest capitalized                                               50           97           68
                                                                     ------       ------       ------
      Net interest                                                     (255)        (218)        (222)
 Interest on litigation                                                 -             (6)         (15)
 Interest on tax issues                                                  24 (f)      (25)         (21)
 Financial cost on preferred stock of subsidiary                        (13)          -            -
 Amortization of discounts                                              (32)         (26)         (29)
 Expenses on sales of accounts receivable (Note 18, page M-18)          (19)         (14)         (16)
 Other                                                                   (5)          (3)          (3)
                                                                     ------       ------       ------
      Total                                                            (300)        (292)        (306)
                                                                     ------       ------       ------
NET INTEREST AND OTHER FINANCIAL COSTS(d)                            $ (285)      $ (270)      $  (96)
- -------------------------------------------------------------------------------------------------------

(a) Gains resulted primarily from the sale of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties.
(b) Gains resulted primarily from the sale of two product tug/barge units and the sale of assets of a convenience store wholesale distributor subsidiary.
(c) Delhi Group's loss included restructuring charges.
(d) See Note 3, page M-9, for discussion of USX net interest and other financial costs attributable to the Marathon Group.
(e) Included a $177 million favorable adjustment related to interest income from a refund of prior years' production taxes.
(f) Included a $34 million favorable adjustment related to interest and other financial costs from the settlement of various state tax issues.

- --------------------------------------------------------------------------------
9. PENSIONS

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

PENSION COST (CREDIT) - The defined benefit cost for major plans for 1994, 1993 and 1992 was determined assuming an expected long-term rate of return on plan assets of 9%, 10% and 11%, respectively.


(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Major plans:
 Cost of benefits earned during the period                           $      36    $      33    $      25
 Interest cost on projected benefit obligation
   (6.5% for 1994; 7% for 1993; and 8% for 1992)                            45           43           41
 Return on assets   -  actual return                                        (1)         (38)         (70)
                    -  deferred loss                                       (81)         (48)         (23)
 Net amortization of unrecognized gains                                     (5)          (5)          (6)
                                                                     ---------    ---------    ---------
      Total major plans                                                     (6)         (15)         (33)
Other plans                                                                  4            4            3
                                                                     ---------    ---------    ---------
      Total periodic pension credit                                         (2)         (11)         (30)
Curtailment loss(a)                                                          4         -            -
                                                                     ---------    ---------    ---------
      Total pension cost (credit)                                    $       2    $     (11)   $     (30)
- --------------------------------------------------------------------------------------------------------

(a)The curtailment loss resulted from a work force reduction program.

FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 8% and 6.5% at December 31, 1994, and December 31, 1993, respectively. The assumed rate of future increases in compensation levels was 5% at both year-ends.

(In millions)                                                 December 31             1994         1993
- --------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Projected benefit obligation(b)                                                   $    (542)   $    (709)
Plan assets at fair market value(c)                                                     761          896
                                                                                  ---------    ---------
   Assets in excess of projected benefit obligation(d)                                  219          187
 Unrecognized net gain from transition                                                  (57)         (74)
 Unrecognized prior service cost                                                          9           10
 Unrecognized net loss                                                                   73          125
 Additional minimum liability                                                            (1)          (4)
                                                                                  ---------    ---------
      Net pension asset included in balance sheet                                 $     243    $     244
- --------------------------------------------------------------------------------------------------------
(b) Projected benefit obligation includes:
      Vested benefit obligation                                                   $     368    $     468
      Accumulated benefit obligation (ABO)                                              416          537
(c) Types of assets held:
      Stocks of other corporations                                                       66%          71%
      U.S. Government securities                                                         14%          10%
      Corporate debt instruments and other                                               20%          19%
(d) Includes several small plans that have ABOs in excess of plan assets:
      Projected benefit obligation (PBO)                                                (45)         (51)
      Plan assets                                                                        11           17
                                                                                  ---------    ---------
       PBO in excess of plan assets                                               $     (34)   $     (34)
- --------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1994, 1993 and 1992 was determined assuming a discount rate of 6.5%, 7% and 8%, respectively.

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Cost of benefits earned during the period                            $      10    $      10    $       8
Interest on APBO                                                            20           23           19
Amortization of unrecognized (gains) losses                                 (3)           2         -
                                                                     ---------    ---------    ---------
      Total periodic postretirement benefit cost                            27           35           27
Curtailment gain(a)                                                         (4)        -            -
                                                                     ---------    ---------    ---------
      Total postretirement benefit cost                              $      23    $      35    $      27
- --------------------------------------------------------------------------------------------------------

(a)   The curtailment gain resulted from a workforce reduction program.

OBLIGATIONS - The following table sets forth the plans' obligations and the amounts reported in the Marathon Group's balance sheet:

(In millions)                                                 December 31             1994         1993
- --------------------------------------------------------------------------------------------------------
Reconciliation of APBO to reported amounts:
APBO attributable to:
 Retirees                                                                            $ (159)      $ (144)
 Fully eligible plan participants                                                       (42)         (55)
 Other active plan participants                                                         (80)        (120)
                                                                                     ------       ------
      Total APBO                                                                       (281)        (319)
 Unrecognized net loss                                                                   19           58
 Unamortized prior service cost                                                         (28)         (20)
                                                                                     ------       ------
      Accrued liability included in balance sheet                                    $ (290)      $ (281)
- --------------------------------------------------------------------------------------------------------

     The assumed discount rate used to measure the APBO was 8% and 6.5% at December 31, 1994, and December 31, 1993, respectively. The assumed rate of future increases in compensation levels was 5.0% at both year ends. The weighted average health care cost trend rate in 1995 is approximately 7%, gradually declining to an ultimate rate in 1999 of approximately 5.5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1994 net periodic postretirement benefit cost by $6 million and would have increased the APBO as of December 31, 1994, by $37 million.

- -------------------------------------------------------------------------------
11. INCOME TAXES

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

     Provisions (credits) for estimated income taxes:

                                1994                            1993                          1992
                   ----------------------------     ---------------------------     --------------------------
(In millions)       CURRENT   DEFERRED    TOTAL      Current   Deferred   Total     Current   Deferred   Total
- --------------------------------------------------------------------------------------------------------------
Federal             $  29    $  106    $   135       $  38     $(162)    $(124)      $   62    $ (5)     $  57
State and local        (2)       (1)        (3)          9       (18)       (9)           7      (5)         2
Foreign                12        11         23          20        64        84           21      12         33
                    -----    ------    -------       -----     -----     -----       -----    -----     ------
      Total         $  39    $  116    $   155       $  67     $(116)    $ (49)      $   90    $  2      $  92
- --------------------------------------------------------------------------------------------------------------

     In 1993, the cumulative effects of the changes in accounting principles for postemployment benefits and for retrospectively rated insurance contracts included deferred tax benefits of $10 million and $3 million, respectively (Note 2, page M-8). In 1992, the cumulative effect of the change in accounting principle for other postretirement benefits included a deferred tax benefit of $86 million (Note 10, page M-14).

     Reconciliation of federal statutory tax rate (35% in 1994 and 1993, and 34% in 1992) to total provisions (credits):

(In millions)                                                            1994         1993         1992
- ---------------------------------------------------------------------------------------------------------
Statutory rate applied to income before tax                          $     166    $     (19)   $      68
Remeasurement of deferred income tax liabilities for
 statutory rate increase as of January 1, 1993                           -               40        -
Foreign income taxes after federal income tax benefit(a)                    11           (9)          22
State income taxes after federal income tax benefit(b)                      (2)          (6)           1
Sale of investments in subsidiaries                                      -               (6)       -
Liquidation of investment in subsidiary                                  -              (17)       -
Federal income tax effect on earnings of foreign subsidiaries                2            3            7
Adjustment of prior years' tax                                           -              (13)           1
Adjustment of prior years' valuation allowances                            (24)         (22)       -
Effect of Retained Interest                                                  4           (1)       -
Other                                                                       (2)           1           (7)
                                                                     ---------    ---------    ---------
      Total provisions (credits)                                     $     155    $     (49)   $      92
- ---------------------------------------------------------------------------------------------------------

(a)Included incremental deferred tax benefit of $64 million in 1993 resulting from USX's ability to credit, rather than deduct, certain foreign income taxes for federal income tax purposes when paid in future periods.
(b)Included favorable effects in 1994 resulting from the settlement of various state tax issues. Deferred tax assets and liabilities resulted from the following:


(In millions)                                                 December 31             1994         1993
- ---------------------------------------------------------------------------------------------------------
Deferred tax assets:
 State tax loss carryforwards (expiring in 1995 through 2009)                     $      36    $      23
 Foreign tax loss carryforwards (portion of which expire in 2000 through 2009)          545          475
 Minimum tax credit carryforwards                                                       235          239
 Employee benefits                                                                      144          137
 Federal benefit for state and foreign deferred tax liabilities                         197          186
 Contingency and other accruals                                                         104          158
 Other                                                                                   40           41
 Valuation allowances                                                                  (150)        (119)
                                                                                  ---------    ---------
      Total deferred tax assets                                                       1,151        1,140
                                                                                  ---------    ---------
Deferred tax liabilities:
 Property, plant and equipment                                                        2,114        2,036
 Inventory                                                                              202          142
 Prepaid pensions                                                                       110          112
 Other                                                                                  110          110
                                                                                  ---------    ---------
      Total deferred tax liabilities                                                  2,536        2,400
                                                                                  ---------    ---------
      Net deferred tax liabilities                                                $   1,385    $   1,260
- ---------------------------------------------------------------------------------------------------------

     The consolidated tax returns of USX for the years 1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

     Pretax income (loss) included $14 million, $(55) million and $54 million attributable to foreign sources in 1994, 1993 and 1992, respectively.

- --------------------------------------------------------------------------------
12. RESTRUCTURING CHARGES

In 1992, the write-down of assets related to the planned disposition of nonstrategic domestic exploration and production properties resulted in a $115 million charge. The disposal of these assets was completed in 1993.

- --------------------------------------------------------------------------------
13. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

(In millions)                                                 December 31           1994         1993
- --------------------------------------------------------------------------------------------------------
Receivables due after one year                                                    $      14    $      12
Forward currency contracts                                                               51           35
Equity method investments                                                               117           97
Retained Interest in the Delhi Group                                                     55           69
Libyan investment (Note 26, page M-21)                                                  107          108
Cost method companies                                                                    30           28
Other                                                                                     2            3
                                                                                  ---------    ---------
      Total                                                                       $     376    $     352
- --------------------------------------------------------------------------------------------------------

     The following financial information summarizes the Marathon Group's share of investments accounted for by the equity method, except for the Retained Interest in the Delhi Group:

(In millions)                                                          1994         1993         1992
- ---------------------------------------------------------------------------------------------------------
Income data - year:
 Sales                                                               $      91    $     115    $      171
 Operating income                                                           33           34            51
 Net income                                                                  4            9            13
- ---------------------------------------------------------------------------------------------------------
Dividends and partnership distributions                              $      10    $      15    $       26
- ---------------------------------------------------------------------------------------------------------
Balance sheet data - December 31:

 Current assets                                                      $      26    $      30
 Noncurrent assets                                                         368          334
 Current liabilities                                                        37           43
 Noncurrent liabilities                                                    240          224
- ---------------------------------------------------------------------------------------------------------

     Marathon Group purchases from equity affiliates totaled $71 million, $77 million and $75 million in 1994, 1993 and 1992, respectively. Marathon Group sales to equity affiliates totaled $1 million, $21 million and $34 million in 1994, 1993 and 1992, respectively.

     The following financial information summarizes the Marathon Group's Retained Interest of 33% in the Delhi Group which is accounted for using the principles of equity accounting (Note 3, page M-9):

(In millions)                                                          1994          1993         1992(a)
- ----------------------------------------------------------------------------------------------------------
Income data - year:
 Sales                                                               $     185      $      180   $      49
 Operating income (loss)                                                   (12)             12           3
 Net income (loss)                                                         (10)(b)           4           1
- ----------------------------------------------------------------------------------------------------------
Distributions from Retained Interest                                 $       1      $        1   $      -
- ----------------------------------------------------------------------------------------------------------
Balance sheet data - December 31:
 Current assets                                                      $       8      $       14
 Noncurrent assets                                                         161             181
 Current liabilities                                                        29              34
 Noncurrent liabilities                                                     85              92
- ----------------------------------------------------------------------------------------------------------

(a) For period from October 2, 1992 to December 31, 1992.
(b) Delhi Group's loss included restructuring charges of $40 million.

- -------------------------------------------------------------------------------
14. INTERGROUP TRANSACTIONS

SALES AND PURCHASES - Marathon Group sales to the U. S. Steel Group totaled $2 million, $10 million and $16 million in 1994, 1993 and 1992, respectively. Marathon Group sales to the Delhi Group totaled $42 million in 1994, $30 million in 1993 and $8 million from October 2 through December 31, 1992. Marathon Group purchases from the Delhi Group totaled $4 million in both 1994 and 1993 and $2 million from October 2 through December 31, 1992. These transactions were conducted on an arm's-length basis. See Note 18, page M-18 for purchases of Delhi Group accounts receivable.

PAYABLE TO THE OTHER GROUPS - These amounts represent payables for income taxes determined in accordance with the tax allocation policy described in Note 3, page M-9. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.

- -------------------------------------------------------------------------------
15. LEASES

Future minimum commitments for capital leases and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                  Capital       Operating
(In millions)                                                                      Leases         Leases
- ----------------------------------------------------------------------------------------------------------
1995                                                                               $     2       $    96
1996                                                                                     2            81
1997                                                                                     1            75
1998                                                                                     2           155
1999                                                                                     2            32
Later years                                                                             34           244
Sublease rentals                                                                       -             (14)
                                                                                   -------       -------
      Total minimum lease payments                                                      43       $   669
                                                                                                 =======
Less imputed interest costs                                                             18
                                                                                   -------
      Present value of net minimum lease payments
       included in long-term debt                                                  $    25
- --------------------------------------------------------------------------------------------------------

     Operating lease rental expense:

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Minimum rental                                                        $    105      $    97       $  111
Contingent rental                                                           10            9           10
Sublease rentals                                                            (5)          (6)          (7)
                                                                      --------      -------       ------
      Net rental expense                                              $    110      $   100       $  114
- --------------------------------------------------------------------------------------------------------

     The Marathon Group leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $116 million may be declared immediately due and payable.

- -------------------------------------------------------------------------------
16. PROPERTY, PLANT AND EQUIPMENT

(In millions)                                                 December 31             1994         1993
- --------------------------------------------------------------------------------------------------------
Production                                                                        $  12,774    $  12,659
Refining                                                                              1,502        1,427
Marketing                                                                             1,168        1,096
Transportation                                                                          500          497
Other                                                                                   217          212
                                                                                  ---------    ---------
      Total                                                                          16,161       15,891
Less accumulated depreciation, depletion and amortization                             7,797        7,463
                                                                                  ---------    ---------
      Net                                                                         $   8,364    $   8,428
- ----------------------------------------------------------------------------------------------------------

     Property, plant and equipment included gross assets acquired under capital leases of $39 million at both year ends; related amounts included in accumulated depreciation, depletion and amortization were $33 million and $32 million, respectively.

- -------------------------------------------------------------------------------
17. INVENTORIES

(In millions)                                                 December 31             1994         1993
- ----------------------------------------------------------------------------------------------------------
Crude oil and natural gas liquids                                                 $      516   $      522
Refined products and merchandise                                                         801          796
Supplies and sundry items                                                                 99          108
                                                                                  ----------    ---------
      Total (at cost)                                                                  1,416        1,426
Less inventory market valuation reserve                                                  279          439
                                                                                  ----------    ---------
      Net inventory carrying value                                                $    1,137   $      987
- ----------------------------------------------------------------------------------------------------------

     Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 90% and 87% of total inventory value at December 31, 1994, and December 31, 1993, respectively.

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in charges (credits) to operating income of $(160) million, $241 million and $(62) million in 1994, 1993 and 1992, respectively.

- -------------------------------------------------------------------------------
18. SALES OF RECEIVABLES

The Marathon Group has entered into an agreement, subject to limited recourse, to sell certain accounts receivable including accounts receivable purchased from the Delhi Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. Collections on sold accounts receivable will be forwarded to the buyers at the end of the agreement in 1995, in the event of earlier contract termination or if the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers. The balance of sold accounts receivable averaged $400 million, $400 million and $393 million for the years 1994, 1993 and 1992, respectively. At December 31, 1994, the balance of sold accounts receivable that had not been collected was $400 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $80 million. The Marathon Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the Marathon Group may be required to forward payments collected on sold accounts receivable to the buyers.

- -------------------------------------------------------------------------------
19. STOCKHOLDERS' EQUITY

(In millions, except per share data)                                     1994         1993         1992
- --------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
 Balance at beginning of year                                        $      78    $      78    $      80
 Attribution to the Delhi Group                                          -            -               (2)
                                                                     ---------    ---------    ---------
 Balance at end of year                                              $      78    $      78    $      78
- --------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY (Note 3, page M-9):
 Balance at beginning of year                                        $   3,032    $   3,257    $   3,215
 Net income (loss)                                                         321          (29)        (222)
 Marathon Stock issued                                                      11            1          609
 Marathon Stock repurchased                                                 -            (1)          (1)
 Equity adjustment - Delhi Stock(a)                                         -            -            13
 Dividends on preferred stock                                               (6)          (6)          (6)
 Dividends on Marathon Stock
   (per share: $.68 in 1994 and 1993;
     and $1.22 in 1992)                                                   (195)        (195)        (348)
 Foreign currency translation adjustments (Note 22, page M-19)              -            -            (4)
 Deferred compensation adjustments                                           1            3            2
 Other                                                                      (1)           2           (1)
                                                                     ---------    ---------    ---------
 Balance at end of year                                              $   3,163    $   3,032    $   3,257
- --------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           $   3,241    $   3,110    $   3,335
- --------------------------------------------------------------------------------------------------------

(a) Reflected the proceeds received from the sale of Delhi Stock to the public of $136 million, net of the Delhi Fraction multiplied by the USX common stockholders' equity of $191 million attributed to the Delhi Group as of October 2, 1992 (Note 3, page M-9).

- -------------------------------------------------------------------------------
20. DIVIDENDS

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

- --------------------------------------------------------------------------------
21. NET INCOME PER COMMON SHARE

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

- -------------------------------------------------------------------------------
22. FOREIGN CURRENCY TRANSLATION

Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1994, 1993 and 1992, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $(7) million, $1 million and $16 million. An analysis of changes in cumulative foreign currency translation adjustments follows:

(In millions)                                                            1994       1993         1992
- --------------------------------------------------------------------------------------------------------
Cumulative foreign currency translation adjustments at January 1      $     (6)    $     (6)    $     (2)
Aggregate adjustments for the year:
 Foreign currency translation adjustments                                -            -               (4)
                                                                      --------     --------     --------
Cumulative foreign currency adjustments at December 31                $     (6)    $     (6)    $     (6)
- --------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
23. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

USX Stock Plans and Stockholder Rights Plan are discussed in Note 19, page U-23, and Note 23, page U-25, respectively, to the USX consolidated financial statements.

- --------------------------------------------------------------------------------
24. DERIVATIVE FINANCIAL INSTRUMENTS

The Marathon Group uses derivative financial instruments, such as OTC commodity swaps, to hedge exposure to price fluctuations relevant to the anticipated purchase or production and sale of crude oil, natural gas and refined products. The Marathon Group also uses exchange-traded commodity contracts as a part of its overall hedging activities. The use of derivative instruments helps to protect against adverse market price changes for products sold and volatility in raw material costs.

     The Marathon Group uses forward currency contracts to reduce exposure to currency price fluctuations when transactions require settlement in a foreign currency (principally U.K. pound and Irish punt) rather than U. S. dollars. USX has used forward currency contracts to hedge debt denominated in Swiss francs and European currency units, a portion of which has been attributed to the Marathon Group.

    The Marathon Group remains at risk for possible changes in the market value of the hedging instrument; however, such risk should be mitigated by price changes in the underlying hedged item. The Marathon Group is also exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.

The following table sets forth quantitative information by class of derivative financial instrument:

                                                       FAIR             CARRYING     RECORDED
                                                       VALUE             AMOUNT      DEFERRED    AGGREGATE
                                                      ASSETS             ASSETS       GAIN OR    CONTRACT
(In millions)                                      (LIABILITIES)(a)   (LIABILITIES)   (LOSS)      VALUES(b)
- -----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994:
 OTC commodity swaps(c)                                 $   10  (d)     $ -           $     1     $  184
 Forward currency contracts:
          -  receivable                                 $   62          $   59        $  -        $  158
          -  payable                                        (3)             (2)            (2)        27
                                                        ------          ------        -------     ------
             Total currencies                           $   59          $   57        $    (2)    $  185
- ----------------------------------------------------------------------------------------------------------
December 31, 1993:
 OTC commodity swaps                                    $   (3)         $ -           $  -        $   44
 OTC commodity options                                    -               -              -             4
                                                        ------          ------        ------      ------
    Total commodities                                   $   (3)         $ -           $  -        $   48
                                                        ======          ======        ======      ======
 Forward currency contracts:
          -  receivable                                 $   38          $   35        $  -        $  188
          -  payable                                       (11)             (8)           (7)         38
                                                        ------          ------        ------      ------
             Total currencies                           $   27          $   27        $   (7)     $  226
- ----------------------------------------------------------------------------------------------------------

(a) The fair value amounts are based on exchange-traded index prices and dealer quotes.
(b) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
(c) The OTC swap arrangements vary in duration with certain contracts extending into early 1997.
(d) The fair value amount includes fair value assets of $11 million and fair value liabilities of $(1) million.

- --------------------------------------------------------------------------------
25. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. As described in Note 3, page M-9, the Marathon Group's specifically attributed financial instruments and the Marathon Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                    1994                     1993
                                                              -------------------    -------------------
                                                              CARRYING     FAIR      Carrying      Fair
(In millions)                    December 31                   AMOUNT      VALUE      Amount       Value
- --------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
 Cash and cash equivalents                                   $     28    $     28    $    185   $    185
 Receivables                                                      423         423         304        304
 Long-term receivables and other investments                       44          79          42         75
                                                             --------    --------    --------   --------
       Total financial assets                                $    495    $    530    $    531   $    564
                                                             ========    ========    ========   ========
FINANCIAL LIABILITIES:
 Notes payable                                               $      1    $      1    $      1   $      1
 Accounts payable                                               1,129       1,129       1,085      1,085
 Accrued interest                                                  95          95         106        106
 Long-term debt (including amounts due within one year)         4,013       3,883       4,272      4,389
                                                             --------    --------    --------   --------
       Total financial liabilities                           $  5,238    $  5,108    $  5,464   $  5,581
- --------------------------------------------------------------------------------------------------------

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

     In addition to certain derivative financial instruments disclosed in Note 24, page M-19, the Marathon Group's unrecognized financial instruments consist of accounts receivables sold subject to limited recourse and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 18, page M-18. For details relating to financial guarantees see Note 26, page M-21.

- --------------------------------------------------------------------------------
26. CONTINGENCIES AND COMMITMENTS

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

ENVIRONMENTAL MATTERS  -

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1994, and December 31, 1993, accrued liabilities for remediation totaled $45 million and $35 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1994 and 1993, such capital expenditures totaled $70 million and $123 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At December 31, 1994, and December 31, 1993, accrued liabilities for platform abandonment and dismantlement totaled $127 million and $126 million, respectively.

LIBYAN OPERATIONS  -

     By reason of Executive Orders and related regulations under which the U.S. Government is continuing economic sanctions against Libya, the Marathon Group was required to discontinue performing its Libyan petroleum contracts on June 30, 1986. In June 1989, the Department of the Treasury authorized the Marathon Group to resume performing under those contracts. Pursuant to that authorization, the Marathon Group has engaged the Libyan National Oil Company and the Secretary of Petroleum in continuing negotiations to determine when and on what basis they are willing to allow the Marathon Group to resume realizing revenue from the Marathon Group's investment of $107 million in Libya. The Marathon Group is uncertain when these negotiations can be completed.

GUARANTEES  -

     Guarantees by USX of the liabilities of affiliated and other entities of the Marathon Group totaled $19 million and $18 million at December 31, 1994, and December 31, 1993, respectively.

     At December 31, 1994, and December 31, 1993, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $197 million and $206 million, respectively. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

COMMITMENTS  -

     At December 31, 1994, and December 31, 1993, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $158 million and $284 million, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        1994                                             1993
                                   --------------------------------------------    ----------------------------------------------
(IN MILLIONS,
EXCEPT PER SHARE DATA)             4TH QTR.     3RD QTR.   2ND QTR.    1ST QTR.    4th Qtr.    3rd Qtr.     2nd Qtr.   1st Qtr.
- ---------------------------------------------------------------------------------------------------------------------------------
Sales                              $3,408      $3,497      $3,105      $2,747      $2,922      $2,983      $3,103      $2,954
Operating income (loss)                85         117         156         226        (115)         84          94         106
 Operating costs include:
 Inventory market valuation
  charges (credits)                    (2)         63         (93)       (128)        187          30          47         (23)
Total income (loss) before
  cumulative effect of changes
  in accounting principles             37         102          72         110         (88)         30          21          31
NET INCOME (LOSS)                      37         102          72         110         (88)         30          21           8
- ---------------------------------------------------------------------------------------------------------------------------------
MARATHON STOCK DATA:
Total income (loss) before
 cumulative effect of
 changes in accounting
 principles applicable to
  Marathon Stock                   $   35      $  101      $   70      $  109      $  (90)     $   29      $   20      $   29
  - Per share: primary and
               fully diluted          .12         .35         .25         .38        (.31)        .10         .07         .10
Dividends paid per share              .17         .17         .17         .17         .17         .17         .17         .17
Price range of Marathon Stock(a)
 -  Low                                16-3/8      16-3/4      15-5/8      16-3/8      16-3/8      16-1/2      16-5/8      16-3/8
 -  High                               19-1/8      18-3/8      18          18-5/8      20-5/8      20-3/8      20-1/8      20-3/8
- ---------------------------------------------------------------------------------------------------------------------------------

(a) Composite tape.

PRINCIPAL UNCONSOLIDATED AFFILIATES (UNAUDITED)

               Company                                  Country            % Ownership(a)                    Activity
- ----------------------------------------------------------------------------------------------------------------------------------
CLAM Petroleum Company                               Netherlands                 50%                 Oil & Gas Production
Kenai LNG Corporation                                United States               30%                 Natural Gas Liquification
LOCAP INC.                                           United States               37%                 Pipeline & Storage Facilities
LOOP INC.                                            United States               32%                 Offshore Oil Port
Sakhalin Energy Investment Company Limited           Russia                      30%                 Oil & Gas Exploration
- ----------------------------------------------------------------------------------------------------------------------------------

(a) Economic interest as of December 31, 1994.

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-31 through U-34.

FIVE-YEAR OPERATING SUMMARY

                                                                    1994       1993       1992     1991      1990
- -------------------------------------------------------------------------------------------------------------------
NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels per day)
 United States                                                       110        111        118       127        126
 International   -  Europe                                            48         26         36        44         56
                 -  Other                                             14         19         20        24         15
                                                                  -------------------------------------------------
                Total Worldwide                                      172        156        174       195        197
- -------------------------------------------------------------------------------------------------------------------
NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
 United States                                                       574        529        593       689        790
 International   -  Europe                                           382        356        326       336        324
                 -  Other                                             18         17         12     -          -
                                                                  -------------------------------------------------
   Total Consolidated                                                974        902        931     1,025      1,114
 Equity production - CLAM Petroleum Co.                               40         35         41        49         47
                                                                  -------------------------------------------------
                Total Worldwide                                    1,014        937        972     1,074      1,161
- -------------------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
 Liquid Hydrocarbons (dollars per barrel)
   United States                                                  $13.53     $14.54     $16.47     $17.43    $20.67
   International                                                   15.61      16.22      18.95      19.38     23.77
 Natural Gas (dollars per thousand cubic feet)
   United States                                                  $ 1.94     $ 1.94     $ 1.60     $ 1.57    $ 1.61
   International                                                    1.58       1.52       1.77       2.18      1.82
- -------------------------------------------------------------------------------------------------------------------
NET PROVED RESERVES - YEAR-END
 Liquid Hydrocarbons (millions of barrels)
   Beginning of year                                                 842        848        868       846        764
   Extensions, discoveries and other additions                        13         21         27        58        140
   Improved recovery                                                   6         24         12        27          6
   Revisions of previous estimates                                    (6)         4          5        10         12
   Net purchase (sale) of reserves in place                            2          2         (3)       (3)        (6)
   Production                                                        (62)       (57)       (61)      (70)       (70)
                                                                  -------------------------------------------------
                Total                                                795        842        848       868        846
- -------------------------------------------------------------------------------------------------------------------
 Natural Gas (billions of cubic feet)
   Beginning of year                                               3,748      3,866      4,077     4,265      4,281
   Extensions, discoveries and other additions                       303        248        147       167        691
   Improved recovery                                                -            33          6         6          2
   Revisions of previous estimates                                    (7)       (23)        58        24        (54)
   Net purchase (sale) of reserves in place                          (45)       (59)       (84)      (22)      (255)
   Production                                                       (345)      (317)      (338)     (363)      (400)
                                                                  -------------------------------------------------
                Total                                              3,654      3,748      3,866     4,077      4,265
- -------------------------------------------------------------------------------------------------------------------
U.S. REFINERY OPERATIONS (thousands of barrels per day)
 In-use crude oil capacity - year-end                                570(a)     570(a)     620       620        603
 Refinery runs   -  crude oil refined                                491        549        546       542        567
                 -  other charge and blend stocks                    107        102         79        85         75
 % in-use capacity utilization                                      86.0       90.4       88.1      87.5       94.1
- -------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT SALES (thousands of barrels per day)
 Gasoline                                                            443        420        404       403        395
 Distillates                                                         183        179        169       173        173
 Propane                                                              16         18         19        17         17
 Feedstocks and special products                                      32         32         39        37         31
 Heavy fuel oil                                                       38         39         39        44         34
 Asphalt                                                              31         38         37        35         39
                                                                  -------------------------------------------------
                Total                                                743        726        707       709        689
- -------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT MARKETING OUTLETS - YEAR-END
 Marathon operated terminals                                          51         51         52        53         53
 Retail   -  Marathon brand                                        2,356      2,331      2,290     2,106      2,132
          -  Emro Marketing Company                                1,659      1,571      1,549     1,596      1,673
- -------------------------------------------------------------------------------------------------------------------

(a) Excludes the Indianapolis Refinery which was temporarily idled in October 1993.

THE MARATHON GROUP
Management's Discussion And Analysis

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the Marathon Group's Financial Statements and Notes to Financial Statements.

     Prior to October 2, 1992, the Marathon Group also included the businesses of Delhi Gas Pipeline Corporation and certain other USX subsidiaries engaged in the purchasing, gathering, processing, transporting and marketing of natural gas which are now included in the Delhi Group. The Marathon Group financial data for the periods prior to October 2, 1992, include the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group. Beginning October 2, 1992, the financial statements of the Marathon Group do not include the financial position, results of operations and cash flows for the businesses of the Delhi Group except for the financial effects of the Retained Interest. See Note 3 to the Marathon Group Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

     SALES increased $795 million in 1994 from 1993, following an $820 million decrease in 1993 from 1992. The increase in 1994 from 1993 was mainly due to higher excise taxes and higher volumes of worldwide liquid hydrocarbons and refined product matching buy/sell transactions, partially offset by lower worldwide liquid hydrocarbon prices. The 1993 decline primarily reflected lower worldwide liquid hydrocarbon volumes and prices, lower refined product prices and the absence of sales from the Delhi Group. These decreases were partially offset by increased excise taxes and higher refined product sales volumes, excluding matching buy/sell transactions. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes in 1994 and 1993 largely resulting from the fourth quarter 1993 increase in the federal excise tax rate and a change in the collection point on distillates from third-party locations to Marathon's terminals.

     OPERATING INCOME increased $415 million in 1994, following a $135 million decline in 1993 from 1992. Results included a $160 million favorable effect in 1994, a $241 million unfavorable effect in 1993 and a $62 million favorable effect in 1992 for noncash adjustments to the inventory market valuation reserve. The 1992 results also included a favorable impact of $119 million for the settlement of a tax refund claim related to prior years' production taxes, partially offset by a $115 million charge related to the planned disposition of certain domestic exploration and production properties. Excluding the effects of these items, operating income increased $14 million in 1994 from 1993, following an increase of $172 million in 1993 from 1992. The increase in 1994 was primarily due to reduced worldwide operating expenses and higher international liquid hydrocarbon and worldwide natural gas volumes, predominantly offset by lower refined product margins, lower liquid hydrocarbon volumes and $42 million of employee reorganization charges. The increase in 1993 was mainly due to increased refined product margins and domestic natural gas prices, partially offset by lower worldwide liquid hydrocarbon prices and volumes.

     OTHER INCOME was $177 million in 1994, compared with income of $46 million in 1993 and a loss of $7 million in 1992. The increase in 1994 mainly resulted from a gain on the sale of the assets of a retail propane marketing subsidiary. In addition to the absence of a $19 million impairment of an investment recorded in 1992, other income in 1993 increased primarily due to gains from disposal of assets totaling $34 million, which mainly reflected the sale of assets of a convenience store wholesale distributor, two tug/barge units and various domestic oil and gas production properties.

Management's Discussion and Analysis continued


     INTEREST AND OTHER FINANCIAL INCOME was $15 million in 1994, compared with $22 million in 1993 and $210 million in 1992. The 1992 amount included $177 million of interest income resulting from the settlement of a tax refund claim related to prior years' production taxes.

     INTEREST AND OTHER FINANCIAL COSTS were $300 million in 1994, compared with $292 million in 1993 and $306 million in 1992. The 1994 amount included a $34 million favorable effect resulting from settlement of various state tax issues. Excluding the effect of this item, the increase in 1994 was primarily due to lower capitalized interest resulting from the completion of the East Brae platform and SAGE system in the United Kingdom ("U.K.") sector of the North Sea. The decrease in 1993 from 1992 mainly reflected higher capitalized interest for international projects, predominantly offset by higher interest costs related to increased levels of debt.

     Interest and other financial costs in 1995 are expected to increase by approximately $35 million because of lower capitalized interest due to the completion of the aforementioned international projects.

     THE PROVISION FOR ESTIMATED INCOME TAXES in 1994 was $155 million, compared to a credit of $49 million in 1993 and a provision of $92 million in 1992. The 1994 income tax provision included a $24 million credit for the reversal of a valuation allowance related to deferred tax assets. The 1993 income tax credit included an incremental deferred tax benefit of $64 million resulting from USX's ability to elect to credit, rather than deduct, certain foreign income taxes for U.S. federal income tax purposes when paid in future years. The anticipated use of the U.S. foreign tax credit reflected the Marathon Group's improving international production profile. The 1993 income tax credit also included a $40 million charge associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax assets and liabilities as of January 1, 1993.

     NET INCOME of $321 million was recorded in 1994, compared with a net loss of $29 million in 1993 and a net loss of $222 million in 1992. Excluding the unfavorable cumulative effect of changes in accounting principles, which totaled $23 million and $331 million in 1993 and 1992, respectively, net income increased $327 million in 1994 from 1993, compared with a decrease of $115 million in 1993 from 1992. The changes in net income primarily reflect the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     CURRENT ASSETS increased $165 million from year-end 1993 primarily due to higher inventories and receivables, partially offset by a decrease in cash and cash equivalents. The increase in inventories was mainly due to an increase in inventory values, which reflected a $160 million decrease in the inventory market valuation reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. Subsequent changes to the inventory market valuation reserve are dependent upon changes in future crude oil and refined product price levels and inventory turnover. The increase in accounts receivable primarily resulted from higher sales of refined products and crude oil. The $157 million decrease in cash balances mainly reflects cash applied to debt reduction.

     CURRENT LIABILITIES increased $69 million in 1994, mostly due to increases in deferred income tax liabilities and accounts payable, partially offset by a decrease in accrued taxes. The increase in deferred income tax liabilities is mainly attributable to the federal tax impact of the settlement of various state tax issues and the decrease in the inventory market valuation reserve. The decrease in accrued taxes primarily reflected the settlements of various state tax issues.

     TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1994, was $4.0 billion. The $259 million decrease from year-end 1993 reflected, in part, a reduction of cash and cash equivalent balances. The remaining decrease primarily resulted from other financing activities. The amount of total long-term debt, as well as the amount shown as notes payable, principally represented the

Management's Discussion and Analysis continued


Marathon Group's portion of USX debt attributed to all three groups. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX. For a discussion of financial obligations, see Management's Discussion and Analysis of Cash Flows below.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

     THE MARATHON GROUP'S NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled $719 million in 1994, compared with $827 million in 1993 and $995 million in 1992. The 1994 amount reflected payments of $123 million related to the settlement of various state tax issues. Excluding this item, net cash provided from operating activities increased $15 million from 1993. Cash flows in 1992 included $296 million associated with the refund of prior years' production taxes. Excluding the impact of this item, net cash provided from operating activities in 1993 improved $128 million mainly due to the impact of improved refined product margins on operating results.

     CAPITAL EXPENDITURES were $753 million in 1994, down $157 million from 1993, following a $283 million decrease from 1992. The decrease in 1994 was largely due to the substantial completion of the East Brae Field and SAGE system in the U.K. and the distillate hydrotreater complex at the Robinson, Illinois refinery. Contract commitments for capital expenditures at year-end 1994 were $158 million, compared with $284 million at year-end 1993.

     In addition to the capital expenditures discussed above, the Marathon Group's noncash investment activities during 1994 included the issuance of $58 million of debt instruments and $11 million (619,168 shares) of USX - Marathon Group Common Stock ("Marathon Stock") related to acquisitions of 89 gasoline outlets/convenience stores from independent petroleum retailers.

     Capital expenditures in 1995 are expected to remain at approximately the same level as 1994 at $750 million.

     CASH FROM DISPOSAL OF ASSETS was $263 million in 1994, compared with $174 million in 1993 and $77 million in 1992. The 1994 proceeds mainly resulted from the sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties. The 1993 proceeds primarily reflected the sale/leaseback of interests in two LNG tankers and the sales of various domestic oil and gas production properties, assets of a convenience store wholesale distributor and two tug/barge units. No individually significant sales transactions occurred in 1992.

     FINANCIAL OBLIGATIONS decreased $196 million, compared with an increase of $261 million in 1993, and a decrease of $426 million in 1992. The decrease in 1994 primarily reflected a reduction in cash and cash equivalent balances. These obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups as well as debt and production financing and other agreements that are specifically attributed to the Marathon Group. For a discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     MARATHON STOCK ISSUED, net of repurchases, totaled $595 million in 1992, mainly reflecting the sale of 25,000,000 shares of Marathon Stock to the public for net proceeds of $541 million, which were reflected in their entirety in the Marathon Group financial statements.

     DIVIDEND PAYMENTS were $201 million in both 1994 and 1993 and $340 million in 1992. The $139 million decline in 1993 was primarily due to a decrease in the Marathon Stock dividend rate in the fourth quarter of 1992. The annualized rate of dividends per share for the Marathon Stock based on the most recently declared quarterly dividend is $.68.

Management's Discussion and Analysis continued

RATING AGENCY ACTIVITY

     In September 1993, Standard & Poor's Corp. lowered its ratings on USX's and Marathon's senior debt to below investment grade (from BBB- to BB+) and on USX's subordinated debt, preferred stock and commercial paper. In October 1993, Moody's Investors Services, Inc. ("Moody's") confirmed its Baa3 investment grade ratings on USX's and Marathon's senior debt. Moody's also confirmed its ratings on USX's subordinated debt and commercial paper, but lowered its ratings on USX's preferred stock from ba1 to ba2. The ratings described above remain unchanged.

HEDGING ACTIVITY

     The Marathon Group engages in hedging activities in the normal course of its business. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas and refined products. Forward currency contracts have been used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. The Marathon Group's hedging activities have not been significant in relation to its overall business activity. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the Marathon Group. See Notes 2 and 24 to the Marathon Group Financial Statements.

LIQUIDITY

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

     The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have increased primarily due to required refined product reformulation and process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil and refined products.

     Marathon Group environmental expenditures for each of the last three years were(a):

(Dollars in millions)                           1994          1993          1992
- --------------------------------------------------------------------------------
Capital                                        $  70         $ 123         $ 240
Compliance
 Operating & Maintenance                         106            92           109
 Remediation(b)                                   25            38            21
                                               -----         -----         -----
      Total                                    $ 201         $ 253         $ 370
- --------------------------------------------------------------------------------

(a) Estimated based on American Petroleum Institute survey guidelines.
(b) These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves.

Management's Discussion and Analysis continued


     The Marathon Group's environmental capital expenditures accounted for 9%, 14% and 20% of total capital expenditures in 1994, 1993 and 1992, respectively. The decline in environmental capital expenditures over the three-year period mainly reflected lower expenditures for the Marathon Group's multi-year capital spending program for diesel fuel desulfurization which began in 1990 and was substantially completed by the end of 1993.

     During 1992 through 1994, compliance expenditures represented 1% of the Marathon Group's total operating costs. Remediation spending during this period was primarily related to retail gasoline stations which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

     USX has been notified that it is a potentially responsible party ("PRP") at 17 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1994. In addition, there are 7 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 70 additional sites, excluding retail gasoline stations, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 26 to the Marathon Group Financial Statements.

     New or expanded environmental requirements, which could increase the Marathon Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to accurately predict the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the Marathon Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1995. The Marathon Group's capital expenditures for environmental controls are expected to be approximately $40 million in 1995. Predictions beyond 1995 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $45 million in 1996; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

Management's Discussion and Analysis continued

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The Marathon Group had operating income of $584 million in 1994, compared with $169 million in 1993 and $304 million in 1992. Excluding the effects of noncash adjustments to the inventory market valuation reserve and other items, operating income was $424 million in 1994, $410 million in 1993 and $238 million in 1992 (see Management's Discussion and Analysis of Income).

                            OPERATING INCOME (LOSS)

(Dollars in millions)                                  1994     1993      1992
- -------------------------------------------------------------------------------

Exploration and Production ("Upstream")

 Domestic                                             $ 151     $ 117     $ 123
 International                                           59       (37)       49
                                                      -----     -----     -----
      Total Exploration & Production                    210        80       172
Refining, Marketing & Transportation ("Downstream")     287       407       128
Gas Gathering and Processing                            --        --         21
Administrative *                                        (73)      (77)      (83)
Inventory Market Valuation Reserve Adjustment           160      (241)       62
Other Items                                             --        --          4
                                                      -----     -----     -----
      Total                                           $ 584     $ 169     $ 304
- -------------------------------------------------------------------------------

*Includes the portion of the Marathon Group's administrative costs not allocated to the operating components and the portion of USX corporate general and administrative costs allocated to the Marathon Group.

                       AVERAGE VOLUMES AND SELLING PRICES

                                                         1994    1993     1992
- ------------------------------------------------------------------------------
(thousands of barrels per day)

Net Liquids Production*       - U.S.                      110     111      118
                              - International              62      45       56
                                                         ----    ----     ----
                              - Total Consolidated        172     156      174
(millions of cubic feet per day)

Net Natural Gas Production      - U.S.                    574     529      593
                                - International           400     373      338
                                                         ----    ----     ----
                                - Total Consolidated      974     902      931
- ------------------------------------------------------------------------------
(dollars per barrel)

Liquid Hydrocarbons*            - U.S.                 $13.53  $14.54  $ 16.47
                                - International         15.61   16.22    18.95
(dollars per mcf)

Natural Gas                     - U.S.                 $ 1.94  $ 1.94  $  1.60
                                - International          1.58    1.52     1.77
- ------------------------------------------------------------------------------

*Includes Crude Oil, Condensate and Natural Gas Liquids.

     UPSTREAM operating income increased $130 million in 1994, following a $92 million decrease in 1993. The increase in 1994 primarily reflected reduced worldwide operating expenses, higher international liquid hydrocarbon volumes and worldwide natural gas volumes, partially offset by lower worldwide liquid hydrocarbon prices and employee reorganization charges. Operating income in 1992 included a $20 million gain recognized as a result of a settlement of a natural gas contract. Excluding this settlement, the decline in 1993 was mostly due to significant decreases in worldwide liquid hydrocarbon prices and volumes and lower international natural gas prices, partially offset by increased domestic natural gas prices.

Management's Discussion and Analysis continued


     Domestic upstream operating income in 1994 increased $34 million from 1993, following a $6 million decrease in 1993 from 1992. The increase in 1994 mainly reflected reduced operating expenses and higher natural gas volumes, partially offset by lower liquid hydrocarbon prices, higher dry well expenses and $18 million of employee reorganization charges. Excluding the previously mentioned contract settlement, the increase in 1993 was primarily due to increased natural gas prices and reduced dry well expenses, partially offset by reduced liquid hydrocarbon prices and volumes. In addition, operating income in 1993 reflected ongoing cost reduction efforts and reduced depletion expenses.

     International upstream operating income increased $96 million in 1994, following an $86 million decline in 1993. The increase in 1994 was mainly due to increased liquid hydrocarbon liftings, reduced operating and exploration expenses and increased natural gas volumes, partially offset by lower liquid hydrocarbon prices and $9 million of employee reorganization charges. The decrease in 1993 was primarily due to lower liquid hydrocarbon prices, reduced liftings primarily from the U.K. sector of the North Sea as a result of natural production declines, lower natural gas prices, and a $17 million charge for the relinquishment of Marathon's interest in the Arzanah Oil Field, Abu Dhabi. The decrease was partially offset by reduced pipeline and terminal expenses and reduced dry well expenses.

     In June 1994, Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), a joint venture company in which Marathon has a 30% interest, joined with representatives of the Russian Government in the signing of the Sakhalin II Production Sharing Contract ("PSC") for the development of the Lunskoye gas field and the Piltun-Astokhskoye oil field located offshore Sakhalin Island in the Russian Far East Region. Subsequent efforts during the year focused on working with the Russian Parliament to finalize legislation to ensure the stabilization of laws complementary to the Sakhalin II PSC. This is necessary before Sakhalin Energy commits to undertaking appraisal period activities, which include the finalizing of the development plan and efforts to secure natural gas liquid markets and financing arrangements.

     Marathon has a 24% working interest in the Heimdal Field located in the Norwegian North Sea. On June 11, 1994, Marathon issued notice of termination on the two original gas sales agreements entered into for the evacuation of Heimdal gas. Marathon issued notice of termination based upon low gas prices and high pipeline tariffs associated with the original contracts. Negotiations are ongoing to raise prices and lower tariffs for current and post-June 1996 sales. Unless otherwise agreed, the effective date of termination under the original gas sales agreements is June 11, 1996.

     DOWNSTREAM operating income decreased $120 million in 1994, after increasing $279 million in 1993. The decrease in 1994 was predominantly due to lower refined product margins from refining and wholesale marketing, and $14 million of employee reorganization charges. The increase in 1993 was primarily due to increased refined product margins from refining and wholesale marketing which nearly doubled from 1992 as a result of decreased crude oil costs and lower maintenance costs for refinery turnaround activities, partially offset by decreased refined product prices in 1993. Also contributing to the increase in operating income were higher margins from refined products and convenience store merchandise at Emro Marketing Company, a Marathon subsidiary. Downstream operating income in 1993 also included a $17 million charge for environmental remediation.

     In late 1993, Marathon temporarily idled its 50,000 barrels-per-day Indianapolis refinery to enhance the efficiency of downstream operations. Idling of the Indianapolis facility had no impact on Marathon's supply of transportation fuels to its various classes of trade in Indiana or the Midwest marketing area. The costs related to the idling did not have a material effect on Marathon's 1993 operating results. The status of the refinery is periodically reviewed. This includes consideration of economic as well as regulatory matters. As of February 28, 1995, the refinery remained temporarily idled.

Management's Discussion and Analysis continued


     On November 16, 1994, 239 employees at the Detroit refinery and terminal represented by the International Brotherhood of Teamsters ("Teamsters") went on strike. On March 4, 1995, these employees ratified a new five-year labor agreement expiring on February 1, 2000. During the strike, the refinery and terminal were operated by salaried personnel, so the strike had virtually no impact on refinery and terminal operations or on Marathon's supply of products to associated marketing areas.

OUTLOOK

     Worldwide liquid hydrocarbon volumes are expected to increase approximately 20% in 1995, primarily reflecting increased production from the East Brae Field, a full year of production from Ewing Bank 873 in the Gulf of Mexico and new production from the Kakap KRA and KG Fields, offshore Indonesia. Worldwide natural gas volumes are also expected to increase approximately 20% in 1995, resulting from a successful 1994 domestic drilling program and a full year of contractual Brae area gas sales, which commenced in October 1994. Contractual sales volumes of Brae area gas through the SAGE pipeline system for the fourth quarter of 1994 averaged approximately 80 million cubic feet per day, which was less than originally anticipated due to unseasonably warm weather in the U.K. In 1995, contractual gas sales volumes through the SAGE system should exceed the level experienced in the fourth quarter of 1994.

     The Marathon Group expects to realize annual cost structure reductions of approximately $80 million from work force reduction programs completed during 1994. These reductions will impact salary and related benefits expenses, capitalized costs and billings to joint venture partners.

     The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economic and political events.

     The Financial Accounting Standards Board intends to issue "Accounting for the Impairment of Long-Lived Assets" in the near future. This standard, which is expected to be effective for 1996, requires that operating assets be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down of operating assets, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX will be initiating an extensive review to implement the anticipated standard and, at this time, cannot provide an assessment of either the impact or the timing of adoption, although it is likely that the Marathon Group may be required to recognize certain charges upon adoption. Under current accounting policy, USX generally has only impaired property, plant and equipment under the provisions of Accounting Principles Board Opinion No. 30 and its interpretations.

                     THIS PAGE IS INTENTIONALLY LEFT BLANK

U.S. STEEL GROUP


INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                                                PAGE
                                                                                ----
Explanatory Note Regarding Financial Information.............................   S-2

Management's Report..........................................................   S-3

Audited Financial Statements:

 Report of Independent Accountants...........................................   S-3
 Statement of Operations.....................................................   S-4
 Balance Sheet...............................................................   S-5
 Statement of Cash Flows.....................................................   S-6
 Notes to Financial Statements...............................................   S-7

Selected Quarterly Financial Data............................................   S-21

Principal Unconsolidated Affiliates..........................................   S-21

Supplementary Information....................................................   S-21

Five-Year Operating Summary .................................................   S-22

Management's Discussion and Analysis.........................................   S-23

U.S. STEEL GROUP


EXPLANATORY NOTE REGARDING FINANCIAL INFORMATION

Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the U. S. Steel Group, the Marathon Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX - U. S. Steel Group Common Stock, USX - Marathon Group Common Stock and USX - Delhi Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the
U. S. Steel Group financial information.

MANAGEMENT'S REPORT

The accompanying financial statements of the U. S. Steel Group are the responsibility of and have been prepared by USX Corporation (USX) in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The U. S. Steel Group financial information displayed in other sections of this report is consistent with these financial statements.

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

Charles A. Corry              Robert M. Hernandez        Lewis B. Jones
Chairman, Board of Directors  Vice Chairman              Vice President
& Chief Executive Officer     & Chief Financial Officer  & Comptroller

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages S-4 through S-20 present fairly, in all material respects, the financial position of the U. S. Steel Group at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2, page S-8, in 1993 USX adopted a new accounting standard for postemployment benefits. As discussed in Note 11, page S-13, and
Note 12, page S-14, in 1992 USX adopted new accounting standards for postretirement benefits other than pensions and for income taxes, respectively.

    The U. S. Steel Group is a business unit of USX Corporation (as described in
Note 1, page S-7); accordingly, the financial statements of the U. S. Steel Group should be read in connection with the consolidated financial statements of USX Corporation.

Price Waterhouse LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 14, 1995

STATEMENT OF OPERATIONS

(Dollars in millions)                                                    1994         1993         1992
- --------------------------------------------------------------------------------------------------------
SALES                                                                $   6,066    $   5,612    $   4,919
OPERATING COSTS:
 Cost of sales (excludes items shown below)  (Note 5,  page S-9)         5,342        5,304        4,776
 Selling, general and administrative expenses  (Note 10,  page S-12)      (121)        (108)        (122)
 Depreciation, depletion and amortization                                  314          314          288
 Taxes other than income taxes                                             218          209          208
 Restructuring charges (Note 4,  page S-9)                                 -             42           10
                                                                     ---------    ---------    ---------
      Total operating costs                                              5,753        5,761        5,160
                                                                     ---------    ---------    ---------
OPERATING INCOME (LOSS)                                                    313         (149)        (241)
Other income (Note 6,  page S-10)                                           75          210            5
Interest and other financial income (Note 6,  page S-10)                    12           59           18
Interest and other financial costs (Note 6,  page S-10)                   (152)        (330)        (176)
                                                                     ---------    ---------    ---------
TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                248         (210)        (394)
Less provision (credit) for estimated income
   taxes (Note 12,  page S-14)                                              47          (41)        (123)
                                                                     ---------    ---------    ---------
TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES                                                  201         (169)        (271)
Cumulative effect of changes in accounting principles:
 Postemployment benefits (Note 2,  page S-8)                               -            (69)          -
 Postretirement benefits other than
   pensions (Note 11,  page S-13)                                          -            -         (1,159)
 Income taxes (Note 12,  page S-14)                                        -            -           (176)
                                                                     ---------    ---------    ---------
NET INCOME (LOSS)                                                          201         (238)      (1,606)
Dividends on preferred stock                                               (25)         (21)          (3)
                                                                     ---------    ---------    ---------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK                          $     176    $    (259)   $  (1,609)
- --------------------------------------------------------------------------------------------------------

INCOME PER COMMON SHARE OF STEEL STOCK

                                                                         1994         1993         1992
- --------------------------------------------------------------------------------------------------------
PRIMARY:
Total income (loss) before cumulative effect of changes in
 accounting principles applicable to Steel Stock                     $    2.35    $   (2.96)   $   (4.92)
Cumulative effect of changes in accounting principles                      -          (1.08)      (23.93)
                                                                     ---------    ---------    ---------
Net income (loss) applicable to Steel Stock                          $    2.35    $   (4.04)   $  (28.85)
FULLY DILUTED:
 Total income (loss) before cumulative effect of changes in
 accounting principles applicable to Steel Stock                     $    2.33    $   (2.96)   $   (4.92)
Cumulative effect of changes in accounting principles                      -          (1.08)      (23.93)
                                                                     ---------    ---------    ---------
Net income (loss) applicable to Steel Stock                          $    2.33    $   (4.04)   $  (28.85)
Weighted average shares, in thousands
                 -  primary                                             75,184       64,370       55,764
                 -  fully diluted                                       78,624       64,370       55,764
- --------------------------------------------------------------------------------------------------------

See Note 21, page S-18, for a description of net income per common share. The accompanying notes are an integral part of these financial statements.

BALANCE SHEET

(Dollars in millions)                                         December 31           1994           1993
- --------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                                        $      20    $      79
 Receivables, less allowance for doubtful accounts
   of $5 and $5 (Note 18, page S-16)                                                    672          583
 Receivables from other groups (Note 13, page S-15)                                      44           13
 Inventories (Note 15, page S-15)                                                       595          629
 Deferred income tax benefits (Note 12, page S-14)                                      449          256
 Other current assets                                                                   -              2
                                                                                  ---------    ---------
      Total current assets                                                            1,780        1,562

Long-term receivables and other investments,
 less reserves of $22 and $22 (Note 14,  page S-15)                                     667          696
Property, plant and equipment - net (Note 17,  page S-16)                             2,536        2,653
Long-term deferred income tax benefits (Note 12,  page S-14)                            223          551
Prepaid pensions (Note 10,  page S-12)                                                1,224        1,084
Other noncurrent assets                                                                  50           83
                                                                                  ---------    ---------
      Total assets                                                                $   6,480    $   6,629
- --------------------------------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
 Accounts payable (Note 5,  page S-9)                                             $     678    $   1,048
 Payroll and benefits payable                                                           354          349
 Accrued taxes                                                                          183          182
 Accrued interest                                                                        31           33
 Long-term debt due within one year (Note 8,  page S-11)                                 21           11
                                                                                  ---------    ---------
      Total current liabilities                                                       1,267        1,623

Long-term debt (Note 8,  page S-11)                                                   1,432        1,551
Employee benefits (Note 11,  page S-13)                                               2,496        2,491
Deferred credits and other liabilities                                                  276          347
Preferred stock of subsidiary (Note 7,  page S-10)                                       64          -
                                                                                  ---------    ---------
      Total liabilities                                                               5,535        6,012

STOCKHOLDERS' EQUITY (Note 19,  page S-17)
Preferred stock                                                                          32           32
Common stockholders' equity                                                             913          585
                                                                                  ---------    ---------
      Total stockholders' equity                                                        945          617
                                                                                  ---------    ---------
      Total liabilities and stockholders' equity                                  $   6,480    $   6,629
- --------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

(Dollars in millions)                                                    1994         1993         1992
- --------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                                    $     201    $    (238)   $  (1,606)
Adjustments to reconcile to net cash provided
 from (used in) operating activities:
   Accounting principle changes                                            -             69        1,335
   Depreciation, depletion and amortization                                314          314          288
   Pensions                                                               (136)        (216)        (250)
   Postretirement benefits other than pensions                              66           97            1
   Deferred income taxes                                                    93          (38)         (97)
   Gain on disposal of assets                                              (12)        (216)         (23)
   Restructuring charges                                                   -             42           10
   Changes in: Current receivables - sold                                   10           50          (40)
                                   -  operating turnover                  (145)        (214)         131
                Inventories                                                (29)          14          (21)
                Current accounts payable and accrued expenses             (344)         469          133
   All other items - net                                                    26          (47)          50
                                                                     ---------    ---------    ---------
      Net cash provided from (used in) operating activities                 44           86          (89)
                                                                     ---------    ---------    ---------

INVESTING ACTIVITIES:
Capital expenditures                                                      (248)        (198)        (298)
Disposal of assets                                                          19          291           39
All other items - net                                                       12           (9)         (68)
                                                                     ---------    ---------    ---------
      Net cash provided from (used in) investing activities               (217)          84         (327)
                                                                     ---------    ---------    ---------
FINANCING ACTIVITIES (Note 3,  page S-9)
U. S. Steel Group activity - USX debt attributed to all groups - net       (57)        (713)         218
Specifically attributed debt:
 Borrowings                                                                  4           12           17
 Repayments                                                                (29)         (29)         (32)
Attributed preferred stock of subsidiary                                    62           -            -
Issuance of common stock of subsidiary                                      11           -            -
Preferred stock issued                                                     -            336           -
Steel Stock issued                                                         221          366          212
Dividends paid                                                             (98)         (85)         (56)
                                                                     ---------    ---------    ---------
      Net cash provided from (used in) financing activities                114         (113)         359
                                                                     ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (59)          57          (57)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              79           22           79
                                                                     ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $      20    $      79    $      22

- --------------------------------------------------------------------------------------------------------

See Note 9, page S-11, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

USX Corporation (USX) has three classes of common stock: USX - U. S. Steel Group Common Stock (Steel Stock), USX - Marathon Group Common Stock (Marathon Stock) and USX - Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the U. S. Steel Group, the Marathon Group and the Delhi Group, respectively.

    The financial statements of the U. S. Steel Group include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group or the Delhi Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The U. S. Steel Group, which consists primarily of steel operations, includes the largest domestic integrated steel producer and is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management, fencing products, and leasing and financing activities. The U. S. Steel Group financial statements are prepared using the amounts included in the USX consolidated financial statements.

    Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the U. S. Steel Group, the Marathon Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Steel Stock, Marathon Stock and Delhi Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

- --------------------------------------------------------------------------------
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - These financial statements include the accounts of the U. S. Steel Group. The U. S. Steel Group, the Marathon Group and the Delhi Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.

    Investments in other entities in which the U. S. Steel Group has significant influence in management and control are accounted for using the equity method of accounting, and are carried in the investment account at the U. S. Steel Group's share of net assets plus advances. The proportionate share of income from equity investments is included in other income. In 1994, the U. S. Steel Group reduced its voting interest in RMI Titanium Company (RMI) to less than 50% and began accounting for its investment using the equity method.

    Investments in marketable equity securities are carried at lower of cost or market and investments in other companies are carried at cost, with income recognized when dividends are received.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

HEDGING TRANSACTIONS - The U. S. Steel Group engages in commodity hedging within the normal course of its activities (Note 24, page S-18). Management has been authorized to manage exposure to price fluctuations relevant to the purchase of natural gas and nonferrous metals through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. Changes in the market value of derivative instruments are deferred and subsequently recognized in income as cost of sales in the same period as the hedged item. OTC swaps are off-balance-sheet instruments; therefore, the effect of changes in the market value of such instruments are not recorded until settlement. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, are recorded as accounts receivable. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as accounts receivable or accounts payable, as appropriate.

    Forward currency contracts are used to manage currency risks related to USX attributed debt denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the hedged item; all other gains or losses are recognized in income in the current period as interest income or expense, as appropriate. For balance sheet reporting, net contract values are included in receivables or payables, as appropriate.

    Recorded deferred gains or losses are reflected within other noncurrent assets or deferred credits and other liabilities. Cash flows from the use of derivative instruments are reported in the same category as the hedged item in the statement of cash flows.

PROPERTY, PLANT AND EQUIPMENT - Depreciation is generally computed using a modified straight-line method based upon estimated lives of assets and production levels. The modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

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

ENVIRONMENTAL REMEDIATION - The U. S. Steel Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action.

INSURANCE - The U. S. Steel Group is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

POSTEMPLOYMENT BENEFITS - In 1993, USX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No.
112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The
U. S. Steel Group is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $69 million, net of $40 million income tax effect. The effect of the change in accounting principle reduced 1993 operating income by $21 million.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1994 classifications.

- --------------------------------------------------------------------------------
3. CORPORATE ACTIVITIES

FINANCIAL ACTIVITIES - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the U. S. Steel Group, the Marathon Group and the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 7, page S-10, for the U. S. Steel Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collateralized financings, production payment financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

CORPORATE GENERAL & ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the U. S. Steel Group, the Marathon Group and the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the U. S. Steel Group were $36 million in 1994, and $33 million in both 1993 and 1992, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

INCOME TAXES - All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds have been reflected in the U. S. Steel Group, the Marathon Group and the Delhi Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the U. S. Steel Group, the Marathon Group and the Delhi Group, for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

- --------------------------------------------------------------------------------
4. RESTRUCTURING CHARGES

In 1993, the planned closure of a Pennsylvania coal mine resulted in a $42 million charge, primarily related to the writedown of property, plant and equipment, contract termination, and mine closure cost. In December 1994, a letter of intent for the sale of this coal mine was entered into, subject to certain conditions. This transaction, if concluded, will close in 1995. In 1992, the completion of the 1991 restructuring plan related to steel operations resulted in a $10 million charge.

- --------------------------------------------------------------------------------
5. B&LE LITIGATION CHARGES

Pretax income (loss) in 1993 included a $506 million charge related to the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad (B&LE) (Note 26, page S-20). Charges of $342 million were included in cost of sales and $164 million included in interest and other financial costs. The effect on 1993 net income (loss) was $325 million unfavorable ($5.04 per share of Steel Stock). At December 31, 1993, accounts payable included $376 million for this litigation, which was substantially settled in 1994.

- --------------------------------------------------------------------------------
6. OTHER ITEMS

 (In millions)                                                            1994         1993       1992
- --------------------------------------------------------------------------------------------------------
OTHER INCOME:
 Gain on disposal of assets                                           $     12       $  216 (a)   $   23
 Income (loss) from affiliates - equity method                              59          (11)         (27)
 Other income                                                                4            5            9
                                                                      --------       ------       ------
      Total                                                           $     75       $  210       $    5
- --------------------------------------------------------------------------------------------------------
INTEREST AND OTHER FINANCIAL INCOME(b):
 Interest income                                                      $     11       $   63 (a)   $   20
 Other                                                                       1           (4)          (2)
                                                                      --------       ------       ------
      Total                                                                 12           59           18
                                                                      --------       ------       ------
INTEREST AND OTHER FINANCIAL COSTS(b):
 Interest incurred                                                    $   (115)      $ (133)      $ (154)
 Less interest capitalized                                                   8            8           10
                                                                      --------       ------       ------
      Net interest                                                        (107)        (125)        (144)
 Interest on B&LE litigation                                                (1)        (164)          -
 Interest on tax issues                                                    (12)         (16)         (11)
 Financial cost on preferred stock of subsidiary                            (5)          -            -
 Amortization of discounts                                                 (11)         (11)         (12)
 Expenses on sales of accounts receivable (Note 18,  page S-16)            (16)         (12)         (12)
 Other                                                                      -            (2)           3
                                                                      --------       ------       ------
      Total                                                               (152)        (330)        (176)
                                                                      --------       ------       ------
NET INTEREST AND OTHER FINANCIAL COSTS(b) (c)                         $   (140)      $ (271)      $ (158)
- --------------------------------------------------------------------------------------------------------

(a) Gains resulted primarily from the sale of the Cumberland coal mine, an investment in an insurance company and the realization of a deferred gain resulting from collection of a subordinated note related to the 1988 sale of Transtar, Inc. (Transtar). The collection also resulted in interest income of $37 million.

(b) See Note 3, page S-9, for discussion of USX net interest and other financial costs attributable to the U. S. Steel Group.

(c) Excludes financial income and costs of finance operations, which are included in operating income.

- --------------------------------------------------------------------------------
7. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS

        The following is U. S. Steel Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in Note 3, page S-9. These amounts exclude debt amounts specifically attributed to a group as described in Note 8, page S-11.

                                                               U. S. Steel Group     Consolidated USX(a)
                                                               -----------------     -------------------
(In millions)                              December 31          1994       1993        1994       1993
- --------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                    $      1    $     47    $      4   $    196
Receivables(b)                                                      3         -            11        -
Long-term receivables(b)                                           17          11          70         47
Other noncurrent assets(b)                                          3           2          11          9
                                                             --------    --------    --------   --------
   Total assets                                              $     24    $     60    $     96   $    252
- --------------------------------------------------------------------------------------------------------
Accounts payable(b)                                          $      1    $      1    $      3   $      4
Accrued interest                                                   31          33         123        138
Long-term debt due within one year (Note 8,  page S-11)            18           7          74         31
Long-term debt (Note 8,  page S-11)                             1,323       1,371       5,346      5,730
Deferred credits and other liabilities(b)                           1           2           3          8
Preferred stock of subsidiary                                      64         -           250        -
                                                             --------    --------    --------   --------
   Total liabilities                                         $  1,438    $  1,414    $  5,799   $  5,911
- --------------------------------------------------------------------------------------------------------
Preferred stock                                              $     25    $     25    $    105   $    105
- --------------------------------------------------------------------------------------------------------

                                                                U. S. Steel Group(c)      Consolidated USX
                                                               ---------------------    --------------------
(In millions)                Year ended December 31            1994    1993    1992     1994    1993    1992
- ------------------------------------------------------------------------------------------------------------
Net interest and other financial costs (Note 6, page S-10)    $(117)  $(125)  $(145)   $(471)  $(471)  $(458)
- ------------------------------------------------------------------------------------------------------------

(a) For details of USX long-term debt, preferred stock of subsidiary and preferred stock, see Notes 13, page U-20; 24, page U-25; and 18, page U-22, respectively, to the USX consolidated financial statements.

(b) Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.

(c) The U. S. Steel Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

- --------------------------------------------------------------------------------
8. LONG-TERM DEBT

The U. S. Steel Group's portion of USX's consolidated long-term debt is as follows:

                                                                U. S. Steel Group     Consolidated USX(a)
                                                               -------------------    -------------------
(In millions)                             December 31           1994       1993        1994        1993
- ---------------------------------------------------------------------------------------------------------
Specifically attributed debt(b):
 Sale-leaseback financing and capital leases                 $    112    $     117   $    137   $     142
 Seller-provided financing                                        -            -           42         -
 Debt of majority-owned subsidiary                                -             67        -            67
                                                             --------    ---------   --------   ---------
   Total                                                          112          184        179         209
 Less amount due within one year                                    3            4          4           4
                                                             --------    ---------   --------   ---------
   Total specifically attributed long-term debt              $    109    $     180   $    175   $     205
- ---------------------------------------------------------------------------------------------------------
Debt attributed to all three groups(c)                       $  1,358    $   1,397   $  5,489   $   5,837
 Less unamortized discount                                         17           19         69          76
 Less amount due within one year                                   18            7         74          31
                                                              --------    --------    --------   --------
   Total long-term debt attributed to all three groups       $  1,323    $   1,371   $  5,346   $   5,730
- ---------------------------------------------------------------------------------------------------------
Total long-term debt due within one year                     $     21    $      11   $     78   $      35
Total long-term debt due after one year                         1,432        1,551      5,521       5,935
- ---------------------------------------------------------------------------------------------------------

 (a) See Note 13, page U-20, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.

 (b) As described in Note 3, page S-9, certain financial activities are specifically attributed only to the U. S. Steel Group, the Marathon Group or the Delhi Group.

 (c) Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page S-9, 7, page S-10, and 9, page S-11).

- --------------------------------------------------------------------------------
9. SUPPLEMENTAL CASH FLOW INFORMATION

 (In millions)                                                          1994         1993        1992
- ---------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES INCLUDED:

 Interest and other financial costs paid (net of amount capitalized)  $    (189)   $    (257)   $    (155)
 Income taxes refunded, including settlements with other groups              48           31           76
- ---------------------------------------------------------------------------------------------------------
USX DEBT ATTRIBUTED TO ALL THREE GROUPS - NET:
 Commercial paper:
   Issued                                                             $   1,515    $   2,229    $   2,412
   Repayments                                                            (1,166)      (2,598)      (2,160)
 Credit agreements:
   Borrowings                                                             4,545        1,782        6,684
   Repayments                                                            (5,045)      (2,282)      (7,484)
 Other credit arrangements - net                                            -            (45)         (22)
 Other debt:
   Borrowings                                                               509          791          742
   Repayments                                                              (791)        (318)        (381)
                                                                      ---------    ---------    ---------
      Total                                                           $    (433)   $    (441)   $    (209)
                                                                      =========    =========    =========
U. S. Steel Group activity                                            $     (57)   $    (713)   $     218
Marathon Group activity                                                    (371)         261         (410)
Delhi Group activity                                                         (5)          11          (17)
                                                                      ---------    ---------    ---------
      Total                                                           $    (433)   $    (441)   $    (209)
- ---------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Steel Stock issued for Dividend Reinvestment Plan and
   employee stock option plans                                        $       4    $       4    $       4
 Capital lease obligations                                                  -            -             20
 Disposal of assets  -  notes received                                        3            9           12
                     -  liabilities assumed by buyers                       -             47          -
 Decrease in debt resulting from the adoption of equity
   method accounting for RMI                                                 41          -            -
- ---------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
10. PENSIONS

The U. S. Steel Group has noncontributory defined benefit plans covering substantially all employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, contributory pension benefits, which cover participating salaried employees, are based upon years of service and career earnings. The funding policy for defined benefit plans provides that payments to the pension trusts shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved from time to time. Certain of these plans provide benefits to USX corporate employees, and the related costs or credits for such employees are allocated to all three groups (Note 3, page S-9).

    The U. S. Steel Group also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.

PENSION COST (CREDIT) - The defined benefit cost for major plans for 1994, 1993 and 1992 was determined assuming an expected long-term rate of return on plan assets of 9%, 10%, and 11%, respectively. The total pension credit is primarily included in selling, general and administrative expenses.


(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Major plans:
 Cost of benefits earned during the period                           $      65    $      55    $      55
 Interest cost on projected benefit obligation
   (6.5% for 1994; 7% for 1993; and 8% for 1992)                           527          549          610
 Return on assets   -  actual loss (return)                                 11         (725)        (617)
                    -  deferred loss                                      (734)         (77)        (268)
 Net amortization of unrecognized (gains) and losses                         9           (7)         (14)
                                                                     ---------    ---------    ---------
      Total major plans                                                   (122)        (205)        (234)
Multiemployer and other plans                                                2            3            3
                                                                     ---------    ---------    ---------
      Total periodic pension cost (credit)                           $    (120)   $    (202)   $    (231)
- --------------------------------------------------------------------------------------------------------

FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 8% and 6.5% at December 31, 1994, and December 31, 1993, respectively. The assumed rate of future increases in compensation levels was 4% and 3% at December 31, 1994, and December 31, 1993, respectively.

(In millions)                                                 December 31           1994          1993
- --------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Projected benefit obligation(a)                                                   $  (7,417)   $  (8,544)
Plan assets at fair market value(b)                                                   7,422        8,381
                                                                                  ---------    ---------
      Assets in excess of (less than) projected benefit obligation(c)                     5         (163)
 Unrecognized net gain from transition                                                 (416)        (485)
 Unrecognized prior service cost                                                        799          873
 Unrecognized net loss                                                                  835          860
 Additional minimum liability(d)                                                        (75)        (100)
                                                                                  ---------    ---------
      Net pension asset included in balance sheet                                 $   1,148    $     985
- --------------------------------------------------------------------------------------------------------
(a) Projected benefit obligation includes:
      Vested benefit obligation                                                   $   6,654    $   7,710
      Accumulated benefit obligation (ABO)                                            7,078        8,259
(b) Types of assets held:
      USX stocks                                                                          1%           1%
      Stocks of other corporations                                                       54%          50%
      U.S. Government securities                                                         23%          29%
      Corporate debt instruments and other                                               22%          20%
(c) Includes several small plans that have ABOs in excess of plan assets:
      Projected benefit obligation (PBO)                                          $     (79)   $    (156)
      Plan assets                                                                       -             50
                                                                                  ---------    ---------
        PBO in excess of plan assets                                                    (79)        (106)
(d) Additional minimum liability is offset by the following:
      Intangible asset                                                            $      58    $      77
      Stockholders' equity adjustment (net of deferred
         income tax in both years and minority interest in 1993)                         11           14
- --------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The U. S. Steel Group has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. For union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, benefits have not been prefunded. In 1994, the U. S. Steel Group agreed to establish a Voluntary Employee Beneficiary Association Trust to prefund a portion of health care and life insurance benefits for retirees covered under the United Steelworkers of America (USWA) union agreement. In early 1995, USX funded the initial $25 million contribution and will be required to fund a minimum of $10 million more in 1995 and each succeeding contract year. These plans provide benefits to USX corporate employees, and the related costs for such employees are allocated to all three groups (Note 3, page S-9).

    In 1992, USX adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), which requires accrual accounting for all postretirement benefits other than pensions. USX elected to recognize immediately the transition obligation determined as of January 1, 1992, which represented the excess accumulated postretirement benefit obligation (APBO) for current and future retirees over the fair value of plan assets and recorded postretirement benefit cost accruals. The cumulative effect of the change in accounting principle for the U. S. Steel Group reduced net income $1,159 million, consisting of the transition obligation of $1,837 million, net of $678 million income tax effect.

POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1994, 1993 and 1992 was determined assuming a discount rate of 6.5%, 7% and 8%, respectively, and an expected return on plan assets of 9% for 1994 and 10% for both 1993 and 1992:


(In millions)                                                            1994         1993         1992
- -----------------------------------------------------------------------------------------------------------
Cost of benefits earned during the period                            $      27    $      26    $      21
Interest on APBO                                                           179          179          175
Return on assets -  actual return                                           (8)          (7)          (7)
                  -  deferred loss                                          (2)          (5)          (7)
Amortization of unrecognized losses                                         19           10            2
                                                                     ---------    ---------    ---------
      Total defined benefit plans                                          215          203          184
Multiemployer plans(a)                                                      21            9           12
                                                                     ---------    ---------    ---------
      Total periodic postretirement benefit cost                           236          212          196
Settlement gain(b)                                                         -            (24)         -
                                                                     ---------    ---------    ---------
      Total postretirement benefit cost                              $     236    $     188    $     196
- -----------------------------------------------------------------------------------------------------------

(a) Payments are made to a multiemployer benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $160 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

(b) In 1993, other income (Note 6, page S-10) included a settlement gain resulting from the sale of the Cumberland coal mine.

FUNDS' STATUS - The following table sets forth the plans' funded status and the amounts reported in the U. S. Steel Group's balance sheet:


(In millions)                                                 December 31           1994           1993
- ----------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Fair value of plan assets                                                         $      97    $     116
APBO attributable to:
 Retirees                                                                            (1,722)      (2,052)
 Fully eligible plan participants                                                      (196)        (218)
 Other active plan participants                                                        (396)        (560)
                                                                                  ---------    ---------
      Total APBO                                                                     (2,314)      (2,830)
                                                                                  ---------    ---------
      APBO in excess of plan assets                                                  (2,217)      (2,714)
 Unrecognized net (gain) loss                                                           (28)         528
 Unamortized prior service cost                                                          22            5
                                                                                  ---------    ---------
      Accrued liability included in balance sheet                                 $  (2,223)   $  (2,181)
- ----------------------------------------------------------------------------------------------------------

    The assumed discount rate used to measure the APBO was 8% and 6.5% at December 31, 1994, and December 31, 1993, respectively. The assumed rate of future increases in compensation levels was 4% and 3% at December 31, 1994, and December 1993, respectively. The weighted average health care cost trend rate in 1995 is approximately 7%, declining to an ultimate rate in 1997 of approximately 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1994 net periodic postretirement benefit cost by $28 million and would have increased the APBO as of December 31, 1994, by $231 million.

- --------------------------------------------------------------------------------
12. INCOME TAXES

Income tax provisions and related assets and liabilities attributed to the U. S. Steel Group are determined in accordance with the USX group tax allocation policy (Note 3, page S-9).

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

     Provisions (credits) for estimated income taxes:

                                 1994                          1993                         1992
                    ----------------------------    -------------------------   ------------------------
 (In millions)       CURRENT   DEFERRED    TOTAL     Current  Deferred  Total   Current  Deferred  Total
- --------------------------------------------------------------------------------------------------------
Federal             $ (48)     $ 98      $  50       $ (1)   $  (63)  $  (64)     $ (31)   $(106)  $(137)
State and local         2        (5)        (3)        (2)       25       23          3        9      12
Foreign              -          -         -           -        -        -             2     -          2
                    -----      ----      -----       ----    ------   ------      -----    -----   -----
    Total           $ (46)     $ 93      $  47       $ (3)   $  (38)  $  (41)     $ (26)   $ (97)  $(123)
- --------------------------------------------------------------------------------------------------------

In 1993, the cumulative effect of the change in accounting principle for postemployment benefits included a deferred tax benefit of $40 million (Note 2, page S-8). In 1992, the cumulative effect of the change in accounting principle for other postretirement benefits included a deferred tax benefit of $678 million (Note 11, page S-13).

Reconciliation of federal statutory tax rate (35% in 1994 and 1993, and 34% in 1992) to total provisions (credits):

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Statutory rate applied to income (loss) before tax                   $      87    $     (74)   $    (134)
Remeasurement of deferred income tax assets for
 statutory rate increase as of January 1, 1993                            -             (15)       -
Excess percentage depletion                                                 (7)          (8)          (9)
Foreign income taxes after federal income tax benefit                     -           -                2
State income taxes after federal income tax benefit                         (1)          15            8
Deferred tax benefit of excess outside tax basis in equity affiliate       (32)       -            -
Sale of investment in subsidiary                                          -               7        -
Federal income tax effect on earnings of foreign subsidiaries               (5)          (2)          (1)
Adjustment of prior years' tax                                              (2)          21            2
Adjustment of prior years' valuation allowances                           -              10        -
Other                                                                        7            5            9
                                                                     ---------    ---------    ---------
      Total provisions (credits)                                     $      47    $     (41)   $    (123)
- --------------------------------------------------------------------------------------------------------

Deferred tax assets and liabilities resulted from the following:

(In millions)                                                 December 31           1994           1993
- --------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Federal tax loss carryforwards (expiring in 2006 through 2009)(a)                $     311    $     272
 State tax loss carryforwards (expiring in 1995 through 2008)                           116           92
 Minimum tax credit carryforwards                                                        70           86
 General business credit carryforwards                                                   30           30
 Employee benefits                                                                    1,083        1,086
 Receivables, payables and debt                                                         107           83
 Contingency and other accruals                                                          76          248
 Other                                                                                   33           73
 Valuation allowances(a)                                                               (130)        (204)
                                                                                  ---------    ---------
      Total deferred tax assets                                                       1,696        1,766
                                                                                  ---------    ---------
Deferred tax liabilities:
 Property, plant and equipment                                                          478          486
 Prepaid pensions                                                                       502          429
 Inventory                                                                               17            8
 Federal effect of state deferred tax assets                                             13           12
 Other                                                                                   20           33
                                                                                  ---------    ---------
      Total deferred tax liabilities                                                  1,030          968
                                                                                  ---------    ---------
      Net deferred tax assets                                                     $     666    $     798
- --------------------------------------------------------------------------------------------------------

(a) The decrease in valuation allowances reflected $52 million related to a previously consolidated subsidiary now accounted for using the equity method, of which $26 million related to federal tax loss carryforwards.

     The consolidated tax returns of USX for the years 1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

- --------------------------------------------------------------------------------
13. INTERGROUP TRANSACTIONS

PURCHASES - U. S. Steel Group purchases from the Marathon Group totaled $2 million, $10 million and $16 million in 1994, 1993 and 1992, respectively. These transactions were conducted on an arm's length basis.

RECEIVABLES FROM THE OTHER GROUPS - These amounts represent receivables for income taxes determined in accordance with the tax allocation policy described in Note 3, page S-9. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.

- --------------------------------------------------------------------------------
14. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

(In millions)                                                 December 31           1994           1993
- --------------------------------------------------------------------------------------------------------
Receivables due after one year                                                    $      85    $      90
Forward currency contracts                                                               17           11
Equity method investments                                                               526          522
Cost method companies                                                                     3            3
Other                                                                                    36           70
                                                                                  ---------    ---------
      Total                                                                       $     667    $     696
- --------------------------------------------------------------------------------------------------------

     The following financial information summarizes U. S. Steel Group's share in investments accounted for by the equity method:

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Income data - year:
 Sales                                                               $   1,449    $   1,291    $   1,087
 Operating income                                                          105           35            4
 Income (loss) before cumulative effect of change
   in accounting principle                                                  60          (11)         (27)
 Net income (loss)                                                          60          (11)         (50)
- --------------------------------------------------------------------------------------------------------
Dividends and partnership distributions                              $      34    $       6    $       2
- --------------------------------------------------------------------------------------------------------
Balance sheet data - December 31:
 Current assets                                                      $     491      $   413
 Noncurrent assets                                                         785          779
 Current liabilities                                                       405          381
 Noncurrent liabilities                                                    434          430
- --------------------------------------------------------------------------------------------------------

    U. S. Steel Group purchases of transportation services and semi-finished steel from equity affiliates totaled $360 million, $313 million and $273 million in 1994, 1993, and 1992, respectively. At December 31, 1994 and 1993, U. S. Steel Group payables to these affiliates totaled $22 million and $17 million, respectively. U. S. Steel Group sales of steel and raw materials to equity affiliates totaled $680 million, $526 million and $249 million in 1994, 1993, and 1992, respectively. At December 31, 1994 and 1993, U. S. Steel Group receivables from these affiliates was $198 million and $168 million, respectively. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

- --------------------------------------------------------------------------------
15. INVENTORIES

(In millions)                                                 December 31           1994           1993
- ---------------------------------------------------------------------------------------------------------
Raw materials                                                                     $      44    $      108
Semi-finished products                                                                  336           329
Finished products                                                                       128           125
Supplies and sundry items                                                                87            67
                                                                                  ---------    ----------
      Total                                                                       $     595    $      629
- ---------------------------------------------------------------------------------------------------------

    At December 31, 1994, and December 31, 1993, the LIFO method accounted for 86% and 89% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $260 million and $280 million in 1994 and 1993, respectively.

    Cost of sales was reduced by $13 million in 1994, $11 million in 1993 and $24 million in 1992 as a result of liquidations of LIFO inventories.

- --------------------------------------------------------------------------------
16. LEASES

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                   Capital     Operating
(In millions)                                                                      Leases        Leases
- --------------------------------------------------------------------------------------------------------
1995                                                                              $      13    $      66
1996                                                                                     13           59
1997                                                                                     13           45
1998                                                                                     12           40
1999                                                                                     11           37
Later years                                                                             148          166
Sublease rentals                                                                        -             (5)
                                                                                  ---------    ---------
      Total minimum lease payments                                                      210    $     408
                                                                                               =========
 Less imputed interest costs                                                             98
                                                                                  ---------
      Present value of net minimum lease payments
        included in long-term debt                                                $     112
- --------------------------------------------------------------------------------------------------------

      Operating lease rental expense:

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Minimum rental                                                       $     103    $     106    $     112
Contingent rental                                                           39           41           35
Sublease rentals                                                            (2)          (3)          (3)
                                                                     ---------    ---------    ---------
      Net rental expense                                             $     140    $     144    $     144
- --------------------------------------------------------------------------------------------------------

    The U. S. Steel Group leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Contingent rental includes payments based on facility production and operating expense escalation on building space. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling $64 million may be declared immediately due and payable.

- --------------------------------------------------------------------------------
17. PROPERTY, PLANT AND EQUIPMENT

(In millions)                                                 December 31           1994           1993
- ---------------------------------------------------------------------------------------------------------
Land and depletable property                                                      $     155    $      154
Buildings                                                                               513           521
Machinery and equipment                                                               7,706         7,845
Leased assets                                                                           116           117
                                                                                  ---------    ----------
      Total                                                                           8,490         8,637
Less accumulated depreciation, depletion and amortization                             5,954         5,984
                                                                                  ---------    ----------
      Net                                                                         $   2,536    $    2,653
- ---------------------------------------------------------------------------------------------------------

Amounts included in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $49 million and $41 million at December 31, 1994, and December 31, 1993, respectively.

- --------------------------------------------------------------------------------
18. SALES OF RECEIVABLES

ACCOUNTS RECEIVABLE - The U. S. Steel Group has entered into an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. Collections on sold accounts receivable will be forwarded to the buyers at the end of the agreement in 1995, in the event of earlier contract termination or if a sufficient quantity of eligible accounts receivable is not available to reinvest in for the buyers. The balance of sold accounts receivable averaged $337 million, $333 million and $310 million for the years 1994, 1993 and 1992, respectively. At December 31, 1994, the balance of sold accounts receivable that had not been collected was $350 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 115% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $53 million. The U. S. Steel Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

LOANS RECEIVABLE - Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. In 1994, 1993 and 1992, USX Credit net repurchases of loans receivable totaled $38 million, $50 million and $24 million, respectively. At December 31, 1994, the balance of sold loans receivable subject to recourse was $131 million. USX Credit is not actively seeking new loans at this time. USX Credit is subject to market risk through fluctuations in short-term market rates on sold loans which pay fixed interest rates. USX Credit significantly reduces credit risk through a credit policy, which requires that loans be secured by the real property or equipment financed, often with additional security such as letters of credit, personal guarantees and committed long-term financing takeouts. Also, USX Credit diversifies its portfolio as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. As of December 31, 1994, and December 31, 1993, USX Credit had outstanding loan commitments of $26 million and $29 million, respectively. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

    Estimated credit losses under the limited recourse provisions for both accounts receivable and loans receivable are recognized when the receivables are sold consistent with bad debt experience. Recognized liabilities for future recourse obligations of sold receivables were $3 million and $3 million at December 31, 1994, and December 31, 1993, respectively.

- --------------------------------------------------------------------------------
19. STOCKHOLDERS' EQUITY

(In millions, except per share data)                                     1994         1993         1992
- --------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
 Balance at beginning of year                                        $      32    $      25    $      25
 Issued(a)                                                                 -              7          -
                                                                     ---------    ---------    ---------
 Balance at end of year                                              $      32    $      32    $      25
- --------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY:
 Balance at beginning of year                                        $     585    $     222    $   1,667
 Net income (loss)                                                         201         (238)      (1,606)
 Steel Stock issued                                                        225          370          216
 Preferred stock issued(a)                                                 -            329          -
 Dividends on preferred stock                                              (25)         (21)          (3)
 Dividends on Steel Stock
   (per share: $1.00 in 1994, 1993 and 1992)                               (75)         (65)         (55)
 Foreign currency translation adjustments (Note 22,  page S-18)             (2)           1            2
 Deferred compensation adjustments                                         -              1            1
 Minimum pension liability adjustment (Note 10,  page S-12)                  3          (14)         -
 Other                                                                       1          -            -
                                                                     ---------    ---------    ---------
 Balance at end of year                                              $     913    $     585    $     222
- --------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           $     945    $     617    $     247
- --------------------------------------------------------------------------------------------------------

(a) For details of 6.50% Cumulative Convertible Preferred Stock, which was sold in 1993 for net proceeds of $336 million and attributed entirely to the U.S. Steel Group, see Note 18, page U-22 to the USX consolidated financial statements.

- --------------------------------------------------------------------------------
20. DIVIDENDS

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

    Dividends on the Steel Stock are further limited to the Available Steel Dividend Amount. At December 31, 1994, the Available Steel Dividend Amount was at least $2.170 billion. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

- --------------------------------------------------------------------------------
21. NET INCOME PER COMMON SHARE

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

- --------------------------------------------------------------------------------
22. FOREIGN CURRENCY TRANSLATION

Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1994, 1993 and 1992, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $1 million, $(4) million and $(2) million. An analysis of changes in cumulative foreign currency translation adjustments follows:

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Cumulative foreign currency translation adjustments at January 1      $     (1)    $     (2)    $     (5)
Aggregate adjustments for the year:
 Foreign currency translation adjustments                                   (2)         -             (1)
 Amount related to disposition of investments                              -              1            4
                                                                      --------     --------     --------
Cumulative foreign currency adjustments at December 31                $     (3)    $     (1)    $     (2)
- --------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
23. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

USX Stock Plans and Stockholder Rights Plan are discussed in Note 19, page U-23, and Note 23, page U-25, respectively, to the USX consolidated financial statements.

- --------------------------------------------------------------------------------
24. DERIVATIVE FINANCIAL INSTRUMENTS

The U. S. Steel Group uses derivative financial instruments, such as commodity swaps, to hedge the cost of natural gas used in steel operations.

    USX has used forward currency contracts to manage currency risks related to debt denominated in Swiss francs and European currency units, a portion of which has been attributed to the U. S. Steel Group.

    The U. S. Steel Group remains at risk for possible changes in the market value of the hedging instrument; however, such risk should be mitigated by price changes in the underlying hedged item. The U. S. Steel Group is also exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.

    The following table sets forth quantitative information by class of derivative financial instrument:

                                                        FAIR            CARRYING     RECORDED
                                                        VALUE            AMOUNT      DEFERRED   AGGREGATE
                                                       ASSETS            ASSETS       GAIN OR   CONTRACT
(In millions)                                      (LIABILITIES)(a)  (LIABILITIES)    (LOSS)    VALUES(b)
- ---------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994:
 OTC commodity swaps(c)                                 $  (10)         $  -          $   -        $   79
 Forward currency contracts:
          -  receivable                                 $   21          $   20        $   -        $   53
          -  payable                                        (1)             (1)            (1)          9
                                                        ------          ------        -------      ------
             Total currencies                           $   20          $   19        $    (1)     $   62
- ---------------------------------------------------------------------------------------------------------
December 31, 1993:
 OTC commodity swaps                                    $   (2)         $  -          $   -        $   51
 Forward currency contracts:
          -  receivable                                 $   12          $   11        $   -        $   52
          -  payable                                        (3)             (2)            (2)         12
                                                        ------          ------        -------      ------
             Total currencies                           $    9          $    9        $    (2)     $   64
- ---------------------------------------------------------------------------------------------------------

(a) The fair value amounts are based on exchange-traded index prices and dealer quotes.

(b) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts.

(c) The OTC swap arrangements vary in duration with certain contracts extending up to one year.

- --------------------------------------------------------------------------------
25. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. As described in Note 3, page S-9, the U. S. Steel Group's specifically attributed financial instruments and the U. S. Steel Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                      1994                   1993
                                                               -----------------     -------------------
                                                               CARRYING    FAIR      Carrying      Fair
(In millions)                    December 31                    AMOUNT     VALUE      Amount       Value
- --------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
 Cash and cash equivalents                                   $     20    $     20    $     79   $     79
 Receivables                                                      668         668         583        583
 Long-term receivables and other investments                      102         101         122        123
                                                             --------    --------    --------   --------
       Total financial assets                                $    790    $    789    $    784   $    785
                                                             ========    ========    ========   ========
FINANCIAL LIABILITIES:
 Accounts payable                                            $    678    $    678    $  1,048   $  1,048
 Accrued interest                                                  31          31          33         33
 Long-term debt (including amounts due
       within one year)                                         1,341       1,298       1,445      1,485
                                                             --------    --------    --------   --------
       Total financial liabilities                           $  2,050    $  2,007    $  2,526   $  2,566
- --------------------------------------------------------------------------------------------------------

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

    In addition to certain derivative financial instruments disclosed in Note 24, page S-18, the U. S. Steel Group's unrecognized financial instruments consist of receivables sold subject to limited recourse, commitments to extend credit and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables and commitments to extend credit see Note 18, page S-16. For details relating to financial guarantees see Note 26, page S-20.

- --------------------------------------------------------------------------------
26. CONTINGENCIES AND COMMITMENTS

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

LEGAL PROCEEDINGS -

 B&LE litigation
    In 1994, USX paid $367 million to satisfy substantially all judgments against the B&LE in the Lower Lake Erie Iron Ore Antitrust Litigation. Two remaining plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

    In a separate lawsuit brought by Armco Steel, settlement was reached in 1994 with immaterial financial impact.

 Pickering litigation
    In 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Further proceedings were held to determine damages for a sample group and, pending the court's determinations, USX may appeal. Plaintiffs' counsel has been reported as estimating plaintiffs' anticipated recovery to be in excess of $100 million. USX believes actual damages will be substantially less than plaintiffs' estimates. In 1994, USX entered into settlement agreements with 227 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX.

ENVIRONMENTAL MATTERS -

    The U. S. Steel Group is subject to federal, state, and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $141 million and $151 million at December 31, 1994 and December 31, 1993, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

    For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1994 and 1993, such capital expenditures totaled $57 million and $53 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

GUARANTEES  -

    Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $171 million at December 31, 1994, and $209 million at December 31, 1993. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce
U. S. Steel Group losses resulting from these guarantees. As of December 31, 1994, the largest guarantee for a single affiliate was $87 million.

COMMITMENTS -

    At December 31, 1994, and December 31, 1993, contract commitments for the
U. S. Steel Group's capital expenditures for property, plant and equipment totaled $125 million and $105 million, respectively.

    USX has entered into a 15-year take-or-pay arrangement which requires the
U. S. Steel Group to accept pulverized coal each month or pay a minimum monthly charge. In 1994 and 1993, such charges for deliveries of pulverized coal totaled $24 and $14 million (deliveries began in 1993), respectively. In the future, the
U. S. Steel Group will be obligated to make minimum payments of approximately $16 million per year. If USX elects to terminate the contract early, a maximum termination payment of $126 million, which declines over the duration of the agreement, may be required.

    The U. S. Steel Group is a party to a transportation agreement with Transtar for Great Lakes shipments of raw materials required by the U. S. Steel Group. The agreement cannot be canceled until 1999 and requires the U. S. Steel Group to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $70 million in 1994 and $68 million in 1993, including fixed costs of $21 million in each year. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                1994                                                 1993
                            -----------------------------------------------     ---------------------------------------------
(In millions, except
per share data)             4TH QTR.     3RD QTR.    2ND QTR.      1ST QTR.      4th Qtr.     3rd Qtr.   2nd Qtr.    1st Qtr.
- -----------------------------------------------------------------------------------------------------------------------------
Sales                       $ 1,643      $ 1,505       $1,534     $ 1,384        $1,548       $1,429       $ 1,427     $1,208
Operating income(loss)          143          106           88         (24)          137           66          (387)        35
  Operating costs includes:
    B&LE litigation charge
      (credit)                  -            -            -           -             (96)         -             438        -
    Restructuring charges       -            -            -           -              42          -             -          -
Total income (loss) before
  cumulative effect of
  change in accounting
  principle                      90           90           56         (35)          124           33          (336)        10
NET INCOME (LOSS)                90           90           56         (35)          124           33          (336)       (59)
- -----------------------------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
Total income (loss) before
  cumulative effect of
  change in accounting
  principle applicable to
  Steel Stock               $    84      $    84       $   49     $   (41)       $  119       $   26       $  (343)    $    8
  - Per share(a): primary      1.11         1.11          .65        (.56)         1.67          .41         (5.71)       .13
                  fully
                  diluted      1.05         1.05          .64        (.56)         1.53          .41         (5.71)       .13
Dividends paid per share        .25          .25          .25         .25           .25          .25           .25        .25
Price range of Steel Stock(b)
   -  Low                        32-7/8   32-7/8       30-1/4      36-1/8        30-3/8       27-1/2        35-1/2     31-1/2
   -  High                       42-3/8       43       38-1/2      45-5/8        43-3/8       40-3/4        46         41-1/2
- -----------------------------------------------------------------------------------------------------------------------------

(a) Primary and fully diluted earnings per share are computed independently for each of the quarters presented. Therefore the sum of the quarterly earnings per share in 1994 and 1993 does not equal the total computed for the year due primarily to the effect of the 6.50% Convertible Preferred Stock on the quarterly calculations during 1994, and stock transactions which occurred during 1993.

(b) Composite tape.

PRINCIPAL UNCONSOLIDATED AFFILIATES (UNAUDITED)

               Company                                  Country            % Ownership(a)                    Activity
- ---------------------------------------------------------------------------------------------------------------------------------
Double Eagle Steel Coating Company                   United States               50%                 Steel Processing
National-Oilwell                                     United States               50%                 Oilwell Equipment, Supplies
PRO-TEC Coating Company                              United States               50%                 Steel Processing
RMI Titanium Company                                 United States               54%                 Titanium metal products
Transtar, Inc.                                       United States               46%                 Transportation
USS/Kobe Steel Company                               United States               50%                 Steel Products
USS-POSCO Industries                                 United States               50%                 Steel Processing
Worthington Specialty Processing                     United States               50%                 Steel Processing
- ---------------------------------------------------------------------------------------------------------------------------------

(a) Economic interest as of December 31, 1994.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES (UNAUDITED)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves relating to the U. S. Steel Group, page U-30.

FIVE-YEAR OPERATING SUMMARY

(Thousands of net tons, unless otherwise noted)       1994       1993        1992        1991       1990
- ---------------------------------------------------------------------------------------------------------
RAW STEEL PRODUCTION
 Gary, IN                                            6,768       6,624       5,969       5,817      6,740
 Mon Valley, PA                                      2,669       2,507       2,276       2,088      2,607
 Fairfield, AL                                       2,240       2,203       2,146       1,969      1,937
 All other plants(a)                                   -           -            44         648      2,335
                                                    -----------------------------------------------------
       Total Raw Steel Production                   11,677      11,334      10,435      10,522     13,619
       Total Cast Production                        11,606      11,295       8,695       7,088      7,228
 Continuous cast as % of total production             99.4        99.7        83.3        67.4       53.1
- ---------------------------------------------------------------------------------------------------------
RAW STEEL CAPABILITY (average)
 Continuous cast                                    11,990      11,850       9,904       8,057      6,950
 Ingots                                                -           -         2,240       6,919      9,451
                                                    -----------------------------------------------------
       Total                                        11,990      11,850      12,144      14,976     16,401
       Total production as % of total capability      97.4        95.6        85.9        70.3       83.0
       Continuous cast as % of total capability      100.0       100.0        81.6        53.8       42.4
- ---------------------------------------------------------------------------------------------------------
HOT METAL PRODUCTION                                10,328       9,972       9,270       8,941     11,038
- ---------------------------------------------------------------------------------------------------------
COKE PRODUCTION                                      6,777       6,425       5,917       5,091      6,663
- ---------------------------------------------------------------------------------------------------------
IRON ORE PELLETS - MINNTAC, MN
 Production as % of capacity                            90          90          83          84         85
 Shipments                                          16,174      15,911      14,822      14,897     14,922
- ---------------------------------------------------------------------------------------------------------
COAL SHIPMENTS(b)                                    7,698      10,980      12,164      10,020     11,325
- ---------------------------------------------------------------------------------------------------------
STEEL SHIPMENTS BY PRODUCT
 Sheet and tin mill products                         8,138       7,717       6,803       6,508      7,709
 Plate, structural and other
   steel mill products(c)                            1,748       1,621       1,473       1,721      2,476
 Tubular products                                      682         631         578         617        854
                                                    -----------------------------------------------------
       Total                                        10,568       9,969       8,854       8,846     11,039
       Total as % of domestic steel industry          11.1        11.3        10.8        11.2       13.0
- ---------------------------------------------------------------------------------------------------------
STEEL SHIPMENTS BY MARKET

 Steel service centers                               2,795       2,837       2,680       2,364      3,425
 Further conversion                                  2,390       2,248       1,565       1,354      1,657
 Transportation                                      2,023       1,805       1,553       1,293      1,502
 Containers                                            995         840         715         754        895
 Construction                                          738         669         598         840      1,134
 Export                                                375         359         629       1,314        926
 All other                                           1,252       1,211       1,114         927      1,500
                                                    -----------------------------------------------------
       Total                                        10,568       9,969       8,854       8,846     11,039
- ---------------------------------------------------------------------------------------------------------

(a) In July 1991, U. S. Steel closed all iron and steel producing operations at Fairless (PA) Works. In April 1992, U. S. Steel closed South (IL) Works.

(b) In June 1993, U. S. Steel sold the Cumberland coal mine. In March 1994,
    U. S. Steel closed the Maple Creek coal mine.

(c) U. S. Steel ceased production of structural products when South Works closed in April 1992.

THE STEEL GROUP
Management's Discussion and Analysis

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

     THE U. S. STEEL GROUP'S SALES increased by $454 million in 1994 from 1993, following an increase of $693 million in 1993 from 1992. The increase in 1994 primarily reflected an increase in steel shipment volumes of approximately 0.6 million tons, higher average steel prices and increased commercial shipments of coke, partially offset by lower commercial shipments of coal. The increase in 1993 relative to 1992 primarily reflected an increase in steel shipment volumes of approximately 1.1 million tons, higher average steel prices and increased commercial shipments of taconite pellets and coke.

     THE U. S. STEEL GROUP REPORTED OPERATING INCOME of $313 million in 1994, compared with an operating loss of $149 million in 1993 and an operating loss of $241 million in 1992. The 1993 operating loss included a $342 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad ("B&LE litigation") (which also resulted in $164 million of interest costs) (see Note 5 to the U. S. Steel Group Financial Statements) and restructuring charges of $42 million related to the planned closure of the Maple Creek coal mine and preparation plant. Excluding these items, operating results in 1994 improved by $78 million over 1993 primarily due to higher steel prices and shipment volumes. These were partially offset by higher pension, labor and scrap metal costs, the absence of a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits, the adverse effects of utility curtailments and other severe winter weather complications, a caster fire at Mon Valley Works and planned outages for modernization of the Gary Works hot strip mill and pickle line.

     The operating loss in 1992 included a charge of $10 million for completion of the portion of the 1991 restructuring plan related to steel facilities. Excluding the effect of this item and the 1993 items previously discussed, operating results increased by $466 million from 1992 to 1993. The increase in 1993 was primarily due to higher steel shipment volumes and prices, improved operating efficiencies and lower accruals for environmental and legal contingencies, other than the B&LE litigation mentioned above. In addition, 1993 results benefited from a $39 million favorable effect from the utilization of funds from previously established insurance reserves, as discussed above, lower provisions for loan losses by USX Credit and the absence of a 1992 unfavorable effect of $28 million resulting from market valuation provisions for foreclosed real estate assets. These were partially offset by higher hourly steel labor costs, unfavorable effects associated with pension and other employee benefits, lower results from coal operations and a $21 million increase in operating costs related to the adoption of Statement of Financial Accounting Standards No. 112 - Employers' Accounting for Post Employment Benefits ("SFAS No. 112").

     OTHER INCOME was $75 million in 1994, compared with $210 million in 1993 and $5 million in 1992. Results in 1993 included higher gains from the disposal of assets, including the sale of the Cumberland coal mine, the realization of a $70 million deferred gain resulting from the collection of a subordinated note related to the 1988 sale of Transtar, Inc. ("Transtar") (which also resulted in $37 million of interest income) and the sale of an investment in an insurance

Management's Discussion and Analysis continued

company. Excluding these items, results in 1994 improved by $50 million over 1993 mainly due to increased income from equity affiliates.

     INTEREST AND OTHER FINANCIAL INCOME was $12 million in 1994, compared with $59 million in 1993 and $18 million in 1992. The 1993 amount included $37 million of interest income resulting from the collection of the Transtar note, as previously mentioned.

     INTEREST AND OTHER FINANCIAL COSTS were $152 million in 1994, compared with $330 million in 1993 and $176 million in 1992. The 1993 amount included $164 million of interest expense related to the B&LE litigation.

     THE PROVISION FOR ESTIMATED INCOME TAXES in 1994 was $47 million, compared with credits of $41 million in 1993 and $123 million in 1992. The provision for 1994 included a one-time $32 million deferred tax benefit related to an excess of tax over book basis in an equity affiliate (see Note 12 to the U. S. Steel Group Financial Statements). The credit for 1993 included a $15 million favorable effect associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax assets as of January 1, 1993, offset by adjustments for prior years' Internal Revenue Service examinations.

     NET INCOME in 1994 was $201 million, compared with a net loss of $238 million in 1993 and a net loss of $1.606 billion in 1992. Excluding the unfavorable cumulative effect of changes in accounting principles, which totaled $69 million and $1.335 billion in 1993 and 1992, respectively, net income increased $370 million in 1994 from 1993, compared with an increase of $102 million in 1993 from 1992. The changes in net income primarily reflect the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     CURRENT ASSETS at year-end 1994 increased $218 million from year-end 1993 primarily due to an increase in deferred income tax benefits and trade receivables partially offset by a decrease in cash and cash equivalent balances. The U. S. Steel Group financial statements reflect current and deferred tax assets and liabilities that relate to tax attributes utilized and recognized on a consolidated basis and attributed in accordance with the USX Corporation ("USX") group tax allocation policy. See Notes 3 and 12 to the U. S. Steel Group Financial Statements.

     CURRENT LIABILITIES in 1994 decreased $356 million from 1993 primarily due to a decrease in accounts payable that principally resulted from payments of $367 million in 1994 relative to the B&LE litigation.

     TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1994 was $1.453 billion. The $109 million decrease from year-end 1993 reflected, in part, a reduction of cash and cash equivalent balances. An additional decrease resulted from the U. S. Steel Group's adoption of the equity method of accounting for RMI Titanium Company. The amount of total long-term debt, as well as the amount shown as notes payable, principally represented the U. S. Steel Group's portion of USX debt attributed to all three groups. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX. For a discussion of financial obligations and the issuance of Steel Stock, see Management's Discussion and Analysis of Cash Flows below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

     THE U. S. STEEL GROUP'S NET CASH PROVIDED FROM OPERATING ACTIVITIES in 1994 was $44 million, compared with $86 million in 1993. The 1994 and 1993 periods reflect payments of $367 million and $219 million, respectively, to satisfy substantially all judgments from the B&LE litigation. In addition, the 1993 period was negatively affected by payments of $95 million related

Management's Discussion and Analysis continued

to the settlement of the Energy Buyers litigation offset by a $103 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits. Excluding these items, net cash provided from operating activities improved by $114 million in 1994.

     The U. S. Steel Group's net cash provided from operating activities in 1993, excluding the previously mentioned items, was $297 million compared with net cash used in operating activities of $89 million in 1992. The increase mainly reflected improved profitability.

     CAPITAL EXPENDITURES totaled $248 million in 1994, compared with $198 million in 1993 and $298 million in 1992. Spending over this period included completion of the continuous caster at Mon Valley Works and modernization of the hot strip mill and electrogalvanizing line at Gary Works. Increased spending in 1994 compared with 1993 reflected modernization of the pickle line at Gary Works, replacement of a coke oven gas transmission line from Clairton to Mon Valley and the preparation for a blast furnace reline at Mon Valley Works. Contract commitments for capital expenditures at year-end 1994 were $125 million, compared with $105 million at year-end 1993. Capital expenditures for 1995 are expected to be approximately $300 million and will include spending on a degasser at Mon Valley Works, a granulated coal injection facility at Fairfield Works' blast furnace, a galvanizing line in the southern United States, as well as additional environmental expenditures. Capital expenditures in 1996 and 1997 are currently expected to remain at about the same level as in 1995.

     CASH FROM DISPOSAL OF ASSETS totaled $19 million in 1994, compared with $291 million in 1993 and $39 million in 1992. The 1993 amount primarily reflected the realization of proceeds from a subordinated note related to the 1988 sale of Transtar and the sales of the Cumberland coal mine and investments in an insurance company and a foreign manganese mining affiliate.

     FINANCIAL OBLIGATIONS decreased by $20 million in 1994, compared with a decrease of $730 million in 1993 and an increase of $203 million in 1992. The decrease in 1994 primarily reflected the effects of proceeds from the issuance of USX - U. S. Steel Group Common Stock ("Steel Stock") and a reduction of cash and cash equivalent balances, partially offset by the net effects of cash from operating, investing and other financing activities. These obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups as well as debt and financing agreements specifically attributed to the U. S. Steel Group. For a discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

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

     STEEL STOCK ISSUED totaled $221 million in 1994, $366 million in 1993 and $212 million in 1992. This included public offerings of 5,000,000 shares in 1994 for net proceeds of $201 million, 10,000,000 shares in 1993 for net proceeds of $350 million and 8,050,000 shares in 1992 for net proceeds of $198 million. These amounts were reflected in their entirety in the U. S. Steel Group financial statements.

PENSION PLAN ACTIVITY

     In accordance with USX's long-term funding practice, which is designed to maintain an appropriate funded status, USX will resume funding the U. S. Steel Group's principal pension plan in amounts of approximately $100 million per year commencing with the 1994 plan year. The funding for the 1994 plan year and possibly the 1995 plan year will take place in 1995.

Management's Discussion and Analysis continued

RATING AGENCY ACTIVITY

     In September 1993, Standard & Poor's Corp. lowered its ratings on USX's and Marathon Oil Company's ("Marathon") senior debt to below investment grade (from BBB- to BB+) and on USX's subordinated debt, preferred stock and commercial paper. In October 1993, Moody's Investors Services, Inc. ("Moody's") confirmed its Baa3 investment grade ratings on USX's and Marathon's senior debt. Moody's also confirmed its ratings on USX's subordinated debt and commercial paper, but lowered its ratings on USX's preferred stock from ba1 to ba2. The ratings described above remain unchanged.

HEDGING ACTIVITY

     The U. S. Steel Group engages in hedging activities in the normal course of its business. Commodity swaps are used to hedge exposure to price fluctuations relevant to the purchase of natural gas. While hedging activities are generally used to reduce risks from unfavorable price movements, they also may limit the opportunity to benefit from favorable movements. The U. S. Steel Group's hedging activities have not been significant in relation to its overall business activity. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the U. S. Steel Group. See Notes 2 and 24 to the U. S. Steel Group Financial Statements.

LIQUIDITY

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods.

     The U. S. Steel Group's environmental expenditures for the last three years were:

(Dollars in millions)                                                     1994         1993         1992
- ---------------------------------------------------------------------------------------------------------
Capital                                                                 $    57      $    53      $    52
Compliance(a)
 Operating & Maintenance                                                    202          168          157
 Remediation(b)                                                              32           19           11
                                                                        -------      -------      -------
Total U. S. Steel Group                                                 $   291      $   240      $   220
- ---------------------------------------------------------------------------------------------------------

(a) Based on U.S. Department of Commerce survey guidelines.
(b) These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves.

     The U. S. Steel Group's environmental capital expenditures accounted for 23%, 27% and 17% of total capital expenditures in 1994, 1993 and 1992, respectively.

Management's Discussion and Analysis continued

     Compliance expenditures represented 4% of the U. S. Steel Group's total operating costs in 1994, and 3% in both 1993 and 1992. Remediation spending during 1992 to 1994 was mainly related to dismantlement and restoration activities at former and present operating locations.

     USX has been notified that it is a potential responsible party ("PRP") at 28 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1994. In addition, there are 24 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 44 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 26 to the U. S. Steel Group Financial Statements.

     New or expanded environmental requirements, which could increase the U. S. Steel Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to accurately predict the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the U. S. Steel Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1995. The U. S. Steel Group's capital expenditures for environmental controls are expected to be approximately $60 million in 1995. These amounts will primarily be spent on projects at Gary Works. Predictions beyond 1995 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $70 million in 1996; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The U. S. Steel Group reported operating income of $313 million in 1994, compared with operating losses of $149 million in 1993 and $241 million in 1992. The operating loss for 1993 included a $342 million charge for the B&LE litigation. The 1993 and 1992 operating losses

Management's Discussion and Analysis continued

included restructuring charges of $42 million and $10 million, respectively, which are discussed below.

                                      OPERATING INCOME (LOSS)

(Dollars in millions)                                                     1994         1993*        1992*
- ---------------------------------------------------------------------------------------------------------
Steel and Related Businesses                                            $  239       $  123       $ (140)
Administrative and Other Businesses                                         74         (230)         (91)
Restructuring                                                                -          (42)         (10)
                                                                        ------       ------       ------
Total                                                                   $  313       $ (149)      $ (241)
- ---------------------------------------------------------------------------------------------------------

* Certain reclassifications have been made to conform to 1994 classifications.

     STEEL AND RELATED BUSINESSES recorded operating income of $239 million in 1994, compared with operating income of $123 million in 1993 and an operating loss of $140 million in 1992. Results in 1993 benefited from a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits. Excluding this item, operating results for 1994 improved by $155 million over 1993 primarily due to higher steel shipment volumes and prices. These positive factors were partially offset by higher pension, labor and scrap metal costs, the adverse effects of utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for modernization of the Gary Works hot strip mill and pickle line.

     The improvement in 1993 compared with 1992, excluding the item mentioned above, was mainly due to higher steel shipment volumes and prices, improved operating efficiencies and lower accruals for environmental and legal contingencies. These benefits were partially offset by higher hourly steel labor costs, unfavorable effects associated with pension and other employee benefits, including higher costs following the adoption of SFAS No. 112 and lower results from coal operations.

     Average realized steel prices improved $19 per ton in 1994, compared with an $8 per ton improvement in 1993.

     Steel shipments were 10.6 million tons in 1994, compared with 10.0 million tons in 1993 and 8.8 million tons in 1992. U. S. Steel Group shipments comprised approximately 11% of the domestic steel market in 1994. Exports accounted for approximately 4% of U. S. Steel Group shipments in 1994, compared with 4% in 1993 and 7% in 1992.

     Raw steel production was 11.7 million tons in 1994, compared with 11.3 million tons in 1993 and 10.4 million tons in 1992. Raw steel produced was nearly 100% continuous cast in 1994 and 1993 versus 83% in 1992. U. S. Steel completed its continuous cast modernization program with the start-up of the Mon Valley Works continuous caster in August 1992. Raw steel production averaged 97% of capability in 1994, compared with 96% of capability in 1993 and 86% of capability in 1992. As a result of improvements in operating efficiency, U. S. Steel has increased its stated annual raw steel production capability by 0.5 million tons to 12.5 million tons for 1995.

     Oil country tubular goods ("OCTG") accounted for 3.6% of U. S. Steel Group shipments in 1994. On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with the U.S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of OCTG. On August 15, 1994, the ITC unanimously issued a preliminary ruling that there is a reasonable indication that domestic OCTG producers may have been injured by illegal subsidies and dumping. By the end of January 1995, Commerce had issued its preliminary determinations of the applicable margins of dumping and subsidies in the OCTG cases. Total margins ranging from 44.2% to 51.2% were found against producers in Austria, Italy and Japan. The total margin against Union Steel of Korea was 12.17% and against producers in Argentina was 0.61%. No margins were found for producers in Mexico

Management's Discussion and Analysis continued

and Spain as well as for Hyundai of Korea. Commerce is scheduled to make final determinations of applicable margins in June, and it is anticipated that the ITC will render its final determinations of injury to the domestic industry in July. USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group. For additional information regarding levels of imported steel, see Outlook below.

     The U. S. Steel Group depreciates steel assets by modifying straight-line depreciation based on the level of production. Depreciation charges for 1994, 1993 and 1992 were 102%,100% and 91%, respectively, of straight-line depreciation based on production levels for each of the years. The U. S. Steel Group does not expect that depreciation charges in 1995 will be materially impacted as a result of the increase in raw steel production capability discussed above. See Note 2 to the U. S. Steel Group Financial Statements.

     The U. S. Steel Group entered into a five and one-half year contract with the United Steelworkers of America, effective February 1, 1994, covering approximately 15,000 employees. The agreement will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the agreement. The agreement also provided for the establishment of a Voluntary Employee Benefit Association Trust to prefund health care and life insurance benefits for retirees covered under the agreement. A payment of $25 million was made in the first quarter of 1995 relative to the 1994 contract year, with additional funding of $10 million expected later in 1995 and $10 million per year thereafter for the duration of the contract. The funding of the trust will have no immediate effect on income of the U. S. Steel Group. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U.
S. Steel's competitive position with regard to such other competitors will be materially affected by this agreement.

     The U. S. Steel Group has certain profit sharing plans in place that will require payments of approximately $10 million to be made in 1995 based on 1994 results. Improved financial results in 1995 could increase costs associated with these plans, with payments required in 1996.

     In October 1994, the U. S. Steel Group entered into a letter of intent with Nucor Corporation and Praxair, Inc. for the establishment of a joint venture to develop a new technology to produce steel directly from iron carbide. The parties would initially conduct a feasibility study of the iron carbide to steel process. If the feasibility study proves successful, the joint venture company would construct a demonstration plant to develop and evaluate the commercial feasibility of the steelmaking process.

     ADMINISTRATIVE AND OTHER BUSINESSES includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Administrative and Other Businesses recorded operating income of $74 million in 1994, compared with operating losses of $230 million in 1993 and $91 million in 1992. The 1993 operating loss included a $342 million charge for the B&LE litigation (see Note 5 to the U. S. Steel Group Financial Statements). Excluding this item, operating results decreased $38 million in 1994 and increased $203 million in 1993 primarily due to a charge incurred in 1992 to cover the amount of the award in the Energy Buyers litigation and a credit in 1993 as a result of the settlement of all claims in the case. In addition, 1992 results included a $28 million charge resulting from market valuation provisions for foreclosed real estate assets and as well as provisions for loan losses by USX Credit. Loan losses were $11 million in 1994, $11 million in 1993 and $42 million in 1992.

     The pension credits referred to in Administrative and Other Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $120 million, $202 million and $231 million in 1994, 1993 and 1992, respectively. The decrease over the three-year period was primarily due to a lower expected long-term rate of return on plan assets. In 1995, net pension credits are expected to remain at

Management's Discussion and Analysis continued

approximately the same level as in 1994. See Note 10 to the U. S. Steel Group Financial Statements.

     The U. S. Steel Group's 1993 operating loss included restructuring charges of $42 million related to the planned closure of the Maple Creek coal mine and preparation plant. The 1992 loss included a charge of $10 million for completion of the portion of the 1991 restructuring plan related to steel facilities.

     In December 1994, the U. S. Steel Group and Maple Creek Mining, Inc. entered into a letter of intent for the sale of the Maple Creek Mine and Preparation Plant. The parties intend to close the sale in April 1995 contingent on certain conditions, including financing and governmental approvals. Completion of the sale is not expected to have a material effect on the U. S. Steel Group's financial statements.

OUTLOOK

     Based on strong recent order levels and favorable steel market conditions, the U. S. Steel Group anticipates that steel demand will remain strong in 1995, although domestic industry shipments for 1995 may decrease slightly from the 1994 level of 95 million tons. Market prices for steel products have generally remained firm because of strong demand. Price increases for most steel products were implemented effective January 1, 1995, including increases in long-term contract prices with several major customers. Additional price increases for sheet products have been announced effective July 2, 1995.

     Steel imports to the United States accounted for an estimated 25%, 19% and 17% of the domestic steel market in 1994, 1993 and 1992, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     U. S. Steel Group shipments in the first quarter of 1995 are expected to be lower than the previous quarter as some customers increased purchases prior to the January 1, 1995 price increases, and there may be some weakness in shipments to automotive companies which have recently announced some reductions in build schedules. During the first quarter of 1995, raw steel production will be reduced by planned blast furnace outages at Gary Works and Fairfield Works.

     The Financial Accounting Standards Board intends to issue "Accounting for the Impairment of Long-Lived Assets" in the near future. This standard, which is expected to be effective for 1996, requires that operating assets be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash writedown of operating assets, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX will be initiating an extensive review to implement the anticipated standard and, at this time, cannot provide an assessment of either the impact or the timing of adoption, although it is possible that the U. S. Steel Group may be required to recognize certain charges upon adoption. Under current accounting policy, USX generally has only impaired property, plant and equipment under the provisions of Accounting Principles Board Opinion No. 30 and its interpretations.

DELHI GROUP


Index to Financial Statements, Supplementary Data and
Management's Discussion and Analysis


                                                                                                  PAGE
                                                                                                  ----
Explanatory Note Regarding Financial Information................................................   D-2

Management's Report.............................................................................   D-3

Audited Financial Statements:

 Report of Independent Accountants..............................................................   D-3
 Statement of Operations........................................................................   D-4
 Balance Sheet..................................................................................   D-5
 Statement of Cash Flows........................................................................   D-6
 Notes to Financial Statements..................................................................   D-7

Principal Unconsolidated Affiliates.............................................................   D-18

Selected Quarterly Financial Data...............................................................   D-19

Five-Year Operating Summary ....................................................................   D-20

Management's Discussion and Analysis............................................................   D-21

DELHI GROUP

Explanatory Note Regarding Financial Information

     Although the financial statements of the Delhi Group, the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Delhi Group, the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX - Delhi Group Common
Stock, USX - Marathon Group Common Stock and USX - Steel Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Delhi Group financial information.

Management's Report

The accompanying financial statements of the Delhi Group are the responsibility of and have been prepared by USX Corporation (USX) in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The Delhi Group financial information displayed in other sections of this report is consistent with these financial statements.

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

Charles A. Corry                Robert M. Hernandez          Lewis B. Jones
Chairman, Board of Directors    Vice Chairman                Vice President
Chief Executive Officer         & Chief Financial Officer    & Comptroller

Report of Independent Accountants

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages
D-4 through D-18 present fairly, in all material respects, the financial position of the Delhi Group at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 11, page D-13, in 1992 USX adopted a new accounting standard for income taxes.

     The Delhi Group is a business unit of USX Corporation (as described in Note 1, page D-7); accordingly, the financial statements of the Delhi Group should be read in connection with the consolidated financial statements of USX Corporation.

Price Waterhouse LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 14, 1995

Statement of Operations

(Dollars in millions, except per share data)                             1994         1993         1992
- --------------------------------------------------------------------------------------------------------
SALES (Note 1,  page D-7)                                            $   566.9    $   534.8    $   457.8

OPERATING COSTS:
 Cost of sales (excludes items shown below) (Note 8,  page D-11)         498.5        426.7        349.0
 Selling, general and administrative expenses                             28.7         28.6         28.8
 Depreciation, depletion and amortization                                 30.1         36.3         40.2
 Taxes other than income taxes                                             8.0          7.6          7.2
 Restructuring charges (Note 4, page D-10)                                37.4            -            -
                                                                     ---------    ---------    ---------
      Total operating costs                                              602.7        499.2        425.2
                                                                     ---------    ---------    ---------

OPERATING INCOME (LOSS)                                                  (35.8)        35.6         32.6
Other income (loss) (Note 8,  page D-11)                                   (.9)         5.2          1.7
Interest and other financial costs (Note 8,  page D-11)                  (11.8)       (10.5)        (4.6)
                                                                     ---------    ---------    ---------

TOTAL INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               (48.5)        30.3         29.7
Less provision (credit) for estimated income taxes
(Note 11,  page D-13)                                                    (17.6)        18.1         11.1
                                                                     ---------    ---------    ---------
TOTAL INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                                 (30.9)        12.2         18.6

Cumulative effect of change in accounting principle:
 Income taxes (Note 11,  page D-13)                                          -            -         17.9
                                                                     ---------    ---------    ---------

NET INCOME (LOSS)                                                        (30.9)        12.2    $    36.5
                                                                                               =========
Dividends on preferred stock                                               (.1)         (.1)
Net loss (income) applicable to Retained Interest                         10.1         (4.3)
                                                                     ---------    ---------
NET INCOME (LOSS) APPLICABLE TO OUTSTANDING DELHI STOCK              $   (20.9)   $     7.8
                                                                     =========    =========
- ----------------------------------------------------------------------------------------------------------


Income Per Common Share of Delhi Stock

(Dollars in millions, except per share data)                             1994         1993        1992(a)
- ----------------------------------------------------------------------------------------------------------
Net income (loss) applicable to outstanding Delhi Stock              $   (20.9)   $     7.8    $      2.0
PRIMARY AND FULLY DILUTED PER SHARE:
Net income (loss) applicable to outstanding Delhi Stock              $   (2.22)   $     .86    $      .22
Weighted average shares, in thousands
                 -  primary and fully diluted                            9,407        9,067         9,001
- ----------------------------------------------------------------------------------------------------------

(a)   For period from October 2, 1992, to December 31, 1992.
See Note 1, page D-7, for basis of presentation and Note 19, page D-16, for a description of net income per common share.


Pro Forma Income Per Common Share of Delhi Stock (Unaudited)

(Dollars in millions, except per share data)                                                       1992
- ----------------------------------------------------------------------------------------------------------
Pro forma income before cumulative effect of change in
 accounting principle                                                                          $     13.8
Pro forma income before cumulative effect of change in
 accounting principle applicable to outstanding Delhi Stock                                           8.8
Pro forma income before cumulative effect of change in
 accounting principle applicable to outstanding Delhi Stock  -
 per share                                                                                            .98
Pro forma average shares, in thousands                                                              9,000
- ----------------------------------------------------------------------------------------------------------

See Note 24, page D-18, for a description of pro forma income per common share. The accompanying notes are an integral part of these financial statements.

Balance Sheet


(Dollars in millions)                     December 31                                 1994         1993
- --------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                                        $      .1    $     3.8
 Receivables less allowance for doubtful accounts
   of $.7 and $.5 (Note 16,  page D-14)                                                12.5         24.2
 Receivable from other groups                                                            .2         -
 Inventories (Note 14,  page D-14)                                                      9.9          9.6
 Other current assets                                                                   3.1          2.8
                                                                                  ---------    ---------
      Total current assets                                                             25.8         40.4

Long-term receivables and other investments (Note 13,  page D-14)                      17.0         19.3
Property, plant and equipment - net (Note 15,  page D-14)                             475.6        521.8
Other noncurrent assets                                                                 2.8          1.9
                                                                                  ---------    ---------
      Total assets                                                                $   521.2    $   583.4
- --------------------------------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
 Accounts payable                                                                 $    71.8    $    88.9
 Payable to other groups (Note 9,  page D-12)                                           1.4           .3
 Payroll and benefits payable                                                           4.7          2.2
 Accrued taxes                                                                          7.6          8.1
 Accrued interest                                                                       2.4          2.7
 Long-term debt due within one year (Note 6,  page D-10)                                1.5           .6
                                                                                  ---------    ---------
      Total current liabilities                                                        89.4        102.8

Long-term debt (Note 6,  page D-10)                                                   106.0        109.9
Long-term deferred income taxes (Note 11,  page D-13)                                 135.4        154.0
Deferred credits and other liabilities                                                 14.8         11.2
Preferred stock of subsidiary (Note 5,  page D-10)                                      3.8         -
                                                                                  ---------    ---------
      Total liabilities                                                               349.4        377.9

EQUITY (Note 17,  page D-15)

Preferred stock                                                                         2.5          2.5
Common stockholders' equity                                                           169.3        203.0
                                                                                  ---------    ---------
      Total equity                                                                    171.8        205.5
                                                                                  ---------    ---------
      Total liabilities and stockholders' equity                                  $   521.2    $   583.4
- --------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                                    1994         1993         1992
- --------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                                     $  (30.9)    $   12.2     $   36.5
Adjustments to reconcile to net cash provided from
 operating activities:

 Accounting principle change                                               -            -          (17.9)
 Depreciation, depletion and amortization                                 30.1         36.3         40.2
 Pensions                                                                  2.5          1.5           .6
 Deferred income taxes                                                   (20.9)         4.5         (1.0)
 Gain on disposal of assets                                                (.8)        (2.9)         (.6)
 Restructuring charges                                                    37.4          -            -
 Changes in: Current receivables - sold                                   (5.4)         3.5         14.7
                                 - operating turnover                     16.8        (15.2)        (4.6)
               Inventories                                                 (.3)        (1.2)         2.5
               Current accounts payable and accrued expenses             (11.6)         (.5)         6.6
 All other items - net                                                     3.0         (5.0)        (1.2)
                                                                      --------     --------     --------
   Net cash provided from operating activities                            19.9         33.2         75.8
                                                                      --------     --------     --------

INVESTING ACTIVITIES:
Capital expenditures                                                     (32.1)       (42.6)       (26.6)
Disposal of assets                                                        11.8          4.2           .9
All other items - net                                                       .4          1.2         (2.0)
                                                                      --------     --------     --------
   Net cash used in investing activities                                 (19.9)       (37.2)       (27.7)
                                                                      --------     --------     --------

FINANCING ACTIVITIES (Note 3,  page D-9)
Delhi Group activity - USX debt attributed to all groups - net            (4.5)        10.6        (17.0)
Attributed preferred stock of subsidiary                                   3.7          -            -
Transactions with USX through October 2, 1992                              -            -          (43.4)
Cash attributed to the Delhi Group on October 2, 1992                      -            -           13.2
Dividends paid                                                            (1.9)        (1.9)         (.5)
Payment attributed to Retained Interest                                   (1.0)        (1.0)         (.3)
                                                                      --------     --------     --------
   Net cash provided from (used in) financing activities                  (3.7)         7.7        (48.0)
                                                                      --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (3.7)         3.7           .1

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             3.8           .1          -
                                                                      --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $     .1     $    3.8     $     .1
- --------------------------------------------------------------------------------------------------------

See Note 7, page D-11, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

                        Notes to Financial Statements

1. BASIS OF PRESENTATION

On October 2, 1992, USX Corporation (USX) publicly sold 9,000,000 shares of a new class of common stock, USX - Delhi Group Common Stock (Delhi Stock), which is intended to reflect the performance of the Delhi Group. As a result, USX has three classes of common stock, the others being USX - Marathon Group Common Stock (Marathon Stock) and USX - U. S. Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Marathon Group and the U.
S. Steel Group, respectively. The Delhi Group includes the businesses of the Delhi Gas Pipeline Corporation (DGP) and certain other subsidiaries of USX. The Delhi Group is engaged in the purchasing, gathering, processing, transporting and marketing of natural gas.

     The financial data for the periods presented prior to October 2, 1992, reflected the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group which were included in the financial statements of the Marathon Group. Beginning October 2, 1992, the financial statements of the Delhi Group include the financial position, results of operations and cash flows for the businesses of the Delhi Group; the effects of the capital structure of the Delhi Group determined by the Board of Directors in accordance with the USX Certificate of Incorporation; and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. Pro forma data is reported for the year 1992 to reflect the results of operations as if the capital structure of the Delhi Group was in effect beginning January 1, 1992 (Note 24, page D-18). The Delhi Group financial statements are prepared using the amounts included in the USX consolidated financial statements.

     The USX Board of Directors has designated 14,003,205 shares of Delhi Stock as the total number of shares of Delhi Stock which it deemed to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group as of December 31, 1994. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,437,891 outstanding shares at December 31, 1994, is approximately 67%. The Marathon Group financial statements reflect a Retained Interest in the Delhi Group of approximately 33% at December 31, 1994. The Retained Interest is subject to reduction as shares of Delhi stock attributed to the Retained Interest are sold. (See Note 3, page D-9, for a description of common stock transactions.)

     Although the financial statements of the Delhi Group, the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Delhi Group, the Marathon Group and the Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Delhi Stock, Marathon Stock and Steel Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock and series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Delhi Group financial information.

     During 1994, 1993 and 1992 sales to one customer who accounted for 10 percent or more of the Delhi Group's total revenues totaled $71.7 million, $76.4 million and $55.4 million, respectively. In addition, sales to several customers having a common parent aggregated $54.7 million, $66.3 million and $63.2 million during 1994, 1993 and 1992, respectively.

- -------------------------------------------------------------------------------
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

PRINCIPLES APPLIED IN CONSOLIDATION - These financial statements include the accounts of the businesses comprising the Delhi Group. Beginning October 2, 1992, the Delhi Group, the Marathon Group and the U. S. Steel Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.

     Investments in jointly-owned gas processing plants are accounted for on a pro rata basis.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

INVENTORIES - Inventories are carried at lower of average cost or market.

HEDGING TRANSACTIONS - The Delhi Group engages in commodity hedging within the normal course of its activities (Note 21, page D-16). Management has been authorized to manage exposure to price fluctuations relevant to the purchase or sale of natural gas through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. Changes in the market value of derivative instruments are deferred and subsequently recognized in income, as sales or cost of sales, in the same period as the hedged item. OTC swaps are off-balance-sheet instruments; therefore, the effect of changes in the market value of such instruments are not recorded until settlement. The margin accounts for open commodity futures contracts, which reflect daily settlements as market values change, are recorded as accounts receivable. Premiums on all commodity-based option contracts are initially based on the amount paid or received; the options' market value is subsequently recorded as accounts receivable or accounts payable, as appropriate.

     Forward currency contracts are used to manage currency risks related to USX attributed debt denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the hedged item; all other gains or losses are recognized in income in the current period as interest income or expense, as appropriate. For balance sheet reporting, net contract values are included in receivables or payables, as appropriate.

     Recorded deferred gains or losses are reflected within other noncurrent assets or deferred credits and other liabilities. Cash flow from the use of derivative instruments are reported in the same category as the hedged item in the statement of cash flows.

PROPERTY, PLANT AND EQUIPMENT - Depreciation is generally computed on a straight-line method based upon estimated lives of assets.

     When an entire pipeline system, plant, major facility or facilities depreciated on an individual basis are sold or otherwise disposed of, any gain or loss is reflected in income. Proceeds from disposal of other facilities depreciated on a group basis are credited to the depreciation reserve with no immediate effect on income.

INSURANCE - The Delhi Group is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

POSTEMPLOYMENT BENEFITS - In 1993, USX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The Delhi Group is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims is measured using actuarial techniques and assumptions including appropriate discount rates. The effects in 1993 were not material.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1994 classifications.

- -------------------------------------------------------------------------------
3. CORPORATE ACTIVITIES

Beginning October 2, 1992, the following corporate activities were reflected in the Delhi Group financial statements.

FINANCIAL ACTIVITIES - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. The initial capital structure of the Delhi Group determined by the Board of Directors pursuant to the USX Certificate of Incorporation as of June 30, 1992, reflects the Delhi Group's portion of USX's financial activities attributed to each of the three groups. Subsequent to June 30, 1992, transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Delhi Group, as well as to the Marathon Group and the U. S. Steel Group, based upon the cash flows of each group for the periods presented. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 5, page D-10 for the Delhi Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collateralized financings, production payment financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

CORPORATE GENERAL & ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the Delhi Group, the Marathon Group and the U. S. Steel Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. Such costs were also reflected in the historical financial data of the businesses of the Delhi Group. The costs allocated to the Delhi Group were $1.7 million, $1.4 million and $1.5 million in 1994, 1993 and 1992, respectively, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

COMMON STOCK TRANSACTIONS - The proceeds from issuances of Delhi Stock representing shares attributable to the Retained Interest will be reflected in the financial statements of the Marathon Group (Note 1, page D-7). All proceeds from issuances of additional shares of Delhi Stock not deemed to represent the Retained Interest will be reflected in their entirety in the financial statements of the Delhi Group. When a dividend or other distribution is paid or distributed in respect to the outstanding Delhi Stock, or any amount paid to repurchase shares of Delhi Stock generally, the Marathon Group financial statements are credited, and the Delhi Group financial statements are charged, with the aggregate transaction amount times the quotient of the Retained Interest divided by the Delhi Fraction.

INCOME TAXES - All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds will be reflected in the Delhi Group, the Marathon Group and the U. S. Steel Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Delhi Group, the Marathon Group and the U. S. Steel Group, for financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

- -------------------------------------------------------------------------------
4. RESTRUCTURING CHARGES

In mid-1994, the planned disposition of certain nonstrategic gas gathering and processing assets and other investments resulted in a $37.4 million charge to operating income and a $2.5 million charge to other income for the write-down of assets to their estimated net realizable value. Disposition of these assets is expected to be completed in 1995.
- -------------------------------------------------------------------------------

5. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS

The following is Delhi Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in
Note 3, page D-9.


                                                                Delhi Group           Consolidated USX(a)
                                                            -------------------       ------------------
(In millions)                       December 31              1994        1993          1994        1993
- --------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $     .1    $    3.8       $      4   $    196
Receivables(b)                                                  .2         -               11         -
Long-term receivables(b)                                       1.4          .9             70         47
Other noncurrent assets(b)                                      .2          .2             11          9
                                                          ---------   ---------      ---------  --------
   Total assets                                           $    1.9    $    4.9       $     96   $    252
- --------------------------------------------------------------------------------------------------------
Accounts payable(b)                                       $     .1    $     .1       $      3   $      4
Accrued interest                                               2.4         2.7            123        138
Long-term debt due within one year (Note 6,  page D-10)        1.5          .6             74         31
Long-term debt (Note 6,  page D-10)                          106.0       109.9          5,346      5,730
Deferred credits and other liabilities(b)                       .1          .2              3          8
Preferred stock of subsidiary                                  3.8       -                250      -
                                                          --------    --------       --------   --------
   Total liabilities                                      $  113.9    $  113.5       $  5,799   $  5,911
- --------------------------------------------------------------------------------------------------------
Preferred stock                                           $    2.5    $    2.5       $    105   $    105
- --------------------------------------------------------------------------------------------------------

                                                 Delhi Group(c)                    Consolidated USX
                                           ---------------------------        --------------------------
(In millions)                             1994        1993       1992        1994        1993       1992
- --------------------------------------------------------------------------------------------------------
Net interest and other
 financial costs (Note 8,  page D-11)  $  (8.3)    $ (7.7)     $ (2.1)     $ (471)    $  (471)    $ (458)
- --------------------------------------------------------------------------------------------------------

(a) For details of USX long-term debt, preferred stock of subsidiary and preferred stock, see Notes 13, page
    U-20; 24, page U-25; and 18, page U-22, respectively, to the USX consolidated financial statements.
(b) Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
(c) The Delhi Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.
    The costs reported for 1992 are for the period
    October 2, 1992, to December 31, 1992.

- --------------------------------------------------------------------------------
6. LONG-TERM DEBT

The Delhi Group's portion of USX's consolidated long-term debt is as follows:

                                                                Delhi Group           Consolidated USX(a)
                                                           --------------------     --------------------
(In millions)                       December 31              1994        1993          1994        1993
- --------------------------------------------------------------------------------------------------------
Debt attributed to all three groups(b)                    $  108.9    $  112.0       $  5,489   $  5,837
 Less unamortized discount                                     1.4         1.5             69         76
 Less amount due within one year                               1.5          .6             74         31
                                                           --------    --------       --------    ------
   Total long-term debt attributed to all three groups    $  106.0    $  109.9       $  5,346   $  5,730
- --------------------------------------------------------------------------------------------------------

(a) See Note 13, page U-20, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
(b) Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page D-9; 5, page D-10; and 7, page
    D-11).

- --------------------------------------------------------------------------------
7. SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)                                                         1994         1993            1992
- ----------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES INCLUDED:

 Interest and other financial costs paid                          $   (11.2)   $    (9.2)      $    (3.5)
 Income taxes paid including settlements with other groups              (.5)       (22.7)          (12.3)
- ----------------------------------------------------------------------------------------------------------
USX DEBT ATTRIBUTED TO ALL THREE GROUPS - NET:
 Commercial paper:

   Issued                                                         $   1,515    $   2,229       $   2,412
   Repayments                                                        (1,166)      (2,598)         (2,160)
 Credit agreements:
   Borrowings                                                         4,545        1,782           6,684
   Repayments                                                        (5,045)      (2,282)         (7,484)
 Other credit arrangements - net                                      -              (45)            (22)
 Other debt:
   Borrowings                                                           509          791             742
   Repayments                                                          (791)        (318)           (381)
                                                                  ---------    ---------       ---------
      Total                                                       $    (433)   $    (441)      $    (209)
                                                                  =========    =========       =========
Delhi Group activity (from October 2, 1992)                       $      (5)   $      11       $     (17)
Marathon Group activity                                                (371)         261            (410)
U. S. Steel Group activity                                              (57)        (713)            218
                                                                  ---------    ---------       ---------
      Total                                                       $    (433)   $    (441)      $    (209)
- ----------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
 USX debt initially attributed to the Delhi Group                 $   -        $    -          $   116.8
- ----------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
8. OTHER ITEMS

(In millions)                                                         1994         1993            1992
- ----------------------------------------------------------------------------------------------------------
COST OF SALES INCLUDED:
 Gas purchases                                                    $   469.1    $   398.7       $   319.9
 Operating expenses                                                    29.4         28.0            29.1
                                                                  ---------    ---------       ---------
      Total                                                       $   498.5    $   426.7       $   349.0
- ----------------------------------------------------------------------------------------------------------
OTHER INCOME (LOSS):
 Gain on disposal of assets                                       $      .8    $     2.9 (a)   $      .6
 Income from affiliates - equity method                                  .7          1.0             1.1
 Restructuring charge (Note 4,  page D-10)                             (2.5)        -              -
 Other                                                                   .1          1.3           -
                                                                  ---------    ---------       ---------
      Total                                                       $     (.9)   $     5.2       $     1.7
- ----------------------------------------------------------------------------------------------------------
INTEREST AND OTHER FINANCIAL COSTS(b):

 Interest incurred                                                $    (7.2)   $    (7.0)      $    (1.9)
 Financial cost of preferred stock of subsidiary                        (.3)        -              -
 Expenses on sales of accounts receivable (Note 16,  page D-14)        (3.3)        (2.5)           (2.3)
 Amortization of discounts                                              (.8)         (.7)            (.2)
 Other                                                                  (.2)         (.3)            (.2)
                                                                  ---------    ---------       ---------
      Total                                                       $   (11.8)   $   (10.5)      $    (4.6)
- ----------------------------------------------------------------------------------------------------------

(a) Gain includes the sale of Red River Pipeline partnership.
(b) See Note 3, page D-9, for discussion of USX interest and other financial costs attributable to the Delhi Group.

- -------------------------------------------------------------------------------
9. INTERGROUP TRANSACTIONS

SALES AND PURCHASES - Delhi Group sales to the Marathon Group totaled $4.1 million, $4.3 million and $4.3 million in 1994, 1993 and 1992, respectively. Delhi Group purchases from the Marathon Group totaled $41.6 million, $30.3 million and $31.2 million in 1994, 1993 and 1992, respectively. These transactions were conducted on an arm's-length basis. See Note 16, page D-14, for sales of Delhi Group receivables to the Marathon Group.

RECEIVABLE FROM/PAYABLE TO OTHER GROUPS - These amounts represent receivables or payables for income taxes determined in accordance with the tax allocation policy described in Note 11, page D-13. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.

- -------------------------------------------------------------------------------
10. PENSIONS

The Delhi Group has a noncontributory defined benefit plan covering all employees over 21 years of age who have one or more years of continuous service. Benefits are based primarily on years of service and compensation during the later years of employment. The funding policy for the plan provides that payments to the pension trust shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved from time to time. The plan also provides benefits to certain employees of the Marathon Group which are not part of the Delhi Group.

PENSION COST (CREDIT) - The defined benefit cost for 1994, 1993 and 1992 was determined assuming an expected long-term rate of return on plan assets of 9%, 10% and 11%, respectively.

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Cost of benefits earned during the period                            $     1.9    $     1.7    $     1.3
Interest cost on projected benefit
 obligation (6.5% for 1994; 7% for 1993; and 8% for 1992)                  2.8          2.6          2.6
Return on assets  -  actual loss (return)                                   .2         (2.0)        (3.9)
                  -  deferred gain (loss)                                 (2.9)         (.9)          .6
Net amortization of unrecognized losses                                     .2           .1        -
                                                                     ---------    ---------    ---------
      Total periodic pension cost                                          2.2          1.5           .6
Curtailment loss(a)                                                         .2        -            -
                                                                      ---------    ---------    ---------
      Total pension cost                                             $     2.4    $     1.5    $      .6
- --------------------------------------------------------------------------------------------------------

(a) The curtailment loss in 1994 resulted from a work force reduction program.

FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations was 8% and 6.5% at December 31, 1994, and December 31, 1993, respectively. The assumed rate of future increases in compensation levels was 4.5% at both year ends.

(In millions)                             December 31                                 1994         1993
- ----------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:

Projected benefit obligation(b)                                                   $   (35.8)   $   (44.1)
Plan assets at fair market value(c)                                                    27.3         31.2
                                                                                  ---------    ---------
      Assets less than projected benefit obligation                                    (8.5)       (12.9)
 Unrecognized net gain from transition                                                 (2.9)        (3.2)
 Unrecognized prior service cost                                                        3.2          3.7
 Unrecognized net loss                                                                  1.9          8.3
 Additional minimum liability                                                           (.1)       -
                                                                                  ---------    ---------
      Net pension liability included in balance sheet                             $    (6.4)   $    (4.1)
- ----------------------------------------------------------------------------------------------------------
(b) Projected benefit obligation includes:
    Vested benefit obligation                                                     $    27.0    $    30.2
    Accumulated benefit obligation                                                     27.8         32.9

(c) Types of assets held:
    Stocks of other corporations                                                         65%          71%
    U.S. Government securities                                                           20%          21%
    Corporate debt instruments and other                                                 15%           8%
- ----------------------------------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
11. INCOME TAXES

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

     Provisions (credits) for estimated income taxes:


                                1994                            1993                        1992
                   -----------------------------     -------------------------      ----------------------
(In millions)      CURRENT    DEFERRED     TOTAL     Current  Deferred   Total    Current Deferred  Total
- ---------------------------------------------------------------------------------------------------------
Federal             $ 2.7   $ (17.3)    $ (14.6)   $ 11.8      $ 4.8  $ 16.6     $ 11.3  $ (1.1)   $10.2
State and local        .6      (3.6)       (3.0)      1.8        (.3)    1.5         .8      .1       .9
                    -----    ------      ------    ------     ------  ------     ------  ------   ------
      Total         $ 3.3   $ (20.9)    $ (17.6)   $ 13.6      $ 4.5  $ 18.1     $ 12.1  $ (1.0)  $ 11.1
- ---------------------------------------------------------------------------------------------------------


     Reconciliation of federal statutory tax rate (35% in 1994 and 1993, and 34% in 1992) to total provisions (credits):


(In millions)                                                            1994         1993         1992
- ---------------------------------------------------------------------------------------------------------
Statutory rate applied to income before tax                          $   (17.0)   $    10.6     $    10.1
Remeasurement of deferred income tax liabilities for
 statutory rate increase as of January 1, 1993                              -           4.1           -
State income taxes after federal income tax benefit                       (2.0)         1.0            .6
Sale of investment in subsidiary                                            -           2.3           -
Adjustments of prior year's tax                                            1.2          -             -
Other                                                                       .2           .1            .4
                                                                     ---------    ---------     ---------
      Total provisions (credits)                                     $   (17.6)   $    18.1     $    11.1
- ---------------------------------------------------------------------------------------------------------


Deferred tax liabilities primarily relate to property, plant and equipment:

(In millions)                             December 31                                 1994         1993
- ---------------------------------------------------------------------------------------------------------
Deferred tax assets                                                               $     9.6     $     7.7
Deferred tax liabilities                                                              145.5         164.4
                                                                                  ---------     ---------
      Net deferred tax liabilities                                                $   135.9     $   156.7
- ---------------------------------------------------------------------------------------------------------

     The consolidated tax returns of USX for the years 1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

- --------------------------------------------------------------------------------
12. LEASES

       Future minimum commitments for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                   Operating
(In millions)                                                                       Leases
- --------------------------------------------------------------------------------------------------------
1995                                                                                $4.0
1996                                                                                 3.0
1997                                                                                 2.0
1998                                                                                 1.6
1999                                                                                 1.6
Later years                                                                          4.7
Sublease rentals                                                                     (.1)
                                                                                   -----
    Total minimum lease payments                                                  $ 16.8

- --------------------------------------------------------------------------------------------------------

     Operating lease rental expense:

(In millions)                                                            1994         1993         1992
- --------------------------------------------------------------------------------------------------------
Minimum rental                                                       $     5.0      $   5.4      $   8.0
Contingent rental                                                          1.1          1.7          2.0
                                                                     ----------     -------      -------
      Rental expense                                                 $     6.1      $   7.1      $  10.0
- --------------------------------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
13. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

(In millions)                             December 31                                 1994         1993
- ---------------------------------------------------------------------------------------------------------
Receivables due after one year                                                    $     4.5    $      5.1
Forward currency contracts                                                              1.4            .9
Equity method investments(a)                                                           11.0          13.2
Other                                                                                    .1            .1
                                                                                  ----------   ----------
      Total                                                                       $    17.0    $     19.3
- ----------------------------------------------------------------------------------------------------------

(a) The 25% interest in Ozark Gas Transmission System (Ozark) was written down in mid-1994 in connection with the planned disposition of assets (Note 4, page D-10), and recording of equity income was suspended. The sale of Ozark is expected to be completed in the second quarter of 1995, subject to certain government approvals.

      The following financial information summarizes the Delhi Group's share in investments accounted for by the equity method:


(In millions)                                                            1994         1993         1992
- ----------------------------------------------------------------------------------------------------------
Income data - year:
 Sales                                                               $     3.0    $      5.6   $     6.1
 Operating income                                                          1.1           1.9         2.2
 Net income (loss)                                                          .7           1.0         1.1
- ----------------------------------------------------------------------------------------------------------
Partnership distributions                                            $      .4    $      1.3   $      .7
- ----------------------------------------------------------------------------------------------------------
Balance sheet data - December 31:
 Current assets                                                      $     3.9    $      3.0
 Noncurrent assets                                                        11.7          16.6
 Current liabilities                                                       4.6           6.4
- ----------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
14. INVENTORIES

(In millions)                             December 31                                 1994         1993
- ----------------------------------------------------------------------------------------------------------
Natural gas in storage                                                            $      8.2   $      6.8
Natural gas liquids (NGLs) in storage                                                     .4           .4
Materials and supplies                                                                   1.3          2.4
                                                                                  ----------   ----------
      Total                                                                       $      9.9   $      9.6
- ----------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
15. PROPERTY, PLANT AND EQUIPMENT

(In millions)                             December 31                                 1994         1993
- ----------------------------------------------------------------------------------------------------------
Gas gathering systems                                                             $   796.1    $    869.3
Gas processing plants                                                                 120.5         126.4
Other                                                                                  18.5          17.6
                                                                                  ---------    ----------
      Total                                                                           935.1       1,013.3
Less accumulated depreciation, depletion and amortization                             459.5         491.5
                                                                                  ---------    ----------
      Net                                                                         $   475.6    $    521.8
- ----------------------------------------------------------------------------------------------------------

16. SALES OF RECEIVABLES

Certain of the Delhi Group accounts receivables are sold in combination with the Marathon Group receivables under a limited recourse agreement. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. Collections on sold accounts receivable will be forwarded to the buyers at the end of the agreement in 1995, in the event of earlier contract termination or if the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers. The balance of sold accounts receivable averaged $72.5 million, $69.1 million and $56.9 million for the years 1994, 1993 and 1992, respectively. At December 31, 1994, the balance of the Delhi Group's sold accounts receivable that had not been collected was $68.3 million. A substantial portion of the Delhi Group's sales are to local distribution companies and electric utilities. This could impact the Delhi Group's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. The Delhi Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the Delhi Group may be required to forward payments collected on sold Delhi Group accounts receivable to the buyers.

- -------------------------------------------------------------------------------
17. EQUITY

(In millions, except per share data)                                     1994         1993         1992
- --------------------------------------------------------------------------------------------------------
USX EQUITY INVESTMENT:
 Balance at beginning of year                                        $   -        $   -        $   307.9
 Net income                                                              -            -             33.4
 Transactions with USX(a)                                                -            -            (43.4)
 Elimination of USX investment(b)                                        -            -           (297.9)
                                                                     ---------    ---------    ---------
 Balance at end of year                                              $   -        $   -        $   -
- --------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
 Balance at beginning of year                                        $     2.5    $     2.5    $   -
 Attribution of preferred stock                                          -            -              2.5
                                                                     ---------    ---------    ---------
 Balance at end of year                                              $     2.5    $     2.5    $     2.5
- --------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY (Note 3, page D-9):
 Balance at beginning of year                                        $   203.0    $   193.6    $   -
 Net income (loss)                                                       (30.9)        12.2          3.1
 Attribution of USX common stockholders' equity value(b)                 -            -            191.3
 Dividends on Delhi Stock
   (per share: $.20 in 1994 and 1993; and $.05 in 1992)                   (1.8)        (1.8)         (.4)
 Dividends on preferred stock                                              (.1)         (.1)         (.1)
 Payment attributed to Retained Interest (Note 3, page D-9)               (1.0)        (1.0)         (.3)
 Deferred compensation adjustments                                          .1           .1         -
                                                                     ---------    ---------    ---------
 Balance at end of year                                              $   169.3    $   203.0    $   193.6
- --------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           $   171.8    $    205.5   $   196.1
- --------------------------------------------------------------------------------------------------------

(a) Transactions with USX included cash management, intergroup sales and purchases (Note 9, page D-12), settlement of federal income taxes with USX (Note 3, page D-9) and allocation of corporate general and administrative costs (Note 3, page D-9). Cash management reflected net distributions to USX of $65.5 million in 1992.
(b) Pursuant to the USX Certificate of Incorporation and the capital structure of the Delhi Group determined by the Board of Directors, the USX equity investment in the Delhi Group was eliminated on October 2, 1992, in conjunction with the attribution of the Delhi Group's portion of USX's financial activities attributed to all groups (Note 3, page D-9) and the USX common stockholders' equity value, attributed to the 14,000,000 shares of Delhi Stock initially deemed to represent 100% of the initial common stockholders' equity in the Delhi Group.

- -------------------------------------------------------------------------------
18. DIVIDENDS

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

     Dividends on the Delhi Stock are further limited to the Available Delhi Dividend Amount. At December 31, 1994, the Available Delhi Dividend Amount was at least $104.6 million. The Available Delhi Dividend Amount will be increased or decreased, as appropriate, to reflect Delhi Net Income, dividends, repurchases or issuances with respect to the Delhi Stock and preferred stock attributed to the Delhi Group and certain other items.

- -------------------------------------------------------------------------------
19. NET INCOME PER COMMON SHARE

The method of calculating net income (loss) per share for the Delhi Stock, Marathon Stock and Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Delhi Group, the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

     Net income per share applicable to outstanding Delhi Stock is presented for periods subsequent to the October 2, 1992, initial issuance of Delhi Stock. (See
Note 24, page D-18, for pro forma income per common share.)

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

- -------------------------------------------------------------------------------
20. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

USX Stock Plans and Stockholder Rights Plan are discussed in Note 19, page U-23 and Note 23, page U-25, respectively, to the USX consolidated financial statements.

- -------------------------------------------------------------------------------
21. DERIVATIVE FINANCIAL INSTRUMENTS

USX has used forward currency contracts to manage currency risks related to debt denominated in Swiss francs and European currency units, a portion of which has been attributed to the Delhi Group.

     The Delhi Group also has used derivative nonfinancial instruments such as exchange-traded commodity contracts to help protect its natural gas margins.

     The Delhi Group remains at risk for possible changes in the market value of the hedging instrument; however, such risk should be mitigated by price changes in the underlying hedged item. The Delhi Group is also exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.

     The following table sets forth quantitative information for the attributed forward currency contracts:

                                                      FAIR            CARRYING      RECORDED
                                                      VALUE            AMOUNT       DEFERRED     AGGREGATE
                                                     ASSETS            ASSETS        GAIN OR     CONTRACT
(In millions)                                    (LIABILITIES)(a)   (LIABILITIES)    (LOSS)      VALUES(b)
- ----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994:
 Forward currency contracts:
          -  receivable                               $  1.7             $  1.6       $  -          $  4.2
          -  payable                                     (.1)               (.1)          (.1)          .7
                                                      ------             ------       -------       ------
             Total currencies                         $  1.6             $  1.5       $   (.1)      $  4.9
- ----------------------------------------------------------------------------------------------------------
December 31, 1993:
 Forward currency contracts:
          -  receivable                               $  1.0             $   .9       $  -          $  4.2
          -  payable                                     (.3)               (.2)          (.2)         1.0
                                                      ------             ------       -------       ------
             Total currencies                         $   .7             $   .7       $   (.2)      $  5.2
- ----------------------------------------------------------------------------------------------------------

(a) The fair value amounts are based on dealer quoted market prices.
(b) Contract amounts do not quantify risk exposure.

- --------------------------------------------------------------------------------
22. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. As described in Note 3, page D-9, the Delhi Group's specifically attributed financial instruments and the Delhi Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                      1994                   1993
                                                              --------------------    ------------------
                                                              CARRYING     FAIR      Carrying      Fair
 (In millions)                    December 31                  AMOUNT      VALUE      Amount       Value
- --------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
 Cash and cash equivalents                                   $     .1    $     .1    $    3.8   $    3.8
 Receivables                                                     12.1        12.1        24.2       24.2
 Long-term receivables and other investments                    -           -             1.5        1.5
                                                             --------    --------    --------   --------
       Total financial assets                                $   12.2    $   12.2    $   29.5   $   29.5
                                                             ========    ========    ========   ========
FINANCIAL LIABILITIES:
 Accounts payable                                            $   71.8    $   71.8    $   88.9   $   88.9
 Accrued interest                                                 2.4         2.4         2.7        2.7
 Long-term debt (including amounts due within one year)         107.5       104.0       110.5      113.5
                                                             --------    --------    --------   --------
       Total financial liabilities                           $  181.7    $  178.2    $  202.1   $  205.1
- --------------------------------------------------------------------------------------------------------

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

     In addition to certain derivative financial instruments disclosed in Note 21, page D-16, the Delhi Group's unrecognized financial instruments consist of accounts receivables sold subject to limited recourse. It is not practicable to estimate the fair value of this form of financial instrument obligation because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 16, page D-14.

- -------------------------------------------------------------------------------
23. CONTINGENCIES

USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment as discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group.

ENVIRONMENTAL MATTERS -

     The Delhi Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Expenditures for remediation and penalties have not been material.

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1994 and 1993, such capital expenditures totaled approximately $4.6 million and $4.5 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

- --------------------------------------------------------------------------------
24. PRO FORMA INCOME PER COMMON SHARE (UNAUDITED)

Income per share data applicable to outstanding Delhi Stock is reported on a pro forma basis for the year 1992 to reflect the per share income as if the capital structure of the Delhi Group was in effect beginning January 1, 1992. The capital structure of the Delhi Group as of June 30, 1992, was determined by the Board of Directors pursuant to the USX Certificate of Incorporation. Historical income before the cumulative effect of the change in accounting principle was adjusted for the attribution of certain corporate activities (Note 3, page D-9). The pro forma data are not necessarily indicative of the results that would have occurred if the capital structure of the Delhi Group was in effect for the period indicated.

(In millions, except per share data)                                                              1992
- --------------------------------------------------------------------------------------------------------
Historical income before the cumulative effect of the change in
 accounting principle                                                                          $    18.6
Pro forma adjustments(a):
 Net interest and other financial costs                                                             (7.3)
 Credit for estimated income taxes                                                                   2.5
                                                                                                --------
Pro forma income before the cumulative effect of the change in
 accounting principle                                                                          $    13.8
Pro forma dividends on preferred stock(a)                                                            (.1)
Pro forma income applicable to Retained Interest(b)                                                 (4.9)
                                                                                                --------
Pro forma income before the cumulative effect of the change in
  accounting principle applicable to outstanding Delhi Stock                                   $     8.8
Per share data:
 Pro forma income before the cumulative effect of the change in
   accounting principle applicable to outstanding Delhi Stock(c)                               $     .98
 Pro forma average number of shares, in thousands                                                  9,000
- --------------------------------------------------------------------------------------------------------

(a) The adjustment for net interest and other financial costs reflects the weighted average effects of all USX financial activities assumed to be attributed to the Delhi Group for the period prior to October 2, 1992. The adjustment for the provision for estimated income taxes reflects the change in total income before taxes due to recognition of these adjustments. The adjustment to dividends on preferred stock reflects the assumed effects of attributed preferred stock.

(b) Pro forma income applicable to Retained Interest represents the pro forma income before the cumulative effect of the change in accounting principle less dividends on preferred stock, multiplied by the initial Retained Interest of approximately 36%.

(c) Pro forma income per share before the cumulative effect of the change in accounting principle applicable to outstanding Delhi Stock is calculated by dividing the pro forma income before the cumulative effect of the change in accounting principle applicable to outstanding Delhi Stock by the pro forma average number of shares outstanding, which assumes 9,000,000 shares initially sold were outstanding for the period.

                        Principal Unconsolidated Affiliates (Unaudited)

              Company                    Country         % Ownership(a)             Activity
- -----------------------------------------------------------------------------------------------------
Laredo-Nueces Pipeline Company        United States            50%           Natural Gas Transmission
Ozark Gas Transmission System         United States            25%           Natural Gas Transmission
- -----------------------------------------------------------------------------------------------------

(a) Economic interest as of December 31, 1994.

Selected Quarterly Financial Data (Unaudited)

                                                1994                                                  1993
                            ---------------------------------------------     ---------------------------------------------------
(In millions except
per share data)             4TH QTR.    3RD QTR.     2ND QTR.    1ST QTR.     4th Qtr.     3rd Qtr.     2nd Qtr.    1st Qtr.
- ---------------------------------------------------------------------------------------------------------------------------------
Sales                        $ 142.6     $ 133.7       $136.2     $ 154.4       $143.5       $131.3       $129.0       $131.0
Operating income (loss)          5.9         1.8        (46.0)        2.5          5.9          7.8          4.8         17.1
  Operating costs include:
   Restructuring charges        -           -           (37.4)       -            -            -            -            -
Net income (loss)                1.3        (1.0)       (31.6)         .4          2.1          (.7)(a)      2.1          8.7
- ---------------------------------------------------------------------------------------------------------------------------------
DELHI STOCK DATA:
Net income (loss) applicable
  to Delhi Stock              $    .9    $   (.7)      $(21.4)    $    .3       $  1.4       $  (.5)      $  1.3       $  5.6
   -  Per share: primary and
        fully diluted             .09       (.07)       (2.27)        .03          .15         (.05)         .15          .62
Dividends paid per share          .05        .05          .05         .05          .05          .05          .05          .05
Price range of
  Delhi Stock(b):
   -  Low                           9-5/8     12-1/4       12-7/8      13-1/2       15           18-3/4       16-1/2       15-1/4
   -  High                         13-3/4     15           15-7/8      17-7/8       24           24-3/4       21-7/8       19-1/4
- ---------------------------------------------------------------------------------------------------------------------------------

(a) Includes a $4.1 million unfavorable effect associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred income tax liabilities as of January 1, 1993.

(b) Composite tape.

                        Five-Year Operating Summary

                                                                 1994     1993     1992    1991     1990
- --------------------------------------------------------------------------------------------------------
SALES VOLUMES
 Natural gas throughput (billions of cubic feet)
    Natural gas sales                                           227.9    203.2    200.0   195.9    180.0
    Transportation                                               99.1    117.6    103.4    81.0     99.3
                                                              ------------------------------------------
        Total systems throughput                                327.0    320.8    303.4   276.9    279.3
    Trading sales                                                34.6    -        -       -        -
    Partnerships - equity share(a)                                7.1      6.5     10.2    14.5     19.9
                                                              ------------------------------------------
        Total volumes                                           368.7    327.3    313.6   291.4    299.2
                                                              ------------------------------------------
 Natural gas throughput (millions of cubic feet per day)
    Natural gas sales                                           624.5    556.7    546.4   536.7    493.1
    Transportation                                              271.4    322.1    282.6   221.9    272.1
                                                              ------------------------------------------
        Total systems throughput                                895.9    878.8    829.0   758.6    765.2
    Trading sales                                                94.7    -        -       -        -
    Partnerships - equity share(a)                               19.6     17.9     27.8    39.7     54.5
                                                              ------------------------------------------
        Total volumes                                         1,010.2    896.7    856.8   798.3    819.7
 NGLs sales
  Millions of gallons                                           275.8    282.0    261.4   214.7    144.4
  Thousands of gallons per day                                  755.7    772.5    714.2   588.2    395.6
- --------------------------------------------------------------------------------------------------------
GROSS UNIT MARGIN ($/mcf)                                       $0.26    $0.42    $0.44   $0.47    $0.43
- --------------------------------------------------------------------------------------------------------
PIPELINE MILEAGE (INCLUDING PARTNERSHIPS) Arkansas                349      362      377     377      377
  Colorado(b)                                                   -        -           91      91       91
  Kansas(c)                                                     -          164      164     164      164
  Louisiana(c)                                                  -          141      141     142      140
  Oklahoma                                                      2,990    2,908    2,795   2,819    2,800
  Texas(a)(c)                                                   4,060    4,544    4,811   4,764    4,739
                                                              ------------------------------------------
        Total                                                   7,399    8,119    8,379   8,357    8,311
- --------------------------------------------------------------------------------------------------------
PLANTS - OPERATING AT YEAR-END
  Gas processing                                                   15       15       14      14       12
  Sulfur                                                            6        3        3       3        3
- --------------------------------------------------------------------------------------------------------
DEDICATED GAS RESERVES - YEAR-END (billions of cubic feet)
  Beginning of year                                             1,663    1,652    1,643   1,680    1,699
  Additions                                                       431      382      273     255      212
  Production                                                     (334)    (328)    (307)   (275)    (280)
  Revisions/Asset Sales                                          (110)     (43)      43     (17)      49
                                                              ------------------------------------------
        Total                                                   1,650    1,663    1,652   1,643    1,680
- --------------------------------------------------------------------------------------------------------

(a) In January 1993, the Delhi Group sold its 25% interest in Red River
    Pipeline.
(b) In 1993, the Delhi Group sold its pipeline systems located in Colorado.
(c) In 1994, the Delhi Group sold certain pipeline systems associated with the planned disposition of nonstrategic assets.

THE DELHI GROUP
Management's Discussion and Analysis

     The Delhi Group includes Delhi Gas Pipeline Corporation ("DGP") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. Management's Discussion and Analysis should be read in conjunction with the Delhi Group's Financial Statements and Notes to Financial Statements. The financial data presented for the periods prior to October 2, 1992, (with the exception of pro forma data) reflected the combined historical financial position, results of operations and cash flows for the businesses of the Delhi Group. Beginning October 2, 1992, the financial statements of the Delhi Group include the financial position, results of operations and cash flows for the businesses of the Delhi Group and the effects of the capital structure of the Delhi Group which includes a portion of the corporate assets and liabilities and related transactions which are not separately identified with the ongoing operations of USX.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

     Delhi Group sales for each of the last three years were:

(Dollars in millions)             1994         1993         1992
- -----------------------------------------------------------------
Gas sales                       $ 431.1      $ 447.9      $ 371.6
Transportation                     11.7         14.2         14.8
                                -------      -------      -------
Total systems                     442.8        462.1        386.4
Trading sales                      59.8           -            -
Gas processing                     64.1         72.6         70.4
Other                                .2           .1          1.0
                                -------      -------      -------
      Total sales               $ 566.9      $ 534.8      $ 457.8
- -----------------------------------------------------------------

     TOTAL SALES in 1994 increased by 6% from 1993, mainly due to increased volumes from the Delhi Group's trading business and from short-term interruptible ("spot") market sales, partially offset by decreased revenues from Southwestern Electric Power Company ("SWEPCO") and other customers, and lower average prices for natural gas and natural gas liquids ("NGLs"). Total sales in 1993 increased by 17% from 1992, mainly due to increased revenues from premium services and higher average natural gas sales prices.

     The OPERATING LOSS for the Delhi Group was $35.8 million in 1994, compared with operating income of $35.6 million in 1993 and $32.6 million in 1992. The operating loss in 1994 included charges of $37.4 million for the planned disposition of certain non-strategic assets, expenses of $1.7 million related to a work force reduction program, other employment-related costs of $2.0 million and a $1.6 million favorable effect of the settlement of litigation related to a prior-year take-or-pay claim. Operating income in 1993 included favorable effects of $1.8 million for the reversal of a prior-period accrual related to a natural gas contract settlement, $0.8 million related to gas imbalance settlements and a net $0.6 million for a refund of prior years' sales taxes. Excluding the effects of these items, operating income in 1994 was $3.7 million, down $28.7 million from 1993 operating income of $32.4 million. This decrease was due particularly to a decline in gas sales premiums from SWEPCO, as well as lower margins from other customers, partially offset by higher natural gas throughput volumes, and lower depreciation expense due to the previously mentioned asset disposition plan.

Management's Discussion and Analysis continued


     Operating income in 1992 included favorable effects totaling $1.5 million relating to the settlement of various lawsuits and third-party disputes. Excluding the effects of the items noted, operating income in 1993 improved by $1.3 million from 1992, primarily as a result of higher gas sales margin and lower operating and other expenses, partially offset by a 34% decline in gas processing margin from the extraction and sale of NGLs. See Management's Discussion and Analysis of Operations below for further discussion of operating income.

     OTHER LOSS of $0.9 million in 1994 included a $2.5 million restructuring charge, partially offset by a $0.8 million pretax gain on disposal of assets. Other income of $5.2 million in 1993 included a pretax gain of $2.9 million on disposal of assets and a $0.9 million favorable pretax effect recognizing the expiration of certain obligations related to an asset acquisition. The disposal of assets in 1993 included pretax gains of $0.8 million on the sale of non-strategic Colorado gas gathering systems and $1.6 million on the sale of the Delhi Group's interest in a natural gas transmission partnership. The 1993 U.S. income tax provision included a $2.9 million unfavorable tax effect associated with the sale of the transmission partnership interest, which resulted in a $1.3 million net loss on the transaction.

     INTEREST AND OTHER FINANCIAL COSTS increased by $1.3 million in 1994 and $5.9 million in 1993. The increase in 1994 primarily reflected higher expense associated with the sale of certain of the Delhi Group's accounts receivables, as the yield paid to the buyer increased with market interest rates. Interest and other financial costs in 1994 and 1993 included $8.3 million and $7.7 million, respectively, representing the Delhi Group's portion of USX's financial activities attributable to all three groups. Interest and other financial costs in 1992 included interest expense of $2.1 million, representing the Delhi Group's portion of USX's financial activities attributable to all three groups for the period October 2, 1992, through December 31, 1992.

     THE CREDIT FOR ESTIMATED INCOME TAXES was $17.6 million in 1994, compared with provisions of $18.1 million and $11.1 million in 1993 and 1992, respectively. In addition to the previously mentioned $2.9 million unfavorable tax effect associated with the sale of the Delhi Group's interest in a natural gas transmission partnership, the income tax provision for 1993 included a $4.1 million charge associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax liabilities as of January 1, 1993.

     The Delhi Group had a NET LOSS of $30.9 million in 1994, compared with NET INCOME of $12.2 million in 1993 and $36.5 million in 1992. The 1994 net loss primarily reflected second quarter charges for the asset disposition plan and lower premiums from natural gas sales. Excluding the $17.9 million favorable cumulative effect of the 1992 adoption of Statement of Financial Accounting Standards No. 109, net income decreased by $6.4 million in 1993 from 1992. Net income presented for the portion of 1992 relating to the period prior to October 2, 1992, reflected the historical income for the businesses of the Delhi Group. Net income for this period does not reflect interest costs and related income tax amounts of the Delhi Group as it was capitalized in accordance with the USX Certificate of Incorporation effective October 2, 1992. However, pro forma income before the cumulative effect of the change in accounting principle of $13.8 million in 1992 is presented as if the capital structure of the Delhi Group was in effect beginning January 1, 1991. See Note 24 to the Delhi Group Financial Statements.

Management's Discussion and Analysis continued


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     CURRENT ASSETS of $25.8 million at year-end 1994 were $14.6 million lower than the year-end 1993 balance due primarily to a decrease in receivables reflecting, in part, the collection in 1994 of amounts for gas sold to SWEPCO during 1993, related to a natural gas contract dispute which was settled in January 1994. The dispute precluded collection of these receivables in 1993.

     CURRENT LIABILITIES were $89.4 million at year-end 1994, $13.4 million lower than at year-end 1993 due primarily to a decline in accounts payable, mainly reflecting the timing of payments.

     TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1994, was $107.5 million. The $3.0 million decrease from year-end 1993 reflected, in part, a reduction of cash and cash equivalent balances. The amount of total long-term debt represented the Delhi Group's portion of USX debt attributed to all three groups. All of the debt is a direct obligation of, or is guaranteed by, USX. For a discussion of financial obligations, see Management's Discussion and Analysis of Cash Flows below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

     NET CASH PROVIDED FROM OPERATING ACTIVITIES of $19.9 million in 1994 declined $13.3 million from 1993, primarily reflecting the decrease in income, partially offset by favorable working capital changes. These changes mainly reflected the payment of income taxes of $0.5 million in 1994 versus $22.7 million in 1993 and the collection of receivables relating to a natural gas contract dispute with SWEPCO. Cash provided from operating activities in 1993 declined $42.6 million from 1992, primarily reflecting the payment of income taxes totaling $22.7 million in 1993 versus $12.3 million in 1992, an increase in interest paid, a decline in cash realized from the sale of receivables and the delay in collection of receivables mentioned above.

     CAPITAL EXPENDITURES of $32.1 million in 1994 declined by 25% from 1993, following an increase of 60% in 1993 from 1992. Expenditures were primarily for the expansion of existing systems and the acquisition of pipeline systems enabling the Delhi Group to connect additional new dedicated natural gas reserves. Additions to the Delhi Group's dedicated gas reserves totaled 431 billion cubic feet ("bcf"), 382 bcf and 273 bcf in 1994, 1993 and 1992, respectively. Expenditures in all three years included amounts for improvements to and upgrades of existing facilities. Expenditures in 1994 included amounts for a pipeline construction project in western Oklahoma and the purchase of three gas treating facilities in east and west Texas, but were substantially below anticipated levels, primarily due to the termination of negotiations for the purchase of gathering and treating facilities in west Texas. Expenditures in 1993 included amounts for a multi-pipeline interconnection and compression project in the Carthage area of east Texas, the acquisition and connection of a 65-mile gas gathering system in west Texas and the purchase, connection and upgrade of a 30 million cubic feet per day ("mmcfd") cryogenic gas processing facility near existing systems in south Texas.

Management's Discussion and Analysis continued


     Capital expenditures in 1995 are expected to be in the range of $35 million to $45 million. During 1995, the Delhi Group will continue to make capital expenditures to add new dedicated gas reserves, expand existing facilities and acquire new facilities as opportunities arise.

     CASH PROVIDED FROM DISPOSAL OF ASSETS in 1994 totaled $11.8 million, an increase of $7.6 million from 1993, primarily reflecting proceeds of $10.6 million from the sale of non-strategic assets (including the North Louisiana, Denton and Wharton systems) authorized for disposition in 1994. Cash provided from the disposal of assets in 1993 was $4.2 million, an increase of $3.3 million from 1992, primarily reflecting proceeds from the sale of the Delhi Group's interest in a natural gas transmission partnership and the sale of non-strategic gas gathering systems in Colorado.

     FINANCIAL OBLIGATIONS decreased by $0.8 million in 1994. These obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups. The decrease in 1994 primarily reflected a reduction of cash and cash equivalent balances. For discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

PENSION PLAN ACTIVITY

     During 1994, the Delhi Group resumed funding of its pension plan in amounts totaling $0.2 million; funding in 1995 is expected to total approximately $1.1 million.

RATING AGENCY ACTIVITY

     In September 1993, Standard and Poor's Corporation lowered its ratings on USX's and Marathon's senior debt to below investment grade (from BBB- to BB+) and on USX's subordinated debt, preferred stock and commercial paper. In October 1993, Moody's Investors Service, Inc. ("Moody's") confirmed its Baa3 investment grade ratings on USX's and Marathon's senior debt. Moody's also confirmed its ratings on USX's subordinated debt and commercial paper, but lowered its ratings on USX's preferred stock from ba1 to ba2. The ratings described above remain unchanged.

HEDGING ACTIVITY

     The Delhi Group engages in hedging activities in the normal course of its businesses. New York Mercantile Exchange futures contracts and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of natural gas. While hedging activities are generally used to reduce risks from unfavorable price movements, they may also limit the opportunity to benefit from favorable movements. The Delhi Group's hedging activities have not been significant in relation to its overall business activity. However, depending on management's ongoing assessment of market conditions and the associated exposure to price fluctuations, the level of hedging activity could increase in the future. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the Delhi Group. See Notes 2 and 21 to the Delhi Group Financial Statements.

Management's Discussion and Analysis continued


LIQUIDITY

     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

     The Delhi Group has incurred and will continue to incur capital and operating and maintenance expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Delhi Group's products and services, operating results will be adversely affected. The Delhi Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production processes.

Delhi Group environmental expenditures for each of the last three years were(a):

(Dollars in millions)              1994         1993         1992
- ------------------------------------------------------------------
Capital                          $   4.6      $   4.5      $   3.0
Compliance

 Operating & Maintenance             5.5          5.3          4.9
                                 -------      -------      -------
      Total                      $  10.1      $   9.8      $   7.9
- ------------------------------------------------------------------

(a)  Estimated based on American Petroleum Institute survey guidelines.

     The Delhi Group's environmental capital expenditures accounted for 14% of total capital expenditures in 1994 and 11% in both 1993 and 1992. Compliance expenditures represented 1% of the Delhi Group's total operating costs in each of the last three years. Remediation expenditures were not material. Some environmental related expenditures, while benefiting the environment, also enhance operating efficiencies.

     New or expanded environmental requirements, which could increase the Delhi Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to accurately predict the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, management does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1995. The Delhi Group's capital expenditures for environmental controls are expected to be approximately $5 million in 1995. Predictions beyond 1995 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Delhi Group anticipates that environmental capital expenditures will be approximately $5 million in 1996; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

Management's Discussion and Analysis continued


     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 23 to the Delhi Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. See USX Consolidated Management's Discussion and Analysis of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

RESTRUCTURING AND REORGANIZATION ACTIVITY

     In June 1994, following a management review of the Delhi Group's overall cost structure and asset base, a plan was approved for the disposition of certain non-strategic assets in Arkansas, Kansas, Louisiana, Oklahoma and Texas, including pipeline systems comprised of approximately 1,500 miles of gas pipeline and four gas processing plants. The Delhi Group recorded noncash pretax restructuring charges totaling $39.9 million in the second quarter of 1994 for the write-down of these assets to estimated net realizable value. Charges of $37.4 million were included in operating costs and a charge of $2.5 million was included in other income (loss). Depreciation expense reductions related to the restructuring totaled $3.1 million in each of the third and fourth quarters of 1994; reductions are expected to total approximately $7.4 million in the year 1995. Proceeds from the sale of restructured assets totaled $10.6 million in 1994. The Delhi Group intends to complete the remaining asset disposals during 1995. At year-end 1994, actual proceeds exceeded estimated amounts by approximately $4.8 million; however, this potential favorable adjustment was not recognized, pending completion of the remaining disposals.

     In addition to the restructuring charges, the Delhi Group recorded pretax employee reorganization expenses of $1.7 million in the second quarter of 1994, primarily reflecting employee severance and relocation costs associated with a work force reduction program designed to realign the organization with current business conditions. The program resulted in a 15% work force reduction and affected regional and headquarters employees in various job functions. The program resulted in employment cost reductions of approximately $1.8 million during the last six months of 1994 and is expected to result in an annual cost reduction of approximately $5 million, following full implementation.

OVERVIEW OF OPERATIONS

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

Management's Discussion and Analysis continued


     The Delhi Group buys natural gas from producers connected to its systems, often at prices based on market index prices. The Delhi Group attempts to sell all of the natural gas available on its systems each month. Natural gas volumes not sold to its premium markets are typically sold on the spot market, generally at lower average unit margins than those realized from premium sales. The Delhi Group's four largest customers accounted for 41%, 45% and 39% of its total gross margin and 25%, 18% and 14% of its total systems throughput in 1994, 1993 and 1992, respectively. In situations where one or more of the Delhi Group's largest customers reduce volumes taken under an existing contract, or choose not to renew such contract, the Delhi Group is adversely affected to the extent it is unable to find alternative customers to buy gas at the same level of profitability. Gas sales margin in 1994 declined from 1993 due mainly to lower premiums from SWEPCO, lower margins from Oklahoma Natural Gas Company, declining natural gas prices (which led to lower unit margins from other customers) and warm winter weather in the Delhi Group's prime service areas which shifted volumes normally sold to local distribution customers into the lower-margin spot market. Premiums from SWEPCO declined by $16.2 million in 1994 as compared with 1993, reflecting the renegotiation of a natural gas purchase agreement with provisions for market sensitive prices beginning in February 1994. The downward trend in natural gas prices during 1994 stemmed from the unseasonably mild weather, which led to a softening of demand. This trend could continue as natural gas wellhead deliveries compete with storage withdrawal for market share.

     Natural gas volumes from trading sales averaged 94.7 mmcfd in 1994 (148.5 mmcfd in the fourth quarter). The Delhi Group anticipates continued expansion of its trading business in the future. The trading business involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems, and the subsequent sale of like volumes. Unit margins earned in the trading business are significantly less than those earned on system premium sales.

     The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. Unit margins from gas processing are a function of the sales prices for NGLs, which tend to fluctuate with changes in the price of crude oil, and the cost of natural gas feedstocks from which NGLs are extracted. Due to unfavorable economics in late 1993 and early 1994, the Delhi Group chose to curtail gas processing, resulting in a 22% decline in first quarter 1994 NGLs sales volumes as compared with the first quarter of 1993. During the final three quarters of 1994, average NGLs prices, sales volumes and gas processing gross margins improved significantly from the depressed first quarter 1994 levels. Despite this improvement, average gas processing gross margin in 1994 was 10% lower than in 1993.

OPERATING INCOME (LOSS)

     The Delhi Group recorded an operating loss of $35.8 million in 1994 (which included a $37.4 million restructuring charge), compared with operating income of $35.6 million in 1993 and $32.6 million in 1992. The following discussion provides analyses of gross margin (by principal service) and operating expenses for each of the last three years.

Management's Discussion and Analysis continued


     GAS SALES AND TRADING MARGIN, GAS SALES THROUGHPUT AND TRADING SALES VOLUMES for each of the last three years were:

(Dollars in millions)               1994         1993         1992
- -------------------------------------------------------------------
Gas sales and trading margin      $  70.3      $ 104.5      $  96.1

Gas sales throughput (bcf)          227.9        203.2        200.0

Trading sales volumes (bcf)          34.6           -            -
- -------------------------------------------------------------------

     Gas sales and trading margin decreased by 33% in 1994 from 1993, following an increase of 9% in 1993 from 1992. The decrease in 1994 mainly reflected a decline in premiums due to the renegotiation of a gas purchase agreement with SWEPCO, reduced demand from local distribution customers induced by mild weather in the Delhi Group's core service areas, and a downward trend in natural gas prices during 1994 which led to lower average unit margins. The improvement in 1993 mainly reflected increased sales to higher-margin customers. Margins on spot sales were affected by fluctuations in natural gas prices throughout most of 1994 and 1993 although overall average prices increased in 1993 from the prior year. Additions to dedicated natural gas reserves in 1994, 1993 and 1992 contributed to the increases in gas sales throughput.

     TRANSPORTATION MARGIN and THROUGHPUT for each of the last three years were:

                                       1994         1993         1992
- ----------------------------------------------------------------------
Transportation margin (millions)     $  11.7      $  14.2      $  14.8

Transportation throughput (bcf)         99.1        117.6        103.4
- ----------------------------------------------------------------------

     Transportation margin decreased by 18% to $11.7 million in 1994 and by 4% to $14.2 million in 1993. The decrease in 1994 was due primarily to lower throughput volumes, reflecting increased competition and natural declines in production on third-party wells. The decrease in 1993 was due primarily to lower average rates, which more than offset the favorable effect of higher average throughput volumes. The changes in transportation volumes and rates during 1993 and 1992 reflected a strategy of offering producers transportation rate incentives in order to increase the Delhi Group's dedicated natural gas reserve base and the supply of gas to its plants. The aggregation of transportation and processing services increased the Delhi Group's overall gross margin during these years, although the transportation rate was lower than the normal rate charged for transportation as a separate service. This rate incentive strategy was temporarily abandoned during much of 1994, due to the downturn in the economics for gas processing.

     GAS PROCESSING MARGIN, NGLS SALES VOLUME AND NGLS SALES PRICE for each of the last three years were:

                                              1994         1993         1992
- -----------------------------------------------------------------------------
Gas processing margin (millions)            $  15.6      $  17.3      $  26.1

NGLs sales volume (millions of gallons)       275.8        282.0        261.4

NGLs sales price ($/Gallon)                 $   .23      $   .26      $   .27
- -----------------------------------------------------------------------------

     The 10% decline in gas processing margin in 1994 resulted primarily from lower average NGLs prices, partially offset by a decline in average plant feedstock (natural gas) costs. The 34% decline in gas processing margin in 1993 resulted from higher average plant feedstock costs, primarily in the first nine months of 1993, and lower NGLs prices which trended downward with

Management's Discussion and Analysis continued


crude oil prices in the last half of 1993. NGLs volumes for 1993 increased by 8% from the prior year as the Delhi Group continued to add dedicated natural gas reserves, with the associated gas processing rights, to its systems. However, fourth quarter 1993 NGLs volumes declined by 17% from the third quarter of 1993 as the Delhi Group chose to curtail the extraction of certain NGLs due to a decline in NGLs prices. NGLs volumes declined further in the first quarter of 1994, but rebounded as prices improved during the last three quarters of the year. The Delhi Group will continue to monitor the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation.

     OTHER OPERATING COSTS (not included in gross margin) for each of the last three years were:

(Dollars in millions)                                1994         1993         1992
- ------------------------------------------------------------------------------------
Operating expenses (included in cost of sales)     $  29.4      $  28.0      $  29.1
Selling, general and administrative expenses          28.7         28.6         28.8
Depreciation, depletion and amortization              30.1         36.3         40.2
Taxes other than income taxes                          8.0          7.6          7.2
Restructuring charges                                 37.4           -            -
                                                   -------      -------      -------
      Total                                        $ 133.6      $ 100.5      $ 105.3
- ------------------------------------------------------------------------------------

     Operating expenses of $29.4 million in 1994 increased by $1.4 million from 1993, due mainly to expenses associated with new gas treating facilities; 1994 operating expenses related to the work force reduction program were mostly offset by associated cost savings. Operating expenses of $28.0 million in 1993 declined by $1.1 million from 1992, due mainly to cost control procedures.

     Selling, general and administrative expenses of $28.7 million in 1994 reflected increased employment-related costs as compared with the prior year, partially offset by net cost savings associated with the work force reduction program and other cost control procedures.

     Depreciation, depletion and amortization of $30.1 million in 1994 declined from 1993 primarily due to the asset disposition plan implemented during the second quarter of 1994. Depreciation, depletion and amortization of $36.3 million in 1993 declined from 1992, mainly due to certain assets becoming fully depreciated during the prior year.

     Taxes other than income taxes in 1993 included a $0.8 million refund of prior-years' sales taxes.

     Restructuring charges reflected the previously mentioned write-down of certain non-strategic assets to estimated net realizable value in the second quarter of 1994 in connection with the asset disposition plan.

OUTLOOK

     During 1995, the Delhi Group expects to complete the restructuring plan begun in the second quarter of 1994, allowing a more concentrated focus on the management of core assets in western Oklahoma and east, west and south Texas. The benefits of the restructuring plan and the 1994 work force reduction program, such as reduced depreciation, operating and other expenses, are expected to continue in 1995.

Management's Discussion and Analysis continued


     The levels of gas sales margin for future periods are difficult to accurately project because of systemic fluctuations in customer demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. However, continued mild weather in the Delhi Group's core service areas during January 1995 reduced demand for premium services and gas sales margin in the summer of 1995 could be unfavorably affected by the expiration in August 1994 of the Delhi Group's premium service contract with Central Power and Light Company, a utility electric generator serving south Texas. If the mild weather persists, high natural gas inventory levels may continue to put pressure on prices during 1995, as wellhead deliveries compete with storage withdrawals for market share. The volume of trading sales is expected to expand significantly during 1995, although margins earned on trading sales are significantly less than those earned on system premium sales.

     The levels of gas processing margin for future periods are also difficult to project, due to fluctuations in the price and demand for NGLs and the volatility of natural gas prices (feedstock costs). However, management can reduce the volume of NGLs extracted and sold during periods of unfavorable economics by curtailing the extraction of certain NGLs.

     The Financial Accounting Standards Board intends to issue "Accounting for the Impairment of Long-Lived Assets" in the near future. This standard, which is expected to be effective for 1996, requires that operating assets be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down of operating assets, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX will be initiating an extensive review to implement the anticipated standard and, at this time, cannot provide an assessment of either the impact or the timing of adoption, although it is possible that the Delhi Group may be required to recognize certain charges upon adoption. Under current accounting policy, USX generally has only impaired property, plant and equipment under the provisions of Accounting Principles Board Opinion No. 30 and its interpretations.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of USX required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" in USX's Proxy Statement for the 1995 Annual Meeting of Stockholders.

         The executive officers of USX and their ages as of February 1, 1995 are as follows:

USX - CORPORATE
   Charles A. Corry   . . .      62   Chairman of the Board of Directors & Chief Executive Officer
   Gretchen R. Haggerty   .      39   Vice President & Treasurer
   Robert M. Hernandez  . .      50   Vice Chairman & Chief Financial Officer
   Lewis B. Jones   . . . .      51   Vice President & Comptroller
   Dan D. Sandman   . . . .      46   General Counsel & Secretary
   Thomas J. Usher  . . . .      52   President & Chief Operating Officer
   Louis A. Valli   . . . .      62   Senior Vice President-Employee Relations

USX - MARATHON GROUP
   Victor G. Beghini    . .      60   Vice Chairman-Marathon Group and President-Marathon Oil Company
   J. Louis Frank   . . . .      58   Executive Vice President-Refining, Marketing & Transportation-Marathon
                                      Oil Company
   Carl P. Giardini   . . .      59   Executive Vice President-Exploration & Production-Marathon Oil Company
   Jimmy D. Low   . . . . .      57   Senior Vice President-Finance & Accounting-Marathon Oil Company
   William F. Madison   . .      52   Vice President-Administration & Services-Marathon Oil Company
   William F. Schwind, Jr.       50   General Counsel & Secretary-Marathon Oil Company

USX - U. S. STEEL GROUP
   Charles G. Carson, III        52   Vice President-Environmental Affairs
   Roy G. Dorrance  . . . .      49   Vice President-Operations
   Charles C. Gedeon  . . .      54   Executive Vice President-Raw Materials & Diversified Businesses
   Edward F. Guna   . . . .      46   Vice President-Accounting & Finance-U. S. Steel Group
   Bruce A. Haines  . . . .      50   Vice President-Technology & Management Services
   Donald M. Laws   . . . .      59   General Counsel
   Reuben L. Perin, Jr.   .      56   Executive Vice President-Commercial
   Thomas W. Sterling, III       47   Vice President-Employee Relations
   Paul J. Wilhelm  . . . .      52   President-U. S. Steel Group

USX - DELHI GROUP
   Charles R. Evans   . . .      41   Vice President-Business Development-Delhi Gas Pipeline
                                      Corporation
   Grover G. Gradick  . . .      49   Executive Vice President-Supply-Delhi Gas Pipeline Corporation
   David A. Johnson   . . .      48   Senior Vice President-Sales, Transportation & Exchange-Delhi Gas Pipeline
                                      Corporation
   David M. Kihneman  . . .      46   President-Delhi Group and President-Delhi Gas Pipeline Corporation
   Laurence K. Maguire  . .      51   Vice President-Finance & Administration-Delhi Gas Pipeline Corporation
   Kenneth J. Orlowski  . .      45   Senior Vice President, General Counsel & Secretary-Delhi Gas Pipeline
                                      Corporation

         All of the executive officers have held responsible management or professional positions with USX or its subsidiaries for more than the past five years.

ITEM 11.  MANAGEMENT REMUNERATION

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in USX's Proxy Statement dated March 10, 1995, for the 1995 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in USX's Proxy Statement dated March 10, 1995, for the 1995 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in USX's Proxy Statement dated March 10, 1995, for the 1995 Annual Meeting of Stockholders.

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

      2.   Financial Statement Schedules and Supplementary Data
               Financial Statement Schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.



               Supplementary Data -
                 Summarized Financial Information of Marathon Oil Company . . 73

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

           (b) USX's By-Laws, effective
               as of June 28, 1994  . . . . . . . . . . . . .      Incorporated by reference to Exhibit 4.2
                                                                   to Amendment No. 3 to
                                                                   Registration Statement on
                                                                   Form S-3, File No. 33-50191.

     4.    Instruments Defining the Rights of Security Holders,
           Including Indentures
           (a) $2,325,000,000 Credit Agreement
               dated as of August 18, 1994  . . . . . . . . .      Incorporated by reference to Exhibit 4(a)
                                                                   to USX's Report on Form 10-Q
                                                                   for the period ended
                                                                   September 30, 1994.

           (b) Amended and Restated Rights Agreement  . . . .      Incorporated by reference to Form 8
                                                                   Amendment to Form 8-A filed
                                                                   on October 5, 1992.


           (c) Pursuant to 17 CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of USX. USX hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

     10.   Material Contracts

           (a) 1976 Stock Option Incentive Plan, As Amended
               May 28, 1991 . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(a)
                                                                   to USX's Form 10-K for the
                                                                   year ended December 31, 1991.

           (b) 1986 Stock Option Incentive Plan, As Amended
               May 28, 1991 . . . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(b)
                                                                   to USX's Form 10-K for the
                                                                   year ended December 31, 1991.

           (c) 1990 Stock Plan, As Amended May 4, 1992  . . .      Incorporated by reference to Annex III to
                                                                   the USX Proxy Statement dated
                                                                   April 13, 1992.

           (d) USX Corporation Annual Incentive Compensation
               Plan, As Amended March 26, 1991  . . . . . . .      Incorporated by reference to Exhibit 10(d)
                                                                   to USX's Form 10-K for the
                                                                   year ended December 31, 1991.

           (e) USX Corporation Senior Executive Officer Annual
               Incentive Compensation Plan, as amended
               January 30, 1995 . . . . . . . . . . . . . . .


           (f) Annual Incentive Compensation Plan of
               Marathon Oil Company . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(f)
                                                                   to USX's Form 10-K for the
                                                                   year ended December 31, 1992.

           (g) USX Corporation Executive Management
               Supplemental Pension Program, As Amended
               January 1, 1991  . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(f)
                                                                   to USX's Form 10-K for the
                                                                   year ended December 31, 1991.

           (h) USX Supplemental Thrift Program, As Amended
               November 10, 1994  . . . . . . . . . . . . . .

           (i) Agreements Between the Corporation and
               Various Officers . . . . . . . . . . . . . . .      Incorporated by reference to Exhibit 10(g)
                                                                   to USX's 1989 Report on Form  10-K.




     12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     12.2    Computation of Ratio of Earnings to Fixed Charges

     21.     List of Significant Subsidiaries

     23.     Consent of Independent Accountants

     27.     Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 20, 1995.

                                USX CORPORATION

                              By  /s/     Lewis B. Jones
                                  -----------------------------
                                          LEWIS B. JONES
                                   VICE PRESIDENT & COMPTROLLER


              Signature                                  Title
              ---------                                  -----
                                           Chairman of the Board of Directors,
/s/        Charles A. Corry               Chief Executive Officer and Director
- ------------------------------------
           CHARLES A. CORRY
                                         Vice Chairman & Chief Financial Officer
/s/      Robert M. Hernandez                          and Director
- ------------------------------------
         ROBERT M. HERNANDEZ

/s/         Lewis B. Jones                    Vice President & Comptroller
- ------------------------------------
            LEWIS B. JONES

/s/       Neil A. Armstrong
- ------------------------------------                    Director
          NEIL A. ARMSTRONG

/s/       Victor G. Beghini                             Director
- ------------------------------------
          VICTOR G. BEGHINI

/s/       Jeanette G. Brown                             Director
- ------------------------------------
          JEANETTE G. BROWN

/s/       James A. D. Geier                             Director
- ------------------------------------
          JAMES A. D. GEIER

/s/        Charles R. Lee                               Director
- ------------------------------------
           CHARLES R. LEE

/s/         Paul E. Lego                                Director
- ------------------------------------
            PAUL E. LEGO

/s/         Ray Marshall                                Director
- ------------------------------------
            RAY MARSHALL

/s/     John F. McGillicuddy                            Director
- ------------------------------------
        JOHN F. MCGILLICUDDY

/s/       John M. Richman                               Director
- ------------------------------------
          JOHN M. RICHMAN

/s/      Seth E. Schofield                              Director
- ------------------------------------
         SETH E. SCHOFIELD

/s/         John W. Snow                                Director
- ------------------------------------
            JOHN W. SNOW

/s/        Thomas J. Usher                              Director
- ------------------------------------
           THOMAS J. USHER

/s/      Douglas C. Yearley                             Director
- ------------------------------------
         DOUGLAS C. YEARLY

SUPPLEMENTARY DATA
SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY

         Included below is the summarized financial information of Marathon Oil Company, a wholly owned subsidiary of USX Corporation.

                                                                      (IN MILLIONS)
                                                                      -------------
                                                                  YEAR ENDED DECEMBER 31
                                                                  ----------------------
                                                               1994        1993       1992
                                                               ----        ----       ----
INCOME DATA:
         Net sales  . . . . . . . . . . . . . . . . .       $12,685      $11,851     $12,365
         Operating income . . . . . . . . . . . . . .           612          192         315
         Total income (loss) before cumulative
           effect of changes in accounting principles           291          (59)         46
         Net Income (loss)  . . . . . . . . . . . . .           291          (82)       (259)





                                                                  DECEMBER 31
                                                                  -----------
                                                               1994         1993
                                                               ----         ----
BALANCE SHEET DATA:
         Assets:
           Current assets . . . . . . . . . . . . . .       $ 2,340      $ 1,959
           Noncurrent assets  . . . . . . . . . . . .         8,974        9,015
                                                            -------      -------
             Total assets . . . . . . . . . . . . . .       $11,314      $10,974
                                                            =======      =======

         Liabilities and stockholder's equity:
           Current liabilities  . . . . . . . . . . .       $ 1,591      $ 1,554
           Noncurrent liabilities . . . . . . . . . .         8,324        8,312
           Stockholder's equity . . . . . . . . . . .         1,399        1,108
                                                            -------      -------
             Total liabilities and stockholder's equity     $11,314      $10,974
                                                            =======      =======