Form 10-Q
period 1995-03-31
USX CORP
filed 1995-05-09
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1995

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

Common stock outstanding at April 30, 1995 follows:

               USX-Marathon Group       -    287,186,901 shares
               USX-U. S. Steel Group    -     76,394,556 shares
               USX-Delhi Group          -      9,438,391 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          13

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         14

               Financial Statistics                                 18

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               19

               Marathon Group Balance Sheet                         20

               Marathon Group Statement of Cash Flows               21

               Selected Notes to Financial Statements               22

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              26

               Supplemental Statistics                              31

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            32

               U. S. Steel Group Balance Sheet                      33

               U. S. Steel Group Statement of Cash Flows            34

               Selected Notes to Financial Statements               35

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          39

               Supplemental Statistics                              44

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  45

               Delhi Group Balance Sheet                            46

               Delhi Group Statement of Cash Flows                  47

               Selected Notes to Financial Statements               48

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          51

               Supplemental Statistics                              55

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    56

       Item 5. Other Information                                    56

       Item 6. Exhibits and Reports on Form 8-K                     57

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
SALES                                                 $5,038        $4,273

OPERATING COSTS:
  Cost of sales (excludes items shown below)           3,658         3,194
  Inventory market valuation credits                     (88)         (128)
  Selling, general and administrative expenses            42            55
  Depreciation, depletion and amortization               290           258
  Taxes other than income taxes                          756           657
  Exploration expenses                                    26            33
                                                      ------        ------
     Total operating costs                             4,684         4,069
                                                      ------        ------

OPERATING INCOME                                         354           204

Other income                                              24            28
Interest and other financial income                        4             9
Interest and other financial costs                      (133)         (117)
                                                      ------        ------

INCOME BEFORE INCOME TAXES                               249           124

Less provision for estimated income taxes                 95            49
                                                      ------        ------

NET INCOME                                               154            75

Dividends on preferred stock                              (8)           (7)
                                                      ------        ------

NET INCOME APPLICABLE TO COMMON STOCKS                  $146           $68
                                                      ======        ======










Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1995         1994
- --------------------------------------------------------------------------------
- ---
APPLICABLE TO MARATHON STOCK:

  Net income                                             $75          $109
    - Per share - primary and fully diluted              .26           .38

  Dividends paid per share                               .17           .17

  Weighted average shares, in thousands
    - Primary                                        287,187       286,582
    - Fully diluted                                  287,189       292,829

APPLICABLE TO STEEL STOCK:

  Net income (loss)                                      $68          $(41)
    - Per share - primary                                .89          (.56)
              - fully diluted                            .86          (.56)

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Primary                                         76,173        73,598
    - Fully diluted                                   87,092        73,598

APPLICABLE TO OUTSTANDING DELHI STOCK:

  Net income                                              $3           $-
    - Per share - primary and fully diluted              .30          .03

  Dividends paid per share                               .05          .05

  Weighted average shares, in thousands
    - Primary and fully diluted                        9,438        9,332

Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     March 31   December 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                             $107           $48
  Receivables, less allowance for doubtful
   accounts of $11 and $9                              1,009         1,112
  Inventories                                          1,767         1,742
  Deferred income tax benefits                           288           339
  Other current assets                                    72            81
                                                      ------        ------
     Total current assets                              3,243         3,322
Long-term receivables and other investments,
 less reserves of $22 and $22                          1,050         1,005
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $14,420 and $14,211                                  11,214        11,375
Prepaid pensions                                       1,529         1,485
Other noncurrent assets                                  316           330
                                                      ------        ------
     Total assets                                    $17,352       $17,517
                                                      ======        ======


























Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31   December 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
LIABILITIES
Current liabilities:
  Notes payable                                           $1            $1
  Accounts payable                                     1,673         1,873
  Payroll and benefits payable                           452           442
  Accrued taxes                                          382           330
  Accrued interest                                        94           128
  Long-term debt due within one year                     131            78
                                                      ------        ------
     Total current liabilities                         2,733         2,852
Long-term debt, less unamortized discount              5,442         5,521
Long-term deferred income taxes                        1,239         1,249
Employee benefits                                      2,795         2,822
Deferred credits and other liabilities                   502           521
Preferred stock of subsidiary                            250           250
                                                      ------        ------
     Total liabilities                                12,961        13,215
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stocks:
  Adjustable Rate Cumulative issued - 2,099,970 shares   105           105
  6.50% Cumulative Convertible issued - 6,900,000 shares
   ($345 liquidation preference)                           7             7

Common stocks:
  Marathon Stock issued - 287,186,412 shares and
   287,185,916 shares                                    287           287
  Steel Stock issued - 76,343,958 shares and
   75,969,771 shares                                      76            76
  Delhi Stock issued - 9,438,391 shares and
   9,437,891 shares                                        9             9
Additional paid-in capital                             4,103         4,168
Accumulated deficit                                     (176)         (330)
Other equity adjustments                                 (20)          (20)
                                                      ------        ------
     Total stockholders' equity                        4,391         4,302
                                                      ------        ------
     Total liabilities and stockholders' equity      $17,352       $17,517
                                                      ======        ======







Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $154           $75
Adjustments to reconcile to net cash provided from
 (used in) operating activities:
  Depreciation, depletion and amortization               290           258
  Exploratory dry well costs                               9            16
  Inventory market valuation credits                     (88)         (128)
  Pensions                                               (41)          (49)
  Postretirement benefits other than pensions            (20)           24
  Deferred income taxes                                   36            43
  Gain on disposal of assets                              (4)          (24)
  Changes in:
     Current receivables - sold                            -            (5)
                        - operating turnover               99           94
     Inventories                                          60            91
     Current accounts payable and accrued expenses      (177)         (630)
  All other items - net                                    1            29
                                                      ------        ------
     Net cash provided from (used in)
         operating activities                            319          (206)
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (159)         (162)
Disposal of assets                                        37            31
All other items - net                                      2             6
                                                      ------        ------
     Net cash used in investing activities              (120)         (125)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements-net   (66)           25
Other debt - borrowings                                    -           449
         - repayments                                    (11)         (647)
Issuance of preferred stock of subsidiary                  -           242
Common stock issued                                       12           206
Dividends paid                                           (76)          (75)
                                                      ------        ------
     Net cash provided from (used in)
        financing activities                            (141)          200
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    1             -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      59          (131)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            48           268
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $107          $137
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(156)        $(204)
  Income taxes (paid) refunded                           (10)           27

Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1994.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX has not adopted SFAS No. 121. For additional information, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

 3. The items below were included in both sales and operating costs, resulting in no effect on income:

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1995         1994
                                                       ----         ----
    Matching buy/sell transactions                      $561         $409
    Consumer excise taxes on petroleum products and
      merchandise                                        647          543

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

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1995         1994
                                                     --------   -----------
    Raw materials                                       $525         $568
    Semi-finished products                               320          336
    Finished products                                    911          930
    Supplies and sundry items                            202          187
                                                      ------        ------
      Total (at cost)                                  1,958        2,021
    Less inventory market valuation reserve              191          279
                                                      ------       ------
      Net inventory carrying value                    $1,767       $1,742
                                                      ======       ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in a $88 million and $128 million credit to operating income in the first quarter of 1995 and 1994, respectively.

 5. Operating income included net periodic pension credits of $36 million and $30 million in the first quarter of 1995 and 1994, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was increased to 10% in 1995 from 9% in 1994.

 6. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

 7. At March 31, 1995, USX had outstanding borrowings of $100 million against its $2.325 billion long-term revolving credit agreement and had no borrowings against short-term lines of credit totaling $165 million, which require maintenance of compensating balances of 3%. At March 31, 1995, $184 million of commercial paper and $418 million of zero coupon convertible debentures were included in long-term debt, since the unused portion of the long-term credit agreement was available for refinancing, if needed.

     In the event of a change in control of USX, debt obligations totaling $4,034 million at March 31, 1995, may be declared immediately due and payable.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 8. USX has entered into agreements to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At March 31, 1995, the balance of sold accounts receivable that had not been collected was $750 million. Buyers have collection rights to recover payments from an amount of outstanding receivables for 115% to 120% of the outstanding receivables purchased on a nonrecourse basis; such overcollateralization cannot exceed $133 million. In the event of a change in control of USX, as defined in the agreements, USX may be required to forward all payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At March 31, 1995, the balance of sold loans receivable subject to recourse was $112 million. As of March 31, 1995, USX Credit had outstanding loan commitments of $25 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     In 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the Court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Plaintiffs' counsel has been reported as estimating plaintiff's anticipated recovery to be in excess of $100 million. Further proceedings were held in 1993 to determine damages for a sample group. In 1994, USX entered into settlement agreements with 227 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately
     $1 million by USX.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 9.  (Continued)

     On May 5, 1995, the Court issued its Opinion on the damage issues concerning the claims of the sample group of 23 plaintiffs. In its Opinion, the Court appears to have rejected some of the arguments made by USX during the damage phase of the trial as well as some of the arguments put forth by the plaintiffs. USX currently is studying the impact of this lengthy decision but, if upheld and applied to all remaining cases, the decision could have an adverse impact on U. S. Steel Group's results of operations. The damage decision, together with the Court's earlier Opinion on liability issues, will most likely be subject to an appeal to the U.S. Court of Appeals for the Tenth Circuit prior to any disposition of the remaining cases.

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1995, accrued liabilities for remediation totaled $179 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1995 and 1994, such capital expenditures totaled $13 million and $19 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At March 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $123 million.

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

     Guarantees by USX of the liabilities of affiliated and other entities totaled $179 million at March 31, 1995. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of March 31, 1995, the largest guarantee for a single affiliate was $82 million.

     At March 31, 1995, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $196 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at March 31, 1995, totaled $400 million compared with $283 million at December 31, 1994.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------


 First Quarter Ended
       March 31                          Year Ended December 31
- ---------------------   -------------------------------------------------------

   1995        1994         1994        1993         1992        1991      1990
   ----        ----         ----        ----         ----        ----      ----
   2.56        1.66         1.92        (a)          (a)         (a)       2.69
   ====        ====         ====        ====         ====        ====      ====

  (a) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million for 1993, by $211 million for 1992 and by $696 million for 1991.



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------

 First Quarter Ended
       March 31                          Year Ended December 31
- ---------------------   -------------------------------------------------------

   1995        1994         1994        1993         1992        1991      1990
   ----        ----         ----        ----         ----        ----      ----

   2.78        1.79         2.08        (a)          (a)         (a)       2.80
   ====        ====         ====        ====         ====        ====      ====

  (a) Earnings did not cover fixed charges by $281 million in 1993, by $197 million in 1992 and by $681 million in 1991.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following discussion should be read in conjunction with the first quarter 1995 USX consolidated financial statements and selected notes.

Results of Operations
- ---------------------
     See the Consolidated Statement of Operations - Income per Common Share for comparative amounts applicable to the three classes of common stock.

     SALES in the first quarter of 1995 increased $765 million or 18%, from the same period in 1994. The improvement primarily reflected increases of 21% and 14%, respectively, in sales for the Marathon Group and the U. S. Steel Group. Matching buy/sell transactions and excise taxes, which accounted for 33% of the increase, are included in both sales and operating costs of the Marathon Group, resulting in no effect on operating income.

     OPERATING INCOME increased $150 million in the first quarter of 1995 from the same period in 1994. First quarter operating income included favorable noncash effects of $88 million in 1995 and $128 million in 1994 resulting from decreases in the inventory market valuation reserve. Excluding the effects of the changes in the inventory market valuation reserve, first quarter 1995 operating income improved $190 million from the first quarter of 1994 due primarily to increases of $25 million and $158 million in operating results for the Marathon Group and the U. S. Steel Group, respectively.

     NET INTEREST AND OTHER FINANCIAL COSTS increased $21 million in the first quarter of 1995 from the same period in 1994, primarily due to lower capitalized interest at the Marathon Group.

     NET INCOME of $154 million was recorded in the first quarter of 1995, compared with net income of $75 million in the first quarter of 1994.

     On April 5, 1995, an explosion damaged the Gary Works' No. 8 blast furnace. Repairs are in progress, but the furnace is not expected to return to production until late in the third quarter of 1995. For further discussion, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the U. S. Steel Group.

     On May 5, 1995, the United States District Court in Salt Lake City, Utah issued its Opinion on the damage issues in litigation arising out of the sale of USX's former Geneva (Utah) Works in 1987. For further information, see
Note 9 to the Consolidated Financial Statements.

Group Results
- -------------
     See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

Operating Statistics
- --------------------
     For details, see Supplemental Statistics table for the Marathon Group, the
U. S. Steel Group and the Delhi Group.

Dividends to Stockholders
- -------------------------
     On April 25, 1995, USX's Board of Directors (the "Board") declared dividends of 17 cents per share on Marathon Stock, 25 cents per share on Steel Stock and five

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

cents per share on Delhi Stock, all payable June 10, 1995, to stockholders of record at the close of business on May 17, 1995.

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.50% Cumulative Convertible Preferred Stock and $0.99375 per share on USX Corporation's Adjustable Rate Cumulative Preferred Stock, in each case payable June 30, 1995, to stockholders of record at the close of business on May 31, 1995.

FINANCIAL CONDITION
- -------------------

Cash Flows
- ----------
     At March 31, 1995, cash and cash equivalents totaled $107 million compared with $48 million at December 31, 1994.

     NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled $319 million in the first quarter of 1995, compared with net cash used in operating activities of $206 million in the first quarter of 1994. The net cash used in operating activities in the first quarter of 1994 primarily reflected payments of $360 million to settle substantially all of the remaining judgments from the B&LE litigation. Excluding the 1994 payments, net cash provided from operating activities increased $165 million in the first quarter of 1995 from the same period in 1994. The increase mainly reflected favorable working capital changes and improved profitability.

     USX's total long-term debt and notes payable at March 31, 1995, was $5.6 billion, down $26 million from December 31, 1994. At March 31, 1995, USX had outstanding borrowings of $100 million against the long-term revolving credit agreement, leaving $2,225 million of available unused committed credit agreements. In addition, USX had $340 million of available unused short-term lines of credit, of which $175 million requires a commitment fee and the other $165 million generally requires maintenance of compensating balances of 3%.

Hedging Activity
- ----------------
     USX engages in hedging activities in the normal course of its businesses. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas and refined products. Forward currency contracts have been used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. USX's hedging activities have not been significant in relation to its overall business activity. Based on the risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of USX.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity
- ---------
     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of March 31, 1995, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1995 and years 1996 and 1997 are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, future borrowings and other external financing sources.

Capital Expenditures
- --------------------
     Capital expenditures for property, plant and equipment in the first quarter of 1995 was $159 million compared with $162 million in the same period in 1994. For further details, see the Financial Statistics table.

     For the year 1995, capital expenditures are expected to total approximately $1.1 billion. The increase from 1994 of $105 million is expected to result mainly from higher spending for the U. S. Steel Group. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group.

     Contract commitments for capital expenditures at March 31, 1994, were $400 million, compared with $283 million at year-end 1994.

Environmental Matters, Contingencies and Commitments
- ----------------------------------------------------
     USX has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of USX's products and services, operating results will be adversely affected. USX believes that domestic competitors of the U. S. Steel Group and substantially all the competitors of the Marathon Group and the Delhi Group are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and the specific products and services its provides.

     USX has been notified that it is a potentially responsible party ("PRP") at 47 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1995. In addition, there are 33 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 107 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 9 to the Consolidated Financial Statements.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment certain of which are discussed in Note 9 to the Consolidated Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Cash Flows and Liquidity herein.

Accounting Standard
- -------------------
     In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX has initiated an extensive review of SFAS No. 121 and, at this time, cannot provide an assessment of either the impact or the timing of adoption, although it is likely that it could be required to recognize certain charges upon adoption.

                                 USX CORPORATION
                              FINANCIAL STATISTICS
                              --------------------
                                 ($ in Millions)
                                                         First Quarter
                                                             Ended
                                                            March 31
                                                        ----------------
                                                       1995         1994
                                                       ----         ----
SALES

  Marathon Group                                      $3,337        $2,747
  U. S. Steel Group                                    1,577         1,384
  Delhi Group                                            137           154
  Eliminations                                           (13)          (12)
                                                      ------        ------
    Total                                             $5,038        $4,273


OPERATING INCOME (LOSS)

  Marathon Group                                        $211          $226
  U. S. Steel Group                                      134           (24)
  Delhi Group                                              9             2
                                                       -----         -----
    Total                                               $354         $204


CAPITAL EXPENDITURES

  Marathon Group                                         $97          $113
  U. S. Steel Group                                       56            44
  Delhi Group                                              6             5
                                                       -----         -----
    Total                                               $159         $162

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                  --------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1995         1994
- --------------------------------------------------------------------------------
SALES                                                 $3,337        $2,747

OPERATING COSTS:
  Cost of sales (excludes items shown below)           2,209         1,770
  Inventory market valuation credits                     (88)         (128)
  Selling, general and administrative expenses            73            78
  Depreciation, depletion and amortization               207           171
  Taxes other than income taxes                          699           597
  Exploration expenses                                    26            33
                                                      ------        ------
     Total operating costs                             3,126         2,521
                                                      ------        ------

OPERATING INCOME                                         211           226

Other income                                               5            22
Interest and other financial income                        3             7
Interest and other financial costs                       (91)          (77)
                                                      ------        ------

INCOME BEFORE INCOME TAXES                               128           178

Less provision for estimated income taxes                 51            68
                                                      ------        ------
NET INCOME                                                77           110

Dividends on preferred stock                              (2)           (1)
                                                      ------        ------
NET INCOME APPLICABLE TO MARATHON STOCK                  $75          $109
                                                      ======        ======

MARATHON STOCK DATA:
  Net income per share - primary and fully diluted      $.26          $.38

  Dividends paid per share                               .17           .17

  Weighted average shares, in thousands
    - Primary                                        287,187      286,582
    - Fully diluted                                  287,189      292,829



Selected notes to financial statements appear on pages 22-25.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                              $83           $28
  Receivables, less allowance for doubtful
   accounts of $3 and $3                                 412           438
  Inventories                                          1,158         1,137
  Other current assets                                   134           134
                                                     -------        ------
     Total current assets                              1,787         1,737
Long-term receivables and other investments              408           376
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $7,976 and $7,797                                     8,240         8,364
Prepaid pensions                                         267           261
Other noncurrent assets                                  199           213
                                                      ------        ------
     Total assets                                    $10,901       $10,951
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                           $1            $1
  Accounts payable                                       959         1,129
  Payable to other groups                                 34            44
  Payroll and benefits payable                            80            84
  Accrued taxes                                          128           133
  Deferred income taxes                                  178           171
  Accrued interest                                        70            95
  Long-term debt due within one year                      97            55
                                                      ------        ------
     Total current liabilities                         1,547         1,712
Long-term debt, less unamortized discount              4,058         3,983
Long-term deferred income taxes                        1,295         1,270
Employee benefits                                        320           317
Deferred credits and other liabilities                   231           246
Preferred stock of subsidiary                            182           182
                                                      ------        ------
     Total liabilities                                 7,633         7,710
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stock                                           78            78
Common stockholders' equity                            3,190         3,163
                                                      ------        ------
     Total stockholders' equity                        3,268         3,241
                                                      ------        ------
     Total liabilities and stockholders' equity      $10,901       $10,951
                                                      ======        ======

Selected notes to financial statements appear on pages 22-25.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                               $77          $110
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               207           171
  Exploratory dry well costs                               9            16
  Inventory market valuation credits                     (88)         (128)
  Pensions                                                (7)           (8)
  Postretirement benefits other than pensions              2             4
  Deferred income taxes                                   16            47
  Gain on disposal of assets                               -           (22)
  Changes in:
     Current receivables - purchased from
                           the Delhi Group                (6)          (13)
                         - operating turnover             33            19
     Inventories                                          67            89
     Current accounts payable and accrued expenses      (214)         (225)
  All other items - net                                   25            13
                                                      ------        ------
     Net cash provided from operating activities         121            73
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                     (97)         (113)
Disposal of assets                                         4            28
All other items - net                                      -             3
                                                      ------        ------
     Net cash used in investing activities               (93)          (82)
                                                      ------        ------
FINANCING ACTIVITIES:
Marathon Group activity - USX debt attributed to all
 groups - net                                             77          (213)
Attributed preferred stock of subsidiary                   -           176
Dividends paid                                           (51)          (50)
                                                      ------        ------
     Net cash provided from (used in)
         financing activities                             26           (87)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    1             -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      55           (96)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            28           185
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $83           $89
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(108)        $(104)
  Income taxes paid, including settlements with other
   groups                                                (46)          (10)

Selected notes to financial statements appear on pages 22-25.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1994.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX has not adopted SFAS No. 121. For additional information, see Marathon Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

 2. The financial statements of the Marathon Group include the financial position, results of operations and cash flows for the businesses of Marathon Oil Company and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Marathon Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

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

 4. The items below were included in both sales and operating costs, resulting in no effect on income:

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1995         1994
                                                       ----         ----
    Matching buy/sell transactions                      $561         $409
    Consumer excise taxes on petroleum products and
      merchandise                                        647          543

 5. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1995         1994
                                                     --------   -----------
    Crude oil and natural gas liquids                   $493         $516
    Refined products and merchandise                     757          801
    Supplies and sundry items                             99           99
                                                      ------       ------
      Total (at cost)                                  1,349        1,416
    Less inventory market valuation reserve              191          279
                                                      ------       ------
      Net inventory carrying value                    $1,158       $1,137
                                                      ======       ======

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

 5.  (Continued)

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve resulted in a $88 million and $128 million credit to operating income in the first quarter of 1995 and 1994, respectively.

 6. Other income in the first quarter of 1994 included a pretax gain of $22 million from disposal of assets, primarily related to the sale of certain domestic oil and gas production properties.

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

 8. The Marathon Group has entered into an agreement, subject to limited recourse, to sell certain accounts receivable including accounts receivable purchased from the Delhi Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At March 31, 1995, the balance of sold accounts receivable that had not been collected was $400 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 120% of the outstanding receivables purchased on a nonrecourse basis. Such overcollateralization cannot exceed $80 million. In the event of a change in control of USX, as defined in the agreement, the Marathon Group may be required to forward payments collected on sold accounts receivable to the buyers.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 9.  (Continued)

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1995, accrued liabilities for remediation totaled $44 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1995 and 1994, such capital expenditures totaled $7 million and $5 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

    At March 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $123 million.

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

     Guarantees by USX of the liabilities of affiliated and other entities of the Marathon Group totaled $18 million at March 31, 1995.

     At March 31, 1995, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $196 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At March 31, 1995, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $219 million compared with $158 million at December 31, 1994.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the first quarter 1995 USX consolidated financial information and the Marathon Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 31.

Results of Operations
- ---------------------
     SALES totaled $3.3 billion in the first quarter of 1995, compared with $2.7 billion in the first quarter of 1994, as summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
                                                      -------------------
(Dollars in millions)                                  1995         1994
                                                      -----        -----
Refined Products and Merchandise                      $1,596        $1,412
Crude Oil and Condensate                                 211           160
Natural Gas (a)                                          253           166
Natural Gas Liquids                                       17            12
Transportation, Drilling and Other                        52            45
Matching Buy/Sell Transactions (b)                       561           409
Excise Taxes (b)                                         647           543
                                                      ------        ------
Total Sales                                           $3,337        $2,747
                                                      ======        ======
- --------

(a) Amounts for 1995 represented equity, royalty and trading sales; amounts for 1994 represented equity sales.
(b) Included in both sales and operating costs, resulting in no effect on income.

     The 21% improvement from the prior-year first quarter primarily reflected higher average prices for worldwide liquid hydrocarbons and domestic refined products (including matching buy/sell transactions), increased excise taxes, and increased volumes for domestic refined products and worldwide liquid hydrocarbons and natural gas.

     OPERATING INCOME totaled $211 million in the first quarter of 1995, compared with $226 million in the first quarter of 1994. First quarter operating income for 1995 and 1994 included favorable noncash effects of $88 million and $128 million, respectively, reflecting adjustments (decreases) to the inventory market valuation reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. The amounts of increases or decreases in the reserve in future periods are dependent on changes in future crude oil and refined product price levels, and inventory turnover.

     Excluding the effects of adjustments to the inventory market valuation reserve, operating income in the first quarter of 1995 increased by $25 million, or 26%, from the first quarter of 1994, due primarily to increased average worldwide

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

liquid hydrocarbon prices and volumes, increased average worldwide natural gas sales volumes and higher average international natural gas prices, partially offset by a decline in average refined product margins and lower average domestic natural gas prices.

     Operating income from worldwide exploration and production was $147 million in the first quarter of 1995, compared with $17 million in the first quarter of
1994.   Operating income from domestic exploration and production was $85 million in the first quarter of 1995, compared with $15 million in the first quarter of 1994. The improvement was primarily due to higher average liquid hydrocarbon prices and volumes, increased average natural gas sales volumes and reduced dry well expenses, partially offset by lower average natural gas sales prices. The increase in domestic liquid hydrocarbon volumes primarily reflected production from the Ewing Bank 873 Field in the Gulf of Mexico, which began in August 1994. The increase in domestic natural gas volumes primarily reflected successful drilling programs in Wyoming, Texas and Oklahoma, which more than offset natural declines.

     Operating income from international exploration and production was $62 million in the first quarter of 1995, compared with $2 million in the first quarter of 1994. The improvement was primarily due to increased liquid hydrocarbon liftings, higher average liquid hydrocarbon and natural gas prices and increased average international natural gas sales volumes. The increase in average liquid hydrocarbon liftings mainly reflected increased production from the East Brae Field in the U.K. North Sea. Production from this field averaged 95,500 gross barrels per day ("bpd") during the first quarter of 1995. Marathon owns a 38.5% revenue interest in this field. The increase in international natural gas sales volumes mainly reflected contractual Brae area gas sales, which began in October 1994. Contractual gas sales volumes through the Scottish Area Gas Evacuation ("SAGE") pipeline system averaged 129 net million cubic feet per day ("mmcfd") during the first quarter of 1995, including 54 net mmcfd acquired for injection and subsequent resale. Demand for natural gas from the Brae area, and from the V-Fields gas development in the Southern Basin of the U.K. North Sea, has been lower than anticipated, due mainly to unseasonably warm weather in the U.K. However, annual cash flows from the two primary Brae-area natural gas sales contracts are largely protected by take-or-pay provisions.

     Refining, marketing and transportation operations had a $5 million operating loss in the first quarter of 1995, compared with operating income of $97 million in the first quarter of 1994. The favorable effects of increased refined product sales volumes, higher average refined product prices and lower maintenance expenses for refinery turnaround activity were more than offset by increases in crude oil and other raw material costs. Operating income in the first quarter of 1994 included income of $16 million from Emro Propane Company (a wholly owned subsidiary of Marathon's Emro Marketing Company) which distributed propane to residential and industrial consumers in the Midwest. The assets of Emro Propane Company were sold in September 1994.

     First quarter 1995 refined product margins were adversely affected by unseasonably warm weather (which put downward pressure on heating-oil prices) and by uncertainties surrounding markets for reformulated gasoline ("RFG"). As various markets opted out of the RFG program, the resulting inventory surplus led to

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

depressed wholesale market prices for RFG and other gasoline grades, despite increased raw material costs.

     OTHER INCOME of $5 million was recorded in the first quarter of 1995, compared with $22 million in the first quarter of 1994. Other income in the first quarter of 1995 primarily reflected income from affiliated operations. Other income in the first quarter of 1994 primarily reflected gains on the sale of certain domestic oil and gas production properties.

     NET INTEREST AND OTHER FINANCIAL COSTS in the first quarter of 1995 increased by $18 million, or 26%, from the first quarter of 1994, primarily reflecting lower capitalized interest following the completion during 1994 of the East Brae project and SAGE system. Interest and other financial costs for the total year 1995 are expected to increase, mainly as a result of an estimated $40 million reduction in capitalized interest.

     NET INCOME for the Marathon Group totaled $77 million, or $.26 per share, in the first quarter of 1995, compared with $110 million, or $.38 per share, in the first quarter of 1994. The decline in net income primarily reflects the factors discussed above.

Outlook
- -------
     Beginning in the second half of 1995, worldwide liquid hydrocarbon volumes are expected to trend upward slightly from first quarter levels, mainly reflecting production from two fields, offshore Indonesia. Production from the KG Field began in April, and production from the KRA Field is expected to begin in June. Worldwide natural gas sales volumes are expected to trend downward in the second and third quarters of 1995 and rebound in the fourth quarter, mainly reflecting seasonal demand fluctuations.

     See Accounting Standard below for discussion of a new Statement of Financial Accounting Standards which, upon adoption, may affect future Marathon Group operating results.

     The Marathon Group's posted price for West Texas Intermediate, a benchmark crude oil, averaged $18.19 per barrel in April 1995, compared with a first quarter average of $16.79 per barrel. The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economics and political events.

Cash Flows
- ----------
     NET CASH PROVIDED FROM OPERATING ACTIVITIES was $121 million in the first quarter of 1995, compared with $73 million in the first quarter of 1994. The improvement mainly reflected increased volumes and prices for worldwide liquid hydrocarbons, increased volumes for worldwide natural gas, and favorable working capital changes of $10 million, partially offset by lower refined product margins.

     CASH FROM THE DISPOSAL OF ASSETS was $4 million in the first quarter of 1995, compared with $28 million in the first quarter of 1994. Proceeds in both periods primarily reflected the sale of certain domestic oil and gas production properties.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     FINANCIAL OBLIGATIONS increased by $77 million in the first quarter of 1995 as cash used in investing activities and dividends paid exceeded cash provided from operating activities. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

Hedging Activity
- ----------------
     The Marathon Group engages in hedging activities in the normal course of its business. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas and refined products. Forward currency contracts have been used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. The Marathon Group's hedging activities have not been significant in relation to its overall business activity. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the Marathon Group.

Liquidity
- ---------
     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- --------------------
     Marathon Group capital expenditures for property, plant and equipment in the first quarter of 1995 totaled $97 million, compared with $113 million in the first quarter of 1994. Expenditures in both periods were primarily for
upstream projects.   Capital expenditures for the year 1995 are expected to
remain at about the same level as in 1994, or approximately $750 million. Contract commitments for capital expenditures were $219 million at March 31, 1995, compared with $158 million at year-end 1994.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Environmental expenditures in 1992 and 1993 included amounts for the installation of distillate desulfurization facilities at three refineries, enabling Marathon to meet the United States Environmental Protection Agency's standards limiting the sulfur content of highway transportation diesel fuels. Total U.S. production of low-sulfur diesel fuels has exceeded demand, putting downward pressure on the spread between low- and high-sulfur fuel prices and limiting the ability of refiner/marketers to recoup capital investments in desulfurization facilities.

     USX has been notified that it is a potentially responsible party ("PRP") at 20 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1995. In addition, there are seven sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 63 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome ofinvestigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment (see Note 9 to the Marathon Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could,individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon
Group.  See discussion of Financial Condition in USX Consolidated
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standard
- -------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS
No. 121"). This standard must be adopted no later than the 1996 reporting year, but can be adopted early.
SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX has initiated an extensive review of SFAS No. 121 and, at this time, cannot provide an assessment of either the impact or the timing of adoption, although it is likely that the Marathon Group could be required to recognize certain charges upon adoption.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                             -----------------------
                                 ($ in Millions)
                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1995           1994
                                                       ----           ----
OPERATING INCOME (LOSS)
  Exploration & Production
    Domestic                                             $85           $15
    International                                         62             2
  Refining, Marketing & Transportation                    (5)           97
  Gas Gathering & Processing                               -             1
  Administrative                                         (19)          (17)
                                                       -----         ------
                                                         123            98
  Inventory Market Valuation Reserve Adjustment.          88           128
                                                       -----         ------
Total Marathon Group                                    $211          $226

CAPITAL EXPENDITURES                                     $97          $113

EXPLORATION EXPENSES                                     $26           $33

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (a):
    Domestic                                           129.2         110.5
    International                                       75.7          48.7
                                                      ------        ------
  Worldwide                                            204.9         159.2

Net Natural Gas Production (b):
    Domestic                                           653.1         572.4
    International - Equity                             487.6         413.7
    International - Other (c)                           53.9            -
                                                     -------        ------
  Worldwide                                          1,194.6         986.1

Average Equity Sales Prices:
  Liquid Hydrocarbons (per Bbl)
    Domestic                                          $14.51        $11.19
    International                                      16.78         13.91
  Natural Gas (per Mcf)
    Domestic                                           $1.69         $2.07
    International                                       1.84          1.44
Natural Gas Sales (b) (d):
    Domestic                                           996.8         810.3
    International                                      541.5         413.7
                                                     -------       -------
  Worldwide                                          1,538.3       1,224.0

Crude Oil Refined (a)                                  478.8         440.8
Refined Products Sold (a)                              729.7         686.0
- ------------

  (a) Thousands of barrels per day
  (b) Millions of cubic feet per day
  (c) Represents gas acquired for injection and subsequent resale
  (d) Represents equity, royalty and trading volumes

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                        First Quarter
                                                        Ended March 31
(Dollars in millions, except per share amounts)        1995         1994
- --------------------------------------------------------------------------------
- ---
SALES                                                 $1,577        $1,384

OPERATING COSTS:
  Cost of sales (excludes items shown below)           1,348         1,303
  Selling, general and administrative expenses (credits) (37)          (30)
  Depreciation, depletion and amortization                77            78
  Taxes other than income taxes                           55            57
                                                      ------        ------
     Total operating costs                             1,443         1,408
                                                      ------        ------
OPERATING INCOME (LOSS)                                  134           (24)

Other income                                              19             5
Interest and other financial income                        2             3
Interest and other financial costs                       (39)          (38)
                                                      ------        ------
INCOME (LOSS) BEFORE INCOME TAXES                        116           (54)

Less provision (credit) for estimated
 income taxes                                             42           (19)
                                                      ------        ------
NET INCOME (LOSS)                                         74           (35)

Dividends on preferred stock                              (6)           (6)
                                                      ------        ------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK              $68          $(41)
                                                      ======        ======

STEEL STOCK DATA:
  Net income (loss) per share - primary                 $.89         $(.56)
                         - fully diluted                 .86          (.56)

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Primary                                         76,173        73,598
    - Fully diluted                                   87,092        73,598






Selected notes to financial statements appear on pages 35-38.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                              $23           $20
  Receivables, less allowance for doubtful
   accounts of $7 and $5                                 597           672
  Receivable from other groups                            34            44
  Inventories                                            603           595
  Deferred income tax benefits                           395           449
                                                      ------        ------
     Total current assets                              1,652         1,780
Long-term receivables and other investments,
 less reserves of $22 and $22                            681           667
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,011 and $5,954                                     2,503         2,536
Long-term deferred income tax benefits                   262           223
Prepaid pensions                                       1,262         1,224
Other noncurrent assets                                   57            50
                                                      ------        ------
     Total assets                                     $6,417        $6,480
                                                      ======        ======
LIABILITIES
Current liabilities:
  Accounts payable                                      $644          $678
  Payroll and benefits payable                           368           354
  Accrued taxes                                          240           183
  Accrued interest                                        23            31
  Long-term debt due within one year                      32            21
                                                      ------        ------
     Total current liabilities                         1,307         1,267
Long-term debt, less unamortized discount              1,300         1,432
Employee benefits                                      2,466         2,496
Deferred credits and other liabilities                   276           276
Preferred stock of subsidiary                             64            64
                                                      ------        ------
     Total liabilities                                 5,413         5,535
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                           32            32
Common stockholders' equity                              972           913
                                                      ------        ------
     Total stockholders' equity                        1,004           945
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,417        $6,480
                                                      ======        ======

Selected notes to financial statements appear on pages 35-38.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                        $74          $(35)
Adjustments to reconcile to net cash provided from (used in)
 operating activities:
  Depreciation, depletion and amortization                77            78
  Pensions                                               (34)          (42)
  Postretirement benefits other than pensions            (22)           20
  Deferred income taxes                                   20            (3)
  Gain on disposal of assets                              (3)           (1)
  Changes in:
     Current receivables - sold                            -            (5)
                        - operating turnover              80            69
     Inventories                                         (11)            -
     Current accounts payable and accrued expenses        26          (401)
  All other items - net                                  (33)           18
                                                      ------        ------
     Net cash provided from (used in)
         operating activities                            174          (302)
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                     (56)          (44)
Disposal of assets                                        28             3
All other items - net                                      2             3
                                                      ------        ------
     Net cash used in investing activities               (26)          (38)
                                                      ------        ------
FINANCING ACTIVITIES:
U. S. Steel Group activity - USX debt attributed to all
 groups - net                                           (131)           64
Specifically attributed debt:
 Borrowings                                                -             2
 Repayments                                               (1)           (1)
Attributed preferred stock of subsidiary                   -            62
Steel Stock issued                                        12           205
Dividends paid                                           (25)          (24)
                                                      ------        ------
     Net cash provided from (used in)
       financing activities                             (145)          308
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       3           (32)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            20            79
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $23           $47
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(45)         $(97)
  Income taxes refunded, including settlements
   with other groups                                      38            37


Selected notes to financial statements appear on pages 35-38.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1994.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX has not adopted SFAS No. 121. For additional information, see the U. S. Steel Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

 2. The financial statements of the U. S. Steel Group include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group or the Delhi Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the U. S. Steel Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

     Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the U. S. Steel Group, the Marathon Group and the Delhi Group for purposes of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-
     U. S. Steel Group Common Stock (Steel Stock), USX-Marathon Group Common Stock (Marathon Stock) and USX-Delhi Group Common Stock (Delhi Stock) are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of Preferred Stock and repurchases of any class of USX common stock or series of Preferred Stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of common stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

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

                                                         (In millions)
                                                    -----------------------
                                                     March 31   December 31
                                                       1995         1994
                                                     --------   -----------
    Raw materials                                        $27          $44
    Semi-finished products                               320          336
    Finished products                                    154          128
    Supplies and sundry items                            102           87
                                                        ----         ----
      Total                                             $603         $595
                                                        ====         ====

 5. Operating income included net periodic pension credits of $33 million and $30 million in the first quarter of 1995 and 1994, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was increased to 10% in 1995 from 9% in 1994.

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

 7. The U. S. Steel Group has entered into an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At March 31, 1995, the balance of sold accounts receivable that had not been collected was $350 million. Buyers have collection rights to recover payments from an amount of outstanding receivables equal to 115% of the outstanding receivables purchased on a nonrecourse basis. Such overcollateralization cannot exceed $53 million. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At March 31, 1995, the balance of sold loans receivable subject to recourse was $112 million. As of March 31, 1995, USX Credit had outstanding loan commitments of $25 million. USX Credit is not actively making new loan commitments. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

 8. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 8.  (Continued)

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

     In 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the Court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Plaintiffs' counsel has been reported as estimating plaintiff's anticipated recovery to be in excess of $100 million. Further proceedings were held in 1993 to determine damages for a sample group. In 1994, USX entered into settlement agreements with 227 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX. On May 5, 1995, the Court issued its Opinion on the damage issues concerning the claims of the sample group of 23 plaintiffs. In its Opinion, the Court appears to have rejected some of the arguments made by USX during the damage phase of the trial as well as some of the arguments put forth by the plaintiffs. USX currently is studying the impact of this lengthy decision but, if upheld and applied to all remaining cases, the decision could have an adverse impact on U. S. Steel Group's results of operations. The damage decision, together with the Court's earlier
     Opinion on liability issues, will most likely be subject to an appeal to the U.S. Court of Appeals for the Tenth Circuit prior to any disposition of the remaining cases.

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1995, accrued liabilities for remediation totaled $135 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1995 and 1994, such capital expenditures totaled $5 million and $13 million, respectively. The
     U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $161 million at March 31, 1995. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of March 31, 1995, the largest guarantee for a single affiliate was $82 million.

     At March 31, 1995, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $181 million compared with $125 million at December 31, 1994.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the first quarter 1995 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 44.

Results of Operations
- ---------------------
     SALES for the U. S. Steel Group increased $193 million in the first quarter of 1995 compared with the first quarter of 1994. The increase primarily resulted from higher steel shipment prices and volumes.

     OPERATING INCOME for the U. S. Steel Group totaled $134 million in the first quarter of 1995, compared with an operating loss of $24 million in the same quarter of 1994. The $158 million increase mainly reflected improved results from Steel and Related Businesses.

     Steel and Related Businesses reported operating income of $100 million in 1995, compared with an operating loss of $36 million in the same quarter of 1994. The $136 million improvement was mainly due to higher steel shipment prices and volumes, partially offset by the effects of three planned blast furnace outages in the first quarter of 1995 and accruals for profit sharing plans. In addition, operating results for the first quarter of 1994 were negatively affected by utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for modernization of the Gary Works hot strip mill and pickle line.

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Operating income for Administrative and Other Businesses in the first quarter of 1995 increased $22 million over the same quarter of 1994 primarily due to lower environmental accruals and higher income from real estate development and management.

     OTHER INCOME in the first quarter of 1995 increased $14 million over first quarter 1994 due to increased income from affiliates.

     NET INCOME for the U. S. Steel Group totaled $74 million, or $.89 per share, in the first quarter of 1995, compared with a net loss of $35 million, or $.56 per share, in the same quarter of 1994. The improvement in net income primarily reflects the factors discussed above.

     First quarter 1995 steel shipments of 2.7 million tons increased more than 10% from the same quarter of 1994. Raw steel production in the first quarter of 1995 totaled 2.9 million tons, an increase of 7% over first quarter 1994. Raw steel

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

production in the first quarter of 1995 averaged 96% versus 93% of capability in the first quarter of 1994. As a result of improvements in operating efficiencies, U. S. Steel has increased its stated annual raw steel production capability by 0.5 million tons to 12.5 million tons for 1995.

Outlook
- -------
     On April 5, 1995, an explosion damaged the Gary Works' No. 8 blast furnace. Repairs are in progress, but the furnace is not expected to return to production until late in the third quarter of 1995. Until the furnace is repaired, raw steel production will be reduced by approximately 100,000 tons per month. It is anticipated that the explosion will have an adverse impact on the U. S. Steel Group's shipments, results of operations and cash flows in 1995, primarily in the second and third quarters. USX maintains physical damage and business interruption insurance coverage for events of this nature for certain steel facilities subject to a $50 million deductible for recoverable items.

     Steel market conditions were strong in the first quarter of 1995, and steel consumption is expected to remain at high levels in 1995. In the near term, there may be some softening in domestic purchases of sheet steel products due to high customer inventory levels and reduced build schedules in the automotive industry. There are some indications of a reduction in the domestic economic growth registered in 1994. However, with improving world economies and the weakened U. S. dollar, export markets for steel are strengthening, and the U. S. Steel Group expects to increase exports this year over 1994.

     Steel imports to the United States accounted for an estimated 25% of the domestic steel market in the first two months of 1995, and 25%, 19% and 17% for the years 1994, 1993 and 1992, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     On May 5, 1995, the United States District Court in Salt Lake City, Utah issued its Opinion on the damage issues in litigation arising out of the sale of USX's former Geneva (Utah) Works in 1987. For further information, see Note 8 to the U. S. Steel Group Financial Statements.

     See Accounting Standard below for discussion of a new Statement of Financial Accounting Standards which, upon adoption, may affect future U. S. Steel Group operating results.

Cash Flows
- ----------
     NET CASH PROVIDED FROM OPERATING ACTIVITIES was $174 million in the first quarter of 1995, compared with net cash used in operating activities of $302 million in the same period of 1994. The first quarter of 1995 reflected payments of $35 million to the Voluntary Employee Benefit Association Trust. The first quarter of 1994 was negatively affected by payments of $360 million related to the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad. Excluding these items, net cash from operating activities increased by $151 million due mainly to increased profitability.

     CASH FROM THE DISPOSAL OF ASSETS increased $25 million in the first quarter of 1995 compared with the same quarter of 1994. The 1995 proceeds mainly reflected

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

property sales by real estate development and management and USX Credit, a division of USX.

     FINANCIAL OBLIGATIONS decreased $132 million in the first quarter of 1995 primarily reflecting the net effects of cash from operating and investing activities. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

Hedging Activity
- ----------------
     The U. S. Steel Group engages in hedging activities in the normal course of its business. Commodity swaps are used to hedge exposure to price fluctuations relevant to the purchase of natural gas. While hedging activities are generally used to reduce risks from unfavorable price movements, they also may limit the opportunity to benefit from favorable movements. The U. S. Steel Group's hedging activities have not been significant in relation to its overall business activity. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the U. S. Steel Group.

Liquidity
- ---------
     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- --------------------
     The U. S. Steel Group's capital expenditures for property, plant and equipment in the first quarter of 1995 were $56 million, compared with $44 million for the same period in 1994. The increase was primarily due to spending on a degasser at Mon Valley Works and increased spending at Fairfield Works.

     For the year 1995, capital expenditures were originally expected to total approximately $300 million, compared with $248 million in 1994. The expenditures for 1995 are now expected to increase to approximately $340 million to incorporate certain spending related to the Gary Works' No. 8 blast furnace, which will be relined during the outage. Capital expenditures for 1995 will also include spending on a galvanizing line in the southern United States, as well as continued spending on a degasser at Mon Valley Works and a granulated coal injection facility at Fairfield Works' blast furnace, as originally expected. Contract commitments for capital expenditures at March 31, 1995 were $181 million, compared with $125 million at year-end 1994.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 27 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1995. In addition, there are 26 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 44 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 8 to the U. S. Steel Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group.
See discussion of Financial Condition in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standard
- -------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down,

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX has initiated an extensive review of SFAS No. 121 and, at this time, cannot provide an assessment of either the impact or the timing of adoption, although it is possible that the U. S. Steel Group could be required to recognize certain charges upon adoption.

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------

                                 ($ in Millions)

                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1995         1994
                                                       ----         ----
SALES

  Steel and Related Businesses (a)                    $1,549        $1,334
  Other                                                   28            50
                                                      ------        ------
    Total U. S. Steel Group                           $1,577        $1,384


OPERATING INCOME (LOSS)

  Steel and Related Businesses (a)                      $100          $(36)
  Administrative and Other Businesses (b)                 34            12
                                                        ----          -----
    Total U. S. Steel Group                             $134          $(24)


CAPITAL EXPENDITURES                                     $56           $44


OPERATING STATISTICS

  Public & Affiliated Steel Shipments (c)              2,722         2,461
  Raw Steel-Production (c)                             2,945         2,743
  Raw Steel-Capability Utilization (d)                 95.5%         92.8%

- ------------

  (a) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; and engineering and consulting services and technology licensing.

  (b) Includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group. Also includes results of real estate development and management, and leasing and financing activities.

  (c) Thousands of net tons

  (d) Based on annual raw steel production capability of 12.5 million tons for 1995 and 12.0 million tons for 1994.

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1995         1994
- --------------------------------------------------------------------------------
- ---
SALES                                                 $136.9        $154.4

OPERATING COSTS:
  Cost of sales (excludes items shown below)           113.1         133.4
  Selling, general and administrative expenses           6.4           7.1
  Depreciation, depletion and amortization               6.3           9.3
  Taxes other than income taxes                          2.0           2.1
                                                      ------        ------
     Total operating costs                             127.8         151.9
                                                      ------        ------
OPERATING INCOME                                         9.1           2.5

Other income                                              .6            .9
Interest and other financial costs                      (3.3)         (2.7)
                                                      ------        ------
INCOME BEFORE INCOME TAXES                               6.4            .7

Less provision for estimated income taxes                2.2            .3
                                                      ------        ------
NET INCOME                                               4.2            .4

Net income applicable to Retained Interest              (1.4)          (.1)
                                                      ------        ------
NET INCOME APPLICABLE TO OUTSTANDING DELHI STOCK        $2.8           $.3
                                                      ======        ======

DELHI STOCK DATA:
  Net income per share - primary and fully diluted      $.30          $.03

  Dividends paid per share                               .05           .05

  Weighted average shares, in thousands
    - Primary and fully diluted                        9,438         9,332









Selected notes to financial statements appear on pages 48-50.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                    March 31    December 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
ASSETS
Current assets:
  Cash and cash equivalents                              $.5           $.1
Receivables, less allowance for doubtful
   accounts of $.7 and $.7                               9.5          12.5
  Receivable from other groups                            .2            .2
  Inventories                                            5.8           9.9
  Other current assets                                   2.7           3.1
                                                      ------        ------
     Total current assets                               18.7          25.8
Long-term receivables and other investments             17.6          17.0
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $432.5 and $459.5                                     470.7         475.6
Other noncurrent assets                                  2.2           2.8
                                                      ------        ------
     Total assets                                     $509.2        $521.2
                                                      ======        ======
LIABILITIES
Current liabilities:
  Accounts payable                                     $80.7         $71.8
  Payable to other groups                                  -           1.4
  Payroll and benefits payable                           3.9           4.7
  Accrued taxes                                          7.1           7.6
  Accrued interest                                       1.4           2.4
  Long-term debt due within one year                     2.0           1.5
                                                      ------        ------
     Total current liabilities                          95.1          89.4
Long-term debt, less unamortized discount               84.0         106.0
Long-term deferred income taxes                        136.4         135.4
Deferred credits and other liabilities                  14.6          14.8
Preferred stock of subsidiary                            3.8           3.8
                                                      ------        ------
     Total liabilities                                 333.9         349.4
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                          2.5           2.5
Common stockholders' equity                            172.8         169.3
                                                      ------        ------
     Total stockholders' equity                        175.3         171.8
                                                      ------        ------
     Total liabilities and stockholders' equity       $509.2        $521.2
                                                      ======        ======



Selected notes to financial statements appear on pages 48-50.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1995         1994
- --------------------------------------------------------------------------------
- ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $4.2           $.4
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               6.3           9.3
  Pensions                                                .4            .6
  Deferred income taxes                                  1.1          (1.2)
  Gain on disposal of assets                             (.4)          (.7)
  Changes in:
     Current receivables - sold                          6.0          12.7
                         - operating turnover           (3.0)          2.4
     Inventories                                         4.1           2.0
     Current accounts payable and accrued expenses       5.1           2.7
  All other items - net                                   .5          (4.3)
                                                      ------        ------
     Net cash provided from operating activities        24.3          23.9
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (5.6)         (4.9)
Disposal of assets                                       4.4            .7
                                                      ------        ------
     Net cash used in investing activities              (1.2)         (4.2)
                                                      ------        ------
FINANCING ACTIVITIES:
Delhi Group activity - USX debt attributed to all
 groups - net                                          (22.0)        (25.5)
Attributed preferred stock of subsidiary                   -           3.7
Dividends paid                                           (.5)          (.5)
Payment attributed to Retained Interest                  (.2)          (.2)
                                                      ------        ------
     Net cash used in financing activities             (22.7)        (22.5)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      .4          (2.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            .1           3.8
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.5          $1.0
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid              $(4.0)        $(3.9)
  Income taxes paid, including settlements
   with other groups                                    (2.1)          (.3)




Selected notes to financial statements appear on pages 48-50.

                         DELHI GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1994.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX has not adopted SFAS No. 121. For additional information, see Delhi Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

 2. The financial statements of the Delhi Group include the financial position, results of operations and cash flows for the businesses of Delhi Gas Pipeline Corporation and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Delhi Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

     The Board has designated 14,003,205 shares of USX-Delhi Group Common Stock (Delhi Stock) to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group as of March 31, 1995. The Delhi Fraction is the percentage interest in the Delhi Group represented by the shares of Delhi Stock that are outstanding at any particular time and, based on 9,438,391 outstanding shares at March 31, 1995, is approximately 67%. The Marathon Group financial statements reflect a Retained Interest in the Delhi Group of approximately 33% at March 31, 1995. The Retained Interest is subject to reduction as shares of Delhi Stock attributed to the Retained Interest are sold.

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

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1995         1994
                                                     --------   -----------
    Natural gas in storage                              $4.5         $8.2
    Natural gas liquids (NGLs) in storage                 .1           .4
    Materials and supplies                               1.2          1.3
                                                        ----          ----
      Total                                             $5.8         $9.9
                                                        ====         ====

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

 6. Certain of the Delhi Group accounts receivable are sold in combination with the Marathon Group accounts receivable under a limited recourse agreement. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. At March 31, 1995, the balance of the Delhi Group's sold accounts receivable that had not been collected was $74.3 million. In the event of a change in control of USX, as defined in the agreement, the Delhi Group may be required to forward payments collected on sold Delhi Group accounts receivable to the buyers.

 7. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Delhi Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Expenditures for remediation and penalties have not been material.

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1995 and 1994, such capital expenditures totaled approximately $.9 million and $.7 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation and certain other subsidiaries of USX Corporation ("USX") which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the first quarter 1995 USX consolidated financial information and the Delhi Group financial statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 55.

Results of Operations
- ---------------------
     SALES totaled $136.9 million in the first quarter of 1995, compared with $154.4 million in the first quarter of 1994, as summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
                                                      -------------------
(Dollars in millions)                                  1995         1994
                                                       -----         -----
Gas Sales                                              $90.3        $134.7
Transportation                                           2.4           2.6
                                                      ------        ------
Total Systems                                           92.7         137.3
Trading                                                 27.0           5.4
Gas Processing                                          17.2          11.6
Other                                                      -            .1
                                                      ------        ------
Total Sales                                           $136.9        $154.4
                                                      ======        ======

     The 11% decrease from last year's first quarter primarily reflected lower average prices for natural gas, partially offset by increased trading volumes.

     OPERATING INCOME of $9.1 million was recorded in the first quarter of 1995, compared with $2.5 million in the first quarter of 1994. First quarter 1994 operating income included a $1.6 million favorable effect of the settlement of litigation related to a prior-year take-or-pay claim. Excluding the effect of this item, first quarter 1995 operating income increased by $8.2 million from the prior-year quarter, mainly due to improved gas processing operations and a decrease in total operating costs, excluding gas purchase costs, partially offset by a lower gas sales margin. The reduction in operating costs primarily reflected the benefits of the asset disposition plan and work force reduction program initiated in the second quarter of 1994.

     The Delhi Group attempts to sell all of the natural gas available on its systems each month. Natural gas volumes not sold to its premium markets are typically sold in the short-term interruptible ("spot") market, generally at lower average unit margins than those realized from premium sales. Excluding the above mentioned $1.6 million favorable effect of a litigation settlement recorded in the first quarter of 1994, first quarter 1995 gas sales margin decreased 11% from last year's first quarter due mainly to the effects of warmer weather in the Delhi Group's primary marketing areas of Texas and Oklahoma, and reduced premiums from Southwestern Electric Power Company as a result of the renegotiation of a gas purchase agreement in last year's first quarter.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     First quarter 1995 transportation throughput declined by 6% from the prior-year quarter of 1994 primarily due to the sale of properties included in the 1994 asset disposition plan, partially offset by additions to transportation volumes.

     Natural gas volumes from trading sales totaled 207.6 million cubic feet per day ("mmcfd") in the first quarter of 1995, compared with 29.1 mmcfd in the first quarter of 1994. The trading business, which began in last year's first quarter, involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems and the subsequent sale of like volumes. Unit margins earned in the trading business are usually significantly less than those earned on system sales.

     The Delhi Group monitors the economics of removing natural gas liquids ("NGLs") from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. Due to favorable economics, the gas processing margin in the first quarter of 1995 was significantly higher than in the comparable 1994 period, resulting in a 29% increase in NGLs sales volumes.

     INTEREST AND OTHER FINANCIAL COSTS were $3.3 million in the first quarter of 1995, compared with $2.7 million in the first quarter of 1994. The increase mainly reflected higher expenses associated with sold accounts receivable, as the yield paid to the buyer increased with market interest rates.

     NET INCOME of $4.2 million, or $.30 per share, was recorded in the first quarter of 1995, compared with $0.4 million, or $.03 per share, in the first quarter of 1994. The improvement in net income primarily reflects the factors discussed above.

Outlook
- -------
     On April 28, 1995, the Delhi Group sold its 25% interest in Ozark Gas Transmission System ("Ozark"), an interstate pipeline providing transportation services in western Arkansas and eastern Oklahoma. The Delhi Group's partnership interest in Ozark was included in the 1994 asset disposition plan.

     With completion of the Ozark sale, virtually all of the assets targeted for disposition in the 1994 plan have been sold. Actual proceeds from the sales of all assets exceeded estimated net realizable values. In the second quarter of 1995, an adjustment will be recorded to operating income and other income resulting in a favorable estimated aftertax effect of $4.5 million to $5.5 million.

     The Delhi Group's operating results are affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The levels of gas sales margin are greatly influenced by the demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. Because the strongest demand for gas and the highest gas sales unit margins generally occur during the winter heating season, the Delhi Group has historically recognized the greatest portion of income from its gas sales business during the first and fourth quarters of the year. Quarterly levels of gas sales margin are difficult to accurately project. However, relative to the comparable 1994 periods, gas sales

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

margin in the second and third quarters of 1995 could be unfavorably affected by the expiration in August 1994 of the Delhi Group's premium service contract with Central Power and Light Company, a utility electric generator serving south Texas.

     The levels of gas processing margin for future periods are also difficult to project, due to fluctuations in the price and demand for NGLs and the volatility of natural gas prices (feedstock costs). However, management can reduce the volume of NGLs extracted and sold during periods of unfavorable economics by curtailing the extraction of certain NGLs.

     See Accounting Standard below for discussion of a new Statement of Financial Accounting Standards which, upon adoption, may affect future Delhi Group operating results.

Cash Flows
- ----------
     NET CASH PROVIDED FROM OPERATING ACTIVITIES was $24.3 million in the first quarter of 1995, compared with $23.9 million for the first quarter of 1994.

     CASH FROM DISPOSAL OF ASSETS was $4.4 million in the first quarter of 1995, an increase of $3.7 million from the prior-year quarter, primarily reflecting the sale of non-strategic properties in Arkansas and Oklahoma which were included in the 1994 asset disposition plan.

     FINANCIAL OBLIGATIONS decreased by $22 million in the first quarter of 1995, mainly resulting from the Delhi Group's net cash provided from operating activities and disposal of assets, partially offset by net cash used in investing activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

Hedging Activity
- ----------------
     The Delhi Group engages in commodity hedging activities in the normal course of its businesses. Futures contracts and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of natural gas. While hedging activities are generally used to reduce risks from unfavorable price movements, they may also limit the opportunity to benefit from favorable movements. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the Delhi Group.

Liquidity
- ---------
     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
- --------------------
     The Delhi Group's capital expenditures for property, plant and equipment totaled $5.6 million in the first quarter of 1995, compared with $4.9 million in the first quarter of 1994.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In April 1995, the Delhi Group acquired a treating facility and associated gathering system in south Texas. In conjunction with the acquisition, gathering and treating services for certain lease holdings were dedicated to the Group for a term of 10 years. These assets, when integrated with existing gathering system assets in south Texas, will increase the Delhi Group's flexibility in handling new production from area fields.

     Capital expenditures in 1995 are expected to be in the range of $35 million to $45 million, exceeding the $32.1 million expended in 1994. During 1995, the Delhi Group will primarily focus on expenditures to add new dedicated gas reserves, expand existing facilities and acquire new facilities as opportunities arise.

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

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. See discussion of Financial Condition in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standard
- -------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX has initiated an extensive review of SFAS No. 121 and, at this time, cannot provide an assessment of either the impact or the timing of adoption, although it is possible that the Delhi Group could be required to recognize certain charges upon adoption.

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------
                                 ($ in Millions)


                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1995         1994
                                                       ----         ----
GROSS MARGIN

  Gas Sales and Trading Margin                         $20.6         $24.8
  Transportation Margin                                  2.4           2.6
                                                      ------        ------
  Systems and Trading Margin                            23.0          27.4
  Gas Processing Margin                                  6.7             -
                                                      ------        ------
    Total Gross Margin                                 $29.7         $27.4

OPERATING INCOME                                        $9.1          $2.5

CAPITAL EXPENDITURES                                    $5.6          $4.9


OPERATING STATISTICS

Natural Gas Throughput (a)
  Natural Gas Sales                                    631.1         652.2
  Transportation                                       231.0         244.7
                                                      ------        ------
    Systems Throughput                                 862.1         896.9
  Trading Sales                                        207.6          29.1
  Partnership - equity share (b)                        14.0          20.2
                                                     -------        ------
    Total Sales Volumes                              1,083.7         946.2

Natural Gas Liquids Sales (c)                          810.6         627.4


- ------------

  (a) Millions of cubic feet per day
  (b) Related to an investment in Ozark which was sold on April 28, 1995
  (c) Thousands of gallons per day

Part II - Other Information
- ---------------------------
Item 1.  LEGAL PROCEEDINGS

     USX-U. S. Steel Group

         (a) Pickering Litigation

             In 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering
             v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the Court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. Plaintiffs' counsel has been reported as estimating plaintiffs' anticipated recovery to be in excess of $100 million. Further proceedings were held in 1993 to determine damages for a sample group. In 1994, USX entered into settlement agreements with 227 plaintiffs providing for releases of liability against USX and the aggregate payment of approximately $1 million by USX. On May 5, 1995, the Court issued its Opinion on the damage issues concerning the claims of the sample group of 23 plaintiffs. In its Opinion, the Court appears to have rejected some of the arguments made by USX during the damage phase of the trial as well as some of the arguments put forth by the plaintiffs. USX currently is studying the impact of this lengthy decision but, if upheld and applied to all remaining cases, the decision could have an adverse impact on
             U. S. Steel Group's results of operations. The damage decision, together with the Court's earlier Opinion on liability issues, will most likely be subject to an appeal to the U.S. Court of Appeals for the Tenth Circuit prior to any disposition of the remaining cases.

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

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1995          1994
                                                       ----          ----
Income Data:
Net sales                                             $3,318        $2,730
Operating income                                         217           232
Net income                                                59           105



                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1995         1994
                                                     --------   -----------
Balance Sheet Data:
Assets:
Current assets                                        $2,555        $2,340
Noncurrent assets                                      8,847         8,974
                                                      ------        ------
Total assets                                         $11,402       $11,314
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,439        $1,591
Noncurrent liabilities                                 8,505         8,324
Stockholder's equity                                   1,458         1,399
                                                      ------        ------
Total liabilities and stockholder's equity           $11,402       $11,314
                                                      ======        ======

- ----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

          12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          12.2 Computation of Ratio of Earnings to Fixed Charges

          27.  Financial Data Schedule

   (b) REPORTS ON FORM 8-K

Form 8-K dated March 3, 1995 reporting under Item 5, Other Events, the audited financial statements for the year ended December 31, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.




      USX CORPORATION



      By /s/ Lewis B. Jones_________
           Lewis B. Jones
          Vice President &
            Comptroller


May 9, 1995