Form 10-Q
period 1995-06-30
USX CORP
filed 1995-08-10
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                                 USX CORPORATION
--------------------------------------------------------------------------------
                                      ----
             (Exact name of registrant as specified in its charter)


           Delaware                  1-5153                 25-0996816
       ---------------            ------------         -------------------
       (State or other            (Commission             (IRS Employer
       jurisdiction of            File Number)         Identification No.)
        incorporation)

600 Grant Street, Pittsburgh, PA                            15219-4776
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (412) 433-1121
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)


--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..No.....

Common stock outstanding at July 31, 1995 follows:

               USX-Marathon Group       -    287,162,628 shares
               USX-U. S. Steel Group    -     81,833,968 shares
               USX-Delhi Group          -      9,436,769 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1995
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          14

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         15

               Financial Statistics                                 20

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               21

               Marathon Group Balance Sheet                         22

               Marathon Group Statement of Cash Flows               23

               Selected Notes to Financial Statements               24

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              29

               Supplemental Statistics                              36

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1995
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            37

               U. S. Steel Group Balance Sheet                      38

               U. S. Steel Group Statement of Cash Flows            39

               Selected Notes to Financial Statements               40

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          45

               Supplemental Statistics                              51

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  52

               Delhi Group Balance Sheet                            53

               Delhi Group Statement of Cash Flows                  54

               Selected Notes to Financial Statements               55

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          59

               Supplemental Statistics                              65

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    66

       Item 4. Submission of Matters to a Vote of
                 Security Holders                                   66

       Item 5. Other Information                                    67

       Item 6. Exhibits and Reports on Form 8-K                     68

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1995    1994    1995     1994
--------------------------------------------------------------------------------
SALES                                           $5,278  $4,761 $10,316   $9,034

OPERATING COSTS:
 Cost of sales (excludes items shown below)      3,736   3,551   7,394    6,745
 Inventory market valuation charges (credits)        2     (93)    (86)    (221)
 Selling, general and administrative expenses       53      64      95      119
 Depreciation, depletion and amortization          300     272     590      530
 Taxes other than income taxes                     783     697   1,539    1,354
 Exploration expenses                               27      35      53       68
 Restructuring charges (credits)                    (6)     37      (6)      37
                                                ------  ------  ------   ------
   Total operating costs                         4,895   4,563   9,579    8,632
                                                ------  ------  ------   ------

OPERATING INCOME                                   383     198     737      402

Other income                                        37      31      61       59
Interest and other financial income                 13       2      17       11
Interest and other financial costs                (132)    (81)   (265)    (198)
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         301     150     550      274

Less provision for estimated income taxes          111      43     206       92
                                                ------  ------  ------   ------

NET INCOME                                         190     107     344      182

Dividends on preferred stock                        (8)     (9)    (16)     (16)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $182     $98    $328     $166
                                                ======  ======  ======   ======










Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1995    1994    1995     1994
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                       $107     $70    $182     $179
   - Per share - primary and fully diluted         .37     .25     .63      .63

 Dividends paid per share                          .17     .17     .34      .34

 Weighted average shares, in thousands
   - Primary                                   287,246 286,578 287,217  286,580
   - Fully diluted                             293,504 286,578 287,225  286,581

APPLICABLE TO STEEL STOCK:

 Net income                                        $74     $49    $142       $8
   - Per share - primary                           .99     .65    1.87      .11
               - fully diluted                     .95     .64    1.80      .11

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Primary                                    76,562  75,490  76,373   74,579
   - Fully diluted                              87,484  78,929  87,293   74,579

APPLICABLE TO OUTSTANDING DELHI STOCK:

 Net income (loss)                                  $1    $(21)     $4     $(21)
   - Per share - primary and fully diluted         .12   (2.27)    .42    (2.25)

 Dividends paid per share                          .05     .05     .10      .10

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,438   9,418   9,438    9,375

Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                     ASSETS
                                                     June 30    December 31
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $101           $48
  Receivables, less allowance for doubtful
   accounts of $15 and $9                              1,114         1,112
  Inventories                                          1,854         1,742
  Deferred income tax benefits                           213           339
  Other current assets                                    69            81
                                                      ------        ------
     Total current assets                              3,351         3,322
Long-term receivables and other investments,
 less reserves of $22 and $22                            962         1,005
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $14,383 and $14,211                                  11,151        11,375
Prepaid pensions                                       1,574         1,485
Other noncurrent assets                                  324           330
                                                      ------        ------
     Total assets                                    $17,362       $17,517
                                                      ======        ======

Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     June 30    December 31
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Notes payable                                         $111            $1
  Accounts payable                                     1,778         1,873
  Payroll and benefits payable                           467           442
  Accrued taxes                                          354           330
  Accrued interest                                       128           128
  Long-term debt due within one year                     314            78
                                                      ------        ------
     Total current liabilities                         3,152         2,852
Long-term debt, less unamortized discount              4,975         5,521
Long-term deferred income taxes                        1,197         1,249
Employee benefits                                      2,793         2,822
Deferred credits and other liabilities                   476           521
Preferred stock of subsidiary                            250           250
                                                      ------        ------
     Total liabilities                                12,843        13,215
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stocks:
  Adjustable Rate Cumulative issued - 2,099,970 shares   105           105
  6.50% Cumulative Convertible issued - 6,900,000 shares
   ($345 liquidation preference)                           7             7

Common stocks:
  Marathon Stock issued - 287,201,519 shares and
   287,185,916 shares                                    287           287
  Steel Stock issued - 76,761,577 shares and
   75,969,771 shares                                      77            76
  Delhi Stock issued - 9,438,391 shares and
   9,437,891 shares                                        9             9
Treasury common stock, at cost:
  Marathon Stock 39,597 shares and 0 shares               (1)            -
  Steel Stock 14,805 shares and 0 shares                   -             -
  Delhi Stock 1,622 shares and 0 shares                    -             -
Additional paid-in capital                             4,040         4,168
Accumulated earnings (deficit)                            14          (330)
Other equity adjustments                                 (19)          (20)
                                                      ------        ------
     Total stockholders' equity                        4,519         4,302
                                                      ------        ------
     Total liabilities and stockholders' equity      $17,362       $17,517
                                                      ======        ======

Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $344          $182
Adjustments to reconcile to net cash provided from
 (used in) operating activities:
  Depreciation, depletion and amortization               590           530
  Exploratory dry well costs                              17            28
  Inventory market valuation credits                     (86)         (221)
  Pensions                                               (78)          (81)
  Postretirement benefits other than pensions             (8)           45
  Deferred income taxes                                   78            91
  Gain on disposal of assets                             (11)          (33)
  Restructuring charges (credits)                         (6)           37
  Changes in:
     Current receivables - sold                          (10)            -
                         - operating turnover              5            12
     Inventories                                         (29)          (56)
     Current accounts payable and accrued expenses       (58)         (582)
  All other items - net                                   20             4
                                                      ------        ------
     Net cash provided from (used in)
         operating activities                            768           (44)
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (413)         (399)
Disposal of assets                                        68            46
All other items - net                                     13            15
                                                      ------        ------
     Net cash used in investing activities              (332)         (338)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements-net  (238)          102
Other debt - borrowings                                    -           505
           - repayments                                  (18)         (721)
Issuance of preferred stock of subsidiary                  -           242
Common stock issued                                       22           211
Dividends paid                                          (149)         (150)
                                                      ------        ------
     Net cash provided from (used in)
         financing activities                           (383)          189
                                                      ------        ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      53          (193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            48           268
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $101           $75
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(237)        $(347)
  Income taxes (paid) refunded                           (92)            2

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

 3. The items below were included in both sales and operating costs, resulting in no effect on income:

                                                          (In millions)
                                                -------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $681    $602  $1,328   $1,145
    Matching buy/sell transactions                 491     558   1,052      967

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1995         1994
                                                     --------   -----------
    Raw materials                                       $582         $568
    Semi-finished products                               325          336
    Finished products                                    941          930
    Supplies and sundry items                            199          187
                                                      ------        ------
      Total (at cost)                                  2,047        2,021
    Less inventory market valuation reserve              193          279
                                                      ------        ------
      Net inventory carrying value                    $1,854       $1,742
                                                      ======        ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the reserve result in charges or credits to operating income.

 5. In the second quarter of 1994, payments of $124 million were made to settle various state tax issues. As a result of these settlements, a net favorable adjustment of $37 million was made to net income consisting of a credit of $12 million in operating costs, a credit of $35 million in interest and other financial costs and an income tax provision effect of $10 million.

 6. In the second quarter of 1994, restructuring charges totaling $40 million were reported for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. Charges of $37 million were included in operating costs and $3 million included in other income. In the second quarter of 1995, disposition of these assets was completed at higher than anticipated sales proceeds, resulting in restructuring credits of $11 million ($6 million included in operating income and $5 million included in other income).

 7. Operating income included net periodic pension credits of $72 million and $61 million in the first six months of 1995 and 1994, respectively, ($36 million and $31 million in the second quarter of 1995 and 1994, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.
     The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was increased to 10% in 1995 from 9% in 1994.

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

 9. At June 30, 1995, USX had no borrowings against its $2,325 million long-term revolving credit agreement. At June 30, 1995, $2 million of commercial paper and $426 million of zero coupon convertible debentures were included in long-term debt, since the unused long-term credit agreement was available for refinancing, if needed.

     USX had outstanding borrowings of $56 million at June 30, 1995, against its short-term lines of credit totaling $165 million, which require maintenance of compensating balances of 3%. In addition, USX had other outstanding short-term borrowings of $55 million.

     In the event of a change in control of USX, debt obligations totaling $3,942 million at June 30, 1995, may be declared immediately due and payable.

10. USX has entered into agreements to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At June 30, 1995, the balance of sold accounts receivable that had not been collected was $740 million, and the buyers had collection rights for an additional $92 million of designated unsold receivables to collateralize the limited recourse provisions. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At June 30, 1995, the balance of sold loans receivable subject to recourse was $108 million. As of June 30, 1995, USX Credit had outstanding loan commitments of $10 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

11.  (Continued)

     In 1994, USX paid $367 million in judgments against the Bessemer & Lake Erie Railroad in the Lower Lake Erie Iron Ore Antitrust Litigation. Two remaining plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

     In 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. On May 5, 1995, the Court issued its Opinion on the damage issues concerning the claims of a sample group of 23 plaintiffs. A settlement requiring USX to make payments of $47 million (which had been partially accrued in prior periods) has been approved by the court covering substantially all of the remaining plaintiffs.

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1995, and December 31, 1994, accrued liabilities for remediation totaled $164 million and $186 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1995 and for the years 1994 and 1993, such capital expenditures for environmental controls totaled $41 million, $132 million and $181 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At June 30, 1995, and December 31, 1994, accrued liabilities for platform abandonment and dismantlement totaled $124 million and $127 million, respectively.

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

     Guarantees by USX of the liabilities of affiliated and other entities totaled $166 million at June 30, 1995. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of June 30, 1995, the largest guarantee for a single affiliate was $79 million.

     At June 30, 1995, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $195 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at June 30, 1995, totaled $429 million compared with $283 million at December 31, 1994.

12. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX has not adopted SFAS No. 121. For additional information, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

13. In July 1995, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $169 million.


                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------


   Six Months Ended
       June 30                           Year Ended December 31
--------------------    -------------------------------------------------------

   1995        1994         1994        1993         1992        1991      1990
   ----        ----         ----        ----         ----        ----      ----
   2.69        1.71         1.92        (a)          (a)         (a)       2.69
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



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------

   Six Months Ended
       June 30                           Year Ended December 31
---------------------   -------------------------------------------------------

   1995        1994         1994        1993         1992        1991      1990
   ----        ----         ----        ----         ----        ----      ----
   2.92        1.84         2.08        (a)          (a)         (a)       2.80
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following discussion should be read in conjunction with the second quarter 1995 USX consolidated financial statements and selected notes.

Results of Operations
---------------------
     See the Consolidated Statement of Operations - Income per Common Share for comparative amounts applicable to the three classes of common stock.

     Sales in the second quarter of 1995 increased $517 million from the same period in 1994. The improvement reflected increases of 21% (excluding matching buy/sell transactions and excise taxes), 6% and 2% in sales for the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively. Sales in the first six months of 1995 increased $1,282 million from the same period in 1994. First half 1995 sales for the Marathon Group and U. S. Steel Group increased 20% (excluding matching buy/sell transactions and excise taxes) and 10%, respectively, from the same period in 1994, while sales for the Delhi Group decreased 5%. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income.

     Operating income increased $185 million in the second quarter of 1995 from the same period in 1994. Results in the second quarter of 1995 included charges of $56 million related to the Pickering v. USX litigation and the repair of the Gary Works' No. 8 blast furnace (which was damaged by an explosion on April 5, 1995), and a $2 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve, partially offset by a favorable adjustment of $6 million related to the completion of the planned disposition of certain nonstrategic gas gathering and processing assets. The second quarter 1994 operating income included a $93 million favorable noncash effect resulting from a decrease in inventory market valuation reserve, partially offset by restructuring charges of $37 million related to the planned disposition of certain nonstrategic gas gathering and processing assets. Excluding the effects of these items, second quarter 1995 operating income increased $293 million from the second quarter of 1994. This reflected increases of $188 million, $97 million and $8 million in operating results for the Marathon Group, the
U. S. Steel Group and the Delhi Group, respectively.

     Operating income increased $335 million in the first six months of 1995 from the same period in 1994. Operating income in the first six months of 1995 included an $86 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve and a favorable adjustment of $6 million related to the completion of the planned disposition of certain nonstrategic gas gathering and processing assets, partially offset by charges of $56 million related to the Pickering v. USX litigation and the repair of the Gary Works' No. 8 blast furnace. Operating income in the first six months of 1994 included a $221 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, partially offset by $44 million of charges related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for modernization of the Gary Works hot strip mill and pickle line and $37 million of charges related to the planned disposition of certain nonstrategic gas gathering and processing assets. Excluding the effects of these items, operating income in the first six months of 1995 increased $439 million from the same period in 1994. This reflected increases of $213 million, $211 million and $15 million in operating results for the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other income in the first six months of 1995 primarily reflected income from equity affiliates. Other income in the first six months of 1994 included a pretax gain of $33 million from the disposal of assets ($9 million in the second quarter), primarily related to the first quarter sale of certain domestic oil and gas production properties.

     Net interest and other financial costs increased $61 million in the first six months of 1995 from the same period in 1994. Net interest and other financial costs in the first six months of 1994 included a $35 million favorable effect resulting from settlement of various state tax issues. Excluding the favorable effect, net interest and other financial costs increased 12% in the first six months of 1995 from the same period in 1994, primarily due to lower capitalized interest at the Marathon Group.

     Net income increased 78% in the second quarter of 1995 from the same period in 1994. For the first six months of 1995, net income increased 89% from the same period in 1994.

Group Results
-------------
     See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

Operating Statistics
--------------------
     For details, see Supplemental Statistics table for the Marathon Group, the
U. S. Steel Group and the Delhi Group.

Dividends to Stockholders
-------------------------
     On July 25, 1995, USX's Board of Directors (the "Board") declared dividends of 17 cents per share on Marathon Stock, 25 cents per share on Steel Stock and five cents per share on Delhi Stock, all payable September 9, 1995, to stockholders of record at the close of business on August 16, 1995.

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.50% Cumulative Convertible Preferred Stock and $0.9375 per share on USX Corporation's Adjustable Rate Cumulative Preferred Stock, in each case payable September 29, 1995, to stockholders of record at the close of business on August 31, 1995.

FINANCIAL CONDITION
-------------------

Cash Flows
----------
     At June 30, 1995, cash and cash equivalents totaled $101 million compared with $48 million at December 31, 1994.

     Net cash provided from operating activities totaled $768 million in the first six months of 1995, compared with net cash used in operating activities of $44 million

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

in the first six months of 1994. Results in 1994 included payments of $367 million to settle substantially all of the remaining judgments from the Bessemer & Lake Erie Railroad litigation and payments of $124 million in the second quarter of 1994 related to settlement of various state tax issues. Excluding the 1994 payments, net cash provided from operating activities in the first six months of 1995 improved $321 million from the same period in 1994. The increase primarily reflected improved profitability and favorable working capital changes.

     Cash from the disposal of assets totaled $68 million in the first six months of 1995, compared with $46 million in the same period in 1994. The 1995 proceeds primarily reflected property sales by real estate development and management and USX Credit. The 1994 proceeds primarily reflected the sale of certain domestic oil and gas production properties.

     USX's total long-term debt, preferred stock of subsidiary and notes payable at June 30, 1995, was $5,650 million, down $200 million from December 31, 1994. At June 30, 1995, USX had $2,325 million in unused long-term revolving committed credit agreements. USX had outstanding borrowings of $111 million against short-term lines of credit totaling $340 million, of which $175 million requires a commitment fee and the other $165 million generally requires a maintenance of compensating balances of 3%.

Hedging Activity
----------------
     USX engages in hedging activities in the normal course of its businesses. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas and refined products. Forward currency contracts have been used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. USX's hedging activities have not been significant in relation to its overall business activity. Based on the risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of USX.

Liquidity
---------
     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of June 30, 1995, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1995 and years 1996 and 1997 are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, future borrowings and other external financing sources.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In July 1995, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $169 million. The net proceeds were used to fund the U. S. Steel Group's principal pension plan for the 1994 and a portion of the 1995 plan years.

Capital Expenditures
--------------------
     Capital expenditures for property, plant and equipment in the second quarter and first six months of 1995 were $254 million and $413 million, respectively, compared with $237 million and $399 million in the same periods in 1994. The increases from 1994 to 1995 primarily reflected higher spending for the U. S. Steel Group mainly due to spending related to the Gary Works' No. 8 blast furnace, continued spending on a degasser at Mon Valley Works and a granulated coal injection facility at Fairfield Works' blast furnace. For further details, see the Financial Statistics table.

     For the year 1995, capital expenditures are expected to total approximately $1.1 billion. The increase from 1994 of $105 million is expected to result mainly from higher spending for the U. S. Steel Group. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group.

     Contract commitments for capital expenditures at June 30, 1995, were $429 million, compared with $283 million at year-end 1994.

Environmental Matters, Contingencies and Commitments
----------------------------------------------------
     USX has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of USX's products and services, operating results will be adversely affected. USX believes that domestic competitors of the U. S. Steel Group and substantially all the competitors of the Marathon Group and the Delhi Group are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and the specific products and services it provides.

     USX has been notified that it is a potentially responsible party ("PRP") at 46 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1995. In addition, there are 34 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 107 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 11 to the Consolidated Financial Statements.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment certain of which are discussed in Note 11 to the Consolidated Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Cash Flows and Liquidity herein.

Accounting Standard
-------------------
     In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. USX is currently reviewing its assets and, at this time, cannot provide an assessment of either the impact or the timing of adoption of SFAS No. 121, although it is likely that certain charges will be recognized upon adoption.

                                 USX Corporation
                              FINANCIAL STATISTICS
                              --------------------
                                ($'s in Millions)
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
SALES

 Marathon Group                                 $3,528  $3,105  $6,865   $5,852
 U. S. Steel Group                               1,623   1,534   3,200    2,918
 Delhi Group                                       139     136     276      291
 Eliminations                                      (12)    (14)    (25)     (27)
                                               ------- ------- -------  -------
   Total                                        $5,278  $4,761 $10,316   $9,034


OPERATING INCOME (LOSS)

 Marathon Group                                   $249    $156    $460     $382
 U. S. Steel Group                                 129      88     263       64
 Delhi Group                                         5     (46)     14      (44)
                                                ------  ------  ------   ------
   Total                                          $383    $198    $737     $402


CAPITAL EXPENDITURES

 Marathon Group                                   $161    $164    $258     $277
 U. S. Steel Group                                  86      64     142      108
 Delhi Group                                         7       9      13       14
                                                ------  ------  ------   ------
   Total                                          $254    $237    $413     $399

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1995    1994    1995     1994
--------------------------------------------------------------------------------
SALES                                           $3,528  $3,105  $6,865   $5,852

OPERATING COSTS:
 Cost of sales (excludes items shown below)      2,230   2,097   4,439    3,867
 Inventory market valuation charges (credits)        2     (93)    (86)    (221)
 Selling, general and administrative expenses       79      86     152      164
 Depreciation, depletion and amortization          209     182     416      353
 Taxes other than income taxes                     732     642   1,431    1,239
 Exploration expenses                               27      35      53       68
                                                ------  ------  ------   ------
   Total operating costs                         3,279   2,949   6,405    5,470
                                                ------  ------  ------   ------

OPERATING INCOME                                   249     156     460      382

Other income (loss)                                  8      (4)     13       18
Interest and other financial income                 10       -      13        7
Interest and other financial costs                 (94)    (43)   (185)    (120)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                         173     109     301      287

Less provision for estimated income taxes           65      37     116      105
                                               ------- ------- -------  -------

NET INCOME                                         108      72     185      182

Dividends on preferred stock                        (1)     (2)     (3)      (3)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO MARATHON STOCK           $107     $70    $182     $179
                                                ======  ======  ======   ======

MARATHON STOCK DATA:
 Net income per share - primary and fully diluted $.37    $.25    $.63     $.63

 Dividends paid per share                          .17     .17     .34      .34

 Weighted average shares, in thousands
   - Primary                                   287,246 286,578 287,217  286,580
   - Fully diluted                             293,504 286,578 287,225  286,581

Selected notes to financial statements appear on pages 24-28.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $72           $28
  Receivables, less allowance for doubtful
   accounts of $3 and $3                                 476           438
  Inventories                                          1,212         1,137
  Other current assets                                   136           134
                                                     -------        ------
     Total current assets                              1,896         1,737
Long-term receivables and other investments              291           376
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $8,142 and $7,797                                     8,176         8,364
Prepaid pensions                                         274           261
Other noncurrent assets                                  207           213
                                                      ------        ------
     Total assets                                    $10,844       $10,951
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $83            $1
  Accounts payable                                       952         1,129
  Payable to other groups                                 70            44
  Payroll and benefits payable                            78            84
  Accrued taxes                                           92           133
  Deferred income taxes                                  191           171
  Accrued interest                                        97            95
  Long-term debt due within one year                     232            55
                                                      ------        ------
     Total current liabilities                         1,795         1,712
Long-term debt, less unamortized discount              3,684         3,983
Long-term deferred income taxes                        1,302         1,270
Employee benefits                                        321           317
Deferred credits and other liabilities                   233           246
Preferred stock of subsidiary                            182           182
                                                      ------        ------
     Total liabilities                                 7,517         7,710
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stock                                           78            78
Common stockholders' equity                            3,249         3,163
                                                      ------        ------
     Total stockholders' equity                        3,327         3,241
                                                      ------        ------
     Total liabilities and stockholders' equity      $10,844       $10,951
                                                      ======        ======

Selected notes to financial statements appear on pages 24-28.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $185          $182
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               416           353
  Exploratory dry well costs                              17            28
  Inventory market valuation credits                     (86)         (221)
  Pensions                                               (12)           (9)
  Postretirement benefits other than pensions              5             8
  Deferred income taxes                                   34            84
  Gain on disposal of assets                              (3)          (25)
  Changes in:
     Current receivables - sold                            8             3
                         - operating turnover            (46)          (83)
     Inventories                                          11           (41)
     Current accounts payable and accrued expenses      (197)         (178)
  All other items - net                                   80            18
                                                      ------        ------
     Net cash provided from operating activities         412           119
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (258)         (277)
Disposal of assets                                        13            32
Elimination of Retained Interest in Delhi Group           58             -
All other items - net                                      3            10
                                                      ------        ------
     Net cash used in investing activities              (184)         (235)
                                                      ------        ------
FINANCING ACTIVITIES:
Decrease in Marathon Group's share of
 USX consolidated debt                                   (83)         (108)
Attributed preferred stock of subsidiary                   -           176
Dividends paid                                          (101)         (100)
                                                      ------        ------
     Net cash used in financing activities              (184)          (32)
                                                      ------        ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      44          (148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            28           185
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $72           $37
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(164)        $(219)
  Income taxes paid, including settlements with other
   groups                                                (96)          (34)

Selected notes to financial statements appear on pages 24-28.

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

 4. The items below were included in both sales and operating costs, resulting in no effect on income:

                                                          (In millions)
                                                -------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $681    $602  $1,328   $1,145
    Matching buy/sell transactions                 491     558   1,052      967

 5. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1995         1994
                                                     --------   -----------
    Crude oil and natural gas liquids                   $512         $516
    Refined products and merchandise                     794          801
    Supplies and sundry items                             99           99
                                                      ------        ------
      Total (at cost)                                  1,405        1,416
    Less inventory market valuation reserve              193          279
                                                      ------        ------
      Net inventory carrying value                    $1,212       $1,137
                                                      ======        ======

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 5.  (Continued)

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the reserve result in charges or credits to operating income.

 6. In the second quarter of 1994, payments of $123 million were made to settle various state tax issues. As a result of these settlements, a net favorable adjustment of $36 million was made to net income consisting of a credit of $12 million in operating costs, a credit of $34 million in interest and other financial costs and an income tax provision effect of $10 million.

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

 8. The Marathon Group participates in an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At June 30, 1995, the balance of sold accounts receivable that had not been collected was $340 million, and the buyers had collection rights for an additional $34 million of designated unsold receivables to collateralize the limited recourse provisions.

 9. On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of Delhi Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The transfer was made at a price of $12.75 per equivalent share, or an aggregate of $58 million, resulting in a corresponding reduction of the Marathon Group debt. The Retained Interest represented the Marathon Group's interest in the earnings and equity of the Delhi Group.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At both June 30, 1995, and December 31, 1994, accrued liabilities for remediation totaled $45 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1995 and for the years 1994 and 1993, such capital expenditures for environmental controls totaled $20 million, $70 million and $123 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         At June 30, 1995, and December 31, 1994, accrued liabilities for platform abandonment and dismantlement totaled $124 million and $127 million, respectively.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     Guarantees by USX of the liabilities of affiliated and other entities of the Marathon Group totaled $18 million at June 30, 1995.

     At June 30, 1995, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $195 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At June 30, 1995, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $190 million compared with $158 million at December 31, 1994.

11. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX has not adopted SFAS No. 121. For additional information, see Marathon Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX") which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the second quarter 1995 USX consolidated financial information and the Marathon Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 36.

Results of Operations
---------------------
     Sales (excluding matching buy/sell transactions and excise taxes) increased by 21% in the second quarter of 1995 from the prior-year quarter. Sales for the second quarter and first six months of 1995 and 1994 are summarized in the following table:

                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1995    1994    1995     1994
                                                -----   -----   -----    -----
Refined Products and Merchandise                $1,883  $1,598  $3,479   $3,010
Crude Oil and Condensate                           173     129     384      289
Natural Gas (a)                                    233     163     486      329
Natural Gas Liquids                                 17      11      34       23
Transportation, Drilling and Other                  50      44     102       89
Matching Buy/Sell Transactions (b)                 491     558   1,052      967
Excise Taxes (b)                                   681     602   1,328    1,145
                                                ------  ------  ------   ------
Total Sales                                     $3,528  $3,105  $6,865   $5,852
                                                ======  ======  ======   ======
--------

(a) Amounts for 1995 represented equity, royalty and trading sales; amounts for 1994 represented equity sales.
(b) Included in both sales and operating costs, resulting in no effect on income.

     The improvements in the 1995 second quarter and first six months primarily reflected higher average prices for domestic refined products and worldwide liquid hydrocarbons (including matching buy/sell transactions), increased excise taxes, increased volumes for worldwide liquid hydrocarbons and natural gas, and higher average prices for international natural gas. These factors were partially offset by lower average prices for domestic natural gas. In addition, second quarter refined product sales volumes declined in 1995 from 1994 due to reduced refined product buy/sell activity.

     Operating income was $249 million in the second quarter of 1995, compared with $156 million in the second quarter of 1994. Second quarter operating income for 1995 included a $2 million unfavorable noncash effect of an increase in the inventory market valuation reserve, while income in 1994 included a $93 million favorable effect of a decrease in the reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. The amounts of increases or decreases in the reserve in future periods are dependent on changes in future crude oil and refined product price levels, and inventory turnover.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Excluding the effects of adjustments to the inventory market valuation reserve, operating income in the second quarter of 1995 increased by $188 million from the second quarter of 1994, due primarily to improved refined product margins, increased sales volumes for worldwide liquid hydrocarbons and natural gas, and higher average prices for worldwide liquid hydrocarbons and international natural gas, partially offset by lower average prices for domestic natural gas. Operating income in the second quarter of 1994 included employee reorganization charges of $27 million related to employee severance and relocation costs associated with work force reduction programs, and a $12 million favorable effect resulting from settlement of various state production taxes. The employee reorganization charges were comprised of $11 million for worldwide exploration and production, $10 million for refining, marketing and transportation, and $6 million for administrative.

     Operating income from refining, marketing and transportation operations was $147 million in the second quarter of 1995, an improvement of $118 million from the second quarter of 1994. This improvement mainly reflected higher average refined product prices and lower maintenance expense for refinery turnaround activity, partially offset by increases in raw material costs. Second quarter refined product sales volumes, excluding matching buy/sell volumes, increased by 4% in 1995 from 1994.

     Second quarter 1995 wholesale margins on refined products improved significantly from depressed first quarter levels, especially in the Midwest, reflecting strong demand (fueled by seasonal effects and the strengthening U.S. economy), and supply constraints resulting from a Brazilian oil industry labor strike and several unplanned refinery outages in the Midwest and South. This included a nine-day unplanned outage of the 32,500 barrel per day ("bpd") fluid catalytic cracking unit ("F.C.C.U.") at Marathon's 70,000 bpd Texas City refinery that did not have a material adverse effect on Marathon's second quarter sales volumes or operating results, as product shortfalls were primarily filled from inventories.

     Operating income from worldwide exploration and production was $126 million in the second quarter of 1995, up $67 million from the second quarter of 1994, reflecting improved domestic and international results. Operating income from domestic exploration and production was $83 million in the second quarter of 1995, compared with $51 million in the second quarter of 1994. The improvement was primarily due to increased volumes for liquid hydrocarbons and natural gas and higher average prices for liquid hydrocarbons, partially offset by lower average prices for natural gas. Operating income in 1994 included the previously mentioned $12 million favorable effect of the settlement of various state taxes. The increase in domestic liquid hydrocarbon volumes primarily reflected production from the Ewing Bank 873 Field in the Gulf of Mexico, which began production in August 1994. The increase in domestic natural gas volumes primarily reflected successful drilling programs in Wyoming and Texas and an acquisition in New Mexico.

     Operating income from international exploration and production was $43 million in the second quarter of 1995, compared with $8 million in the second quarter of 1994. The improvement was primarily due to higher average prices and volumes for liquid hydrocarbons and natural gas. The increase in liquid hydrocarbon volumes mainly reflected increased production from the East Brae Field in the U.K. North Sea and new production from the KG Field in Indonesia.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Brae-Area production averaged 49,000 net bpd in the second quarter of 1995, compared with 57,000 net bpd in the first quarter. A planned maintenance shut-in of Brae-Area operations in the U.K. North Sea during the second quarter of 1995 resulted in an estimated 5,500 net bpd reduction in second quarter Brae-Area production. The shut-in was scheduled to coincide with the planned maintenance of third-party facilities. Marathon owns a 41.6% revenue interest in the South, Central and North Brae Fields and a 38.5% revenue interest in the East Brae Field.

     The increase in second quarter international natural gas sales volumes in 1995 versus 1994 mainly reflected Brae-Area gas sales, which began in October 1994. Gas sales volumes through the Scottish Area Gas Evacuation ("SAGE") pipeline system averaged 94 net million cubic feet per day ("mmcfd") during the second quarter of 1995. The decline from the first quarter mainly reflected seasonal demand fluctuations. Although demand for natural gas from the Brae Area continues to be lower than anticipated, annual cash flows from the two primary Brae-Area natural gas sales contracts are largely protected by take-or-pay provisions.

     Marathon Group operating income in the first six months of 1995 was $460 million, compared with $382 million in the first six months of 1994. Operating income for the first six months of 1995 and 1994 included favorable noncash effects of $86 million and $221 million, respectively, reflecting adjustments to the inventory market valuation reserve. Excluding the effects of these adjustments, operating income in the first six months of 1995 increased by $213 million from the first six months of 1994. The increase mainly reflected higher average prices and volumes for worldwide liquid hydrocarbons, increased sales volumes for worldwide natural gas, higher average prices for international natural gas, and slightly higher refined product margins. These factors were partially offset by lower average prices for domestic natural gas. Operating income in the first six months of 1994 included charges of $29 million related to employee reorganization and a favorable effect of $12 million resulting from the settlement of various state production taxes. Operating income in the first six months of 1994 also included income of $15 million from Emro Propane Company (a wholly owned subsidiary of Marathon's Emro Marketing Company) which distributed propane to residential and industrial consumers in the Midwest. The assets of Emro Propane Company were sold in September 1994.

     Other income totaled $13 million in the first six months of 1995, compared with $18 million in the first six months of 1994. In addition to income from equity affiliates, other income in the first six months of 1995 included gains of $3 million on the disposal of assets. Other income in the first six months of 1994 included gains of $25 million on the disposal of assets (primarily certain domestic oil and gas production properties), partially offset by a $10 million unfavorable effect applicable to the Marathon Group's 33% Retained Interest in the Delhi Group (the Delhi Group reported a second quarter 1994 net loss, predominantly as a result of restructuring charges related to planned asset dispositions). The Retained Interest was eliminated in June 1995.

     Net interest and other financial costs in the first six months of 1995 increased by $59 million from the first six months of 1994, due, in part, to lower capitalized interest following the completion during 1994 of the East Brae project and SAGE system. Interest and other financial costs in the first six months of 1994 included a $34 million favorable effect of a second quarter settlement of various state tax issues.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net income for the Marathon Group totaled $108 million, or $.37 per share, in the second quarter of 1995, compared with $72 million, or $.25 per share, in the second quarter of 1994. Net income totaled $185 million, or $.63 per share, in the first six months of 1995, compared with $182 million, or $.63 per share, in the first six months of 1994. The increases in net income primarily reflect the factors discussed above.

     On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX-Delhi Group Common Stock). This was accomplished through a reallocation of assets and corresponding adjustments to debt and equity attributed to the Marathon and Delhi Groups. The transfer was made at a price of $12.75 per equivalent share, or an aggregate value of $58 million. The Audit Committee of the USX Board of Directors approved the transaction following receipt of advice from two nationally recognized investment banking firms who negotiated the per-share price and rendered opinions to the Audit Committee that such price was fair from a financial point of view to the respective groups and their shareholders. The Retained Interest represented the Marathon Group's interest in the earnings and equity of the Delhi Group. The effect on future operating results of the Marathon Group is not expected to be material. For further discussion of the elimination of the Retained Interest, see Financial obligations, below, and Note 9 to the Marathon Group Financial Statements.

Outlook
-------
     Worldwide natural gas sales volumes are expected to trend downward in the third quarter of 1995 and increase in the fourth quarter, mainly reflecting seasonal demand fluctuations. In June, Marathon completed renegotiation of its natural gas sales agreement covering post-1996 production from the Kinsale Head and Ballycotton Fields in the Irish Celtic Sea. The agreement provides for a higher composite gas price, and accordingly, extends the economic production lives of the fields. Natural gas sales from these maturing fields are expected to average approximately 260 mmcfd in 1995, and decrease in succeeding years as a result of natural production declines. Marathon holds a 100% working interest in the Kinsale Head and Ballycotton Fields.

     Marathon and its working interest partners continued appraisal activity of the Green Canyon Block 244 No. 1 discovery located offshore Louisiana with a successful delineation well in block 200 in early July. Marathon and its partners are currently drilling an exploratory well in the adjacent Green Canyon Block 245.

     Progress continues toward ratification of the Sakhalin II Production Sharing Contract ("PSC") for development of the Lunskoye gas field and the Piltun-Astokhskoye oil field located offshore Sakhalin Island in the Russian Far East Region. In June 1995, a PSC Law was passed by the Russian Duma and sent to the Russian Federation Council for consideration. The Federation Council is expected to vote on the PSC Law in the third quarter of 1995. The Marathon Group has a 30% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy") joint venture company. While adoption of a PSC Law would be a significant step toward stabilization of the PSC, other Russian laws and acts at the Federation and local levels will need to be brought into compliance with the PSC before Sakhalin Energy commits to undertaking appraisal period activities. These appraisal period activities include the finalizing of the development plan and efforts to secure liquefied natural gas markets and financing arrangements.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. These developments tend to be cyclical as well as subject to a wide range of global political events. For example, in addition to industry supply and demand conditions, changes in production policy by the Organization of Petroleum Exporting Countries, or in the status of United Nations sanctions against Iraq, could affect industry prices during the remainder of the year.

     The Marathon Group's posted price for West Texas Intermediate, a benchmark crude oil, averaged $15.54 per barrel in July 1995, down from a second quarter average of $17.63 per barrel.

     For discussion of a new Statement of Financial Accounting Standards that, upon adoption, may affect future Marathon Group operating results, see Accounting Standard below.

Cash Flows
----------
     Net cash provided from operating activities was $412 million in the first six months of 1995, compared with $119 million in the first six months of 1994. The improvement mainly reflected higher average prices and volumes for worldwide liquid hydrocarbons and favorable working capital changes. Net cash provided from operating activities in the first six months of 1994 was adversely affected by second quarter payments of $123 million related to settlement of various state tax issues.

     Cash from the disposal of assets was $13 million in the first six months of 1995, compared with $32 million in the first six months of 1994. Proceeds in each of these periods primarily reflected the sale of certain domestic oil and gas production properties and certain refining and marketing assets.

     Financial obligations decreased by $83 million in the first six months of 1995, as cash provided from operating activities and the elimination of the Marathon Group's Retained Interest in the Delhi Group exceeded cash used for capital expenditures and dividends paid. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

Hedging Activity
----------------
     The Marathon Group engages in hedging activities in the normal course of its business. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of crude oil, natural gas and refined products. Forward currency contracts have been used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. The Marathon Group's hedging activities have not been significant in relation to its overall business activity. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the Marathon Group.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity
---------
     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
--------------------
     Marathon Group capital expenditures for property, plant and equipment in the second quarter and first six months of 1995 were $161 million and $258 million, respectively, compared with $164 million and $277 million in the comparable 1994 periods. Expenditures in these periods were primarily for upstream projects. Capital expenditures for the year 1995 are expected to total approximately $670 million, compared with $753 million for the year 1994. Contract commitments for capital expenditures were $190 million at June 30, 1995, compared with $158 million at year-end 1994.

Environmental Matters, Contingencies and Commitments
----------------------------------------------------
     The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil and refined products.

     USX has been notified that it is a potentially responsible party ("PRP") at 19 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1995. In addition, there are seven sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 64 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

Accounting Standard
-------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year, but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. The Marathon Group is currently reviewing its assets and, at this time, cannot provide an assessment of either the impact or the timing of adoption of SFAS No. 121, although it is likely that certain charges will be recognized upon adoption.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                        ---------------------------------
                                ($'s in Millions)

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
                                                -------------   -------------
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
OPERATING INCOME (LOSS)
 Exploration & Production
   Domestic                                        $83     $51    $168      $66
   International                                    43       8     105       10
 Refining, Marketing & Transportation              147      29     142      126
 Gas Gathering & Processing                          -      (1)      -        -
 Administrative                                    (22)    (24)    (41)     (41)
                                                ------  ------  ------   ------
                                                  $251     $63    $374     $161
 Inventory Market Val. Res. Adjustment              (2)     93      86      221
                                                ------ -------  ------  -------
   Total Marathon Group                           $249    $156    $460     $382

CAPITAL EXPENDITURES                              $161    $164    $258     $277

EXPLORATION EXPENSES                               $27     $35     $53      $68

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (a):
 Domestic                                        132.6   109.1   130.9    109.8
 International                                    66.3    53.0    71.0     50.9
                                                ------  ------  ------   ------
   Worldwide                                     198.9   162.1   201.9    160.7

Net Natural Gas Production (b):
 Domestic                                        649.1   570.8   651.1    571.6
 International - Equity                          449.4   364.6   468.4    389.0
 International - Other (c)                        15.3       -    34.5        -
                                               -------  ------ -------   ------
   Worldwide                                   1,113.8   935.4 1,154.0    960.6

Average Sales Prices:
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $15.36  $14.21  $14.94   $12.70
   International                                 17.67   15.60   17.20    14.80
 Natural Gas (per Mcf)
   Domestic                                      $1.61   $2.06   $1.65    $2.07
   International                                  1.91    1.45    1.87     1.45

 Natural Gas Sales (b) (d):
   Domestic                                      989.0   841.7   992.9    826.1
   International                                 464.7   364.6   502.9    389.0
                                               ------- ------- -------  -------
     Worldwide                                 1,453.7 1,206.3 1,495.8  1,215.1

Crude Oil Refined (a)                            532.5   531.5   505.8    486.4
Refined Products Sold (a)                        720.2   759.2   724.9    722.8

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

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1995    1994    1995     1994
--------------------------------------------------------------------------------
SALES                                           $1,623  $1,534  $3,200   $2,918

OPERATING COSTS:
 Cost of sales (excludes items shown below)      1,393   1,343   2,741    2,646
 Selling, general and administrative
  expenses (credits)                               (32)    (31)    (69)     (61)
 Depreciation, depletion and amortization           84      80     161      158
 Taxes other than income taxes                      49      54     104      111
                                                ------  ------  ------   ------
   Total operating costs                         1,494   1,446   2,937    2,854
                                                ------  ------  ------   ------
OPERATING INCOME                                   129      88     263       64

Other income                                        26      27      45       32
Interest and other financial income                  3       3       5        6
Interest and other financial costs                 (36)    (37)    (75)     (75)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                         122      81     238       27

Less provision for estimated income taxes           41      25      83        6
                                                ------  ------  ------   ------

NET INCOME                                          81      56     155       21

Dividends on preferred stock                        (7)     (7)    (13)     (13)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK               $74     $49    $142       $8
                                                ======  ======  ======   ======

STEEL STOCK DATA:
 Net income per share
   - Primary                                      $.99    $.65   $1.87     $.11
   - Fully diluted                                 .95     .64    1.80      .11

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Primary                                    76,562  75,490  76,373   74,579
   - Fully diluted                              87,484  78,929  87,293   74,579

Selected notes to financial statements appear on pages 40-44.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $29           $20
  Receivables, less allowance for doubtful
   accounts of $11 and $5                                614           672
  Receivable from other groups                            72            44
  Inventories                                            634           595
  Deferred income tax benefits                           326           449
                                                      ------        ------
     Total current assets                              1,675         1,780
Long-term receivables and other investments,
 less reserves of $22 and $22                            663           667
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,814 and $5,954                                     2,498         2,536
Long-term deferred income tax benefits                   313           223
Prepaid pensions                                       1,300         1,224
Other noncurrent assets                                   54            50
                                                      ------        ------
     Total assets                                     $6,503        $6,480
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $25            $-
  Accounts payable                                       747           678
  Payroll and benefits payable                           385           354
  Accrued taxes                                          247           183
  Accrued interest                                        27            31
  Long-term debt due within one year                      73            21
                                                      ------        ------
     Total current liabilities                         1,504         1,267
Long-term debt, less unamortized discount              1,147         1,432
Employee benefits                                      2,462         2,496
Deferred credits and other liabilities                   252           276
Preferred stock of subsidiary                             64            64
                                                      ------        ------
     Total liabilities                                 5,429         5,535
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                           32            32
Common stockholders' equity                            1,042           913
                                                      ------        ------
     Total stockholders' equity                        1,074           945
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,503        $6,480
                                                      ======        ======

Selected notes to financial statements appear on pages 40-44.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $155           $21
Adjustments to reconcile to net cash provided from
 (used in) operating activities:
  Depreciation, depletion and amortization               161           158
  Pensions                                               (67)          (74)
  Postretirement benefits other than pensions            (13)           37
  Deferred income taxes                                   42            29
  Gain on disposal of assets                              (8)           (7)
  Changes in:
     Current receivables                                  26            64
     Inventories                                         (41)          (15)
     Current accounts payable and accrued expenses       151          (387)
  All other items - net                                  (60)           (8)
                                                      ------        ------
     Net cash provided from (used in)
         operating activities                            346          (182)
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (142)         (108)
Disposal of assets                                        42            13
All other items - net                                      7             8
                                                      ------        ------
     Net cash used in investing activities               (93)          (87)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in U. S. Steel Group's share of
 USX consolidated debt                                  (219)            7
Specifically attributed debt:
 Borrowings                                                -             4
 Repayments                                               (1)           (5)
Attributed preferred stock of subsidiary                   -            62
Steel Stock issued                                        23           209
Dividends paid                                           (47)          (49)
                                                      ------        ------
     Net cash provided from (used in)
         financing activities                           (244)          228
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       9           (41)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            20            79
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $29           $38
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(70)        $(124)
  Income taxes refunded, including settlements
   with other groups                                       7            37

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

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1995         1994
                                                     --------   -----------
     Raw materials                                       $63          $44
     Semi-finished products                              325          336
     Finished products                                   147          128
     Supplies and sundry items                            99           87
                                                        ----         ----
      Total                                             $634         $595
                                                        ====         ====

 5. Operating income included net periodic pension credits of $67 million and $61 million in the first six months of 1995 and 1994, respectively, ($34 million and $31 million in the second quarter of 1995 and 1994, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was increased to 10% in 1995 from 9% in 1994.

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

     The provision for estimated income taxes for the U. S. Steel Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the U. S. Steel, Marathon and Delhi Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

 7. The U. S. Steel Group has entered into an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At June 30, 1995, the balance of sold accounts receivable that had not been collected was $350 million, and the buyers had collection rights for an additional $53 million of designated unsold receivables to collateralize the limited recourse provisions. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At June 30, 1995, the balance of sold loans receivable subject to recourse was $108 million. As of June 30, 1995, USX Credit had outstanding loan commitments of $10 million. USX Credit is not actively making new loan commitments. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     In 1994, USX paid $367 million in judgments against the Bessemer & Lake Erie Railroad in the Lower Lake Erie Iron Ore Antitrust Litigation. Two remaining plaintiffs in this case have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.

     In 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. On May 5, 1995, the Court issued its Opinion on the damage issues concerning the claims of a sample group of 23 plaintiffs. A settlement requiring USX to make payments of $47 million (which had been partially accrued in prior periods) has been approved by the court covering substantially all of the remaining plaintiffs.

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1995, and December 31, 1994, accrued liabilities for remediation totaled $120 million and $141 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


8.   (Continued)

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1995 and for the years 1994 and 1993, such capital expenditures for environmental controls totaled $19 million, $57 million and $53 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $148 million at June 30, 1995. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of June 30, 1995, the largest guarantee for a single affiliate was $79 million.

     At June 30, 1995, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $239 million compared with $125 million at December 31, 1994.

 9. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX has not adopted SFAS No. 121. For additional information, see the U. S. Steel Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

10. In July 1995, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $169 million, which will be reflected in their entirety in the financial statements of the U. S. Steel Group.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the second quarter 1995 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 51.

Results of Operations
---------------------
     Sales for the U. S. Steel Group increased $89 million and $282 million in the second quarter and first six months of 1995, respectively, compared with the same periods in 1994. The increases primarily resulted from higher steel shipment prices and volumes, partially offset by lower revenues from engineering and consulting services. In addition, sales in the second quarter and first six months of 1994 included revenues of a consolidated entity for which the equity method of accounting was subsequently adopted.

     Operating income for the U. S. Steel Group totaled $129 million in the second quarter of 1995, compared with $88 million in the same quarter of 1994. The $41 million increase mainly reflected improved results from Steel and Related Businesses.

     Steel and Related Businesses reported operating income of $104 million in the second quarter of 1995, compared with operating income of $64 million in the same quarter of 1994. Second quarter results in 1995 included $56 million of charges related to the Pickering v. USX litigation and the repair of the Gary Works' No. 8 blast furnace which was damaged by an explosion on April 5, 1995. Excluding these charges, second quarter 1995 operating income increased $96 million from the second quarter 1994. The improvement was mainly due to higher steel shipment prices and volumes, partially offset by accruals for profit sharing plans.

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Operating income for Administrative and Other Businesses in the second quarter of 1995 was $25 million compared with $24 million for the same quarter of 1994.

     Operating income for the U. S. Steel Group totaled $263 million for the first six months of 1995, compared with $64 million in the same period of 1994. The $199 million increase mainly reflected improved results from Steel and Related Businesses.

     Steel and Related Businesses reported operating income of $204 million in the first six months of 1995, compared with operating income of $28 million in the same period of 1994. Results for the first six months of 1995 included $56 million of

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

charges previously discussed. Results for the first six months of 1994 included $44 million of charges related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for modernization of the Gary Works hot strip mill and pickle line. Excluding these charges, operating income for the first six months of 1995 increased $188 million over the same period in 1994. The improvement was mainly due to higher steel shipment prices and volumes, partially offset by the effects of three planned blast furnace outages in the first quarter of 1995 and accruals for profit sharing plans.

     Operating income for Administrative and Other Businesses increased $23 million in the first six months of 1995 compared with the same period in 1994 primarily due to lower environmental accruals and higher income from real estate development and management.

     The pension credits referred to above, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net periodic pension credits (which are primarily noncash) of $34 million and $67 million for the second quarter and first six months of 1995, respectively, compared with $31 million and $61 million for the second quarter and first six months of 1994, respectively.

     Other income for the first six months of 1995 increased $13 million over the same period in 1994 due to increased income from equity affiliates.

     Net income for the U. S. Steel Group totaled $81 million, or $.99 per share, in the second quarter of 1995, compared with net income of $56 million, or $.65 per share, in the same quarter of 1994. Net income for the U. S. Steel Group totaled $155 million, or $1.87 per share, in the first six months of 1995, compared with net income of $21 million, or $.11 per share, in the same period of 1994.

     Second quarter 1995 steel shipments of 2.8 million tons and raw steel production of 3.0 million tons increased 5% and 3%, respectively, from the same quarter of 1994. First half 1995 steel shipments of 5.5 million tons and raw steel production of 6.0 million tons increased 7% and 5%, respectively, from the first six months of 1994. Steel shipments for the second quarter and first six months of 1995 included export shipments of 0.3 million tons and 0.4 million tons, respectively, compared with 0.1 million tons and 0.2 million tons, respectively, in the same periods in 1994. Raw steel capability utilization in the second quarter of 1995 averaged approximately 97% versus 98% of capability in the second quarter of 1994. Raw steel capability utilization in the first six months of 1995 averaged approximately 96% versus 95% of capability in the first six months of 1994. As a result of improvements in operating efficiencies, U. S. Steel has increased its stated annual raw steel production capability by 0.5 million tons to 12.5 million tons for 1995.

Outlook
-------
     For the third quarter of 1995, there are indications that domestic steel markets will be somewhat weaker than in the first two quarters of 1995, with automotive manufacturers scheduling annual production breaks and model changeovers, in addition to customers continuing to reduce inventories. Consequently, a reduction in the U. S. Steel Group's domestic shipments is anticipated. Export

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

shipments for the U. S. Steel Group, which are generally less profitable than domestic shipments, are expected to increase to approximately 0.5 million tons for the third quarter of 1995.

     With the domestic market supply of steel currently exceeding demand, spot market prices on some products have shown some erosion, and the previously announced July 2, 1995 price increases on sheet products are not currently being realized on most products.

     Additional charges of approximately $10 million to complete the repairs to the Gary Works' No. 8 blast furnace are expected to negatively impact the U. S. Steel Group's third quarter 1995 operating income. The blast furnace is expected to resume production by mid-August 1995.

     Steel imports to the United States accounted for an estimated 24% of the domestic steel market in the first five months of 1995, and 25%, 19% and 17% of the domestic steel market in the years 1994, 1993 and 1992, respectively. Imports have recently included steel from non-traditional sources, such as Russia and Romania. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     Oil country tubular goods ("OCTG") accounted for 3.6% of U. S. Steel Group shipments in 1994. On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with the U. S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of OCTG. On August 15, 1994, the ITC unanimously issued a preliminary ruling that there is a reasonable indication that domestic OCTG producers may have been injured by illegal subsidies and dumping. In June 1995, Commerce issued its final affirmative determinations of the applicable margins of dumping and/or subsidies in the OCTG cases against producers in all seven countries. On July 24, 1995, the ITC rendered determinations that there had been material injury to domestic producers by reason of illegal dumping of imported products. Determinations favorable to domestic producers were rendered with respect to OCTG imports from Argentina, Italy, Japan, Korea and Mexico and with respect to imports of drill pipe from Argentina, Japan and Mexico.

     USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.


     See Accounting Standard below for discussion of a new Statement of Financial Accounting Standards which, upon adoption, may affect future U. S. Steel Group operating results.

Cash Flows
----------
     Net cash provided from operating activities was $346 million in the first six months of 1995, compared with net cash used in operating activities of $182 million

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

in the same period of 1994. The first six months of 1995 reflected payments of $35 million to the Voluntary Employee Benefit Trust. The first six months of 1994 was negatively affected by payments of $367 million related to the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad. Excluding these items, net cash from operating activities increased by $196 million due mainly to increased profitability and favorable working capital changes.

     The settlement in the Pickering v. USX litigation requires USX to make payments of $47 million, of which $19 million is payable in the third quarter of 1995 and the balance payable in the first quarter of 1996. For further information, see Note 8 to the U. S. Steel Group Financial Statements.

     Cash from the disposal of assets increased $29 million in the first six months of 1995 compared with the same period of 1994. The 1995 proceeds mainly reflected property sales by real estate development and management and USX Credit, a division of USX.

     Financial obligations decreased $220 million in first six months of 1995 primarily reflecting the net effects of cash from operating and investing activities. These financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the
U. S. Steel Group.

     In July 1995, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $169 million, which will be reflected in their entirety in the
U. S. Steel Group financial statements.  The net proceeds were used to fund the
U. S. Steel Group's principal pension plan for the 1994 and a portion of the 1995 plan years.

Hedging Activity
----------------
     The U. S. Steel Group engages in hedging activities in the normal course of its business. Commodity swaps are used to hedge exposure to price fluctuations relevant to the purchase of natural gas. While hedging activities are generally used to reduce risks from unfavorable price movements, they also may limit the opportunity to benefit from favorable movements. The U. S. Steel Group's hedging activities have not been significant in relation to its overall business activity. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the U. S. Steel Group.

Liquidity
---------
     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Capital Expenditures
--------------------
     The U. S. Steel Group's capital expenditures for property, plant and equipment in the second quarter and first six months of 1995 were $86 million and $142 million, respectively, compared with $64 million and $108 million, respectively, in the same periods in 1994.

     For the year 1995, capital expenditures are expected to total approximately $340 million, compared with $248 million in 1994. Capital expenditures for 1995 will include continued spending on a degasser at Mon Valley Works and a granulated coal injection facility at Fairfield Works' blast furnace, spending on a galvanizing line at Fairfield Works, and certain spending related to the Gary Works' No. 8 blast furnace. Contract commitments for capital expenditures at June 30, 1995 were $239 million, compared with $125 million at year-end 1994.

Environmental Matters, Contingencies and Commitments
----------------------------------------------------
     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods.

     USX has been notified that it is a potentially responsible party ("PRP") at 27 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1995. In addition, there are 27 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 43 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

Accounting Standard
-------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. The U. S. Steel Group is currently reviewing its assets and, at this time, cannot provide an assessment of either the impact or the timing of adoption of SFAS No. 121, although it is possible that certain charges will be recognized upon adoption.

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------
                                 ($ in Millions)

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
SALES

 Steel and Related Businesses (a)               $1,612  $1,482  $3,161   $2,816
 Other Businesses                                   11      52      39      102
                                                ------  ------  ------   ------
   Total U. S. Steel Group                      $1,623  $1,534  $3,200   $2,918


OPERATING INCOME

 Steel and Related Businesses (a)                 $104     $64    $204      $28
 Administrative and Other (b)                       25      24      59       36
                                                ------  ------  ------   ------
   Total U. S. Steel Group                        $129     $88    $263      $64


CAPITAL EXPENDITURES                               $86     $64    $142     $108


OPERATING STATISTICS

 Public & Affiliated Shipments (c)               2,757   2,636   5,479    5,097
 Raw Steel-Production (c)                        3,018   2,918   5,963    5,661
 Raw Steel-Capability Utilization (d)            96.8%   97.6%   96.2%    95.2%

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

  (c) Thousands of net tons.

  (d) Based on annual raw steel production capability of 12.5 million tons for 1995 and 12.0 million tons for 1994.

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1995    1994    1995     1994
--------------------------------------------------------------------------------
SALES                                           $139.4  $136.2  $276.3   $290.6

OPERATING COSTS:
 Cost of sales (excludes items shown below)      126.7   124.0   239.8    257.4
 Selling, general and administrative expenses      5.8     9.3    12.2     16.4
 Depreciation, depletion and amortization          6.3     9.3    12.6     18.6
 Taxes other than income taxes                     1.9     2.2     3.9      4.3
 Restructuring charges (credits)                  (6.2)   37.4    (6.2)    37.4
                                                ------  ------  ------   ------
   Total operating costs                         134.5   182.2   262.3    334.1
                                                ------  ------  ------   ------
OPERATING INCOME (LOSS)                            4.9   (46.0)   14.0    (43.5)

Other income (loss)                                5.1    (2.2)    5.7     (1.3)
Interest and other financial costs                (3.3)   (2.9)   (6.6)    (5.6)
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE INCOME TAXES                  6.7   (51.1)   13.1    (50.4)

Less provision (credit) for estimated
 income taxes                                      4.4   (19.5)    6.6    (19.2)
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                  2.3   (31.6)    6.5    (31.2)

Dividends on preferred stock                       (.1)    (.1)    (.1)     (.1)
Net (income) loss applicable to Retained Interest (1.0)   10.3    (2.4)    10.2
                                                ------  ------  ------   ------
NET INCOME (LOSS) APPLICABLE TO OUTSTANDING
 DELHI STOCK                                      $1.2  $(21.4)   $4.0   $(21.1)
                                                ======  ======  ======   ======

DELHI STOCK DATA:
 Net income (loss) per share
   - Primary and fully diluted                    $.12  $(2.27)   $.42   $(2.25)

 Dividends paid per share                          .05     .05     .10      .10

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,438   9,418   9,438    9,375


Selected notes to financial statements appear on pages 55-58.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $.1           $.1
  Receivables, less allowance for doubtful
   accounts of $.7 and $.7                              33.5          12.5
  Receivable from other groups                             -            .2
  Inventories                                            8.6           9.9
  Other current assets                                   3.3           3.1
                                                      ------        ------
     Total current assets                               45.5          25.8
Long-term receivables and other investments              7.8          17.0
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $425.1 and $459.5                                     477.5         475.6
Other noncurrent assets                                  2.2           2.8
                                                      ------        ------
     Total assets                                     $533.0        $521.2
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $3.2            $-
  Accounts payable                                      87.9          71.8
  Payable to other groups                                2.1           1.4
  Payroll and benefits payable                           3.5           4.7
  Accrued taxes                                          7.4           7.6
  Accrued interest                                       3.7           2.4
  Long-term debt due within one year                     9.0           1.5
                                                      ------        ------
     Total current liabilities                         116.8          89.4
Long-term debt, less unamortized discount              144.5         106.0
Long-term deferred income taxes                        134.3         135.4
Deferred credits and other liabilities                  15.1          14.8
Preferred stock of subsidiary                            3.8           3.8
                                                      ------        ------
     Total liabilities                                 414.5         349.4
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                          2.5           2.5
Common stockholders' equity                            116.0         169.3
                                                      ------        ------
     Total stockholders' equity                        118.5         171.8
                                                      ------        ------
     Total liabilities and stockholders' equity       $533.0        $521.2
                                                      ======        ======


Selected notes to financial statements appear on pages 55-58.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1995         1994
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                       $6.5        $(31.2)
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization              12.6          18.6
  Pensions                                                .9           1.2
  Deferred income taxes                                  1.8         (21.5)
  Gain on disposal of assets                             (.5)          (.6)
  Restructuring charges (credits)                       (6.2)         37.4
  Changes in:
     Current receivables - sold                        (18.3)         (3.2)
                         - operating turnover           (2.5)         19.1
     Inventories                                         1.3            .8
     Current accounts payable and accrued expenses      17.0          (3.9)
  All other items - net                                 (2.9)          1.7
                                                      ------        ------
     Net cash provided from operating activities         9.7          18.4
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (12.7)        (13.9)
Disposal of assets                                      12.6            .8
All other items - net                                    3.0             -
                                                      ------        ------
     Net cash provided from (used in)
         investing activities                            2.9         (13.1)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Delhi Group's share of
 USX consolidated debt                                  47.1         (11.3)
Elimination of Marathon Group Retained Interest        (58.2)            -
Attributed preferred stock of subsidiary                   -           3.7
Dividends paid                                          (1.0)         (1.0)
Payment attributed to Retained Interest                  (.5)          (.5)
                                                      ------        ------
     Net cash used in financing activities             (12.6)         (9.1)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       -          (3.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            .1           3.8
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.1            $-
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid              $(5.2)        $(5.6)
  Income taxes paid, including settlements
   with other groups                                    (3.4)         (1.0)

Selected notes to financial statements appear on pages 55-58.

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

     On June 15, 1995, USX eliminated the Marathon Group Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX-Delhi Group Common Stock (Delhi Stock)). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The transfer was made at a price of $12.75 per equivalent share, or an aggregate of $58.2 million.

     The Retained Interest represented the Marathon Group's interest in the earnings and equity of the Delhi Group. Prior to the elimination, the Retained Interest was approximately 33%, based on the 14,003,205 shares of Delhi Stock designated by the Board to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group.

     The elimination of the Retained Interest resulted in an increase of $58.2 million in USX debt attributed to the Delhi Group and a corresponding decrease in attributed USX common stockholders' equity. If the elimination had occurred as of January 1, 1995, Delhi Group income per share would have been $.15 per share in the second quarter of 1995, compared to reported results of $.12 per share, and $.52 per share in the six months ended June 30, 1995, compared to reported results of $.42 per share. The above supplemental income per share data are not necessarily indicative of future results, which will be dependent upon future operating results relative to the cost of the incremental debt.

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

 3. The method of calculating net income (loss) per share for the Delhi Stock, Marathon Stock and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Delhi Group, the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

     Primary net income (loss) per share is calculated by adjusting net income
     (loss) for dividend requirements of preferred stock and income that was applicable to the Retained Interest and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1995         1994
                                                     --------   -----------
     Natural gas in storage                             $7.6         $8.2
     Natural gas liquids (NGLs) in storage                .1           .4
     Materials and supplies                               .9          1.3
                                                        ----         ----
      Total                                             $8.6         $9.9
                                                        ====         ====

 5. In the second quarter of 1994, restructuring charges totaling $39.9 million were recorded for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. Charges of $37.4 million were included in operating costs and $2.5 million included in other income. In the second quarter of 1995, disposition of these assets was completed at higher than anticipated sales proceeds, resulting in restructuring credits of $11.2 million ($6.2 million included in operating income and $5.0 million in other income).

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

     The provision (credit) for estimated U.S. income taxes for the Delhi Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the Delhi, the Marathon and the U. S. Steel Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

 7. The Delhi Group participates in an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. At June 30, 1995, the balance of the Delhi Group's sold accounts receivable that had not been collected was $50.0 million, and the buyers had collection rights for an additional $5.0 million of designated unsold receivables to collateralize the limited recourse provisions.

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

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1995 and for the years 1994 and 1993, such capital expenditures for environmental controls totaled $1.8 million, $4.6 million and $4.5 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

 9. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX has not adopted SFAS No. 121. For additional information, see Delhi Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation and certain other subsidiaries of USX Corporation ("USX") which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the second quarter 1995 USX consolidated financial information and the Delhi Group financial statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 65.

Results of Operations
---------------------
     Sales in the second quarter and first six months of 1995 totaled $139.4 million and $276.3 million, respectively, reflecting an increase of $3.2 million and a decrease of $14.3 million, respectively, from the comparable periods in 1994, as summarized in the following table:

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
                                                --------------  -------------
(Dollars in millions)                            1995    1994    1995     1994
                                                 -----  -----    -----   -----
Gas Sales                                        $72.3  $102.1  $162.6   $236.8
Transportation                                     2.9     3.1     5.3      5.7
                                                ------  ------  ------   ------
Total Systems                                     75.2   105.2   167.9    242.5
Trading                                           46.1    14.5    73.1     19.9
Gas Processing                                    18.1    16.4    35.3     28.0
Other                                                -      .1       -       .2
                                                ------  ------  ------   ------
Total Sales                                     $139.4  $136.2  $276.3   $290.6
                                                ======  ======  ======   ======

     The increase in the second quarter was mainly due to an increase in trading volumes, partly offset by a decrease in gas sales volumes and prices. The decrease for the first six months primarily reflected lower average prices and volumes of natural gas, partially offset by increased trading volumes.

     Operating income of $4.9 million was recorded in the second quarter of 1995, compared with an operating loss of $46.0 million in the second quarter of 1994. Second quarter 1995 results included a $6.2 million favorable adjustment related to the completion of the nonstrategic asset disposition plan which was initiated in the second quarter of 1994 and resulted in higher than anticipated sales proceeds. The second quarter 1994 operating loss included charges of $37.4 million for the asset disposition plan, expenses of $1.7 million related to a workforce reduction program, other employment-related costs of $2.0 million and charges related to certain contractual matters of $1.1 million. Excluding the effects of these items, operating results improved by $2.5 million from the prior-year quarter, mainly due to a decrease in total operating costs, excluding gas purchase costs, and improved gas processing operations, partially offset by a lower gas sales margin. The reduction in operating costs primarily reflected the benefits of the asset disposition plan and work force reduction program initiated in the second quarter of 1994.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group had operating income of $14.0 million in the first six months of 1995, compared with an operating loss of $43.5 million in the first six months of 1994. Operating income in the first six months of 1995 included the $6.2 million favorable adjustment recorded in the second quarter, as mentioned above. The operating loss in the first six months of 1994 included a $1.6 million favorable effect of the settlement of litigation related to a prior-year take-or-pay claim and unfavorable effects totaling $42.2 million relating to the second quarter, as noted in the preceding paragraph.
Excluding the effects of these items, operating income in the first six months of 1995 was $7.8 million, compared with an operating loss of $2.9 million in the first six months of 1994. The increase was due primarily to improved gas processing operations and a decrease in total operating costs, excluding gas purchase costs, partially offset by a lower gas sales margin.

     The gas sales and trading margin was $9.3 million in the second quarter of 1995, compared with $14.2 million in the second quarter of 1994. The second quarter 1994 margin included the above mentioned $1.1 million of charges related to contractual matters. Excluding the effect of this item, the second quarter 1995 gas sales and trading margin was $6.0 million lower than the same period in 1994 primarily due to the expiration in August 1994 of the premium service contract with Central Power and Light Company ("CP&L"), a utility electric generator serving south Texas, and a 15% decline in gas sales volumes. The decrease in gas sales volumes mainly resulted from the conversion of sales volumes to transportation volumes due to contract renegotiations with certain producers in the second quarter of 1995. Excluding the second quarter 1994 charges of $1.1 million and a $1.6 million favorable effect of a litigation settlement recorded in the first quarter of 1994, the gas sales and trading margin in the first six months of 1995 decreased by $8.6 million from the first six months of 1994 due mainly to a reduction in gas sales volumes, the expiration of the CP&L contract and the first quarter effects of warmer weather in the Delhi Group's primary marketing areas of Texas and Oklahoma and reduced premiums from Southwestern Electric Power Company.

     Natural gas volumes from trading sales in the second quarter and first six months of 1995 totaled 324.1 million cubic feet per day ("mmcfd") and 266.2 mmcfd, respectively, compared with 82.4 mmcfd and 55.9 mmcfd, respectively, for the same periods of 1994. The trading business, which began in last year's first quarter, involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems and the subsequent sale of like volumes. While unit margins earned on trading sales are significantly less than those earned on premium sales, the Delhi Group has expanded its trading operations substantially during 1995 in an attempt to attract off-system customers requiring premium supply services.

     Transportation throughput in the second quarter and first six months of 1995 increased by 8% and 2%, respectively, from the comparable 1994 periods. The second quarter increase was primarily due to the conversion of gas sales volumes to transportation volumes, partially offset by the sale of properties included in the 1994 asset disposition plan.

     The gas processing margin in the second quarter and first six months of 1995 increased by $3.1 million and $9.8 million, respectively, from the comparable 1994 periods primarily due to lower feedstock costs and higher natural gas liquids ("NGLs") sales prices. Due to the favorable economics, NGLs sales volumes for the first six months of 1995 increased by 14% from the first six months of 1994.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other income of $5.1 million in the second quarter of 1995 included a $5.0 million favorable adjustment on the sale of the Delhi Group's 25% partnership interest in Ozark Gas Transmission System ("Ozark") which was included in the 1994 asset disposition plan. Other loss of $2.2 million in the second quarter of 1994 included a $2.5 million restructuring charge relating to Ozark. Other income of $5.7 million was recorded in the first six months of 1995, compared with an other loss of $1.3 million in the first six months of 1994. The improvement was mainly due to the effects of the second quarter items discussed above.

     Interest and other financial costs totaled $6.6 million in the first six months of 1995, an increase of $1.0 million from the comparable period in 1994, mainly reflecting higher expenses associated with sold accounts receivable, as the yield paid to the buyer increased with market interest rates.

     The provision for estimated income taxes is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The second quarter 1995 income tax provision included an unfavorable effect associated with the sale of the Delhi Group's partnership interest in Ozark.

     Net income of $2.3 million, or $.12 per share, was recorded in the second quarter of 1995, compared with a net loss of $31.6 million, or $2.27 per share, in the second quarter of 1994. The Delhi Group had net income of $6.5 million, or $.42 per share, in the first six months of 1995, compared with a net loss of $31.2 million, or $2.25 per share, in the first six months of 1994. The improvements in net income primarily reflect the factors discussed above.

     On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX-Delhi Group Common Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The transfer was made at a price of $12.75 per equivalent share, or an aggregate of $58.2 million. The Audit Committee of the USX Board of Directors approved the transaction with the advice of two nationally recognized investment banking firms who negotiated the per-share price and rendered opinions to the Audit Committee that such price was fair from a financial point of view to the respective groups and their shareholders. As a result of the elimination, the Delhi Group's debt was increased by $58.2 million, and its equity was decreased by the same amount. For further discussion of the elimination of the Retained Interest and the effects on earnings per share, see Outlook and Cash Flows below and Note 2 to the Delhi Group Financial Statements.

Outlook
-------
     The Delhi Group's operating results for gas sales are affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The levels of gas sales margin are greatly influenced by the demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. The Delhi Group attempts to sell all of the natural gas available on its systems each month. Natural gas volumes not sold to its premium markets are typically sold in the short-term interruptible ("spot") market, generally at lower average unit margins than those realized from premium sales. Because the strongest demand for gas and the highest gas sales unit margins generally occur during the winter heating season, the Delhi Group has historically recognized the greatest portion of income from its gas sales business during the first and fourth quarters

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

of the year. Quarterly levels of gas sales margin are difficult to accurately project. However, relative to the comparable 1994 period, gas sales margin in the third quarter of 1995 could be unfavorably affected by the August 1994 expiration of the Delhi Group's premium service contract with CP&L.

     The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. The levels of gas processing margin for future periods are difficult to project, due to fluctuations in the price and demand for NGLs and the volatility of natural gas prices (feedstock costs). However, management can reduce the volume of NGLs extracted and sold during periods of unfavorable economics by curtailing the extraction of certain NGLs.

     See Accounting Standard below for discussion of a new Statement of Financial Accounting Standards which, upon adoption, may affect future Delhi Group operating results.

     The effect of the elimination of the Marathon Group's Retained Interest on future earnings per share of the Delhi Group will be dependent upon operating results relative to the cost of the incremental debt.

Cash Flows
----------
     Net cash provided from operating activities was $9.7 million in the first six months of 1995, down $8.7 million from the first six months of 1994. An unfavorable change in cash realized from the sale of receivables, as discussed below, was partially offset by higher operating income.

     Reflecting the terms of a new accounts receivable sales agreement and the current level of eligible accounts receivable, the maximum balance of outstanding sold accounts receivable was reduced to $50 million. This resulted in an $18.3 million decrease in cash realized from the sale of receivables for the six months ending June 30, 1995.

     Cash from the disposal of assets was $12.6 million in the first six months of 1995, compared with $.8 million in the first six months of 1994. The 1995 amount primarily reflects the second quarter sale of the Delhi Group's interest in Ozark and the first quarter sales of nonstrategic properties in Arkansas and Oklahoma, all of which were included in the 1994 asset disposition plan. As a result of the Ozark sale, the Delhi Group also received a partnership distribution of $3.0 million in the second quarter of 1995, which is reflected in All other items - net of investing activities.

     Financial obligations increased by $47.1 million in the first six months of 1995, mainly reflecting the $58.2 million increase in attributed USX debt associated with the elimination of the Marathon Group's Retained Interest, partially offset by net cash provided from operating and investing activities. All financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

     The Elimination of Marathon Group Retained Interest of $58.2 million represents the decrease in equity associated with the elimination of the Marathon

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Group's interest in the Delhi Group. This is offset by a corresponding increase in financial obligations, as noted above.

Hedging Activity
----------------
     The Delhi Group engages in commodity hedging activities in the normal course of its businesses. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase or sale of natural gas. While hedging activities are generally used to reduce risks from unfavorable price movements, they may also limit the opportunity to benefit from favorable movements. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the Delhi Group.

Liquidity
---------
     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
--------------------
     Delhi Group capital expenditures for property, plant and equipment in the second quarter and first six months of 1995 were $7.1 million and $12.7 million, respectively, compared with $9.0 million and $13.9 million, respectively, for the same periods in 1994.

     For the year 1995, capital expenditures are expected to total approximately $40 million, compared with $32.1 million in 1994, and will primarily focus on expenditures to add new dedicated gas reserves, expand existing facilities and acquire new facilities as opportunities arise.

Environmental Matters, Contingencies and Commitments
----------------------------------------------------
     The Delhi Group has incurred and will continue to incur capital and operating and maintenance expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Delhi Group's products and services, operating results will be adversely affected. The Delhi Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production processes.

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

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Accounting Standard
-------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year, but can be adopted early. SFAS No. 121 requires that operating assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. After any such noncash write-down, results of operations would be favorably affected by reduced depreciation, depletion and amortization charges. The Delhi Group is currently reviewing its assets and, at this time, cannot provide an assessment of either the impact or the timing of adoption of SFAS No. 121, although it is possible that certain charges will be recognized upon adoption.

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------
                                 ($ in Millions)

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  -------------
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
GROSS MARGIN

 Gas Sales and Trading Margin                    $9.3   $14.2   $29.9     $39.0
 Transportation Margin                            2.9     3.1     5.3       5.7
                                               ------  ------  ------    ------
 Systems and Trading Margin                      12.2    17.3    35.2      44.7
 Gas Processing Margin                            6.4     3.3    13.1       3.3
                                               ------  ------  ------   ------
    Total Gross Margin                          $18.6   $20.6   $48.3     $48.0

OPERATING INCOME (LOSS)                          $4.9  $(46.0)  $14.0    $(43.5)


CAPITAL EXPENDITURES                             $7.1    $9.0   $12.7     $13.9


OPERATING STATISTICS

Natural Gas Volumes (a)
 Natural Gas Sales                              531.8   625.4   581.2     638.8
 Transportation                                 317.8   293.1   274.7     269.0
                                               ------  ------  ------    ------
    Systems Throughput                          849.6   918.5   855.9     907.8
 Trading Sales                                  324.1    82.4   266.2      55.9
 Partnership - equity share (b)                   7.0    23.6    10.5      21.9
                                              ------- ------- -------   -------
    Total Sales Volumes                       1,180.7 1,024.5 1,132.6     985.6

Natural Gas Liquids Sales (c)                   823.6   805.6   817.1     717.0


---------------

  (a) Millions of cubic feet per day
  (b) Related to an investment in Ozark Gas Transmission System which was sold in the second quarter of 1995.
  (c) Thousands of gallons per day

Part II - Other Information:
----------------------------

Item 1. LEGAL PROCEEDINGS

   USX-U. S. Steel Group

     Pickering Litigation

          In 1992, the United States District Court for the District of Utah Central Division issued a Memorandum Opinion and Order in Pickering v. USX relating to pension and compensation claims by approximately 1,900 employees of USX's former Geneva (Utah) Works. Although the court dismissed a number of the claims by the plaintiffs, it found that USX had violated the Employee Retirement Income Security Act by interfering with the accrual of pension benefits of certain employees and amending a benefit plan to reduce the accrual of future benefits without proper notice to plan participants. On May 5, 1995, the Court issued its Opinion on the damage issues concerning the claims of a sample group of 23 plaintiffs. A settlement requiring USX to make payments of $47 million (which had been partially accrued in prior periods) has been approved by the court covering substantially all of the remaining plaintiffs.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held April 25, 1995. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1.   All nominees for director listed in the proxy statement were elected.

          The following is a tabulation of votes with respect to each nominee for director:

                                   Votes For           Votes Withheld

          Victor G. Beghini        373,268,908         5,896,997
          James A. D. Geier        373,422,052         5,693,853
          Charles R. Lee           373,724,638         5,391,267
          Ray Marshall             373,554,532         5,561,373
          Thomas J. Usher          373,648,116         5,467,789

     2. Price Waterhouse LLP was elected as the independent accountants for 1995. (For, 375,981,681; against, 1,951,507; abstained 1,182,716)

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

                                                        (In millions)
                                               -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
INCOME DATA:
Net sales                                       $3,509  $3,087  $6,827   $5,817
Operating income                                   256     164     473      396
Net income                                          98      75     157      180


                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1995         1994
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $2,304        $2,340
Noncurrent assets                                      8,793         8,974
                                                      ------        ------
Total assets                                         $11,097       $11,314
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,460        $1,591
Noncurrent liabilities                                 8,080         8,324
Stockholder's equity                                   1,557         1,399
                                                     -------       -------

Total liabilities and stockholder's equity           $11,097       $11,314
                                                     =======       =======

----------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               12.1Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

               12.2Computation of Ratio of Earnings to Fixed Charges

               27.Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               Form 8-K dated June 15, 1995, reporting under Item 5, Other Events, elimination of Marathon Group's Retained Interest in the Delhi Group on June 15, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.


      USX CORPORATION



By /s/ Lewis B. Jones
   ------------------
        Lewis B. Jones
       Vice President &
         Comptroller













August 10, 1995