Form 10-Q
period 1995-09-30
USX CORP
filed 1995-11-09
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1995

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

Common stock outstanding at October 31, 1995 follows:

               USX-Marathon Group     - 287,398,342 shares
               USX-U. S. Steel Group  -  82,741,274 shares
               USX-Delhi Group        -   9,446,769 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          14

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         15

               Financial Statistics                                 20

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               21

               Marathon Group Balance Sheet                         22

               Marathon Group Statement of Cash Flows               23

               Selected Notes to Financial Statements               24

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              29

               Supplemental Statistics                              37

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            38

               U. S. Steel Group Balance Sheet                      39

               U. S. Steel Group Statement of Cash Flows            40

               Selected Notes to Financial Statements               41

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          46

               Supplemental Statistics                              52

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  53

               Delhi Group Balance Sheet                            54

               Delhi Group Statement of Cash Flows                  55

               Selected Notes to Financial Statements               56

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          60

               Supplemental Statistics                              66

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    67

       Item 2. Changes in Securities                                68

       Item 5. Other Information                                    69

       Item 6. Exhibits and Reports on Form 8-K                     70

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1995    1994    1995     1994
--------------------------------------------------------------------------------
SALES                                           $5,237  $5,123 $15,553  $14,157

OPERATING COSTS:
 Cost of sales (excludes items shown below)      3,682   3,654  11,076   10,399
 Inventory market valuation charges (credits)       51      63     (35)    (158)
 Selling, general and administrative expenses       46      49     141      168
 Depreciation, depletion and amortization          292     256     882      786
 Taxes other than income taxes                     824     839   2,363    2,193
 Exploration expenses                               39      37      92      105
 Restructuring charges (credits)                     -       -      (6)      37
                                                ------  ------  ------   ------
   Total operating costs                         4,934   4,898  14,513   13,530
                                                ------  ------  ------   ------

OPERATING INCOME                                   303     225   1,040      627

Other income                                        37     163      98      222
Interest and other financial income                 10       4      27       15
Interest and other financial costs                (110)   (132)   (375)    (330)
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                               240     260     790      534

Less provision for estimated income taxes           61      69     267      161
                                                ------  ------  ------   ------

INCOME BEFORE EXTRAORDINARY LOSS                   179     191     523      373
Extraordinary loss, net of income tax               (5)      -      (5)       -
                                                ------  ------  ------   ------
NET INCOME                                         174     191     518      373

Dividends on preferred stock                        (7)     (7)    (23)     (23)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $167    $184    $495     $350
                                                ======  ======  ======   ======






Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share data)     1995    1994    1995     1994
--------------------------------------------------------------------------------

APPLICABLE TO MARATHON STOCK:
 Income before extraordinary loss                  $96    $101    $278     $280
   - Per share - primary and fully diluted         .33     .35     .97      .98

 Extraordinary loss, net of income tax              (4)      -      (4)       -
   - Per share - primary and fully diluted        (.01)      -    (.01)       -

 Net income                                         92     101     274      280
   - Per share - primary and fully diluted         .32     .35     .96      .98

 Dividends paid per share                          .17     .17     .51      .51

 Weighted average shares, in thousands
   - Primary                                   287,408 286,568 287,281  286,578
   - Fully diluted                             287,423 292,815 287,292  286,579

APPLICABLE TO STEEL STOCK:
 Income before extraordinary loss                  $80     $84    $222      $92
   - Per share - primary                           .99    1.11    2.86     1.23
               - fully diluted                     .95    1.05    2.77     1.23

 Extraordinary loss, net of income tax              (1)      -      (1)       -
   - Per share - primary and fully diluted        (.01)      -    (.01)       -

 Net income                                         79      84     221       92
   - Per share - primary                           .98    1.11    2.85     1.23
               - fully diluted                     .94    1.05    2.76     1.23

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Primary                                    80,700  75,674  77,831   74,947
   - Fully diluted                              90,008  86,596  87,139   76,197

APPLICABLE TO OUTSTANDING DELHI STOCK:
 Loss before extraordinary loss                  $(4.2)   $(.7)   $(.2)  $(21.8)
   - Per share - primary and fully diluted        (.44)   (.07)   (.02)   (2.32)
 Extraordinary loss, net of income tax             (.2)      -     (.2)       -
   - Per share - primary and fully diluted        (.02)      -    (.02)       -

 Net loss                                         (4.4)    (.7)    (.4)   (21.8)
   - Per share - primary and fully diluted        (.46)   (.07)   (.04)   (2.32)

 Dividends paid per share                          .05     .05     .15      .15

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,443   9,438   9,440    9,396

Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                 September 30   December 31
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $123           $48
  Receivables, less allowance for doubtful
   accounts of $12 and $9                              1,126         1,112
  Inventories                                          1,804         1,742
  Deferred income tax benefits                           118           339
  Other current assets                                    80            81
                                                      ------        ------
     Total current assets                              3,251         3,322
Long-term receivables and other investments,
 less reserves of $23 and $22                            995         1,005
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $14,618 and $14,211                                  11,067        11,375
Prepaid pensions                                       1,787         1,485
Other noncurrent assets                                  309           330
                                                      ------        ------
     Total assets                                    $17,409       $17,517
                                                      ======        ======

Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 September 30   December 31
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Notes payable                                         $220            $1
  Accounts payable                                     1,796         1,873
  Payroll and benefits payable                           448           442
  Accrued taxes                                          276           330
  Accrued interest                                        84           128
  Long-term debt due within one year                     455            78
                                                      ------        ------
     Total current liabilities                         3,279         2,852
Long-term debt, less unamortized discount              4,754         5,521
Long-term deferred income taxes                        1,191         1,249
Employee benefits                                      2,766         2,822
Deferred credits and other liabilities                   469           521
Preferred stock of subsidiary                            250           250
                                                      ------        ------
     Total liabilities                                12,709        13,215
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stocks:
  Adjustable Rate Cumulative issued - 0 shares and
   2,099,970 shares                                        -           105
  6.50% Cumulative Convertible issued - 6,900,000 shares
   ($345 liquidation preference)                           7             7

Common stocks:
  Marathon Stock issued - 287,398,343 shares and
   287,185,916 shares                                    287           287
  Steel Stock issued - 82,490,777 shares and
   75,969,771 shares                                      83            76
  Delhi Stock issued - 9,446,769 shares and
   9,437,891 shares                                        9             9
Additional paid-in capital                             4,153         4,168
Accumulated earnings (deficit)                           188          (330)
Other equity adjustments                                 (27)          (20)
                                                      ------        ------
     Total stockholders' equity                        4,700         4,302
                                                      ------        ------
     Total liabilities and stockholders' equity      $17,409       $17,517
                                                      ======        ======






Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $518          $373
Adjustments to reconcile to net cash provided from
 (used in) operating activities:
  Extraordinary loss                                       5             -
  Depreciation, depletion and amortization               882           786
  Exploratory dry well costs                              37            42
  Inventory market valuation credits                     (35)         (158)
  Pensions                                              (312)         (113)
  Postretirement benefits other than pensions              2            63
  Deferred income taxes                                  170           165
  Gain on disposal of assets                             (25)         (183)
  Payment of amortized discount on zero
   coupon debentures                                    (129)            -
  Restructuring charges (credits)                         (6)           37
  Changes in:
     Current receivables - sold                          (10)           10
                         - operating turnover             (2)          (38)
     Inventories                                         (30)          (94)
     Current accounts payable and accrued expenses      (168)         (651)
  All other items - net                                  (45)            5
                                                      ------        ------
     Net cash provided from operating activities         852           244
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (658)         (657)
Disposal of assets                                        88           253
All other items - net                                     10             7
                                                      ------        ------
     Net cash used in investing activities              (560)         (397)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit
 arrangements-net                                        316           (25)
Other debt - borrowings                                    -           504
           - repayments                                 (410)         (751)
Issuance of common stock of subsidiary                     -            11
Issuance of preferred stock of subsidiary                  -           242
Preferred stock repurchased                             (105)            -
Common stock - issued                                    206           215
             - repurchased                                (1)            -
Dividends paid                                          (223)         (225)
                                                      ------        ------
     Net cash used in financing activities              (217)          (29)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -             1
                                                      ------        ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      75          (181)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            48           268
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $123           $87
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(529)        $(508)
  Income taxes (paid) refunded                          (165)           17

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

     Primary net income (loss) per share is calculated by adjusting net income
     (loss) for dividend requirements of preferred stock and, in the case of Delhi Stock, for the income (loss) applicable to the Retained Interest prior to June 15, 1995; and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.

     Fully diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options and surrender of stock appreciation rights, provided, in each case, the effect is not antidilutive.

 3. The items below were included in both sales and operating costs, resulting in no effect on income:

                                                        (In millions)
                                               -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $718    $733  $2,046   $1,878
    Matching buy/sell transactions                 447     521   1,499    1,488

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

                                                         (In millions)
                                                  -------------------------
                                                   September 30 December 31
                                                       1995           1994
                                                   ------------ -----------
    Raw materials                                       $593         $568
    Semi-finished products                               319          336
    Finished products                                    941          930
    Supplies and sundry items                            195          187
                                                      ------        ------
      Total (at cost)                                  2,048        2,021
    Less inventory market valuation reserve              244          279
                                                      ------        ------
      Net inventory carrying value                    $1,804       $1,742
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

 6. In the first nine months of 1994, restructuring charges totaling $40 million were reported for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. Charges of $37 million were included in operating costs and $3 million included in other income. In the first nine months of 1995, disposition of these assets was completed at higher than anticipated sales proceeds, resulting in restructuring credits of $11 million ($6 million included in operating income and $5 million included in other income).

 7. Operating income included net periodic pension credits of $107 million and $92 million in the first nine months of 1995 and 1994, respectively, ($35 million and $31 million in the third quarter of 1995 and 1994, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.
     The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was increased to 10% in 1995 from 9% in 1994.

 8. Other income in the first nine months of 1994 included a pretax gain of $183 million from the disposal of assets ($150 million in the third quarter, including the sale of the assets of a retail propane marketing subsidiary).

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

     The income tax provisions for the third quarter and first nine months of 1995 include a credit of $23 million related to recognition of incremental federal income tax benefits for foreign income tax payments. This benefit results from USX's election to credit, rather than deduct, foreign income taxes for federal income tax purposes in 1995 and certain prior years. In addition, interest and other financial costs for the third quarter and first nine months of 1995 include a credit of $20 million for interest on refundable federal income taxes paid in prior years.

     The income tax provisions for the third quarter and first nine months of 1994 include a one-time $32 million deferred tax benefit related to the excess of tax over financial basis in shares of RMI Titanium Company
     (RMI), concurrent with the adoption of equity accounting for RMI.

10. In the third quarter of 1995, USX extinguished $467 million of debt, primarily consisting of Zero Coupon Convertible Senior Debentures due 2005, with a carrying value of $393 million, and $56 million of 8-1/2% Sinking Fund Debentures due February 1, 2000, which resulted in an extraordinary loss of $5 million, net of $3 million income tax.

11. At September 30, 1995, USX had $120 million of borrowings against its $2,325 million long-term revolving credit agreement. At September 30, 1995, $326 million of commercial paper was included in long-term debt, since the unused long-term credit agreement was available for refinancing, if needed.

     USX had outstanding borrowings of $80 million at September 30, 1995, against its short-term lines of credit totaling $200 million, which require maintenance of compensating balances of 3%. In addition, USX had other outstanding short-term borrowings of $140 million.

     In the event of a change in control of USX, debt obligations totaling $3,678 million at September 30, 1995, may be declared immediately due and payable.

12. In the third quarter of 1995, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $169 million. In addition, USX redeemed 2,099,970 shares (stated value $50 per share) of its Adjustable Rate Cumulative Preferred Stock for $50 per share or $105 million.

13. USX has entered into agreements to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At September 30, 1995, the balance of sold accounts receivable that had not been collected was $740 million, and the buyers had collection rights for an additional $92 million of designated unsold receivables to collateralize the limited recourse provisions. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


13.  (Continued)

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At
     September 30, 1995, the balance of sold loans receivable subject to recourse was $86 million. As of September 30, 1995, USX Credit had outstanding loan commitments of $2 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1995, and December 31, 1994, accrued liabilities for remediation totaled
     $159 million and $186 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean up efforts related to underground storage tanks at retail marketing outlets, were $22 million at September 30, 1995, and $7 million at December 31, 1994.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1995 and for the years
     1994 and 1993, such capital expenditures for environmental controls totaled $70 million, $132 million and $181 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

14.  (Continued)

     At September 30, 1995, and December 31, 1994, accrued liabilities for platform abandonment and dismantlement totaled $126 million and $127 million, respectively.

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

     Guarantees by USX of the liabilities of affiliated and other entities totaled $79 million at September 30, 1995. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of September 30, 1995, the largest guarantee for a single affiliate was $37 million.

     At September 30, 1995, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $186 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at September 30, 1995, totaled $376 million compared with $283 million at December 31, 1994.

15. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. USX plans to adopt SFAS
     No. 121 in the fourth quarter of 1995. For additional information, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------

  Nine Months Ended
     September 30                        Year Ended December 31
--------------------    -------------------------------------------------------

   1995        1994         1994        1993         1992        1991      1990
   ----        ----         ----        ----         ----        ----      ----
   2.65        1.95         1.92        (a)          (a)         (a)       2.69
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



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------

  Nine Months Ended
     September 30                        Year Ended December 31
---------------------   -------------------------------------------------------

   1995        1994         1994        1993         1992        1991      1990
   ----        ----         ----        ----         ----        ----      ----
   2.88        2.11         2.08        (a)          (a)         (a)       2.80
   ====        ====         ====        ====         ====        ====      ====

  (a) Earnings did not cover fixed charges by $281 million for 1993, by $197 million for 1992 and by $681 million for 1991.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following discussion should be read in conjunction with the third quarter 1995 USX consolidated financial statements and selected notes.

Results of Operations
---------------------
     See the Consolidated Statement of Operations - Income per Common Share for comparative amounts applicable to the three classes of common stock.

     Sales in the third quarter of 1995 increased $114 million from the same period in 1994. The improvement reflected increases of 11%, 7% and 4% (excluding matching buy/sell transactions and excise taxes) in sales for the Delhi Group, U. S. Steel Group and the Marathon Group, respectively. Sales in the first nine months of 1995 increased $1,396 million from the same period in 1994. In the first nine months of 1995 sales for the Marathon Group and
U. S. Steel Group increased 14% (excluding matching buy/sell transactions and excise taxes) and 9%, respectively, from the same period in 1994. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income.

     Operating income increased $78 million in the third quarter of 1995 from the same period in 1994. Results in the third quarter of 1995 included a $51 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve, and charges of $6 million related to the repair of the Gary Works' No. 8 blast furnace (which was damaged by an explosion on April 5, 1995), partially offset by favorable adjustments of $28 million pertaining to expected environmental remediation recoveries and certain employee-related costs. Third quarter 1994 operating income included an unfavorable noncash effect of $63 million resulting from an increase in the inventory market valuation reserve. Excluding the effects of these items, third quarter 1995 operating income increased $44 million from the third quarter of 1994 due primarily to increases of $27 million and $21 million in operating results for the Marathon Group and the U. S. Steel Group, respectively.

     Operating income increased $413 million in the first nine months of 1995 from the same period in 1994. Operating income in the first nine months of 1995 included a $35 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, $28 million of favorable adjustments pertaining to expected environmental remediation recoveries and certain employee-related costs, and a $6 million favorable adjustment related to the completion of the planned disposition of certain nonstrategic gas gathering and processing assets, partially offset by a $29 million charge related to the Pickering v. USX litigation and a $33 million charge for the repair of the Gary Works' No. 8 blast furnace. Operating income in the first nine months of 1994 included a $158 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, partially offset by restructuring charges of $37 million related to the planned disposition of certain nonstrategic gas gathering and processing assets. Excluding the effects of these items, operating income in the first nine months of 1995 increased
$527 million from the same period in 1994. This reflected increases of $276 million, $240 million and $11 million in operating results for the
U. S. Steel Group, the Marathon Group and the Delhi Group, respectively.

     Other income totaled $98 million in the first nine months of 1995, compared with $222 million in the first nine months of 1994. In addition to income from equity affiliates, other income in the first nine months of 1995 included gains of

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

$25 million on the disposals of assets ($14 million in the third quarter). Other income in the first nine months of 1994 included a pretax gain of $183 million from the disposal of assets ($150 million in the third quarter), primarily reflecting the third quarter sale of assets of a retail propane marketing subsidiary and the sale of certain domestic oil and gas production properties. Excluding the effect of these gains on the disposal of assets, other income in the first nine months of 1995 increased $34 million from the same period in 1994 due to increased income from equity affiliates.

     Net interest and other financial costs increased $33 million in the first nine months of 1995 from the same period in 1994. Net interest and other financial costs in the first nine months of 1995 were reduced by $20 million for interest on refundable federal income taxes paid in prior years.
Interest and other financial costs in the first nine months of 1994 included a $35 million favorable effect resulting from settlement of various state tax issues. Excluding these items, net interest and other financial costs increased 5% in the first nine months of 1995 from the same period in 1994, primarily due to lower capitalized interest at the Marathon Group.

     Provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The income tax provision for the third quarter and first nine months of 1995 included a $23 million incremental U.S. income tax benefit for foreign income tax payments. This benefit results from USX's election to credit, rather than deduct, foreign income taxes for U.S. Federal income tax purposes in 1995 and certain prior years. The third quarter 1994 income tax provision included a one-time $32 million deferred tax benefit (see Note 9 to the Consolidated Financial Statements).

     Extraordinary loss on extinguishment of debt of $5 million was recorded in the third quarter of 1995, representing the unfavorable aftertax effect of the early extinguishment of debt. See discussion of Cash Flows herein.

     Net income decreased 9% in the third quarter of 1995 from the same period in 1994. For the first nine months of 1995, net income increased 39% from the same period in 1994.

Group Results
-------------
     See Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

Operating Statistics
--------------------
     For details, see Supplemental Statistics table for the Marathon Group, the
U. S. Steel Group and the Delhi Group.

Dividends to Stockholders
-------------------------
     On October 31, 1995, USX's Board of Directors (the "Board") declared dividends of 17 cents per share on Marathon Stock, 25 cents per share on Steel Stock and five

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

cents per share on Delhi Stock, all payable December 9, 1995, to stockholders of record at the close of business on November 16, 1995.

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.50% Cumulative Convertible Preferred Stock, payable December 29, 1995, to stockholders of record at the close of business on December 1, 1995.

Cash Flows
----------
     At September 30, 1995, cash and cash equivalents totaled $123 million compared with $48 million at December 31, 1994.

     Net cash provided from operating activities totaled $852 million in the first nine months of 1995, compared with net cash provided from operating activities of $244 million in the first nine months of 1994. The first nine months of 1995 included payments of $169 million to fund the U. S. Steel Group's principal pension plan for the 1994 and a portion of the 1995 plan years and the $129 million portion of zero coupon bond debentures extinguished representing amortized discount. The first nine months of 1994 included payments of $367 million to settle substantially all of the remaining judgments from the Bessemer & Lake Erie Railroad litigation and payments of $124 million related to settlement of various state tax issues. Excluding these payments, net cash provided from operating activities in the first nine months of 1995 improved $415 million from the same period in 1994. The increase primarily reflected improved profitability and favorable working capital changes.

     Cash from the disposal of assets totaled $88 million in the first nine months of 1995, compared with $253 million in the same period in 1994. The 1995 proceeds primarily reflected property sales by real estate development and management and USX Credit, a division of USX. The 1994 proceeds primarily resulted from the sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties.

     USX's total long-term debt, preferred stock of subsidiary and notes payable at September 30, 1995, was $5,679 million, down $171 million from December 31, 1994. At September 30, 1995, USX had outstanding borrowings of $120 million against its long-term revolving credit agreement, leaving $2,205 million of available unused credit agreements. USX had outstanding borrowings of $220 million against short-term lines of credit totaling $375 million, of which $175 million requires a commitment fee and the other $200 million generally requires a maintenance of compensating balances of 3%.

     In the third quarter of 1995, USX extinguished $467 million of debt, primarily consisting of Zero Coupon Convertible Senior Debentures due 2005, with a carrying value of $393 million ($264 million in original proceeds and $129 million of amortized discount) and $56 million of 8-1/2% Sinking Fund Debentures due February 1, 2000, which resulted in an extraordinary loss of $5 million, net of $3 million income tax effect.

     In the third quarter of 1995, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $169 million. The net proceeds were used to fund the U. S. Steel Group's principal pension plan for the 1994 and a portion of the 1995 plan years. In addition, USX redeemed 2,099,970 shares (stated value $50 per share) of its Adjustable Rate Cumulative Preferred Stock for $50 per share or $105 million.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Hedging Activity
----------------
     USX engages in hedging activities in the normal course of its businesses. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase, production or sale of crude oil, natural gas and refined products. Forward currency contracts have been used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. USX's hedging activities have not been significant in relation to its overall business activity. Based on the risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of USX.

Liquidity
---------
     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of September 30, 1995, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures and debt maturities for the balance of 1995 and years 1996 and 1997, are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

Capital Expenditures
--------------------
     Capital expenditures for property, plant and equipment in the third quarter and first nine months of 1995 were $245 million and $658 million, respectively, compared with $258 million and $657 million in the same periods in 1994. For further details, see the Financial Statistics table.

     For the year 1995, capital expenditures are expected to total approximately $1.0 billion. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group.

     Contract commitments for capital expenditures at September 30, 1995, were $376 million, compared with $283 million at year-end 1994.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX has been notified that it is a potentially responsible party ("PRP") at 44 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1995. In addition, there are 34 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 104 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 14 to the Consolidated Financial Statements.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment certain of which are discussed in Note 14 to the Consolidated Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Cash Flows and Liquidity herein.

Accounting Standard
-------------------
     In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year but can be adopted early. SFAS No. 121 requires that long-lived assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. Following such asset write-downs, results of operations will generally be favorably affected by reduced depreciation, depletion and amortization charges.

     USX is currently reviewing its assets and, based on preliminary information, estimates that pretax charges of $400 million to $600 million for the Marathon Group and up to $15 million for the U. S. Steel Group will be recognized upon adoption. The review includes the evaluation of its domestic and international production properties, and refining, marketing and transportation assets, including the Indianapolis Refinery which was temporarily idled in late 1993, as well as certain iron ore mineral rights and real estate holdings. USX plans to adopt SFAS No. 121 in the fourth quarter of 1995.

                                 USX Corporation
                              FINANCIAL STATISTICS
                              --------------------
                                 ($ in Millions)
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  --------------
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
SALES

 Marathon Group                                 $3,492  $3,497 $10,357   $9,349
 U. S. Steel Group                               1,609   1,505   4,809    4,423
 Delhi Group                                       149     134     425      424
 Eliminations                                      (13)    (13)    (38)     (39)
                                               ------- ------- -------  -------
   Total                                        $5,237  $5,123 $15,553  $14,157

OPERATING INCOME (LOSS)

 Marathon Group                                   $171    $117    $631     $499
 U. S. Steel Group                                 134     106     397      170
 Delhi Group                                        (2)      2      12      (42)
                                               ------- ------- -------  -------
   Total                                          $303    $225  $1,040     $627


CAPITAL EXPENDITURES

 Marathon Group                                   $151    $187    $409     $464
 U. S. Steel Group                                  82      63     224      171
 Delhi Group                                        12       8      25       22
                                               ------- ------- -------  -------
   Total                                          $245    $258    $658     $657

   B.  Marathon Group
                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share data)     1995    1994    1995     1994
--------------------------------------------------------------------------------
SALES                                           $3,492  $3,497 $10,357   $9,349

OPERATING COSTS:
 Cost of sales (excludes items shown below)      2,185   2,251   6,624    6,118
 Inventory market valuation charges (credits)       51      63     (35)    (158)
 Selling, general and administrative expenses       74      73     226      237
 Depreciation, depletion and amortization          207     172     623      525
 Taxes other than income taxes                     765     784   2,196    2,023
 Exploration expenses                               39      37      92      105
                                                ------  ------  ------   ------
   Total operating costs                         3,321   3,380   9,726    8,850
                                                ------  ------  ------   ------

OPERATING INCOME                                   171     117     631      499

Other income                                         3     148      16      166
Interest and other financial income                 11       2      24        9
Interest and other financial costs                 (73)    (89)   (258)    (209)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                               112     178     413      465
Less provision for estimated income taxes           15      76     131      181
                                               ------- ------- -------  -------

INCOME BEFORE EXTRAORDINARY LOSS                    97     102     282      284
Extraordinary loss, net of income tax               (4)      -      (4)       -
                                                ------  ------  ------   ------

NET INCOME                                          93     102     278      284

Dividends on preferred stock                        (1)     (1)     (4)      (4)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO MARATHON STOCK            $92    $101    $274     $280
                                                ======  ======  ======   ======
MARATHON STOCK DATA:
Income per share - primary and fully diluted:
 Income before extraordinary loss                 $.33    $.35    $.97     $.98
 Extraordinary loss                               (.01)      -    (.01)       -
 Net income                                        .32     .35     .96      .98

Dividends paid per share                           .17     .17     .51      .51

Weighted average shares, in thousands
 - Primary                                     287,408 286,568 287,281  286,578
 - Fully diluted                               287,423 292,815 287,292  286,579

Selected notes to financial statements appear on pages 24-28.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------
                                                   September 30 December 31
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                              $61           $28
  Receivables, less allowance for doubtful
   accounts of $2 and $3                                 501           438
  Inventories                                          1,146         1,137
  Other current assets                                   158           134
                                                     -------        ------
     Total current assets                              1,866         1,737
Long-term receivables and other investments              323           376
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $8,325 and $7,797                                     8,082         8,364
Prepaid pensions                                         280           261
Other noncurrent assets                                  198           213
                                                      ------        ------
     Total assets                                    $10,749       $10,951
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $165            $1
  Accounts payable                                       964         1,129
  Payable to other groups                                 86            44
  Payroll and benefits payable                            79            84
  Accrued taxes                                           39           133
  Deferred income taxes                                  201           171
  Accrued interest                                        62            95
  Long-term debt due within one year                     337            55
                                                      ------        ------
     Total current liabilities                         1,933         1,712
Long-term debt, less unamortized discount              3,502         3,983
Long-term deferred income taxes                        1,285         1,270
Employee benefits                                        319           317
Deferred credits and other liabilities                   237           246
Preferred stock of subsidiary                            182           182
                                                      ------        ------
     Total liabilities                                 7,458         7,710
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stock                                            -            78
Common stockholders' equity                            3,291         3,163
                                                      ------        ------
     Total stockholders' equity                        3,291         3,241
                                                      ------        ------
     Total liabilities and stockholders' equity      $10,749       $10,951
                                                      ======        ======

Selected notes to financial statements appear on pages 24-28.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $278          $284
Adjustments to reconcile to net cash provided from
 operating activities:
  Extraordinary loss                                       4             -
  Depreciation, depletion and amortization               623           525
  Exploratory dry well costs                              37            42
  Inventory market valuation credits                     (35)         (158)
  Pensions                                               (24)          (10)
  Postretirement benefits other than pensions              8            12
  Deferred income taxes                                   18           137
  Payment of amortized discount on zero coupon
   debentures                                            (96)            -
  Gain on disposal of assets                              (5)         (173)
  Changes in:
     Current receivables - sold                            8             7
                         - operating turnover            (72)          (85)
     Inventories                                          26           (48)
     Current accounts payable and accrued expenses      (253)         (276)
  All other items - net                                   60            28
                                                      ------        ------
     Net cash provided from operating activities         577           285
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (409)         (464)
Disposal of assets                                        18           233
Elimination of Retained Interest in Delhi Group           58             -
All other items - net                                     (4)           14
                                                      ------        ------
     Net cash used in investing activities              (337)         (217)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Marathon Group's share of USX
 consolidated debt                                        23          (216)
Preferred stock repurchased                              (78)            -
Common stock repurchased                                  (1)            -
Attributed preferred stock of subsidiary                   -           176
Dividends paid                                          (151)         (151)
                                                      ------        ------
     Net cash used in financing activities              (207)         (191)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -             1
                                                      ------        ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      33          (122)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            28           185
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $61           $63
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(380)        $(334)
  Income taxes paid, including settlements with other
   groups                                               (158)          (29)

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

 4. The items below were included in both sales and operating costs, resulting in no effect on income:

                                                         (In millions)
                                               -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $718    $733  $2,046   $1,878
    Matching buy/sell transactions                 447     521   1,499    1,488

 5. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                  -------------------------
                                                   September 30 December 31
                                                       1995         1994
                                                   ------------ -----------
    Crude oil and natural gas liquids                   $511         $516
    Refined products and merchandise                     780          801
    Supplies and sundry items                             99           99
                                                      ------        ------
      Total (at cost)                                  1,390        1,416
    Less inventory market valuation reserve              244          279
                                                      ------        ------
      Net inventory carrying value                    $1,146       $1,137
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

 7. Other income in the first nine months of 1994 included a pretax gain of $173 million from the disposal of assets ($148 million in the third quarter, including the sale of the assets of a retail propane marketing subsidiary).

 8. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the Marathon Group, the U.
     S. Steel Group and the Delhi Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Marathon Group, the U. S. Steel Group and the Delhi Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

     The income tax provisions for the third quarter and first nine months of 1995 include a credit of $29 million related to recognition of incremental federal income tax benefits for foreign income tax payments. This benefit results from USX's election to credit, rather than deduct, foreign income taxes for federal income tax purposes in 1995 and certain prior years. In addition, interest and other financial costs for the third quarter and first nine months of 1995 include a credit of $17 million for interest on refundable federal income taxes paid in prior years.

 9. In the third quarter of 1995, USX extinguished $467 million of debt, resulting in an extraordinary loss to the Marathon Group of $4 million, net of $2 million income tax.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

10. The Marathon Group participates in an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At September 30, 1995, the balance of sold accounts receivable that had not been collected was $340 million, and the buyers had collection rights for an additional $34 million of designated unsold receivables to collateralize the limited recourse provisions.

11. On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of Delhi Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The transfer was made at a price of $12.75 per equivalent share, or an aggregate of $58 million, resulting in a corresponding reduction of the Marathon Group debt. The Retained Interest represented the Marathon Group's interest in the earnings and equity of the Delhi Group.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1995, and December 31, 1994, accrued liabilities for remediation totaled $39 million and $45 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in clean up efforts related to underground storage tanks at retail marketing outlets, were $22 million at September 30, 1995, and $7 million at December 31, 1994.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1995 and for the years 1994 and 1993, such capital expenditures for environmental controls totaled $33 million, $70 million and $123 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At September 30, 1995, and December 31, 1994, accrued liabilities for platform abandonment and dismantlement totaled $126 million and $127 million, respectively.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


12.  (Continued)

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

     Guarantees by USX of the liabilities of affiliated and other entities of the Marathon Group totaled $18 million at September 30, 1995.

     At September 30, 1995, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $186 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At September 30, 1995, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $167 million compared with $158 million at December 31, 1994.

13. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. The Marathon Group plans to adopt SFAS No. 121 in the fourth quarter of 1995. For additional information, see Marathon Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX") which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the third quarter 1995 USX consolidated financial information and the Marathon Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 37.

Results of Operations
---------------------
     Sales (excluding matching buy/sell transactions and excise taxes) increased by 4% in the third quarter of 1995 and by 14% in the first nine months of 1995 from the comparable prior-year periods. The increase for the third quarter primarily reflected increased volumes for domestic liquid hydrocarbons, domestic refined products, and worldwide natural gas, partially offset by lower average prices for refined products and domestic natural gas. The increase for the first nine months primarily reflected increased average prices and volumes for domestic refined products, worldwide liquid hydrocarbons, and international natural gas, and increased volumes for domestic natural gas. These factors were partially offset by lower prices for domestic natural gas. Sales for the third quarter and first nine months of 1995 and 1994 are summarized in the following table:

                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1995    1994    1995     1994
                                                -----   -----   -----    -----
Refined Products and Merchandise                $1,829  $1,790  $5,308   $4,800
Crude Oil and Condensate                           203     241     587      530
Natural Gas (a)                                    220     153     706      482
Natural Gas Liquids                                 17      15      51       38
Transportation and Other                            58      44     160      133
                                                ------  ------  ------   ------
Subtotal                                        $2,327  $2,243  $6,812   $5,983

Matching Buy/Sell Transactions (b)                 447     521   1,499    1,488
Excise Taxes (b)                                   718     733   2,046    1,878
                                                ------  ------  ------   ------
Total Sales                                     $3,492  $3,497 $10,357   $9,349
                                                ======  ======  ======   ======

(a) Amounts for 1995 include equity, royalty and trading sales; amounts for 1994 represented equity sales.
(b) Included in both sales and operating costs, resulting in no effect on income.

     Operating income was $171 million in the third quarter of 1995, compared with $117 million in the third quarter of 1994. Third quarter operating income included unfavorable noncash effects of $51 million and $63 million in 1995 and 1994, respectively, reflecting increases in the inventory market valuation reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. The amounts of increases or decreases in the reserve in future periods are dependent on changes in future crude oil and refined product price levels, and inventory turnover.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Excluding the effects of adjustments to the inventory market valuation reserve, operating income in the third quarter of 1995 increased by $42 million from the third quarter of 1994, due primarily to increased domestic liquid hydrocarbon and worldwide natural gas volumes, and higher average prices for international natural gas, partially offset by lower average prices for domestic natural gas and worldwide liquid hydrocarbons. Operating income in the third quarter of 1994 included employee reorganization charges of $7 million related to employee severance and relocation costs associated with work force reduction programs.

     Operating income from worldwide exploration and production was $103 million in the third quarter of 1995, up from $73 million in the third quarter of 1994, reflecting improved domestic and international results. Operating income from domestic exploration and production was $72 million in the third quarter of 1995, compared with $53 million in the third quarter of 1994. The domestic improvement was primarily due to increased volumes for liquid hydrocarbons and natural gas, partially offset by lower average prices for natural gas and liquid hydrocarbons. The volume increases mainly reflected production in the Gulf of Mexico from the Ewing Bank 873 Field and South Pass 87D platform, which began production in August 1994, and May 1995, respectively, and increased production in New Mexico from the Indian Basin Field, reflecting a successful development drilling program and additional working interest acquired in April 1995.

     In early October, a brief industry-wide shutdown of offshore production in the Gulf of Mexico was forced by the approach of Hurricane Opal. Marathon Group production and operating results were not materially affected by this shutdown.

     Operating income from international exploration and production was $31 million in the third quarter of 1995, compared with $20 million in the third quarter of 1994. The improvement was primarily due to increased sales volumes and higher average prices for natural gas, partially offset by lower liquid hydrocarbon liftings in the U.K. North Sea, mainly reflecting the timing of liftings. Liftings in Indonesia increased by 8,400 barrels per day ("bpd") in the third quarter of 1995, as compared with the prior-year quarter, mainly reflecting new production from the KG and KRA Fields.

     Brae-Area production averaged 55,000 net bpd in the third quarter of 1995, compared with 53,000 net bpd in the first six months. A planned maintenance shut-in of Brae-Area operations in the U.K. North Sea during the second quarter of 1995 resulted in an estimated 5,500 net bpd reduction in second quarter Brae-Area production. The shut-in was scheduled to coincide with the planned maintenance of third-party facilities. Marathon owns a 41.6% revenue interest in the South, Central and North Brae Fields and a 38.5% revenue interest in the East Brae Field.

     The increase in third quarter international natural gas sales volumes in 1995 versus 1994 mainly reflected Brae-Area gas sales. The decline from the second quarter of 1995 was due mainly to lower sales in Ireland, primarily associated with seasonal demand fluctuations.

     Operating income from refining, marketing and transportation operations was $139 million in the third quarter of 1995, compared with $123 million in the third quarter of 1994. The improvement primarily reflected a $15 million favorable noncash

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

effect for expected remediation recoveries as well as lower maintenance expense for refinery turnaround activity. Operating income in the third quarter of 1994 included a favorable effect relating to a legal settlement. The $15 million favorable effect reflects revised estimates of expected recoveries from various state governments of remediation expenditures related to underground storage tanks at retail marketing outlets.

     Third quarter 1995 refined product margins remained at about the same level as in the third quarter of 1994. However, these third quarter 1995 margins declined significantly from the second quarter of 1995, due mainly to lower average refined product prices that were not completely offset by corresponding decreases in raw material costs.

     Marathon Group operating income in the first nine months of 1995 was $631 million, compared with $499 million in the first nine months of 1994. Operating income for the first nine months of 1995 and 1994 included favorable noncash effects of $35 million and $158 million, respectively, reflecting adjustments to the inventory market valuation reserve. Excluding the effects of these adjustments, operating income in the first nine months of 1995 increased by $255 million from the first nine months of 1994. The increase mainly reflected increased volumes for worldwide liquid hydrocarbons and natural gas, higher average prices for worldwide liquid hydrocarbons and international natural gas, and slightly higher average margins for domestic refined products. These factors were partially offset by lower average prices for domestic natural gas. Operating income in the first nine months of 1994 included charges of $36 million related to employee reorganization and a favorable effect of $12 million resulting from the settlement of various state production taxes. Operating income in the first nine months of 1994 also included income of $11 million from Emro Propane Company (a wholly owned subsidiary of Marathon's Emro Marketing Company) which distributed propane to residential and industrial consumers in the Midwest. The assets of Emro Propane Company were sold in September 1994.

     Other income totaled $16 million in the first nine months of 1995, compared with $166 million in the first nine months of 1994. In addition to income from equity affiliates, other income in the first nine months of 1995 included pretax gains of $5 million on the disposal of assets. Other income in the first nine months of 1994 included pretax gains of $173 million on the disposal of assets (primarily the assets of Emro Propane Company, and certain domestic oil and gas production properties), partially offset by a $10 million unfavorable effect applicable to the Marathon Group's 33% Retained Interest in the Delhi Group (the Delhi Group reported a second quarter 1994 net loss, predominantly as a result of restructuring charges related to planned asset dispositions). The Retained Interest was eliminated in June 1995.

     Net interest and other financial costs in the first nine months of 1995 increased by $34 million from the first nine months of 1994, due, in part, to a $40 million decrease in capitalized interest following the completion during 1994 of the East Brae project and Scottish Area Gas Evacuation system. Interest and other financial costs in the first nine months of 1995 were reduced by $17 million for interest on refundable federal income taxes paid in prior years (described further in the following paragraph). Interest and other financial costs in the

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

first nine months of 1994 included a $34 million favorable effect related to the previously mentioned settlement of various state tax issues.

     Provision for estimated income taxes is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The Marathon Group's third quarter 1995 provision for estimated income taxes included a $29 million incremental U.S. income tax benefit for foreign income tax payments. This benefit results from USX's election to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes in 1995 and certain prior years.

     An extraordinary loss on extinguishment of debt of $4 million, or $.01 per share, was recorded in the third quarter of 1995, representing the portion of the loss on early extinguishment of USX debt attributed to the Marathon Group. For further details, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     Net income for the Marathon Group was $93 million, or $.32 per share, in the third quarter of 1995, compared with $102 million, or $.35 per share, in the third quarter of 1994. Net income totaled $278 million, or $.96 per share, in the first nine months of 1995, compared with $284 million, or $.98 per share, in the first nine months of 1994. The decreases in net income primarily reflected the factors discussed above.

Outlook
-------

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

     In the Gulf of Mexico, Marathon and a co-venturer drilled an oil and natural gas discovery well on Viosca Knoll Block 786, 120 miles south of Mobile, Alabama. The well has been temporarily suspended pending further delineation activity planned for the fourth quarter of 1995. Marathon has a 50% interest in this potential development.

     In the Celtic Sea offshore Ireland, Marathon drilled an appraisal well 4.5 miles southwest of Marathon's Kinsale Head Field facilities, confirming the presence of a natural gas accumulation. A subsea development linking the well to existing facilities is anticipated, with first production projected for 1997. Marathon has a 100% working interest in this well.

     Offshore Gabon on the West Coast of Africa, Marathon and a co-venturer drilled an oil discovery well approximately 100 miles southeast of Port Gentil. Additional seismic evaluation is planned prior to further delineation of the discovery. Marathon is the operator and has a 75% interest in this concession.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Work continues toward ratification of the Sakhalin II Production Sharing Contract ("PSC") for development of the Lunskoye gas field and the Piltun-Astokhskoye oil field located offshore Sakhalin Island in the Russian Far East Region. In June 1995, a PSC Law was passed by the Russian State Duma (lower house of Parliament) and sent to the Federation Council (upper house of Parliament) for consideration. In October 1995, the Law failed to achieve the number of votes required for passage by the Federation Council, and was returned to the Duma.
As a result, a Conciliation Committee consisting of representatives from both houses was formed to amend the Law prior to reconsideration by the Duma. Once passed by the Duma, the Law would be sent again to the Federation Council for consideration, and would ultimately require the signature of the Russian President prior to enactment. The Marathon Group has a 30% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), a company incorporated to be responsible for overall management of the Sakhalin II Project. While adoption of a PSC Law would be a significant step toward stabilization of the Production Sharing Contract, other Russian laws and acts at the Federation and local levels will need to be brought into compliance with the PSC before Sakhalin Energy commits to undertaking appraisal period activities. These appraisal period activities include the finalizing of the development plan and efforts to secure liquefied natural gas markets and financing arrangements.

     The status of the Indianapolis refinery has been periodically reviewed since it was temporarily idled in late 1993. Preliminary information from management's current review indicates that present economic conditions will not likely justify reactivation of the refinery in the near term.

     For discussion of a new Statement of Financial Accounting Standards that, upon adoption, will affect future Marathon Group operating results, see Accounting Standard below.

Cash Flows
----------
     Net cash provided from operating activities was $577 million in the first nine months of 1995, compared with $285 million in the first nine months of 1994. Net cash provided from operating activities in the first nine months of last year was adversely affected by second quarter payments of $123 million related to settlement of various state tax issues. In addition to this item, the improvement reflected increased volumes for worldwide liquid hydrocarbons and natural gas, and higher average prices for worldwide liquid hydrocarbons and international natural gas, partially offset by payments of $96 million in 1995, representing the Marathon Group's share of the amortized discount on USX's zero coupon bond debentures, which were extinguished in September. (For further discussion, see USX Consolidated Management's Discussion and Analysis of Cash Flows.)

     Cash from the disposal of assets was $18 million in the first nine months of 1995, compared with $233 million in the first nine months of 1994. Proceeds in the first nine months of 1995 included no individually significant items. Proceeds in the first nine months of 1994 included the previously mentioned sale of the assets of Emro Propane Company, and certain domestic oil and gas production properties.

     Financial obligations increased by $23 million in the first nine months of 1995, as cash provided from operating activities and the elimination of the Marathon

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Group's Retained Interest in the Delhi Group was more than offset by cash used in investing activities, dividend payments and repurchase of preferred stock. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

     Preferred stock repurchased of $78 million represents the Marathon Group's portion of USX's Adjustable Rate Cumulative Preferred Stock which was redeemed on September 29, 1995. For additional details, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

Hedging Activity
----------------
     The Marathon Group engages in hedging activities in the normal course of its business. Futures contracts, commodity swaps and options are used to hedge exposure to price fluctuations relevant to the purchase, production or sale of crude oil, natural gas and refined products. Forward currency contracts have been used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. While hedging activities are generally used to reduce risks from unfavorable commodity price and currency rate movements, they also may limit the opportunity to benefit from favorable movements. The Marathon Group's hedging activities have not been significant in relation to its overall business activity. Based on risk assessment procedures and internal controls in place, management believes that its use of hedging instruments will not have a material adverse effect on the financial position, liquidity or results of operations of the Marathon Group.

Liquidity
---------
     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
--------------------
     Marathon Group capital expenditures for property, plant and equipment in the third quarter and first nine months of 1995 were $151 million and $409 million, respectively, compared with $187 million and $464 million in the comparable 1994 periods. Expenditures in these periods were primarily for upstream projects. Capital expenditures for the year 1995 are expected to total approximately $650 million, compared with $753 million for the year 1994. Contract commitments for capital expenditures were $167 million at September 30, 1995, compared with $158 million at year-end 1994.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 19 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1995. In addition, there are eight sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 63 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment (see Note 12 to the Marathon Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Financial Condition in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standard
-------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121--Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year, but can be adopted early. SFAS No. 121 requires that long-lived assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. Following such asset write-downs, results of operations will generally be favorably affected by reduced depreciation, depletion and amortization charges.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group is currently reviewing its assets and, based on preliminary information, estimates that pretax charges of $400 million to $600 million will be recognized upon adoption. The review includes evaluations of its domestic and international production properties and refining, marketing and transportation assets, including the Indianapolis refinery which was temporarily idled in late 1993. USX plans to adopt SFAS No. 121 in the fourth quarter of 1995.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                        ---------------------------------
                                 ($ in Millions)

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                -------------   -------------
                                                 1995    1994    1995    1994
                                                 ----    ----    ----    ----
OPERATING INCOME (LOSS)
 Exploration & Production
   Domestic                                       $72     $53    $240    $119
   International                                   31      20     136      30
 Refining, Marketing & Transportation             139     123     281     249
 Gas Gathering & Processing                         -      (1)      -      (1)
 Administrative                                   (20)    (15)    (61)    (56)
                                                ------  ------  ------   ------
                                                 $222    $180    $596    $341
 Inventory Market Val. Res. Adjustment            (51)    (63)     35     158
                                                ------  ------  ------   ------
Total Marathon Group                             $171    $117    $631    $499

CAPITAL EXPENDITURES                             $151    $187    $409    $464

EXPLORATION EXPENSES                              $39     $37     $92    $105

OPERATING STATISTICS
Net Liquid Hydrocarbon Production (a):
 Domestic                                       134.8   107.7   132.2   109.1
 International                                   77.9    79.5    73.3    60.5
                                                ------  ------  ------  -----
   Worldwide                                    212.7   187.2   205.5   169.6

Net Natural Gas Production (b):
 Domestic                                       601.1   551.7   634.2   564.9
 International - Equity                         411.7   333.6   449.3   370.3
 International - Other (c)                       23.9       -    30.9       -
                                               -------  ------ -------  -----
   Worldwide                                  1,036.7   885.3  1,114.4  935.2

Average Equity Sales Prices:
 Liquid Hydrocarbons (per Bbl)
   Domestic                                    $14.13  $14.72   $14.66 $13.37
   International                                15.82   16.21    16.70  15.42
 Natural Gas (per Mcf)
   Domestic                                     $1.59   $1.94    $1.63  $2.03
   International                                 1.74    1.51     1.83   1.47

Natural Gas Sales (b) (d):
   Domestic                                     961.2   798.8   982.2   816.9
   International                                435.6   333.6   480.2   370.3
                                              ------- ------- -------  -------
   Worldwide                                  1,396.8 1,132.4 1,462.4 1,187.2

Crude Oil Refined (a)                           524.5   535.0   512.1   502.8
Refined Products Sold (a)                       747.9   743.8   732.7   729.9


------------

  (a) Thousands of barrels per day
  (b) Millions of cubic feet per day
  (c) Represents gas acquired for injection and subsequent resale
  (d) Represents equity, royalty and trading volumes

Part I - Financial Information (Continued):
   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share data)     1995    1994    1995     1994
--------------------------------------------------------------------------------
SALES                                           $1,609  $1,505  $4,809   $4,423

OPERATING COSTS:
 Cost of sales (excludes items shown below)      1,372   1,297   4,113    3,943
 Selling, general and administrative
  expenses (credits)                               (34)    (30)   (103)     (91)
 Depreciation, depletion and amortization           80      79     241      237
 Taxes other than income taxes                      57      53     161      164
                                                ------  ------  ------   ------
   Total operating costs                         1,475   1,399   4,412    4,253
                                                ------  ------  ------   ------

OPERATING INCOME                                   134     106     397      170

Other income                                        33      14      78       46
Interest and other financial income                  -       3       5        9
Interest and other financial costs                 (32)    (40)   (107)    (115)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS                                135      83     373      110
Less provision (credit) for estimated
 income taxes                                       49      (7)    132       (1)
                                                ------  ------  ------   ------

INCOME BEFORE EXTRAORDINARY LOSS                    86      90     241      111
Extraordinary loss, net of income tax               (1)      -      (1)       -
                                                ------  ------  ------   ------

NET INCOME                                          85      90     240      111
Dividends on preferred stock                        (6)     (6)    (19)     (19)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK               $79     $84    $221      $92
                                                ======  ======  ======   ======
STEEL STOCK DATA:
Income per share
 Income before extraordinary loss:
   - Primary                                      $.99   $1.11   $2.86    $1.23
   - Fully diluted                                 .95    1.05    2.77     1.23
 Extraordinary loss - primary and fully diluted   (.01)      -     (.01)     -
 Net income:
   - Primary                                       .98    1.11    2.85     1.23
   - Fully diluted                                 .94    1.05    2.76     1.23

Dividends paid per share                           .25     .25     .75      .75

Weighted average shares, in thousands
 - Primary                                      80,700  75,674  77,831   74,947
 - Fully diluted                                90,008  86,596  87,139   76,197

Selected notes to financial statements appear on pages 41-45.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $62           $20
  Receivables, less allowance for doubtful
   accounts of $9 and $5                                 594           672
  Receivable from other groups                            85            44
  Inventories                                            650           595
  Deferred income tax benefits                           230           449
                                                      ------        ------
     Total current assets                              1,621         1,780
Long-term receivables and other investments,
 less reserves of $23 and $22                            665           667
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,863 and $5,954                                     2,501         2,536
Long-term deferred income tax benefits                   305           223
Prepaid pensions                                       1,507         1,224
Other noncurrent assets                                   48            50
                                                      ------        ------
     Total assets                                     $6,647        $6,480
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $48            $-
  Accounts payable                                       756           678
  Payroll and benefits payable                           365           354
  Accrued taxes                                          219           183
  Accrued interest                                        18            31
  Long-term debt due within one year                     103            21
                                                      ------        ------
     Total current liabilities                         1,509         1,267
Long-term debt, less unamortized discount              1,090         1,432
Employee benefits                                      2,438         2,496
Deferred credits and other liabilities                   248           276
Preferred stock of subsidiary                             64            64
                                                      ------        ------
     Total liabilities                                 5,349         5,535
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                            7            32
Common stockholders' equity                            1,291           913
                                                      ------        ------
     Total stockholders' equity                        1,298           945
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,647        $6,480
                                                      ======        ======

Selected notes to financial statements appear on pages 41-45.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $240          $111
Adjustments to reconcile to net cash provided from (used in)
 operating activities:
  Extraordinary loss                                       1             -
  Depreciation, depletion and amortization               241           237
  Pensions                                              (288)         (105)
  Postretirement benefits other than pensions             (6)           51
  Deferred income taxes                                  151            49
  Gain on disposal of assets                             (20)           (9)
  Payment of amortized discount on
      zero coupon debentures                             (28)            -
  Changes in:
     Current receivables - sold                            -            10
                         - operating turnover             38           (15)
     Inventories                                         (57)          (47)
     Current accounts payable and accrued expenses       115          (336)
  All other items - net                                 (103)          (16)
                                                      ------        ------
     Net cash provided from (used in)
     operating activities                                284           (70)
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (224)         (171)
Disposal of assets                                        57            16
All other items - net                                     11            (4)
                                                      ------        ------
     Net cash used in investing activities              (156)         (159)
                                                      ------        ------
FINANCING ACTIVITIES:
Decrease in U. S. Steel Group's share of
 USX consolidated debt                                  (192)          (14)
Specifically attributed debt:
 Borrowings                                                -             4
 Repayments                                               (4)          (29)
Attributed preferred stock of subsidiary                   -            62
Issuance of common stock of subsidiary                     -            11
Preferred stock repurchased                              (25)            -
Steel Stock issued                                       205           213
Dividends paid                                           (70)          (73)
                                                      ------        ------
     Net cash provided from (used in)
      financing activities                               (86)          174
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      42           (55)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            20            79
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $62           $24
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(136)        $(167)
  Income taxes (paid) refunded, including settlements
   with other groups                                      (3)           46

Selected notes to financial statements appear on pages 41-45.

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

                                                         (In millions)
                                               -------------------------
                                                   September 30 December 31
                                                       1995         1994
                                                   ------------ -----------
    Raw materials                                        $75          $44
    Semi-finished products                               319          336
    Finished products                                    161          128
    Supplies and sundry items                             95           87
                                                        ----          ----
      Total                                             $650         $595
                                                        ====          ====

 5. Operating income included net periodic pension credits of $99 million and $93 million in the first nine months of 1995 and 1994, respectively, ($32 million in the third quarter of 1995 and 1994). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, was increased to 10% in 1995 from 9% in 1994.

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

     The income tax provisions for the third quarter and the first nine months of 1994 include a one-time $32 million deferred tax benefit related to the excess of tax over financial basis in shares of RMI Titanium Company (RMI), concurrent with the adoption of equity accounting for RMI.

 7. In the third quarter of 1995, USX extinguished $467 million of debt, resulting in an extraordinary loss to the U. S. Steel Group of $1 million, net of $1 million income tax.

 8. In the third quarter of 1995, USX sold 5,000,000 shares of Steel Stock to the public for net proceeds of $169 million, which were reflected in their entirety in the financial statements of the U. S. Steel Group.

 9. The U. S. Steel Group has entered into an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield based on defined short-term market rates is transferred to the buyers. At September 30, 1995, the balance of sold accounts receivable that had not been collected was $350 million, and the buyers had collection rights for an additional $53 million of designated unsold receivables to collateralize the limited recourse provisions. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At September 30, 1995, the balance of sold loans receivable subject to recourse was $86 million. As of September 30, 1995, USX Credit had outstanding loan commitments of $2 million. USX Credit is not actively making new loan commitments. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1995, and December 31, 1994, accrued liabilities for remediation totaled $120 million and $141 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1995 and for the years 1994 and 1993, such capital expenditures for environmental controls totaled $34 million, $57 million and $53 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $61 million at September 30, 1995. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of September 30, 1995, the largest guarantee for a single affiliate was $37 million.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     At September 30, 1995, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $205 million compared with $125 million at December 31, 1994.

11. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for 1996. The U. S. Steel Group plans to adopt SFAS No. 121 in the fourth quarter of 1995. For additional information, see the U. S. Steel Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the third quarter 1995 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 52.

Results of Operations
---------------------
     Sales for the U. S. Steel Group increased $104 million and $386 million in the third quarter and first nine months of 1995, respectively, compared with the same periods in 1994. The increase in the third quarter primarily resulted from higher steel shipment prices and volumes. The increase in the first nine months of 1995 resulted from higher steel shipment prices and volumes, partially offset by lower revenues from engineering and consulting services. In addition, sales in the third quarter and first nine months of 1994 included revenues of a consolidated entity for which the equity method of accounting was subsequently adopted.

     Operating income for the U. S. Steel Group totaled $134 million in the third quarter of 1995, compared with $106 million in the same quarter of 1994. The $28 million increase reflected improved results from Steel and Related Businesses.

     Steel and Related Businesses reported operating income of $116 million in the third quarter of 1995, compared with operating income of $83 million in the same quarter of 1994. Third quarter 1995 results included a $13 million favorable accrual adjustment for certain employee-related costs and a $6 million charge related to repairs of the Gary Works' No. 8 blast furnace. Third quarter 1994 operating income included $13 million related to the sale of coal seam methane gas royalty interests. Excluding these items, third quarter 1995 operating income increased $39 million from the third quarter of 1994. The improvement was predominantly due to higher steel shipment prices and volumes, partially offset by an unfavorable product mix of increased export shipments which are generally less profitable than domestic shipments, accruals for profit sharing plans and higher iron ore and coke costs. In addition, operating results for the third quarter of 1994 were negatively affected by planned blast furnace outages at Gary Works and Fairfield Works.

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Operating income for Administrative and Other Businesses in the third quarter of 1995 was $18 million compared with $23 million for the same quarter of 1994.

     Operating income for the U. S. Steel Group totaled $397 million for the first nine months of 1995, compared with $170 million in the same period of 1994. The

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

$227 million increase mainly reflected improved results from Steel and Related Businesses.

     Steel and Related Businesses reported operating income of $320 million in the first nine months of 1995, compared with operating income of $111 million in the same period of 1994. Results for the first nine months of 1995 included $29 million of charges related to the Pickering v. USX litigation, $33 million of charges for the repair of the Gary Works' No. 8 blast furnace, and a $13 million favorable accrual adjustment for certain employee-related costs. Results for the first nine months of 1994 included $44 million of charges related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for modernization of the Gary Works hot strip mill and pickle line. Results for the first nine months of 1994 also included $13 million related to the sale of coal seam methane gas royalty interests. Excluding these items, operating income for the first nine months of 1995 increased $227 million over the same period in 1994. The improvement was mainly due to higher steel shipment prices and volumes, partially offset by an unfavorable product mix of increased export shipments, accruals for profit sharing plans and higher iron ore and coke costs.

     Operating income for Administrative and Other Businesses increased $18 million in the first nine months of 1995 compared with the same period in 1994 primarily due to higher income from real estate development and management.

     The pension credits referred to above, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net periodic pension credits (which are primarily noncash) of $32 million and $99 million for the third quarter and first nine months of 1995, respectively, compared with $32 million and $93 million for the third quarter and first nine months of 1994, respectively.

     Other income for the third quarter and first nine months of 1995 increased $19 million and $32 million, respectively, over the same periods in 1994. The increases were due mainly to increased income from equity affiliates and equipment sales.

     Provision (credit) for estimated income taxes for the U. S. Steel Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The income tax credit for the third quarter and first nine months of 1994 included a one-time $32 million deferred tax benefit. See Note 6 to the U. S. Steel Group Financial Statements.

     Extraordinary loss on extinguishment of debt of $1 million, or $.01 per share, was recorded in the third quarter of 1995, representing the portion of the loss on early extinguishment of USX debt attributed to the U. S. Steel Group. For additional information, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     Net income for the U. S. Steel Group totaled $85 million, or $.98 per share, in the third quarter of 1995, compared with net income of $90 million, or $1.11 per share, in the same quarter of 1994. Net income for the U. S. Steel Group totaled $240 million, or $2.85 per share, in the first nine months of 1995, compared with net income of $111 million, or $1.23 per share, in the same period of 1994.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Third quarter 1995 steel shipments of 2.9 million tons and raw steel production of 3.0 million tons increased 12% and 5%, respectively, from the same quarter of 1994. Steel shipments and raw steel production in the first nine months of 1995 totaled 8.3 million tons and 9.0 million tons, respectively. These represented increases of 9% and 5%, respectively, from the same period in 1994. Steel shipments for the third quarter and first nine months of 1995 included export shipments of 0.6 million tons and 1.0 million tons, respectively, compared with 0.1 million tons and 0.2 million tons, respectively, in the same periods in 1994. Raw steel capability utilization averaged approximately 96% and 95% of capability in the third quarters of 1995 and 1994, respectively. Raw steel capability utilization averaged approximately 96% and 95% of capability in the first nine months of 1995 and 1994, respectively. As a result of improvements in operating efficiencies, U. S. Steel increased its stated annual raw steel production capability by 0.5 million tons to 12.5 million tons for 1995.

Outlook
-------
     The U. S. Steel Group expects a continued strong order book for the fourth quarter of 1995. As a result, shipments and operating rates in the fourth quarter are projected to remain at high levels. The market supply of steel continues to exceed demand. Export shipments for the U. S. Steel Group in the fourth quarter are expected to decline slightly compared with the third quarter of 1995. Market prices in the fourth quarter for some products are expected to decline versus third quarter 1995 prices.

     During the third quarter of 1996, a planned blast furnace outage at Fairfield Works could have a negative impact on operating results in that period.

     The U. S. Steel Group maintains physical damage and business interruption insurance applicable to the Gary Works' No. 8 blast furnace explosion, subject to a $50 million deductible for recoverable items. The claims process has commenced; however, an estimate of the amount or timing of potential recoveries cannot be made at this time.

     Steel imports to the United States accounted for an estimated 23% of the domestic steel market in the first eight months of 1995, and 25%, 19% and 17% of the domestic steel market in the years 1994, 1993 and 1992, respectively. Imports have recently included steel from non-traditional sources, such as Russia and Romania. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     Oil country tubular goods ("OCTG") accounted for 3.6% of U. S. Steel Group shipments in 1994. On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with the U. S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of OCTG. In June 1995, Commerce issued its final affirmative determinations of the applicable margins of dumping and/or subsidies in the OCTG cases against producers in all seven countries. On July 24, 1995, the ITC rendered

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
determinations that there had been material injury to domestic producers by reason of illegal dumping of imported products. Determinations favorable to domestic producers were rendered with respect to OCTG imports from Argentina, Italy, Japan, Korea and Mexico and with respect to imports of drill pipe from Argentina, Japan and Mexico.

     USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

     See Accounting Standard below for discussion of a new Statement of Financial Accounting Standards which, upon adoption, may affect future U. S. Steel Group operating results.

Cash Flows
----------
     Net cash provided from operating activities was $284 million in the first nine months of 1995, compared with net cash used in operating activities of $70 million in the same period of 1994. The first nine months of 1995 reflected payments of $169 million to fund the U. S. Steel Group's principal pension plan for the 1994 and a portion of the 1995 plan years, $35 million to the Voluntary Employee Benefit Trust, $28 million representing the U. S. Steel Group's share of the amortized discount on USX's zero coupon bond debentures (see USX Consolidated Management's Discussion and Analysis of Cash Flows for further details) and $20 million as partial settlement in the Pickering v. USX litigation (with a final payment of $27 million required in the first quarter of 1996). The first nine months of 1994 were negatively affected by payments of $367 million related to the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad. Excluding these items, net cash from operating activities increased by $239 million due mainly to increased profitability and favorable working capital changes.

     Cash from the disposal of assets was $57 million in the first nine months of 1995 compared with $16 million in the same period of 1994. The 1995 proceeds mainly reflected property sales by real estate development and management and USX Credit, a division of USX.

     Financial obligations decreased $196 million in first nine months of 1995 primarily reflecting the net effects of cash from operating and investing activities. These financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the
U. S. Steel Group.

     Preferred stock repurchased of $25 million represents the U. S. Steel Group's portion of USX's Adjustable Rate Cumulative Preferred Stock which was redeemed on September 29, 1995. For additional information, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     Steel Stock issued of $205 million included a public offering of 5,000,000 shares in July, 1995 for net proceeds of $169 million which were reflected in their entirety in the U. S. Steel Group financial statements. The net proceeds were used to fund the U. S. Steel Group's principal pension plan for the 1994 and a portion of the 1995 plan years.

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

Capital Expenditures
--------------------
     The U. S. Steel Group's capital expenditures for property, plant and equipment in the third quarter and first nine months of 1995 were $82 million and $224 million, respectively, compared with $63 million and $171 million, respectively, in the same periods in 1994.

     For the year 1995, capital expenditures are expected to total approximately $320 million, compared with $248 million in 1994. Capital expenditures for 1995 will include continued spending on a degasser at Mon Valley Works and a granulated coal injection facility at Fairfield Works' blast furnace, as well as certain spending related to the Gary Works' No. 8 blast furnace, spending on a galvanizing line at Fairfield Works and emissions controls at Gary Works' steel-making facilities. Contract commitments for capital expenditures at September 30, 1995 were $205 million, compared with $125 million at year-end 1994.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 25 waste sites related to the U. S. Steel Group under the Comprehensive Environmental

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
Response, Compensation and Liability Act ("CERCLA") as of September 30, 1995. In addition, there are 26 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 41 additional sites related to the
U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 10 to the U. S. Steel Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group. See discussion of Liquidity and Capital Resources in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Standard
-------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year but can be adopted early. SFAS No. 121 requires that long-lived assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The U. S. Steel Group is currently reviewing its assets and, based on preliminary information, estimates that pretax charges of up to $15 million will be recognized on adoption, primarily relating to certain iron ore mineral rights and real estate holdings. USX plans to adopt SFAS No. 121 in the fourth quarter of 1995.

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------
                                 ($ in Millions)

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  --------------
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
SALES

 Steel and Related Businesses (a)               $1,599  $1,473  $4,760   $4,289
 Other                                              10      32      49      134
                                                ------  ------  ------   ------
Total U. S. Steel Group                         $1,609  $1,505  $4,809   $4,423


OPERATING INCOME (LOSS)

 Steel and Related Businesses (a)                 $116     $83    $320     $111
 Administrative and Other (b)                       18      23      77       59
                                                ------  ------  ------   ------
Total U. S. Steel Group                           $134    $106    $397     $170


CAPITAL EXPENDITURES                               $82     $63    $224     $171


OPERATING STATISTICS

 Public & Affiliated Steel Shipments (c)         2,851   2,553   8,330    7,650
 Raw Steel-Production (c)                        3,036   2,883   8,999    8,544
 Raw Steel-Capability Utilization (d)            96.4%   95.4%   96.3%    95.3%


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

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share data)     1995    1994    1995     1994
--------------------------------------------------------------------------------
SALES                                           $149.0  $133.7  $425.3   $424.3

OPERATING COSTS:
 Cost of sales (excludes items shown below)      136.9   118.4   376.7    375.8
 Selling, general and administrative expenses      6.1     5.9    18.3     22.3
 Depreciation, depletion and amortization          6.2     5.7    18.8     24.3
 Taxes other than income taxes                     1.8     1.9     5.7      6.2
 Restructuring charges (credits)                     -       -    (6.2)    37.4
                                                ------  ------  ------   ------
   Total operating costs                         151.0   131.9   413.3    466.0
                                                ------  ------  ------   ------
OPERATING INCOME (LOSS)                           (2.0)    1.8    12.0    (41.7)

Other income (loss)                                  -       -     5.7     (1.3)
Interest and other financial costs                (4.3)   (3.0)  (10.9)    (8.6)
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS                               (6.3)   (1.2)    6.8    (51.6)

Less provision (credit) for estimated
 income taxes                                     (2.2)    (.2)    4.4    (19.4)
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS           (4.1)   (1.0)    2.4    (32.2)
Extraordinary loss, net of income tax              (.2)      -     (.2)       -
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                 (4.3)   (1.0)    2.2    (32.2)
Dividends on preferred stock                       (.1)      -     (.2)     (.1)

Net (income) loss applicable to
 Retained Interest                                   -      .3    (2.4)    10.5
                                                ------  ------  ------   ------
NET LOSS APPLICABLE TO OUTSTANDING DELHI STOCK   $(4.4)   $(.7)   $(.4)  $(21.8)
                                                ======  ======  ======   ======
DELHI STOCK DATA:
Loss per share - primary and fully diluted:
 Loss before extraordinary loss                  $(.44)  $(.07)  $(.02)  $(2.32)
 Extraordinary loss                               (.02)      -    (.02)       -
 Net loss                                         (.46)   (.07)   (.04)   (2.32)

Dividends paid per share                           .05     .05     .15      .15

Weighted average shares, in thousands
 - Primary and fully diluted                     9,443   9,438   9,440    9,396

Selected notes to financial statements appear on pages 56-59.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                  September 30  December 31
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $.1           $.1
Receivables, less allowance for doubtful
   accounts of $.8 and $.7                              40.6          12.5
  Receivable from other groups                            .9            .2
  Inventories                                            8.7           9.9
  Other current assets                                   3.4           3.1
                                                      ------        ------
     Total current assets                               53.7          25.8
Long-term receivables and other investments              7.5          17.0
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $430.5 and $459.5                                     483.4         475.6
Other noncurrent assets                                  2.1           2.8
                                                      ------        ------
     Total assets                                     $546.7        $521.2
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $7.5            $-
  Accounts payable                                      83.6          71.8
  Payable to other groups                                  -           1.4
  Payroll and benefits payable                           3.8           4.7
  Accrued taxes                                          9.6           7.6
  Accrued interest                                       2.7           2.4
  Long-term debt due within one year                    15.4           1.5
                                                      ------        ------
     Total current liabilities                         122.6          89.4
Long-term debt, less unamortized discount              161.9         106.0
Long-term deferred income taxes                        133.3         135.4
Deferred credits and other liabilities                  14.0          14.8
Preferred stock of subsidiary                            3.8           3.8
                                                      ------        ------
     Total liabilities                                 435.6         349.4
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                            -           2.5
Common stockholders' equity                            111.1         169.3
                                                      ------        ------
     Total stockholders' equity                        111.1         171.8
                                                      ------        ------
     Total liabilities and stockholders' equity       $546.7        $521.2
                                                      ======        ======


Selected notes to financial statements appear on pages 56-59.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1995           1994
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income (loss)                                       $2.2        $(32.2)
Adjustments to reconcile to net cash provided from
 operating activities:
  Extraordinary loss                                      .2             -
  Depreciation, depletion and amortization              18.8          24.3
  Pensions                                                .4           1.9
  Deferred income taxes                                   .7         (21.0)
  Gain on disposal of assets                             (.5)          (.6)
  Payment of amortized discount on zero coupon
   debentures                                           (4.4)            -
  Restructuring charges (credits)                       (6.2)         37.4
  Changes in:
     Current receivables - sold                        (18.3)         (6.9)
                         - operating turnover          (10.5)         23.2
     Inventories                                         1.2            .9
     Current accounts payable and accrued expenses      12.3           (.4)
  All other items - net                                 (3.7)          2.8
                                                      ------        ------
     Net cash provided from (used in)
        operating activities                            (7.8)         29.4
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (24.9)        (21.7)
Disposal of assets                                      12.7           4.1
All other items - net                                    3.5             -
                                                      ------        ------
     Net cash used in investing activities              (8.7)        (17.6)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Delhi Group's share of
 USX consolidated debt                                  79.2         (17.0)
Elimination of Marathon Group Retained Interest        (58.2)            -
Preferred stock repurchased                             (2.5)            -
Attributed preferred stock of subsidiary                   -           3.7
Dividends paid                                          (1.5)         (1.5)
Payment attributed to Retained Interest                  (.5)          (.7)
                                                      ------        ------
     Net cash provided from (used in)
         financing activities                           16.5         (15.5)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       -          (3.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            .1           3.8
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.1           $.1
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid             $(14.9)        $(9.4)
  Income taxes paid, including settlements
   with other groups                                    (4.1)          (.2)

Selected notes to financial statements appear on pages 56-59.

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

     On June 15, 1995, USX eliminated the Marathon Group Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX-Delhi Group Common Stock (Delhi Stock)). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Delhi and Marathon Groups. The transfer was made at a price of $12.75 per equivalent share, or an aggregate of $58.2 million.

     The Retained Interest represented the Marathon Group's interest in the earnings and equity of the Delhi Group. Prior to the elimination, the Retained Interest was approximately 33%, based on the 14,003,205 shares of Delhi Stock designated by the Board to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group.

     The elimination of the Retained Interest resulted in an increase of $58.2 million in USX debt attributed to the Delhi Group and a corresponding decrease in attributed USX common stockholders' equity. If the elimination had occurred as of January 1, 1995, Delhi Group net income per share would have been $.07 per share in the nine months ended September 30, 1995, compared to reported results of $.04 net loss per share. The above supplemental per share data are not necessarily indicative of future results, which will be dependent upon future operating results relative to the cost of the incremental debt.

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

     Primary net income (loss) per share is calculated by adjusting net income
     (loss) for dividend requirements of preferred stock and income (loss) that was applicable to the Retained Interest and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options and surrender of stock appreciation rights associated with stock options, where applicable.

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

                                                         (In millions)
                                               -------------------------
                                                   September 30 December 31
                                                       1995           1994
                                                   ------------ -----------
    Natural gas in storage                              $7.5         $8.2
    Natural gas liquids (NGLs) in storage                 .2           .4
    Materials and supplies                               1.0          1.3
                                                        ----          ----
      Total                                             $8.7         $9.9
                                                        ====          ====

 5. In the first nine months of 1994, restructuring charges totaling $39.9 million were recorded for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. Charges of $37.4 million were included in operating costs and $2.5 million included in other income. In the first nine months of 1995, disposition of these assets was completed at higher than anticipated sales proceeds, resulting in restructuring credits of $11.2 million ($6.2 million included in operating income and $5.0 million in other income).

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

 7. In the third quarter of 1995, USX extinguished $467 million of debt, resulting in an extraordinary loss to the Delhi Group of $.2 million, net of $.1 million income tax.

 8. The Delhi Group participates in an agreement to sell certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. At September 30, 1995, the balance of the Delhi Group's sold accounts receivable that had not been collected was $50.0 million, and the buyers had collection rights for an additional $5.0 million of designated unsold receivables to collateralize the limited recourse provisions.

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

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1995 and for the years 1994 and 1993, such capital expenditures for environmental controls totaled
    $3.1 million, $4.6 million and $4.5 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At September 30, 1995, contract commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $3.7 million.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation and certain other subsidiaries of USX Corporation ("USX") which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the third quarter 1995 USX consolidated financial information and the Delhi Group financial statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 66.

Results of Operations
---------------------
     Sales increased $15.3 million in the third quarter of 1995 from the comparable prior-year quarter.  Sales for the third quarter and first nine months of 1995 and 1994 are summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  -------------
(Dollars in millions)                            1995    1994    1995     1994
                                                 -----  -----    -----   -----
Gas Sales                                        $66.6   $93.7  $229.2   $330.5
Transportation                                     3.2     3.3     8.5      9.0
                                                ------  ------  ------   ------
Total Systems                                     69.8    97.0   237.7    339.5
Trading                                           62.2    18.8   135.3     38.7
Gas Processing                                    17.0    17.8    52.3     45.8
Other                                                -      .1       -       .3
                                                ------  ------  ------   ------
Total Sales                                     $149.0  $133.7  $425.3   $424.3
                                                ======  ======  ======   ======

     The increase in the third quarter was mainly due to increased trading volumes, partly offset by lower natural gas prices and gas sales volumes. There was virtually no change in sales for the first nine months as increases in trading volumes and gas processing volumes and prices were predominantly offset by lower average gas prices and gas sales volumes.

     An operating loss of $2.0 million was recorded in the third quarter of 1995, compared with operating income of $1.8 million in the third quarter of 1994. Third quarter 1994 operating income included a $0.8 million favorable effect of the reversal of prior-period accruals related to the settlement of certain contractual matters. Excluding the effect of this item, operating results declined by $3.0 million from the prior-year quarter, primarily due to a lower gas sales margin, partly offset by a slight improvement in gas processing operations.

     Delhi Group operating income in the first nine months of 1995 was $12.0 million, compared with an operating loss of $41.7 million in the first nine months of 1994. Operating income in the first nine months of 1995 included a $6.2 million favorable adjustment relating to the completion of the 1994 asset disposition plan. The operating loss in the first nine months of 1994 included $37.4 million of asset disposition charges, expenses of $1.7 million related to a work force reduction program, other employment-related costs of $2.0 million, charges of $0.3 million related to certain contractual matters and a $1.6 million favorable effect of the settlement of litigation related to a prior-year take-or-pay claim. Excluding the effects of these items, operating income in the first nine months of 1995 increased

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

by $7.7 million from the same period in 1994, due primarily to improved gas processing operations and a decrease in total operating costs, excluding gas purchase costs, partially offset by a lower gas sales margin. The reduction in operating costs primarily reflected the benefits of the asset disposition plan and work force reduction program initiated in the second quarter of 1994.

     The gas sales and trading margin was $8.1 million in the third quarter of 1995, compared with $13.6 million in the third quarter of 1994. The third quarter 1994 margin included the above mentioned $.8 million favorable adjustment related to contractual matters. Excluding the effect of this item, the third quarter 1995 gas sales and trading margin was $4.7 million lower than the same period in 1994, primarily due to the August 1994 expiration of the premium service contract with Central Power and Light Company ("CP&L"), a utility electric generator serving south Texas, and a decline in gas sales volumes and prices. The 12% decline in gas sales volumes resulted mainly from the conversion of sales volumes to transportation volumes due to contract renegotiations with certain producers and the sale of properties included in the 1994 asset disposition plan. The gas sales and trading margin in the first nine months of 1994 included charges of $.3 million related to certain contractual matters and a $1.6 million favorable effect of a litigation settlement. Excluding these items, the gas sales and trading margin in the first nine months of 1995 decreased by $13.3 million from the comparable 1994 period, mainly due to the expiration of the CP&L contract, lower gas sales volumes and prices and reduced premiums from Southwestern Electric Power Company in the first quarter of 1995. The 10% decrease in gas sales volumes resulted primarily from the conversion of sales volumes to transportation volumes due to contract renegotiations with certain producers and the sale of properties included in the 1994 asset disposition plan.

     Natural gas volumes from trading sales in the third quarter and first nine months of 1995 totaled 474.6 million cubic feet per day ("mmcfd") and 336.4 mmcfd, respectively, compared with 117.4 mmcfd and 76.6 mmcfd, respectively, for the same periods of 1994. The trading business involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems and the subsequent sale of like volumes. While unit margins earned on trading sales are significantly less than those earned on premium sales, the Delhi Group has expanded its trading operations substantially during 1995 in an attempt to attract off-system customers requiring premium supply services.

     Transportation throughput in the third quarter and first nine months of 1995 increased by 10% and 5%, respectively, from the corresponding 1994 periods, primarily due to the conversion of gas sales volumes to transportation volumes and additions to dedicated natural gas reserves, partly offset by the sale of properties included in the 1994 asset disposition plan. The increase in volumes was more than offset by lower average rates, resulting in a slight decline of the transportation margin in the third quarter and first nine months of 1995.

     The gas processing margin in the third quarter and first nine months of 1995 increased by $1.6 million and $11.4 million, respectively, from the same periods in 1994. The third quarter improvement was mainly attributable to lower feedstock costs while the increase for the first nine months, which primarily occurred in the first quarter, was due largely to lower feedstock costs and higher natural gas liquids ("NGLs") sales prices. Third quarter NGLs sales volumes declined slightly from the third quarter of 1994, primarily because the Delhi Group chose to partially curtail the extraction of ethane volumes due to depressed ethane prices. Due to

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

favorable economics, NGLs sales volumes for the first nine months of 1995 were 7% higher than the first nine months of 1994.

     Other income of $5.7 million in the first nine months of 1995 included a $5.0 million favorable adjustment on the sale of the Delhi Group's 25% partnership interest in Ozark Gas Transmission System ("Ozark"), which was included in the 1994 asset disposition plan. Other loss of $1.3 million in the first nine months of 1994 included a $2.5 million restructuring charge relating to Ozark.

     Interest and other financial costs in the third quarter and first nine months of 1995 increased $1.3 million and $2.3 million, respectively, from the comparable 1994 periods. The increase was mainly due to increased debt levels, primarily reflecting the incremental debt associated with the elimination of the Marathon Group's Retained Interest in the second quarter of 1995.

     The provision for estimated income taxes is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The income tax provision for the first nine months of 1995 included an unfavorable effect associated with the second quarter sale of the Delhi Group's partnership interest in Ozark.

     An extraordinary loss on extinguishment of debt of $.2 million, or $.02 per share, was recorded in the third quarter of 1995, representing the portion of the loss on early extinguishment of USX debt attributed to the Delhi Group. For additional details, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     A net loss of $4.3 million, or $.46 per share, was recorded in the third quarter of 1995, compared with a net loss of $1.0 million, or $.07 per share, in the third quarter of 1994. The Delhi Group had net income of $2.2 million in the first nine months of 1995, compared with a net loss of $32.2 million in the first nine months of 1994. This results in a loss of $.04 per share in the first nine months of 1995, compared with a loss of $2.32 per share in the comparable 1994 period. Changes in net results primarily reflect the factors discussed above. On a per-share basis, changes can also be attributed to the second quarter elimination of the Marathon Group's Retained Interest, as discussed in the following paragraph.

     In the second quarter of 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX-Delhi Group Common Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. As a result of the elimination, the Delhi Group's debt was increased by $58.2 million, and its equity was decreased by the same amount. The effect of the elimination on future earnings per share of the Delhi Group is dependent upon operating results relative to the cost of the incremental debt. For further discussion, see Cash Flows below and Note 2 to the Delhi Group Financial Statements.

Outlook
-------
     The Delhi Group's operating results for gas sales are affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The levels of gas sales margin for future periods are difficult to project because of fluctuations in customer demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. The Delhi Group attempts to sell all of the natural gas available on its systems each month.

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

     Since the adoption of Federal Energy Regulatory Commission Order No. 636 in 1992, competition has increased significantly in the domestic gas industry and is expected to continue to increase in the future. On the supply side, gas producers now have easier access to end-user sales markets, which, at times, has resulted in the conversion of their contracts with midstream gathering and distribution companies from sales to transportation agreements. On the sales side, the ability to secure new premium service agreements has become increasingly difficult. However, management believes that its increased focus on core operating areas, an emphasis on sour gas gathering and treating services and its ability to maintain a long-term dedicated reserve base and to provide reliable sales services will enable the Delhi Group to remain a competitive entity in the markets that it serves.

     The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. The levels of gas processing margin for future periods are difficult to project due to fluctuations in the price and demand for NGLs and the volatility of natural gas prices (feedstock costs). However, management can reduce the volume of NGLs extracted and sold during periods of unfavorable economics by curtailing the extraction of certain NGLs.

Cash Flows
----------
     Net cash used in operating activities was $7.8 million in the first nine months of 1995, compared with net cash provided from operating activities of $29.4 million in the first nine months of 1994. Cash flows in 1995 included a $4.4 million payment, representing the Delhi Group's share of the amortized discount on USX's zero coupon bond debentures which were extinguished in the third quarter (see USX Consolidated Management's Discussion and Analysis of Cash Flows for further details). Excluding this item, operating cash flows in the first nine months of 1995 declined $32.8 million from the comparable period in 1994. The decrease was mainly due to unfavorable changes in working capital, a decrease in cash realized from the sale of receivables, due primarily to the renegotiation of the accounts receivable sales agreement in the second quarter of 1995, and an increase in taxes paid.

     Cash from the disposal of assets was $12.7 million in the first nine months of 1995, compared with $4.1 million in the first nine months of 1994. The 1995 amount primarily reflects the second quarter sale of the Delhi Group's interest in Ozark and the first quarter sales of nonstrategic properties in Arkansas and Oklahoma, all of which were included in the 1994 asset disposition plan. The 1994 amount was mainly comprised of proceeds from the sale of nonstrategic assets in Louisiana. In the first nine months of 1995, the Delhi Group also received a partnership distribution of $3.0 million resulting from the Ozark sale, which is reflected in All other items - net of investing activities.

     Financial obligations increased by $79.2 million in the first nine months of 1995, mainly reflecting the $58.2 million increase in attributed USX debt associated with the second quarter elimination of the Marathon Group's Retained Interest, along

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

with net cash used in operating and investing activities. The aforementioned $58.2 million increase in debt is offset by a corresponding decrease in equity, as recorded in Elimination of Marathon Group Retained Interest. All financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

     Preferred stock repurchased of $2.5 million represents the Delhi Group's portion of USX's Adjustable Rate Cumulative Preferred Stock, which was redeemed on September 29, 1995. For additional details, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

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

Capital Expenditures
--------------------
     Delhi Group capital expenditures for property, plant and equipment in the third quarter and first nine months of 1995 were $12.2 million and $24.9 million, respectively, compared with $7.8 million and $21.7 million, respectively, for the corresponding periods in 1994. Third quarter 1995 expenditures were primarily related to major expansion projects, systems and plant improvements and new well connections.

     In September, the USX Board of Directors increased the Delhi Group's 1995 capital authorization budget from $38 million to $90 million. At the present time, 1995 capital expenditures are expected to total approximately $50 million, compared with total 1994 capital expenditures of $32.1 million. For the remainder of 1995, the Delhi Group will continue to focus on expenditures to add new dedicated gas reserves, expand existing facilities and acquire new facilities as opportunities arise in its core operating areas. Contract commitments for capital expenditures were $3.7 million at September 30, 1995.

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

Accounting Standard
-------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This standard must be adopted no later than the 1996 reporting year, but can be adopted early. Based on results of the Delhi Group's review of its assets completed in October 1995, no SFAS No. 121 impairments are expected.

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------
                                 ($ in Millions)


                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  -------------
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----

GROSS MARGIN

 Gas Sales and Trading Margin                     $8.1   $13.6   $38.0   $52.6
 Transportation Margin                             3.2     3.3     8.5     9.0
                                                ------  ------  ------   ------
 Systems and Trading Margin                       11.3    16.9    46.5    61.6
 Gas Processing Margin                             6.7     5.1    19.8     8.4
                                                ------  ------  ------   ------
    Total Gross Margin                           $18.0   $22.0   $66.3   $70.0

OPERATING INCOME (LOSS)                          $(2.0)   $1.8   $12.0  $(41.7)


CAPITAL EXPENDITURES                             $12.2    $7.8   $24.9   $21.7


OPERATING STATISTICS

Natural Gas Volumes (a)
 Natural Gas Sales                               531.1   600.4   564.3   625.8
 Transportation                                  316.3   288.6   288.7   275.6
                                               ------- ------- -------  -------
    Systems Throughput                           847.4   889.0   853.0   901.4
 Trading Sales                                   474.6   117.4   336.4    76.6
 Partnership - equity share (b)                      -    18.6     6.9    20.8
                                               ------- ------- -------  -------
    Total Sales Volumes                        1,322.0 1,025.0 1,196.3   998.8

Natural Gas Liquids Sales (c)                    767.8   800.4   800.5   745.1

------------

  (a) Millions of cubic feet per day
  (b) Related to an investment which was sold in the second quarter of 1995
  (c) Thousands of gallons per day

Part II - Other Information:
----------------------------

Item 1. LEGAL PROCEEDINGS

   USX-U. S. Steel Group

   (a) Fairfield Works

      The U.S. Department of Justice has informed the U. S. Steel Group of its intent to file an action for alleged hazardous waste violations at USX's Fairfield Works in Birmingham, Alabama. The alleged violations pertain to the handling and disposal of residual tar and coke by-product materials associated with the dismantling and demolition of Fairfield's coke plant, the handling of spent varnishes from its pipe facility, and the disposal of such varnishes in an on-site landfill. U. S. Steel Group continues to meet with the Department of Justice to resolve the matter without litigation.

   (b) Gary Works

      On September 25, 1995, USX received a letter from the U.S. Environmental Protection Agency (USEPA) stating that it was assessing a penalty of $285,000 for alleged violations of the Emergency Planning and Community Right-to-Know Act at the Gary Works for the years 1991 through 1993. It is alleged that Gary Works failed to report usage of antimony, calcium cyanamide, molybdenum trioxide, phosphoric acid and sulfuric acid in these years. USX is discussing this matter with the USEPA in an attempt to reach a resolution.

   (c) Clairton Works

      The USEPA is proposing to redesignate an area which includes the U. S. Steel Group's Clairton Works from moderate nonattainment to serious nonattainment for PM-10 (particulate matter less than 10 micrometers) under the Clean Air Act. If an area is designated as serious nonattainment, industries in the area may be required to install the best available control methodology. If the area is redesignated to serious nonattainment, it is not presently known what, if any, additional pollution control equipment may be required at Clairton Works. It is possible that the cost to Clairton Works to install additional required control equipment could be as high as $100 million. The U. S. Steel Group does not believe that the redesignation is appropriate and is preparing comments on the proposed rule. The U. S. Steel Group also expects that comments in opposition to the proposed redesignation will be submitted by other affected businesses, Allegheny County, and local government units.

   (d) Reference is made to the Forms 10-Q for the periods ended March 31 and June 30, 1995, for a discussion of the Pickering litigation, which was settled in the second quarter of 1995.

----------------------------

Item 1. LEGAL PROCEEDINGS (Continued)

   USX-Marathon Group

   (a) Robinson Refinery

      In September 1995, the Marathon Group was informed that the USEPA had referred two Notices of Violations ("NOVs") under the Clean Air Act to the U.S. Department of Justice for possible enforcement. The NOVs, which pertain to a boiler at the Marathon Group's Robinson Refinery, arise from alleged noncompliance with the State's opacity, particulate and carbon monoxide ("CO") air emission standards, and the operation of that unit without a permit. The Marathon Group contends that it is currently in compliance with the opacity, particulate and CO air emission standards, and that it operated the facility with a permit.

      The Illinois State Attorney General's ("AG") Office is challenging the integrity of the sewer system at the Marathon Group's Robinson, Illinois Refinery based, in part, on a release to the sewer that occurred in April 1993, and has recommended a civil penalty of $228,000. In October 1995, the Marathon Group notified the AG's Office that a compatibility study of the sewer system has been performed indicating that the system is compatible for the types of material which are discharged into it. This study was done in connection with a commitment the Marathon Group has made in its draft of the sewer inspection and repair program that also has been submitted to the AG's office.

Item 2. CHANGES IN SECURITIES

     Adjustable Rate Cumulative Preferred Stock

      On September 29, 1995, USX redeemed, at $50 per share, all issued and outstanding shares of its Adjustable Rate Cumulative Preferred Stock. Upon redemption, all such shares shall have the status of authorized but unissued shares of Preferred Stock without designation as to series.

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

                                                (In millions)
                                        ------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1995    1994    1995     1994
                                                 ----    ----    ----     ----
INCOME DATA:
Net sales                                       $3,475  $3,480 $10,302   $9,297
Operating income                                   179     125     652      521
Income before extraordinary loss                    78      97     235      277
Net income                                          75      97     232      277


                                                         (In millions)
                                               -------------------------
                                                   September 30 December 31
                                                       1995           1994
                                                   ------------ -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $2,429        $2,340
Noncurrent assets                                      8,731         8,974
                                                      ------        ------
Total assets                                         $11,160       $11,314
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,562        $1,591
Noncurrent liabilities                                 7,967         8,324
Stockholder's equity                                   1,631         1,399
                                                     -------       -------

Total liabilities and stockholder's equity           $11,160       $11,314
                                                     =======       =======

----------------------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               12.1 Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Stock Dividends

               12.2 Computation of Ratio of Earnings to Fixed Charges

               27.  Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               Form 8-K dated July 18, 1995, reporting under Items 5 and 7 (Other Events and Financial Statements, Pro Forma Financial Information and Exhibits, respectively) the unaudited financial results of operations for the three month and six month periods ending June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.


      USX CORPORATION



By /s/ Lewis B. Jones
   ------------------
        Lewis B. Jones
       Vice President &
         Comptroller













November 9, 1995