Form 10-K
period 1995-12-31
USX CORP
filed 1996-03-06
CIK 101778

                                  FORM 10-K                               1995

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM __________ TO __________
                        COMMISSION FILE NUMBER 1-5153

                               USX CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                      25-0996816
(State of Incorporation)                (I.R.S. Employer Identification No.)

                  600 GRANT STREET, PITTSBURGH, PA  15219-4776
                    (Address of principal executive offices)

                            TEL. NO. (412) 433-1121
         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:*

==================================================================================================================
                                       Title of Each Class
------------------------------------------------------------------------------------------------------------------
  USX-Marathon Group                                   Zero Coupon Convertible Senior Debentures
    Common Stock, par value $1.00                        Due 2005
  USX-U. S. Steel Group                                7% Convertible Subordinated Debentures Due 2017
    Common Stock, par value $1.00                      5-3/4% Convertible Subordinated Debentures
  USX-Delhi Group Common Stock, par value $1.00          Due 2001
  6.50% Cumulative Convertible Preferred               4-5/8% Subordinated Debentures Due 1996
    (Liquidation Preference $50.00 per share)          8-7/8% Notes Due 1997
                                                       8-3/4% Cumulative Monthly Income Preferred Shares,
                                                         Series A (Liquidation Preference $25 per share)**
------------------------------------------------------------------------------------------------------------------
     Obligations of Marathon Oil Company, a wholly owned subsidiary of the registrant***
------------------------------------------------------------------------------------------------------------------
  8-1/2% Sinking Fund Debentures Due 2006              9-3/4% Guaranteed Notes Due 1999
                                                       7% Guaranteed Notes Due 2002
==================================================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  X   No
                                                 ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by non-affiliates as of February 29, 1996: $8.1 billion. The amount shown is based on the closing prices of the registrant's Common Stocks on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 287,399,738 shares of USX-Marathon Group Common Stock, 83,214,496 shares of USX-U. S. Steel Group Common Stock and 9,446,769 shares of USX-Delhi Group Common Stock outstanding as of February 29, 1996.

Documents Incorporated By Reference:
        Proxy Statements dated April 13, 1992 and March 8, 1996 for the 1992 and 1996 Annual Meetings of Stockholders.

-------------
  * These securities are listed on the New York Stock Exchange. In addition, the Common Stocks are listed on The Chicago Stock Exchange and the Pacific Stock Exchange.
 ** Issued by USX Capital LLC, a wholly owned subsidiary of the registrant. *** All of the listed obligations of Marathon Oil Company have been guaranteed by the registrant.

                                     INDEX

PART I
          NOTE ON PRESENTATION.............................................   2

  Item 1. BUSINESS
              USX CORPORATION..............................................   3
              MARATHON GROUP...............................................   4
              U. S. STEEL GROUP............................................  25
              DELHI GROUP..................................................  36
  Item 2. PROPERTIES.......................................................  47
  Item 3. LEGAL PROCEEDINGS
              MARATHON GROUP...............................................  47
              U. S. STEEL GROUP............................................  49
              DELHI GROUP..................................................  55
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  55

PART II

  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS............................................  56
  Item 6. SELECTED FINANCIAL DATA
              USX CONSOLIDATED.............................................  58
              MARATHON GROUP...............................................  60
              U. S. STEEL GROUP............................................  61
              DELHI GROUP..................................................  62
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
              USX CONSOLIDATED.............................................U-38
              MARATHON GROUP...............................................M-24
              U. S. STEEL GROUP............................................S-24
              DELHI GROUP..................................................D-20
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              USX CONSOLIDATED............................................. U-1
              MARATHON GROUP............................................... M-1
              U. S. STEEL GROUP............................................ S-1
              DELHI GROUP.................................................. D-1
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................  63

PART III

  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  65
  Item 11. MANAGEMENT REMUNERATION.........................................  66
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................  66
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  66

PART IV

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.....................................................67

SIGNATURES...................................................................70

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

        The total number of active USX Headquarters employees not assigned to a specific group at year-end was 276 in 1995 and in 1994, and 292 in 1993.

Below is a three-year summary of financial highlights for the groups.

                                           OPERATING
                                            INCOME      ASSETS
                               SALES      (LOSS)(a)  (AT YEAR-END)
   (MILLIONS)                  -----      ---------  -------------
   Marathon Group
        1995 ................ $13,871       $ 105       $10,109
        1994 ................  12,757         584        10,951
        1993 ................  11,962         169        10,822

   U. S. Steel Group
        1995 ................ $ 6,456       $ 481       $ 6,521
        1994 ................   6,066         313         6,480
        1993 ................   5,612        (149)        6,629

   Delhi Group
        1995 ................ $   654       $  18       $   624
        1994 ................     567         (36)          521
        1993 ................     535          36           583

------------
(a) Included the following: a charge of $342 million related to the Lower Lake Erie Iron Ore Antitrust Litigation against a former USX subsidiary, the Bessemer & Lake Erie Railroad ("B&LE"), for the U. S. Steel Group in 1993; restructuring charges of $42 million for the U. S. Steel Group in 1993; restructuring charges (credits) of $(6) million and $37 million for the Delhi Group in 1995 and 1994, respectively; inventory market valuation charges (credits) for the Marathon Group of $(70) million, $(160) million and $241 million in 1995, 1994 and 1993, respectively; and in 1995, impairment of long-lived assets charges of $659 million for the Marathon Group and $16 million for the U. S. Steel Group.

MARATHON GROUP

        The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products.
Marathon Group sales as a percentage of USX consolidated sales were 66% in each of 1995, 1994 and 1993.

        The following table summarizes Marathon Group sales for each of the last three years:

  Sales
  (Millions)                                      1995      1994      1993
                                                  ----      ----      ----
  Refined Products and Merchandise ............ $ 7,068     $ 6,491     $ 6,561
  Crude Oil and Condensate ....................     811         746         567
  Natural Gas .................................     950         670         607
  Natural Gas Liquids .........................      70          54          60
  Transportation and Other ....................     197         183         222
                                                -------     -------     -------
  Subtotal .................................... $ 9,096     $ 8,144     $ 8,017
  Matching Buy/Sell Transactions (a) ..........   2,067       2,071       2,018
  Excise Taxes (a) ............................   2,708       2,542       1,927
                                                -------     -------     -------
    Total Sales ............................... $13,871     $12,757     $11,962
                                                =======     =======     =======

-------------
(a) Included in both sales and operating costs, resulting in no effect on income.

        For financial information about industry segments, see Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements
- 8. Operations and Segment Information - Industry Segment.

        The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Based on worldwide liquid hydrocarbon and natural gas production for 1994, the most recent year for which such information has been compiled by Oil & Gas Journal, Marathon ranked 13th among U.S. based petroleum corporations.
Marathon believes it has approximately 30 primary U.S. based exploration and production competitors, and a much larger number worldwide. Marathon must also compete with these and many other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based on the U. S. Department of Energy's Petroleum Supply Annual for 1994, which is the most recent year for which such information is available, Marathon ranked ninth among U. S. petroleum corporations on the basis of crude oil refining capacity. In addition, based on 1994 data published by National Petroleum News, Marathon ranked ninth in refined product sales volumes. Marathon competes in three distinct markets for the sale of refined products in the Midwest and Southeast, and believes that its primary competitors in these markets include 48 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; ten refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and nearly 700 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through its retail outlets.

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

        The following table sets forth the number of active Marathon Group employees at year-end for each of the last three years:

NUMBER OF ACTIVE EMPLOYEES AT YEAR-END

                                                 1995        1994        1993
                                                 ----        ----        ----
Marathon Group                                  20,510      20,711      21,914
Emro Marketing Company (included in above)      12,267      11,972      11,862

        The reduction in the total number of employees between 1993 and 1995 primarily reflected implementation of work force reduction programs, the sale of the stock of a contract drilling subsidiary, the sale of the assets of a retail propane marketing subsidiary, the sale of the assets of a convenience store distribution warehouse facility and the closing of a lubricants and accessory supply facility. These factors were partially offset by employee additions at Emro Marketing Company, primarily part-time employees at recently acquired retail marketing outlets.

        Certain Marathon hourly employees at two of its four operating refineries and various other locations are represented by labor unions.
Certain hourly employees at the Texas City refinery are represented by the Oil, Chemical and Atomic Workers Union ("OCAW") under a labor agreement which expires on March 31, 1996. During February 1996, OCAW reached a "pattern" settlement with the oil industry on national issues such as wages and benefits. During March, Marathon expects to begin negotiations with OCAW on local issues relating to the Texas City refinery agreement. Certain hourly employees at the Detroit refinery are represented by the International Brotherhood of Teamsters under a labor agreement which expires on February 1, 2000.

OIL AND NATURAL GAS EXPLORATION AND DEVELOPMENT

        Marathon is currently conducting exploration and development activities in 15 countries, including the United States. Principal exploration activities are in the United States, the United Kingdom, Egypt, Ireland, Gabon, Tunisia, the Netherlands and Indonesia. Principal development activities are in the United States, the United Kingdom, Ireland, Egypt, and the Netherlands. Marathon is also pursuing potential long-term development opportunities in Russia and Syria.

        Exploration activities during 1995 resulted in discoveries in Egypt, Gabon, Ireland and the United States (both onshore and in the Gulf of Mexico).

        The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share as the context requires):

NET PRODUCTIVE AND DRY WELLS COMPLETED (a)

                                    1995           1994           1993
                                    ----           ----           ----
Development (b)                PROD.    DRY   PROD.    DRY   PROD.    DRY
                               -----    ---   -----    ---   -----    ---
    United States ............. 159      3     139      9     104      2
    Europe ....................   2      1       3      -       1      -
    Middle East and Africa ....   1      -       -      -       2      -
    Other International .......   3      -       -      -       -      -
                                ---     --     ---     --     ---     --
TOTAL ......................... 165      4     142      9     107      2
                                ===     ==     ===     ==     ===     ==

Exploratory
    United States .............  11     12      13     11      11     12
    Europe ....................   -      4       2      1       1      1
    Middle East and Africa ....   -      3       -      3       1      1
    Other International .......   2      2       -      1       -      4
                                ---     --     ---     --     ---     --
TOTAL .........................  13     21      15     16      13     18
                                ===     ==     ===     ==     ===     ==

-------------
(a) Includes the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.
(b) Indicates wells drilled in the proved area of an oil or gas reservoir.

United States

        In the United States during 1995, Marathon completed 31 gross wildcat and delineation ("exploratory") wells (23 net wells). Marathon drilled to total depth 36 gross (24 net) exploratory wells of which 23 gross (14 net) wells encountered hydrocarbons. Of these 23 wells, 8 gross (4 net) wells were temporarily suspended, and will be reported in the Net Productive and Dry Wells Completed table when completed. Principal domestic exploration and development activities were in the U. S. Gulf of Mexico and the states of Texas, Wyoming, Oklahoma, New Mexico and Louisiana.

        Exploration expenditures during the three-year period ended December 31, 1995, totaled $308 million in the United States, of which $100 million was incurred in 1995. Development expenditures during the three-year period ended December 31, 1995, totaled $732 million in the United States, of which $223 million was incurred in 1995.

        Marathon's exploration and development activities have been aided by recent advances in technology, including improved three-dimensional seismic data processing techniques, that help identify exploration and development opportunities in areas such as the Gulf of Mexico and the Cotton Valley formation in East Texas. The following is a summary of recent, significant exploration and development activity in the United States including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

        Gulf of Mexico-Marathon considers the Gulf of Mexico a core area in its domestic growth strategy, and has committed significant resources towards exploitation of available opportunities.

        During 1995, Marathon completed development activities at its Ewing Bank 873 Field with the drilling of four production and two injection wells. Production from the Ewing Bank 873 Platform A ("Ewing Bank Platform") reached 27,000 net barrels per day ("bpd") and 19 net million cubic feet per day ("mmcfd") in 1995. Marathon considers the Ewing Bank Platform to be an important deep water facility and plans to test three prospects in the immediate vicinity during 1996. Marathon is the operator and holds a 66.7% working interest in Blocks 873 and 874.

        During the second quarter of 1995, Marathon completed fabrication of and commenced production from Platform D, located in South Pass Block 87 of the South Pass Block 89 Field. Production averaged 2,000 net bpd and 10.8 net mmcfd during the last eight months of 1995, and reached rates of 2,600 net bpd and 17.4 net mmcfd during 1995. This includes volumes produced through Platform D facilities from reservoirs on the adjacent South Pass 88 and West Delta 128 blocks. Marathon operates the development and holds a 33.3% working interest in Block 87 and 50% working interests in South Pass 88 and West Delta 128.

        In 1994, Marathon and its co-venturers drilled the Green Canyon 244 wildcat discovery well which encountered over 350 feet of net oil and gas pay in 2,800 feet of water, offshore Louisiana. Appraisal activity began in 1994 and continued into 1995 with two successful delineation wells in Blocks 200 and
245. The wells established estimated reserves of 200 million gross barrels of oil equivalent. The plan of development ("POD") for the field calls for subsea well completions with production tied back to a co-venturer's existing platform production facilities. Production is scheduled to begin in late 1997. Marathon holds a 33.3% working interest in this four-block unit.

        In 1995, Marathon and a co-venturer drilled an oil and gas wildcat discovery well on Viosca Knoll Block 786, 120 miles south of Mobile, Alabama in 1,750 feet of water. A production test of the well confirmed the commerciality of the field. Development plans are underway, with first production tentatively scheduled in 1998. Marathon holds a 50% working interest in Block
786. Exploration drilling of an additional prospect in this area is planned for 1996.

        Texas-In the Cotton Valley Formation in east Texas, application of three-dimensional seismic technology has led to five natural gas discoveries to date. Four exploratory wildcat wells were drilled during 1995, including the Riley Trust No. 1 and Brounkowski No. 1 discovery wells. Marathon holds working interests of 75% and 100%, respectively, in these wells. Marathon has leased over 40,000 acres in this area and has a large inventory of prospects to drill. Six exploratory wildcat wells are planned for 1996.

        New Mexico-Production in the 30-year old Indian Basin Field increased by 2,700 net bpd and 20 net mmcfd in 1995 from 1994 as a result of an acquisition and new development drilling. Marathon owns an 84% working interest in new development activities in this field.

        Contract Drilling-The stock of FWA Drilling Company, Inc. was sold during 1995.

International

        Outside the United States during 1995, Marathon completed 17 gross exploratory wells (11 net wells). Marathon drilled to total depth 20 gross (14 net) exploratory wells in nine countries. Of these 20 wells, 9 gross (6 net) wells encountered hydrocarbons, one each in the United Kingdom, Ireland, Gabon and Tunisia, two in Egypt and three in the Kakap Block in Indonesia. These 9 wells were temporarily suspended, pending completion. In February 1996, Marathon entered into an agreement to sell its interests in the Kakap Block.

        Marathon's expenditures for international oil and natural gas exploration activities during the three-year period ended December 31, 1995, totaled $258 million, of which $94 million was incurred in 1995. Marathon's international development expenditures during the three-year period ended December 31, 1995, totaled $546 million, of which $81 million was incurred in 1995.

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

        Development of the Beinn Field continued in 1995 with the drilling of a fourth development well. A fifth development well is planned for 1996.
Further drilling is contingent upon the results of this well. Marathon owns a 41.6% revenue interest in this field.

        East Brae development continued through 1995 with the drilling and completion of seven development wells. One additional development well was being drilled at year end. See "Oil and Natural Gas Production - International
- North Sea" for a description of Brae production operations.

        During 1995, the 1985 Braemar gas condensate exploratory discovery well was re-entered, and a deeper hydrocarbon interval within the Upper Jurassic Brae formation was encountered. Following tests of both intervals, the well was suspended for possible future use as a development well. A three-dimensional seismic survey was conducted in 1995 to further evaluate development potential. Marathon is the operator and owns a 26% revenue interest in this well.

        During 1995, Marathon drilled two U.K. wildcat wells - 41/10-1 in the southern area of the North Sea and 106/18-1 in the St. George's Channel, near the U.K./Irish offshore boundary. The wells were completed (plugged and abandoned) in 1995. Marathon has a 60% interest in each of these blocks.

        Isle of Man-In 1995, Marathon was awarded a license to explore for hydrocarbons on Isle of Man block 112/29 and is negotiating for rights to explore an adjacent block. An exploratory wildcat well is planned for 1996.

        Egypt-During 1995, Marathon successfully tested one exploratory well and one delineation well in the Gebel El Zeit concession, located in the southern Gulf of Suez. The wells were directionally drilled from onshore surface locations to offshore targeted locations. Both wells were completed and production began in January 1996 from the Ras El Ush Field. Production from these wells is expected to average approximately 700 net bpd. Three wells are planned for 1996 to evaluate additional exploration prospects in this area. The planned 1996 wells, like those drilled in 1995, are near existing production facilities, and can be brought on production rapidly. In late 1995, Marathon drilled the Basarta exploratory well on the El Manzala concession.
The well was completed (plugged and abandoned) in January 1996. Marathon holds 100% working interests in the Gebel El Zeit and El Manzala concessions.

        Gabon-In 1995, the Tchatamba Marine No. 1 exploratory wildcat well discovered oil in the Kowe permit in 151 feet of water, 18 miles offshore Gabon. Additional seismic work is planned to further evaluate this permit, and a delineation well is scheduled for the third quarter of 1996. Marathon holds a 75% working interest in this block, which is located approximately 100 miles southeast of Port Gentil.

        Tunisia-In November 1995, Marathon was advised by the Tunisian Government that an offer for the rights to explore approximately 470,000 acres in the Jenein area of Southern Tunisia had been accepted. Formal ratification of this permit is expected in the first half of 1996. Marathon will hold a 100% exploration working interest in the permit. Marathon's working interest in any subsequent development would be reduced by a percentage participation by the National Tunisian Oil Company ("ETAP").

        Results from a 1995 delineation well drilled on the Zarat Permit in the Gulf of Gabes in Southern Tunisia were similar to those detected by a 1992 discovery well. The well was suspended and a POD providing for a multiple-phase development of this field was submitted to Tunisian authorities. In January

1996, Marathon entered into a definitive agreement to sell its 66.7% exploration working interest on this permit.

        Netherlands-Marathon, through its 50% equity interest in CLAM Petroleum Company ("CLAM"), drilled one exploratory well (a dry well) and three development wells in the Netherlands North Sea. Three new fields began producing during the second half of 1995. Five development wells and one exploratory well are planned for 1996.

        Indonesia-In February 1996, Marathon entered into an agreement to sell Marathon Petroleum Indonesia, Ltd. ("MPIL"), which owns a 37.5% interest in the Kakap production sharing contract encompassing the Kakap Block in the Natuna Sea, offshore Indonesia. Marathon will retain exploration interests in other areas of Indonesia, with one exploratory well planned for 1996.

        Ireland-During 1995, Marathon completed testing an exploratory delineation well 48/25-3, located 4.5 miles southwest of the Kinsale Head Facilities in the Celtic Sea, confirming the presence of a natural gas accumulation. The well was temporarily suspended and a subsea development for a tie-back of the well to existing facilities is planned. Marathon holds a 100% working interest in this well.

        Marathon also drilled three wells associated with a seven-well exploratory drilling program required by a 1991 agreement between Marathon and the Irish Government. None of the six wells drilled to date encountered commercial quantities of hydrocarbons. Preparatory work is underway for a seventh and final well planned for 1997. In the first quarter of 1995, Marathon was awarded a license covering a total of approximately 450,000 acres in seven blocks in the Porcupine Basin off the west coast of Ireland. Marathon holds a 33.3% working interest in this license.

        Russia-The Marathon Group has a 30% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy") an incorporated joint venture company responsible for overall management of the Sakhalin II Project. The Sakhalin II Production Sharing Contract ("PSC") was signed in June 1994 for development of the Piltun-Astokhskoye ("PA") oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. During December 1995, the Russian State Duma (lower house of Parliament) and the Federation Council (upper house of parliament) approved an amended version of a Production Sharing Agreement Law. It was formally signed by Russian President Yeltsin on December 30, 1995. Adoption of the Production Sharing Agreement Law was a significant step toward stabilization of the PSC. However, other Russian laws and normative acts ("regulations") at the Federation and local levels need to be brought into compliance with the Production Sharing Agreement Law. Additional appraisal period activities include the finalizing of development plans. According to estimates by Russian experts, the PA and Lunskoye fields contain combined proven reserves of 750 million barrels of oil and condensate and 14 trillion cubic feet ("tcf") of natural gas.

        Syria-Marathon is awaiting approval of a revised POD submitted to the Syria Petroleum Company in July 1995, for the development of Marathon's gas reserves in the Palmyra Block. Negotiation of a gas sales agreement would be required following approval of the POD.

        China-During 1995, Marathon drilled the Kaiping 6-1-1 wildcat well in Block 27/35 in the South China Sea. The well reached targeted depth and was completed (plugged and abandoned). Marathon relinquished its 75% working interest in this block as of February 29, 1996.

        Bolivia-During 1995, Marathon and a co-venturer drilled the Toledo-1 exploratory wildcat well in the Poopo South block located in the Altiplano Basin, approximately 130 miles south-southeast of the capital city of La Paz. The well was completed (plugged and abandoned). Marathon relinquished its 50% working interest in the Poopo North and Poopo South blocks as of January 1996.

        Argentina-During 1995, Marathon drilled the Rio Desaguadero #1 well in the Rio Desaguadero block, located approximately 500 miles west of Buenos Aires. The well was completed (plugged and abandoned). Marathon relinquished its 100% working interest in this block as of December 1995.

        The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage held as of December 31, 1995:

GROSS AND NET ACREAGE

                                                                                             DEVELOPED &
                                    DEVELOPED                  UNDEVELOPED                   UNDEVELOPED
                                    ---------                  -----------                   -----------
                               GROSS        NET            GROSS         NET             GROSS         NET
(THOUSANDS OF ACRES)           -----        ---            -----         ---             -----         ---
United States ................ 2,655       1,026            2,381        1,404            5,036        2,430
Europe .......................   377         263            2,079        1,289            2,456        1,552
Middle East and Africa .......   127          39           45,317       15,921           45,444       15,960
Other International ..........   401         150           11,037        5,048           11,438        5,198
                               -----       -----           ------       ------           ------       ------
TOTAL ........................ 3,560       1,478           60,814       23,662           64,374       25,140
                               =====       =====           ======       ======           ======       ======

Reserves

        The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years. Reports have been filed with the U. S. Department of Energy ("DOE") for the years 1994 and 1993 disclosing the year-end estimated oil and gas reserves. A similar report will be filed for 1995. The year-end estimates reported to the DOE are the same as the estimates reported herein. For additional information regarding oil and gas reserves, see "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves."

ESTIMATED QUANTITIES OF NET PROVED OIL AND GAS RESERVES AT DECEMBER 31

                                                     DEVELOPED                 DEVELOPED & UNDEVELOPED
                                             ------------------------          ------------------------
                                             1995      1994      1993          1995      1994      1993
(MILLIONS OF BARRELS)                        ----      ----      ----          ----      ----      ----
Crude Oil, Condensate and
Natural Gas Liquids
  United States ............................   470       493       494           558       553       573
  Europe ...................................   182       202       221           183       211       230
  Middle East and Africa ...................    12        16        22            12        16        22
Other International ........................     9         6         7            11        15        17
                                             -----     -----     -----         -----     -----     -----
TOTAL ......................................   673       717       744           764       795       842
                                             =====     =====     =====         =====     =====     =====

(BILLIONS OF CUBIC FEET)
Natural Gas
  United States ............................ 1,517     1,442     1,391         2,210     2,127     2,044
  Europe ................................... 1,300     1,436     1,566         1,344     1,484     1,619
  Middle East and Africa ...................    35        41        58            35        43        60
  Other International ......................     -         -        25             -         -        25
                                             -----     -----     -----         -----     -----     -----
    Total Consolidated ..................... 2,852     2,919     3,040         3,589     3,654     3,748
  Equity Share in CLAM (a) .................   105       104        95           131       153       153
                                             -----     -----     -----         -----     -----     -----
TOTAL ...................................... 2,957     3,023     3,135         3,720     3,807     3,901
                                             =====     =====     =====         =====     =====     =====

-------------
(a) For a description of CLAM, see "Oil and Natural Gas Production - International - North Sea."

        At December 31, 1995, the Marathon Group's estimated quantities of combined net proved liquid hydrocarbons and natural gas reserves totaled 1.4 billion barrels of oil equivalent, of which 84% were proved developed reserves and 16% were proved undeveloped reserves. (Natural gas reserves are converted to barrels of oil equivalent using a conversion factor of six thousand cubic feet ("mcf") of natural gas to one barrel of oil.)

OIL AND NATURAL GAS PRODUCTION

        The following tables set forth daily average net production of crude oil, condensate and natural gas liquids, and natural gas by geographic area for each of the last three years:

NET CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS PRODUCTION

(THOUSANDS OF BARRELS PER DAY)                     1995        1994        1993
                                                   ----        ----        ----
United States (a) ................................   132         110       111
International (b) - Europe .......................    56          48        26
                  - Middle East and Africa .......     7          10        16
                  - Indonesia (c) ................    10           4         3
                                                   -----       -----       ---
                  Total International ............    73          62        45
                                                   -----       -----       ---
TOTAL ............................................   205         172       156
                                                   =====       =====       ===

NET NATURAL GAS PRODUCTION (d)
(MILLIONS OF CUBIC FEET PER DAY)
United States (a) ................................   634         574       529
International (e) - Europe .......................   448         382       356
                  - Middle East and Africa .......    15          18        17
                                                   -----       -----       ---
                  Total International ............   463         400       373
                                                   -----       -----       ---
                  Total Consolidated ............. 1,097         974       902
Equity Share in CLAM (f) .........................    44          40        35
                                                   -----       -----       ---
TOTAL ............................................ 1,141       1,014       937
                                                   =====       =====       ===

-------------
(a) Amounts reflect production from leasehold and plant ownership, after interest of others and after royalties.
(b) Amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(c) Amounts reflect production from the Kakap Block; in February 1996,
    Marathon entered into an agreement to sell its interests in this Block.
(d) Amounts reflect sales of equity production and exclude volumes purchased from third parties for resale.
(e) Amounts reflect production before royalties.
(f) For a description of CLAM, see "International - North Sea."

        At year-end 1995, Marathon was producing crude oil and/or natural gas in eight countries, including the United States. Marathon's worldwide liquid hydrocarbon production averaged 204,500 net bpd in 1995, up 32,100 bpd, or 19%, from 1994, due mainly to a full year of production from the Ewing Bank 873 Field in the Gulf of Mexico, increased production from the U.K. North Sea, and new production from the Kakap Block in Indonesia. Marathon's worldwide liquid hydrocarbon production is expected to average approximately 190,000 net bpd in 1996, an estimated decline of 8% from 1995, mainly reflecting disposition of the Illinois Basin properties (sold in late 1995) and the Kakap Block in Indonesia (projected for sale in early 1996).

        Marathon's worldwide sales of equity natural gas production, including Marathon's equity share of CLAM's production, averaged over 1.1 billion cubic feet ("bcf") per day in 1995, up 13% from 1994.

Average sales of equity natural gas production in the U.S. increased by 60 net mmcfd, or 10%, in 1995 and is expected to increase further in 1996 as a result of successful drilling programs. Average sales of equity natural gas production outside the U.S. increased by 67 net mmcfd, or 15%, primarily due to a full-year effect of Brae-area gas sales which began in October 1994. In addition to sales of 507 net mmcfd of international equity natural gas production, Marathon sold 35 net mmcfd of natural gas acquired for injection and resale during 1995.

United States

        Approximately 64% of Marathon's 1995 worldwide liquid hydrocarbon production and equity liftings and 56% of worldwide natural gas production were from domestic operations. The principal domestic producing areas are located in Texas, Wyoming, the U.S. Gulf of Mexico and Alaska. Marathon's ongoing domestic growth strategy is to apply its technical expertise in fields with undeveloped potential, and to dispose of interests in non-core properties with limited upside potential and high production costs.

        Marathon continues to apply enhanced recovery and reservoir management programs and cost containment efforts to maximize liquid hydrocarbon recovery and profitability in mature fields such as the Yates Field in Texas and the Oregon Basin Field in Wyoming. Enhanced recovery efforts for the Yates Field include an ongoing feasibility study of thermal recovery techniques.

        Texas-Marathon owns a 49.6% working interest in, and is the operator of, the Yates Field Unit, one of the largest fields in the United States. Marathon's 24,600 net bpd of 1995 liquid hydrocarbon production from the Yates Field and Gas Plant accounted for 19% of Marathon's total U.S. liquids production. The field's average annual production increased by 5% in 1995, and by 7% in 1994 compared with a decline of 3% in 1993.

        Wyoming-Production for 1995 averaged 24,600 net bpd, representing 19% of Marathon's total U.S. liquid hydrocarbon production. Production in 1994 averaged 24,300 net bpd.

        Gulf of Mexico-During 1995, Marathon produced 32,500 net bpd of liquid hydrocarbons and 93 net mmcfd of natural gas in the U.S. Gulf of Mexico. Liquid hydrocarbon production increased by 20,700 net bpd from the prior year and natural gas production increased by 14 net mmcfd, mainly reflecting a full year of production from Ewing Bank 873 and new production from the South Pass 87 D platform. At year-end 1995, Marathon held working interests in 12 fields producing from 30 platforms, 20 of which Marathon operates.

        Alaska-Marathon's production from Alaska averaged 8,800 net bpd of liquid hydrocarbons and 131 net mmcfd of natural gas in 1995, compared with 9,400 net bpd and 123 net mmcfd in 1994. In December 1994, a property exchange and realignment of operations designed to improve performance and efficiencies of Marathon and the other joint-interest owners were completed. Marathon acquired additional working interests in the Beaver Creek, Kenai and Cannery Loop fields and now operates each of these fields. Marathon relinquished working interest in the Swanson River Field and operator status of facilities in the Trading Bay Unit, which includes the Steelhead and Dolly Varden platforms and the onshore Trading Bay Production Facility.

        Illinois-In December 1995, Marathon sold its interests in properties in the Illinois Basin. Production from these mature properties averaged 4,000 net bpd in 1995. Marathon's refining, marketing and transportation operations in the Illinois area will not be affected by the sale.

International

        Interests in liquid hydrocarbon and/or natural gas production are held in the U.K. North Sea, Ireland, the Norwegian North Sea and Egypt. In addition, Marathon has an interest through an equity affiliate in the Netherlands North Sea. In early 1996, Marathon entered into agreements to sell its interests in the Kakap Block in Indonesia and most of its producing and undeveloped assets in Tunisia. However, Marathon retains exploration interests in each of these countries.

        North Sea-The following table sets forth Marathon's average net liquid hydrocarbon liftings in the Brae area, for each of the last three years:

    BRAE-AREA AVERAGE NET LIQUID HYDROCARBON LIFTINGS

    (NET BARRELS PER DAY)
                                          1995         1994         1993
                                          ----         ----         ----
    East Brae .......................... 32,700       23,400            -
    North Brae ......................... 11,400       13,000       14,100
    South Brae .........................  5,000        4,800        4,200
    Central Brae .......................  4,800        4,700        5,000
                                         ------       ------       ------
    TOTAL .............................. 53,900       45,900       23,300
                                         ======       ======       ======

        East Brae is a gas condensate field and the largest field yet discovered by Marathon in the Brae area. Liquid hydrocarbon production began in late December 1993 and averaged 86,300 gross bpd during 1995. The increase in East Brae production from the prior year was tempered by lower than anticipated reservoir sweep efficiency associated with the gas injection program.

        North Brae is a gas condensate field and continues to be produced using the gas cycling technique. This technique separates natural gas liquids and returns the dry gas to the reservoir for pressure maintenance, increasing the overall liquids recovery. Liftings include production from the previously mentioned Beinn Field, processed by North Brae facilities.

        The South Brae platform serves as a vital link in generating third-party processing and pipeline tariff revenue. Processing of production from the Birch Field began during the third quarter of 1995, marking the first time that third-party production was processed at the Brae facilities in addition to being transported through the pipeline system. To date, production from 11 third-party fields is contracted to the Brae pipeline system. Seven of the fields are currently onstream and the remaining four are scheduled to be brought onstream in 1996 and 1997.

        Central Brae is a multi-well subsea development tied to South Brae facilities.

        Participation in the Scottish Area Gas Evacuation ("SAGE") system provides pipeline transportation for Brae-Area gas. The Brae group owns 50% of SAGE, which has a total wet gas capacity of approximately 1 bcf per day. The other 50% is owned by the Beryl group which operates the system. The 30-inch pipeline connects the Brae, Beryl and Scott Fields to a gas processing terminal at St. Fergus in northeast Scotland. Principal natural gas sales began in October 1994.

        Marathon's total U.K. gas sales from all sources averaged 133 net mmcfd in 1995. Primary sales of Brae-area gas through the SAGE pipeline system began in October 1994 and averaged 124 net mmcfd for the year 1995. Of that total, 89 mmcfd was Brae-area equity gas and 35 mmcfd was gas acquired for injection and subsequent resale.

        Marathon owns an overall 6.1% revenue interest in the V-Fields gas development in the Southern Basin of the U.K. North Sea. Marathon's sales from the V-Fields averaged 5 net mmcfd in 1995, compared with 13 net mmcfd in 1994 and 22 net mmcfd in 1993. The declines in sales primarily reflected reductions in customer demand.

        In the Norwegian North Sea, Marathon holds a 24% working interest in the Heimdal Field with sales of 81 net mmcfd of natural gas and 1,900 net bpd of condensate in 1995. On June 11, 1994,

Marathon issued notice of termination on the two original gas sales agreements for the evacuation of Heimdal gas. Marathon issued notice of termination based upon low gas prices and high pipeline tariffs associated with the original agreements. Negotiations with the original gas buyers and transporters to raise prices and lower tariffs for current and post-June 1996 sales have to date been unsuccessful. The effective date of termination under the original gas sales agreements is June 11, 1996. At that time, unless otherwise agreed, Heimdal gas will be sold to alternative customers. In the fourth quarter of 1995, Marathon wrote off its investment in the Heimdal Field upon adoption of Statement of Financial Accounting Standards No. 121-Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and associated goodwill be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis.

        Marathon's 50% equity interest in CLAM, a natural gas and gas liquids producer in the Netherlands North Sea, provides a 7% entitlement in the production of 21 gas fields which provided sales of 44 net mmcfd of natural gas in 1995.

        Ireland-In June 1995, Marathon completed renegotiation of its natural gas sales agreement covering post-1996 production from the Kinsale Head and Ballycotton Fields in the Irish Celtic Sea. The agreement provides for a higher composite gas price, and accordingly, extends the economic production lives of the fields. Natural gas sales from these maturing fields averaged approximately 300 net mmcfd during each of the last three years and are expected to decrease in succeeding years as a result of natural production declines. Marathon holds a 100% working interest in each of these fields.

        Indonesia-With commencement of production from the KG and KRA Fields during 1995, Marathon's equity liquid hydrocarbon production from the Kakap Block in the Natuna Sea averaged 9,300 net bpd in 1995, compared with 3,500 net bpd in 1994 and 3,400 net bpd in 1993. In February 1996, Marathon entered into an agreement to sell MPIL, which includes its interests in the Kakap Block.

        Tunisia-Marathon holds a 31% interest in the Ezzaouia Field, located 220 miles south of Tunis. Liquid hydrocarbon production from this field averaged 1,400 net bpd, 1,500 net bpd and 2,200 net bpd in 1995, 1994 and 1993
respectively. The decreases primarily reflected natural declines. In July 1995, Marathon shut in its production on the Belli Field located 30 miles southeast of Tunis. Production from this field averaged 300 net bpd in the first six-and-one-half months of 1995 and 1,000 net bpd and 5,900 net bpd in the years 1994 and 1993, respectively. In early 1996, Marathon entered into a definitive agreement to sell most of its producing and undeveloped properties in Tunisia.

        Egypt-Marathon holds interests in four fields in Egypt. During 1995, liquid hydrocarbon production from the Ashrafi Field, in which Marathon holds a 50% working interest, averaged 5,400 net bpd. Natural gas sales and liquid hydrocarbon production from the Nile Delta Concession, in which Marathon holds a 25% interest, averaged 15 net mmcfd and 400 net bpd, respectively. Liquid hydrocarbon production from the Gazwarina Field, in which Marathon holds a 75% working interest, averaged 200 net bpd. Production is expected to increase in 1996 as a result of production from the Ras El Ush Field.

        The following tables set forth productive wells and drilling wells as of December 31, 1995, and average production costs and sales prices per unit of production for each of the last three years:

GROSS AND NET WELLS

                                                 PRODUCTIVE WELLS (a)
                                      -----------------------------------------
                                            OIL                       GAS              DRILLING WELLS (b)
                                      ---------------           ---------------        ------------------
                                      GROSS       NET           GROSS       NET        GROSS          NET
                                      -----       ---           -----       ---        -----          ---
United States                        11,944     4,242           3,860     1,637           73           54
Europe                                   28        12              74        30            2            1
Middle East and Africa                   15         7               9         2            3            2
Other International                      30        11               -         -            1            -
                                     ------     -----           -----     -----           --           --
TOTAL                                12,017     4,272           3,943     1,669           79           57
                                     ======     =====           =====     =====           ==           ==

----------
(a) Included active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 333. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b) Consisted of exploratory and development wells.

AVERAGE PRODUCTION COSTS (a)                       1995        1994        1993
                                                   ----        ----        ----
(DOLLARS PER EQUIVALENT BARREL)
United States                                     $3.49       $4.01       $5.02
International - Europe                             4.40        5.12        5.99
              - Middle East and Africa             3.04        4.31        3.11
              - Indonesia                          3.59        6.92        6.46
ALL SOURCES                                       $3.78       $4.41       $5.17
              - CLAM                              $5.06       $3.10       $4.49

                                                            1995       1994       1993           1995       1994       1993
                                                            ----       ----       ----           ----       ----       ----
AVERAGE SALES PRICES                                         CRUDE OIL AND CONDENSATE                NATURAL GAS LIQUIDS
                                                             ------------------------                -------------------
(DOLLARS PER BARREL)
United States                                              $15.02     $14.02     $14.92         $10.34     $ 9.26     $10.98
International - Europe                                      17.10      16.05      16.80          13.94      12.11      13.41
              - Middle East and Africa                      16.08      14.68      15.55          14.62      11.47      13.65
              - Indonesia                                   16.06      16.44      18.46              -          -          -
ALL SOURCES                                                $15.68     $14.69     $15.37         $11.35     $ 9.94     $11.57

                                                           NATURAL GAS
(DOLLARS PER THOUSAND CUBIC FEET)                          -----------
United States                                       $1.63      $1.94      $1.94
International - Europe                               1.78       1.57       1.51
              - Middle East and Africa               2.11       1.84       1.67
ALL SOURCES                                         $1.70      $1.79      $1.77
              - CLAM                                $2.60      $2.28      $2.36

----------
(a) Production costs are as defined by the Securities and Exchange
    Commission and include property taxes, severance taxes and other costs, but exclude depreciation, depletion and amortization of capitalized acquisition, exploration and development costs. Production costs exclude administrative costs and costs associated with reorganization efforts. Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six mcf of natural gas to one barrel of oil.

REFINING, MARKETING AND TRANSPORTATION

        Marathon's refining, marketing and transportation ("RM&T") operations are geographically concentrated in the Midwest and Southeast. This regional focus allows Marathon to achieve operating efficiencies between its integrated refining and distribution systems and its marketing operations.

Refining

        Marathon is a leading domestic petroleum refiner with 570,000 bpd of combined in-use crude oil refining capacity. Marathon's refining system operated at 88% of its in-use capacity in 1995.

        The following table sets forth the location and throughput capacity of each of Marathon's refineries at December 31, 1995:

    IN-USE REFINING CAPACITY (a)
    (BARRELS PER DAY)
    Garyville, La.                                    255,000
    Robinson, Ill.                                    175,000
    Texas City, Texas                                  70,000
    Detroit, Mich.                                     70,000
                                                      -------
    TOTAL                                             570,000
                                                      =======

--------
(a) Marathon's 50,000 bpd Indianapolis refinery was temporarily idled in October 1993.

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

        In December 1994, in order to comply with provisions of the 1990 Amendments to the Clean Air Act ("CAA"), Marathon began selling reformulated gasoline at wholesale distribution terminals serving ozone non-attainment areas that require reformulated gasoline. In January 1995, Marathon's retail outlets in these areas began selling reformulated gasoline. Of the nine metropolitan areas requiring reformulated gasoline under the 1990 Amendments to the CAA, only two, Chicago and Milwaukee, are in Marathon's marketing territory. In addition, Louisville subsequently opted into the program. These markets are supplied with reformulated gasoline or reformulated gasoline blend stocks produced at Marathon's Robinson and Texas City refineries. Marathon blends ethanol with reformulated gasoline blend stocks to supply the Chicago area. During 1995, Marathon's sales of reformulated gasoline averaged 47,000 bpd, or 14% of Marathon's gasoline yield. Marathon has the ability to produce additional volumes of reformulated gasoline for sale should profitable opportunities arise.

        Marathon's Detroit and Robinson refineries have oxygenate units capable of producing the oxygenated ether which can be a primary component of reformulated gasoline. Depending on the economics, the unit at Robinson can be configured to use either methanol or ethanol as a feedstock to produce methyl tertiary butyl ether ("MTBE") or ethyl tertiary butyl ether ("ETBE"), respectively.

        Maintenance activities requiring temporary shutdown of certain refinery operating units ("turnarounds") are periodically performed at each of Marathon's operating refineries. Turnarounds are currently scheduled for the fourth quarter of 1996 at the Robinson refinery, and for the first quarter of 1997 at the Texas City and Robinson refineries.

        During 1993, Marathon completed installation of distillate desulfurization facilities at its Detroit, Garyville and Robinson refineries, which enable Marathon to meet the United States Environmental Protection Agency's ("EPA") standards limiting the sulfur content of highway transportation diesel fuels. Marathon's total capital investment in these facilities was $339 million. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of Marathon's products and services, operating results will be adversely affected. For further discussion of environmental regulations, see "Environmental Matters."

        In October 1993, Marathon temporarily idled its 50,000 bpd Indianapolis refinery due to unfavorable plant economics and increased environmental spending requirements. The idling had no adverse impact on Marathon's supply of transportation fuels to its various classes of trade in Indiana or the Midwest marketing area. The status of the refinery is periodically reviewed. This includes consideration of economic as well as regulatory matters. Upon adoption of SFAS No. 121 in the fourth quarter of 1995, Marathon wrote down the recorded value of the Indianapolis refinery. As of February 29, 1996, the refinery remained temporarily idled.

Marketing

        In 1995, Marathon's refined product sales volumes (excluding matching buy/sell transactions) totaled 10.7 billion gallons (699,500 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest and Southeast, accounted for about 59% of Marathon's refined product sales volumes in 1995. Approximately 41% of Marathon's gasoline volumes and 71% of its distillate volumes were sold on a wholesale basis to independent unbranded customers in 1995.

        The following table sets forth the volume of consolidated refined product sales by product group for each of the last three years:

REFINED PRODUCT SALES
(THOUSANDS OF BARRELS PER DAY)                    1995      1994      1993
                                                  ----      ----      ----
Gasoline                                           445       443       420
Distillates                                        180       183       179
Propane                                             12        16        18
Feedstocks & Special Products                       44        32        32
Heavy Fuel Oil                                      31        38        39
Asphalt                                             35        31        38
                                                   ---       ---       ---
TOTAL                                              747       743       726
                                                   ===       ===       ===
Matching Buy/Sell Volumes included in above         47        73        47

        As of December 31, 1995, Marathon supplied petroleum products to 2,380 Marathon branded retail outlets located primarily in Ohio, Michigan, Indiana, Kentucky and Illinois. Substantially all Marathon branded petroleum products are sold to independent dealers and jobbers. During 1995, Marathon signed a definitive agreement with an independent jobber that will expand the Marathon branded presence in Indiana and Kentucky. In addition, Marathon branded operations are being expanded into areas in proximity to Marathon's existing terminal and transportation system where new accounts can be supplied at minimal incremental cost. At December 31, 1995, Marathon supplied over 200 stations in states outside its traditional branded marketing territory including Virginia, Tennessee, West Virginia, Wisconsin, North Carolina and Pennsylvania.

        Retail sales of gasoline and diesel fuel are also made through limited and self-service stations and truck stops operated in 15 states by a wholly owned subsidiary, Emro Marketing Company ("Emro"). As of December 31, 1995, this subsidiary had 1,627 retail outlets which sold petroleum products and convenience-store merchandise, primarily under the brand names "Speedway," "Starvin' Marvin," "United" and "Bonded". Revenues from the sale of convenience-store merchandise totaled $928 million, $843 million and $757 million in 1995, 1994 and 1993, respectively. Profits generated from these sales tend to moderate the margin volatility experienced in the retail sale of refined products. The selection of merchandise varies among outlets--1,229 of Emro's 1,627 outlets at December 31, 1995, had convenience stores which sold a variety of food and merchandise, and the remaining outlets sold selected convenience-store items such as cigarettes, candy and beverages.

        Emro continually monitors its operations in order to reduce costs and focus concentration on its core businesses. To enhance profitability, Emro closed 129 marginal outlets and sold certain of its non-core businesses during the three-year period ended December 31, 1995. In 1993, Emro sold the assets of a subsidiary, Bosart Co., which consisted primarily of a convenience store distribution warehouse facility. In 1994, Emro sold the assets of Emro Propane Company, a wholly owned subsidiary that distributed propane to residential heating and industrial consumers in several Midwestern states.

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

        Certain Marathon branded and Emro retail outlets feature on-premises brand-name restaurants ("branded food service") as a means of increasing overall profitability. Typically, Emro or the independent Marathon jobber or dealer becomes a restaurant franchisee at these locations, although some sites are leased for food-service management under different ownership. Both
Marathon and Emro plan additional branded food service locations in the future.

Supply and Transportation

        Marathon obtains over 60% of its crude oil feedstocks from North and South America and the balance primarily from the Middle East, the North Sea and West Africa. In 1995, Marathon was a net purchaser of 387,000 bpd of crude oil from both domestic and international sources, including approximately 145,000 bpd obtained from the Middle East.

        Marathon's strategy in acquiring raw materials for its refineries is to obtain supply from secure, long-term sources. Marathon generally sells its international equity production into local markets, but has the ability to satisfy about 75% of its requirements from a combination of its international and domestic equity crude production and current supply arrangements in the Western Hemisphere.

        Marathon operates a system of terminals and pipelines to provide crude oil to its refineries and refined products to its marketing areas. Fifty-one light product and asphalt terminals are strategically located throughout the Midwest and Southeast. In addition, Marathon operates a fleet of trucks to deliver petroleum products to retail marketing outlets.

        In 1995, Marathon completed construction of a new asphalt facility at the existing Mt. Vernon, Ind. light-products terminal, allowing Marathon to take advantage of favorable winter asphalt production economics at its Garyville refinery. Also in 1995, Marathon expanded its existing Tampa, Fla. light-products terminal by purchasing an adjacent third-party terminal.

        Marathon, through a wholly owned subsidiary, Marathon Pipe Line Company ("MPLC"), owns and operates, as a common carrier, approximately 1,100 miles of crude oil gathering lines; 1,500 miles of crude oil trunk lines; and 1,500 miles of products trunk lines. MPLC also owns interests in various pipeline systems, including 11.1% of the Capline system, a large diameter crude pipeline extending from St. James, La. to Patoka, Ill., and a 66.7% partnership interest in Block 873 Pipeline Company, which owns a 60-mile pipeline connected to the Ewing Bank 873 production platform in the Gulf of Mexico. Additionally, MPLC owns 32.1% of LOOP INC., which is the owner and operator of the only U.S. deepwater oil port. LOOP is located 18 miles off the coast of Louisiana. Marathon holds equity interests in a number of pipeline companies, including 17.4% of the Explorer Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the Midwest, and 2.5% of the Colonial Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the East Coast. In February 1996, Marathon sold its 25% stock ownership in Platte Pipeline Company ("Platte"). Platte owned a crude pipeline system extending from the Rocky Mountain area of Wyoming to Wood River, Ill.

Domestic Natural Gas Marketing and Transportation

        In addition to the sale of domestic equity production of natural gas, Marathon purchases gas from third-party producers and marketers for resale in order to offer customers secure and source-flexible supplies. During 1995, the Marathon Group, along with two co-venturers, formed Inventory Management and Distribution Company, LLC ("IMD"), a new limited liability company. IMD will provide asset management and economic optimization services to natural gas distribution utilities and pipeline companies, and natural gas inventory management services to natural gas producers and end-users in North America. The Marathon Group owns a 42.5% profit participation in IMD.

        Marathon has a 30% ownership in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport liquefied natural gas ("LNG") to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon's equity natural gas production in the Cook Inlet. LNG is sold under a long-term contract with two of Japan's largest utility companies which calls for the sale of more than 900 gross bcf over the term of the contract. Marathon has a 30% participation in this contract which is effective through March 31, 2004, and provides an option for a five-year extension. During 1995 LNG deliveries totaled 65.3 gross bcf (19.6 net bcf), up from 62.7 gross bcf (18.8 net bcf) in 1994.

Natural Gas Utilities

        Carnegie Interstate Pipeline Company ("CIPCO") is an interstate pipeline company engaged in the transportation of natural gas in interstate commerce. Carnegie Production and Marketing, a division of CIPCO, produces and sells natural gas. Carnegie Natural Gas Company ("Carnegie") functions as a local distribution company serving residential, commercial and industrial customers in West Virginia and western Pennsylvania. CIPCO and Carnegie transport natural gas for U. S. Steel's Mon Valley Works near Pittsburgh. Apollo Gas Company ("Apollo") is engaged in the distribution of natural gas to residential, commercial and industrial customers in western Pennsylvania.

        Both Carnegie and Apollo are regulated as public utilities by state commissions within their service areas. CIPCO is also regulated by the Federal Energy Regulatory Commission as an interstate pipeline. Total natural gas throughput for CIPCO and Apollo was 34 bcf, 28 bcf and 37 bcf in 1995, 1994 and 1993, respectively.

        Power Generation-During 1995, Marathon formed a new business unit, Marathon Power Company, Ltd. ("Marathon Power"), to pursue development, construction and operation of independent electric power projects in the global electrical power market. The unit will have a geographic focus in Latin
America and the Asia Pacific Region. During early 1996, Marathon Power and a co-venturer formed ElectroGen International, L.L.C., a joint venture company which will pursue electric power generation projects in the Asia Pacific Region.

DERIVATIVE INSTRUMENTS

        In the normal course of its business, the Marathon Group is exposed to market risk, or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. The Marathon Group uses commodity-based derivative instruments such as exchange-traded futures contracts and options and over-the-counter commodity swaps and options to manage exposure to market risk. The Marathon Group's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on futures contracts and swaps generally offset the effects of price changes in the underlying commodity. However, certain derivative instruments have the effect of converting fixed price equity natural gas production volumes to variable market-based prices. These instruments are used as part of Marathon's overall risk management programs.

        While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. Marathon's exchange-traded derivative activities are conducted primarily on the New York Mercantile Exchange ("NYMEX").

        Based on a strategic approach of limiting its use of derivative instruments principally to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose the Marathon Group to material risk, and that such use will not have a material adverse effect on the financial position, liquidity or results of operations of the Marathon Group. For additional information regarding derivative instruments, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 2. Summary of Principal Accounting Policies - Derivative Instruments and - 25. Derivative Instruments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Cash Flows
- Derivative Instruments" for the Marathon Group.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

        The following table sets forth property, plant and equipment additions for the Marathon Group for each of the last three years:

    ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT       1995       1994       1993
    (MILLIONS)                                       ----       ----       ----
    Exploration and Production
      United States                                  $322       $351       $315
      International                                   141        185        359
                                                     ----       ----       ----
    Total Exploration and Production                  463        536        674
      Refining, Marketing and Transportation          170        278        213
      Other                                             9          8         23
                                                     ----       ----       ----
    TOTAL                                            $642       $822       $910
                                                     ====       ====       ====

        Property, plant and equipment additions, including capital leases and assets acquired by issuing stock or debt securities, have been primarily for the replacement, modernization and expansion of facilities and production capabilities including: development of the Brae Fields and the related SAGE pipeline system in the U. K. North Sea; refinery modifications at Robinson, Garyville and Detroit (including the construction of facilities required to meet federal low-sulfur diesel requirements); expansion of Emro Marketing Company's network of retail outlets; and environmental controls. For information concerning capital expenditures for environmental controls in 1993, 1994 and 1995 and estimated capital expenditures for such purposes in 1996 and 1997, see "Environmental Matters."

        Depreciation, depletion and amortization costs for the Marathon Group were $817 million, $721 million and $727 million in 1995, 1994 and 1993, respectively. Depreciation, depletion and amortization expense in future periods will reflect reductions as a result of the fourth quarter 1995 write-down of long-lived assets associated with the adoption of SFAS No. 121.

RESEARCH AND DEVELOPMENT

        The research and development activities of the Marathon Group are conducted mainly by Marathon's Engineering and Technology organization in Littleton, Colorado and Houston, Texas. Expenditures by Marathon for research and development were $13 million in 1995, $16 million in 1994 and $19 million in 1993.

        Activities within the Engineering & Technology group are devoted primarily to assisting Marathon's operating organizations in finding, producing and processing oil and gas efficiently and economically. Current efforts include new concepts in deepwater developments and optimization of facilities; development of computer-based techniques for reservoir description and performance modeling; methods to improve drilling, production and injection well performance and enhanced oil recovery techniques. The staff also provides a broad range of technical assistance and consultation to Marathon's downstream operating organizations, including refinery process optimization.

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

        The businesses of the Marathon Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air
Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances, and the Oil Pollution Act of 1990 ("OPA-90") with respect to oil pollution and response. In addition, many states where the Marathon Group operates have similar laws dealing with the same matters. These laws and their associated regulations are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been finalized or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and new water quality standards, could result in increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" and "Legal Proceedings" for the Marathon Group.

        The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. Expenditures during 1993 included substantial amounts for product reformulation and process changes to meet CAA requirements, in addition to ongoing compliance costs. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations.
However, the specific impact on
each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil.

Air

        The 1990 Amendments to the CAA imposed more stringent limits on air emissions, established a federally mandated operating permit program and allowed for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the Marathon Group is on RM&T operations. The amendments established attainment deadlines and control requirements based on the severity of air pollution in a geographical area. For example, the amendments required a reduction in the amount of sulfur in diesel fuel produced for highway transportation use, effective October 1993, and the introduction of cleaner burning reformulated gasoline ("RFG") in the nine metropolitan areas classified as severe or extreme for ozone non-attainment, and other areas opting into the program, effective January 1995. The standards for RFG become even more stringent in the year 2000, when Phase II RFG will be required.

        Marathon has the capability of producing about 25% of its gasoline output as reformulated fuels - well above the estimated 10-15% required to meet demand within Marathon's marketing area. A major cost of reformulation is the mandated use of oxygenates in gasoline. As discussed under Refining, Marketing and Transportation above, Marathon has constructed oxygenate units at its Detroit and Robinson refineries.

        In addition to the foregoing, refueling controls are required on fuel dispensers (so called Stage II Recovery) at gasoline stations located in ozone non-attainment areas classified as moderate, serious, severe and extreme. As of December 31, 1995, Marathon had installed refueling controls at virtually all of the 553 retail outlets requiring them, at an estimated average cost of $40,000 per outlet.

Water

        The Marathon Group maintains numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and has implemented systems to oversee its compliance efforts. In addition, the Marathon Group is regulated under OPA-90 which amended the CWA. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to discharges of oil or hazardous substances. Also, in case of such spills, OPA-90 requires responsible companies to pay removal costs and damages caused by them, provides for substantial civil penalties, and imposes criminal sanctions for violations of this law. Unlike many of its competitors within the oil industry, Marathon does not operate tank vessels, and therefore, has significantly less exposure under OPA-90 than competitors who do operate tank vessels. However, it does operate facilities at which spills of oil and hazardous substances could occur. Furthermore, several coastal states in which Marathon operates have passed state laws similar to OPA-90, but with expanded liability provisions, including provisions for cargo owners as well as shipowners. Marathon has implemented approximately 50 emergency oil response plans for all its components and facilities covered by OPA-90, and it is an active member, along with other oil companies, in the Marine Preservation Association, which funds the Marine Spill Recovery Corporation, a major oil spill response organization covering a number of U.S. coastal areas.

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

Remediation

        The Marathon Group operates certain retail outlets where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states which administer their own UST programs. The Marathon Group's obligation to remediate such contamination varies, depending upon the extent of the releases and the stringency of the laws and regulations of the states in which it operates. A portion of these remediation costs may be recoverable from state UST reimbursement funds once the applicable deductibles have been satisfied. Accruals for remediation expenses and associated reimbursements are established for sites where contamination has been determined to exist and the amount of associated costs is reasonably determinable.

        USX is also involved in a number of remedial actions under RCRA, CERCLA and similar state statutes related to the Marathon Group. It is possible that additional matters relating to the Marathon Group may come to USX's attention which may require remediation. For a discussion of remediation matters relating to the Marathon Group, see "Legal Proceedings - Environmental Proceedings."

Capital Expenditures

        The Marathon Group's capital expenditures for environmental controls were $50 million, $70 million and $123 million in 1995, 1994 and 1993, respectively. These expenditures are returning to historical levels following completion of major projects such as the multi-year capital spending program for diesel fuel desulfurization which began in 1990 and was substantially completed by the end of 1993. The Marathon Group expects expenditures for environmental controls to approximate $65 million in 1996. Predictions beyond 1996 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will remain at about 1996 levels; however, actual expenditures beyond 1996 may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

U. S.  STEEL GROUP

        The U. S. Steel Group includes U. S. Steel, the largest integrated steel producer in the United States (referred to hereinafter as "U. S. Steel"), which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. The U. S. Steel Group also participates in a number of joint ventures and other investments. U. S. Steel Group sales as a percentage of USX consolidated sales were 31% in each of 1995, 1994 and 1993.

        The following table sets forth the total sales of the U. S. Steel Group for each of the last three years. Such information does not include sales by joint ventures and other affiliates of USX accounted for by the equity method.

        SALES
        (MILLIONS)                                                                 1995          1994          1993
                                                                                   ----          ----          ----
        Steel and Related Businesses
                Sheet and Tin Mill Products                                       $4,022        $3,806        $3,462
                Plate, Tubular and Other Steel Mill Products                       1,279         1,048           929
                Taconite Pellets and Coke                                            525           552           472
                Coal                                                                 206           202           268
                All Other                                                            359           310           291
        Other Businesses                                                              65           148           190
                                                                                  ------        ------        ------
        TOTAL SALES                                                               $6,456        $6,066        $5,612
                                                                                  ======        ======        ======

        The total number of active U. S. Steel Group employees at year-end was 20,391 in 1995, 20,711 in 1994 and 21,892 in 1993. The reduction in the number of active employees in 1994 from 1993 primarily reflected the exclusion of RMI Titanium Company ("RMI") employees (in August 1994, USX adopted the equity method of accounting for RMI), the idling of operations at Maple Creek coal mine and the integration of operations at Shawnee coal mine with the No. 50 coal mine. Most hourly and certain salaried employees are represented by the United Steelworkers of America ("USWA").

        U. S. Steel entered into a five and one-half year contract with the USWA, effective February 1, 1994, covering approximately 15,000 employees. The contract provides for the renegotiation of certain compensation issues in 1996, subject to arbitration. Any renegotiated provisions would become effective in 1997 and would continue until the expiration of the contract.

        In January 1994, U. S. Steel Mining Co., Inc. ("U. S. Steel Mining") entered into a five-year agreement with the United Mine Workers of America covering approximately 1,700 employees.

STEEL INDUSTRY BACKGROUND AND COMPETITION

        The domestic steel industry is cyclical and highly competitive. Despite significant reductions in raw steel production capability by major integrated domestic producers since the early 1980's, the domestic industry continues to be adversely affected by excess world capacity. In certain years since 1982, extensive downsizings have necessitated costly restructuring charges which, when combined with highly competitive market conditions, resulted in substantial losses for most domestic integrated producers.

        U. S. Steel is the largest integrated steel producer in the United States and competes with many domestic and foreign steel producers. Domestic competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and minimills which primarily use steel scrap as a raw material. Minimills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages such as lower capital expenditures for construction of facilities and non-unionized work forces with lower employment costs and more flexible work rules. Several minimills utilize thin slab casting technology to produce flat-rolled products, and several additional flat-rolled minimill plants are under construction, some of which will commence operations in 1996. Depending on market conditions, the additional production generated by flat-rolled minimills could have an adverse effect on U. S. Steel's selling prices and shipment levels.

        The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and high levels of imported steel may ultimately have an adverse effect on product prices and shipment levels. Steel imports to the United States accounted for an estimated 21%, 25% and 19% of the domestic steel market in 1995, 1994 and 1993, respectively.

        Oil country tubular goods ("OCTG") accounted for 4.0% of U. S. Steel Group shipments in 1995. On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with the U.S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of OCTG. In June 1995, Commerce issued its final affirmative determinations of the applicable margins of dumping and/or subsidies in the OCTG cases against producers in all seven countries. On July 24, 1995, the ITC rendered determinations that there had been material injury to domestic producers by reason of illegal dumping of imported products. Determinations favorable to domestic producers were rendered with respect to OCTG imports from Argentina, Japan, Korea and Mexico and with respect to imports of drill pipe from Argentina, Japan and Mexico. USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

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

BUSINESS STRATEGY

        U. S. Steel's raw steel production facilities are Gary Works in Indiana, Mon Valley Works in Pennsylvania and Fairfield Works in Alabama.

        Beginning in the early 1980's, U. S. Steel has responded to competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. These products include bake hardenable steels and coated sheets for the automobile industry, laminated sheets for the manufacture of motors and electrical equipment, improved tin mill products for the container industry and oil country tubular goods. In addition, U. S. Steel continues to pursue lower manufacturing cost objectives through continuing cost improvement programs. These initiatives include, but are not limited to, reduced production cycle time, improved yields, continued customer orientation and improved process control.

        Since 1982, the number of U. S. Steel raw steel production facilities has been reduced from ten to the three mentioned above, and annual raw steel capability has been reduced from 33.0 million to 12.8 million tons. Steel employment has been reduced from approximately 89,000 in 1982 to about 19,000 at the beginning of 1996. As a result of downsizing its operations, the U. S. Steel Group recognized restructuring charges aggregating $2.8 billion since 1982 as its less efficient facilities have been shut down. During that period,
U. S. Steel also invested approximately $3.7 billion in capital facilities for its steel operations. U. S. Steel believes that these expenditures have made its remaining steel operations among the most modern, efficient and competitive in the world. In 1995, 1994 and 1993, U. S. Steel continuously cast substantially all of its raw steel production.

        In addition to the modernization of its production facilities, USX has entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin plate, tubular, bar and plate consuming industries. See "Joint Ventures and Other Investments."

STEEL AND RELATED BUSINESSES

        U. S. Steel operates plants which produce steel mill products in a variety of forms and grades. Gary Works, Mon Valley Works and Fairfield Works accounted for 59%, 22% and 19%, respectively, of U. S. Steel's 1995 raw steel production of 12.2 million tons. The annual raw steel production capability for 1996 of 12.8 million tons represents an increase from 1995 of 0.3 million tons resulting from operating efficiencies, and includes 7.7 million at Gary Works, 2.8 million at Mon Valley Works and 2.3 million at Fairfield Works.

        The following tables set forth significant U. S. Steel shipment data by major market and product for each of the last three years. Such data do not include shipments by joint ventures and other affiliates of USX accounted for by the equity method.

STEEL SHIPMENTS BY MARKET AND PRODUCT

                                                           PLATES,
                                           SHEETS &        TUBULAR
MAJOR MARKET-1995                          TIN MILL        & OTHER         TOTAL
(Thousands of Net Tons)                    --------        -------         -----
Steel Service Centers                         1,954            610         2,564
Further Conversion:
  Trade Customers                               971            113         1,084
  Joint Ventures                              1,332              0         1,332
Transportation (Including Auto)               1,447            189         1,636
Export                                        1,296            219         1,515
Containers                                      857              0           857
Oil, Gas and Petrochemicals                       1            747           748
Construction and Construction Products          565            106           671
All Other                                       844            127           971
                                              -----          -----        ------
  TOTAL                                       9,267          2,111        11,378
                                              =====          =====        ======
MAJOR MARKET-1994
(Thousands of Net Tons)
Steel Service Centers                         2,008            772         2,780
Further Conversion:
  Trade Customers                             1,008             50         1,058
  Joint Ventures                              1,308              0         1,308
Transportation (Including Auto)               1,721            231         1,952
Export                                          275             80           355
Containers                                      955              7           962
Oil, Gas and Petrochemicals                       0            367           367
Construction and Construction Products          533            189           722
All Other                                       920            144         1,064
                                              -----          -----        ------
  TOTAL                                       8,728          1,840        10,568
                                              =====          =====        ======

MAJOR MARKET-1993
(Thousands of Net Tons)
Steel Service Centers                         2,097            734         2,831
Further Conversion:
  Trade Customers                             1,065             85         1,150
  Joint Ventures                              1,074              0         1,074
Transportation (Including Auto)               1,615            156         1,771
Export                                          279             48           327
Containers                                      828              7           835
Oil, Gas and Petrochemicals                       1            341           342
Construction and Construction Products          535            132           667
All Other                                       870            102           972
                                              -----          -----        ------
  TOTAL                                       8,364          1,605         9,969
                                              =====          =====        ======

        USX and its wholly owned subsidiary, U. S. Steel Mining Co., Inc.
("U. S. Steel Mining") have domestic coal properties with demonstrated bituminous coal reserves of approximately 863 million net tons at year-end 1995 compared with approximately 928 million net tons at year-end 1994. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Pennsylvania, Virginia, West Virginia, Illinois and Indiana. Approximately 80% of the reserves are owned, and the rest are leased. Of the leased properties, 85% are renewable indefinitely and the balance are covered by a lease which expires in 2005. U.
S. Steel Mining's Maple Creek coal mine and a related preparation plant located in Pennsylvania were idled in January 1994 and sold in June 1995. Reserves associated with the Maple Creek coal mine were 21 million net tons at December 31, 1994. In September 1994, the Shawnee coal mine located in West Virginia was integrated with the No. 50 coal mine for operational efficiencies. Other reductions in reserves were mainly due to the sale and leasing of properties in Pennsylvania, West Virginia and Alabama.

        USX controls domestic iron ore properties having demonstrated iron ore reserves in grades subject to beneficiation processes in commercial use by U.
S. Steel of approximately 731 million tons at year-end 1995, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials. All demonstrated reserves are located in Minnesota. Approximately 35% of these reserves are owned and the remaining 65% are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 2021 to 2026. U. S. Steel's iron ore operations at Mt. Iron, Minn. ("Minntac") produced 15.3 million net tons of taconite pellets in 1995 and 16.0 million net tons in each of 1994 and 1993.

        USX's Resource Management administers the remaining mineral lands and timber lands of U. S. Steel and is responsible for the lease or sale of these lands and their associated resources, which encompass approximately 300,000 acres of surface rights and 1,500,000 acres of mineral rights in 16 states.

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

        The following tables set forth significant production data for Steel and Related Businesses for each of the last five years and products and services by facility:

PRODUCTION DATA                                         1995    1994    1993    1992    1991
(THOUSANDS OF NET TONS, UNLESS OTHERWISE NOTED)         ----    ----    ----    ----    ----
RAW STEEL PRODUCTION
    Gary                                               7,163   6,768   6,624   5,969   5,817
    Mon Valley                                         2,740   2,669   2,507   2,276   2,088
    Fairfield                                          2,260   2,240   2,203   2,146   1,969
    All other plants (a)                                   -       -       -      44     648
                                                      ------  ------  ------  ------  ------
        Total raw steel production                    12,163  11,677  11,334  10,435  10,522
        Total cast production                         12,120  11,606  11,295   8,695   7,088
        Continuous cast as % of total production        99.6    99.4    99.7    83.3    67.4
RAW STEEL CAPABILITY (AVERAGE)
    Continuous Cast                                   12,500  11,990  11,850   9,904   8,057
    Ingots                                                 -       -       -   2,240   6,919
                                                      ------  ------  ------  ------  ------
        Total                                         12,500  11,990  11,850  12,144  14,976
        Total Production as % of total capability       97.3    97.4    95.6    85.9    70.3
        Continuous cast as % of total capability       100.0   100.0   100.0    81.6    53.8
HOT METAL PRODUCTION                                  10,521  10,328   9,972   9,270   8,941

TACONITE PELLETS
    Shipments                                         15,218  16,174  15,911  14,822  14,897
    Production as % of capacity                         86.2    90.3    90.1    82.8    84.0

COKE PRODUCTION                                        6,770   6,777   6,425   5,917   5,091

COAL PRODUCTION
    Metallurgical coal (b)                             7,509   7,424   8,142   7,311   7,352
    Steam coal (b) (c)                                     -       -   2,444   5,239   2,829
                                                      ------  ------  ------  ------  ------
        Total                                          7,509   7,424  10,586  12,550  10,181
    Total production as % of capacity                   93.3    93.7    95.6    93.6    76.1

-------------
(a) In July 1991, U. S. Steel closed all iron and steel producing operations at Fairless Works. In April 1992, U. S. Steel closed South Works.

(b) The Maple Creek coal mine, which was idled in January 1994 and sold in June 1995, produced 1.0 million net tons of metallurgical coal and 0.7 million net tons of steam coal in 1993.

(c) The Cumberland coal mine, which was sold in June 1993, produced 4.0 million net tons in 1992 and 1.6 million net tons in 1993 prior to the sale.

PRINCIPAL PRODUCTS AND SERVICES

  Gary                                Sheets & Tin Mill; Plates; Coke
  Fairfield                           Sheets; Tubular Products
  Mon Valley                          Sheets
  Fairless (a)                        Sheets & Tin Mill
  Clairton                            Coke
  Minntac                             Taconite Pellets
  U. S. Steel Mining                  Coal
  Resource Management                 Administration of Mineral, Coal and
                                        Timber Properties
  USX Engineers and Consultants       Technical Services

-------------
(a) In 1991, U. S. Steel closed all iron and steel producing operations and the pipe mill facilities at Fairless Works. Operations at the Fairless sheet and tin finishing facilities are sourced primarily with hot-strip mill coils from other U. S. Steel plants.

OTHER BUSINESSES

        In addition to the Steel and Related Businesses, the U. S. Steel Group includes various other businesses, the most significant of which are described in this section. Financial information with respect to other businesses included the consolidated results of RMI prior to the adoption of equity accounting for RMI in 1994. The other businesses that are included in the U.
S. Steel Group accounted for 1% of the U. S. Steel Group's sales in 1995, 2% in 1994 and 3% in 1993.

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

        In March 1995, Cyclone Fence was sold.

JOINT VENTURES AND OTHER INVESTMENTS

        USX participates directly and through subsidiaries in a number of joint ventures included in the U. S. Steel Group. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are at least 50% owned except Transtar, Inc. ("Transtar"). For financial information regarding joint ventures and other investments, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 16. Long-term Receivables and Other Investments" for the U. S. Steel Group.

        USX and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture ("USS-POSCO Industries") which owns and operates the former U. S. Steel Pittsburg, CA Plant. The joint venture markets high quality sheet and tin products, principally in the western United States market area. USS-POSCO Industries produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel. USS-POSCO Industries' annual shipment capacity is
1.4 million tons. Total shipments were slightly above 1.4 million tons in 1995.

        USX and Kobe Steel Ltd. ("Kobe") of Japan participate in a joint venture ("USS/Kobe Steel Company") which owns and operates the former U. S. Steel Lorain, Ohio Works. The joint venture produces raw steel for the manufacture of bar and tubular products. Bar products are sold by USS/Kobe Steel Company while U. S. Steel retains sales and marketing responsibilities for tubular products. Total shipments in 1995 were 1.8 million tons. USS/Kobe Steel Company entered into a five and one-half year labor contract with the USWA, effective February 1, 1994, covering approximately 2,300 employees. USS/Kobe Steel Company's annual raw steel capability is 2.6 million tons. Raw steel production was 2.3 million tons in 1995.

        USX and Kobe participate in a joint venture ("PRO-TEC Coating Company") which owns and operates a hot dip galvanizing line in Leipsic, Ohio. The facility commenced operations in early 1993. Capacity is 600,000 tons per year with substrate coils provided by U. S. Steel. PRO-TEC Coating Company produced 650,000 tons of galvanized steel in 1995.

        USX and Worthington Industries Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, Mich. The plant is operated by Worthington Industries, Inc. and is dedicated to serving U. S. Steel customers. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. The joint venture processes material sourced by U. S. Steel, with a processing capacity of 600,000 tons annually. In 1995, Worthington Specialty Processing processed 420,000 tons.

        USX and Rouge Steel Company participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Mich. This facility enables U. S. Steel to further participate in the expanding automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Capacity is 870,000 tons of galvanized steel annually, with availability of the facility shared by the partners on an equal basis. In 1995, DESCO produced 830,000 tons of galvanized steel.

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

        USX owns a 51% economic interest in RMI, a leading producer of titanium metal products. RMI is a publicly traded company listed on the New York Stock Exchange.

        National-Oilwell, a joint venture between USX and National Supply Company, Inc., a subsidiary of Armco Inc., operates in the oil field service industry. In January 1996, National-Oilwell was sold.

DERIVATIVE INSTRUMENTS

        In the normal course of its business, the U. S. Steel Group is exposed to market risk, or price fluctuations related to the purchase of natural gas and certain metals used as raw materials. The U. S. Steel Group uses commodity-based derivative instruments (over-the-counter ("OTC") commodity swaps) to manage exposure to market risk related to the purchase of natural gas; however, its use of these instruments has not been significant in relation to the U. S. Steel Group's overall business activity. While they are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. For quantitative information relating to derivative instruments, including aggregate contract values and fair values, where appropriate, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 26. Derivative Instruments" for the U. S. Steel Group.

        Based on a strategic approach of limiting its use of derivative instruments to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose the U. S. Steel Group to material risk, and that such use will not have a material adverse effect on the financial position, liquidity or results of operations of the U. S. Steel Group. For a summary of accounting policies related to derivative instruments, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 2. Summary of Principal Accounting Policies" for the U. S. Steel Group.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

        During the years 1993-1995, the U. S. Steel Group made property, plant and equipment additions, including capital leases, aggregating $770 million, including $324 million, $248 million and $198 million in 1995, 1994 and 1993, respectively. Significant expenditures in 1995 included certain spending related to the Gary Works' No. 8 blast furnace explosion as well as expenditures for emissions controls at Gary Works' steel-making facilities, a new galvanizing line and a granulated coal injection facility at Fairfield

Works, and a degasser at Mon Valley Works. Capital expenditures for 1996 are expected to be approximately $320 million and will include spending on a blast furnace reline and continued spending on a new galvanizing line at Fairfield Works, as well as additional environmental expenditures primarily at Gary Works.

        Depreciation, depletion and amortization costs for the U. S. Steel Group were $318 million in 1995 and $314 million in each of 1994 and 1993.

RESEARCH AND DEVELOPMENT

        The research and development activities of the U. S. Steel Group are conducted mainly at the U. S. Steel Technical Center in Monroeville, Pa. Expenditures for steel research and development were $22 million, $23 million and $22 million in 1995, 1994 and 1993, respectively.

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

ENVIRONMENTAL MATTERS

        The U. S. Steel Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The Environmental Affairs organization has the responsibility to ensure that the U.
S. Steel Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of the U. S. Steel Group, is charged with reviewing its overall performance with various environmental compliance programs. Also, the U. S. Steel Group, largely through the American Iron and Steel Institute, continues its involvement in the negotiation of various air, water, and waste regulations with federal, state and local governments to assure the implementation of cost effective pollution reduction strategies, such as the innovative regulatory-negotiation activities for coke plants, which are regulated under the Clean Air Act ("CAA").

        The U. S. Steel Group has voluntarily participated in the Environmental Protection Agency ("EPA") 33-50 program to reduce toxic releases and the EPA Greenlights program to promote energy efficiency. The U. S. Steel Group has also developed an award winning environmental education program (the Continuous Improvement to the Environment program), a corporate program to reduce the volume of wastes the U. S. Steel Group generates, and wildlife management programs certified by the Wildlife Habitat Council at U. S. Steel Group operating facilities. Additionally, over the past seven years, it has reduced the volume of toxic releases reported under the Superfund Amendments and Reauthorization Act of 1986 (Section 313) by 60%, primarily through recycling and process changes, and reduced EPA 33-50 Program chemicals by more than 90%.

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

Air

        The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the U. S. Steel Group is on the coke-making operations of U. S. Steel, as described in this section. The coal mining operations and sales of U. S. Steel Mining may also be affected.

        The 1990 Amendments to the CAA specifically address the regulation and control of hazardous air pollutants, including emissions from coke ovens. Generally, emissions for existing coke ovens must comply with technology-based limits by the end of 1995 and comply with a health risk-based standard by the end of 2003. However, a coke oven will not be required to comply with the health risk-based standard until January 1, 2020, if it complied with the technology-based standard at the end of 1993 and also complies with additional technology-based standards by January 1, 1998 and by January 1, 2010. USX believes that it met the 1993 requirement and will be able to meet the 1998 and 2010 compliance dates.

        The 1990 Amendments to the CAA also mandate the nationwide reduction of emissions of acid rain precursors (sulfur dioxide and nitrogen oxides) from fossil fuel-fired electrical utility plants. Specified emission reductions are to be achieved by 2000. Phase I began on January 1, 1995, and applies to 110 utility plants specifically listed in the law. Phase II, which begins on January 1, 2000, will apply to other utility plants which may be regulated under the law. U. S. Steel, like all other electricity consumers, will be impacted by increased electrical energy costs that are expected as electric utilities seek rate increases to comply with the acid rain requirements.

        In 1995, all of the coal production of U. S. Steel Mining was metallurgical coal, which is primarily used in coke production. While USX believes that the new environmental requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke.

Water

        The U. S. Steel Group maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and it is in compliance with such permits. U. S. Steel has reached preliminary agreement with the EPA for a sediment remediation plan for the section of the Grand Calumet River that runs through Gary Works. As proposed, this project would require five to six years to complete after approval and would be followed by an environmental recovery validation. The estimated program cost, which has been accrued, is approximately $30 million.

Solid Waste

        The U. S. Steel Group continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Since the EPA has not yet promulgated implementing regulations relating to past disposal or handling operations, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules cannot be appraised until their implementation becomes more accurately defined. Corrective action under RCRA related to past waste disposal activities is discussed below under "Remediation."

Remediation

        A significant portion of the U. S. Steel Group's currently identified environmental remediation projects relate to the dismantlement and restoration of former and present operating locations. These projects include continuing remediation at an in situ uranium mining operation, the dismantling of former coke-making facilities and the closure of permitted hazardous and non-hazardous waste landfills.

        The U. S. Steel Group is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, and it is possible that additional matters may come to its attention which may require remediation. For a discussion of remedial actions related to the U. S. Steel Group, see "Legal Proceedings - U. S. Steel Group Environmental Proceedings."

Capital Expenditures

        The U. S. Steel Group's capital expenditures for environmental controls were $55 million, $57 million and $53 million in 1995, 1994 and 1993, respectively. The U. S. Steel Group currently expects such expenditures to approximate $100 million in 1996. These amounts will primarily be spent on projects at Gary Works. Predictions beyond 1996 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $75 million in 1997; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

DELHI  GROUP

        The Delhi Group ("Delhi") consists of Delhi Gas Pipeline Corporation ("DGP") and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. Sales from the businesses included in the Delhi Group as a percentage of USX consolidated sales were 3% in each of 1995, 1994 and 1993. See "Financial Statements and Supplementary Data - Notes to Financial Statements - 1. Basis of Presentation" for the Delhi Group.

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

        Delhi also extracts and markets natural gas liquids ("NGLs") from natural gas gathered on its pipeline systems. Delhi sells NGLs to a variety of purchasers, including petrochemical companies, refiners, retailers, resellers and trading companies. At February 29, 1996, Delhi owned interests in 16 natural gas processing facilities including 20 gas processing plants, 11 of which were 50% owned and the remainder of which were wholly owned. Fifteen of the plants were operating as of February 29, 1996. These facilities straddle Delhi's pipelines and have been located to maximize utilization.

        Delhi faces intense competition in all of its businesses, including obtaining additional dedicated gas reserves and providing premium supply services and gas transportation services. Delhi's competitors include major integrated oil and gas companies, more than 100 major intrastate and interstate pipelines, and national and local gas gatherers, brokers, marketers, distributors and end-users of varying size, financial resources and experience. Based on 1994 data published in the September 1995 Pipeline & Gas Journal, Delhi ranked eighteenth among domestic pipeline companies in terms of total miles of gas pipeline operated and fourth in terms of miles of gathering line operated. With respect to competition in Delhi's gas processing business, Delhi estimates there are approximately 400 gas processing plants in Texas and Oklahoma. Certain competitors, including major integrated oil companies and some intrastate and interstate pipeline companies, have substantially greater financial resources and control larger supplies of gas than Delhi. Competition for premium supply services varies for individual customers depending on the number of other potential suppliers capable of providing the level of service required by such customers.

        The total number of Delhi active employees at year-end was 634 in 1995, 681 in 1994 and 805 in 1993. The reduction during this three-year period mainly reflected the effects of the 1994 asset disposition plan and work force reduction program. Delhi employees are not represented by labor unions.

        The following tables summarize the Delhi Group's sales and gross margin for each of the last three years:

SALES AND GROSS MARGIN
(MILLIONS)                                        1995       1994       1993
                                                  ----       ----       ----
Gas Sales and Trading (a)                       $572.0     $490.9     $447.9
Transportation                                    11.7       11.7       14.2
Gas Processing                                    70.4       64.1       72.6
Other                                                -         .2         .1
                                                ------     ------     ------
TOTAL                                           $654.1     $566.9     $534.8
                                                ======     ======     ======
Gross Margin (b)
Gas Sales and Trading Margin (a)                $ 56.0     $ 70.3     $104.5
Transportation Margin                             11.7       11.7       14.2
                                                ------     ------     ------
  Systems and Trading Margin                      67.7       82.0      118.7
Gas Processing Margin                             24.7       15.6       17.3
                                                ------     ------     ------
TOTAL                                           $ 92.4     $ 97.6     $136.0
                                                ======     ======     ======

------------
(a) See "Natural Gas Sales" below for a discussion of a January 1994 settlement agreement affecting Gas Sales.
(b) Gas Sales and Trading Margin reflects revenues less associated gas purchase costs. Transportation Margin reflects fees charged by Delhi for the transportation of volumes owned by third parties. Gas Processing Margin reflects (i) the sale of NGLs extracted from gas, less the cost of gas purchased for feedstock and (ii) processing fees charged by Delhi to third parties.

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

        Delhi owns and operates extensive gathering systems which are strategically located primarily in the major gas producing areas of Texas and Oklahoma, including east Texas, south Texas, the Permian Basin in west Texas and the Anadarko Basin in Oklahoma. Delhi's principal intrastate natural gas pipeline systems total approximately 6,900 miles and interconnect with other intrastate and interstate pipelines at more than 100 points. Including its interest in a partnership, total system miles were 6,930 at December 31, 1995, compared with approximately 7,400 at December 31, 1994. Pipeline systems, including Delhi's partnership interest in Ozark Gas Transmission System ("Ozark"), a Federal Energy Regulatory Commission ("FERC") regulated interstate pipeline company, which totaled about 700 miles of gas pipeline in Arkansas, Oklahoma and Texas, were included in the 1994 asset disposition plan and were sold in the first half of 1995. Total throughput, including Delhi's share of partnership volumes, was 319 billion cubic feet ("bcf") in 1995, 334 bcf in 1994 and 327 bcf in 1993.

        The following table sets forth the pipeline mileage for pipeline systems owned and operated by Delhi at December 31, 1995, and natural gas throughput volumes for pipeline systems operated during 1995:

        PIPELINE MILEAGE AND THROUGHPUT VOLUMES

                                                              AVERAGE
                                APPROXIMATE                 NATURAL GAS
                                   MILES                    THROUGHPUT
                                   -----                    ----------
                                                (Millions of Cubic Feet per Day)
        Oklahoma                   2,820                       327.2
        Texas                      4,072                       540.3
                                   -----                       -----
           Total Systems           6,892                       867.5
        Partnership                   38                         5.2 (a)
                                   -----                       -----
        TOTAL                      6,930                       872.7
                                   =====                       =====

-----------
(a) Reflects Delhi's interest in Ozark throughput. Delhi sold its partnership interest in Ozark in 1995.

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

        Delhi generally buys gas from producers at prices based on a market index ("index-based"). Gas purchase contracts generally include provisions for periodically renegotiable prices. The majority of Delhi's contracts with producers are "take-or-release" contracts under which Delhi has the right to purchase the gas or, if it does not purchase minimum volumes of gas over a specified period, the producer has the right to sell the gas to another party and may have it transported on Delhi's system for a fee. Take-or-release contracts present less risk to Delhi than the formerly prevalent take-or-pay contracts, while affording producers an opportunity to protect their cash flow by selling to other buyers. Delhi believes that its liability on take-or-pay contracts, if any, is not material.

        During 1996, Delhi intends to renegotiate, where applicable, the pricing provisions of certain index-based purchase contracts because of an anomaly in market conditions which occurred in the first quarter of 1996. The anomaly relates to basis differentials, which are the differences between gas prices in various locations. For further discussion of this anomaly, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Operations - Outlook."

        Delhi must add dedicated gas reserves in order to offset the natural declines in production from existing wells on its systems and to meet any increase in demand. In the past, Delhi has successfully connected new sources of supply to its pipeline systems. Management attributes this past success to the strategic location of Delhi's gathering systems in major producing basins, the quality of its service and its ability to adjust to changing market conditions. Delhi's future ability to contract for additional dedicated gas reserves also depends, in part, on the level and success of drilling by producers in the areas in which Delhi operates.

        The following table sets forth information concerning Delhi's dedicated gas reserves for each of the last three years:

        DEDICATED GAS RESERVES (a)                      1995      1994      1993
                                                        ----      ----      ----
        (BILLIONS OF CUBIC FEET)
                Beginning of year                      1,650     1,663     1,652
                   Additions                             455       431       382
                   Production                           (317)     (334)     (328)
                   Revisions/Asset Sales                 (45)     (110)      (43)
                                                       -----     -----     -----
                TOTAL (at year-end)                    1,743     1,650     1,663
                                                       =====     =====     =====

---------
(a) Reserves typically associated with third-party wells, to be purchased or transported by Delhi.

NATURAL GAS SALES

        Delhi sells natural gas nationwide to LDCs, UEGs, pipeline companies, various industrial end-users and marketers under both long- and short-term contracts. As a result of Delhi's ability to offer a complete package of services to customers, relieving them of the need to locate, negotiate for, purchase and arrange transportation and processing of gas, margins realized by Delhi when providing premium supply services are generally higher than those realized when providing separate gathering, processing or transportation services or those realized from spot market sales. In 1995, gas sales represented approximately 65% of Delhi's total systems throughput and 61% of Delhi's total gross margin. Delhi sells gas under both firm and interruptible contracts at varying volumes, and in 1995 sold gas to over 235 customers.

        When negotiating sales to customers directly connected to its pipeline systems ("on-system"), Delhi principally targets LDCs and UEGs. LDCs and UEGs generally are willing to pay higher prices to gas suppliers who can provide reliable gas supplies and adjust to rapid changes in their demand for gas service. Fluctuations in demand for natural gas by LDCs and UEGs are influenced by the seasonal requirements of purchasers using gas for space heating and the generation of electricity for air conditioning. LDCs require maximum deliveries during the winter heating season, while UEGs require maximum deliveries during the summer air-conditioning season. Delhi serves over 45 LDCs and UEGs, and total sales to these customers in 1995 exceeded 88 bcf. Delhi also sells gas to industrial end-users. Although these customers are generally more price-sensitive, they diversify Delhi's customer base and provide a stable market for natural gas.

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

        In order to increase flexibility for supplying gas to premium customers, and in balancing its gas supply, Delhi has an arrangement with a large LDC in Texas to store up to 2.5 bcf of natural gas in an east Texas storage facility, and has, from time to time, entered into various other storage agreements. As of January 31, 1996, Delhi had 3.6 bcf of natural gas in storage pursuant to these arrangements.

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

        Delhi's four largest customers accounted for 19% of total sales in 1995 and 30% of total sales in each of 1994 and 1993. For the years 1995 and 1994, Delhi's four largest customers were Oklahoma Natural Gas Company ("ONG"), the largest LDC in Oklahoma; Central and South West Corporation ("CSW"), which includes UEGs primarily serving locations in Oklahoma, Texas, Louisiana and Arkansas; Lone Star Gas Company ("Lone Star"), the largest LDC in Texas, serving the north central part of the state; and Noram Energy Corp., which includes Entex, the second largest LDC in Texas. CSW includes Central Power and Light Company ("CP&L") and Southwestern Electric Power Company ("SWEPCO"), which operate in different geographical areas, but centralized their purchasing functions in 1994. In 1993, Delhi's four largest customers were ONG, SWEPCO, CP&L and Lone Star.

        Excluding spot and trading sales volumes, natural gas sales to Delhi's four largest customers accounted for 11%, 15% and 18% of total systems throughput and 23%, 28% and 45% of total gross margin in 1995, 1994 and 1993, respectively. When aggregated, sales to two customers, ONG and Lone Star in 1995, ONG and CSW in 1994 and ONG and SWEPCO in 1993, after excluding spot and trading sales, accounted for 19%, 22% and 34%, respectively, of total gross margin. During 1994 and 1993, one customer, ONG (discussed below), accounted for 10% or more of the Delhi Group's total revenues. Sales to CSW aggregated $27.5 million, or 4% of total revenues, in 1995, $54.7 million, or just under 10% in 1994 and $66.3 million, or 12%, in 1993. In the event that one or more of Delhi's large premium supply service customers reduce volumes taken under an existing contract or choose not to renew such contract, Delhi would be adversely affected to the extent it is unable to find alternative customers to buy gas at the same level of profitability.

        Delhi has maintained long-term sales relationships with many of its customers and has done business with ONG since 1971. ONG accounted for 7%, 13% and 14% of total sales in 1995, 1994 and 1993, respectively. Delhi executed a 10-year contract with ONG in 1992 which provided for annual negotiation of contract prices. During the 1995 negotiation process, Delhi and ONG agreed to pricing terms and volume commitments for the next two contract years with options for the following year. Annual renegotiation rights become effective with the 1997-1998 contract year, or the sixth year of the contract.

        Sales to SWEPCO accounted for 5% of total sales in 1994 and 7% in 1993. In January 1994, Delhi executed a four-year agreement with SWEPCO concurrent with the settlement of litigation relating to the previous contract between the two companies. Under the new agreement, Delhi supplies gas to two SWEPCO power plants in east Texas at market sensitive prices and premiums commensurate with the level of service provided. The agreement does not require any minimum gas purchase volumes and provides for swing service, which enables SWEPCO to request higher volumes from Delhi whenever it needs them.

        Delhi continues to pursue opportunities for long-term gas sales to LDCs and UEGs. Delhi can sell gas to customers which are not directly connected to its pipeline systems ("off-system") because of its numerous interconnections with other pipelines and the availability of transportation service from other pipelines. These interconnections give Delhi access to virtually every significant interstate pipeline in the United States and permit it to take advantage of regional pricing differentials, when not limited by the availability of downstream pipeline capacity.

        In a typical off-system sale transaction, Delhi sells gas to a customer at an interconnection point with another pipeline, and the customer arranges further pipeline transportation of the gas to the point of consumption.
Delhi's off-system sales in 1995 included sales to LDCs in Arkansas, California, Indiana, Illinois, Kansas, Louisiana, Massachusetts, Missouri and Ohio; UEGs in California, Illinois, Kansas, Louisiana, Mississippi, Pennsylvania and Tennessee; and industrial end-users in many of these same states. Margins realized from off-system sales to LDCs and UEGs have traditionally been lower than those realized from on-system sales to such customers, reflecting increased competition and the lower level of service typically received by the off-system customers. However, firm off-system sales to LDCs and UEGs generally provide a premium over off-system industrial and spot market sales. During 1995, Delhi negotiated 14 firm sales of gas moving to off-system markets.

        In 1995, Delhi expanded its natural gas trading operations significantly in order to increase its customer base and provide greater opportunities for attracting off-system customers requiring firm supply services. The trading business, which began in 1994, involves the purchase of natural gas from sources other than wells directly connected to Delhi's systems, and the subsequent sale of like volumes. Even though unit margins earned in the trading business are significantly less than those earned on firm system sales, the increased volumes provide more flexibility in reacting to changes in on- and off-system market demands.

        With the deregulation of the gas industry, LDCs are opening their systems to transportation, allowing companies like Delhi to sell gas to customers downstream of the LDCs. To pursue these downstream markets, Delhi opened a marketing office in the Chicago area in late 1995 and will open another in Pittsburgh in early 1996. These offices will serve those industrial and commercial end-users behind the LDCs in the Midwest and Northeast where unit margins exceed those on the spot market. In addition to on-system supplies, Delhi intends to use volumes from its trading operations to supply these downstream markets.

        The following table sets forth the distribution of Delhi's natural gas volumes for each of the last three years:

        NATURAL GAS VOLUMES                        1995       1994       1993
                                                   ----       ----       ----
        (BILLIONS OF CUBIC FEET)
        Natural Gas Sales                          206.9      227.9     203.2
        Transportation                             109.7       99.1     117.6
                                                   -----      -----     -----
            Total Systems                          316.6      327.0     320.8
        Trading Sales                              154.7       34.6         -
        Partnership - equity share (a)               1.9        7.1       6.5
                                                   -----      -----     -----
        TOTAL                                      473.2      368.7     327.3
                                                   =====      =====     =====

----------
(a)  Related to an investment in Ozark, which was sold in 1995.

TRANSPORTATION

        Delhi transports natural gas on its pipeline systems for third parties at negotiated fees. When transporting gas for others, Delhi does not take title but delivers equivalent amounts to designated locations. The core of Delhi's transportation business is moving gas for on-system producers who market their own gas. Delhi's transportation business complements its sales and gas processing businesses by generating incremental revenues and margins. Transportation volumes also may be available for purchase by Delhi during periods of peak demand to increase Delhi's supply base. Delhi's more than 100 points of interconnection with both intrastate and interstate pipeline systems facilitate its transportation business. Transportation services accounted for approximately 35% of Delhi's total systems throughput and 13% of its total gross margin in 1995, compared with 30% and 12%, in 1994.

GAS PROCESSING, NGLS MARKETING AND OTHER SERVICES

Gas Processing

        Natural gas processing involves the extraction of NGLs (ethane, propane, isobutane, normal butane and/or natural gasoline) from the natural gas stream, thereby removing some of the British thermal units ("Btus") from the gas. Delhi processes most of the gas moved on its pipeline systems in its own plants, which straddle its pipelines, and processes a smaller portion at third-party plants. Delhi has the processing rights under a substantial majority of its contracts with producers. By processing gas, Delhi captures the differential between the price obtainable for the Btus if sold as NGLs and the price obtainable for the Btus if left in the gas. Delhi has the ability to take advantage of such price differentials by utilizing additional processing capacity at operating plants, by choosing not to extract certain NGLs from the gas stream or, to a lesser extent, by starting up or idling processing plants. Delhi monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each plant's operation and the viability of starting up or idling individual plants. At February 29, 1996, 15 of Delhi's 20 plants were operating.

        The following table sets forth information about Delhi's processing plants as of December 31, 1995:

  PROCESSING PLANTS

                                              GROSS             GROSS
                                           NATURAL GAS           NGLS
                                            THROUGHPUT        PRODUCTION       TYPE OF
  LOCATION          PLANT NAME               CAPACITY          CAPACITY        PROCESS
  --------          ----------               --------          --------        -------
                                      (MILLIONS OF CUBIC   (THOUSANDS OF
                                         FEET PER DAY)    GALLONS PER DAY)
  Oklahoma (a)      El Reno                   75.0              248.0         Cryogenic
                    Custer Cryo               80.0              235.0         Cryogenic
                    Custer Lean Oil (b)       40.0               66.0         Refrig. oil absorption
                    Panther Creek             50.0              178.0         Cryogenic
                    Beaver                    55.0              128.0         Cryogenic
                    Woodward                  45.0              120.0         Cryogenic
                    Antelope Hills "B"        30.0               76.5         Cryogenic
                    Antelope Hills "A"        20.0               61.5         Cryogenic
                    Stephens                  30.0               74.0         Cryogenic
                    Watonga "A" (b)           25.0               52.0         Cryogenic
                    Watonga "B" (b)           15.0               50.0         Cryogenic
  East Texas        Grapeland                165.0              200.0         Cryogenic
                    Longview                 100.0              180.0         Cryogenic
                    East Texas                90.0              120.0         Cryogenic
  West Texas        Coyanosa                 100.0              260.0         Cryogenic
  South Texas       Three Rivers              30.0              100.0         Cryogenic
                    Pettus                    30.0               80.0         Cryogenic
                    Laredo                    25.0               40.0         Refrig. oil absorption
  Louisiana         Ruston "A" (b)(c)         16.0               18.0         Refrigeration
                    Ruston "B" (b)(c)         16.0               18.0         Refrigeration
                                           -------            -------
  Total                                    1,037.0            2,305.0
                                           =======            =======

-----------
(a) Plants in Oklahoma are 50% owned (plants in all other states are 100% owned).
(b) Idle at December 31, 1995.
(c) Written down to net realizable value in June 1994 as part of the asset disposition plan.

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

        Delhi also receives fees for providing treating services for producers whose gas requires the removal of various impurities to make it marketable.
The impurities may include water, carbon dioxide or hydrogen sulfide. Delhi owns and operates its own treating facilities, including six sulfur plants. The ability to offer treating services to producers gives Delhi a competitive advantage in acquiring gas supplies in east Texas, where much of the gas produced is not pipeline-quality gas.

NGLs Marketing

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

        Delhi has transportation, fractionation and exchange agreements for the movement of NGLs to market. Delhi sells NGLs to a variety of purchasers including petrochemical companies, refiners, retailers, resellers and trading companies. In 1995, Delhi marketed 289 million gallons ("mmgal") of NGLs to over 45 different customers at spot market prices. In the past, Delhi has entered into agreements with third parties to store NGLs, in order to provide the flexibility to delay NGLs sales until demand and prices are higher.

        Delhi's NGLs sales volumes totaled 289 mmgal, 276 mmgal and 282 mmgal in 1995, 1994 and 1993, respectively. In addition, NGLs volumes which Delhi processed for third parties for a fee totaled 29 mmgal, 30 mmgal and 46 mmgal in 1995, 1994 and 1993, respectively. Gas processing unit margins averaged 9 cents per gallon in 1995 (7 cents per gallon in the fourth quarter), compared with 6 cents per gallon in 1994 (10 cents per gallon in the fourth quarter) and 6 cents per gallon in 1993 (1 cent per gallon in the fourth quarter).

Other Services

        In June 1995, Delhi received FERC approval to market wholesale electric power and began limited trading in December. Management believes that the electric power business is a natural extension of and a complement to its existing energy services. This added service should eventually enable Delhi to offer both gas and electric services to those industrial and commercial customers who can readily switch energy sources. Delhi also intends to pursue opportunities to convert its gas into electricity to capture summer peaking premiums.

DERIVATIVE INSTRUMENTS

        In the normal course of its business, Delhi is exposed to market risk, or uncertainty in operating results from fluctuating prices of natural gas purchases or sales. Delhi uses commodity-based derivative instruments such as exchange-traded futures contracts and options and over-the-counter commodity swaps and options to manage its exposure to market risk. These instruments are utilized mainly on a short-term basis, with most positions opened and closed within a month's business. While derivative instruments are generally used to reduce risks from unfavorable price movements, they may also limit the opportunity to benefit from favorable movements. Delhi's strategic approach is to limit its use of derivative instruments to hedging activities. Accordingly, changes in the fair value of these instruments are generally offset by price changes in the underlying natural gas transactions. For additional information regarding derivative instruments, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 2. Summary of Principal Accounting Policies - Derivative Instruments and - 22. Derivative Instruments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Cash Flows - Derivative Instruments" for the Delhi Group.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

        Property, plant and equipment additions for the Delhi Group were $50.0 million, $32.1 million and $42.6 million in 1995, 1994 and 1993, respectively.

        During the three years 1993-1995, expenditures were primarily related to the connection of new dedicated natural gas reserves, the purchase of new facilities and the improvement and upgrading of existing facilities. Expenditures in 1995 included amounts for pipeline construction projects in east Texas and southern Oklahoma and the purchase of gathering lines in Oklahoma and south Texas. For information concerning capital expenditures for environmental controls in 1993, 1994 and 1995 and estimated capital expenditures for such purposes in 1996 and 1997, see "Environmental Matters."

        Capital expenditures in 1996 are expected to be approximately $75 million. Projects include a major expansion of treating, gathering and transmission facilities in east Texas to primarily service the rapidly developing Pinnacle Reef gas play and an expansion of gathering systems in Oklahoma. During 1996, Delhi will continue to target additional expenditures to connect dedicated gas reserves by the expansion or acquisition of gas gathering, processing and transmission assets.

        Depreciation, depletion and amortization costs for Delhi were $24.8 million, $30.1 million and $36.3 million in 1995, 1994 and 1993, respectively. The decline during this three-year period primarily reflected effects of the 1994 asset disposition plan.

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

FERC Regulation

        As a gas gatherer and an operator of intrastate pipelines, Delhi is generally exempt from regulation under the Natural Gas Act of 1938 ("NGA"). In the second quarter of 1995, Delhi sold its 25% partnership interest in Ozark, which was subject to FERC regulations under the NGA and the Natural Gas Policy Act of 1978 ("NGPA"). The FERC exercises jurisdiction over transportation services provided by Delhi under Section 311 of the NGPA. This jurisdiction is limited to a review of the rates, terms and conditions of such services. In addition, Delhi is able to make sales for resale in interstate commerce at market-based rates pursuant to blanket authority issued by the FERC under Order No. 547.

ENVIRONMENTAL MATTERS

        The Delhi Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The
Environmental Affairs and Safety organization has the responsibility to ensure that the Delhi Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations.

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

Air

        The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the Delhi Group is on its compressor stations and its processing plants. The amendments establish attainment deadlines and control requirements based on the severity of air pollution in a geographical area. All facilities that are major sources as defined by the CAA will require Title V permits. Delhi anticipates that such permits will be required on approximately 15 processing and treating plants located in Oklahoma and Texas beginning in mid-1996.

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

Capital Expenditures

        The Delhi Group's capital expenditures for environmental controls were $5.5 million, $4.6 million and $4.5 million in 1995, 1994 and 1993, respectively. The Delhi Group currently expects such expenditures to approximate $8 million in 1996 with the increase over 1995 primarily a consequence of the planned increase in total capital spending. Predictions beyond 1996 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Delhi Group anticipates that environmental capital expenditures will be about $9 million in 1997; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed. Expenditures for environmental controls include amounts for projects which, while benefitting the environment, also enhance operating efficiencies.

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

        Several steel production facilities and interests in two liquefied natural gas tankers are leased. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 17. Leases."

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

        Unless otherwise indicated, all reserves shown are as of December 31, 1995.

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

MARATHON GROUP

Environmental Proceedings

        The following is a summary of proceedings attributable to the Marathon Group that were pending or contemplated as of December 31, 1995, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. LEGAL PROCEEDINGS " above takes such matters into account.

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

        At December 31, 1995, USX had been identified as a PRP at a total of 19 CERCLA sites related to the Marathon Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with each of these sites will be under $1 million per site and most will be under $100,000.

        In addition, there are 10 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

        There are also 70 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. Based on currently available information, which is in many cases preliminary and incomplete, the Marathon Group believes that its liability for cleanup and remediation costs in connection with 36 of these sites will be under $100,000 per site, another 26 sites have potential costs between $100,000 and $1 million per site and 6 sites may involve remediation costs between $1 million and $5 million per site.

        There is one location which involves a remediation program in cooperation with the Michigan Department of Natural Resources at a closed and dismantled refinery site located near Muskegon, Mich. During the next 10 to 20 years, the Marathon Group anticipates spending between $8 million and $12 million at this site. Anticipated expenditures for 1996 are $320,000.

        Additionally, the Marathon Group is involved with a voluntary corrective action program at its Robinson, Ill. refinery to remediate five Solid Waste Management Units at a total estimated cost of $5.5 million. As of December 31, 1995, $1.2 million of this amount remains to be spent. This program is expected to be completed during 1996.

        In September 1995, the Marathon Group was informed that the U. S. Environmental Protection Agency had referred two Notices of Violations ("NOVs") under the Clean Air Act to the U.S. Department of Justice for possible enforcement. The NOVs, which pertain to a boiler at the Marathon Group's Robinson, Illinois refinery, arise from alleged noncompliance with the State's opacity, particulate and carbon monoxide ("CO") air emission standards, and the operation of that unit without a permit. The Marathon Group contends that it is currently in compliance with the opacity, particulate and CO air emission standards, and that it operated the facility with a permit.

        The Illinois State Attorney General's ("AG") Office is challenging the integrity of the sewer system at the Marathon Group's Robinson refinery based, in part, on a release to the sewer that occurred in April 1993, and has recommended a civil penalty of $228,000. In October 1995, the Marathon Group notified the AG's Office that a compatibility study of the sewer system has been performed indicating that the system is compatible for the types of material which are discharged into it. This study was done in connection with a commitment the Marathon Group has made in its draft of the sewer inspection and repair program that also has been submitted to the AG's office. Marathon Group is negotiating with the AG's office regarding this program.

        In January 1994, the U.S. Environmental Protection Agency ("EPA") (Region 5, Chicago) served Marathon with a Complaint and Compliance Order for Resource Conservation and Recovery Act ("RCRA") violations at the Robinson refinery seeking a penalty of $298,990. The Complaint alleges that the refinery violated RCRA for failure to properly characterize the waste water from a truck rinse pad and to maintain records of such characterization and failure to file a Class I permit modification and to implement the Contingency Plan. This preceding has been settled for a fine of less than $100,000, and the Marathon Group has agreed to a supplemental environmental project.

        In February 1995, the EPA notified Marathon that it proposed to assess penalties in the amount of $526,100 for violating the general National Pollutant Discharge Elimination System ("NPDES") Permit under the Clean Water Act ("CWA") for the Cook Inlet,

Alaska. This amount is based primarily on clerical reporting errors and minor permit exceedances during the period of 1990 through 1994. Before the EPA proposed to assess the fine, Marathon conducted a comprehensive and voluntary self-evaluation of its permit compliance status for the 1990-1994 period for all of its Cook Inlet discharges. All findings were reported to the EPA along with actions taken or planned by Marathon. There is no evidence that these permit exceedances have harmed the environment. In addition, in June, 1995, Greenpeace, the Trustees for Alaska and the Alaska Center for the Environment filed a Complaint against Marathon and Unocal seeking an injunction against discharging pollutants from their facilities, a declaratory judgment finding that Marathon and Unocal violated the NPDES permit and the CWA, and civil penalties. These cases have been settled whereby Marathon paid a civil penalty of $65,000 to the U. S. government and made a contribution of $348,000 to an environmental program sponsored by the Cook Inlet Keeper.

U. S. STEEL GROUP

B&LE Litigation

        In 1994, judgments against the Bessemer & Lake Erie Railroad ("B&LE") in the amount of approximately $498 million, plus interest, in the Lower Lake Erie Iron Ore Antitrust Litigation were upheld and have been paid. In addition, claims of two plaintiffs were remanded for retrial of their damages (Toledo World Terminal, Inc. v. B&LE). At trial these plaintiffs asserted claims of approximately $8 million, but were awarded only nominal damages by the jury. A new trial date has not been set. Any damages awarded in a new trial may be more or less than $8 million and would be subject to trebling.

        A trial in a further related lawsuit (Pacific Great Lakes Corporation v. B&LE) filed under the Ohio Valentine Act in the Cuyahoga County (Ohio) Court of Common Pleas in September 1995 was concluded in February 1996 with a jury verdict finding no injury to the plaintiffs.

        The B&LE was a wholly owned subsidiary of USX throughout the period the conduct occurred. It is now a subsidiary of Transtar, Inc. ("Transtar") in which USX has a 46% equity interest. USX is obligated to reimburse Transtar for judgments against the B&LE in these matters.

Fairfield Agreement Litigation

        In 1990, USX and two former officials of the United Steelworkers of America ("USWA") were convicted of violating Section 302 of the Taft-Hartley Act by reason of USX's grant of retroactive leaves of absence to union officials, which qualified them to receive pensions from USX. In addition, USX was convicted of mail fraud in the same proceedings. The U. S. District Court imposed a $4.1 million fine on USX and ordered USX to make restitution to the United States Steel and Carnegie Pension Fund of approximately $300,000. The verdict was affirmed on appeal and, in 1995, the fine and the restitution were paid. In a separate proceeding, a former executive officer of USX pleaded guilty to a related misdemeanor.

        A related civil class action was commenced against USX and USWA in 1989 (Cox, et al. v. USX, et al.) and was dismissed by the trial court by entry of summary judgment in favor of USX and USWA in 1991. The summary judgment was reversed by the U. S. Court of Appeals for the 11th Circuit in 1994 and the matter reinstated and returned to the trial court. In that civil class action, the plaintiffs' complaint asserts five causes of action arising out of conduct that was the subject of USX's 1990 criminal conviction and that allegedly relates to the negotiation of a 1983 local labor agreement which resulted in the reopening of USX's Fairfield Works in 1984. The causes of action include claims asserted under the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Employee Retirement Income Security Act ("ERISA"), specifically alleging that USX granted leaves of absence and pensions to union officials with intent to influence their approval, implementation and interpretation of the 1983 Fairfield Agreement. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling. USX and USWA have denied any liability to the plaintiffs and are vigorously defending these claims. A jury trial is currently scheduled to begin on September 30, 1996, in the U. S. District Court for the Northern District of Alabama.

Aloha Stadium Litigation

        A jury trial commenced in late June 1993, in a case filed in the Circuit Court of the First Circuit of Hawaii by the State of Hawaii alleging, among other things, that the weathering steel, including USS COR- TEN Steel, which was incorporated into the Aloha Stadium was unsuitable for the purpose used. The State sought damages of approximately $97 million for past and future repair costs and also sought treble damages and punitive damages for deceptive trade practices and fraud, respectively. On October 1, 1993, the jury returned a verdict finding no liability on the part of U. S. Steel. In January 1994, the State appealed the decision to the Supreme Court of Hawaii.

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

Securities Litigation

        In July 1993, a class action was filed in the U.S. District Court for the Western District of Pennsylvania (Finkel v. Lehman Brothers, et al.) naming as defendants USX, Messrs. C.A. Corry, R.M. Hernandez and L.B. Jones, officers of the Corporation, and the underwriters in a public offering of 10 million shares of Steel Stock completed on July 29, 1993. The complaint alleges that the Corporation's prospectus and registration statement was false and misleading with respect to the effect of unfairly traded imports on the domestic steel industry and the then pending ITC proceedings and seeks as damages the difference between the public offering price and the value of the shares at the time the action was brought or the price at which shares were disposed of prior to filing the suit. Two additional actions (Snyder v. USX, et al. and Erenberg v. USX, et al.) involving essentially the same issues were filed in August 1993 in the same court and added Mr. T. J. Usher, also an officer, as a defendant. In January, 1996, these consolidated cases were settled for the payment of $8.5 million, subject to approval of the Court. A fairness hearing is scheduled in March 1996.

Environmental Proceedings

        The following is a summary of the proceedings attributable to the U. S. Steel Group that were pending or contemplated as of December 31, 1995, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. LEGAL PROCEEDINGS" above takes such matters into account.

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

        At December 31, 1995, USX had been identified as a PRP at a total of 28 CERCLA sites related to the U. S. Steel Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with ten of these sites will be between $100,000 and $1 million per site and nine will be under $100,000.

        At one site, U. S. Steel's former Duluth, Minn. Works, USX has spent approximately $6 million and currently estimates that it will spend another $4 million. The Duluth Works was listed by the Minnesota Pollution Control Agency ("MPCA") under the Minnesota Environmental Response and Liability Act (MERLA) on its Permanent List of Priorities. USX signed a Response Order by Consent (Order) with the MPCA in 1985 under which USX agreed to perform a Remedial Investigation and Feasibility Study ("RI/FS") for a portion of Duluth Works, primarily focusing on the coke plant area. After completion of the RI/FS, the Order required USX to conduct the selected response action. The RI/FS was completed in 1988, and the response actions for various operable units of the Duluth Works site were selected in the MPCA's 1989 Record of Decision ("ROD"). The EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. As a result of negotiations with EPA in October of 1995, USX has agreed to consider an engineering study of the estuary sediments and the construction of a breakwater in the estuary.
Depending upon the method and extent of remediation at this site, future costs, which are presently unknown and indeterminable, may exceed existing estimates.

        At the remaining eight sites, USX has no reason to believe that its share in the remaining cleanup costs at any single site will exceed $5 million, although it is not possible to accurately predict the amount of USX's share in any final allocation of such costs. Following is a summary of the status of the eight sites:

    1. In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. ("MIDC") site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately
        $3 million, of which USX paid $2.5 million. The EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the Pennsylvania Department of Environmental Resources ("PaDER") placed the site on the Pennsylvania State Superfund list and began a RI/FS which is continuing. It is not possible to estimate accurately the cost of any remediation or USX's share in any final allocation formula; however, based on presently available information, USX may have been responsible for approximately 70% of the waste material deposited at the site. On October 10, 1995, the U.S. Department of Justice ("DOJ") filed a complaint in the U.S. District Court for Western Pennsylvania against USX and other MIDC defendants to recover alleged costs incurred at the site. USX's share of such costs is approximately $400,000.

    2. In 1989, a consent decree negotiated between the EPA and USX was entered in the U.S. District Court of New Jersey requiring USX to undertake remedial work at the Tabernacle Drum Dump site in Tabernacle, N.J. USX has expended $3.5 million in completing the remedial design and in constructing the treatment system. Additionally, the Department of Justice filed a complaint in 1990 against USX and a waste disposal firm seeking recovery of $1.7 million expended by the EPA in conducting a RI/FS for the site. USX cross claimed against the waste disposal firm, and its successor in ownership, which improperly disposed of the waste material. On June 14, 1994, a settlement was reached with the codefendant waste disposal firm requiring it to pay $1.7 million to settle the EPA's cost claims and to pay USX $300,000. The EPA has not released USX from future liability.

    3. USX participated with 35 other PRPs in performing removal work at the Ekotek/Petrochem site in Salt Lake City, Utah under the terms of a 1991 administrative order negotiated with the EPA. The removal work was completed in 1992 at a cost of over $9 million. In July 1992, the PRP Remediation Committee negotiated an administrative order on consent to perform a RI/FS of the site. The RI/FS was completed in 1995. A remediation plan estimated to cost $16.6 million was proposed by the EPA in 1995. The PRP's are proposing a remedy estimated to cost $6 million. A ROD is expected to be issued in 1996. USX has contributed approximately $550,000 through 1995 towards completing the removal work and performing the RI/FS. USX's proportionate share of costs presently being used by the PRP Remediation Committee is approximately 5% of the participating PRPs. The PRP Remediation Committee commenced cost recovery litigation against approximately 1,100 non-participating PRPs. A number of these defendants have settled their liability or joined the PRP Remediation Committee. There are approximately 375 defendants remaining in the case.

    4. USX owns a 51% economic interest in RMI Titanium Company ("RMI") which has been identified as a PRP (together with 31 other companies) at the Fields Brook Superfund site in Ashtabula, Ohio. In 1986, the EPA estimated the cost of remediation at $48 million. Recent studies, together with improved remediation technology and redefined cleanup standards have resulted in an estimate of the remediation cost of approximately $25 million. The actual cost of remediation may vary from the estimate depending upon any number of factors.

        The EPA, beginning in March 1989, ordered 22 of the PRP's to conduct a design phase study for the sediment operable unit and a source control study, which studies are currently estimated to cost $19 million. RMI, working cooperatively with 14 others, is complying with the order and has accrued and has been paying its portion of the cost of such compliance. It is anticipated that the studies will be completed no earlier than late 1996. Actual cleanup is not expected to commence prior to mid-1997. RMI's share of the study costs has been established at 9.95%. In June 1995, RMI and 12 others entered into a Phase 2 (actual cleanup) allocation agreement which assigns 9.44% of the cost to RMI. However, actual percentages may be more or less based on contributions from other parties which are not currently participating in the Phase 2 allocation agreement.

    5. The Buckeye Reclamation Landfill, near St. Clairsville, Ohio, has been used at various times as a disposal site for coal mine refuse and municipal and industrial waste. USX is one of 15 PRPs that have indicated a willingness to enter into an agreed order with the EPA to perform a remediation of the site. Until there is a final determination of each PRP's proportionate share at the site, USX has agreed to accept a share of 9.26% under an interim allocation agreement among all 15 PRPs. Since 1992, USX has spent approximately $250,000 at the site, primarily on remedial design work estimated to total $2.5 million. Implementation of the remedial design plan, resulting in a long-term cleanup of the site, is estimated to cost approximately $21.5 million. The PRPs have proposed an alternative remedy that is estimated to cost $10 to $12 million. One of the PRPs filed suit against the EPA, the Ohio EPA, and 13 PRPs including USX. The EPA, in turn, has filed suit against the PRPs to recover $1.5 million in oversight costs.

    6. The Berks Associates/Douglassville Site ("Site") is situated on a 50 acre parcel located on the Schuylkill River in Berks County, Pennsylvania. Used oil and solvent reprocessing operations were conducted on the Site between 1941 and 1986. The EPA undertook the dismantling of the Site's former processing area and instituted a cost recovery suit in July 1991 against 30 former Site customers, as potentially responsible parties to recover $8 million it expended in the process area dismantling. The 30 PRPs targeted by the EPA joined over 400 additional PRPs in the EPA's cost recovery litigation. On June 30, 1993, the EPA issued a unilateral administrative order to the original 30 PRPs ordering remediation which the EPA estimates will cost over $70 million. USX has received a settlement proposal from the EPA to settle all claims for past and future costs against USX for $1.1 million.

    7. The Helen Kramer Landfill in New Jersey is a hazardous waste site that has been remediated at a cost of $117 million. Operation and maintenance of this landfill are estimated to cost an additional $63 million. Wastes from USX's former New Haven Works are alleged to have been taken to the site. There are about 265 defendants in this case with a motion pending to add another 30. All litigation proceedings have been stayed pending the completion of a comprehensive database for allocating liability shares. U. S. Steel has fully participated in the information gathering of this database and the allocation sessions. On February 2, 1996, USX was informed that it had been allocated a 0.4% share.

    8. In 1987 the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near
        Pittsburg, California. Records indicate that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid which were eventually taken to this landfill for disposal. The DHS recently requested that an interim remediation of one of the plumes of site contamination be carried out as soon as possible. The Generators' Cooperative Group has agreed to fund the interim remediation which is expected to cost approximately $400,000, of which U. S. Steel paid $43,175. U. S. Steel's allocated share among all PRPs at this site is 10%. Total remediation costs could exceed $20 million.

        In addition, there are 25 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

        There are also 41 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state. Based on currently available information, which is in many cases preliminary and incomplete, the U. S. Steel Group believes that its liability for cleanup and remediation costs in connection with seven of these sites will be under $100,000 per site, another nine sites have potential costs between $100,000 and $1 million per site, and five sites may involve remediation costs between $1 million and $5 million. Potential costs associated with remediation at 15 of the sites are not presently determinable.

        Two sites, USX's Gary Works and Clairton Works, are expected to have costs of cleanup and remediation in excess of $5 million. Following is a discussion of activities at these two sites.

        Gary

        In 1988, the United States filed an action in the U.S. District Court, Northern District of Indiana, for alleged violations of its NPDES permit effluent limitations and proposed including Gary Works on the EPA's List of Violating Facilities under Section 508 of the Clean Water Act based upon the EPA's allegations of continuing or recurring noncompliance with clean water standards at the facility. A consent decree signed by USX and approved by the court in 1990 requires USX to pay a civil penalty of $1.6 million, to spend up to $7.5 million to study and implement a program to remediate the sediment in a portion of the Grand Calumet River and to comply with specified wastewater control requirements entailing up to $25 million for new control equipment. In addition, the EPA withdrew the proposal to include Gary Works on the List of Violating Facilities. USX has agreed to develop a sediment remediation plan for the section of the Grand Calumet River that runs through Gary Works. As proposed, this project would require five to six years to complete after approval and would be followed by an environmental recovery validation. The estimated program cost, which has been accrued, is approximately $30 million. USX is negotiating a consent decree with the EPA which will provide for the expanded sediment remediation program and will resolve alleged violations of the prior consent decree and NPDES permit since 1990. USX has reached an agreement in principle with the EPA to pay civil penalties of $2.9 million for alleged violations of the Clean Water Act at Gary Works.

        On November 16, 1994, USX received a Notice of Violation from IDEM alleging violations of regulations concerning the management of hazardous wastes at USX's Gary Works. With the Notice of Violation, IDEM included a proposed settlement agreement which would require Gary Works to initiate certain remediation and study programs and pay a civil penalty of $1.8 million. USX submitted a detailed response in rebuttal of the allegations.

        The IDEM has issued Notices of Violation to USX's Gary Works alleging violations of air pollution requirements, including allegations that one source was not in compliance from 1982 to 1994. USX and IDEM have been involved in negotiations since the fall of 1994 in an attempt to resolve these matters. At a meeting between USX and IDEM in November 1994, the IDEM representatives orally conveyed an initial penalty demand of $52 million which reflects their calculation of the economic benefit that IDEM alleges USX received by not complying with the statutory requirements. USX has reached an agreement in principle with the IDEM to pay a $6 million penalty and to install additional pollution control equipment and programs costing approximately $75 million over a period of several years.

        USX reached an agreement in principle with the EPA in January 1996 to pay $178,500 for penalties for failure to report the use of several chemicals at Gary Works in 1991 to 1993 pursuant to the Emergency Planning and Community Right-to-Know law.

        In April 1995, U. S. Steel began negotiations with the EPA on a RCRA Corrective Action Order for Gary Works. The parties have reached an agreement in principle on the language for the Order which will require USX to perform a RCRA Facility Investigation ("RFI") and a Corrective Measures Study ("CMS") at Gary Works.

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

        On October 5, 1994, USX received an administrative complaint issued by the EPA alleging that USX's Clairton Works and Mon Valley Works were in violation of regulations requiring the installation and operation of Continuous Emission Monitoring ("CEM") equipment on certain air emission sources. USX has reached an agreement with the EPA to resolve the allegations under which USX was required to install, maintain, and operate CEM equipment. In addition, USX paid a civil penalty of $125,000 in April 1995 in satisfaction of the settlement agreement.

Other Sites

        In January 1992, USX commenced negotiations with the EPA regarding the terms of an administrative order on consent, pursuant to the RCRA, under which USX would perform a RFI and a CMS at USX's Fairless Works. During 1993, USX commenced the RFI/CMS which will require over three years to complete at an approximate cost ranging from $2 million to $3 million. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at Fairless Works.


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

        In December 1995, USX reached an agreement in principle with the EPA and the DOJ with respect to alleged RCRA violations at the Fairfield Works. Under the agreement, USX will pay a civil penalty of $1 million, design and implement two Supplemental Environmental Projects costing not less than $1.5 million in the aggregate as well as implementing RCRA corrective action at the facility.

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

        As of February 29, 1996, there were 99,744 registered holders of Marathon Stock, 75,614 registered holders of Steel Stock and 152 registered holders of Delhi Stock.

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

        Dividends on Steel Stock are further limited to the Available Steel Dividend Amount. Net losses of the Marathon Group and the Delhi Group and distributions on Marathon Stock, Delhi Stock and on any preferred stock attributed to the Marathon Group or the Delhi Group will not reduce the funds available for declaration and payment of dividends on Steel Stock unless the legally available funds of USX are less than the Available Steel Dividend Amount. Dividends on Delhi Stock are further limited to the Available Delhi Dividend Amount. Net losses of the Marathon Group and the U. S. Steel Group and distributions on Marathon Stock, Steel Stock and on any preferred stock attributed to the Marathon Group or the U. S. Steel Group will not reduce the funds available for declaration and payment of dividends on Delhi Stock unless the legally available funds of USX are less than the Available Delhi Dividend Amount. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 22. Dividends."

        The Board has adopted certain policies with respect to the Marathon Group, the U. S. Steel Group and the Delhi Group, including, without limitation, the intention to: (i) limit capital expenditures of the U. S. Steel Group over the long term to an amount equal to the internally generated cash flow of the U. S. Steel Group, including funds generated by sales of assets of the U. S. Steel Group, (ii) sell assets and provide services between any of the Marathon Group, the U. S. Steel Group and the Delhi Group only on an arm's-length basis and (iii) treat funds generated by sales of Marathon Stock, Steel Stock or Delhi Stock and securities convertible into such stock as assets of the Marathon Group, the U. S. Steel Group, or the Delhi Group, as the case may be, and apply such funds to acquire assets or reduce liabilities of the Marathon Group, the U. S. Steel Group or the Delhi Group, respectively. These policies may be modified or rescinded by action of the Board, or the Board may adopt additional policies, without the approval of holders of the three classes of USX common stock, although the Board has no present intention to do so.

Fiduciary Duties of the Board; Resolution of Conflicts

        Under Delaware law, the Board must act with due care and in the best interest of all the stockholders, including the holders of the shares of each class of USX common stock. The interests of the holders of any class of USX common stock may, under some circumstances, diverge or appear to diverge. Examples include the optional exchange of Steel Stock for Marathon Stock at the 10% premium or of Delhi Stock for Marathon Stock or Steel Stock at the 10% premium or 15% premium, as the case may be, the determination of the record date of any such exchange or for the redemption of any Steel Stock or Delhi Stock; the establishing of the date for public announcement of the liquidation of USX and the commitment of capital among the Marathon Group, the U. S. Steel Group and the Delhi Group.

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

ITEM 6. SELECTED FINANCIAL DATA
        USX - Consolidated

                                                                         DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                        -----------------------------------------------------------------------
                                                          1995            1994           1993            1992              1991
                                                          ----            ----           ----            ----              ----
STATEMENT OF OPERATIONS DATA:
   Sales                                                $20,922         $19,330        $18,057         $17,813           $18,825
   Operating income (loss)                                  604             861             56              70              (259)
   Operating income includes:
      Inventory market valuation charges (credits)          (70)           (160)           241             (62)              260
      Restructuring charges (credits)                        (6)             37             42             125               426
      Impairment of long-lived assets                       675               -              -               -                 -
   Total income (loss) before extraordinary loss
      and cumulative effect of changes in
      accounting principles                                 221             501           (167)           (160)             (578)
   Net income (loss)                                    $   214         $   501        $  (259)        $(1,826)          $  (578)
   Dividends on preferred stock                             (28)            (31)           (27)             (9)               (9)
                                                        -------         -------        -------         -------           -------
   Net income (loss) applicable to
      common stocks                                     $   186         $   470        $  (286)        $(1,835)          $  (587)


--------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
MARATHON STOCK:
   Total income (loss) before extraordinary loss and
      cumulative effect of changes in accounting
      principles applicable to Marathon Stock           $   (87)        $   315        $   (12)        $   103           $   (78)
   Per share (a)-primary and fully diluted
      (in dollars)                                         (.31)           1.10           (.04)            .37              (.31)


   Net income (loss) applicable to
      Marathon Stock                                        (92)            315            (35)           (228)              (78)
   Per share (a)-primary and fully diluted
      (in dollars)                                         (.33)           1.10           (.12)           (.80)             (.31)

   Dividends paid (b) (in dollars)                          .68             .68            .68            1.22              1.31
   Book value (in dollars)                                 9.99           11.01          10.58           11.37             12.45

STEEL STOCK:
   Total income (loss) before extraordinary loss and
      cumulative effect of changes in accounting
      principles applicable to Steel Stock              $   279         $   176        $  (190)        $  (274)          $  (509)
   Per share (a)  -primary (in dollars)                    3.53            2.35          (2.96)          (4.92)           (10.00)
                  -fully diluted (in dollars)              3.43            2.33          (2.96)          (4.92)           (10.00)

   Net income (loss) applicable to Steel Stock              277             176           (259)         (1,609)             (509)
   Per share (a)  -primary (in dollars)                    3.51            2.35          (4.04)         (28.85)           (10.00)
                  -fully diluted (in dollars)              3.41            2.33          (4.04)         (28.85)           (10.00)

   Dividends paid (b) (in dollars)                         1.00            1.00           1.00            1.00               .94
   Book value (in dollars)                                16.10           12.01           8.32            3.72             32.68

(Footnotes presented on the following page.)

SELECTED FINANCIAL DATA (CONTD.)
USX - CONSOLIDATED (CONTD.)

                                                                         DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                        -----------------------------------------------------------------------
                                                          1995            1994           1993            1992              1991
                                                          ----            ----           ----            ----              ----
DELHI STOCK OUTSTANDING SINCE OCTOBER 2, 1992:
    Net income (loss) applicable to outstanding
       Delhi Stock                                      $    1          $  (21)        $    8          $    2
    Per common share-primary and fully diluted
       (in dollars)                                        .12           (2.22)           .86             .22

    Dividends paid  (in dollars)                           .20             .20            .20             .05
    Book value (in dollars)                              11.88           12.09          14.50           13.83

-------------
(a) For purposes of computing Marathon Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be the same as the corresponding numbers of shares of USX common stock. For computing Steel Stock per share data for periods prior to May 7, 1991, the number of shares are assumed to be one-fifth of the corresponding number of shares of USX common stock.
(b) The initial dividends on the Marathon Stock and Steel Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the Marathon Group and the U. S. Steel Group based upon the relationship of the initial dividends on Marathon Stock and Steel Stock.

BALANCE SHEET DATA-DECEMBER 31:
    Capital expenditures-for year                       $ 1,016         $ 1,033        $ 1,151         $ 1,505           $ 1,392
    Total assets                                         16,743          17,517         17,414          17,252            17,039
    Capitalization:
       Notes payable                                    $    40         $     1        $     1         $    47           $    79
       Total long-term debt                               4,937           5,599          5,970           6,302             6,438
       Total proceeds from production
         agreements                                           -               -              -               -                17
       Minority interest including preferred
         stock of subsidiary                                250             250              5              16                37
       Preferred stock                                        7             112            112             105               105
       Common stockholders' equity                        4,321           4,190          3,752           3,604             4,882
                                                        -------         -------        -------         -------           -------
               Total capitalization                     $ 9,555         $10,152        $ 9,840         $10,074           $11,558
                                                        =======         =======        =======         =======           =======
    Ratio of earnings to fixed charges                     1.63            2.08           (a)             (a)               (a)

    Ratio of earnings to combined fixed
       charges and preferred stock dividends               1.50            1.92           (b)             (b)               (b)

--------------
(a) Earnings did not cover fixed charges by $281 million in 1993, $197 million in 1992 and $681 million in 1991.
(b) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million in 1993, $211 million in 1992 and $696 million in 1991.

SELECTED FINANCIAL DATA (CONTD.)
USX - MARATHON GROUP

                                                                         DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                        -----------------------------------------------------------------------
                                                          1995            1994           1993            1992              1991
                                                          ----            ----           ----            ----              ----
STATEMENT OF OPERATIONS DATA:
    Sales                                               $13,871         $12,757        $11,962         $12,782           $13,975
    Operating income                                        105             584            169             304               358
    Operating income includes:
       Inventory market valuation charges (credits)         (70)           (160)           241             (62)              260
       Restructuring charges                                  -               -              -             115                24
       Impairment of long-lived assets                      659               -              -               -                 -
    Total income (loss) before extraordinary loss
       and cumulative effect of changes in
       accounting principles                                (83)            321             (6)            109               (71)
    Net income (loss)                                   $   (88)        $   321        $   (29)        $  (222)          $   (71)

    Dividends on preferred stock                             (4)             (6)            (6)             (6)               (7)
                                                        -------         -------        -------         -------           -------
    Net income (loss) applicable to Marathon
       Stock                                            $   (92)        $   315        $   (35)        $  (228)          $   (78)


--------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (IN DOLLARS) (a)

    Total income (loss) before extraordinary loss
       and cumulative effect of changes in
       accounting principles
       - primary and fully diluted                      $  (.31)        $  1.10        $  (.04)        $   .37           $  (.31)
    Net income (loss)-primary and fully diluted            (.33)           1.10           (.12)           (.80)             (.31)
    Dividends paid (b)                                      .68             .68            .68            1.22              1.31
    Book value                                             9.99           11.01          10.58           11.37             12.45


--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA-DECEMBER 31:
    Capital expenditures-for year                       $   642         $   753        $   910         $ 1,193           $   960
    Total assets                                         10,109          10,951         10,822          11,141            11,644

    Capitalization:
       Notes payable                                    $    31         $     1        $     1         $    31           $    56
       Total long-term debt                               3,720           4,038          4,297           3,945             4,419
       Total proceeds from production
         agreements                                           -               -              -               -                17
       Preferred stock of subsidiary                        182             182              -               -                 -
       Preferred stock                                        -              78             78              78                80
       Common stockholders' equity                        2,872           3,163          3,032           3,257             3,215
                                                        -------         -------        -------         -------           -------
                Total capitalization                    $ 6,805         $ 7,462        $ 7,408         $ 7,311           $ 7,787
                                                        =======         =======        =======         =======           =======

-------------
(a) For purposes of computing Marathon Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be the same as the corresponding numbers of shares of USX common stock.
(b) The initial dividends on Marathon Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the Marathon Group based upon the relation of the initial dividends on Marathon Stock and Steel Stock.

SELECTED FINANCIAL DATA (CONTD.)
USX - U. S. STEEL GROUP

                                                                         DOLLARS IN MILLIONS (EXCEPT AS NOTED)
                                                        -----------------------------------------------------------------------
                                                          1995            1994           1993            1992              1991
                                                          ----            ----           ----            ----              ----
STATEMENT OF OPERATIONS  DATA:
  Sales                                                 $6,456          $6,066         $5,612         $ 4,919           $ 4,864
  Operating income (loss)                                  481             313           (149)           (241)             (617)
  Operating income includes:
    Restructuring charges                                    -               -             42              10               402
    Impairment of long-lived assets                         16               -              -               -                 -
  Total income (loss) before extraordinary loss
    and cumulative effect of changes in
    accounting principles                                  303             201           (169)           (271)             (507)
  Net income (loss)                                     $  301          $  201         $ (238)        $(1,606)          $  (507)
  Dividends on preferred stock                             (24)            (25)           (21)             (3)               (2)
                                                        ------          ------         ------         -------           -------
  Net income (loss) applicable to Steel Stock           $  277          $  176         $ (259)        $(1,609)          $  (509)

-------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA (IN DOLLARS) (a)

  Total income (loss) before extraordinary loss
    and cumulative effect of changes in
    accounting principles
    -primary                                            $ 3.53          $ 2.35         $(2.96)        $ (4.92)          $(10.00)
    -fully diluted                                        3.43            2.33          (2.96)          (4.92)           (10.00)
  Net income (loss)-primary                               3.51            2.35          (4.04)         (28.85)           (10.00)
    -fully diluted                                        3.41            2.33          (4.04)         (28.85)           (10.00)
  Dividends paid (b)                                      1.00            1.00           1.00            1.00               .94
  Book value                                             16.10           12.01           8.32            3.72             32.68

-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA-DECEMBER 31:
  Capital expenditures-for year                         $  324          $  248         $  198         $   298           $   432
  Total assets                                           6,521           6,480          6,629           6,251             5,627

  Capitalization:
    Notes payable                                       $    8          $    -         $    -         $    15           $    23
    Total long-term debt                                 1,016           1,453          1,562           2,259             2,019
    Minority interest including preferred
     stock of subsidiary                                    64              64              5              16                37
    Preferred stock                                          7              32             32              25                25
    Common stockholders' equity                          1,337             913            585             222             1,667
                                                        ------          ------         ------         -------           -------
             Total capitalization                       $2,432          $2,462         $2,184         $ 2,537           $ 3,771
                                                        ======          ======         ======         =======           =======

-------------
(a) For purposes of computing Steel Stock per share data for periods prior to May 7, 1991, the numbers of shares are assumed to be one-fifth of the corresponding numbers of shares of USX common stock.
(b) The initial dividends on Steel Stock were paid on September 10, 1991; dividends paid prior to that date on the common stock were attributed to the U. S. Steel Group based upon the relationship of the initial dividends on Steel Stock and Marathon Stock.

SELECTED FINANCIAL DATA (CONTD.)
USX - DELHI GROUP (a)

                                                                         Dollars in millions (except as noted)
                                                        -----------------------------------------------------------------------
                                                          1995            1994           1993            1992              1991
                                                          ----            ----           ----            ----              ----
STATEMENT OF OPERATIONS  DATA:
  Sales                                                 $654.1          $566.9         $534.8          $457.8            $423.2
  Operating income (loss)                                 18.3           (35.8)          35.6            32.6              31.0
  Operating income includes:
    Restructuring charges (credits)                       (6.2)           37.4              -               -                 -
  Total income (loss) before extraordinary loss
    and cumulative effect of changes in
    accounting principle                                   4.0           (30.9)          12.2            18.6               7.2
  Net income (loss)                                     $  3.7          $(30.9)        $ 12.2          $ 36.5            $  7.2

  Dividends on preferred stock                             (.2)            (.1)           (.1)
  Net (income) loss applicable to the Retained
    Interest (b)                                          (2.4)           10.1           (4.3)
                                                        ------          ------         ------
  Net income (loss) applicable to Delhi Stock           $  1.1          $(20.9)        $  7.8

-------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA SINCE OCTOBER 2, 1992 (IN DOLLARS)
  Net income (loss)-primary and fully diluted           $  .12          $(2.22)        $  .86          $  .22
  Dividends paid                                           .20             .20            .20             .05
  Book value                                             11.88           12.09          14.50           13.83

-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA-DECEMBER 31:
  Capital expenditures-for year                         $ 50.0          $ 32.1         $ 42.6          $ 26.6            $ 18.6
  Total assets                                           624.3           521.2          583.4           564.5             583.8

  Capitalization:
    Notes payable                                       $  1.6          $    -         $    -          $   .7
    Total long-term debt                                 200.8           107.5          110.5            97.6
    Preferred stock of subsidiary                          3.8             3.8              -               -
    Preferred stock                                          -             2.5            2.5             2.5
    Common stockholders' equity                          112.2           169.3          203.0           193.6
                                                        ------          ------         ------          ------
      Total capitalization                              $318.4          $283.1         $316.0          $294.4
                                                        ======          ======         ======          ======

-----------
(a) The Delhi Group was established on October 2, 1992. The financial data for the periods prior to that date include the businesses of the Delhi Group, which were included in the Marathon Group.
(b) On June 15, 1995, USX eliminated the Marathon Group Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX-Delhi Group Common Stock).

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

                    THIS PAGE IS INTENTIONALLY LEFT BLANK

USX


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTARY
DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                               PAGE
                                                               ----
Explanatory Note Regarding Financial Information........       U-2

Management's Report.....................................       U-3

Audited Consolidated Financial Statements:
 Report of Independent Accountants......................       U-3
 Consolidated Statement of Operations...................       U-4
 Consolidated Balance Sheet.............................       U-6
 Consolidated Statement of Cash Flows...................       U-7
 Consolidated Statement of Stockholders' Equity.........       U-8
 Notes to Consolidated Financial Statements.............       U-10

Selected Quarterly Financial Data.......................       U-29

Principal Unconsolidated Affiliates.....................       U-30

Supplementary Information...............................       U-30

Five-Year Operating Summary - Marathon Group............       U-35

Five-Year Operating Summary - U. S. Steel Group.........       U-36

Five-Year Operating Summary - Delhi Group...............       U-37

Management's Discussion and Analysis....................       U-38

USX

EXPLANATORY NOTE REGARDING FINANCIAL INFORMATION

Although the financial statements of the Marathon Group, the U. S.
Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U.S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX-Marathon Group Common Stock, USX-U.S. Steel Group Common Stock and USX-Delhi Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock.

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


Thomas J. Usher                  Robert M. Hernandez          Lewis B. Jones
Chairman, Board of Directors     Vice Chairman                Vice President
& Chief Executive Officer        & Chief Financial Officer    & Comptroller


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of USX Corporation:

In our opinion, the accompanying consolidated financial statements appearing on pages U-4 through U-28 present fairly, in all material respects, the financial position of USX Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 4, page U-12, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets. As discussed in Note 1, page U-11, in 1993 USX adopted new accounting standards for postemployment benefits and for retrospectively rated insurance contracts.

Price Waterhouse LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 13, 1996

CONSOLIDATED STATEMENT OF OPERATIONS

 (Dollars in millions)                                                     1995             1994             1993
--------------------------------------------------------------------------------------------------------------------
SALES (Note 2, page U-11)                                               $ 20,922          $ 19,330         $ 18,057

OPERATING COSTS:
 Cost of sales (excludes items shown below) (Note 5, page U-12)           15,103            14,186           13,887
 Inventory market valuation charges (credits) (Note 18, page U-22)           (70)             (160)             241
 Selling, general and administrative expenses                                187               221              246
 Depreciation, depletion and amortization                                  1,160             1,065            1,077
 Taxes other than income taxes                                             3,120             2,963            2,363
 Exploration expenses                                                        149               157              145
 Restructuring charges (credits) (Note 3, page U-11)                          (6)               37               42
 Impairment of long-lived assets (Note 4, page U-12)                         675                 -                -
                                                                        --------           -------          -------
      Total operating costs                                               20,318            18,469           18,001
                                                                        --------           -------          -------

OPERATING INCOME                                                             604               861               56
Other income (Note 6, page U-12)                                             128               261              257
Interest and other financial income (Note 6, page U-12)                       38                24               78
Interest and other financial costs (Note 6, page U-12)                      (501)             (461)            (630)
                                                                        --------           -------          -------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS
 AND CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                   269               685             (239)
Less provision (credit) for estimated income taxes
 (Note 11, page U-17)                                                         48               184              (72)
                                                                        --------           -------          -------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                  221               501             (167)
Extraordinary loss (Note 7, page U-13)                                        (7)                -                -
Cumulative effect of changes in accounting principles:
 Postemployment benefits (Note 1, page U-11)                                   -                 -              (86)
 Retrospectively rated insurance contracts (Note 1, page U-11)                 -                 -               (6)
                                                                         -------           -------          --------

NET INCOME (LOSS)                                                            214               501             (259)
Dividends on preferred stock                                                 (28)              (31)             (27)
                                                                         -------            ------          -------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKS                           $    186          $    470         $   (286)
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

INCOME PER COMMON SHARE

(Dollars in millions, except per share data)                               1995            1994             1993
------------------------------------------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:
 Income (loss) before extraordinary loss and cumulative
  effect of changes in accounting principles                            $     (87)       $    315         $    (12)
 Extraordinary loss                                                            (5)              -                -
 Cumulative effect of changes in accounting principles                          -               -              (23)
                                                                        ---------        --------         --------
 Net income (loss)                                                      $     (92)       $    315         $    (35)
 PRIMARY AND FULLY DILUTED PER SHARE:
  Income (loss) before extraordinary loss and cumulative
   effect of changes in accounting principles                           $    (.31)       $   1.10         $   (.04)
  Extraordinary loss                                                         (.02)              -                -
  Cumulative effect of changes in accounting principles                         -               -             (.08)
                                                                        ---------        --------         --------
  Net income (loss)                                                     $    (.33)       $   1.10         $   (.12)
  Weighted average shares, in thousands
                           - primary                                      287,271         286,722          286,594
                           - fully diluted                                287,271         286,725          286,594
------------------------------------------------------------------------------------------------------------------
APPLICABLE TO STEEL STOCK:
 Income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle                              $     279        $    176         $   (190)
 Extraordinary loss                                                            (2)              -                -
 Cumulative effect of change in accounting principle                            -               -              (69)
                                                                        ---------        --------         --------
 Net income (loss)                                                      $     277        $    176         $   (259)
 PRIMARY PER SHARE:
 Income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle                              $    3.53        $   2.35         $  (2.96)
  Extraordinary loss                                                         (.02)              -                -
  Cumulative effect of change in accounting principle                           -               -            (1.08)
                                                                        ---------        --------         --------
  Net income (loss)                                                     $    3.51        $   2.35         $  (4.04)
  FULLY DILUTED PER SHARE:
  Income (loss) before extraordinary loss and cumulative
   effect of change in accounting principle                             $    3.43        $   2.33         $  (2.96)
  Extraordinary loss                                                         (.02)              -                -
  Cumulative effect of change in accounting principle                           -               -            (1.08)
                                                                        ---------        --------         --------
  Net income (loss)                                                     $    3.41        $   2.33         $  (4.04)
  Weighted average shares, in thousands
                           - primary                                       79,088          75,184           64,370
                           - fully diluted                                 89,438          78,624           64,370
------------------------------------------------------------------------------------------------------------------
APPLICABLE TO OUTSTANDING DELHI STOCK:
 Income (loss) before extraordinary loss                                $     1.4        $  (20.9)        $    7.8
 Extraordinary loss                                                           (.3)              -                -
                                                                        ---------        --------         --------
 Net income (loss)                                                      $     1.1        $  (20.9)        $    7.8
 PRIMARY AND FULLY DILUTED PER SHARE:
 Income (loss) before extraordinary loss                                $     .15        $  (2.22)        $    .86
 Extraordinary loss                                                          (.03)              -                -
                                                                        ---------        --------         --------
 Net income (loss)                                                      $     .12        $  (2.22)        $    .86
 Weighted average shares, in thousands
                          - primary and fully diluted                       9,442           9,407            9,067
------------------------------------------------------------------------------------------------------------------


See Note 23, page U-24 for a description of net income per common share.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(Dollars in millions)                        December 31                    1995            1994
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $   131         $    48
  Receivables, less allowance for doubtful accounts of
   $22 and $9 (Note 12, page U-18)                                         1,203           1,112
  Inventories (Note 18, page U-22)                                         1,764           1,742
  Deferred income tax benefits (Note 11, page U-17)                           76             339
  Other current assets                                                        66              81
                                                                         -------         -------
      Total current assets                                                 3,240           3,322

Long-term receivables and other investments, less reserves
 of $23 and $22 (Note 13, page U-19)                                         836             898
Property, plant and equipment - net (Note 16, page U-21)                  10,535          11,482
Prepaid pensions (Note 9, page U-15)                                       1,820           1,485
Other noncurrent assets                                                      312             330
                                                                         -------         -------
      Total assets                                                       $16,743         $17,517
-------------------------------------------------------------------------------------------------

LIABILITIES
Current liabilities:
  Notes payable                                                          $    40         $     1
  Accounts payable                                                         2,157           1,873
  Payroll and benefits payable                                               473             442
  Accrued taxes                                                              263             330
  Accrued interest                                                           122             128
  Long-term debt due within one year (Note 15, page U-20)                    465              78
                                                                         -------         -------
      Total current liabilities                                            3,520           2,852

Long-term debt (Note 15, page U-20)                                        4,472           5,521
Long-term deferred income taxes (Note 11, page U-17)                         898           1,249
Employee benefits (Note 10, page U-16)                                     2,772           2,822
Deferred credits and other liabilities                                       503             521
Preferred stock of subsidiary (Note 26, page U-25)                           250             250
                                                                         -------         -------
      Total liabilities                                                   12,415          13,215
                                                                         -------         -------

STOCKHOLDERS' EQUITY (Details on pages U-8 and U-9)
Preferred stocks (Note 20, page U-22):
  Adjustable Rate Cumulative issued - 2,099,970 shares in 1994                 -             105
  6.50% Cumulative Convertible issued - 6,900,000 shares
    ($345 liquidation preference)                                              7               7
Common stocks:
  Marathon Stock issued - 287,398,342 shares and 287,185,916 shares
   (par value $1 per share, authorized 550,000,000 shares)                   287             287
  Steel Stock issued - 83,042,305 shares and 75,969,771 shares
   (par value $1 per share, authorized 200,000,000 shares)                    83              76
  Delhi Stock issued - 9,446,769 shares and 9,437,891 shares
   (par value $1 per share, authorized 50,000,000 shares)                      9               9
Additional paid-in capital                                                 4,094           4,168
Accumulated deficit                                                         (116)           (330)
Other equity adjustments                                                     (36)            (20)
                                                                         -------         -------
      Total stockholders' equity                                           4,328           4,302
                                                                         -------         -------
      Total liabilities and stockholders' equity                         $16,743         $17,517
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)                                          1995          1994          1993
-------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                            $   214       $   501       $  (259)
Adjustments to reconcile to net cash provided
  from operating activities:
    Extraordinary loss and accounting principle changes            7             -            92
    Depreciation, depletion and amortization                   1,160         1,065         1,077
    Exploratory dry well costs                                    64            68            48
    Inventory market valuation charges (credits)                 (70)         (160)          241
    Pensions                                                    (338)         (132)         (221)
    Postretirement benefits other than pensions                   12            76           121
    Deferred income taxes                                        (68)          188          (150)
    Gain on disposal of assets                                   (30)         (188)         (253)
    Payment of amortized discount on zero coupon debentures     (129)            -             -
    Restructuring charges (credits)                               (6)           37            42
    Impairment of long-lived assets                              675             -             -
    Changes in: Current receivables - sold                       (10)           10            50
                                    - operating turnover         (74)         (207)          (72)
        Inventories                                               40           (26)           57
        Current accounts payable and accrued expenses            195          (508)          192
    All other items - net                                        (10)           93           (13)
                                                             -------       -------       -------
      Net cash provided from operating activities              1,632           817           952
                                                             -------       -------       -------
INVESTING ACTIVITIES:
Capital expenditures                                          (1,016)       (1,033)       (1,151)
Disposal of assets                                               157           293           469
All other items - net                                              4           (14)          (19)
                                                             -------       -------       -------
      Net cash used in investing activities                     (855)         (754)         (701)
                                                             -------       -------       -------

FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements - net        (117)         (151)         (914)
Other debt - borrowings                                           52           513           803
           - repayments                                         (446)         (821)         (347)
Issuance of preferred stock of subsidiary                          -           242             -
Issuance of common stock of subsidiary                             -            11             -
Preferred stock - issued                                           -             -           336
                - redeemed                                      (105)            -             -
Common stock    - issued                                         218           223           372
                - repurchased                                     (1)            -            (1)
Dividends paid                                                  (295)         (301)         (288)
                                                             -------       -------       -------
      Net cash used in financing activities                     (694)         (284)          (39)
                                                             -------       -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            -             1            (1)
                                                             -------       -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              83          (220)          211

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    48           268            57
                                                             -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   131       $    48       $   268
-------------------------------------------------------------------------------------------------

See Note 19, page U-22, for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

USX has three classes of common stock: USX - Marathon Group Common Stock (Marathon Stock), USX - U. S. Steel Group Common Stock (Steel Stock), and USX - Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the Marathon Group, the U. S. Steel Group, and the Delhi Group, respectively. (See Note 8, page U-13 for a description of the three groups.)

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

                                                   Shares in thousands                Dollars in millions
                                            ----------------------------------   --------------------------
                                               1995        1994        1993         1995     1994     1993
-----------------------------------------------------------------------------------------------------------
PREFERRED STOCKS (Note 20, page U-22):
  Adjustable Rate Cumulative:
    Outstanding at beginning of year          2,100       2,100       2,100        $ 105     $105     $105
    Redeemed                                 (2,100)          -           -         (105)       -        -
                                            -------     -------     -------        -----     ----     ----
    Outstanding at end of year                    -       2,100       2,100        $   -     $105     $105
-----------------------------------------------------------------------------------------------------------
  6.50% Cumulative Convertible:
    Outstanding at beginning of year          6,900       6,900           -        $   7     $  7     $  -
    Issued in public offering                     -           -       6,900            -        -        7
                                            -------     -------     -------        -----     ----     ----
    Outstanding at end of year                6,900       6,900       6,900        $   7     $  7     $  7
-----------------------------------------------------------------------------------------------------------
COMMON STOCKS:
  Marathon Stock:
    Outstanding at beginning of year        287,186     286,613     286,563        $ 287     $287     $286
    Issued for:
      Acquisition of assets                       -         573           -            -        -        -
      Employee stock plans                      212           -          38            -        -        1
      Dividend Reinvestment Plan                  -           -          12            -        -        -
                                            -------     -------     -------        -----     ----     ----
    Outstanding at end of year              287,398     287,186     286,613        $ 287     $287     $287
-----------------------------------------------------------------------------------------------------------
  Steel Stock:
    Outstanding at beginning of year         75,970      70,329      59,743        $  76     $ 70     $ 60
    Issued in public offering                 5,000       5,000      10,000            5        5       10
    Issued for:
      Employee stock plans                    1,681         562         511            2        1        -
      Dividend Reinvestment Plan                391          79          75            -        -        -
                                            -------     -------     -------        -----     ----     ----
    Outstanding at end of year               83,042      75,970      70,329        $  83     $ 76     $ 70
-----------------------------------------------------------------------------------------------------------
  Delhi Stock:
    Outstanding at beginning of year          9,438       9,283       9,005        $   9     $  9     $  9
    Issued for employee stock plans               9         155         278            -        -        -
                                            -------     -------     -------        -----     ----     ----
    Outstanding at end of year                9,447       9,438       9,283        $   9     $  9     $  9
-----------------------------------------------------------------------------------------------------------

                         (Table continued on next page)

                                               Shares in thousands                    Dollars in millions
                                         ------------------------------        --------------------------------
                                         1995         1994         1993        1995          1994          1993
---------------------------------------------------------------------------------------------------------------
TREASURY COMMON STOCKS, AT COST:
  Marathon Stock:
    Balance at beginning of year            -          (31)           -      $    -        $   (1)       $    -
    Repurchased                           (40)         (16)         (31)         (1)            -            (1)
    Reissued for:
      Acquisition of assets                 -           46            -           -             1             -
      Employee stock plans                 40            1            -           1             -             -
                                          ---          ---          ---      ------        ------        ------
    Balance at end of year                  -            -          (31)     $    -        $    -        $   (1)
---------------------------------------------------------------------------------------------------------------
  Steel Stock:
    Balance at beginning of year            -            -            -      $    -        $    -        $    -
    Repurchased                           (15)           -           (6)          -             -             -
    Reissued for employee stock plans      15            -            6           -             -             -
                                          ---          ---          ---      ------        ------        ------
    Balance at end of year                  -            -            -      $    -        $    -        $    -
---------------------------------------------------------------------------------------------------------------
  Delhi Stock:
    Balance at beginning of year            -            -            -      $    -        $    -        $    -
    Repurchased                            (2)           -            -           -             -             -
    Reissued for employee stock plans       2            -            -           -             -             -
                                          ---          ---          ---      ------        ------        ------
    Balance at end of year                  -            -            -      $    -        $    -        $    -
---------------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year                                             $4,168        $4,240        $3,834
    Marathon Stock issued                                                         4            10             1
    Steel Stock issued                                                          227           219           360
    Delhi Stock issued                                                            -             2             5
    6.50% Convertible Preferred Stock issued                                      -             -           329
    Dividends on preferred stock                                                (28)          (31)          (27)
    Dividends on Marathon Stock (per share $.68)                               (195)         (195)         (195)
    Dividends on Steel Stock  (per share $1.00)                                 (80)          (75)          (65)
    Dividends on Delhi Stock (per share $.20)                                    (2)           (2)           (2)
                                                                             ------        ------        ------
    Balance at end of year                                                   $4,094        $4,168        $4,240
---------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT:
    Balance at beginning of year                                             $ (330)       $ (831)       $ (572)
    Net income (loss)                                                           214           501          (259)
                                                                             ------        ------        ------
    Balance at end of year                                                   $ (116)       $ (330)       $ (831)
---------------------------------------------------------------------------------------------------------------
OTHER EQUITY ADJUSTMENTS:
    Foreign currency adjustments (Note 24, page U-25)                        $   (8)       $   (9)       $   (7)
    Deferred compensation adjustments (Note 21, page U-23)                       (5)            -            (1)
    Minimum pension liability adjustments (Note 9, page U-15)                   (23)          (11)          (14)
                                                                             ------        ------        ------
    Total other equity adjustments                                           $  (36)       $  (20)       $  (22)
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                   $4,328        $4,302        $3,864
---------------------------------------------------------------------------------------------------------------

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

     Investments in marketable equity securities, if any, are carried at lower of cost or market and investments in other companies are carried at cost, with income recognized when dividends are received.

USE OF ESTIMATES - Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

DERIVATIVE INSTRUMENTS - USX engages in commodity and currency risk management activities within the normal course of its businesses (Note 29, page U-28). Management is authorized to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products and nonferrous metals through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter
(OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. Derivative instruments relating to fixed price sales of equity production are marked-to-market in the current period and the related income effects are included within operating income. All other changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. OTC swaps in general are off-balance-sheet instruments. The effect of changes in the market indices related to OTC swaps are recorded upon settlement and recognized in income with the underlying transaction. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate.

     Forward currency contracts are used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the underlying transaction; all other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. Net contract values are included in receivables or payables, as appropriate.

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

ENVIRONMENTAL REMEDIATION - USX provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based on production of estimated proved oil and gas reserves.

INSURANCE - USX is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

    In 1993, USX adopted Emerging Issues Task Force (EITF)
Consensus No. 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts". EITF No. 93-14 requires accrual of retrospective premium adjustments when the insured has an obligation to pay cash to the insurer that would not have been required absent experience under the contract. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $6 million, net of $3 million income tax.

POSTEMPLOYMENT BENEFITS - In 1993, USX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. USX is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims and related periodic costs are measured using actuarial techniques and assumptions including appropriate discount rates and amortization of actuarial adjustments over future periods. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $86 million, net of $50 million income tax. The effect of the change in accounting principle reduced 1993 operating income by $23 million.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1995 classifications.

------------------------------------------------------------------------------
2. SALES

The items below are included in sales and operating costs, with no effect on income.

(In millions)                                                       1995                 1994                  1993
--------------------------------------------------------------------------------------------------------------------
Consumer excise taxes on petroleum products
 and merchandise                                                  $ 2,708              $ 2,542               $ 1,927
Matching crude oil and refined product
 buy/sell transactions settled in cash                              2,067                2,071                 2,018
--------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------
3. RESTRUCTURING CHARGES (CREDITS)

In 1994, the planned disposition of certain nonstrategic gas gathering and processing assets and other investments resulted in a $37 million charge to operating income and a $3 million charge to other income for the write-downs of assets to their estimated net realizable value. Disposition of these assets was completed in 1995 at higher than anticipated sales proceeds, resulting in a $6 million credit to operating income and a $5 million credit to other income.

     In 1993, the planned closure of a Pennsylvania coal mine resulted in a $42 million charge, primarily related to the write-down of property, plant and equipment, contract termination and mine closure cost. The coal mine, which was closed in 1994, was sold in 1995 with immaterial financial effects.

------------------------------------------------------------------------------
4. IMPAIRMENT OF LONG-LIVED ASSETS

At the beginning of the fourth quarter of 1995, USX adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     Adoption of SFAS No. 121 resulted in an impairment charge included in operating costs of $675 million. The impaired assets primarily include certain domestic and international oil and gas properties, an idled refinery, surplus real estate and related goodwill.

     USX assessed impairment of its oil and gas properties based primarily on a field-by-field approach. The predominant method used to determine fair value was a discounted cash flow approach and where available, comparable market values were used. The impairment provision reduced capitalized costs of oil and gas properties by $533 million.

     In addition, the Indianapolis, Indiana refinery, which was temporarily idled in October 1993, was impaired by $126 million, including related goodwill. The impairment was based on a discounted cash flow approach and comparable market value analysis.

     Other long-lived assets written down included certain iron ore mineral rights and surplus real estate holdings. The impairment charge recognized for these assets was $16 million.

------------------------------------------------------------------------------
5. B&LE LITIGATION

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

------------------------------------------------------------------------------
6. OTHER ITEMS

(In millions)                                                              1995           1994            1993
--------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
 Gain on disposal of assets                                                $  30         $ 188 (a)        $ 253 (b)
 Income (loss) from affiliates - equity method                                89            64               (1)
 Other income                                                                  9             9                5
                                                                           -----          ----             ----
             Total                                                         $ 128         $ 261            $ 257
--------------------------------------------------------------------------------------------------------------------

INTEREST AND OTHER FINANCIAL INCOME:
 Interest income                                                           $  23         $  18            $  71 (b)
 Other                                                                        15             6                7
                                                                            ----          ----             ----
             Total                                                            38            24               78
                                                                            ----          ----             ----
INTEREST AND OTHER FINANCIAL COSTS:
 Interest incurred                                                          (406)         (428)            (455)
 Less interest capitalized                                                    13            58              105
                                                                            ----          ----             ----
             Net interest                                                   (393)         (370)            (350)
 Interest on litigation                                                        -            (1)            (170)(c)
 Interest on tax issues                                                       (6)(d)        12 (e)          (41)
 Financial costs on preferred stock of subsidiary                            (22)          (18)               -
 Amortization of discounts                                                   (28)          (44)             (37)
 Expenses on sales of accounts receivable (Note 12, page U-18)               (48)          (35)             (26)
 Other                                                                        (4)           (5)              (6)
                                                                            ----          ----             ----
              Total                                                         (501)         (461)            (630)

NET INTEREST AND OTHER FINANCIAL COSTS                                    $ (463)       $ (437)          $ (552)
------------------------------------------------------------------------------------------------------------------

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

(c) Includes $164 million related to the B&LE litigation (Note 5, page U-12).

(d) Includes $20 million benefit related to refundable federal income taxes paid in prior years.

(e) Includes a $35 million benefit related to the settlement of various state tax issues.

-------------------------------------------------------------------------------
7. EXTRAORDINARY LOSS

In 1995, USX extinguished $553 million of debt prior to maturity, primarily consisting of Zero Coupon Convertible Senior Debentures, with a carrying value of $393 million, and $83 million of 8-1/2% Sinking Fund Debentures, which resulted in an extraordinary loss of $7 million, net of a $4 million income tax benefit.

-------------------------------------------------------------------------------
8. OPERATIONS AND SEGMENT INFORMATION

USX has three classes of common stock: Marathon Stock, Steel Stock and Delhi Stock, which are intended to reflect the performance of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively. The operations and segments of USX conform to USX's group structure. A description of each group and its products and services is as follows:

     MARATHON GROUP - The Marathon Group is involved in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Marathon Group sales as a percentage of total consolidated USX sales were 66% in 1995, 1994 and 1993. See five-year operating data on page U-35.

     U. S. STEEL GROUP - The U. S. Steel Group, which consists primarily of steel operations, includes the largest domestic integrated steel producer and is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management and leasing and financing activities. U. S. Steel Group sales as a percentage of total consolidated USX sales were 31% in 1995, 1994 and 1993. See five-year operating data on page U-36.

     DELHI GROUP - The Delhi Group is engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. Delhi Group sales as a percentage of total USX consolidated sales were 3% in 1995, 1994 and 1993. See five-year operating data on page U-37.

INDUSTRY SEGMENT:

                                                  Sales                         (b)                  Depreciation,
                                 -------------------------------------       Operating                 Depletion
                                  Unaffiliated   Between                      Income                      and           Capital
(In millions)              Year     Customers   Groups(a)       Total         (Loss)       Assets     Amortization    Expenditures
----------------------------------------------------------------------------------------------------------------------------------
Marathon Group:            1995      $13,817      $ 54         $13,871        $ 105        $10,109        $  817        $  642
                           1994       12,702        55          12,757          584         10,951           721           753
                           1993       11,915        47          11,962          169         10,822           727           910
----------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:         1995        6,456         -           6,456          481          6,521           318           324
                           1994        6,065         1           6,066          313          6,480           314           248
                           1993        5,611         1           5,612         (149)         6,629           314           198
----------------------------------------------------------------------------------------------------------------------------------
Delhi Group:               1995          649         5             654           18            624            25            50
                           1994          563         4             567          (36)           521            30            32
                           1993          531         4             535           36            583            36            43
----------------------------------------------------------------------------------------------------------------------------------
Eliminations:              1995            -       (59)            (59)           -           (511)            -             -
                           1994            -       (60)            (60)           -           (435)            -             -
                           1993            -       (52)            (52)           -           (620)            -             -
----------------------------------------------------------------------------------------------------------------------------------
Total USX Corporation:     1995      $20,922      $  -         $20,922        $ 604        $16,743        $1,160        $1,016
                           1994       19,330         -          19,330          861         17,517         1,065         1,033
                           1993       18,057         -          18,057           56         17,414         1,077         1,151
----------------------------------------------------------------------------------------------------------------------------------

(a) Intergroup sales and transfers were conducted on an arm's-length basis.

(b) Operating income (loss) includes the following: a $342 million charge related to the B&LE litigation for the U. S. Steel Group in 1993 (Note 5, page U-12); restructuring charges of $42 million for the U. S. Steel Group in 1993 and restructuring charges (credits) of $(6) million and $37 million in 1995 and 1994, respectively, for the Delhi Group (Note 3, page U-11); inventory market valuation charges (credits) for the Marathon Group of $(70) million, $(160) million and $241 million in 1995, 1994 and 1993, respectively (Note 18, page U-22); and in 1995, impairment of long-lived asset charges of $659 million for the Marathon Group and $16 million for the
    U. S. Steel Group (Note 4, page U-12).


EXPORT SALES:

     The information below summarizes export sales by geographic area for the U. S. Steel Group. Export sales from domestic operations for the Marathon Group and the Delhi Group were not material.

(In millions)                    1995       1994       1993
------------------------------------------------------------
Far East                         $338       $ 52       $ 38
Europe                            142        107        117
Other                             224        195        191
                                 ----       ----       ----
    Total export sales           $704       $354       $346
------------------------------------------------------------

GEOGRAPHIC AREA:

     The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                             Sales
                                            ----------------------------------------
                                               Within         Between                      Operating
                                             Geographic     Geographic                       Income
(In millions)                     Year          Areas          Areas          Total          (Loss)        Assets
--------------------------------------------------------------------------------------------------------------------
Marathon Group:
      United States               1995         $13,128         $   -         $13,128         $ 121         $ 6,791
                                  1994          12,270             -          12,270           525           7,533
                                  1993          11,507             -          11,507           206           7,647

      Europe                      1995             718            12             730           109           2,372
                                  1994             456            74             530            96           2,646
                                  1993             371             -             371            16           2,511

      Middle East and Africa      1995              21            32              53           (72)            205
                                  1994              28            38              66             6             277
                                  1993              77            31             108            13             313

      Other International         1995               4            53              57           (53)            741
                                  1994               3            20              23           (43)            495
                                  1993               7            17              24           (66)            351

      Eliminations                1995               -           (97)            (97)            -               -
                                  1994               -          (132)           (132)            -               -
                                  1993               -           (48)            (48)            -               -

      Total Marathon Group        1995         $13,871         $   -         $13,871         $ 105         $10,109
                                  1994          12,757             -          12,757           584          10,951
                                  1993          11,962             -          11,962           169          10,822
--------------------------------------------------------------------------------------------------------------------
U.S. Steel Group:
      United States               1995         $ 6,437         $   4         $ 6,441         $ 482         $ 6,492
                                  1994           5,989             -           5,989           311           6,435
                                  1993           5,489             -           5,489          (151)          6,563

      International               1995              19             -              19            (1)             29
                                  1994              77             -              77             2              45
                                  1993             123             -             123             2              66

      Eliminations                1995               -            (4)             (4)            -               -
                                  1994               -             -               -             -               -
                                  1993               -             -               -             -               -

      Total U. S. Steel Group     1995         $ 6,456         $   -         $ 6,456         $ 481         $ 6,521
                                  1994           6,066             -           6,066           313           6,480
                                  1993           5,612             -           5,612          (149)          6,629
--------------------------------------------------------------------------------------------------------------------
Delhi Group:
      United States               1995         $   654         $   -         $   654         $  18         $   624
                                  1994             567             -             567           (36)            521
                                  1993             535             -             535            36             583
--------------------------------------------------------------------------------------------------------------------
USX Corporation:
      Intergroup Eliminations     1995         $   (59)        $   -         $   (59)        $   -         $  (511)
                                  1994             (60)            -             (60)            -            (435)
                                  1993             (52)            -             (52)            -            (620)

      Total USX Corporation       1995         $20,922         $   -         $20,922         $ 604         $16,743
                                  1994          19,330             -          19,330           861          17,517
                                  1993          18,057             -          18,057            56          17,414
--------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------
9.  PENSIONS

USX has noncontributory defined benefit plans covering substantially all employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits under the contributory benefit provisions cover certain participating salaried employees and are based upon a percent of total career pensionable earnings. The funding policy for defined benefit plans provides that payments to the pension trusts shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved. During 1995, USX funded the U. S. Steel Group's principal pension plan by selling Steel Stock to the public for net proceeds of $169 million.

     USX also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.

PENSION COST (CREDIT) - The defined benefit cost for major plans for 1995, 1994 and 1993 was determined assuming an expected long-term rate of return on plan assets of 10%, 9% and 10%, respectively, and was as follows:

(In millions)                                                         1995                1994                1993
--------------------------------------------------------------------------------------------------------------------
USX major plans:
 Cost of benefits earned during the period                          $    85               $ 103              $   90
 Interest cost on projected benefit obligation
  (8% for 1995; 6.5% for 1994; and 7% for 1993)                         607                 575                 595
 Return on assets  -  actual loss (return)                           (2,047)                 10                (765)
                   -  deferred gain (loss)                            1,205                (818)               (126)
 Net amortization of unrecognized (gains) losses                          -                   4                 (12)
                                                                     ------              ------               -----
      Total major plans                                                (150)               (126)               (218)
 Multiemployer and other USX plans                                        6                   6                   7
                                                                      -----               -----               -----
      Total periodic pension credit                                    (144)               (120)               (211)
 Curtailment losses(a)                                                    2                   4                   -
                                                                      -----               -----               -----
      Total pension credit                                           $ (142)             $ (116)             $ (211)
--------------------------------------------------------------------------------------------------------------------

(a) The curtailment loss in 1995 resulted from the final disposition of FWA Drilling Company, Inc., by the Marathon Group. The curtailment loss in 1994 resulted from work force reduction programs in the Marathon and Delhi Groups.

FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 7% at December 31, 1995, and 8% at December 31, 1994. The assumed rate of future increases in compensation levels was 4% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in USX's consolidated balance sheet:

(In millions)                                                     December 31             1995               1994
--------------------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Projected benefit obligation (PBO)(b)                                                   $ (8,536)          $ (7,994)
Plan assets at fair market value(c)                                                        9,523              8,210
                                                                                        --------           --------
          Assets in excess of PBO(d)                                                         987                216
Unrecognized net gain from transition                                                       (400)              (476)
Unrecognized prior service cost                                                              739                811
Unrecognized net loss                                                                        474                910
Additional minimum liability(e)                                                              (90)               (76)
                                                                                        --------           --------
           Net pension asset included in balance sheet                                  $  1,710           $  1,385
--------------------------------------------------------------------------------------------------------------------

(b) PBO includes:
     Accumulated benefit obligation (ABO)                                               $  7,934           $  7,522
     Vested benefit obligation                                                             7,422              7,049
(c) Types of assets held:
     USX stocks                                                                                1%                 1%
     Stocks of other corporations                                                             55%                55%
     U.S. Government securities                                                               19%                22%
     Corporate debt instruments and other                                                     25%                22%
(d) Includes several small plans that have ABOs in excess of plan assets:
     PBO                                                                                 $  (139)           $  (159)
     Plan assets                                                                              13                 38
                                                                                         -------            -------
      PBO in excess of plan assets                                                       $  (126)           $  (121)
(e) Additional minimum liability recorded was offset by the following:
     Intangible asset                                                                    $    54            $    59
     Stockholders' equity adjustment - net of deferred income tax                             23                 11
--------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

USX has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion and certain union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. For other union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, most benefits have not been prefunded. In 1994, USX agreed to establish a Voluntary Employee Beneficiary Association Trust to prefund a portion of health care and life insurance benefits for retirees covered under the United Steelworkers of America union agreement. In 1995, USX funded the initial $25 million contribution and an additional $10 million, which is the minimum requirement in each succeeding contract year.

POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1995, 1994 and 1993 was determined assuming discount rates of 8%, 6.5% and 7%, respectively, and an expected return on plan assets of 10% for 1995, 9% for 1994 and 10% for 1993:

(In millions)                                                                               1995          1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Cost of benefits earned during the period                                                  $ 26          $ 37           $ 36
Interest on accumulated postretirement benefit obligation (APBO)                            198           199            202
Return on assets - actual return                                                            (11)           (8)            (7)
                 - deferred loss                                                             (1)           (2)            (5)
Amortization of unrecognized (gains) losses                                                  (1)           16             12
                                                                                           ----          ----           ----
    Total defined benefit plans                                                             211           242            238
Multiemployer plans(a)                                                                       15            21              9
                                                                                           ----          ----           ----
    Total periodic postretirement benefit cost                                              226           263            247
Curtailment and settlement gains(b)                                                           -            (4)           (24)
                                                                                           ----          ----           ----
    Total postretirement benefit cost                                                      $226          $259           $223
----------------------------------------------------------------------------------------------------------------------------

(a) Payments are made to a multiemployer benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $129 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

(b) In 1994, curtailment gains resulted from a work force reduction program in the Marathon Group. In 1993, a settlement gain resulted from the sale of the Cumberland coal mine.


FUNDS' STATUS - The following table sets forth the plans' funded status and the amounts reported in USX's consolidated balance sheet:

(In millions)                                                                    December 31               1995         1994
----------------------------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Fair value of plan assets                                                                               $   116      $   97
                                                                                                        -------      ------
APBO attributable to:
  Retirees                                                                                               (1,938)     (1,881)
  Fully eligible plan participants                                                                         (260)       (238)
  Other active plan participants                                                                           (481)       (476)
                                                                                                        -------      ------
    Total APBO                                                                                           (2,679)     (2,595)
                                                                                                        -------      ------
    APBO in excess of plan assets                                                                        (2,563)     (2,498)
  Unrecognized net (gain) loss                                                                               44          (9)
  Unamortized prior service cost                                                                             (6)         (6)
                                                                                                         ------      ------
    Accrued liability included in balance sheet                                                         $(2,525)    $(2,513)
----------------------------------------------------------------------------------------------------------------------------


     The assumed discount rate used to measure the APBO was 7% and 8% at December 31, 1995, and December 31, 1994, respectively. The assumed rate of future increases in compensation levels was 4% at both year-ends. The weighted average health care cost trend rate in 1996 is approximately 9%, declining to an ultimate rate in 2003 of approximately 5.5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1995 net periodic postretirement benefit cost by $28 million and would have increased the APBO as of December 31, 1995, by $282 million.

-----------------------------------------------------------------------------
11. INCOME TAXES

     Provisions (credits) for estimated income taxes were:

                                   1995                              1994                             1993
                     -----------------------------     ------------------------------    ---------------------------
(In millions)        Current     Deferred    Total     Current     Deferred     Total    Current    Deferred   Total
--------------------------------------------------------------------------------------------------------------------
Federal              $  81       $ (68)      $ 13      $ (16)       $ 186      $ 170      $ 49       $(221)   $ (172)
State and local         20         (31)       (11)         -           (9)        (9)        9           7        16
Foreign                 15          31         46         12           11         23        20          64        84
                     -----       -----       ----      -----        -----      -----      ----      ------     -----
    Total            $ 116       $ (68)      $ 48      $  (4)       $ 188      $ 184      $ 78      $ (150)    $ (72)
--------------------------------------------------------------------------------------------------------------------


     In 1995, the extraordinary loss on extinguishment of debt includes a tax benefit of $4 million (Note 7, page U-13).

     In 1993, the cumulative effect of the change in accounting principles for postemployment benefits and for retrospectively rated insurance contracts included deferred tax benefits of $50 million and $3 million, respectively (Note 1, page U-11).

     A reconciliation of federal statutory tax rate (35%) to total provisions (credits) follows:

(In millions)                                                               1995             1994              1993
--------------------------------------------------------------------------------------------------------------------
Statutory rate applied to income (loss) before taxes                        $ 94              $ 240            $ (84)
Effects of foreign operations(a)                                             (35)                 9               (1)
Effects of partially-owned companies                                         (14)               (37)               -
Nondeductible business expenses                                                9                  6                2
Excess percentage depletion                                                   (8)                (7)              (8)
Goodwill                                                                       8                  2                1
State and local income taxes after federal income tax effects                 (7)                (5)              10
Dispositions of subsidiary investments                                        (5)                 -              (21)
Remeasurement of deferred income taxes for statutory rate increase             -                  -               29
Adjustment of prior years' federal income taxes                                1                 (1)               8
Adjustment of valuation allowances                                             6                (24)             (12)
Other                                                                         (1)                 1                4
                                                                            ----               ----             ----
     Total provisions (credits)                                             $ 48              $ 184            $ (72)
--------------------------------------------------------------------------------------------------------------------

(a) Includes incremental tax benefits of $39 million in 1995 and $64 million in 1993 resulting from USX's election to credit, rather than deduct, certain foreign income taxes for federal income tax purposes.

    Deferred tax assets and liabilities resulted from the following:

(In millions)                                                     December 31          1995                 1994
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Federal tax loss carryforwards                                                        $     -              $   311
 State tax loss carryforwards (expiring in 1996 through 2010)                              138                  152
 Foreign tax loss carryforwards (portion of which expire in 2000 through 2010)             556                  545
 Minimum tax credit carryforwards                                                          396                  307
 Foreign tax credit carryforwards (expiring in 1996 through 2000)                           85                    -
 General business credit carryforwards (expiring in 1996 through 2010)                      26                   30
 Employee benefits                                                                       1,233                1,229
 Receivables, payables and debt                                                             91                  107
 Expected federal benefit for:
  Crediting certain foreign deferred income taxes                                          169                  142
  Deducting state and other foreign deferred income taxes                                   33                   46
 Contingency and other accruals                                                            175                  180
 Other                                                                                     122                  120
 Valuation allowances                                                                     (424)                (280)
                                                                                       -------              -------
       Total deferred tax assets                                                         2,600                2,889
                                                                                       -------              -------
Deferred tax liabilities:
 Property, plant and equipment                                                           2,230                2,733
 Prepaid pensions                                                                          727                  612
 Inventory                                                                                 240                  219
 Other                                                                                     185                  180
                                                                                       -------              -------
        Total deferred tax liabilities                                                   3,382                3,744
                                                                                       -------              -------
        Net deferred tax liabilities                                                  $    782             $    855
--------------------------------------------------------------------------------------------------------------------


     USX expects to generate sufficient future taxable income to realize the benefit of its net deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.

     The consolidated tax returns of USX for the years 1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

     Pretax income (loss) included $(50) million, $14 million and $(53) million attributable to foreign sources in 1995, 1994 and 1993, respectively.

-------------------------------------------------------------------------------
12. SALES OF RECEIVABLES

USX has agreements (the programs) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1995, the amount sold under the programs that had not been collected was $740 million, which will be forwarded to the buyers at the end of the agreements, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the programs will be reduced accordingly. The amounts sold under the programs averaged $744 million, $737 million and $733 million for years 1995, 1994 and 1993, respectively. To facilitate collection, the buyers have rights to a pool of receivables that must be maintained at a level of 110% to 115% of the programs' size. USX does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. In 1995, 1994 and 1993, USX Credit net repurchases of loans receivable totaled $5 million, $38 million and $50 million, respectively. At December 31, 1995, the balance of sold loans receivable subject to recourse was $72 million. Estimated credit losses under the recourse provisions for loans receivable were recognized when the receivables were sold consistent with bad debt experience. USX Credit is not actively seeking new loans at this time, but is subject to market risk through fluctuations in short term market rates on sold loans which pay fixed interest rates. USX Credit significantly reduced credit risk through a credit policy, which required that loans be secured by the real property or equipment financed, often with additional security such as letters of credit, personal guarantees and committed long-term financing takeouts. Also, USX Credit diversified its portfolio as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. As of December 31, 1995, and December 31, 1994, USX Credit had outstanding loan commitments of $2 million and $26 million, respectively. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

     As of December 31, 1995, and December 31, 1994, the total balance of USX Credit real estate and equipment loans subject to impairment was $88 million and $110 million, prior to recognizing allowance for credit losses of $32 million and $21 million, respectively. During 1995, 1994 and 1993, USX Credit recognized additional credit losses of $15 million, $11 million and $11 million, respectively, which are included in operating costs.

-------------------------------------------------------------------------------
13. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

(In millions)                                   December 31      1995      1994
-------------------------------------------------------------------------------
Receivables due after one year                                  $ 76       $104
Forward currency contracts                                        28         70
Equity method investments                                        581        570
Cost method investments                                           33         33
Other                                                            118        121
                                                                ----       ----
    Total                                                       $836       $898
-------------------------------------------------------------------------------


     Summarized financial information of affiliates accounted for by the equity method of accounting follows:

(In millions)                                      1995        1994        1993
-------------------------------------------------------------------------------
Income data - year:
  Sales                                            $3,531      $3,237     $3,042
  Operating income                                    339         333        212
  Net income                                          187         156         21
--------------------------------------------------------------------------------
Balance sheet data - December 31:
  Current assets                                   $1,068      $1,072
  Noncurrent assets                                 2,631       2,713
  Current liabilities                                 784         942
  Noncurrent liabilities                            1,745       1,595
-------------------------------------------------------------------------------

     Dividends and partnership distributions received from equity affiliates were $85 million in 1995, $44 million in 1994 and $22 million in 1993.

     USX purchases from equity affiliates totaled $458 million, $431 million and $390 million in 1995, 1994 and 1993, respectively. USX sales to equity affiliates totaled $769 million, $681 million and $547 million in 1995, 1994 and 1993, respectively.

-------------------------------------------------------------------------------
14. SHORT-TERM CREDIT AGREEMENTS

USX had short-term credit agreements totaling $175 million at December 31, 1995. These agreements are with two banks, with interest based on their prime rate or London Interbank Offered Rate (LIBOR), and carry a commitment fee of .25%. Certain other banks provide short-term lines of credit totaling $200 million which require maintenance of compensating balances of 3%. No amounts were outstanding under these agreements at December 31, 1995.

-----------------------------------------------------------------------------
15.  LONG-TERM DEBT

                                                           Interest                                 December 31
(In millions)                                             Rates - %          Maturity             1995        1994
--------------------------------------------------------------------------------------------------------------------
USX Corporation:
 Revolving credit(a)                                     5.97                   1999            $    60     $     -
 Commercial paper(a)                                     6.22                                       133         350
 Senior Notes                                            9 7/20                 1996                100         100
 Notes payable                                           6 3/8 - 9 4/5       1996 - 2023          2,548       2,550
 Foreign currency obligations(b)                         8 3/8 - 8 7/10      1996 - 1998            261         290
 Zero Coupon Convertible Senior
  Debentures(c) (Note 7, page U-13)                      7 7/8                  2005                 37         409
 Convertible Subordinated Debentures(d)                  5 3/4               1997 - 2001            200         214
 Convertible Subordinated Debentures(e)                  7                   1997 - 2017            227         238
 Obligations relating to Industrial Development and
  Environmental Improvement Bonds and Notes(f)           3 7/10 - 6 7/8      1996 - 2024            483         485
 All other obligations, including sale-leaseback
  financing and capital leases                                               1996 - 2012            110         114
Consolidated subsidiaries:
 Guaranteed Notes                                        7                       2002               135         135
 Guaranteed Notes(a)(g)                                  9 3/4                   1999               161         161
 Guaranteed Loan(h)                                      9 1/20              1996 - 2006            300         300
 Notes payable                                           5 1/8 - 8 5/8       1996 - 2001             11          17
 Sinking Fund Debentures (Note 7, page U-13)             8 1/2               1998 - 2006            140         223
 All other obligations, including capital leases                             1996 - 2009             78          82
                                                                                                -------      ------
       Total (i)(j)(k)                                                                            4,984       5,668
Less unamortized discount                                                                            47          69
Less amount due within one year                                                                     465          78
                                                                                                -------     -------
        Long-term debt due after one year                                                       $ 4,472     $ 5,521
--------------------------------------------------------------------------------------------------------------------

(a) An agreement which terminates in August 1999, provides for borrowing under a $2,325 million revolving credit facility. Interest is based on defined short-term market rates. During the term of this agreement, USX is obligated to pay a facility fee of .20% on total commitments and a commitment fee of .05% on the unused portions. The commercial paper and Guaranteed Notes called in 1996 (Note (g)) were supported by the $2,265 million in unused and available credit at December 31, 1995, and, accordingly, were classified as long-term debt.

(b) Foreign currency exchange agreements were executed in connection with the Swiss franc obligations, which effectively fixed the principal repayment at $160 million at December 31, 1995, and interest in U.S. dollars, thereby eliminating currency exchange risks (Note 29, page U-28).

(c) At the option of the holders, USX purchased $393 million Zero Coupon Convertible Senior Debentures in 1995. The outstanding debentures have a principal at maturity of $79 million. The original issue discount is being amortized recognizing a yield to maturity of 7 7/8% per annum. The carrying value represents the principal at maturity less the unamortized discount. Each debenture of $1,000 principal at maturity is convertible into a unit consisting of 8.207 shares of Marathon Stock and 1.6414 shares of Steel Stock, subject to adjustment, or at the election of USX, cash equal to the market value of the unit. At the option of the holders, USX will purchase debentures at the carrying value of $54 million on August 9, 2000; USX may elect to pay the purchase price in cash, shares of Marathon and Steel stocks or notes. USX may call the debentures for redemption at the issue price plus amortized discount.

(d) The debentures are convertible into one share of Marathon Stock and one-fifth of a share of Steel Stock, subject to adjustment, for $62.75 and are redeemable at USX's option. Sinking fund requirements for all years through 1996 have been satisfied through repurchases.

(e) The debentures are convertible into one share of Marathon Stock and one-fifth of a share of Steel Stock, subject to adjustment, for $38.125 and may be redeemed by USX. The sinking fund begins in 1997.

(f) At December 31, 1995, USX had outstanding obligations relating to Environmental Improvement Bonds in the amount of $256 million, which were supported by letter of credit arrangements that could become short-term obligations under certain circumstances.

(g) The notes, which were called on January 18, 1996, will be redeemed at par by USX on March 1, 1996.

(h) The guaranteed loan was used to fund a portion of the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.

(i) Required payments of long-term debt, excluding commercial paper, for the years 1997-2000 are $253 million, $528 million, $332 million (includes $161 million in Note (g)) and $90 million, respectively.

(j) In the event of a change in control of USX, as defined in the related agreements, debt obligations totaling $3,618 million may be declared immediately due and payable. The principal obligations subject to such a provision are Senior Notes - $100 million; Notes payable - $2,548 million; Guaranteed Loan - $300 million; and 9 3/4% Guaranteed Notes - $161 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $113 million or provide a letter of credit to secure the remaining obligation.

(k) At December 31, 1995, $82 million of 4 5/8% Sinking Fund Subordinated Debentures due 1996, which have been extinguished by placing securities into an irrevocable trust, were still outstanding.

-------------------------------------------------------------------------------
16. PROPERTY, PLANT AND EQUIPMENT

(In millions)                        December 31             1995         1994
-------------------------------------------------------------------------------
Marathon Group                                             $16,411      $16,268
U. S. Steel Group                                            8,421        8,490
Delhi Group                                                    936          935
                                                           -------      -------
    Total                                                   25,768       25,693
Less accumulated depreciation, depletion and amortization   15,233       14,211
                                                           -------      -------
    Net                                                    $10,535      $11,482
-------------------------------------------------------------------------------

     Property, plant and equipment includes gross assets acquired under capital leases (including sale-leasebacks accounted for as financings) of $154 million at December 31, 1995, and $155 million at December 31, 1994; related amounts in accumulated depreciation, depletion and amortization were $91 million and $82 million, respectively.

     During the fourth quarter of 1995, USX adopted SFAS No. 121, resulting in $650 million impairment charges relating to the write-down of property, plant and equipment (Note 4, page U-12).
-------------------------------------------------------------------------------
17. LEASES

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                 Capital    Operating
(In millions)                                     Leases     Leases
--------------------------------------------------------------------
1996                                              $ 14       $  160
1997                                                14          138
1998                                                15          118
1999                                                13           81
2000                                                13          156
Later years                                        169          367
Sublease rentals                                     -          (20)
                                                  ----       ------
    Total minimum lease payments                   238       $1,000
                                                             ======
Less imputed interest costs                        105
                                                  ----
    Present value of net minimum lease payments
     included in long-term debt                   $133
--------------------------------------------------------------------

     Operating lease rental expense:

(In millions)                     1995       1994       1993
-------------------------------------------------------------
Minimum rental                    $196       $213       $208
Contingent rental                   47         50         52
Sublease rentals                    (8)        (7)        (9)
                                  ----       ----       ----
    Net rental expense            $235       $256       $251
-------------------------------------------------------------

     USX leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Contingent rental includes payments based on facility production and operating expense escalation on building space. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $166 million may be declared immediately due and payable.

-------------------------------------------------------------------------------
18. INVENTORIES

(In millions)                           December 31       1995          1994
-------------------------------------------------------------------------------
Raw materials                                            $  609        $  568
Semi-finished products                                      300           336
Finished products                                           901           930
Supplies and sundry items                                   163           187
                                                         ------        ------
    Total (at cost)                                       1,973         2,021
Less inventory market valuation reserve                     209           279
                                                         ------        ------
    Net inventory carrying value                         $1,764        $1,742
-------------------------------------------------------------------------------

     At December 31, 1995, and December 31, 1994, the LIFO method accounted for 90% and 88%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $320 million and $260 million in 1995 and 1994, respectively.

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in charges or credits to operating income.

     Cost of sales was reduced and operating income was increased $13 million and $11 million in 1994 and 1993, respectively, as a result of liquidations of LIFO inventories (immaterial in 1995).

-------------------------------------------------------------------------------
19. SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)                                      1995       1994       1993
-------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES INCLUDED:
  Interest and other financial costs paid
    (net of amount capitalized)                   $  (605)   $  (577)   $  (501)
  Income taxes (paid) refunded                       (170)        16        (78)
-------------------------------------------------------------------------------

COMMERCIAL PAPER AND REVOLVING CREDIT ARRANGEMENTS - NET:
  Commercial paper  - issued                      $ 2,434    $ 1,515    $ 2,229
                    - repayments                   (2,651)    (1,166)    (2,598)
  Credit agreements - borrowings                    4,719      4,545      1,782
                    - repayments                   (4,659)    (5,045)    (2,282)
  Other credit arrangements - net                      40          -        (45)
                                                  -------    -------    -------
    Total                                         $  (117)   $  (151)   $  (914)
-------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for dividend reinvestment
    and employee stock option plans               $    21    $     4    $     5
  Contribution of assets to an equity affiliate         -         26          -
  Acquisition of assets - stock issued                  -         11          -
                        - debt issued                   -         58          -
  Disposal of assets - notes and common
                       stock received                   9          3          9
                     - liabilities assumed
                       by buyers                        -          -         47
  Decrease in debt resulting from the adoption of
    equity method accounting for RMI                    -         41          -
  Debt exchanged for debt                               -         58         77
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
20. PREFERRED STOCK

USX is authorized to issue 40,000,000 shares of preferred stock, without par value:

ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK - In 1995, all of the outstanding shares of this preferred stock were redeemed at $50 per share or $105 million. In 1995, dividend rates on an annualized basis ranged from 7.50% to 8.35% during the period the stock was outstanding.

6.50% CUMULATIVE CONVERTIBLE PREFERRED STOCK (6.50% CONVERTIBLE PREFERRED STOCK)
- As of December 31, 1995, 6,900,000 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) were outstanding. The 6.50% Convertible Preferred Stock is convertible at any time, at the option of the holder, into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock, subject to adjustment in certain circumstances. On and after April 1, 1996, this stock is redeemable at USX's sole option, at a price of $52.275 per share, and thereafter at prices declining annually on each April 1 to an amount equal to $50.00 per share on and after April 1, 2003.

-------------------------------------------------------------------------------
21. STOCK PLANS

The 1990 Stock Plan, as amended, authorizes the Compensation Committee of the Board of Directors to grant the following awards to key management employees; no further options may be granted under the predecessor plans.

     OPTIONS - the right to purchase shares of Marathon Stock, Steel Stock or Delhi Stock at not less than 100 percent of the fair market value of the stock at date of grant. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of a share of common stock, as determined in accordance with the plan, over the fair market value of a share on the date the right was granted for a specified number of shares.

     RESTRICTED STOCK - stock for no cash consideration or for such other consideration as determined by the Compensation Committee, subject to provisions for forfeiture and restricting transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met.

     Such employees are generally granted awards of the class of common stock intended to reflect the performance of the group in which they work. Up to .5 percent of the outstanding Marathon Stock and .8 percent of each of the outstanding Steel Stock and Delhi Stock, as determined on December 31 of the preceding year, are available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant in the same year, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect. As of December 31, 1995, 5,621,367 Marathon Stock shares, 1,676,218 Steel Stock shares and 75,606 Delhi Stock shares were available for grants in 1996.

     The following table presents a summary of stock option transactions:

                                         Marathon Stock                      Steel Stock                       Delhi Stock
                                  ---------------------------        ---------------------------       ---------------------------
                                    Shares          Price              Shares           Price            Shares           Price
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992         4,391,337     $16.57-32.22           642,882      $13.60-26.46          42,100         $16.88
Granted                             784,425         18.63              303,475          44.19             76,900          20.00
Exercised                            (1,500)     17.67-29.88          (535,878)      13.60-26.46               -              -
Canceled                           (265,658)     17.67-32.22            (4,923)      14.77-44.19               -              -
                                  ---------     ------------         ---------      ------------         -------      ------------
Balance December 31, 1993         4,908,604     $16.57-32.22           405,556      $13.60-44.19         119,000      $16.88-20.00
Granted                             551,550         17.00              353,550          34.44             76,800          15.44
Exercised                                 -           -                (26,479)      14.77-26.46               -            -
Canceled                           (281,804)     16.57-32.22           (12,327)      13.60-44.19          (3,000)           -
                                  ---------     ------------         ---------      ------------         -------      ------------
Balance December 31, 1994         5,178,350     $17.00-29.88           720,300      $14.77-44.19         192,800      $15.44-20.00
Granted                             577,950      19.44-19.50           361,750       31.69-33.81          67,100       10.25-12.69
Exercised                           (22,700)     17.00-18.63            (8,680)      14.77-24.97               -            -
Canceled                           (677,050)     17.00-29.88           (16,720)      14.77-44.19               -            -
                                  ---------     ------------         ---------      ------------         -------      ------------
Balance December 31, 1995(a)      5,056,550     $17.00-29.88         1,056,650      $14.77-44.19         259,900      $10.25-20.00
----------------------------------------------------------------------------------------------------------------------------------

(a) Virtually all outstanding options are exercisable.

     Deferred compensation is charged to stockholders' equity when the restricted stock is granted and is expensed over the balance of the vesting period if conditions of the restricted stock grant are met. The following table presents a summary of restricted stock transactions:

                            Marathon Stock Shares                     Steel Stock Shares                   Delhi Stock Shares
                       -------------------------------         -------------------------------         ---------------------------
                         1995        1994       1993             1995       1994        1993            1995       1994      1993
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1       84,214     150,301     227,050          34,108      50,803      71,050          2,500      3,000         -
Granted                232,828       9,998       7,915         146,054      10,457       7,145         10,000        500     3,000
Earned                 (64,963)    (75,385)    (63,364)        (30,089)    (27,012)    (22,812)        (1,500)    (1,000)        -
Canceled               (19,251)       (700)    (21,300)         (4,019)       (140)     (4,580)        (1,000)         -         -
                       -------     -------     -------         -------      ------      ------         ------      -----     -----
Balance December 31    232,828      84,214     150,301         146,054      34,108      50,803         10,000      2,500     3,000
----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
22. DIVIDENDS

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

     Dividends on the Steel Stock and Delhi Stock are further limited to the Available Steel Dividend Amount and the Available Delhi Dividend Amount, respectively. At December 31, 1995, the Available Steel Dividend Amount was at least $2,588 million, and the Available Delhi Dividend Amount was at least $102 million. The Available Steel Dividend Amount and Available Delhi Dividend Amount, respectively, will be increased or decreased, as appropriate, to reflect the respective group's separately reported net income, dividends, repurchases or issuances with respect to the related class of common stock and preferred stock attributed to the respective groups and certain other items.

-------------------------------------------------------------------------------
23. NET INCOME PER COMMON SHARE

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

     The USX Board of Directors, prior to June 15, 1995, had designated 14,003,205 shares of Delhi Stock to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group. The Delhi Fraction was the percentage interest in the Delhi Group represented by the shares of Delhi Stock that were outstanding at any particular time and, based on 9,438,391 outstanding shares at June 14, 1995, was approximately 67%. The Marathon Group financial statements reflected a percentage interest in the Delhi Group of approximately 33% (Retained Interest) through June 14, 1995. On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of Delhi Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The reallocation was made at a price of $12.75 per equivalent share of Delhi Stock, or an aggregate of $58 million, resulting in a corresponding reduction of the Marathon Group debt.

     Primary net income (loss) per share is calculated by adjusting net income
(loss) for dividend requirements of preferred stock and, in the case of Delhi Stock, for the income (loss) applicable to the Retained Interest prior to June 15, 1995; and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

-------------------------------------------------------------------------------
24. FOREIGN CURRENCY TRANSLATION

Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1995, 1994 and 1993, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $3 million, $(6) million and $(3) million. An analysis of changes in cumulative foreign currency translation adjustments follows:

(In millions)                                         1995      1994      1993
-------------------------------------------------------------------------------
Cumulative adjustments at January 1                   $(9)      $(7)      $(8)
Aggregate adjustments for the year:
  Foreign currency translation adjustments              1        (2)        -
  Amount related to disposition of investments          -         -         1
                                                      ---       ---       ---
Cumulative adjustments at December 31                 $(8)      $(9)      $(7)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
25. STOCKHOLDER RIGHTS PLAN

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

-------------------------------------------------------------------------------
26. PREFERRED STOCK OF SUBSIDIARY

USX Capital LLC, a wholly owned subsidiary of USX, sold 10,000,000 shares (carrying value of $250 million) of 8 3/4% Cumulative Monthly Income Preferred Shares (MIPS) (liquidation preference of $25 per share) in 1994. Proceeds of the issue were loaned to USX. USX has the right under the loan agreement to extend interest payment periods for up to 18 months, and as a consequence, monthly dividend payments on the MIPS can be deferred by USX Capital LLC during any such interest payment period. In the event that USX exercises this right, USX may not declare dividends on any share of its preferred or common stocks. The MIPS are redeemable at the option of USX Capital LLC and subject to the prior consent of USX, in whole or in part from time to time, for $25 per share on or after March 31, 1999, and will be redeemed from the proceeds of any repayment of the loan by USX. In addition, upon final maturity of the loan, USX Capital LLC is required to redeem the MIPS. The financial costs are included in interest and other financial costs.

-------------------------------------------------------------------------------
27. CONTINGENCIES AND COMMITMENTS

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

LEGAL PROCEEDINGS -
  B&LE litigation
     Two remaining plaintiffs in this litigation have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling.
See Note 5, page U-12.

Fairfield Agreement litigation

     In 1990, USX and two former officials of the United Steelworkers of America (USWA) were convicted of violating Section 302 of the Taft-Hartley Act by reason of USX's grant of retroactive leaves of absence to union officials, which qualified them to receive pensions from USX. In addition, USX was convicted of mail fraud in the same proceedings. The U.S. District Court imposed a $4.1 million fine on USX and ordered USX to make restitution to the United States Steel and Carnegie Pension Fund of approximately $300,000. The verdict was affirmed on appeal and, in 1995, the fine and the restitution were paid. In a separate proceeding, a former executive officer of USX pleaded guilty to a related misdemeanor.

     A related civil class action was commenced against USX and the USWA in 1989 (Cox, et al. v. USX, et al.) and was dismissed by the trial court by entry of summary judgment in favor of USX and USWA in 1991. The summary judgment was reversed by the U.S. Court of Appeals for the 11th Circuit in 1994, and the matter reinstated and returned to the trial court. In that civil class action, the plaintiffs' complaint asserts five causes of action arising out of conduct that was the subject of USX's 1990 criminal conviction and that allegedly relates to the negotiation of a 1983 local labor agreement, which resulted in the reopening of USX's Fairfield Works in 1984. The causes of action include claims asserted under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Employee Retirement Income Security Act (ERISA), specifically alleging that USX granted leaves of absence and pensions to union officials with intent to influence their approval, implementation and interpretation of the 1983 Fairfield Agreement. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling. USX and USWA have denied any liability to the plaintiffs and are vigorously defending these claims. A jury trial is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the Northern District of Alabama.

ENVIRONMENTAL MATTERS -

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1995, and December 31, 1994, accrued liabilities for remediation totaled $153 million and $186 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $22 million at December 31, 1995, and $7 million at December 31, 1994.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1995 and 1994, such capital expenditures totaled $111 million and $132 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At December 31, 1995, and December 31, 1994, accrued liabilities for platform abandonment and dismantlement totaled $128 million and $127 million, respectively.

GUARANTEES -

     Guarantees by USX of the liabilities of affiliated and other entities totaled $68 million at December 31, 1995, and $190 million at December
31, 1994. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce potential losses resulting from these guarantees. As of December 31, 1995, the largest guarantee for a single affiliate was $31 million.

     At December 31, 1995, and December 31, 1994, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $187 million and $197 million, respectively. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

COMMITMENTS -

     At December 31, 1995, and December 31, 1994, contract commitments for capital expenditures for property, plant and equipment totaled $299 million and $283 million, respectively.

     USX entered into a 15-year take-or-pay arrangement in 1993, which requires USX to accept pulverized coal each month or pay a minimum monthly charge of approximately $1.3 million. Charges for deliveries of pulverized coal in 1995 and 1994 totaled $24 million in each year. If USX elects to terminate the contract early, a maximum termination payment of $122 million, which declines over the duration of the agreement, may be required.

     USX is a party to a transportation agreement with Transtar for Great Lakes shipments of raw materials required by steel operations. The agreement cannot be canceled until 1999 and requires USX to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $72 million in 1995 and $70 million in 1994, including fixed costs of $21 million in each year. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

-------------------------------------------------------------------------------
28. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 29, page U-28, by individual balance sheet account:

                                                                                    1995                       1994
                                                                              -----------------          -----------------
                                                                               FAIR    CARRYING           Fair    Carrying
(In millions)                               December 31                       VALUE      AMOUNT          Value      Amount
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and cash equivalents                                                  $  131     $  131           $   48      $   48
  Receivables                                                                 1,131      1,131            1,100       1,100
  Long-term receivables and other investments                                   154        118              180         146
                                                                             ------     ------           ------      ------
    Total financial assets                                                   $1,416     $1,380           $1,328      $1,294
                                                                             ======     ======           ======      ======
FINANCIAL LIABILITIES:
  Notes payable                                                              $   40     $   40           $    1      $    1
  Accounts payable                                                            2,157      2,157            1,873       1,873
  Accrued interest                                                              122        122              128         128
  Long-term debt (including amounts due within one year)                      5,103      4,803            5,369       5,462
                                                                             ------     ------           ------      ------
    Total financial liabilities                                              $7,422     $7,122           $7,371      $7,464
----------------------------------------------------------------------------------------------------------------------------

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

     In addition to certain derivative financial instruments, USX's unrecognized financial instruments consist of receivables sold subject to limited recourse, commitments to extend credit and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables and commitments to extend credit see Note 12, page U-18. For details relating to financial guarantees see Note 27, page U-25.

-----------------------------------------------------------------------------
29. DERIVATIVE INSTRUMENTS

USX uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase or production and sale of crude oil, natural gas and refined products. The derivative instruments used, as a part of its overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.

     USX uses forward currency contracts to eliminate the exposure to currency price fluctuations relating to Swiss franc debt obligations. The forward currency contracts effectively fix the principal and interest payments in U.S. dollars at the time of maturity.

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

     The following table sets forth quantitative information by class of derivative instrument:

                                                            FAIR             CARRYING       RECORDED
                                                           VALUE              AMOUNT        DEFERRED       AGGREGATE
                                                          ASSETS              ASSETS         GAIN OR        CONTRACT
(In millions)                                        (LIABILITIES)(a)     (LIABILITIES)       (LOSS)       VALUES(b)
--------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995:
 Exchange-traded commodity futures                         $   -             $   -           $   (5)         $   79
 Exchange-traded commodity options                             -                 -                -               8
 OTC commodity swaps(c)                                        3 (d)            (1)              (4)            184
 OTC commodity options                                         -                 -                -               6
                                                           -----             -----           ------           -----
   Total commodities                                       $   3             $  (1)          $   (9)          $ 277
                                                           =====             =====           ======           =====

 Forward currency contracts(e):
       - receivable                                        $ 104             $ 100           $    -           $ 160
       - payable                                               1                 1                -              24
                                                           -----             -----           ------           -----
   Total currencies                                        $ 105             $ 101           $    -           $ 184
--------------------------------------------------------------------------------------------------------------------

December 31, 1994:
 Exchange-traded commodity futures                         $   -             $   -           $    -           $  80
 Exchange-traded commodity options                             -                 -                -              43
 OTC commodity swaps                                           - (d)             -                1             263
                                                           -----             -----           ------           -----
   Total commodities                                       $   -             $   -           $    1           $ 386
                                                           =====             =====           ======           =====
 Forward currency contracts:
       - receivable                                        $  84             $  81           $    -           $ 215
       - payable                                              (4)               (4)              (3)             37
                                                           -----             -----           ------           -----
   Total currencies                                        $  80             $  77           $   (3)          $ 252
--------------------------------------------------------------------------------------------------------------------

(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the foreign exchange contract. The exchange-traded instruments do not have a corresponding fair value since changes in the market prices of futures or option contracts are settled on a daily basis.

(b) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.

(c) The OTC swap arrangements vary in duration with certain contracts extending up to one year.

(d) Includes fair values as of December 31, 1995 and 1994, for assets of $10 million and $11 million and for liabilities of $(7) million and $(11) million, respectively.

(e)   The forward currency contracts mature in 1996-1998.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          1995                                              1994
                                       ---------------------------------------      ---------------------------------------------
(In millions, except per share data)   4TH QTR.  3RD QTR.   2ND QTR.   1ST QTR.     4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
---------------------------------------------------------------------------------------------------------------------------------
Sales                                  $5,369    $5,237     $5,278     $5,038       $5,173      $5,123      $4,761     $4,273
Operating income (loss)                  (436)      303        383        354          234         225         198        204
  Operating costs include:
    Inventory market valuation
       charges (credits)                  (35)       51          2        (88)          (2)         63         (93)      (128)
    Restructuring charges
      (credits)                             -         -         (6)         -             -          -          37          -
    Impairment of long-lived
      assets                              675         -          -          -             -          -           -          -
Income (loss) before
  extraordinary loss                     (302)      179        190        154          128         191         107         75
NET INCOME (LOSS)                        (304)      174        190        154          128         191         107         75
--------------------------------------------------------------------------------------------------------------------------------

                                                          1995                                              1994
                                       ---------------------------------------      ---------------------------------------------
(In millions, except per share data)   4TH QTR.  3RD QTR.   2ND QTR.   1ST QTR.     4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
---------------------------------------------------------------------------------------------------------------------------------
MARATHON STOCK DATA:
Income (loss) before
  extraordinary loss
  applicable to
  Marathon Stock                       $ (365)    $  96      $ 107      $  75        $  35       $ 101       $ 70       $  109
  -Per share: primary and
              fully diluted             (1.27)      .33        .37        .26          .12         .35        .25          .38
Dividends paid per share                  .17       .17        .17        .17          .17         .17        .17          .17
Price range of Marathon Stock(a):
  -Low                                    17-1/2    19-1/4     17-1/8     15-3/4       16-3/8      16-3/4     15-5/8       16-3/8
  -High                                   20-1/8    21-1/2     20-1/4     17-5/8       19-1/8      18-3/8     18           18-5/8
----------------------------------------------------------------------------------------------------------------------------------

                                                          1995                                              1994
                                       ---------------------------------------      ------------------------------------------
(In millions, except per share data)   4TH QTR.  3RD QTR.   2ND QTR.   1ST QTR.     4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
----------------------------------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
Income (loss) before
  extraordinary loss
  applicable to Steel Stock            $ 57     $ 80       $ 74       $ 68        $  84       $  84        $ 49       $ (41)
  -Per share: primary                   .68      .99        .99        .89         1.11        1.11         .65        (.56)
              fully diluted             .68      .95        .95        .86         1.05        1.05         .64        (.56)
Dividends paid per share                .25      .25        .25        .25          .25         .25         .25         .25
Price range of Steel Stock(a):
  -Low                                   29-1/8   30-5/8     29-1/4     30           32-7/8      32-7/8      30-1/4      36-1/8
  -High                                  33-5/8   39         34-3/4     39-1/8       42-3/8      43          38-1/2      45-5/8
----------------------------------------------------------------------------------------------------------------------------------

                                                          1995                                              1994
                                       ---------------------------------------      ------------------------------------------
(In millions, except per share data)   4TH QTR.  3RD QTR.   2ND QTR.   1ST QTR.     4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
------------------------------------------------------------------------------------------------------------------------------------
DELHI STOCK DATA:
Income (loss) before
  extraordinary loss
  applicable to Delhi Stock            $  1      $  (4)     $  1       $  3         $  1        $  (1)      $  (21)      $  -
  -Per share: primary and
              fully diluted             .17       (.44)      .12        .30          .09         (.07)       (2.27)       .03
Dividends paid per share                .05        .05       .05        .05          .05          .05          .05        .05
Price range of Delhi Stock(a):
  -Low                                    8-5/8      9-3/4     9-1/4      8            9-5/8       12-1/4       12-7/8     13-1/2
  -High                                  10-5/8     11-7/8    13-1/8     10-1/8       13-3/4       15           15-7/8     17-7/8
-----------------------------------------------------------------------------------------------------------------------------------

(a) Composite tape.

Principal Unconsolidated Affiliates (Unaudited)

        Company                                         Country            % Ownership(a)            Activity
-----------------------------------------------------------------------------------------------------------------------------
CLAM Petroleum Company                                  Netherlands             50%             Oil & Gas Production
Double Eagle Steel Coating Company                      United States           50%             Steel Processing
Kenai LNG Corporation                                   United States           30%             Natural Gas Liquification
Laredo-Nueces Pipeline Company                          United States           50%             Natural Gas Transmission
LOCAP INC.                                              United States           37%             Pipeline & Storage Facilities
LOOP INC.                                               United States           32%             Offshore Oil Port
National-Oilwell(b)                                     United States           50%             Oilwell Equipment, Supplies
PRO-TEC Coating Company                                 United States           50%             Steel Processing
RMI Titanium Co.                                        United States           51%             Titanium Metal Products
Sakhalin Energy Investment Company Ltd.                 Russia                  30%             Oil & Gas Development
Transtar, Inc.                                          United States           46%             Transportation
USS/Kobe Steel Company                                  United States           50%             Steel Products
USS-POSCO Industries                                    United States           50%             Steel Processing
Worthington Specialty Processing                        United States           50%             Steel Processing
-----------------------------------------------------------------------------------------------------------------------------

(a)     Economic interest as of December 31, 1995.
(b)     Sold in January 1996.

Supplementary Information on Mineral Reserves (Unaudited)

MINERAL RESERVES (OTHER THAN OIL AND GAS)

                             Reserves at December 31(a)                              Production
                        ------------------------------------            ------------------------------------
(Million tons)          1995            1994            1993            1995            1994            1993
-------------------------------------------------------------------------------------------------------------
Iron(b)                 730.9           746.4           790.5           15.5            16.0            14.2
Coal(c)                 862.8           928.1           945.1            7.5             7.5             8.9
-------------------------------------------------------------------------------------------------------------

(a) Commercially recoverable reserves include demonstrated (measured and indicated) quantities which are expressed in recoverable net product tons.

(b) In 1994, iron ore reserves were reduced 28.1 million tons as a result of lease activity.

(c) In addition to production of reserves in 1995, coal reserves were reduced by an additional 57.8 million tons consisting of 3.1 million tons due to changes in estimate of recoverable amounts; 33.1 million tons due to sales to other parties; and 21.6 million tons as a result of lease activity and other changes. In 1994, coal reserves were reduced 12.3 million tons as a result of lease activity, partially offset by reserve revisions of 3.9 million tons.

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES, EXCLUDING CORPORATE OVERHEAD AND INTEREST COSTS

                                                      UNITED                   MIDDLE EAST       OTHER
(In millions)                                         STATES       EUROPE      AND AFRICA    INTERNATIONAL    TOTAL
--------------------------------------------------------------------------------------------------------------------
1995:  Revenues:
        Sales                                          $  393        $ 646         $ 20         $  4         $ 1,063
        Transfers                                         706            -           32           52             790
                                                       ------        -----         ----         ----         -------
            Total revenues                              1,099          646           52           56           1,853
       Expenses:
        Production costs                                 (303)        (202)         (11)         (12)           (528)
        Exploration expenses                              (68)         (37)         (13)         (26)           (144)
        Depreciation, depletion and amortization(a)      (361)        (204)         (29)         (25            (619)
        Other expenses                                    (29)          (5)          (1)          (3)            (38)
                                                      -------        -----         ----         ----          ------
             Total expenses                              (761)        (448)         (54)         (66)         (1,329)
        Gain (loss) on sale of assets                       -           (2)           -            -              (2)
                                                      -------        -----         ----         ----          ------
        Results before income taxes                       338          196           (2)         (10)            522

        Income taxes (credits)                            124           78           (2)          (3)            197
                                                      -------        -----         ----         ----          ------
        Results of operations                         $   214        $ 118         $  -         $ (7)         $  325
--------------------------------------------------------------------------------------------------------------------
        USX's share of equity investee's operations   $     -        $   9         $  -         $  -          $    9
--------------------------------------------------------------------------------------------------------------------
1994:  Revenues:
        Sales                                         $   410        $ 407         $ 27         $  3          $  847
        Transfers                                         545           65           37           20             667
                                                      -------        -----         ----         ----          ------
              Total revenues                              955          472           64           23           1,514
        Expenses:
         Production costs                                (302)        (197)         (20)         (10)           (529)
         Exploration expenses                             (82)         (28)         (17)         (27)           (154)
         Depreciation, depletion and amortization        (335)        (153)         (18)          (8)           (514)
         Other expenses                                   (41)          (8)          (2)          (5)            (56)
                                                      -------        -----         ----         ----           -----
               Total expenses                            (760)        (386)         (57)         (50)         (1,253)
         Gain (loss) on sale of assets                     20           (1)           1            -              20
                                                      -------        -----         ----         ----          ------
         Results before income taxes                      215           85            8          (27)            281
         Income taxes (credits)                            80           35            5           (7)            113
                                                      -------        -----         ----         ----          ------
         Results of operations                        $   135        $  50         $  3         $(20)         $  168
--------------------------------------------------------------------------------------------------------------------
         USX's share of equity investee's operations  $     -        $   9         $  -         $  -          $    9
--------------------------------------------------------------------------------------------------------------------
1993:  Revenues:
        Sales                                          $  412         $331         $ 73         $  6          $  822
        Transfers                                         550            -           29           17             596
                                                       ------         ----         ----         ----          ------
               Total revenues                             962          331          102           23           1,418
       Expenses:
        Production costs                                 (365)        (172)         (21)          (8)           (566)
        Exploration expenses                              (57)         (25)         (14)         (44)           (140)
        Depreciation, depletion and amortization         (345)        (127)         (52)          (8)           (532)
        Other expenses                                    (37)          (5)          (2)          (7)            (51)
                                                       ------         ----         ----         ----          ------
                Total expenses                           (804)        (329)         (89)         (67)         (1,289)
        Gain (loss) on sale of assets                       1            -            -            -               1
                                                       ------         ----         ----         ----          ------
        Results before income taxes                       159            2           13          (44)            130
        Income taxes (credits)                             57           (3)           7          (13)             48
                                                       ------         ----         ----         ----          ------
        Results of operations                          $  102        $   5         $  6        $ (31)        $    82
--------------------------------------------------------------------------------------------------------------------
        USX's share of equity investee's operations    $    -        $   3         $  -        $   -         $     3
--------------------------------------------------------------------------------------------------------------------

(a) Excludes charges of $465 million related to impairment of long-lived assets.

CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

(In millions)                                                         December 31            1995             1994
--------------------------------------------------------------------------------------------------------------------
Capitalized costs:
 Proved properties                                                                         $12,423           $12,280
 Unproved properties                                                                           429               448
                                                                                           -------           -------
               Total                                                                        12,852            12,728
                                                                                           -------           -------
Accumulated depreciation, depletion and amortization:
 Proved properties                                                                           7,143             6,301
 Unproved properties                                                                           121                95
                                                                                           -------           -------
               Total                                                                         7,264             6,396
                                                                                           -------           -------
Net capitalized costs                                                                       $5,588            $6,332
--------------------------------------------------------------------------------------------------------------------
USX's share of equity investee's net capitalized costs                                      $   81            $   85
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED) CONTINUED

COSTS INCURRED FOR PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT - INCLUDING CAPITAL EXPENDITURES

                                                           UNITED          MIDDLE EAST     OTHER
(In millions)                                              STATES  EUROPE  AND AFRICA   INTERNATIONAL   TOTAL
-------------------------------------------------------------------------------------------------------------
1995:   Property acquisition:   Proved                       $ 13    $  -      $ 1          $ -          $ 14
                                Unproved                       24       -        -            -            24
        Exploration                                           100      42       22           30           194
        Development                                           223      44        6           31           304
        USX's share of equity investee's costs incurred         -       9        -            -             9
-------------------------------------------------------------------------------------------------------------
1994:   Property acquisition:   Proved                       $  2    $  -      $ 1          $ -          $  3
                                Unproved                       11       -        -            4            15
        Exploration                                           108      35       13           26           182
        Development                                           276     115        -           31           422
        USX's share of equity investee's costs incurred         -      11        -            -            11
-------------------------------------------------------------------------------------------------------------
1993:   Property acquisition:   Proved                       $  3    $  -      $ -          $ -          $  3
                                Unproved                       11       -        -            4            15
        Exploration                                           100      30       15           45           190
        Development                                           233     306        8            5           552
        USX's share of equity investee's costs incurred         -       5        -            -             5
-------------------------------------------------------------------------------------------------------------

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

                                                   UNITED           MIDDLE EAST     OTHER
(Millions of barrels)                              STATES  EUROPE   AND AFRICA   INTERNATIONAL   TOTAL
------------------------------------------------------------------------------------------------------
Liquid Hydrocarbons
 Proved developed and undeveloped reserves:
   Beginning of year - 1993                           576     230       26           16            848
   Purchase of reserves in place                        4       -        -            -              4
   Revisions of previous estimates                      1      (1)       2            2              4
   Improved recovery                                   24       -        -            -             24
   Extensions, discoveries and other additions         11      10        -            -             21
   Production                                         (41)     (9)      (6)          (1)           (57)
   Sales of reserves in place                          (2)      -        -            -             (2)
                                                      ---     ---       --           --            ---
   End of year - 1993                                 573     230       22           17            842
   Purchase of reserves in place                        3       -        -            -              3
   Revisions of previous estimates                     (1)     (2)      (2)          (1)            (6)
   Improved recovery                                    6       -        -            -              6
   Extensions, discoveries and other additions         13       -        -            -             13
   Production                                         (40)    (17)      (4)          (1)           (62)
   Sales of reserves in place                          (1)      -        -            -             (1)
                                                      ---     ---       --           --            ---
   End of year - 1994                                 553     211       16           15            795
   Purchase of reserves in place                        2       -        -            -              2
   Revisions of previous estimates                     (5)     (8)      (4)          (1)           (18)
   Improved recovery                                    4       -        -            -              4
   Extensions, discoveries and other additions         67       -        3            -             70
   Production                                         (48)    (20)      (3)          (3)           (74)
   Sales of reserves in place                         (15)      -        -            -            (15)
                                                      ---     ---       --           --            ---
   End of year - 1995                                 558     183       12           11            764
------------------------------------------------------------------------------------------------------
 Proved developed reserves:
   Beginning of year - 1993                           495      97       19            8            619
   End of year - 1993                                 494     221       22            7            744
   End of year - 1994                                 493     202       16            6            717
   End of year - 1995                                 470     182       12            9            673
------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED) CONTINUED

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES (CONTINUED)

                                                     UNITED                         MIDDLE EAST       OTHER
(Billions of cubic feet)                             STATES           EUROPE        AND AFRICA    INTERNATIONAL       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Natural Gas
  Proved developed and undeveloped reserves:
    Beginning of year - 1993                          2,099            1,673             52             42            3,866
    Purchase of reserves in place                        16                -              -              -               16
    Revisions of previous estimates                      (9)             (11)            13            (16)             (23)
    Improved recovery                                    33                -              -              -               33
    Extensions, discoveries and other additions         173               74              1              -              248
    Production                                         (193)            (117)            (6)            (1)            (317)
    Sales of reserves in place                          (75)               -              -              -              (75)
                                                      -----            -----            ---            ---            -----
    End of year - 1993                                2,044            1,619             60             25            3,748
    Purchase of reserves in place                         9                -              -              -                9
    Revisions of previous estimates                      11               (7)           (11)             -               (7)
    Extensions, discoveries and other additions         303                -              -              -              303
    Production                                         (210)            (128)            (6)            (1)            (345)
    Sales of reserves in place                          (30)               -              -            (24)             (54)
                                                      -----            -----            ---            ---            -----
    End of year - 1994                                2,127            1,484             43              -            3,654
    Purchase of reserves in place                        24                -              -              -               24
    Revisions of previous estimates                     (17)             (12)            (3)             -              (32)
    Improved recovery                                     1                -              -              -                1
    Extensions, discoveries and other additions         313               26              -              -              339
    Production                                         (231)            (154)            (5)             -             (390)
    Sales of reserves in place                           (7)               -              -              -               (7)
                                                      -----            -----            ---            ---            -----
    End of year - 1995                                2,210            1,344             35              -            3,589
----------------------------------------------------------------------------------------------------------------------------------
  Proved developed reserves:
    Beginning of year - 1993                          1,523            1,020             52             42            2,637
    End of year - 1993                                1,391            1,566             58             25            3,040
    End of year - 1994                                1,442            1,436             41              -            2,919
    End of year - 1995                                1,517            1,300             35              -            2,852
----------------------------------------------------------------------------------------------------------------------------------
  USX's share in proved developed and undeveloped
    reserves of equity investee (CLAM):
    End of year - 1993                                    -              153              -              -              153
    End of year - 1994                                    -              153              -              -              153
    End of year - 1995                                    -              131              -              -              131
----------------------------------------------------------------------------------------------------------------------------------

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

                                               UNITED                          MIDDLE EAST      OTHER
(In millions)                                  STATES           EUROPE         AND AFRICA   INTERNATIONAL        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995:
  Future cash inflows                         $12,944           $ 6,204           $268           $ 192           $19,608
  Future production costs                      (4,397)           (2,537)           (60)            (88)           (7,082)
  Future development costs                       (535)              (74)           (10)            (12)             (631)
  Future income tax expenses                   (2,253)             (901)           (67)            (19)           (3,240)
                                              -------           -------           ----           -----           -------
  Future net cash flows                         5,759             2,692            131              73             8,655
  10% annual discount for estimated
    timing of cash flows                       (2,608)           (1,039)           (32)            (14)           (3,693)
                                              -------           -------           ----           -----           -------
  Standardized measure of discounted
    future net cash flows relating to
    proved oil and gas reserves               $ 3,151           $ 1,653           $ 99           $  59           $ 4,962
----------------------------------------------------------------------------------------------------------------------------------
  USX's share of equity investee's
    standardized measure of discounted
    future net cash flows                     $     -           $    75           $  -           $   -           $    75
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1994:
  Future cash inflows                         $11,473           $ 7,965           $325           $ 247           $20,010
  Future production costs                      (4,656)           (2,971)           (82)           (103)           (7,812)
  Future development costs                       (506)             (162)           (10)            (30)             (708)
  Future income tax expenses                   (1,620)           (1,717)           (82)            (28)           (3,447)
                                              -------           -------           ----           -----           -------
  Future net cash flows                         4,691             3,115            151              86             8,043
  10% annual discount for estimated
    timing of cash flows                       (2,233)           (1,171)           (45)            (18)           (3,467)
                                              -------           -------           ----           -----           -------
  Standardized measure of discounted
    future net cash flows relating to
    proved oil and gas reserves               $ 2,458           $ 1,944           $106           $  68           $ 4,576
----------------------------------------------------------------------------------------------------------------------------------
  USX's share of equity investee's
    standardized measure of discounted
    future net cash flows                     $     -           $    86           $  -           $   -           $    86
----------------------------------------------------------------------------------------------------------------------------------
December 31, 1993:
  Future cash inflows                         $ 9,965           $ 7,442           $351           $ 243           $18,001
  Future production costs                      (4,677)           (2,999)           (80)           (113)           (7,869)
  Future development costs                       (542)             (168)           (13)            (54)             (777)
  Future income tax expenses                   (1,066)           (1,355)           (89)            (30)           (2,540)
                                              -------           -------           ----           -----           -------
  Future net cash flows                         3,680             2,920            169              46             6,815
  10% annual discount for estimated
    timing of cash flows                       (1,747)           (1,289)           (41)            (19)           (3,096)
                                              -------           -------           ----           -----           -------
  Standardized measure of discounted
    future net cash flows relating to
    proved oil and gas reserves               $ 1,933           $ 1,631           $128           $  27           $ 3,719
----------------------------------------------------------------------------------------------------------------------------------
  USX's share of equity investee's
    standardized measure of discounted
    future net cash flows                     $     -           $    74           $  -           $   -           $    74
----------------------------------------------------------------------------------------------------------------------------------

SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

(In millions)                                                                           1995           1994            1993
----------------------------------------------------------------------------------------------------------------------------------
Sales and transfers of oil and gas produced, net of production costs                  $(1,325)        $ (985)        $  (852)
Net changes in prices and production costs related to future production                    93          1,400          (1,656)
Extensions, discoveries and improved recovery, less related costs                         852            316             443
Development costs incurred during the period                                              304            422             552
Changes in estimated future development costs                                             (56)          (265)            (61)
Revisions of previous quantity estimates                                                 (116)           (27)             19
Net change in purchases and sales of minerals in place                                    (21)           (39)            (20)
Accretion of discount                                                                     624            497             608
Net change in income taxes                                                                186           (300)            682
Other                                                                                    (155)          (162)           (319)
                                                                                      -------         ------         -------
Net increase (decrease) in discounted future net cash flows                               386            857            (604)
Beginning of year                                                                       4,576          3,719           4,323
                                                                                      -------         ------         -------
End of year                                                                           $ 4,962         $4,576         $ 3,719
----------------------------------------------------------------------------------------------------------------------------------

FIVE-YEAR OPERATING SUMMARY - MARATHON GROUP

                                                                       1995       1994       1993       1992       1991
-----------------------------------------------------------------------------------------------------------------------
NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels per day)
         United States                                                  132        110        111        118        127
         International - Europe                                          56         48         26         36         44
                       - Other                                           17         14         19         20         24
                                                                     --------------------------------------------------
                         Total Worldwide                                205        172        156        174        195
-----------------------------------------------------------------------------------------------------------------------
NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
         United States                                                  634        574        529        593        689
         International - Europe                                         483(a)     382        356        326        336
                       - Other                                           15         18         17         12          -
                                                                     --------------------------------------------------
                         Total Consolidated                           1,132        974        902        931      1,025
         Equity production - CLAM Petroleum Co.                          44         40         35         41         49
                                                                     --------------------------------------------------
                         Total Worldwide                              1,176      1,014        937        972      1,074
-----------------------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
         Liquid Hydrocarbons (dollars per barrel)
                 United States                                       $14.59     $13.53     $14.54     $16.47     $17.43
                 International                                        16.66      15.61      16.22      18.95      19.38
         Natural Gas (dollars per thousand cubic feet)
                 United States                                       $ 1.63     $ 1.94     $ 1.94     $ 1.60     $ 1.57
                 International                                         1.80       1.58       1.52       1.77       2.18
-----------------------------------------------------------------------------------------------------------------------
NET PROVED RESERVES - YEAR-END
         Liquid Hydrocarbons (millions of barrels)
                 Beginning of year                                      795        842        848        868        846
                 Extensions, discoveries and other additions             70         13         21         27         58
                 Improved recovery                                        4          6         24         12         27
                 Revisions of previous estimates                        (18)        (6)         4          5         10
                 Net purchase (sale) of reserves in place               (13)         2          2         (3)        (3)
                 Production                                             (74)       (62)       (57)       (61)       (70)
                                                                     --------------------------------------------------
                         Total                                          764        795        842        848        868
-----------------------------------------------------------------------------------------------------------------------
         Natural Gas (billions of cubic feet)
                 Beginning of year                                    3,654      3,748      3,866      4,077      4,265
                 Extensions, discoveries and other additions            339        303        248        147        167
                 Improved recovery                                        1          -         33          6          6
                 Revisions of previous estimates                        (32)        (7)       (23)        58         24
                 Net purchase (sale) of reserves in place                17        (45)       (59)       (84)       (22)
                 Production                                            (390)      (345)      (317)      (338)      (363)
                                                                      -------------------------------------------------
                         Total                                        3,589      3,654      3,748      3,866      4,077
-----------------------------------------------------------------------------------------------------------------------
U.S. REFINERY OPERATIONS (thousands of barrels per day)
         In-use crude oil capacity - year-end(b)                        570        570        570        620        620
         Refinery runs - crude oil refined                              503        491        549        546        542
                       - other charge and blend stocks                   94        107        102         79         85
         In-use capacity utilization rate                                88%        86%        90%        88%        87%
-----------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT SALES (thousands of barrels per day)
         Gasoline                                                       445        443        420        404        403
         Distillates                                                    180        183        179        169        173
         Propane                                                         12         16         18         19         17
         Feedstocks and special products                                 44         32         32         39         37
         Heavy fuel oil                                                  31         38         39         39         44
         Asphalt                                                         35         31         38         37         35
                                                                       ------------------------------------------------
                         Total                                          747        743        726        707        709
-----------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT MARKETING OUTLETS - YEAR-END
         Marathon operated terminals                                     51         51         51         52         53
         Retail - Marathon Brand                                      2,380      2,356      2,331      2,290      2,106
                - Emro Marketing Company                              1,627      1,659      1,571      1,549      1,596
-----------------------------------------------------------------------------------------------------------------------

(a) Includes gas acquired for injection and subsequent resale of 35 million cubic feet per day.

(b) The 50,000 barrel per day Indianapolis Refinery was temporarily idled in October 1993.


FIVE-YEAR OPERATING SUMMARY - U.S. STEEL GROUP

(Thousands of net tons, unless otherwise noted)                            1995       1994       1993        1992       1991
----------------------------------------------------------------------------------------------------------------------------
RAW STEEL PRODUCTION
  Gary, IN                                                                7,163      6,768      6,624       5,969      5,817
  Mon Valley, PA                                                          2,740      2,669      2,507       2,276      2,088
  Fairfield, AL                                                           2,260      2,240      2,203       2,146      1,969
  All other plants(a)                                                         -          -          -          44        648
                                                                         ---------------------------------------------------
    Total Raw Steel Production                                           12,163      11,677    11,334      10,435     10,522
    Total Cast Production                                                12,120      11,606    11,295       8,695      7,088
    Continuous cast as % of total production                               99.6        99.4      99.7        83.3       67.4
----------------------------------------------------------------------------------------------------------------------------
RAW STEEL CAPABILITY (average)
  Total capability                                                       12,500      11,990    11,850     12,144      14,976
  Total production as % of total capability                                97.3        97.4      95.6       85.9        70.3
----------------------------------------------------------------------------------------------------------------------------
HOT METAL PRODUCTION                                                     10,521      10,328     9,972      9,270       8,941
----------------------------------------------------------------------------------------------------------------------------
COKE PRODUCTION                                                           6,770       6,777     6,425      5,917       5,091
----------------------------------------------------------------------------------------------------------------------------
IRON ORE PELLETS - MINNTAC, MN
  Production as % of capacity                                                86          90        90         83          84
  Shipments                                                              15,218      16,174    15,911     14,822      14,897
----------------------------------------------------------------------------------------------------------------------------
COAL SHIPMENTS(b)                                                         7,502       7,698    10,980     12,164      10,020
----------------------------------------------------------------------------------------------------------------------------
STEEL SHIPMENTS BY PRODUCT
  Sheet and tin mill products                                             9,267       8,728     8,364      7,514       7,592
  Plate, tubular, structural and other
    steel mill products(c)                                                2,111       1,840     1,605      1,340       1,254
                                                                         ---------------------------------------------------
      Total                                                              11,378      10,568     9,969      8,854       8,846
      Total as % of domestic steel industry                                11.7        11.1      11.3       10.8        11.2
----------------------------------------------------------------------------------------------------------------------------
STEEL SHIPMENTS BY MARKET
  Steel service centers                                                   2,564       2,780     2,831      2,676       2,195
  Further conversion:
    Trade customers                                                       1,084       1,058     1,150      1,104         930
    Joint ventures                                                        1,332       1,308     1,074        449         424
  Transportation                                                          1,636       1,952     1,771      1,553       1,282
  Export                                                                  1,515         355       327        584       1,235
  Containers                                                                857         962       835        715         753
  Oil, gas and petrochemicals                                               748         367       342        255         201
  Construction                                                              671         722       667        598         662
  All other                                                                 971       1,064       972        920       1,164
                                                                         ---------------------------------------------------
      Total                                                              11,378      10,568     9,969      8,854       8,846
----------------------------------------------------------------------------------------------------------------------------

(a) In July 1991, U. S. Steel closed all iron and steel producing operations at Fairless (PA) Works. In April 1992, U. S. Steel closed South (IL) Works.

(b) In June 1993, U. S. Steel sold the Cumberland coal mine. In 1995, U. S. Steel sold the Maple Creek coal mine, which was closed in 1994.

(c) U. S. Steel ceased production of structural products when South Works closed in April 1992.


FIVE-YEAR OPERATING SUMMARY - DELHI GROUP

                                                           1995          1994          1993          1992     1991
--------------------------------------------------------------------------------------------------------------------
SALES VOLUMES
 Natural gas throughput (billions of cubic feet)
  Natural gas sales                                         206.9        227.9         203.2        200.0     195.9
  Transportation                                            109.7         99.1         117.6        103.4      81.0
                                                          ---------------------------------------------------------
     Total systems throughput                               316.6        327.0         320.8        303.4     276.9
  Trading sales                                             154.7         34.6             -            -         -
  Partnerships - equity share(a)(b)                           1.9          7.1           6.5         10.2      14.5
                                                          ---------------------------------------------------------
     Total sales volumes                                    473.2        368.7         327.3        313.6     291.4
                                                          ---------------------------------------------------------
 Natural gas throughput (millions of cubic feet per day)
  Natural gas sales                                         567.0        624.5         556.7        546.4      536.7
  Transportation                                            300.5        271.4         322.1        282.6      221.9
                                                          ----------------------------------------------------------
     Total systems throughput                               867.5        895.9         878.8        829.0      758.6
  Trading sales                                             423.9         94.7             -            -          -
  Partnerships - equity share(a)(b)                           5.2         19.6          17.9         27.8       39.7
                                                          ----------------------------------------------------------
     Total sales volumes                                  1,296.6      1,010.2         896.7        856.8      798.3
  NGLs sales
   Millions of gallons                                      289.2        275.8         282.0        261.4      214.7
   Thousands of gallons per day                             792.5        755.7         772.5        714.2      588.2
--------------------------------------------------------------------------------------------------------------------
GROSS UNIT MARGIN ($/mcf)                                   $0.20        $0.26         $0.42        $0.44      $0.47
--------------------------------------------------------------------------------------------------------------------
PIPELINE MILEAGE (INCLUDING PARTNERSHIPS)
 Arkansas(a)                                                    -          349           362          377        377
 Colorado(c)                                                    -            -             -           91         91
 Kansas(d)                                                      -            -           164          164        164
 Louisiana(d)                                                   -            -           141          141        142
 Oklahoma(a)(d)                                             2,820        2,990         2,908        2,795      2,819
 Texas(b)(d)                                                4,110        4,060         4,544        4,811      4,764
                                                            --------------------------------------------------------
     Total                                                  6,930        7,399         8,119        8,379      8,357
--------------------------------------------------------------------------------------------------------------------
PLANTS - OPERATING AT YEAR-END
 Gas processing                                                15           15            15           14         14
 Sulfur                                                         6            6             3            3          3
--------------------------------------------------------------------------------------------------------------------
DEDICATED GAS RESERVES - YEAR-END (billions of cubic feet)
 Beginning of year                                           1,650       1,663         1,652        1,643      1,680
 Additions                                                     455         431           382          273        255
 Production                                                   (317)       (334)         (328)        (307)      (275)
 Revisions/Asset Sales                                         (45)       (110)          (43)          43        (17)
                                                             -------------------------------------------------------
     Total                                                   1,743       1,650         1,663        1,652      1,643
--------------------------------------------------------------------------------------------------------------------

(a) In 1995, the Delhi Group sold its 25% interest in Ozark Gas Transmission System.

(b)   In 1993, the Delhi Group sold its 25% interest in Red River Pipeline.

(c)   In 1993, the Delhi Group sold its pipeline systems located in Colorado.

(d) In 1994, the Delhi Group sold certain pipeline systems associated with the planned disposition of nonstrategic assets.

USX CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

     SALES in 1995 increased $1,592 million or 8% versus 1994. The improvement in 1995 reflected increases of 12% (excluding matching buy/sell transactions and excise taxes), 6% and 15% in sales for the Marathon Group, U. S. Steel Group and the Delhi Group, respectively. Sales in 1994 increased $1,273 million or 7% versus 1993. In 1994 sales for the Marathon Group (excluding matching buy/sell transactions and excise taxes), U. S. Steel Group and the Delhi Group increased 2%, 8% and 6%, respectively.

     OPERATING INCOME decreased $257 million versus 1994. The 1995 results included a $675 million fourth quarter noncash charge related to adoption of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). Results in 1995 also included a $27 million charge related to the settlement of Pickering v. USX litigation, a $34 million charge for the repair of the Gary Works' No. 8 blast furnace, which was damaged by an explosion on April 5, 1995, and $17 million in charges related to other litigation accruals. These charges were partially offset by a $70 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve, $33 million of favorable adjustments pertaining to expected environmental remediation recoveries and certain employee-related costs, and a $6 million favorable adjustment related to the completion of the planned disposition of certain Delhi Group nonstrategic gas gathering and processing assets. Results in 1994 included a $160 million favorable noncash effect resulting from a decrease in the inventory market valuation reserve and a favorable $13 million related to the sale of coal seam methane gas royalty interests, partially offset by $44 million of charges related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for the modernization of the Gary Works' hot strip mill and pickle line and a $37 million charge related to the planned disposition of certain Delhi Group nonstrategic gas gathering and processing assets. Excluding the effect of these items, operating income increased $479 million versus 1994. This reflected increases of $255 million, $213 million and $11 million in operating results for the Marathon Group, U. S. Steel Group and Delhi Group, respectively. See Management's Discussion and Analysis of Operations by Industry Segment below.

     Results in 1993 included a $342 million charge for the Lower Lake Erie Iron Ore Antitrust Litigation against the Bessemer & Lake Erie Railroad ("B&LE litigation") (which also resulted in $164 million of interest costs) (see Note 5 to the Consolidated Financial Statements), a $241 million unfavorable noncash effect resulting from an increase in the inventory market valuation reserve and restructuring charges of $42 million related to the planned closure of the Maple Creek coal mine and preparation plant. Excluding the effects of these items and the 1994 items previously discussed, operating income increased $88 million in 1994 primarily due to higher results for the U. S. Steel Group and Marathon Group, partially offset by lower results for the Delhi Group.

     Net pension credits included in operating income totaled $142 million in 1995, compared to $116 million in 1994 and $211 million in 1993. The increase in 1995 reflects an increase in the expected long-term rate of return on plan assets, partially offset by an increase in the assumed discount rate and a decline in the market-related value of plan assets. In 1996, net pension credits are expected to increase by approximately $20 million. See Note 9 to the Consolidated Financial Statements.

     OTHER INCOME in 1995 decreased $133 million versus 1994. The decrease in 1995 was mainly due to lower gains from the disposal of assets, partially offset by higher income from equity affiliates primarily at the U. S. Steel Group. Other income in 1994 increased $4 million versus 1993. The slight increase in 1994 was mainly due to increased income from equity affiliates, partly offset by lower gains from the disposal of assets.

     Other income in 1993 included the sale of the Cumberland coal mine, the realization of a $70 million deferred gain resulting from the collection of a subordinated note related to the 1988 sale of Transtar, Inc. ("Transtar") (which also resulted in $37 million of interest income) and the sale of an investment in an insurance company.

     INTEREST AND OTHER FINANCIAL INCOME was $38 million in 1995, compared with $24 million in 1994 and $78 million in 1993. The 1993 amount included $37 million of interest income resulting from collection of the Transtar note. Excluding this item, interest and other financial income was $38 million in 1995, compared with $24 million in 1994 and $41 million in 1993.

     INTEREST AND OTHER FINANCIAL COSTS increased $40 million in 1995 versus 1994. Interest and other financial costs in 1995 were reduced by $20 million for interest on refundable federal income taxes paid in prior years. Interest and other financial costs in 1994 included a $35 million favorable effect resulting from settlement of various state tax issues. Excluding these items, interest and other

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

financial costs increased $25 million in 1995, primarily due to lower capitalized interest at the Marathon Group.

     Interest and other financial costs in 1994 decreased $169 million versus 1993. Excluding the $35 million favorable effect previously mentioned, the decrease from 1993 mostly reflected the absence of $164 million of interest expense related to the adverse decision in the B&LE litigation recorded in 1993, partially offset by lower capitalized interest in 1994 due mainly to the completion of the East Brae platform and Scottish Area Gas Evaluation System ("SAGE") in the United Kingdom ("U.K.") sector of the North Sea.

     THE PROVISION FOR ESTIMATED INCOME TAXES in 1995 included a $39 million incremental U.S. income tax benefit for foreign income tax payments. This benefit results from USX Corporation's ("USX") election to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes in 1995 and certain prior years. The 1994 provision included a $32 million deferred tax benefit related to an excess of tax over book basis in an equity affiliate, and a $24 million credit for the reversal of a deferred tax valuation allowance. The 1993 income tax credit included an incremental deferred tax benefit of $64 million resulting from USX's ability to elect to credit, rather than deduct, certain foreign income taxes for U.S. federal income tax purposes when paid in future years. The U.S. foreign tax credit election reflects the Marathon Group's improving international production profile. The 1993 income tax credit also included a $29 million charge associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax assets and liabilities as of January 1, 1993. See Note 11 to the Consolidated Financial Statements.

     EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT of $7 million was recorded in 1995, representing the unfavorable aftertax effect of the early extinguishment of debt. See discussion of Cash Flows herein.

     NET INCOME of $214 million was recorded in 1995, compared with net income of $501 million in 1994 and a net loss of $259 million in 1993. Excluding the aftertax effect of charges for the adoption of SFAS No. 121 of $430 million in 1995 and the unfavorable cumulative effect of changes in accounting principles which totaled $92 million in 1993, net income increased $143 million in 1995 from 1994, compared with an increase of $668 million in 1994 from 1993. The changes in net income primarily reflect the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     CURRENT ASSETS decreased $82 million from year-end 1994 primarily reflecting a reduction in deferred income tax benefits, partially offset by higher cash and cash equivalents and trade receivables balances. The decrease in deferred income tax benefits primarily resulted from the utilization of federal tax loss carryforwards and the effects of the temporary differences related to the inventory market valuation reserve. The increase in cash and cash equivalents resulted from higher cash from operating activities. The increase in receivables primarily resulted from higher foreign currency contracts and notes receivable.

     PROPERTY, PLANT AND EQUIPMENT-NET decreased $947 million from year-end 1994 primarily reflecting the adoption of SFAS No. 121 which resulted in the impairment of long-lived assets, as well as depreciation, asset sales and dry well write-offs, partially offset by property additions.

     PREPAID PENSIONS increased $335 million from year-end 1994 primarily due to the funding of the U. S. Steel Group's principal pension plan and periodic pension credits.

     CURRENT LIABILITIES were $668 million higher at year-end 1995 mainly due to the reclassification of various debt instruments from long-term debt to debt due within one year and increases in accounts payable. The increase in accounts payable primarily resulted from higher trade payables for all three groups.

     TOTAL LONG-TERM DEBT AND NOTES PAYABLE decreased $623 million from year-end 1994. In 1995, USX extinguished $553 million of debt prior to maturity, primarily consisting of Zero Coupon Debentures due 2005, with a carrying value of $393 million ($264 million in original proceeds and $129 million of amortized discount) and $83 million of 8-1/2% Sinking Fund Debentures, which resulted in an extraordinary loss of $7 million, net of $4 million income tax effect.

     At December 31, 1995, USX had outstanding borrowings of $60 million against its long-term revolving credit agreement, leaving $2.265 billion of available unused credit agreements. In addition, USX had short-term lines of credit totaling $375 million, of which $175 million requires a commitment fee and the other $200 million generally requires maintenance of compensating balances of 3%. For a discussion of these activities, see Management's Discussion and Analysis of Cash Flows below.

     LONG-TERM DEFERRED INCOME TAXES decreased $351 million from year-end 1994 primarily due to the effect of adoption of SFAS No. 121.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     STOCKHOLDERS' EQUITY increased by $26 million from year-end 1994 mainly reflecting 1995 net income and the issuance of additional common equity, partially offset by dividend payments and the redemption of the Adjustable Rate Cumulative Preferred Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

     NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled $1,632 million in 1995, compared with $817 million in 1994 and $952 million in 1993. The 1995 period included payments of $169 million to fund the U. S. Steel Group's principal pension plan and the $129 million portion of zero coupon debentures extinguished representing amortized discount. The 1994 period was negatively affected by payments of $367 million related to the B&LE litigation and payments of $124 million to settle various state tax issues. Excluding these items, net cash provided from operating activities was $1,930 million in 1995, compared with $1,308 million in 1994. The increase primarily reflected improved profitability and favorable working capital changes.

     The 1993 period was negatively affected by payments of $314 million related to partial settlement of the B&LE litigation and settlement of the Energy Buyers litigation. Excluding these items and 1994 items discussed above, net cash provided from operating activities was $1,308 million in 1994, compared with $1,266 million in 1993.

     CAPITAL EXPENDITURES were $1,016 million in 1995, compared with $1,033 million in 1994 and $1,151 million in 1993. The $118 million decrease in 1994 was primarily due to lower expenditures for the Marathon Group, partially offset by higher expenditures for the U. S. Steel Group. The $157 million decline for the Marathon Group was largely due to decreased expenditures for the East Brae Field and SAGE system in the U.K. and the substantial completion in 1993 of the distillate hydrotreater complex at the Robinson, Illinois refinery. The $50 million increase for the U. S. Steel Group primarily reflected spending on a degasser at Mon Valley Works and a granulated coal injection facility at Fairfield Works' blast furnace, as well as spending related to the Gary Works' No. 8 blast furnace. Contract commitments for capital expenditures at year-end 1995 were $299 million, compared with $283 million at year-end 1994.

     Capital expenditures in 1996 are expected to total approximately $1.2 billion. The Marathon Group's capital expenditures are expected to increase approximately $140 million to $800 million, reflecting downstream and domestic upstream projects. The U. S. Steel Group's capital expenditures are expected to remain at approximately the same level as 1995 at $320 million. The Delhi Group's capital expenditures are expected to increase approximately $25 million to $75 million, reflecting expansion of treating, gathering and transmission facilities.

     CASH FROM THE DISPOSAL OF ASSETS was $157 million in 1995, compared with $293 million in 1994 and $469 million in 1993. The 1995 proceeds primarily reflected sales of certain domestic oil and gas production properties and real estate sales. The 1994 proceeds mainly resulted from the sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties. The 1993 amount primarily reflected the realization of proceeds from a subordinated note related to the 1988 sale of Transtar, the sale of the Cumberland coal mine, the sale/leaseback of interests in two LNG tankers, and the sales of various domestic oil and gas production properties and of an investment in an insurance company.

     FINANCIAL OBLIGATIONS decreased by $511 million in 1995, compared with a decrease of $217 million in 1994 and a decrease of $458 million in 1993. These amounts represent changes in balances outstanding of commercial paper, revolving credit agreements, lines of credit, preferred stock of subsidiary and other debt. In 1995, USX extinguished $553 million of debt, primarily consisting of Zero Coupon Debentures due 2005, with a carrying value of $393 million ($264 million in original proceeds and $129 million of amortized discount) and $83 million of 8-1/2% Sinking Fund Debentures, which resulted in an extraordinary loss of $7 million, net of $4 million income tax effect.

     During 1995, USX issued $53 million of Variable Rate Environmental Improvement Revenue Refunding Bonds due 2015 and 2017 to refinance Environmental Improvement Bonds.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

8-1/2% per annum. In addition, an aggregate principal amount of $77 million of Marathon 9-1/2% Notes was tendered in exchange for the 7% Notes.

     Preferred stock of a subsidiary generated proceeds, net of issue costs, of $242 million in 1994. This amount reflected the sale of 10,000,000 shares of 8-3/4% Cumulative Monthly Income Preferred Stock ("MIPS") of USX Capital LLC, a wholly owned subsidiary of USX. MIPS is classified in the liability section of the consolidated balance sheet, and the financial costs are included in interest and other financial costs on the consolidated statement of operations. See Note 26 to the Consolidated Financial Statements.

     USX currently has three effective shelf registration statements with the Securities and Exchange Commission aggregating slightly more than $1 billion, of which $750 million is dedicated to offer and issue debt securities, only. The balance allows USX to offer and issue debt and/or equity securities.

     In the event of a change of control of USX, debt and guaranteed obligations totaling $4.2 billion at year-end 1995 may be declared immediately due and payable or required to be collateralized. See Notes 12, 14, 15 and 17 to the Consolidated Financial Statements.

     PREFERRED STOCK REDEEMED totaled $105 million in 1995. USX redeemed 2,099,970 shares (stated value $50 per share) of its Adjustable Rate Cumulative Preferred Stock for $50 per share.

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

     COMMON STOCK ISSUED, net of repurchases, totaled $217 million in 1995, compared with $223 million in 1994 and $371 million in 1993. The 1995 amount mainly resulted from the sale of 5,000,000 shares of Steel Stock to the public for net proceeds of $169 million. The 1994 amount mainly resulted from the sale of 5,000,000 shares of Steel Stock to the public for net proceeds of $201 million. In 1993, USX sold 10,000,000 shares of Steel Stock to the public for net proceeds of $350 million.

     DIVIDEND PAYMENTS decreased slightly in 1995 primarily due to the third quarter redemption of the Adjustable Rate Cumulative Preferred Stock, partially offset by the additional shares of Steel Stock. Dividend payments increased in 1994 from 1993 primarily due to the first quarter sale of additional shares of Steel Stock. This was partially offset by increased dividends due primarily to the sale in 1993 of additional shares of Steel Stock and of the 6.50% Convertible Preferred.

PENSION PLAN ACTIVITY

     In 1995, net proceeds of $169 million from the public offering of 5,000,000 shares of Steel Stock were used to fund the U. S. Steel Group's principal pension plan for the 1994 and a portion of the 1995 plan years. The funding for the remainder of the 1995 plan year and the funding of all or a portion of the 1996 plan year, if any, will take place in 1996.

DEBT AND PREFERRED STOCK RATINGS

     Moody's Investors Services, Inc. currently rates USX's and Marathon's senior debt as investment grade at Baa3 and USX's subordinated debt and preferred stock as Ba2. Duff & Phelps Credit Rating Co. currently rates USX's senior notes as investment grade at BBB and USX's subordinated debt as BBB-. Standard & Poor's Corp.'s ratings on USX's and Marathon's senior debt are currently BB+. Their ratings on USX's subordinated debt and preferred stock are BB-.

DERIVATIVE INSTRUMENTS

     In the normal course of its business, USX is exposed to market risk, or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. USX uses commodity-based derivative instruments such as exchange-traded futures contracts and options and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk. USX's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on futures contracts and swaps generally offset the effects of price changes in the underlying commodity. However, certain derivative instruments have the effect of converting fixed price equity natural gas production volumes to variable market-based pricing. These instruments are used as part of USX's overall risk management programs.

     While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. USX's exchange-traded derivative activities are conducted primarily on the New York Mercantile Exchange ("NYMEX"). For quantitative information relating to derivative instruments, including aggregate contract values and fair values, where appropriate, see Note 29 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     USX is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, NYMEX contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be produced and sold in the Western United States at prices that do not move in strict correlation with futures prices. To the extent that commodity price changes in one region are not reflected in other regions, derivative instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to a portion of basis risk.

     USX is also subject to currency risk, or price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX uses forward currency contracts to manage exposure to currency price fluctuations relating to Swiss Franc debt obligations. These contracts effectively fix the principal and interest payments in U.S. dollars at the time of maturity. While derivative instruments are generally used to reduce risks from unfavorable currency rate movements, they also may limit the opportunity to benefit from favorable movements. For quantitative information relating to forward currency contracts, see Note 29 to the Consolidated Financial Statements.

     USX is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Liquidity risk is relatively low for exchange-traded transactions due to the large number of active participants.

     USX is exposed to the credit risk of nonperformance by counterparties in derivative transactions. Internal controls used to manage credit risk include ongoing reviews of credit worthiness of counterparties and the use of master netting agreements, to the extent practicable, and full performance is anticipated.

     Based on a strategic approach of limiting its use of derivative instruments principally to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose USX to material risk, and that such use will not have a material adverse effect on the financial position, liquidity or results of operations of USX. See Note 1 to the Consolidated Financial Statements.

LIQUIDITY

     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of December 31, 1995, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures and debt maturities are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, future borrowings and other external financing sources. Long-term debt of $465 million matures within one year. See Note 15 to the Consolidated Financial Statements.

     In January 1996, National-Oilwell, a joint venture between a subsidiary of USX and National Supply Company, Inc., a subsidiary of Armco Inc., was sold. The sale will not have a material impact on the U. S. Steel Group's income. USX's share of the proceeds totaled $90 million, of which $83 million was received in cash.

     On January 18, 1996, USX announced that its Marathon Oil Company subsidiary called for redemption of all the outstanding Marathon Oil Company 9-3/4 percent Guaranteed Notes Due March 1, 1999 for approximately $161 million on March 1, 1996.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     The following table summarizes USX's environmental expenditures for each of the last three years(a):

(Dollars in millions)                           1995      1994      1993
------------------------------------------------------------------------
Capital
  Marathon Group                                $ 50      $ 70      $123
  U. S. Steel Group                               55        57        53
  Delhi Group                                      6         5         5
                                                ----      ----      ----
    Total Capital                               $111      $132      $181
------------------------------------------------------------------------
Compliance
  Operating & Maintenance
    Marathon Group                              $108      $106      $ 92
    U. S. Steel Group                            195       202       168
    Delhi Group                                    4         6         5
                                                ----      ----      ----
      Total Operating & Maintenance              307       314       265

  Remediation(b)
    Marathon Group                                31        25        38
    U. S. Steel Group                             35        32        19
                                                ----      ----      ----
      Total Remediation                           66        57        57
      Total Compliance                          $373      $371      $322
------------------------------------------------------------------------

(a) Estimated for the Marathon Group and Delhi Group based on American Petroleum Institute survey guidelines and for the U. S. Steel Group based on U.S. Department of Commerce survey guidelines.

(b) These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries.

     USX's environmental capital expenditures accounted for 11%, 13% and 16% of total consolidated capital expenditures in 1995, 1994 and 1993, respectively. The decline over the three-year period was primarily the result of the Marathon Group's multi-year capital spending program for refined product reformulation and process changes in order to meet Clean Air Act obligations which began in 1990 and was substantially completed in 1993.

     During 1993 through 1995, compliance expenditures averaged 2% of total consolidated operating costs. Remediation spending during this period was primarily related to retail gasoline stations which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping, and dismantlement and restoration activities at former and present operating locations.

     USX continues to seek methods to minimize the generation of hazardous wastes in its operations. The Resource Conservation and Recovery Act ("RCRA") establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Since the EPA has not yet promulgated implementing regulations relating to past disposal or handling operations, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules cannot be appraised until their implementation becomes more accurately defined.

     A significant portion of the USX's currently identified environmental remediation projects relate to the dismantlement and restoration of former and present operating locations. These projects include continuing remediation at an in situ uranium mining operation, the dismantling of former coke-making facilities, a closed and dismantled refinery site and the closure of permitted hazardous and non-hazardous waste landfills.

     USX has been notified that it is a potentially responsible party ("PRP") at 47 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1995. In addition, there are 35 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 111 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 27 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     New or expanded environmental requirements, which could increase USX's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, USX does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1996. USX expects environmental capital expenditures to approximate $175 million in 1996 or approximately 15% of total estimated consolidated capital expenditures. Predictions beyond 1996 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, USX anticipates that environmental capital expenditures in 1997 will total approximately $150 million; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

     USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 27 to the Consolidated Financial Statements. Included among these actions is a jury trial in a civil class action (Cox, et al. v. USX, et al.) related to the Fairfield Agreement Litigation which is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the Northern District of Alabama. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling.

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

     Sales of $13.9 billion in 1995 increased $1.1 billion from 1994 mainly due to increased volumes and higher average prices for domestic refined products, worldwide liquid hydrocarbons, and international natural gas, and increased volumes for domestic natural gas, partially offset by lower average prices for domestic natural gas. Sales of $12.8 billion in 1994 increased $795 million from 1993 mainly due to higher excise taxes and higher volumes of worldwide liquid hydrocarbons and refined product matching buy/sell transactions, partially offset by lower worldwide liquid hydrocarbon prices. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income. Higher excise taxes were the predominant factor in the increase in taxes other than income taxes during 1994 and 1993. Excise taxes increased mainly due to the fourth quarter 1993 increase in the federal excise tax rate and a change in the collection point on distillates from third-party locations to Marathon's terminals.

     The Marathon Group reported operating income of $105 million in 1995, compared with $584 million in 1994 and $169 million in 1993. The 1995 results included a $659 million fourth quarter noncash charge related to adoption of SFAS No. 121, partially offset by a $15 million favorable adjustment pertaining to environmental remediation recoveries. Results also included a $70 million favorable effect in 1995, a $160 million favorable effect in 1994 and a $241 million unfavorable effect in 1993 resulting from noncash adjustments to the inventory market valuation reserve. Excluding the effects of these items, operating income was $679 million in 1995, $424 million in 1994 and $410 million in 1993. The increase in 1995 was primarily due to increased volumes for worldwide liquid hydrocarbons and natural gas, and higher average prices for worldwide liquid hydrocarbons and international natural gas, partially offset by lower average prices for domestic natural gas. The increase in 1994 mainly reflected reduced worldwide operating expenses and higher international liquid hydrocarbon volumes and worldwide natural gas volumes, largely offset by lower refined product margins, lower liquid hydrocarbon prices and $42 million of employee reorganization charges.

     The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. Market conditions in the petroleum industry are cyclical and subject to global economic and political events.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     Worldwide liquid hydrocarbon volumes are expected to decline by approximately 7% in 1996, primarily reflecting decreased production from Ewing Bank 873 in the U.S. Gulf of Mexico, the sale of Marathon's interests in Illinois Basin properties and the expected sale of interests in the Kakap Block in the Natuna Sea, offshore Indonesia, partially offset by new production in Egypt. Worldwide natural gas volumes are expected to increase approximately 6% in 1996, primarily reflecting successful 1995 domestic drilling programs.

     Marathon's U.K. natural gas sales include sales under long-term contracts with annual cash flow protection under take-or-pay provisions. In the context of the restructuring of the U.K. gas market, which has resulted in lower "spot market" prices, one large gas purchaser has approached its suppliers, including Marathon, requesting in general terms certain amendments to all of its long-term contracts. Marathon believes that its existing long-term sales contracts are legally binding.

     Future results of operations will reflect reduced depreciation, depletion and amortization ("DD&A") charges as a result of the fourth quarter write-down of long-lived assets associated with the adoption of SFAS No. 121. However, the total amount of DD&A expense in future periods will also be affected by ongoing changes in production volumes and reserve estimates, and capital spending.

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

     Sales were $6.5 billion in 1995, compared with $6.1 billion in 1994 and $5.6 billion in 1993. The $400 million increase in 1995 from 1994 resulted from higher steel shipment prices and volumes, partially offset by lower revenues from engineering and consulting services. The $454 million increase in 1994 from 1993 was mainly the result of higher steel shipment volumes and prices and increased commercial shipments of coke, partially offset by lower commercial shipments of coal.

     The U. S. Steel Group reported operating income of $481 million in 1995, compared with operating income of $313 million in 1994 and an operating loss of $149 million in 1993. The 1995 operating income included $27 million of charges related to the settlement of Pickering v. USX litigation, a $34 million charge for the repair of the Gary Works' No. 8 blast furnace, which was damaged by an explosion on April 5, 1995, a $17 million charge related to litigation accruals and a $16 million fourth quarter noncash charge related to adoption of SFAS No. 121, partially offset by an $18 million favorable accrual adjustment for certain employee-related costs. The 1994 operating income included $44 million of charges related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for the modernization of the Gary Works' hot strip mill and pickle line, partially offset by $13 million related to the sale of coal seam methane gas royalty interest. The 1993 operating loss included a $342 million charge for the B&LE litigation and restructuring charges of $42 million related to the planned closure of the Maple Creek coal mine and preparation plant. Excluding the effects of these items, operating income increased $213 million in 1995, compared with an increase of $109 million from 1993 to 1994. The improvement in 1995 was mainly due to higher steel prices and shipment volumes, partially offset by a less favorable product mix which includes increased exports of lower value-added products, higher iron ore and coke costs and increased accruals for profit sharing plans. The improvement in 1994 was primarily due to higher steel prices and shipment volumes. These effects were partially offset by higher pension, labor and scrap metal costs, the absence of a $39 million favorable effect in 1993 related to employee insurance benefits, the adverse effects of utility curtailments and other severe winter weather complications, a caster fire at Mon Valley Works and planned outages for modernization at Gary Works.

     U. S. Steel Group anticipates that steel demand will remain relatively strong in 1996, although domestic industry shipment levels for 1996 are expected to decline slightly from the 1995 level of approximately 97 million tons. In January 1996, price increases were announced for sheet, plate and tubular products with effective dates ranging from February 4, 1996, to April 1, 1996. However, increasing production capability for flat-rolled products may negatively impact market prices for steel as companies attempt to gain or retain market share.

     Steel imports to the United States accounted for an estimated 21%, 25% and 19% of the domestic steel market in the first eleven months of 1995, and for the years 1994 and 1993, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     U. S. Steel Group shipments in the first quarter of 1996 are expected to be lower than the fourth quarter of 1995, which is consistent with prior years. Export shipments for the year 1996 are expected to decline significantly from the 1995 level of 1.5 million tons. During the second quarter of 1996, raw steel production will be reduced by a planned blast furnace outage at Fairfield Works.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     The U. S. Steel Group has certain profit sharing plans in place that will require payments of approximately $35 million to be made in 1996 based on 1995 results.

THE DELHI GROUP

     The Delhi Group includes Delhi Gas Pipeline Corporation and certain related companies which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas.

     Sales of $654 million in 1995 increased $87 million from 1994 primarily reflecting increases in trading volumes, partly offset by lower average prices for natural gas. Sales of $567 million in 1994 increased $32 million from 1993 primarily reflecting increased trading volumes and spot market sales, partially offset by decreased revenues from Southwestern Electric Power Company ("SWEPCO'') and other customers and lower average prices for natural gas and natural gas liquids ("NGLs'').

     The Delhi Group reported operating income of $18 million, compared with an operating loss of $36 million in 1994 and operating income of $36 million in 1993. The 1995 operating income included a $6 million favorable adjustment relating to the completion of the 1994 asset disposition plan. The 1994 operating loss included charges of $37 million for the planned disposition of certain nonstrategic assets. Excluding the effects of these items, operating income in 1995 was $12 million, up $11 million from 1994, mainly due to reduced operating costs, excluding gas purchase costs, and improved gas processing operations, partly offset by a lower gas sales and trading margin. Operating income in 1993 included favorable effects of $2 million for the reversal of a prior-period accrual related to a natural gas contract settlement, $1 million related to gas imbalance settlements and a net $1 million for a refund of prior years' taxes other than income taxes. Excluding the effects of these items, operating income in 1994 was $1 million, down $31 million from 1993, mainly reflecting a decline in gas sales premiums from SWEPCO and lower margins from other customers, partially offset by higher natural gas throughput volumes and lower depreciation expense due to the previously mentioned asset disposition plan.

     The Delhi Group's operating results are mainly affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The levels of gas sales margin for future periods are difficult to accurately project because of fluctuations in customer demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. Because the strongest demand for gas and the highest gas sales unit margins generally occur during the winter heating season, the Delhi Group has historically recognized the greatest portion of its income from its gas sales business during the first and fourth quarters of the year.

     Based on current market conditions and estimated volumes, the Delhi Group's gas sales and trading margin is expected to be negatively impacted by approximately $2-3 million (pretax) during the first quarter of 1996 due to an anomaly in market conditions. The anomaly relates to basis differentials, which are the differences between gas prices in various locations. In January 1996, the basis differential to the Delhi Group's east Texas market area was significantly higher than the historical norm. The anomaly was caused by extreme winter weather in the eastern United States and the inability to move Texas gas to this market due to transportation constraints. Two of the pipeline indexes which the Delhi Group uses to determine the purchase price under some gas purchase contracts reflected prices much higher than the east Texas market area because the index zones for these pipelines included areas outside of Texas which were affected by the market anomaly. This disparity resulted in gas purchase costs that exceeded the market price for such gas and is expected to result in the unfavorable impact noted above. Measures are currently being implemented by the Delhi Group to mitigate the negative impact of any such future anomalies including, but not limited to, renegotiation of certain gas purchase contracts.

     Since the adoption of Federal Energy Regulatory Commission ("FERC") Order No. 636 in 1992, competition has increased significantly in the domestic gas industry and is expected to remain highly competitive in the future. On the supply side, gas producers now have easier access to end-user sales markets, which, at times, has resulted in the conversion of their contracts with midstream gathering and distribution companies, like the Delhi Group, from sales to transportation agreements. On the sales side, securing new premium service agreements has become increasingly difficult. However, management believes that its increased focus on core operating areas, an emphasis on sour gas gathering and treating services and its ability to maintain a long-term dedicated reserve base and to provide reliable sales services will enable the Delhi Group to remain a competitive entity in the markets that it serves.

OUTLOOK

     In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock-based compensation plans but allows companies to continue to apply the provisions of Accounting Principles Board Opinion No. 25, provided certain pro forma disclosures are made. USX intends to adopt SFAS No. 123 by disclosure only in its 1996 financial statements, as permitted by the Standard.

MARATHON GROUP


INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                          Page
                                                          ----
Explanatory Note Regarding Financial Information ......   M-2

Management's Report ...................................   M-3

Audited Financial Statements:
  Report of Independent Accountants ...................   M-3
  Statement of Operations .............................   M-4
  Balance Sheet .......................................   M-5
  Statement of Cash Flows .............................   M-6
  Notes to Financial Statements .......................   M-7

Selected Quarterly Financial Data .....................   M-22

Principal Unconsolidated Affiliates ...................   M-22

Supplementary Information .............................   M-22

Five-Year Operating Summary ...........................   M-23

Management's Discussion and Analysis ..................   M-24

MARATHON GROUP


EXPLANATORY NOTE REGARDING FINANCIAL INFORMATION


Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX-Marathon Group Common Stock, USX-U.S. Steel Group Common Stock and USX-Delhi Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

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


Thomas J. Usher                 Robert M. Hernandez             Lewis B. Jones
Chairman, Board of Directors    Vice Chairman                   Vice President
& Chief Executive Officer       & Chief Financial Officer       & Comptroller


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages M-4 through M-21 present fairly, in all material respects, the financial position of the Marathon Group at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 6, page M-11, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets. As discussed in Note 2, page M-8, in 1993 USX adopted new accounting standards for postemployment benefits and for retrospectively rated insurance contracts.

     The Marathon Group is a business unit of USX Corporation (as described in Note 1, page M-7); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation.


Price Waterhouse LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 13, 1996

STATEMENT OF OPERATIONS

(Dollars in millions)                                                                1995        1994        1993
-------------------------------------------------------------------------------------------------------------------
SALES (Note 4, page M-10)                                                          $ 13,871    $ 12,757    $ 11,962
OPERATING COSTS:
 Cost of sales (excludes items shown below)                                           9,011       8,405       8,209
 Inventory market valuation charges (credits) (Note 18, page M-18)                      (70)       (160)        241
 Selling, general and administrative expenses                                           297         313         325
 Depreciation, depletion and amortization                                               817         721         727
 Taxes other than income taxes                                                        2,903       2,737       2,146
 Exploration expenses                                                                   149         157         145
 Impairment of long-lived assets (Note 6, page M-11)                                    659           -           -
                                                                                   --------    --------    --------
      Total operating costs                                                          13,766      12,173      11,793
                                                                                   --------    --------    --------
OPERATING INCOME                                                                        105         584         169
Other income (Note 5, page M-10)                                                         23         177          46
Interest and other financial income (Note 5, page M-10)                                  31          15          22
Interest and other financial costs (Note 5, page M-10)                                 (349)       (300)       (292)
                                                                                   --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
 CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                 (190)        476         (55)
Less provision (credit) for estimated income taxes (Note 13, page M-15)                (107)        155         (49)
                                                                                   --------    --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                                             (83)        321          (6)
Extraordinary loss (Note 7, page M-11)                                                   (5)          -           -
Cumulative effect of changes in accounting principles:
 Postemployment benefits (Note 2, page M-8)                                              -           -         (17)
 Retrospectively rated insurance contracts (Note 2, page M-8)                            -           -          (6)
                                                                                   --------    --------    --------
NET INCOME (LOSS)                                                                       (88)        321         (29)
Dividends on preferred stock                                                             (4)         (6)         (6)
                                                                                   --------    --------    --------
NET INCOME (LOSS) APPLICABLE TO MARATHON STOCK                                     $    (92)   $    315    $    (35)
-------------------------------------------------------------------------------------------------------------------


INCOME PER COMMON SHARE OF MARATHON STOCK

                                                                                     1995        1994        1993
-------------------------------------------------------------------------------------------------------------------
PRIMARY AND FULLY DILUTED:
Income (loss) before extraordinary loss and cumulative effect of
 changes in accounting principles applicable to Marathon Stock                     $   (.31)   $   1.10    $   (.04)
Extraordinary loss                                                                     (.02)          -           -
Cumulative effect of changes in accounting principles                                     -           -        (.08)
                                                                                   --------    --------    --------
Net income (loss) applicable to Marathon Stock                                     $   (.33)   $   1.10    $   (.12)
Weighted average shares, in thousands
              - primary                                                             287,271     286,722     286,594
              - fully diluted                                                       287,271     286,725     286,594
-------------------------------------------------------------------------------------------------------------------

See Note 22, page M-19, for a description of net income per common share. The accompanying notes are an integral part of these financial statements.

BALANCE SHEET

(Dollars in millions)                                    December 31              1995            1994
--------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                                       $    77         $    28
 Receivables, less allowance for doubtful accounts
   of $3 and $3 (Note 19, page M-18)                                                 541             438
 Receivable from other groups (Note 15, page M-17)                                    11               -
 Inventories (Note 18, page M-18)                                                  1,152           1,137
 Other current assets                                                                107             134
                                                                                 -------         -------
     Total current assets                                                          1,888           1,737

Long-term receivables and other investments (Note 14, page M-16)                     215             269
Property, plant and equipment - net (Note 17, page M-17)                           7,521           8,471
Prepaid pensions (Note 11, page M-13)                                                274             261
Other noncurrent assets                                                              211             213
                                                                                 -------         -------
     Total assets                                                                $10,109         $10,951
--------------------------------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
 Notes payable                                                                   $    31         $     1
 Accounts payable                                                                  1,210           1,129
 Payable to other groups (Note 15, page M-17)                                         35              44
 Payroll and benefits payable                                                         80              84
 Accrued taxes                                                                        68             133
 Deferred income taxes (Note 13, page M-15)                                          154             171
 Accrued interest                                                                     94              95
 Long-term debt due within one year (Note 9, page M-12)                              353              55
                                                                                 -------         -------
     Total current liabilities                                                     2,025           1,712

Long-term debt (Note 9, page M-12)                                                 3,367           3,983
Long-term deferred income taxes (Note 13, page M-15)                               1,072           1,270
Employee benefits (Note 12, page M-14)                                               338             317
Deferred credits and other liabilities                                               253             246
Preferred stock of subsidiary (Note 8, page M-11)                                    182             182
                                                                                 -------         -------

     Total liabilities                                                             7,237           7,710
                                                                                 -------         -------

STOCKHOLDERS' EQUITY (Note 20,  page M-18)

Preferred stock                                                                        -              78
Common stockholders' equity                                                        2,872           3,163
                                                                                 -------         -------
     Total stockholders' equity                                                    2,872           3,241
                                                                                 -------         -------
     Total liabilities and stockholders' equity                                  $10,109         $10,951
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

(Dollars in millions)                                                                1995        1994        1993
------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:

Net income (loss)                                                                   $  (88)     $  321      $  (29)
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss and accounting principle changes                                    5           -          23
  Depreciation, depletion and amortization                                             817         721         727
  Exploratory dry well costs                                                            64          68          48
  Inventory market valuation charges (credits)                                         (70)       (160)        241
  Pensions                                                                             (16)          1          (6)
  Postretirement benefits other than pensions                                           12          10          24
  Deferred income taxes                                                               (204)        116        (116)
  Gain on disposal of assets                                                            (8)       (175)        (34)
  Payment of amortized discount on zero coupon debentures                              (96)          -           -
  Impairment of long-lived assets                                                      659           -           -
  Changes in: Current receivables - sold                                                 8           -           -
                                  - operating turnover                                (120)       (105)        189
              Inventories                                                               55           3          44
              Current accounts payable and accrued expenses                            (27)       (122)       (313)
  All other items - net                                                                 53          42          32
                                                                                    ------      ------      ------
     Net cash provided from operating activities                                     1,044         720         830
                                                                                    ------      ------      ------

INVESTING ACTIVITIES:

Capital expenditures                                                                  (642)       (753)       (910)
Disposal of assets                                                                      77         263         174
Elimination of Retained Interest in Delhi Group                                         58           -           -
Issuance of Delhi Stock                                                                  -           2           5
All other items - net                                                                   (4)          7          (8)
                                                                                    ------      ------      ------

     Net cash used in investing activities                                            (511)       (481)       (739)
                                                                                    ------      ------      ------

FINANCING ACTIVITIES (Note 3, page M-9):

Change in Marathon Group's share of USX consolidated debt                             (204)       (371)        261
Specifically attributed debt - repayments                                               (2)         (1)          -
Preferred stock redeemed                                                               (78)          -           -
Marathon Stock repurchased                                                              (1)          -          (1)
Marathon Stock issued                                                                    -           -           1
Attributed preferred stock of subsidiary                                                 -         176           -
Dividends paid                                                                        (199)       (201)       (201)
                                                                                    ------      ------      ------
     Net cash provided from (used in) financing activities                            (484)       (397)         60
                                                                                    ------      ------      ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  -           1          (1)
                                                                                    ------      ------      ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    49        (157)        150

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          28         185          35
                                                                                    ------      ------      ------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $   77      $   28      $  185
------------------------------------------------------------------------------------------------------------------

See Note 10, page M-12, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

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

     Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U.S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Marathon Stock, Steel Stock and Delhi Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

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

     The proportionate share of income (loss) represented by the Retained Interest (Note 3, page M-9) in the Delhi Group prior to June 15, 1995, is included in other income (Note 5, page M-10).

     Investments in marketable equity securities are carried at lower of cost or market and investments in other companies are carried at cost, with income recognized when dividends are received.

USE OF ESTIMATES - Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

DERIVATIVE INSTRUMENTS - The Marathon Group engages in commodity and currency risk management activities within the normal course of its business (Note 25, page M-19). Management is authorized to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. Derivative instruments relating to fixed price sales of equity production are marked-to-market in the current period and the related income effects are included within operating income. All other changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. OTC swaps in general are off-balance-sheet instruments. The effect of changes in the market indices related to OTC swaps are recorded upon settlement and recognized in income with the underlying transaction. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate.

     Forward currency contracts are used to manage currency risks related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the underlying transaction; all other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. Net contract values are included in receivables or payables, as appropriate.

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

ENVIRONMENTAL REMEDIATION - The Marathon Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based upon estimated proved oil and gas reserves on a units-of-production method.

INSURANCE - The Marathon Group is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

     In 1993, USX adopted Emerging Issues Task Force (EITF) Consensus No. 93-14, ''Accounting for Multiple-Year Retrospectively Rated Insurance Contracts''. EITF No. 93-14 requires accrual of retrospective premium adjustments when the insured has an obligation to pay cash to the insurer that would not have been required absent experience under the contract. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $6 million, net of $3 million income tax.

POSTEMPLOYMENT BENEFITS - In 1993, USX adopted Statement of Financial Accounting Standards No. 112, ''Employers' Accounting for Postemployment Benefits'' (SFAS No. 112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The Marathon Group is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims and related periodic costs are measured using actuarial techniques and assumptions including appropriate discount rates and amortization of actuarial adjustments over future periods. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $17 million, net of $10 million income tax. The effect of the change in accounting principle reduced 1993 operating income by $2 million.

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1995 classifications.

3. CORPORATE ACTIVITIES

FINANCIAL ACTIVITIES - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Marathon Group, the U. S. Steel Group and the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 8, page M-11, for the Marathon Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collaterized financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

CORPORATE GENERAL & ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the Marathon Group, the U. S. Steel Group and the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Marathon Group were $30 million, $29 million and $28 million in 1995, 1994 and 1993, respectively, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

COMMON STOCK TRANSACTIONS - The USX Board of Directors, prior to June 15, 1995, had designated 14,003,205 shares of Delhi Stock to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group. The Delhi Fraction was the percentage interest in the Delhi Group represented by the shares of Delhi Stock that were outstanding at any particular time and, based on 9,438,391 outstanding shares at June 14, 1995, was approximately 67%. The Marathon Group financial statements reflected a percentage interest in the Delhi Group of approximately 33% (Retained Interest) through June 14, 1995. The financial position, results of operations and cash flows of the Delhi Group were reflected in the financial statements of the Marathon Group only to the extent of the Retained Interest. The shares deemed to represent the Retained Interest were not outstanding shares of Delhi Stock and could not be voted by the Marathon Group. As additional shares of Delhi Stock deemed to represent the Retained Interest were sold, the Retained Interest decreased. When a dividend was paid in respect to the outstanding Delhi Stock, the Marathon Group financial statements were credited, and the Delhi Group financial statements were charged, with the aggregate transaction amount times the quotient of the Retained Interest divided by the Delhi Fraction.

     On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of Delhi Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The reallocation was made at a price of $12.75 per equivalent share of Delhi Stock, or an aggregate of $58 million, resulting in a corresponding reduction of the Marathon Group debt.

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

     For tax provision and settlement purposes, tax benefits resulting from attributes (principally net operating losses and various tax credits), which cannot be utilized by one of the three groups on a separate return basis but which can be utilized on a consolidated basis in that year or in a carryback year, are allocated to the group that generated the attributes. To the extent that one of the three groups is allocated a consolidated tax attribute which, as a result of expiration or otherwise, is not ultimately utilized on the consolidated tax return, the prior years' allocation of such attribute is adjusted such that the effect of the expiration is borne by the group that generated the attribute. Also, if a tax attribute cannot be utilized on a consolidated basis in the year generated or in a carryback year, the prior years' allocation of such consolidated tax effects is adjusted in a subsequent year to the extent necessary to allocate the tax benefits to the group that would have realized the tax benefits on a separate return basis. As a result, the allocated group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the groups had filed separate tax returns.

-------------------------------------------------------------------------------
4. SALES

        The items below are included in sales and operating costs, with no effect on income.

(In millions)                                                           1995        1994         1993
----------------------------------------------------------------------------------------------------------
Consumer excise taxes on petroleum products and merchandise           $ 2,708     $ 2,542      $ 1,927
Matching crude oil and refined product
  buy/sell transactions settled in cash                                 2,067       2,071        2,018
 ----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
5. OTHER ITEMS

(In millions)                                                           1995        1994         1993
----------------------------------------------------------------------------------------------------------
OTHER INCOME:
 Gain on disposal of assets                                            $    8      $  175 (a)   $   34 (b)
 Income from affiliates - equity method                                     9           4            9
 Income (loss) from Retained Interest in the Delhi Group                    2 (c)     (10)(d)        4
 Other income (loss)                                                        4           8           (1)
                                                                       ------      ------       ------
     Total                                                             $   23      $  177       $   46
----------------------------------------------------------------------------------------------------------
INTEREST AND OTHER FINANCIAL INCOME(e):
 Interest income                                                       $   16      $   10       $   11
 Other                                                                     15           5           11
                                                                       ------      ------       ------
     Total                                                                 31          15           22
                                                                       ------      ------       ------
 INTEREST AND OTHER FINANCIAL COSTS(e):
 Interest incurred                                                       (297)       (305)        (315)
 Less interest capitalized                                                  8          50           97
                                                                       ------      ------       ------
     Net interest                                                        (289)       (255)        (218)
 Interest on litigation                                                     -           -           (6)
 Interest on tax issues                                                     5 (f)      24 (g)      (25)
 Financial cost on preferred stock of subsidiary                          (16)        (13)           -
  Amortization of discounts                                               (21)        (32)         (26)
  Expenses on sales of accounts receivable (Note 19, page M-18)           (24)        (19)         (14)
  Other                                                                    (4)         (5)          (3)
                                                                       ------      ------       ------
       Total                                                             (349)       (300)        (292)
                                                                       ------      ------       ------
NET INTEREST AND OTHER FINANCIAL COSTS(e)                              $ (318)     $ (285)      $ (270)
----------------------------------------------------------------------------------------------------------

(a) Gains resulted primarily from the sale of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties.

(b) Gains resulted primarily from the sale of two product tug/barge units and the sale of assets of a convenience store wholesale distributor subsidiary.

(c)     Retained Interest in the Delhi Group was eliminated on June 15, 1995.

(d)     Delhi Group's loss included restructuring charges.

(e) See Note 3, page M-9, for discussion of USX net interest and other financial costs attributable to the Marathon Group.

(f) Includes $17 million benefit related to refundable federal income taxes paid in prior years.

(g) Includes a $34 million benefit related to the settlement of various state tax issues.

--------------------------------------------------------------------------------
6. IMPAIRMENT OF LONG-LIVED ASSETS

At the beginning of the fourth quarter of 1995, USX adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS No. 121). SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     Adoption of SFAS No. 121 resulted in an impairment charge included in operating costs of $659 million. The impaired assets primarily include certain domestic and international oil and gas properties, an idled refinery and related goodwill.

     The Marathon Group assessed impairment of its oil and gas properties based primarily on a field-by-field approach. The predominant method used to determine fair value was a discounted cash flow approach and where available, comparable market values were used. The impairment provision reduced capitalized costs of oil and gas properties by $533 million.

     In addition, the Indianapolis, Indiana refinery, which was temporarily idled in October 1993, was impaired by $126 million, including related goodwill. The impairment was based on a discounted cash flow approach and comparable market value analysis.

--------------------------------------------------------------------------------
7. EXTRAORDINARY LOSS

In 1995, USX extinguished $553 million of debt prior to maturity, resulting in an extraordinary loss to the Marathon Group of $5 million, net of a $3 million income tax benefit.

--------------------------------------------------------------------------------
8. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS

The following is Marathon Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in
Note 3, page M-9. These amounts exclude debt amounts specifically attributed to a group as disclosed in Note 9, page M-12.

                                                           Marathon Group      Consolidated USX(a)
                                                           ---------------     ------------------
(In millions)                December 31                   1995       1994        1995       1994
-------------------------------------------------------------------------------------------------
Cash and cash equivalents                                $   36     $    3      $   47     $    4
Receivables(b)                                               56          8          73         11
Long-term receivables(b)                                     22         51          29         70
Other noncurrent assets(b)                                    6          8           8         11
                                                         ------     ------      ------     ------
   Total assets                                          $  120     $   70      $  157     $   96
-------------------------------------------------------------------------------------------------
Notes payable                                            $   31     $    -      $   40     $    -
Accounts payable                                             35          2          46          3
Accrued interest                                             91         90         119        123
Long-term debt due within one year (Note 9, page M-12)      352         54         460         74
Long-term debt (Note 9, page M-12)                        3,303      3,917       4,303      5,346
Deferred credits and other liabilities(b)                     -          2           -          3
Preferred stock of subsidiary                               182        182         250        250
                                                         ------     ------      ------     ------
   Total liabilities                                     $3,994     $4,247      $5,218     $5,799
-------------------------------------------------------------------------------------------------
Preferred stock                                          $    -     $   78      $    -     $  105
-------------------------------------------------------------------------------------------------

                                                       Marathon Group(c)       Consolidated USX
                                                     --------------------    --------------------
(In millions)                                        1995    1994    1993    1995    1994    1993
-------------------------------------------------------------------------------------------------
Net interest and other financial
 costs (Note 5, page M-10)                          $(329)  $(346)  $(338)  $(439)  $(471)  $(471)
-------------------------------------------------------------------------------------------------

(a) For details of USX long-term debt, preferred stock of subsidiary and preferred stock, see Notes 15, page U-20; 26, page U-25; and 20 page U-22, respectively, to the USX consolidated financial statements.

(b) Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.

(c) The Marathon Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

--------------------------------------------------------------------------------
9. LONG-TERM DEBT

The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                            Marathon Group     Consolidated USX(a)
                                                            ---------------    ------------------
(In millions)                December 31                    1995       1994       1995       1994
-------------------------------------------------------------------------------------------------
Specifically attributed debt(b):
 Sale-leaseback financing and capital leases              $   24     $   25     $  133     $  137
 Seller-provided financing                                    41         42         41         42
                                                          ------     ------     ------     ------
     Total                                                    65         67        174        179
 Less amount due within one year                               1          1          5          4
                                                          ------     ------     ------     ------
     Total specifically attributed long-term debt         $   64     $   66     $  169     $  175
-------------------------------------------------------------------------------------------------
Debt attributed to all three groups(c)                    $3,691     $4,022     $4,810     $5,489
 Less unamortized discount                                    36         51         47         69
 Less amount due within one year                             352         54        460         74
                                                          ------     ------     ------     ------
     Total long-term debt attributed to all three groups  $3,303     $3,917     $4,303     $5,346
-------------------------------------------------------------------------------------------------
Total long-term debt due within one year                  $  353     $   55     $  465     $   78
Total long-term debt due after one year                    3,367      3,983      4,472      5,521
-------------------------------------------------------------------------------------------------

(a) See Note 15, page U-20, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.

(b) As described in Note 3, page M-9, certain financial activities are specifically attributed only to the Marathon Group, the U. S. Steel Group or the Delhi Group.

(c) Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page M-9; 8, page M-11; and 10, page M-12).

--------------------------------------------------------------------------------
10. SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)                                                              1995      1994      1993
---------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES INCLUDED:
 Interest and other financial costs paid (net of amount capitalized)    $  (431)  $  (380)  $  (237)
 Income taxes paid, including settlements with other groups                (163)      (31)      (86)
---------------------------------------------------------------------------------------------------
USX DEBT ATTRIBUTED TO ALL THREE GROUPS - NET:
 Commercial paper:
  Issued                                                                $ 2,434   $ 1,515   $ 2,229
  Repayments                                                             (2,651)   (1,166)   (2,598)
 Credit agreements:
  Borrowings                                                              4,719     4,545     1,782
  Repayments                                                             (4,659)   (5,045)   (2,282)
 Other credit arrangements - net                                             40         -       (45)
 Other debt:
  Borrowings                                                                 52       509       791
  Repayments                                                               (440)     (791)     (318)
                                                                        -------   -------   -------
    Total                                                               $  (505)  $  (433)  $  (441)
                                                                        =======   =======   =======
  Marathon Group activity                                               $  (204)  $  (371)  $   261
  U. S. Steel Group activity                                               (399)      (57)     (713)
  Delhi Group activity                                                       98        (5)       11
                                                                        -------   -------   -------
    Total                                                               $  (505)  $  (433)  $  (441)
---------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Marathon Stock issued for employee stock option plans                 $     5   $     -   $     1
  Contribution of assets to an equity affiliate                               -        26         -
  Disposal of assets - common stock received                                  5         -         -
  Acquisition of assets - stock issued                                        -        11         -
                        - debt issued                                         -        58         -
---------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
11. PENSIONS

The Marathon Group has noncontributory defined benefit plans covering substantially all employees. Benefits under these plans are based primarily upon years of service and the highest three years earnings during the last ten years before retirement. Certain subsidiaries provide benefits for employees covered by other plans based primarily upon employees' service and career earnings. The funding policy for all plans provides that payments to the pension trusts shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved.

PENSION COST (CREDIT) - The defined benefit cost for major plans for 1995, 1994 and 1993 was determined assuming an expected long-term rate of return on plan assets of 10%, 9% and 10%, respectively, and was as follows:

(In millions)                                                              1995      1994      1993
---------------------------------------------------------------------------------------------------
Major plans:
 Cost of benefits earned during the period                                $  26      $ 36      $ 33
 Interest cost on projected benefit obligation
  (8% for 1995; 6.5% for 1994; and 7% for 1993)                              41        45        43
 Return on assets - actual return                                          (197)       (1)      (38)
                  - deferred gain (loss)                                    116       (81)      (48)
 Net amortization of unrecognized gains                                      (4)       (5)       (5)
                                                                          -----      ----      ----
     Total major plans                                                      (18)       (6)      (15)
Other plans                                                                   4         4         4
                                                                          -----      ----      ----
     Total periodic pension credit                                          (14)       (2)      (11)
Curtailment losses(a)                                                         2         4         -
                                                                          -----      ----      ----
     Total pension cost (credit)                                          $ (12)     $  2      $(11)
---------------------------------------------------------------------------------------------------

(a) The curtailment loss in 1995 resulted from the final disposition of FWA Drilling Company, Inc. The curtailment loss in 1994 resulted from a work force reduction program.

FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 7% at December 31, 1995, and 8% at December 31, 1994. The assumed rate of future increases in compensation levels was 5% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in the Marathon Group's balance sheet:

(In millions)                                     December 31                1995      1994
-------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Projected benefit obligation (PBO)(b)                                       $(664)    $(542)
Plan assets at fair market value(c)                                           904       761
                                                                            -----     -----
      Assets in excess of PBO(d)                                              240       219
Unrecognized net gain from transition                                         (50)      (57)
Unrecognized prior service cost                                                 8         9
Unrecognized net loss                                                          58        73
Additional minimum liability(e)                                               (13)       (1)
                                                                            -----     -----
      Net pension asset included in balance sheet                           $ 243     $ 243
-------------------------------------------------------------------------------------------
(b) PBO includes:
      Accumulated benefit obligation (ABO)                                  $ 492     $ 416
      Vested benefit obligation                                               434       368
(c) Types of assets held:
      Stocks of other corporations                                             66%       66%
      U.S. Government securities                                               11%       14%
      Corporate debt instruments and other                                     23%       20%
(d) Includes several small plans that have ABOs in excess of plan assets:
      PBO                                                                   $ (63)    $ (45)
      Plan assets                                                              13        11
                                                                            -----     -----
      PBO in excess of plan assets                                          $ (50)    $ (34)
(e) Additional minimum liability recorded was offset by the following:
      Intangible asset                                                      $   4     $   1
      Stockholders' equity adjustment - net of deferred income tax              6         -
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1995, 1994 and 1993 was determined assuming discount rates of 8%, 6.5% and 7%, respectively, and was as follows:

(In millions)                                                              1995      1994      1993
---------------------------------------------------------------------------------------------------
Cost of benefits earned during the period                                   $ 7       $10       $10
Interest on accumulated postretirement benefit obligation (APBO)             22        20        23
Amortization of unrecognized (gains) losses                                  (3)       (3)        2
                                                                            ---       ---       ---
    Total periodic postretirement benefit cost                               26        27        35
Curtailment gain(a)                                                           -        (4)        -
                                                                            ---       ---       ---
    Total postretirement benefit cost                                       $26       $23       $35
---------------------------------------------------------------------------------------------------

(a) The curtailment gain resulted from a workforce reduction program.

OBLIGATIONS - The following table sets forth the plans' obligations and the amounts reported in the Marathon Group's balance sheet:

(In millions)                                     December 31                1995      1994
-------------------------------------------------------------------------------------------
Reconciliation of APBO to reported amounts:
APBO attributable to:
 Retirees                                                                   $(169)    $(159)
 Fully eligible plan participants                                             (51)      (42)
 Other active plan participants                                              (101)      (80)
                                                                            -----     -----
    Total APBO                                                               (321)     (281)
 Unrecognized net loss                                                         44        19
 Unamortized prior service cost                                               (25)      (28)
                                                                            -----     -----
    Accrued liability included in balance sheet                             $(302)    $(290)
-------------------------------------------------------------------------------------------

     The assumed discount rate used to measure the APBO was 7% and 8% at December 31, 1995, and December 31, 1994, respectively. The assumed rate of future increases in compensation levels was 5% at both year-ends. The weighted average health care cost trend rate in 1996 is approximately 8%, gradually declining to an ultimate rate in 2003 of approximately 5.5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1995 net periodic postretirement benefit cost by $5 million and would have increased the APBO as of December 31, 1995, by $47 million.

--------------------------------------------------------------------------------
13. INCOME TAXES

Income tax provisions and related assets and liabilities attributed to the Marathon Group are determined in accordance with the USX group tax allocation policy (Note 3, page M-9).

     Provisions (credits) for estimated income taxes were:

                                1995                            1994                        1993
                   -----------------------------     -------------------------   ------------------------
(In millions)      CURRENT    DEFERRED     TOTAL     Current  Deferred   Total   Current  Deferred  Total
---------------------------------------------------------------------------------------------------------
Federal                $72       $(221)    $(149)        $29      $106    $135       $38    $(162)  $(124)
State and local         10         (14)       (4)         (2)       (1)     (3)        9      (18)     (9)
Foreign                 15          31        46          12        11      23        20       64      84
                       ---       -----     -----         ---      ----    ----       ---    -----   -----
   Total               $97       $(204)    $(107)        $39      $116    $155       $67    $(116)  $ (49)
---------------------------------------------------------------------------------------------------------

     In 1995, the extraordinary loss on extinguishment of debt includes a tax benefit of $3 million (Note 7, page M-11).

     In 1993, the cumulative effects of the changes in accounting principles for postemployment benefits and for retrospectively rated insurance contracts included deferred tax benefits of $10 million and $3 million, respectively (Note 2, page M-8).

     A reconciliation of federal statutory tax rate (35%) to total provisions (credits) follows:

(In millions)                                                              1995      1994      1993
---------------------------------------------------------------------------------------------------
Statutory rate applied to income (loss) before taxes                      $ (67)     $166      $(19)
Effects of foreign operations(a)                                            (36)       13         1
Goodwill                                                                      8         2         1
Effects of partially-owned companies                                         (7)       (5)       (7)
Dispositions of subsidiary investments                                       (6)        -       (23)
State and local income taxes after federal income tax effects                (3)       (2)       (6)
Effect of Retained Interest                                                  (1)        4        (1)
Remeasurement of deferred income taxes for statutory rate increase            -         -        40
Adjustment of prior years' federal income taxes                              (1)        -       (13)
Adjustment of valuation allowances                                            4       (24)      (22)
Other                                                                         2         1         -
                                                                          -----      ----      ----
   Total provisions (credits)                                             $(107)     $155      $(49)
---------------------------------------------------------------------------------------------------

(a) Includes incremental tax benefits of $44 million in 1995 and $64 million in 1993 resulting from USX's election to credit, rather than deduct, certain foreign income taxes for federal income tax purposes.

     Deferred tax assets and liabilities resulted from the following:

(In millions)                                     December 31                      1995      1994
-------------------------------------------------------------------------------------------------
Deferred tax assets:
 State tax loss carryforwards (expiring in 1996 through 2010)                    $   34    $   36
 Foreign tax loss carryforwards (portion of which expire in 2000 through 2010)      556       545
 Minimum tax credit carryforwards                                                    93       235
 Foreign tax credit carryforwards (expiring in 1996 through 2000)                    81         -
 Employee benefits                                                                  148       144
 Expected federal benefit for:
  Crediting certain foreign deferred income taxes                                   169       142
  Deducting state and other foreign deferred income taxes                            48        55
 Contingency and other accruals                                                      95       104
 Other                                                                               76        48
 Valuation allowances                                                              (344)     (150)
                                                                                 ------    ------
   Total deferred tax assets                                                        956     1,159
                                                                                 ------    ------
Deferred tax liabilities:
 Property, plant and equipment                                                    1,676     2,114
 Inventory                                                                          226       202
 Prepaid pensions                                                                   116       110
 Other                                                                              120       118
                                                                                 ------    ------
   Total deferred tax liabilities                                                 2,138     2,544
                                                                                 ------    ------
   Net deferred tax liabilities                                                  $1,182    $1,385
-------------------------------------------------------------------------------------------------

     The Marathon Group expects to generate sufficient future taxable income to realize the benefit of its net deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.

     The consolidated tax returns of USX for the years 1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

     Pretax income (loss) included $(50) million, $14 million and $(55) million attributable to foreign sources in 1995, 1994 and 1993, respectively.

--------------------------------------------------------------------------------
14. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

(In millions)                        December 31                1995      1994
-------------------------------------------------------------------------------
Receivables due after one year                                 $ 32      $ 14
Forward currency contracts                                       22        51
Equity method investments                                       111        99
Cost method investments                                          30        30
Retained Interest in the Delhi Group (Note 3, page M-9)           -        55
Other                                                            20        20
                                                               ----      ----
    Total                                                      $215      $269
-------------------------------------------------------------------------------


     The following represents summarized financial information of affiliates accounted for by the equity method of accounting, except for the Retained Interest in the Delhi Group:

(In millions)                                         1995      1994      1993
-------------------------------------------------------------------------------
Income data - year:
  Sales                                              $255      $277      $383
  Operating income                                     77       105       125
  Net income                                           24        35        46
-------------------------------------------------------------------------------
Balance sheet data - December 31:
  Current assets                                     $ 86      $ 75
  Noncurrent assets                                   957       966
  Current liabilities                                 116       105
  Noncurrent liabilities                              703       725
-------------------------------------------------------------------------------


     Dividends and partnership distributions received from equity affiliates were $14 million in 1995, $10 million in 1994 and $15 million in 1993.

     Marathon Group purchases from equity affiliates totaled $52 million, $71 million and $77 million in 1995, 1994 and 1993, respectively. Marathon Group sales to equity affiliates were immaterial in 1995 and 1994 and $21 million in 1993.

     Summarized financial information of the Delhi Group, which was accounted for by the equity method of accounting follows:

(In millions)                                     1995(a)      1994      1993
-------------------------------------------------------------------------------
Income data - year:
  Sales                                           $276         $567      $535
  Operating income (loss)                           14          (36)       36
  Net income (loss)                                  7          (31)(b)    12
-------------------------------------------------------------------------------
Balance sheet data - December 31:
  Current assets                                  $  -         $ 26
  Noncurrent assets                                  -          495
  Current liabilities                                -           89
  Noncurrent liabilities                             -          260
-------------------------------------------------------------------------------

(a) Retained Interest in the Delhi Group was eliminated on June 15, 1995.

(b) Delhi Group's loss includes restructuring charges of $40 million.

-------------------------------------------------------------------------------
15. INTERGROUP TRANSACTIONS

SALES AND PURCHASES - Marathon Group sales to the U. S. Steel Group totaled $17 million, $13 million and $17 million in 1995, 1994 and 1993, respectively. Marathon Group sales to the Delhi Group totaled $37 million in 1995, $42 million in 1994 and $30 million in 1993. Marathon Group purchases from the Delhi Group totaled $5 million in 1995 and $4 million in both 1994 and 1993. These transactions were conducted on an arm's-length basis.

RECEIVABLE FROM/PAYABLE TO OTHER GROUPS - These amounts represent receivables or payables for income taxes determined in accordance with the tax allocation policy described in Note 3, page M-9. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.

-------------------------------------------------------------------------------
16. LEASES

Future minimum commitments for capital leases and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                      Capital       Operating
(In millions)                                          Leases        Leases
-------------------------------------------------------------------------------
1996                                                    $ 1           $ 89
1997                                                      1             83
1998                                                      2             73
1999                                                      2             44
2000                                                      2            126
Later years                                              32            212
Sublease rentals                                          -            (17)
                                                        ---           ----
    Total minimum lease payments                         40           $610
                                                                      ====
Less imputed interest costs                              16
                                                        ---
    Present value of net minimum lease payments
      included in long-term debt                        $24
-------------------------------------------------------------------------------


    Operating lease rental expense:


(In millions)                                         1995      1994      1993
-------------------------------------------------------------------------------
Minimum rental                                        $ 97      $105     $ 97
Contingent rental                                       10        10        9
Sublease rentals                                        (5)       (5)      (6)
                                                      ----      ----     ----
    Net rental expense                                $102      $110     $100
-------------------------------------------------------------------------------


     The Marathon Group leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $114 million may be declared immediately due and payable.

-------------------------------------------------------------------------------
17. PROPERTY, PLANT AND EQUIPMENT

(In millions)                        December 31          1995            1994
-------------------------------------------------------------------------------
Production                                                $12,830      $12,774
Refining                                                    1,555        1,502
Marketing                                                   1,258        1,189
Transportation                                                491          479
Other                                                         277          324
                                                           ------       ------
    Total                                                  16,411       16,268
Less accumulated depreciation, depletion and amortization   8,890        7,797
                                                           ------      -------
    Net                                                   $ 7,521      $ 8,471
-------------------------------------------------------------------------------

     Property, plant and equipment includes gross assets acquired under capital leases of $37 million at December 31, 1995, and $39 million at December 31, 1994; the related amount for both years in accumulated depreciation, depletion and amortization was $33 million.

     During the fourth quarter of 1995, the Marathon Group adopted
SFAS No. 121, resulting in $639 million impairment charges relating to the write-down of property, plant and equipment (Note 6, page M-11).

--------------------------------------------------------------------------------
18. INVENTORIES

(In millions)                        December 31             1995         1994
-------------------------------------------------------------------------------
Crude oil and natural gas liquids                           $  510     $  516
Refined products and merchandise                               758        801
Supplies and sundry items                                       93         99
                                                            ------     ------
    Total (at cost)                                          1,361      1,416
Less inventory market valuation reserve                        209        279
                                                            ------     ------
    Net inventory carrying value                            $1,152     $1,137
-------------------------------------------------------------------------------


     Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 91% and 90% of total inventory value at December 31, 1995, and December 31, 1994, respectively.

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in charges or credits to operating income.

-------------------------------------------------------------------------------
19. SALES OF RECEIVABLES

The Marathon Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1995, the amount sold under the program that had not been collected was $340 million, which will be forwarded to the buyers at the end of the agreement in 1996, or in the event of earlier contract termination. If the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amount sold under the program averaged $361 million in 1995. Prior to entering into the new program in 1995, sales of the Marathon Group accounts receivable, which averaged $400 million in 1994 and 1993, included accounts receivable purchased from the Delhi Group. To facilitate collection, the buyers have rights to a pool of receivables that must be maintained at a level of at least 110% of the program size. The Marathon Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts.

--------------------------------------------------------------------------------
20. STOCKHOLDERS' EQUITY

(In millions, except per share data)                                                          1995        1994        1993
----------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
  Balance at beginning of year                                                               $   78      $   78      $   78
  Redeemed                                                                                      (78)          -           -
                                                                                             ------      ------      ------
  Balance at end of year                                                                     $    -      $   78      $   78
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY (Note 3, page M-9):
  Balance at beginning of year                                                               $3,163      $3,032      $3,257
  Net income (loss)                                                                             (88)        321         (29)
  Marathon Stock issued                                                                           5          11           1
  Marathon Stock repurchased                                                                     (1)          -          (1)
  Dividends on preferred stock                                                                   (4)         (6)         (6)
  Dividends on Marathon Stock (per share $.68)                                                 (195)       (195)       (195)
  Foreign currency translation adjustments (Note 23, page M-19)                                   1           -           -
  Deferred compensation adjustments                                                              (3)          1           3
  Minimum pension liability adjustment                                                           (6)          -           -
  Other                                                                                           -          (1)          2
                                                                                             ------      ------      ------
  Balance at end of year                                                                     $2,872      $3,163      $3,032
----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                   $2,872      $3,241      $3,110
----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
21. DIVIDENDS

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

-------------------------------------------------------------------------------
22. NET INCOME PER COMMON SHARE

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

     Primary net income (loss) per share is calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

-------------------------------------------------------------------------------
23. FOREIGN CURRENCY TRANSLATION

Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1995, 1994 and 1993, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $3 million, $(7) million and $1 million. An analysis of changes in cumulative foreign currency translation adjustments follows:

(In millions)                                       1995       1994       1993
-------------------------------------------------------------------------------
Cumulative adjustments at January 1                 $(6)       $(6)       $(6)
Aggregate adjustments for the year                    1          -          -
                                                    ---        ---        ---
Cumulative adjustments at December 31               $(5)       $(6)       $(6)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
24. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

USX Stock Plans and Stockholder Rights Plan are discussed in Note 21, page U-23, and Note 25, page U-25, respectively, to the USX consolidated financial statements.

-------------------------------------------------------------------------------
25. DERIVATIVE INSTRUMENTS

The Marathon Group uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase or production and sale of crude oil, natural gas and refined products. The derivative instruments used, as a part of its overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.

     USX has used forward currency contracts to hedge foreign denominated debt, a portion of which has been attributed to the Marathon Group.

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

     The following table sets forth quantitative information by class of derivative instrument:

                                                           FAIR               CARRYING           RECORDED
                                                          VALUE                AMOUNT            DEFERRED        AGGREGATE
                                                          ASSETS                ASSETS            GAIN OR         CONTRACT
(In millions)                                        (LIABILITIES)(a)        (LIABILITIES)         (LOSS)         VALUES(b)
----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995:
  Exchange-traded commodity futures                       $ -                    $ -               $  (3)           $ 75
  Exchange-traded commodity options                         -                      -                   -               8
  OTC commodity swaps(c)                                   (3)(d)                 (1)                 (4)            125
  OTC commodity options                                     -                      -                   -               6
                                                          ---                    ---                 ---             ---
    Total commodities                                     $(3)                   $(1)                $(7)           $214
                                                          ===                    ===                 ===             ===
  Forward currency contracts(e):
         - receivable                                     $80                    $77                 $ -            $123
         - payable                                          1                      1                   -              18
                                                          ---                    ---                 ---             ---
    Total currencies                                      $81                    $78                 $ -            $141
----------------------------------------------------------------------------------------------------------------------------
December 31, 1994:
  Exchange-traded commodity futures                       $ -                    $ -                 $ -            $ 78
  Exchange-traded commodity options                         -                      -                   -              38
  OTC commodity swaps                                      10(d)                   -                   1             184
                                                          ---                    ---                 ---             ---
    Total commodities                                     $10                    $ -                 $ 1            $300
                                                          ===                    ===                 ===             ===

  Forward currency contracts:
         - receivable                                     $62                    $59                 $ -            $158
         - payable                                         (3)                    (2)                 (2)             27
                                                          ---                    ---                 ---             ---
    Total currencies                                      $59                    $57                 $(2)           $185
----------------------------------------------------------------------------------------------------------------------------

(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the foreign exchange contract. The exchange-traded instruments do not have a corresponding fair value since changes in the market prices of futures or option contracts are settled on a daily basis.

(b) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.

(c) The OTC swap arrangements vary in duration with certain contracts extending up to one year.

(d) Includes fair values as of December 31, 1995 and 1994, for assets of $4 million and $11 million and for liabilities of $(7) million and $(1) million, respectively.

(e) The forward currency contracts mature in 1996-1998.


-------------------------------------------------------------------------------
26. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                                                     1995                          1994
                                                                              --------------------          -------------------
                                                                              FAIR       CARRYING           Fair       Carrying
(In millions)                          December 31                           VALUE        AMOUNT           Value        Amount
-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and cash equivalents                                                  $   77       $   77          $   28        $   28
  Receivables                                                                   485          485             429           429
  Long-term receivables and other investments                                    98           62              79            44
                                                                             ------       ------          ------        ------
    Total financial assets                                                   $  660       $  624          $  536        $  501
                                                                             ======       ======          ======        ======
FINANCIAL LIABILITIES:
  Notes payable                                                              $   31       $   31          $    1        $    1
  Accounts payable                                                            1,210        1,210           1,129         1,129
  Accrued interest                                                               94           94              95            95
  Long-term debt (including amounts due within one year)                      3,926        3,696           3,945         4,013
                                                                             ------       ------          ------        ------
    Total financial liabilities                                              $5,261       $5,031          $5,170        $5,238
-------------------------------------------------------------------------------------------------------------------------------


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

     In addition to certain derivative financial instruments disclosed in Note 25, page M-19, the Marathon Group's unrecognized financial instruments consist of accounts receivables sold subject to limited recourse and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 19, page M-18. For details relating to financial guarantees see Note 27, page M-21.

-------------------------------------------------------------------------------
27. CONTINGENCIES AND COMMITMENTS

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

ENVIRONMENTAL MATTERS -

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1995, and December
31, 1994, accrued liabilities for remediation totaled $37 million and $45 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $22 million at December 31, 1995, and $7 million at December 31, 1994.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1995 and 1994, such capital expenditures totaled $50 million and $70 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At December 31, 1995, and December 31, 1994, accrued liabilities for platform abandonment and dismantlement totaled $128 million and $127 million, respectively.

GUARANTEES -

     Guarantees by USX of the liabilities of affiliated and other entities of the Marathon Group totaled $18 million and $19 million at December 31, 1995, and December 31, 1994, respectively.

     At December 31, 1995, and December 31, 1994, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $187 million and $197 million, respectively. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

COMMITMENTS -

     At December 31, 1995, and December 31, 1994, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $112 million and $158 million, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         1995                                            1994
                                       ---------------------------------------      -------------------------------------------
(In millions, except per share data)   4TH QTR.  3RD QTR.   2ND QTR.   1ST QTR.     4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
-------------------------------------------------------------------------------------------------------------------------------
Sales                                  $3,514    $3,492     $3,528     $3,337       $3,408      $3,497      $3,105     $2,747
Operating income (loss)                  (526)      171        249        211           85         117         156        226
  Operating costs include:
    Inventory market valuation
      charges (credits)                   (35)       51          2        (88)          (2)         63         (93)      (128)
    Impairment of
      long-lived assets                   659         -          -          -            -           -           -          -
Income (loss) before
  extraordinary loss                     (365)       97        108         77           37         102          72        110
NET INCOME (LOSS)                        (366)       93        108         77           37         102          72        110
-------------------------------------------------------------------------------------------------------------------------------
MARATHON STOCK DATA:
Income (loss) before extraordinary
  loss applicable to
  Marathon Stock                       $ (365)   $   96     $  107     $   75       $   35      $  101      $   70     $  109
    -Per share: primary and
                fully diluted           (1.27)      .33        .37        .26          .12         .35         .25        .38
Dividends paid per share                  .17       .17        .17        .17          .17         .17         .17        .17
Price range of Marathon Stock(a):
    -Low                                   17-1/2    19-1/4     17-1/8     15-3/4       16-3/8      16-3/4      15-5/8     16-3/8
    -High                                  20-1/8    21-1/2     20-1/4     17-5/8       19-1/8      18-3/8      18         18-5/8
-------------------------------------------------------------------------------------------------------------------------------

(a) Composite tape.

PRINCIPAL UNCONSOLIDATED AFFILIATES (UNAUDITED)

              Company                          Country                 % Ownership(a)                       Activity
---------------------------------------------------------------------------------------------------------------------------------
CLAM Petroleum Company                         Netherlands                  50%                      Oil & Gas Production
Kenai LNG Corporation                          United States                30%                      Natural Gas Liquification
LOCAP INC.                                     United States                37%                      Pipeline & Storage Facilities
LOOP INC.                                      United States                32%                      Offshore Oil Port
Sakhalin Energy Investment Company Ltd.        Russia                       30%                      Oil & Gas Development
---------------------------------------------------------------------------------------------------------------------------------

(a) Economic interest as of December 31, 1995.

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-31 through U-34.

FIVE-YEAR OPERATING SUMMARY

                                                                                1995       1994       1993       1992      1991
----------------------------------------------------------------------------------------------------------------------------------
NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels per day)
  United States                                                                    132        110        111        118        127
  International - Europe                                                            56         48         26         36         44
                - Other                                                             17         14         19         20         24
                                                                                  ------------------------------------------------
                Total Worldwide                                                    205        172        156        174        195
----------------------------------------------------------------------------------------------------------------------------------
NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
  United States                                                                    634        574        529        593        689
  International - Europe                                                           483(a)     382        356        326        336
                - Other                                                             15         18         17         12          -
                                                                                 -------------------------------------------------
    Total Consolidated                                                           1,132        974        902        931      1,025
  Equity production - CLAM Petroleum Co.                                            44         40         35         41         49
                                                                                 -------------------------------------------------
                Total Worldwide                                                  1,176      1,014        937        972      1,074
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
  Liquid Hydrocarbons (dollars per barrel)
    United States                                                               $14.59     $13.53     $14.54     $16.47     $17.43
    International                                                                16.66      15.61      16.22      18.95      19.38
  Natural Gas (dollars per thousand cubic feet)
    United States                                                               $ 1.63     $ 1.94     $ 1.94     $ 1.60     $ 1.57
    International                                                                 1.80       1.58       1.52       1.77       2.18
----------------------------------------------------------------------------------------------------------------------------------
NET PROVED RESERVES - YEAR-END
  Liquid Hydrocarbons (millions of barrels)
    Beginning of year                                                              795        842        848        868        846
    Extensions, discoveries and other additions                                     70         13         21         27         58
    Improved recovery                                                                4          6         24         12         27
    Revisions of previous estimates                                                (18)        (6)         4          5         10
    Net purchase (sale) of reserves in place                                       (13)         2          2         (3)        (3)
    Production                                                                     (74)       (62)       (57)       (61)       (70)
                                                                                 -------------------------------------------------
                Total                                                              764        795        842        848        868
----------------------------------------------------------------------------------------------------------------------------------
    Natural Gas (billions of cubic feet)
      Beginning of year                                                          3,654      3,748      3,866      4,077      4,265
      Extensions, discoveries and other additions                                  339        303        248        147        167
      Improved recovery                                                              1          -         33          6          6
      Revisions of previous estimates                                             (32)         (7)       (23)        58         24
      Net purchase (sale) of reserves in place                                     17         (45)       (59)       (84)       (22)
      Production                                                                 (390)       (345)      (317)      (338)      (363)
                                                                                 -------------------------------------------------
                Total                                                           3,589      3,654      3,748      3,866      4,077
----------------------------------------------------------------------------------------------------------------------------------
U.S. REFINERY OPERATIONS (thousands of barrels per day)
  In-use crude oil capacity - year-end(b)                                          570        570        570        620        620
  Refinery runs - crude oil refined                                                503        491        549        546        542
                - other charge and blend stocks                                     94        107        102         79         85
  In-use capacity utilization rate                                                  88%        86%        90%        88%        87%
----------------------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT SALES (thousands of barrels per day)
  Gasoline                                                                         445        443        420        404        403
  Distillates                                                                      180        183        179        169        173
  Propane                                                                           12         16         18         19         17
  Feedstocks and special products                                                   44         32         32         39         37
  Heavy fuel oil                                                                    31         38         39         39         44
  Asphalt                                                                           35         31         38         37         35
                                                                                 -------------------------------------------------
                Total                                                              747        743        726        707        709
----------------------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT MARKETING OUTLETS - YEAR-END
  Marathon operated terminals                                                       51         51         51         52         53
  Retail - Marathon Brand                                                        2,380      2,356      2,331      2,290      2,106
         - Emro Marketing Company                                                1,627      1,659      1,571      1,549      1,596
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes gas acquired for injection and subsequent resale of 35 million cubic feet per day.

(b) The 50,000 barrel per day Indianapolis Refinery was temporarily idled in October 1993.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

     SALES (excluding matching buy/sell transactions and excise taxes) increased by $952 million, or 12%, in 1995 from 1994 and by $127 million, or 2%, in 1994 from 1993. The increase in 1995 was mainly due to increased volumes and higher average prices for domestic refined products, international natural gas and worldwide liquid hydrocarbons, and increased volumes for domestic natural gas, partially offset by lower average prices for domestic natural gas. Sales in 1995 included revenues of $130 million related to domestic natural gas purchased for resale ("trading sales") for which costs of purchased gas are reflected in operating costs. Trading sales in prior years were reflected in sales on a margin basis, and were not significant. The increase in 1994 was mainly due to increased volumes for worldwide liquid hydrocarbons, partially offset by decreased volumes for refined products and lower average prices for worldwide liquid hydrocarbons. Excise taxes increased in 1994 from 1993 largely due to a fourth quarter 1993 increase in the federal excise tax rate and a change in the collection point on distillates from third-party locations to Marathon's terminals. Sales for each of the last three years are summarized in the following table:

(Dollars in millions)                             1995        1994       1993
-------------------------------------------------------------------------------
Refined Products and Merchandise                $ 7,068     $ 6,491     $ 6,561
Crude Oil and Condensate                            811         746         567
Natural Gas                                         950         670         607
Natural Gas Liquids                                  70          54          60
Transportation and Other                            197         183         222
                                                -------     -------     -------
Subtotal                                        $ 9,096     $ 8,144     $ 8,017
                                                -------     -------     -------
Matching Buy/Sell Transactions(a)                 2,067       2,071       2,018
Excise Taxes(a)                                   2,708       2,542       1,927
                                                -------     -------     -------
    Total Sales                                 $13,871     $12,757     $11,962
-------------------------------------------------------------------------------

(a) Included in both sales and operating costs, resulting in no effect on income.

     OPERATING INCOME was $105 million in 1995, reflecting a decline of $479 million from 1994, following an increase of $415 million in 1994 from 1993. The decline in 1995 was due to a $659 million fourth quarter pretax noncash charge ($419 million aftertax) related to the adoption of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This charge primarily reflected impairment of certain domestic and international oil and gas properties (including the Heimdal Gas Field in the Norwegian North Sea), and the temporarily idled Indianapolis refinery. Operating income also included a $70 million favorable effect in 1995, compared with a $160 million favorable effect in 1994, and a $241 million unfavorable effect in 1993, for noncash adjustments to the inventory market valuation reserve. Excluding the effects of these items, operating income increased by $270 million in 1995 from 1994, and by $14 million in 1994 from 1993. The increase in 1995 was primarily due to increased volumes for worldwide liquid hydrocarbons and natural gas, higher average prices for worldwide liquid hydrocarbons and international natural gas, and reduced employee reorganization charges, partially offset by lower average prices for domestic natural gas. The increase in 1994 was primarily due to reduced operating expenses and increased volumes for international liquid hydrocarbons and worldwide natural gas, predominantly offset by lower average margins for domestic refined products, lower prices for liquid hydrocarbons, and 1994 employee reorganization charges of $42 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     OTHER INCOME was $23 million in 1995, $177 million in 1994, and $46 million in 1993. Other income in 1995 included gains of $8 million on disposal of assets, mainly reflecting the sale of certain downstream assets. Other income in 1994 included gains of $175 million on disposal of assets, primarily the assets of a retail propane marketing subsidiary, and certain domestic oil and gas production properties. Other income in 1994 also included a $10 million unfavorable effect applicable to the Marathon Group's 33% Retained Interest in the Delhi Group. The Retained Interest was eliminated in June 1995. Other income in 1993 included gains of $34 million on the disposal of assets, including the assets of a convenience store wholesale distributor subsidiary, two product tug/barge units and various domestic oil and gas production properties.

     INTEREST AND OTHER FINANCIAL COSTS were $349 million in 1995, compared with $300 million in 1994 and $292 million in 1993. The increase in 1995 from 1994 was due primarily to a $42 million decrease in capitalized interest following completion during 1994 of the East Brae project and Scottish Area Gas Evacuation System in the U.K. sector of the North Sea. Interest and other financial costs in 1995 were reduced by $17 million for interest on refundable federal income taxes paid in prior years (described further in the following paragraph). Interest and other financial costs in 1994 included a $34 million favorable effect resulting from settlement of various state tax issues. Excluding the effect of this item, the increase in 1994 from 1993 was primarily due to lower capitalized interest following completion of previously mentioned projects in the U.K. North Sea.

     PROVISION (CREDIT) FOR ESTIMATED INCOME TAXES was a credit of $107 million in 1995, compared with a provision of $155 million in 1994 and a credit of $49 million in 1993. The credits for estimated income taxes in 1995 and 1993 included incremental tax benefits of $44 million and $64 million, respectively, resulting from USX's election to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes. A credit of $24 million included in the 1994 income tax provision reflected the reversal of a valuation allowance related to deferred tax assets. Charges of $40 million included in the 1993 income tax credit were due to an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax assets and liabilities as of January 1, 1993. For reconciliation of the federal statutory tax rate to total provisions (credits), see Note 13 to the Marathon Group Financial Statements.

     An EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT of $5 million, or $.02 per share, in 1995 represents the portion of the loss on early extinguishment of USX debt attributed to the Marathon Group. For additional information, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     A NET LOSS of $88 million was recorded in 1995, compared with net income of $321 million in 1994 and a net loss of $29 million in 1993. The changes in net income and loss between years primarily reflect the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     CURRENT ASSETS increased by $151 million from year-end 1994 primarily due to increases in receivables and cash and cash equivalents. The increase in accounts receivable primarily resulted from a net increase in foreign currency contracts and higher sales of crude oil. The increase in cash and cash equivalents primarily reflected cash provided from operating activities, asset sales and elimination of the Retained Interest, partially offset by cash used for capital expenditures and financing activities.

     CURRENT LIABILITIES increased by $313 million in 1995, primarily due to a reclassification of certain long-term debt to debt due within one year, and increased accounts payable, partially offset by a reduction in accrued taxes. The increase in accounts payable mainly reflected increases in trade payables. The reduction in accrued taxes primarily relates to expected refunds from foreign tax credit benefits.

     TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1995, was $3.8 billion. The $288 million decrease from December 31, 1994, mainly reflected cash provided from operating activities in excess of amounts required for capital expenditures and dividends. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX. For a discussion of financial obligations, see Management's Discussion and Analysis of Cash Flows below.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

     THE MARATHON GROUP'S NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled $1,044 million in 1995, compared with $720 million in 1994 and $830 million in 1993. Cash provided from operating activities in 1994 included payments of $123 million related to the settlement of various state tax issues. In addition to this item, the increase in 1995 from 1994 reflected increased volumes for worldwide liquid hydrocarbons and natural gas, higher average prices for worldwide liquid hydrocarbons and international natural gas and collections under take-or-pay contracts for U.K. natural gas. These factors were partially offset by payments of $96 million in 1995, representing the Marathon Group's share of the amortized discount on USX's zero coupon debentures. (For further discussion, see USX Consolidated Management's Discussion and Analysis of Cash Flows.) Excluding the effects of the previously mentioned $123 million payment in 1994, net cash provided from operating activities increased by $13 million in 1994 from 1993.


      CAPITAL EXPENDITURES were $642 million in 1995, a decline of $111 million from 1994, following a decline of $157 million from 1993. The decline in 1995 mainly reflected completion in 1994 of the East Brae Field and SAGE system in the U.K. The decline in 1994 was largely due to decreased expenditures for the East Brae Field and SAGE system and the substantial completion in 1993 of the distillate hydrotreater complex at the Robinson, Illinois refinery. Contract commitments for capital expenditures at year-end 1995 were $112 million, compared with $158 million at year-end 1994.

     In addition to the capital expenditures discussed above, the Marathon Group's noncash investment activities during 1994 included the issuance of $58 million of debt instruments and $11 million (619,168 shares) of USX - Marathon Group Common Stock related to acquisitions of 89 retail marketing outlets from independent petroleum retailers.

     Capital expenditures in 1996 are expected to increase to approximately $780 million, with actual spending remaining responsive to conditions affecting the petroleum industry and the worldwide economic climate. Expenditures in 1996 will be primarily for domestic projects including retail marketing expansion, development of the Green Canyon 244 area in the U.S. Gulf of Mexico and various other exploration and production, and refining, marketing and transportation projects.

     CASH FROM DISPOSAL OF ASSETS was $77 million in 1995, compared with $263 million in 1994 and $174 million in 1993. Proceeds in 1995 mainly reflected sales of certain domestic production properties, mainly in the Illinois Basin, the stock of FWA Drilling Company, Inc., and certain downstream assets. Proceeds in 1994 mainly reflected sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties. Proceeds in 1993 mainly reflected the sale/leaseback of interests in two liquefied natural gas ("LNG") tankers and the sales of various domestic oil and gas production properties, the assets of a convenience store wholesale distributor subsidiary and two product tug/barge units.

     FINANCIAL OBLIGATIONS decreased by $206 million in 1995, mainly reflecting cash provided from operating activities and the elimination of the Marathon Group's Retained Interest in the Delhi Group, partially offset by cash used for capital expenditures, dividend payments and redemption of preferred stock. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group. For discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     PREFERRED STOCK REDEEMED of $78 million represents the Marathon Group's portion of USX's Adjustable Rate Cumulative Preferred Stock which was redeemed on September 29, 1995. For additional details, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

DERIVATIVE INSTRUMENTS

     In the normal course of its business, the Marathon Group is exposed to market risk, or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. The Marathon Group uses commodity-based derivative instruments such as exchange-traded futures contracts and options and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk. The Marathon Group's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on futures contracts and swaps generally offset the effects of price changes in the underlying commodity. However, certain derivative instruments have the effect of converting fixed price equity natural

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


gas production volumes to variable market-based prices. These instruments are used as part of Marathon's overall risk management programs.

     While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. Marathon's exchange-traded derivative activities are conducted primarily on the New York Mercantile Exchange ("NYMEX"). For quantitative information relating to derivative instruments, including aggregate contract values, and fair values where appropriate, see Note 25 to the Marathon Group Financial Statements.

     The Marathon Group is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, NYMEX contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be produced and sold in the Western United States at prices that do not move in strict correlation with futures prices. To the extent that commodity price changes in one region are not reflected in other regions, derivative instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to a portion of basis risk.

     The Marathon Group is also subject to currency risk, or price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. For quantitative information relating to forward currency contracts, see Note 25 to the Marathon Group Financial Statements.

     The Marathon Group is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Liquidity risk is relatively low for exchange-traded transactions due to the large number of active participants.

     The Marathon Group is exposed to the credit risk of nonperformance by counterparties in derivative transactions. Internal controls used to manage credit risk include ongoing reviews of credit worthiness of counter-parties and the use of master netting agreements, to the extent practicable, and full performance is anticipated.

     Based on a strategic approach of limiting its use of derivative instruments principally to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose the Marathon Group to material risk, and that such use will not have a material adverse effect on the financial position, liquidity or results of operations of the Marathon Group. For a summary of accounting policies related to derivative instruments, see Note 2 to the Marathon Group Financial Statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     Marathon Group environmental expenditures for each of the last three years were(a):

(Dollars in millions)                                    1995     1994     1993
-------------------------------------------------------------------------------
Capital                                                  $ 50     $ 70     $123
Compliance
  Operating & Maintenance                                 108      106       92
  Remediation(b)                                           31       25       38
                                                         ----     ----     ----
    Total                                                $189     $201     $253
-------------------------------------------------------------------------------

(a)  Estimated based on American Petroleum Institute survey guidelines.

(b) These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries.

     The Marathon Group's environmental capital expenditures accounted for 8%, 9% and 14% of total capital expenditures in 1995, 1994 and 1993, respectively. These expenditures are returning to historical levels following completion of major projects such as the multi-year capital spending program for diesel fuel desulfurization which began in 1990 and was substantially completed by the end of 1993.

     During 1993 through 1995, compliance expenditures represented 1% of the Marathon Group's total operating costs. Remediation spending during this period was primarily related to retail marketing outlets which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

     USX has been notified that it is a potentially responsible party ("PRP") at 19 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1995. In addition, there are 10 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 70 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 27 to the Marathon Group Financial Statements.

     New or expanded environmental requirements, which could increase the Marathon Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the Marathon Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1996. The Marathon Group's capital expenditures for environmental controls are expected to be approximately $65 million in 1996. Predictions beyond 1996 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $65 million in 1997; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

     USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

Note 27 to the Marathon Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See USX Consolidated Management's Discussion and Analysis of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The Marathon Group had operating income of $105 million in 1995 compared with $584 million in 1994 and $169 million in 1993. Excluding noncash charges for impairment of long-lived assets related to adoption of SFAS No. 121 and effects of noncash adjustments to the inventory market valuation reserve, operating income was $694 million in 1995, $424 million in 1994 and $410 million in 1993.

                            OPERATING INCOME (LOSS)

(Dollars in millions)                                     1995       1994        1993
--------------------------------------------------------------------------------------
Exploration and Production ("Upstream")
  Domestic                                              $  306      $  151      $  117
  International                                            174          59         (37)
                                                        ------      ------      ------
    Total Exploration and Production                       480         210          80
Refining, Marketing and Transportation ("Downstream")      298         287         407
Gas Gathering and Processing                                 2           -           -
Administrative(a)                                          (86)        (73)        (77)
                                                        ------      ------      ------
                                                           694         424         410
Impairment of Long-Lived Assets(b)                        (659)          -           -
Inventory Market Valuation Reserve Adjustment               70         160        (241)
                                                        ------      ------      ------
    Total                                               $  105      $  584      $  169
--------------------------------------------------------------------------------------

(a) Includes the portion of the Marathon Group's administrative costs not allocated to the operating components and the portion of USX corporate general and administrative costs allocated to the Marathon Group.

(b) Reflects adoption of SFAS No. 121, effective October 1, 1995. Consists of $(343) million related to Domestic Exploration and Production; $(190) million related to International Exploration and Production; and $(126) million related to Downstream.

                       AVERAGE VOLUMES AND SELLING PRICES

                                                                 1995        1994        1993
----------------------------------------------------------------------------------------------
(thousands of barrels per day)
Net Liquids Production(a)       - U.S.                             132         110         111
                                - International(b)                  72          62          45
                                                                ------      ------      ------
                                - Total Consolidated               204         172         156
(millions of cubic feet per day)
Net Natural Gas Production      - U.S.                             634         574         529
                                - International - Equity           463         400         373
                                - International - Other(c)          35           -           -
                                                                ------      ------      ------
                                - Total Consolidated             1,132         974         902
----------------------------------------------------------------------------------------------
(dollars per barrel)
Liquid Hydrocarbons(a)          - U.S.                          $14.59      $13.53      $14.54
                                - International                  16.66       15.61       16.22
(dollars per mcf)
Natural Gas                     - U.S.                          $ 1.63      $ 1.94      $ 1.94
                                - International(d)                1.80        1.58        1.52
----------------------------------------------------------------------------------------------

(a)  Includes Crude Oil, Condensate and Natural Gas Liquids.

(b) Represents equity tanker liftings, truck deliveries and direct deliveries.

(c)  Represents gas acquired for injection and subsequent resale.

(d)  Applicable to International - Equity volumes.

     UPSTREAM operating income increased by $270 million in 1995, following an increase of $130 million in 1994. The increase in 1995 was due primarily to increased volumes for worldwide liquid hydrocarbons and natural gas, higher average prices for worldwide liquid hydrocarbons and international natural gas, lower charges for employee reorganization, and reduced depreciation, depletion and amortization ("DD&A") expense following the adoption of SFAS No. 121 at the

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

beginning of the fourth quarter. These factors were partially offset by lower average prices for domestic natural gas. The increase in 1994 primarily reflected reduced worldwide operating expenses and increased volumes for international liquid hydrocarbons and worldwide natural gas, partially offset by lower prices for worldwide liquid hydrocarbons and 1994 charges for employee reorganization.

     DOMESTIC UPSTREAM operating income increased by $155 million in 1995 from 1994, following an increase of $34 million in 1994 from 1993. The increase in 1995 mainly reflected increased volumes for liquid hydrocarbons and natural gas, higher average prices for liquid hydrocarbons and reduced DD&A expense following adoption of SFAS No. 121. In addition, operating income in 1994 included employee reorganization charges of $18 million that were non-recurring in 1995. The previously mentioned factors were partially offset by lower average prices for natural gas. The volume increases in 1995 mainly reflected production in the Gulf of Mexico from the Ewing Bank 873 Field and South Pass 87D platform, which began production in August 1994, and May 1995, respectively, and increased production in New Mexico from the Indian Basin Field.

     The increase in domestic upstream operating income in 1994, from 1993 mainly reflected reduced operating expenses and higher volumes for natural gas, partially offset by lower average prices for liquid hydrocarbons, increased dry well expenses, and 1994 charges for employee reorganization.

     INTERNATIONAL UPSTREAM operating income increased by $115 million in 1995 from 1994, following an increase of $96 million in 1994 from 1993. The increase in 1995 was due mainly to increased volumes and higher average prices for liquid hydrocarbons and natural gas and reduced DD&A expense following adoption of SFAS No. 121. In addition, operating income in 1994 included employee reorganization charges of $9 million. The increase in international liquid hydrocarbon volumes in 1995 from 1994 mainly reflected increased production from the U.K. North Sea, and new production in Indonesia. Brae-Area liftings increased from 45,900 net barrels per day ("bpd") in 1994 to 53,900 net bpd in 1995, principally reflecting increased production at East Brae. The increase in East Brae production was tempered by lower than anticipated reservoir sweep efficiency associated with the gas injection program. The increase in international natural gas volumes mainly reflected a full year of Brae-Area gas sales.

     The increase in international upstream operating income in 1994, from 1993, was due mainly to increased liquid hydrocarbon liftings, reduced operating and exploration expenses and increased natural gas volumes, partially offset by lower liquid hydrocarbon prices and the previously mentioned 1994 employee reorganization charges.

     DOWNSTREAM operating income increased by $11 million in 1995, following a decrease of $120 million in 1994. The increase in 1995 was primarily due to lower maintenance expense for refinery turnaround activity and a $15 million favorable noncash effect for expected environmental remediation recoveries. In addition, downstream operating income in 1994 included employee reorganization charges of $14 million. These factors were partially offset by increased raw material costs that were not completely recovered by increases in refined product prices. In addition, operating income in 1994 included $11 million from Emro Propane Company, the assets of which were sold in September 1994.

     The decrease in downstream operating income in 1994 from 1993 was predominantly due to lower refined product margins from refining and wholesale marketing, and to the previously mentioned 1994 employee reorganization charges, partially offset by a decline in charges for environmental remediation which totaled $17 million in 1993.

     ADMINISTRATIVE expense increased by $13 million in 1995 from 1994, primarily reflecting the 1995 funding of the USX Foundation (which was not funded in 1994), a 1994 curtailment gain related to postretirement benefits other than pensions, and lower 1995 general administrative expense allocations to the upstream and downstream operating components.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

OUTLOOK

     The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. These developments tend to be cyclical as well as subject to a wide range of global political events. For example, in addition to industry supply and demand conditions, changes in production policy by the Organization of Petroleum Exporting Countries, or in the status of United Nations sanctions against Iraq, as well as ongoing structural changes in European gas markets, could affect industry prices in the future.

     Marathon's worldwide liquid hydrocarbon volumes are expected to decline by approximately 7% in 1996, primarily reflecting an anticipated decline in production from Ewing Bank 873 in the U.S. Gulf of Mexico, the sale of Marathon's interests in Illinois Basin properties and the expected sale of interests in the Kakap Block in the Natuna Sea, offshore Indonesia, partially offset by projected new production in Egypt. Marathon's worldwide natural gas volumes are expected to increase by approximately 6% in 1996, primarily reflecting successful 1995 domestic drilling programs.

     Marathon's U.K. natural gas sales include sales under long-term contracts with annual cash flow protection under take-or-pay provisions. In the context of the restructuring of the U.K. gas market, which has resulted in lower "spot market" prices, one large gas purchaser has approached its suppliers, including Marathon, requesting in general terms certain amendments to all of its long-term contracts. Marathon believes that its existing long-term sales contracts are legally binding.

     The Marathon Group has a 30% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for overall management of the Sakhalin II Project. The Sakhalin II Production Sharing Contract ("PSC") was signed in June 1994 for development of the Piltun-Astokhskoye oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. During December 1995, the Russian State Duma (lower house of parliament) and the Federation Council (upper house of parliament) approved an amended version of a Production Sharing Agreement Law. It was formally signed by Russian President Yeltsin on December 30, 1995. Adoption of the Production Sharing Agreement Law was a significant step toward stabilization of the PSC. However, other Russian laws and normative acts ("regulations") at the Federation and local levels need to be brought into compliance with the Production Sharing Agreement Law. Additional appraisal period activities include the finalizing of development plans.

     Marathon's future results of operations will reflect reduced DD&A charges as a result of the write-down of long-lived assets associated with the adoption of SFAS No. 121. However, the total amount of DD&A expense in future periods will also be affected by ongoing changes in production volumes and reserve estimates, and capital spending.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock-based compensation plans but allows companies to continue to apply the provisions of Accounting Principles Board Opinion No. 25, provided certain pro forma disclosures are made. USX intends to adopt SFAS No. 123 by disclosure only in its 1996 financial statements, as permitted by the standard.

U. S. STEEL GROUP


INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                PAGE
                                                                ----
Explanatory Note Regarding Financial Information                S-2

Management's Report                                             S-3

Audited Financial Statements:

 Report of Independent Accountants                              S-3

 Statement of Operations                                        S-4

 Balance Sheet                                                  S-5

 Statement of Cash Flows                                        S-6

 Notes to Financial Statements                                  S-7

Selected Quarterly Financial Data                               S-22

Principal Unconsolidated Affiliates                             S-22

Supplementary Information                                       S-22

Five-Year Operating Summary                                     S-23

Management's Discussion and Analysis                            S-24

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


Thomas J. Usher                 Robert M. Hernandez           Lewis B. Jones
Chairman, Board of Directors    Vice Chairman                 Vice President
& Chief Executive Officer       & Chief Financial Officer     & Comptroller


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages S-4 through S-21 present fairly, in all material respects, the financial position of the U. S. Steel Group at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 5, page S-10, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets. As discussed in Note 2, page S-9, in 1993 USX adopted a new accounting standard for postemployment benefits.

     The U. S. Steel Group is a business unit of USX Corporation (as described in Note 1, page S-7); accordingly, the financial statements of the U. S. Steel Group should be read in connection with the consolidated financial statements of USX Corporation.


Price Waterhouse LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 13, 1996

STATEMENT OF OPERATIONS

(Dollars in millions)                                                       1995          1994          1993
--------------------------------------------------------------------------------------------------------------
SALES                                                                      $ 6,456       $ 6,066       $ 5,612
OPERATING COSTS:
 Cost of sales (excludes items shown below) (Note 6, page S-10)              5,565         5,342         5,304
 Selling, general and administrative expenses (Note 12, page S-13)            (134)         (121)         (108)
 Depreciation, depletion and amortization                                      318           314           314
 Taxes other than income taxes                                                 210           218           209
 Restructuring charges (Note 4, page S-10)                                       -             -            42
 Impairment of long-lived assets (Note 5, page S-10)                           16             -             -
                                                                           -------       -------       -------
       Total operating costs                                                 5,975         5,753         5,761
                                                                           -------       -------       -------
OPERATING INCOME (LOSS)                                                        481           313          (149)
Other income (Note 8, page S-11)                                               101            75           210
Interest and other financial income (Note 8, page S-11)                          8            12            59
Interest and other financial costs (Note 8, page S-11)                        (137)         (152)         (330)
                                                                           -------       -------       -------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           453           248          (210)
Less provision (credit) for estimated income taxes (Note 14, page S-15)        150            47           (41)
                                                                           -------       -------       -------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                      303           201          (169)
Extraordinary loss (Note 7, page S-10)                                          (2)            -             -
Cumulative effect of change in accounting
 principle (Note 2, page S-9)                                                    -             -           (69)
                                                                           -------        ------       -------
NET INCOME (LOSS)                                                              301           201          (238)
Dividends on preferred stock                                                   (24)          (25)          (21)
                                                                           -------       -------       -------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK                                $   277       $   176       $  (259)
--------------------------------------------------------------------------------------------------------------

INCOME PER COMMON SHARE OF STEEL STOCK

                                                                            1995          1994          1993
--------------------------------------------------------------------------------------------------------------

PRIMARY:
Income (loss) before extraordinary loss and cumulative effect
 of change in accounting principle applicable to Steel Stock               $  3.53       $  2.35       $ (2.96)
Extraordinary loss                                                            (.02)            -             -
Cumulative effect of change in accounting principle                              -             -         (1.08)
                                                                           -------        ------      --------
Net income (loss) applicable to Steel Stock                                $  3.51       $  2.35       $ (4.04)
Fully Diluted:
Income (loss) before extraordinary loss and cumulative effect
 of change in accounting principle applicable to Steel Stock               $  3.43       $  2.33       $ (2.96)
Extraordinary loss                                                            (.02)            -             -
Cumulative effect of change in accounting principle                              -             -         (1.08)
                                                                           -------       -------       --------
Net income (loss) applicable to Steel Stock                                $  3.41       $  2.33       $ (4.04)
Weighted average shares, in thousands
                - primary                                                   79,088        75,184        64,370
                - fully diluted                                             89,438        78,624        64,370
--------------------------------------------------------------------------------------------------------------

See Note 23, page S-19, for a description of net income per common share. The accompanying notes are an integral part of these financial statements.

BALANCE SHEET

(Dollars in millions)                          December 31        1995           1994
--------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $   52         $   20
  Receivables, less allowance for doubtful accounts
    of $18 and $5 (Note 20, page S-17)                              579            672
  Receivables from other groups (Note 15, page S-16)                 35             44
  Inventories (Note 17, page S-16)                                  601            595
  Deferred income tax benefits (Note 14, page S-15)                 177            449
                                                                 ------         ------
          Total current assets                                    1,444          1,780

Long-term receivables and other investments,
  less reserves of $23 and $22 (Note 16, page S-16)                 613            667
Property, plant and equipment - net (Note 19, page S-17)          2,512          2,536
Long-term deferred income tax benefits (Note 14, page S-15)         362            223
Prepaid pensions (Note 12, page S-13)                             1,546          1,224
Other noncurrent assets                                              44             50
                                                                 ------         ------
          Total assets                                           $6,521         $6,480
--------------------------------------------------------------------------------------

LIABILITIES

Current liabilities:
  Notes payable                                                  $    8         $    -
  Accounts payable                                                  815            678
  Payable to other groups (Note 15, page S-16)                       11              -
  Payroll and benefits payable                                      389            354
  Accrued taxes                                                     180            183
  Accrued interest                                                   23             31
  Long-term debt due within one year (Note 10, page S-12)            93             21
                                                                 ------         ------
          Total current liabilities                               1,519          1,267

Long-term debt (Note 10, page S-12)                                 923          1,432
Employee benefits (Note 13, page S-14)                            2,424          2,496
Deferred credits and other liabilities                              247            276
Preferred stock of subsidiary (Note 9, page S-11)                    64             64
                                                                 ------         ------
          Total liabilities                                       5,177          5,535
                                                                 ------         ------

STOCKHOLDERS' EQUITY (Note 21, page S-18)
Preferred stock                                                       7             32
Common stockholders' equity                                       1,337            913
                                                                 ------         ------
          Total stockholders' equity                              1,344            945
                                                                 ------         ------
          Total liabilities and stockholders' equity             $6,521         $6,480
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

(Dollars in millions)                                                          1995     1994     1993
-----------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                                             $ 301    $ 201    $(238)
Adjustments to reconcile to net cash provided
  from operating activities:
    Extraordinary loss and accounting principle change                            2        -       69
    Depreciation, depletion and amortization                                    318      314      314
    Pensions                                                                   (323)    (136)    (216)
    Postretirement benefits other than pensions                                   -       66       97
    Deferred income taxes                                                       133       93      (38)
    Gain on disposal of assets                                                  (21)     (12)    (216)
    Payment of amortized discount on zero coupon debentures                     (28)       -        -
    Restructuring charges                                                         -        -       42
    Impairment of long-lived assets                                              16        -        -
    Changes in: Current receivables - sold                                        -       10       50
                                    - operating turnover                        107     (145)    (214)
                Inventories                                                     (14)     (29)      14
                Current accounts payable and accrued expenses                   160     (344)     469
    All other items - net                                                       (64)      60      (43)
                                                                              -----    -----    -----
      Net cash provided from operating activities                               587       78       90
                                                                              -----    -----    -----

INVESTING ACTIVITIES:
Capital expenditures                                                           (324)    (248)    (198)
Disposal of assets                                                               67       19      291
All other items - net                                                             5      (22)     (13)
                                                                              -----    -----    -----
      Net cash provided from (used in) investing activities                    (252)    (251)      80
                                                                              -----    -----    -----
FINANCING ACTIVITIES (Note 3, page S-9):
Change in U. S. Steel Group's share of USX consolidated debt                   (399)     (57)    (713)
Specifically attributed debt:
  Borrowings                                                                      -        4       12
  Repayments                                                                     (4)     (29)     (29)
Attributed preferred stock of subsidiary                                          -       62        -
Issuance of common stock of subsidiary                                            -       11        -
Preferred stock:
  Issued                                                                          -        -      336
  Redeemed                                                                      (25)       -        -
Steel Stock issued                                                              218      221      366
Dividends paid                                                                  (93)     (98)     (85)
                                                                              -----    -----    -----
      Net cash provided from (used in) financing activities                    (303)     114     (113)
                                                                              -----    -----    -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             32      (59)      57
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   20       79       22
                                                                              -----    -----    -----
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  52    $  20    $  79
-----------------------------------------------------------------------------------------------------

See Note 11, page S-12, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

USX Corporation (USX) has three classes of common stock: USX - U. S. Steel Group Common Stock (Steel Stock), USX - Marathon Group Common Stock (Marathon Stock) and USX - Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the U. S. Steel Group, the Marathon Group and the Delhi Group, respectively.

     The financial statements of the U. S. Steel Group include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group or the Delhi Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The U. S. Steel Group, which consists primarily of steel operations, includes the largest domestic integrated steel producer and is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management and leasing and financing activities. The U. S. Steel Group financial statements are prepared using the amounts included in the USX consolidated financial statements.

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

     Investments in marketable equity securities, if any, are carried at lower of cost or market and investments in other companies are carried at cost, with income recognized when dividends are received.

USE OF ESTIMATES - Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

DERIVATIVE INSTRUMENTS - The U. S. Steel Group engages in commodity risk management activities within the normal course of its business (Note 26, page S-19). Management is authorized to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. Changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income as cost of sales in the same period as the underlying transaction. OTC swaps are off-balance-sheet instruments. The effect of changes in the market indices related to OTC swaps are recorded upon settlement and recognized in income with the underlying transaction. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate.

     Forward currency contracts are used to manage currency risks related to USX attributed debt denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the underlying transaction; all other gains or losses are recognized in income in the current period as interest income or expense, as appropriate. Net contract values are included in receivables or payables, as appropriate.

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

POSTEMPLOYMENT BENEFITS - In 1993, USX adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS
No. 112). SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits on an accrual basis if certain conditions are met. The
U. S. Steel Group is affected primarily by disability-related claims covering indemnity and medical payments. The obligation for these claims and related periodic costs are measured using actuarial techniques and assumptions including appropriate discount rates and amortization of actuarial adjustments over future periods. The cumulative effect of the change in accounting principle determined as of January 1, 1993, reduced net income $69 million, net of $40 million income tax. The effect of the change in accounting principle reduced 1993 operating income by $21 million.

Reclassifications - Certain reclassifications of prior years' data have been made to conform to 1995 classifications.

--------------------------------------------------------------------------------
3. CORPORATE ACTIVITIES

FINANCIAL ACTIVITIES - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the U. S. Steel Group, the Marathon Group and the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 9, page S-11, for the U. S. Steel Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collateralized financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

CORPORATE GENERAL & ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the U. S. Steel Group, the Marathon Group and the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the U. S. Steel Group were $42 million in 1995, $36 million in 1994 and $33 million in 1993, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

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

     For tax provision and settlement purposes, tax benefits resulting from attributes (principally net operating losses and various tax credits), which cannot be utilized by one of the three groups on a separate return basis but which can be utilized on a consolidated basis in that year or in a carryback year, are allocated to the group that generated the attributes. To the extent that one of the three groups is allocated a consolidated tax attribute which, as a result of expiration or otherwise, is not ultimately utilized on the consolidated tax return, the prior years' allocation of such attribute is adjusted such that the effect of the expiration is borne by the group that generated the attribute. Also, if a tax attribute cannot be utilized on a consolidated basis in the year generated or in a carryback year, the prior years' allocation of such consolidated tax effects is adjusted in a subsequent year to the extent necessary to allocate the tax benefits to the group that would have realized the tax benefits on a separate return basis. As a result, the allocated group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the groups had filed separate tax returns.

-------------------------------------------------------------------------------
4. RESTRUCTURING CHARGES

In 1993, the planned closure of a Pennsylvania coal mine resulted in a $42 million charge, primarily related to the write-down of property, plant and equipment, contract termination and mine closure cost. The coal mine, which was closed in 1994, was sold in 1995 with immaterial financial effects.

-------------------------------------------------------------------------------
5. IMPAIRMENT OF LONG-LIVED ASSETS

At the beginning of the fourth quarter of 1995, USX adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impaired assets include certain iron ore mineral rights and surplus real estate holdings. The predominant method used to determine fair value was comparable market value analysis. The impairment charge recognized in operating costs for these assets was $16 million.


-------------------------------------------------------------------------------
6. B&LE LITIGATION CHARGES

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

-------------------------------------------------------------------------------
7. EXTRAORDINARY LOSS

In 1995, USX extinguished $553 million of debt prior to maturity, resulting in an extraordinary loss to the U. S. Steel Group of $2 million, net of a $1 million income tax benefit.

-------------------------------------------------------------------------------
8. OTHER ITEMS

(In millions)                                                             1995         1994         1993
--------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Gain on disposal of assets                                             $  21        $  12        $ 216 (a)
  Income (loss) from affiliates - equity method                             80           59          (11)
  Other income                                                               -            4            5
                                                                         -----        -----        -----
       Total                                                             $ 101        $  75        $ 210
--------------------------------------------------------------------------------------------------------
INTEREST AND OTHER FINANCIAL INCOME(b):
  Interest income                                                        $   8        $  11        $  63 (a)
  Other                                                                      -            1           (4)
                                                                         -----        -----        -----
       Total                                                                 8           12           59
                                                                         -----        -----        -----
INTEREST AND OTHER FINANCIAL COSTS(b):
  Interest incurred                                                        (98)        (115)        (133)
  Less interest capitalized                                                  5            8            8
                                                                         -----        -----        -----
       Net interest                                                        (93)        (107)        (125)
  Interest on B&LE litigation                                                -           (1)        (164)
  Interest on tax issues                                                   (11)         (12)         (16)
  Financial cost on preferred stock of subsidiary                           (5)          (5)           -
  Amortization of discounts                                                 (6)         (11)         (11)
  Expenses on sales of accounts receivable (Note 20, page S-17)            (22)         (16)         (12)
  Other                                                                      -            -           (2)
                                                                         -----        -----        -----
       Total                                                              (137)        (152)        (330)
                                                                         -----        -----        -----
NET INTEREST AND OTHER FINANCIAL COSTS(b)                                $(129)       $(140)       $(271)
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


-------------------------------------------------------------------------------
9. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS

The following is U. S. Steel Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in
Note 3, page S-9. These amounts exclude debt amounts specifically attributed to a group as described in Note 10, page S-12.

                                                                 U. S. Steel Group    Consolidated USX(a)
                                                                 -----------------    -------------------
(In millions)                                  December 31        1995       1994       1995       1994
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $    9     $    1     $   47     $    4
Receivables(b)                                                       14          3         73         11
Long-term receivables(b)                                              6         17         29         70
Other noncurrent assets(b)                                            2          3          8         11
                                                                 ------     ------     ------     ------
    Total assets                                                 $   31     $   24     $  157     $   96
---------------------------------------------------------------------------------------------------------
Notes payable                                                    $    8     $    -     $   40     $    -
Accounts payable                                                      9          1         46          3
Accrued interest                                                     23         31        119        123
Long-term debt due within one year (Note 10, page S-12)              89         18        460         74
Long-term debt (Note 10, page S-12)                                 818      1,323      4,303      5,346
Deferred credits and other liabilities(b)                             -          1          -          3
Preferred stock of subsidiary                                        64         64        250        250
                                                                 ------     ------     ------     ------
    Total liabilities                                            $1,011     $1,438     $5,218     $5,799
---------------------------------------------------------------------------------------------------------
Preferred stock                                                  $    -     $   25     $    -     $  105
---------------------------------------------------------------------------------------------------------


                                                                U. S. Steel Group(c)    Consolidated USX
                                                                --------------------   --------------------
(In millions)                                                   1995   1994    1993    1995    1994    1993
------------------------------------------------------------------------------------------------------------
Net interest and other financial costs (Note 8, page S-11)     $(98)   $(117)  $(125)  $(439)  $(471)  $(471)
------------------------------------------------------------------------------------------------------------

(a) For details of USX long-term debt, preferred stock of subsidiary and preferred stock, see Notes 15, page U-20; 26, page U-25; and 20, page U-22, respectively, to the USX consolidated financial statements.

(b) Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.

(c) The U. S. Steel Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.


--------------------------------------------------------------------------------
10. LONG-TERM DEBT

The U. S. Steel Group's portion of USX's consolidated long-term debt is as follows:

                                                               U. S. Steel Group   Consolidated USX(a)
                                                               -----------------   -------------------
(In millions)                                December 31        1995       1994       1995       1994
------------------------------------------------------------------------------------------------------
Specifically attributed debt(b):
  Sale-leaseback financing and capital leases                  $  109     $  112     $  133     $  137
  Seller-provided financing                                         -          -         41         42
                                                               ------     ------     ------     ------
    Total                                                         109        112        174        179
  Less amount due within one year                                   4          3          5          4
                                                               ------     ------     ------     ------
    Total specifically attributed long-term debt               $  105     $  109     $  169     $  175
------------------------------------------------------------------------------------------------------
Debt attributed to all three groups(c)                         $  916     $1,358     $4,810     $5,489
  Less unamortized discount                                         9         17         47         69
  Less amount due within one year                                  89         18        460         74
                                                               ------     ------     ------     ------
    Total long-term debt attributed to all three groups        $  818     $1,323     $4,303     $5,346
------------------------------------------------------------------------------------------------------
Total long-term debt due within one year                       $   93     $   21     $  465     $   78
Total long-term debt due after one year                           923      1,432      4,472      5,521
------------------------------------------------------------------------------------------------------

(a) See Note 15, page U-20, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.

(b) As described in Note 3, page S-9, certain financial activities are specifically attributed only to the U. S. Steel Group, the Marathon Group or the Delhi Group.

(c) Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page S-9; 9, page S-11; and 11, page S-12).



--------------------------------------------------------------------------------
11. SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)                                                          1995         1994         1993
------------------------------------------------------------------------------------------------------
CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES INCLUDED:
  Interest and other financial costs paid (net of
    amount capitalized)                                              $  (159)     $  (189)     $  (257)
  Income taxes (paid) refunded, including settlements
    with other groups                                                     (4)          48           31
------------------------------------------------------------------------------------------------------
USX DEBT ATTRIBUTED TO ALL THREE GROUPS - NET:
  Commercial paper:
    Issued                                                           $ 2,434      $ 1,515      $ 2,229
    Repayments                                                        (2,651)      (1,166)      (2,598)
  Credit agreements:
    Borrowings                                                         4,719        4,545        1,782
    Repayments                                                        (4,659)      (5,045)      (2,282)
  Other credit arrangements - net                                         40            -          (45)
  Other debt:
    Borrowings                                                            52          509          791
    Repayments                                                          (440)        (791)        (318)
                                                                     -------      -------      -------
      Total                                                          $  (505)     $  (433)     $  (441)
                                                                     =======      =======      =======
  U. S. Steel Group activity                                         $  (399)     $   (57)     $  (713)
  Marathon Group activity                                               (204)        (371)         261
  Delhi Group activity                                                    98           (5)          11
                                                                     -------      -------      -------
      Total                                                          $  (505)     $  (433)     $  (441)
------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Steel Stock issued for Dividend Reinvestment Plan and
    employee stock option plans                                      $    16      $     4      $     4
  Disposal of assets      - notes received                                 4            3            9
                          - liabilities assumed by buyers                  -            -           47
  Decrease in debt resulting from the adoption of equity
    method accounting for RMI                                              -           41            -
------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12. PENSIONS

The U. S. Steel Group has noncontributory defined benefit plans covering substantially all employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits under the contributory benefit provisions cover certain participating salaried employees and are based upon a percent of total career pensionable earnings. The funding policy for defined benefit plans provides that payments to the pension trusts shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved. Certain of these plans provide benefits to USX corporate employees, and the related costs or credits for such employees are allocated to all three groups (Note 3, page S-9). During 1995, USX funded the U.
S. Steel Group's principal pension plan by selling Steel Stock to the public for net proceeds of $169 million.

     The U. S. Steel Group also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.

PENSION COST (CREDIT) - The defined benefit cost for major plans for 1995, 1994 and 1993 was determined assuming an expected long-term rate of return on plan assets of 10%, 9% and 10%, respectively. The total pension credit is primarily included in selling, general and administrative expenses.

(In millions)                                        1995        1994     1993
-------------------------------------------------------------------------------
Major plans:
  Cost of benefits earned during the period         $    57     $  65     $  55
  Interest cost on projected benefit obligation
    (8% for 1995; 6.5% for 1994; and 7% for 1993)       563       527       549
  Return on assets - actual loss (return)            (1,842)       11      (725)
                   - deferred gain (loss)             1,084      (734)      (77)
  Net amortization of unrecognized (gains) losses         4         9        (7)
                                                    -------     -----     -----
      Total major plans                                (134)     (122)     (205)
Multiemployer and other plans                             2         2         3
                                                    -------     -----     -----
      Total periodic pension cost (credit)          $  (132)    $(120)    $(202)
-------------------------------------------------------------------------------

FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 7% at December 31, 1995, and 8% at December 31, 1994. The assumed rate of future increases in compensation levels was 4% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in the U. S. Steel Group's balance sheet:

(In millions)                  December 31                1995           1994
-------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Projected benefit obligation (PBO)(a)                   $(7,828)        $(7,417)
Plan assets at fair market value(b)                       8,588           7,422
                                                        -------         -------
    Assets in excess of PBO(c)                              760               5
  Unrecognized net gain from transition                    (347)           (416)
  Unrecognized prior service cost                           728             799
  Unrecognized net loss                                     411             835
  Additional minimum liability(d)                           (77)            (75)
                                                        -------         -------
    Net pension asset included in balance sheet         $ 1,475         $ 1,148
-------------------------------------------------------------------------------
(a) PBO includes:
      Accumulated benefit obligation (ABO)              $ 7,408         $ 7,078
      Vested benefit obligation                           6,955           6,654
(b) Types of assets held:
      USX stocks                                             1%              1%
      Stocks of other corporations                          54%             54%
      U.S. Government securities                            19%             23%
      Corporate debt instruments and other                  26%             22%
(c) Includes several small plans that have
    ABOs in excess of plan assets:
      PBO                                               $   (75)        $   (79)
      Plan assets                                             -               -
                                                        -------         -------
        PBO in excess of plan assets                    $   (75)        $   (79)
(d) Additional minimum liability recorded was
    offset by the following:
      Intangible asset                                  $    50         $    58
      Stockholders' equity adjustment - net of
        deferred income tax                                  17              11
-------------------------------------------------------------------------------

13. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The U. S. Steel Group has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. These plans provide benefits to USX corporate employees, and the related costs for such employees are allocated to all three groups (Note 3, page S-9). For union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, most benefits have not been prefunded. In 1994, the U. S. Steel Group agreed to establish a Voluntary Employee Beneficiary Association Trust to prefund a portion of health care and life insurance benefits for retirees covered under the United Steelworkers of America union agreement. In 1995, USX funded the initial $25 million contribution and an additional $10 million, which is the minimum requirement in each succeeding contract year.

POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1995, 1994 and 1993 was determined assuming discount rates of 8%, 6.5% and 7%, respectively, and an expected return on plan assets of 10% for 1995, 9% for 1994 and 10% in 1993:

(In millions)                                                           1995             1994            1993
---------------------------------------------------------------------------------------------------------------
Cost of benefits earned during the period                               $  19            $  27           $  26
Interest on accumulated postretirement benefit
  obligation (APBO)                                                       176              179             179
Return on assets - actual return                                          (11)              (8)             (7)
                 - deferred loss                                           (1)              (2)             (5)
Amortization of unrecognized losses                                         2               19              10
                                                                        ------           ------          ------
      Total defined benefit plans                                         185              215             203
Multiemployer plans(a)                                                     15               21               9
                                                                        ------           ------          ------
      Total periodic postretirement benefit cost                          200              236             212
Settlement gain(b)                                                          -                -             (24)
                                                                        ------           ------          ------
      Total postretirement benefit cost                                 $ 200            $ 236           $ 188
---------------------------------------------------------------------------------------------------------------

(a) Payments are made to a multiemployer benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $129 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

(b) In 1993, a settlement gain resulted from the sale of the Cumberland coal mine.

FUNDS' STATUS - The following table sets forth the plans' funded status and the amounts reported in the U. S. Steel Group's balance sheet:

(In millions)                                                         December 31           1995           1994
-----------------------------------------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Fair value of plan assets                                                                 $   116        $    97
                                                                                          -------        -------
APBO attributable to:
  Retirees                                                                                 (1,769)        (1,722)
  Fully eligible plan participants                                                           (209)          (196)
  Other active plan participants                                                             (380)          (396)
                                                                                           -------        -------
       Total APBO                                                                          (2,358)        (2,314)
                                                                                           -------        -------
       APBO in excess of plan assets                                                       (2,242)        (2,217)
Unrecognized net gain                                                                           -            (28)
Unamortized prior service cost                                                                 19             22
                                                                                          --------       --------
       Accrued liability included in balance sheet                                         $(2,223)       $(2,223)
------------------------------------------------------------------------------------------------------------------


  The assumed discount rate used to measure the APBO was 7% and 8% at December 31, 1995, and December 31, 1994, respectively. The assumed rate of future increases in compensation levels was 4% at both year-ends. The weighted average health care cost trend rate in 1996 is approximately 9%, declining to an ultimate rate in 2003 of approximately 5.5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1995 net periodic postretirement benefit cost by $23 million and would have increased the APBO as of December 31, 1995, by $235 million.

14. INCOME TAXES

Income tax provisions and related assets and liabilities attributed to the U. S. Steel Group are determined in accordance with the USX group tax allocation policy (Note 3, page S-9).

  Provisions (credits) for estimated income taxes were:

                             1995                                  1994                                  1993
                -------------------------------       ------------------------------        --------------------------------
(In millions)   CURRENT     DEFERRED      TOTAL       Current     Deferred      Total       Current     Deferred      Total
----------------------------------------------------------------------------------------------------------------------------
Federal          $ 8         $150         $158         $(48)        $98          $50         $(1)         $(63)       $(64)
State and local    9          (17)          (8)           2          (5)          (3)         (2)           25          23
                 ---         ----         ----        -----         ---          ---         ---          ----        ----
      Total      $17         $133         $150         $(46)        $93          $47         $(3)         $(38)       $(41)
---------------------------------------------------------------------------------------------------------------------------


In 1995, the extraordinary loss on extinguishment of debt includes a tax benefit of $1 million (Note 7, page S-10).

In 1993, the cumulative effect of the change in accounting principle for postemployment benefits included a deferred tax benefit of $40 million (Note 2, page S-9).

A reconciliation of federal statutory tax rate (35%) to total provisions (credits) follows:

(In millions)                                                                      1995             1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Statutory rate applied to income (loss) before taxes                               $159            $ 87             $(74)
Effects of partially-owned companies                                                 (8)            (32)               7
Excess percentage depletion                                                          (8)             (7)              (8)
State and local income taxes after federal income tax effects                        (5)             (1)              15
Effects of foreign operations                                                         1              (4)              (2)
Remeasurement of deferred income taxes for statutory rate increase                    -               -              (15)
Adjustment of prior years' federal income taxes                                       3              (2)              21
Adjustment of valuation allowances                                                    2               -               10
Other                                                                                 6               6                5
                                                                                   ------          ------          ------
       Total provisions (credits)                                                  $150            $ 47             $(41)
-------------------------------------------------------------------------------------------------------------------------


     Deferred tax assets and liabilities resulted from the following:

(In millions)                                                             December 31           1995              1994
-----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Federal tax loss carryforwards                                                                $    -            $  311
 State tax loss carryforwards (expiring in 1996 through 2010)                                     104               116
 Minimum tax credit carryforwards                                                                 299                70
 Foreign tax credit carryforwards (expiring in 1996 through 2000)                                   4                 -
 General business credit carryforwards (expiring in 1996 through 2010)                             26                30
 Employee benefits                                                                              1,084             1,083
 Receivables, payables and debt                                                                    91               107
 Contingency and other accruals                                                                    80                76
 Other                                                                                             76               111
 Valuation allowances                                                                             (80)             (130)
                                                                                               ------            ------
       Total deferred tax assets                                                                1,684             1,774
                                                                                               ------            ------
Deferred tax liabilities:
 Property, plant and equipment                                                                    408               478
 Prepaid pensions                                                                                 611               502
 Inventory                                                                                         14                17
 Federal effect of state deferred tax assets                                                       19                13
 Other                                                                                             96                98
                                                                                               ------            ------
       Total deferred tax liabilities                                                           1,148             1,108
                                                                                               ------            ------
       Net deferred tax assets                                                                 $  536            $  666
------------------------------------------------------------------------------------------------------------------------


  The consolidated tax returns of USX for the years 1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

------------------------------------------------------------------------------
15. INTERGROUP TRANSACTIONS

PURCHASES - U. S. Steel Group purchases from the Marathon Group totaled
$17 million, $13 million and $17 million in 1995, 1994 and 1993, respectively. These transactions were conducted on an arm's-length basis.

RECEIVABLES FROM/PAYABLE TO OTHER GROUPS - These amounts represent receivables or payables for income taxes determined in accordance with the tax allocation policy described in Note 3, page S-9. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.

-------------------------------------------------------------------------------

16. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS


(In millions)                                    December 31                  1995                    1994
-------------------------------------------------------------------------------------------------------------
Receivables due after one year                                                $ 39                    $ 85
Forward currency contracts                                                       5                      17
Equity method investments                                                      468                     460
Cost method investments                                                          3                       3
Other                                                                           98                     102
                                                                              ----                    ----
       Total                                                                  $613                    $667
-------------------------------------------------------------------------------------------------------------

     Summarized financial information of affiliates accounted for by the equity method of accounting follows:


(In millions)                                                 1995                1994               1993
--------------------------------------------------------------------------------------------------------------
Income data - year:
 Sales                                                       $3,268              $2,940              $2,638
 Operating income                                               259                 222                  81
 Net income (loss)                                              161                 117                 (27)
---------------------------------------------------------------------------------------------------------------
Balance sheet data - December 31:
 Current assets                                              $  981              $  981
 Noncurrent assets                                            1,670               1,692
 Current liabilities                                            668                 818
 Noncurrent liabilities                                       1,042                 870
----------------------------------------------------------------------------------------------------------------



  Dividends and partnership distributions received from equity affiliates were $67 million in 1995, $34 million in 1994 and $6 million in 1993.

  U. S. Steel Group purchases of transportation services and semi-finished steel from equity affiliates totaled $406 million, $360 million and $313 million in 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, U. S. Steel Group payables to these affiliates totaled $20 million and $22 million, respectively. U. S. Steel Group sales of steel and raw materials to equity affiliates totaled $768 million, $680 million and $526 million in 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994,
U. S. Steel Group receivables from these affiliates were $163 million and $198 million, respectively. Generally, these transactions were conducted under long-term, market-based contractual arrangements.
------------------------------------------------------------------------------
17. INVENTORIES

(In millions)                                    December 31                   1995                   1994
-------------------------------------------------------------------------------------------------------------
Raw materials                                                                 $ 89                    $ 44
Semi-finished products                                                         300                     336
Finished products                                                              143                     128
Supplies and sundry items                                                       69                      87
                                                                              ----                    ----
      Total                                                                   $601                    $595
------------------------------------------------------------------------------------------------------------

  At December 31, 1995, and December 31, 1994, respectively, the
LIFO method accounted for 89% and 86% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $320 million and $260 million in 1995 and 1994, respectively.

  Cost of sales was reduced by $13 million in 1994 and $11 million in 1993 as a result of liquidations of LIFO inventories (immaterial in 1995).

18. LEASES

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                    Capital     Operating
(In millions)                                        Leases       Leases
-------------------------------------------------------------------------
1996                                                 $ 13          $ 68
1997                                                   13            53
1998                                                   13            43
1999                                                   11            35
2000                                                   11            28
Later years                                           137           152
Sublease rentals                                        -            (3)
                                                     ----          ----
    Total minimum lease payments                      198          $376
                                                                   ====
Less imputed interest costs                            89
                                                     ----
    Present value of net minimum lease payments
     included in long-term debt                      $109
-------------------------------------------------------------------------


    Operating lease rental expense:

(In millions)                                    1995      1994      1993
-------------------------------------------------------------------------

Minimum rental                                   $ 94      $103      $106
Contingent rental                                  36        39        41
Sublease rentals                                   (3)       (2)       (3)
                                                 ----      ----      ----
    Net rental expense                           $127      $140      $144
-------------------------------------------------------------------------


     The U. S. Steel Group leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Contingent rental includes payments based on facility production and operating expense escalation on building space. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling $52 million may be declared immediately due and payable.

-------------------------------------------------------------------------------
19. PROPERTY, PLANT AND EQUIPMENT

(In millions)                    December 31            1995         1994
-------------------------------------------------------------------------
Land and depletable property                          $  151       $  155
Buildings                                                491          513
Machinery and equipment                                7,663        7,706
Leased assets                                            116          116
                                                      ------       ------
    Total                                              8,421        8,490
Less accumulated depreciation, depletion
  and amortization                                     5,909        5,954
                                                      ------       ------
    Net                                               $2,512       $2,536
-------------------------------------------------------------------------


      Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $57 million and $49 million at December 31, 1995, and December 31, 1994, respectively.

-------------------------------------------------------------------------------
20. SALES OF RECEIVABLES

The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1995, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement in 1996, or in the event of earlier contract termination. If the
U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amount sold under the program averaged $350 million in 1995, $337 million in 1994 and $333 million in 1993. To facilitate collection, the buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. Recognized liabilities for future recourse obligations of sold receivables were $3 million at December 31, 1995 and 1994. The U. S. Steel Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. In 1995, 1994 and 1993, USX Credit net repurchases of loans receivable totaled $5 million, $38 million and $50 million, respectively. At December 31, 1995, the balance of sold loans receivable subject to recourse was $72 million. Estimated credit losses under the recourse provisions for loans receivable were recognized when the receivables were sold consistent with bad debt experience. USX Credit is not actively seeking new loans at this time, but is subject to market risk through fluctuations in short-term market rates on sold loans which pay fixed interest rates. USX Credit significantly reduced credit risk through a credit policy, which required that loans be secured by the real property or equipment financed, often with additional security such as letters of credit, personal guarantees and committed long-term financing takeouts. Also, USX Credit diversified its portfolio as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. As of December 31, 1995, and December 31, 1994, USX Credit had outstanding loan commitments of $2 million and $26 million, respectively. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

     As of December 31, 1995, and December 31, 1994, the total
balance of USX Credit real estate and equipment loans subject to impairment was $88 million and $110 million, prior to recognizing allowance for credit losses of $32 million and $21 million, respectively. During 1995, 1994 and 1993, USX Credit recognized additional credit losses of $15 million, $11 million and $11 million, respectively, which are included in operating costs.
-------------------------------------------------------------------------------
21. STOCKHOLDERS' EQUITY

(In millions, except per share data)                                       1995         1994        1993
----------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
   Balance at beginning of year                                           $   32       $   32       $   25
   Issued(a)                                                                   -            -            7
   Redeemed                                                                  (25)           -            -
                                                                          ------       ------       ------
   Balance at end of year                                                 $    7       $   32       $   32
----------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY:
   Balance at beginning of year                                           $  913       $  585       $  222
   Net income (loss)                                                         301          201         (238)
   Steel Stock issued                                                        234          225          370
   Preferred stock issued(a)                                                   -            -          329
   Dividends on preferred stock                                              (24)         (25)         (21)
   Dividends on Steel Stock (per share $1.00)                                (80)         (75)         (65)
   Foreign currency translation adjustments (Note 24, page S-19)               -           (2)           1
   Deferred compensation adjustments                                          (2)           -            1
   Minimum pension liability adjustment (Note 12, page S-13)                  (6)           3          (14)
   Other                                                                       1            1            -
                                                                          ------       ------       ------
   Balance at end of year                                                 $1,337       $  913       $  585
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                $1,344       $  945       $  617
----------------------------------------------------------------------------------------------------------

(a) For details of 6.50% Cumulative Convertible Preferred Stock, which was sold in 1993 for net proceeds of $336 million and attributed entirely to the U. S. Steel Group, see Note 20, page U-22 to the USX consolidated financial statements.

-------------------------------------------------------------------------------
22. DIVIDENDS

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

     Dividends on the Steel Stock are further limited to the Available Steel Dividend Amount. At December 31, 1995, the Available Steel Dividend Amount was at least $2,588 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

-------------------------------------------------------------------------------
23. NET INCOME PER COMMON SHARE

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

      Primary net income (loss) per share is calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

      Fully diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

-------------------------------------------------------------------------------
24. FOREIGN CURRENCY TRANSLATION

Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1995, 1994 and 1993, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were none, $1 million and $(4) million. An analysis of changes in cumulative foreign currency translation adjustments follows:

(In millions)                                          1995      1994      1993
-------------------------------------------------------------------------------
Cumulative adjustments at January 1                    $ (3)     $ (1)     $ (2)
Aggregate adjustments for the year:
   Foreign currency translation adjustments               -        (2)        -
   Amount related to disposition of investments           -         -         1
                                                       ----      ----      ----
Cumulative adjustments at December 31                  $ (3)     $ (3)     $ (1)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
25. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

USX Stock Plans and Stockholder Rights Plan are discussed in Note 21, page U-23, and Note 25, page U-25, respectively, to the USX consolidated financial statements.

-------------------------------------------------------------------------------
26. DERIVATIVE INSTRUMENTS

The U. S. Steel Group uses derivative instruments, such as commodity swaps, to manage exposure to price fluctuations relevant to the cost of natural gas used in steel operations.

      USX has used forward currency contracts to hedge foreign denominated debt, a portion of which has been attributed to the U. S. Steel Group.

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

      The following table sets forth quantitative information by class of derivative instrument:

                                             Fair             Carrying       Recorded
                                            Value              Amount        Deferred        Aggregate
                                            Assets             Assets         Gain or         Contract
(In millions)                          (Liabilities)(a)    (Liabilities)       (Loss)        Values(b)
------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995:
  OTC commodity swaps(c)                  $   6                $  -            $  -            $  50
                                          -----                -----           -----           -----
  Forward currency contracts:
        - receivable                      $  20                $  19           $  -            $  31
        - payable                            -                    -               -                5
                                          -----                -----           -----           -----
          Total currencies                $  20                $  19           $  -            $  36
----------------------------------------------------------------------------------------------------
DECEMBER 31, 1994:
  OTC commodity swaps                     $ (10)               $  -            $  -            $  79
                                          -----                -----           -----           -----
  Forward currency contracts:
        - receivable                      $  21                $  20           $  -            $  53
        - payable                            (1)                  (1)             (1)              9
                                          -----                -----           -----           -----
          Total currencies                $ 20                 $  19           $  (1)          $  62
----------------------------------------------------------------------------------------------------

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

                                                                       1995                       1994
                                                                -------------------        -------------------
                                                                FAIR       CARRYING        Fair        Carrying
(In millions)                         December 31               VALUE       AMOUNT         Value        Amount
---------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
   Cash and cash equivalents                                    $   52       $   52        $   20       $   20
   Receivables                                                     565          565           668          668
   Long-term receivables and other investments                      56           56           101          102
                                                                ------       ------        ------       ------
      Total financial assets                                    $  673       $  673        $  789       $  790
                                                                ======       ======        ======       ======
FINANCIAL LIABILITIES:
   Notes payable                                                $    8       $    8        $    -       $    -
   Accounts payable                                                815          815           678          678
   Accrued interest                                                 23           23            31           31
   Long-term debt (including amounts due within one year)          964          907         1,319        1,341
                                                                ------       ------        ------       ------
      Total financial liabilities                               $1,810       $1,753        $2,028       $2,050
--------------------------------------------------------------------------------------------------------------

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

      In addition to certain derivative financial instruments disclosed in
Note 26, page S-19, the U. S. Steel Group's unrecognized financial instruments consist of receivables sold subject to limited recourse, commitments to extend credit and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables and commitments to extend credit see Note 20, page S-17. For details relating to financial guarantees see Note 28, page S-21.

--------------------------------------------------------------------------------
28. CONTINGENCIES AND COMMITMENTS

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

LEGAL PROCEEDINGS -

    B&LE litigation

        Two remaining plaintiffs in this litigation have had their damage claims remanded for retrial. A new trial may result in awards more or less than the original asserted claims of $8 million and would be subject to trebling. See Note 6, page S-10.

    Fairfield Agreement litigation

        In 1990, USX and two former officials of the United Steelworkers of America (USWA) were convicted of violating Section 302 of the Taft-Hartley Act by reason of USX's grant of retroactive leaves of absence to union officials, which qualified them to receive pensions from USX. In addition, USX was convicted of mail fraud in the same proceedings. The U.S. District Court imposed a $4.1 million fine on USX and ordered USX to make restitution to the United States Steel and Carnegie Pension Fund of approximately $300,000. The verdict was affirmed on appeal and, in 1995, the fine and the restitution were paid. In a separate proceeding, a former executive officer of USX pleaded guilty to a related misdemeanor.

       A related civil class action was commenced against USX and the USWA in 1989 (Cox, et al. v. USX, et al.) and was dismissed by the trial court by entry of summary judgment in favor of USX and USWA in 1991. The summary judgment was reversed by the U.S. Court of Appeals for the 11th Circuit in 1994, and the matter reinstated and returned to the trial court. In that civil class action, the plaintiffs' complaint asserts five causes of action arising out of conduct that was the subject of USX's 1990 criminal conviction and that allegedly relates to the negotiation of a 1983 local labor agreement, which resulted in the reopening of USX's Fairfield Works in 1984. The causes of action include claims asserted under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Employee Retirement Income Security Act (ERISA), specifically alleging that USX granted leaves of absence and pensions to union officials with intent to influence their approval, implementation and interpretation of the 1983 Fairfield Agreement. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling. USX and USWA have denied any liability to the plaintiffs and are vigorously defending these claims. A jury trial is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the Northern District of Alabama.

ENVIRONMENTAL MATTERS -

       The U. S. Steel Group is subject to federal, state, and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $116 million and $141 million at December 31, 1995, and December 31, 1994, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

       For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1995 and 1994, such capital expenditures totaled $55 million and $57 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

GUARANTEES -

       Guarantees by USX of the liabilities of affiliated entities of the
U. S. Steel Group totaled $50 million at December 31, 1995, and $171 million at December 31, 1994. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce potential U. S. Steel Group losses resulting from these guarantees.
As of December 31, 1995, the largest guarantee for a single affiliate was $31 million.

COMMITMENTS -

       At December 31, 1995, and December 31, 1994, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $178 million and $125 million, respectively.

       USX entered into a 15-year take-or-pay arrangement in 1993, which requires the U. S. Steel Group to accept pulverized coal each month or pay a minimum monthly charge of approximately $1.3 million. Charges for deliveries of pulverized coal in 1995 and 1994 totaled $24 million in each year. If USX elects to terminate the contract early, a maximum termination payment of $122 million, which declines over the duration of the agreement, may be required.

       The U. S. Steel Group is a party to a transportation agreement with Transtar for Great Lakes shipments of raw materials required by the U. S. Steel Group. The agreement cannot be canceled until 1999 and requires the U. S. Steel Group to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $72 million in 1995 and $70 million in 1994, including fixed costs of $21 million in each year. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              1995                                           1994
                                            -----------------------------------------      -----------------------------------------
(In millions, except per share data)        4TH QTR.   3RD QTR.   2ND QTR.   1ST QTR.      4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
------------------------------------------------------------------------------------------------------------------------------------
Sales                                        $1,647     $1,609     $1,623     $1,577        $1,643     $1,505     $1,534     $1,384
Operating income(loss)                           84        134        129        134           143        106         88        (24)
Income (loss) before
   extraordinary loss                            62         86         81         74            90         90         56        (35)
NET INCOME (LOSS)                                61         85         81         74            90         90         56        (35)
------------------------------------------------------------------------------------------------------------------------------------

STEEL STOCK DATA:
Income (loss) before
   extraordinary loss
   applicable to Steel Stock                 $   57     $   80     $   74     $   68        $   84     $   84     $   49     $  (41)
    - Per share:  primary                       .68        .99        .99        .89          1.11       1.11       . 65       (.56)
                  fully diluted                 .68        .95        .95        .86          1.05       1.05        .64       (.56)
Dividends paid per share                        .25        .25        .25        .25           .25        .25        .25        .25
Price range of Steel Stock(a):
    -  Low                                   29-1/8     30-5/8     29-1/4     30            32-7/8     32-7/8     30-1/4     36-1/8
    -  High                                  33-5/8     39         34-3/4     39-1/8        42-3/8     43         38-1/2     45-5/8
------------------------------------------------------------------------------------------------------------------------------------

(a)   Composite tape.



PRINCIPAL UNCONSOLIDATED AFFILIATES (UNAUDITED)

        Company                           Country          % Ownership(a)         Activity
---------------------------------------------------------------------------------------------------------
Double Eagle Steel Coating Company      United States          50%            Steel Processing
National-Oilwell(b)                     United States          50%            Oilwell Equipment, Supplies
PRO-TEC Coating Company                 United States          50%            Steel Processing
RMI Titanium Company                    United States          51%            Titanium metal products
Transtar, Inc.                          United States          46%            Transportation
USS/Kobe Steel Company                  United States          50%            Steel Products
USS-POSCO Industries                    United States          50%            Steel Processing
Worthington Specialty Processing        United States          50%            Steel Processing
---------------------------------------------------------------------------------------------------------

(a)   Economic interest as of December 31, 1995.
(b)   Sold in January 1996.


SUPPLEMENTARY INFORMATION ON MINERAL RESERVES (UNAUDITED)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves relating to the U. S. Steel Group, page U-30.

FIVE-YEAR OPERATING SUMMARY

(Thousands of net tons, unless otherwise noted)           1995       1994       1993       1992       1991
----------------------------------------------------------------------------------------------------------
RAW STEEL PRODUCTION
   Gary, IN                                              7,163      6,768      6,624      5,969      5,817
   Mon Valley, PA                                        2,740      2,669      2,507      2,276      2,088
   Fairfield, AL                                         2,260      2,240      2,203      2,146      1,969
   All other plants(a)                                       -          -          -         44        648
                                                        --------------------------------------------------
        Total Raw Steel Production                      12,163     11,677     11,334     10,435     10,522
        Total Cast Production                           12,120     11,606     11,295      8,695      7,088
        Continuous cast as % of total production          99.6       99.4       99.7       83.3       67.4
----------------------------------------------------------------------------------------------------------
RAW STEEL CAPABILITY (average)
   Total capability                                     12,500     11,990     11,850     12,144     14,976
   Total production as % of total capability              97.3       97.4       95.6       85.9       70.3
----------------------------------------------------------------------------------------------------------
HOT METAL PRODUCTION                                    10,521     10,328      9,972      9,270      8,941
----------------------------------------------------------------------------------------------------------
COKE PRODUCTION                                          6,770      6,777      6,425      5,917      5,091
----------------------------------------------------------------------------------------------------------
IRON ORE PELLETS - MINNTAC, MN
   Production as % of capacity                              86         90         90         83         84
   Shipments                                            15,218     16,174     15,911     14,822     14,897
----------------------------------------------------------------------------------------------------------
COAL SHIPMENTS(b)                                        7,502      7,698     10,980     12,164     10,020
----------------------------------------------------------------------------------------------------------
STEEL SHIPMENTS BY PRODUCT
   Sheet and tin mill products                           9,267      8,728      8,364      7,514      7,592
   Plate, tubular, structural and other
     steel mill products(c)                              2,111      1,840      1,605      1,340      1,254
                                                        --------------------------------------------------
        Total                                           11,378     10,568      9,969      8,854      8,846
        Total as % of domestic steel industry             11.7       11.1       11.3       10.8       11.2
----------------------------------------------------------------------------------------------------------
STEEL SHIPMENTS BY MARKET
   Steel service centers                                 2,564      2,780      2,831      2,676      2,195
   Further conversion:
      Trade customers                                    1,084      1,058      1,150      1,104        930
      Joint ventures                                     1,332      1,308      1,074        449        424
   Transportation                                        1,636      1,952      1,771      1,553      1,282
   Export                                                1,515        355        327        584      1,235
   Containers                                              857        962        835        715        753
   Oil, gas and petrochemicals                             748        367        342        255        201
   Construction                                            671        722        667        598        662
   All other                                               971      1,064        972        920      1,164
                                                        --------------------------------------------------
        Total                                           11,378     10,568      9,969      8,854      8,846
----------------------------------------------------------------------------------------------------------

(a) In July 1991, U. S. Steel closed all iron and steel producing operations at Fairless (PA) Works. In April 1992, U. S. Steel closed South (IL) Works.

(b) In June 1993, U. S. Steel sold the Cumberland coal mine. In 1995, U. S. Steel sold the Maple Creek coal mine, which was closed in 1994.

(c) U. S. Steel ceased production of structural products when South Works closed in April 1992.

THE U. S. STEEL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel & Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

     The U. S. Steel Group's sales for the last three years were:

(Dollars in millions)                              1995       1994       1993
------------------------------------------------------------------------------
Steel & Related Businesses                        $6,391     $5,918     $5,422
Other Businesses                                      65        148        190
                                                  ------     ------     ------
Total Sales                                       $6,456     $6,066     $5,612
------------------------------------------------------------------------------


     TOTAL SALES increased by $390 million in 1995 from 1994 following an increase of $454 million in 1994 from 1993. The increase in 1995 resulted primarily from an increase in steel shipment volumes of approximately 0.8 million tons and higher average steel prices, partially offset by lower revenues from engineering and consulting services. In addition, sales in 1994 included revenues from a consolidated entity for which the equity method of accounting was subsequently adopted. The increase in 1994 primarily reflected an increase in steel shipment volumes of approximately 0.6 million tons, higher average steel prices and increased commercial shipments of coke, partially offset by lower commercial shipments of coal.

     The U. S. Steel Group's operating income (loss) for the last three years is as follows:

(Dollars in millions)                              1995       1994       1993
------------------------------------------------------------------------------
Steel & Related Businesses                        $  403     $  239     $  123
Administrative & Other Businesses                     94         74       (230)
Impairment of Long-Lived Assets                      (16)         -          -
Restructuring                                          -          -        (42)
                                                  ------     ------     ------
Total Operating Income                            $  481     $  313     $ (149)
------------------------------------------------------------------------------

     OPERATING INCOME for the U. S. Steel Group increased by $168 million in 1995 from 1994. The increase mainly reflected improved results from Steel & Related Businesses. Results in 1993 included a $342 million charge for the B&LE litigation (see Note 6 to the U. S. Steel Group Financial Statements). Excluding this item, operating income for the U. S. Steel Group increased by $120 million in 1994 from 1993, due primarily to improved results from Steel & Related Businesses.

     Steel & Related Businesses operating income improved $164 million in 1995 compared with 1994. Results in 1995 included $34 million of charges related to repairs of the Gary Works' No. 8 blast furnace which was damaged by an explosion on April 5, 1995, $27 million of charges related to the settlement of the Pickering v. USX litigation, an $18 million favorable accrual adjustment for certain employee-related costs, and $10 million in charges related to various litigation accruals. Results in 1994 included $44 million of charges related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for modernization of the Gary Works hot strip mill and pickle line. Results for 1994 also included $13 million related to the sale of coal seam methane gas royalty interests. Excluding these items, operating income increased $186 million in 1995 compared to 1994. The increase is primarily due

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

to higher steel prices and shipment volumes, partially offset by a less favorable product mix which included increased exports of lower value-added products, higher costs for purchased iron ore and coke and increased accruals for profit sharing plans.

     Results in 1993 benefited from a $39 million favorable effect from the utilization of funds from previously established insurance reserves to pay for certain employee insurance benefits. Excluding this item and those mentioned above, operating results for 1994 improved by $186 million over 1993 primarily due to higher steel prices and shipment volumes. These positive factors were partially offset by higher pension, labor and purchased steel scrap costs.

     ADMINISTRATIVE AND OTHER BUSINESSES includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. The 1993 operating loss included a $342 million charge for the B&LE litigation (see Note 6 to the U. S. Steel Group Financial Statements). Excluding this item, operating income increased $20 million in 1995 from 1994 following a decrease of $38 million in 1994 from 1993, mainly reflecting the effects of net pension credits referred to below. USX Credit recognized credit losses of $15 million in 1995, $11 million in 1994 and $11 million in 1993.

     The pension credits referred to in Administrative and Other Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $132 million, $120 million and $202 million in 1995, 1994 and 1993, respectively. The increase in 1995 from 1994 primarily reflected an increase in the expected long-term rate of return on plan assets, partially offset by an increase in the assumed discount rate and a decline in the market-related value of plan assets. The decrease in 1994 from 1993 was primarily due to a lower expected long-term rate of return on plan assets. In 1996, net pension credits are expected to increase by approximately $30 million from 1995. See Note 12 to the U. S. Steel Group Financial Statements.

     The U. S. Steel Group's operating income for 1995 included a $16 million noncash charge related to the adoption of Statement of Financial Accounting Standards No. 121 # "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See Note 5 to the U. S. Steel Group Financial Statements for further details.

     The U. S. Steel Group's 1993 operating loss included restructuring charges of $42 million related to the closure of the Maple Creek coal mine and preparation plant. In June 1995, the Maple Creek mine and preparation plant were sold.

     The U. S. Steel Group's other income for the last three years was as follows:

(Dollars in millions)                              1995      1994     1993
--------------------------------------------------------------------------
Income (loss) from equity affiliates               $ 80      $59      $ (11)
Gain on disposal of assets                           21       12        216
Other income                                          -        4          5
                                                   ----      ---       ----
Total Other Income                                 $101      $75       $210
--------------------------------------------------------------------------

     OTHER INCOME increased $26 million in 1995 compared with 1994, following a decrease of $135 million in 1994 compared with 1993. The improvement in 1995 results was primarily due to increased income from equity affiliates and higher gains from the disposal of assets mainly due to equipment sales. Results in 1993 included higher gains from the disposal of assets, including the sale of the Cumberland coal mine, the realization of a $70 million deferred gain resulting from the collection of a subordinated note related to the 1988 sale of Transtar, Inc. ("Transtar") (which also resulted in $37 million of interest income) and the sale of an investment in an insurance company. Excluding these items, results in 1994 improved by $50 million over 1993 mainly due to increased income from equity affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     INTEREST AND OTHER FINANCIAL INCOME was $8 million in 1995 compared with $12 million in 1994 and $59 million in 1993. The 1993 amount included $37 million of interest income resulting from the collection of the Transtar note, as previously mentioned.

     INTEREST AND OTHER FINANCIAL COSTS were $137 million in 1995 compared with $152 million in 1994 and $330 million in 1993. The decrease in 1995 compared to 1994 was mainly due to lower average debt levels. The 1993 amount included $164 million of interest expense related to the B&LE litigation.

     THE PROVISION FOR ESTIMATED INCOME TAXES in 1995 was $150 million, compared with $47 million in 1994 and credits of $41 million in 1993. The provision for 1994 included a $32 million deferred tax benefit related to an excess of tax over book basis in an equity affiliate. The credit for 1993 included a $15 million favorable effect associated with an increase in the federal income tax rate from 34% to 35%, reflecting remeasurement of deferred federal income tax assets as of January 1, 1993, offset by adjustments for prior years' Internal Revenue Service examinations. See Note 14 to the U. S. Steel Group Financial Statements.

     AN EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT of $2 million, or $.02 per share, in 1995 represents the portion of the loss on early extinguishment of USX debt attributed to the U. S. Steel Group. For additional information, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     NET INCOME in 1995 was $301 million, compared with net income of $201 million in 1994 and a net loss of $238 million in 1993. Excluding the extraordinary loss on extinguishment of debt, which totaled $2 million in 1995 and the unfavorable cumulative effect of changes in accounting principles, which totaled $69 million in 1993, net income increased $102 million in 1995 from 1994, compared with an increase of $370 million in 1994 from 1993. The changes in net income primarily reflect the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     CURRENT ASSETS at year-end 1995 decreased $336 million from year-end 1994 primarily due to a decrease in deferred income tax benefits and trade receivables partially offset by an increase in cash and cash equivalent balances. The decrease in deferred income tax benefits in 1995 was mainly due to the complete utilization of USX's net operating loss carryforward, which was reflected in the U. S. Steel Group's deferred tax assets. The U. S. Steel Group financial statements reflect current and deferred tax assets and liabilities that relate to tax attributes utilized and recognized on a consolidated basis and attributed in accordance with the USX Corporation (''USX'') group tax allocation policy. See Notes 3 and 14 to the U. S. Steel Group Financial Statements.

     CURRENT LIABILITIES in 1995 increased $252 million from 1994 primarily due to an increase in accounts payable and long-term debt due within one year. The increase in accounts payable was mainly due to greater trade payables. The increase in long-term debt due within one year was primarily due to reclassification of various USX debt instruments from long-term debt.

     TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1995 was $1,024 million. The $429 million decrease from year-end 1994 reflected increased cash from operating activities in 1995. The amount of total long-term debt, as well as the amount shown as notes payable, principally represented the U. S. Steel Group's portion of USX debt attributed to all three groups. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX. For a discussion of financial obligations and the issuance of Steel Stock, see Management's Discussion and Analysis of Cash Flows below.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

management'S DISCUSSION AND ANALYSIS OF CASH FLOWS

     THE U. S. STEEL GROUP'S NET CASH PROVIDED FROM OPERATING ACTIVITIES in 1995 was $587 million compared with $78 million in 1994. The 1995 period reflects payments of $169 million to fund the U. S. Steel Group's principal pension plan, $35 million to the Voluntary Employee Benefit Trust, $28 million representing U.
S. Steel's share of the amortized discount on USX's zero coupon debentures (see USX Consolidated Management's Discussion and Analysis of Cash Flows for further details) and $20 million as partial settlement in the Pickering v. USX litigation (with a final payment of $27 million required in the first quarter of 1996). The 1994 period reflects payments of $367 million related to the B&LE litigation. Excluding these items, net cash provided from operating activities improved by $394 million in 1995 due mainly to favorable working capital changes and increased profitability.

     The U. S. Steel Group's net cash provided from operating activities in 1993 was negatively affected by payments of $219 million related to the B&LE litigation and $95 million related to the settlement of the Energy Buyers litigation, offset by a $103 million favorable effect from the use of available funds from previously established insurance reserves to pay for certain active and retired employee insurance benefits. Excluding these items for 1993 and the previously mentioned items for 1994, net cash provided from operating activities was $445 million in 1994 compared with $301 million in 1993. The $144 million increase mainly reflected improved profitability.

     CAPITAL EXPENDITURES totaled $324 million in 1995 compared with $248 million in 1994 and $198 million in 1993. Increased spending in 1995 compared with 1994 reflected spending on a degasser at Mon Valley Works and a granulated coal injection facility at the Fairfield Works' blast furnace, spending related to the Gary Works' No. 8 blast furnace, spending on a new galvanizing line at Fairfield Works and emissions controls at the Gary Works' steelmaking facilities. Increased spending in 1994 compared with 1993 reflected modernization of a pickle line at Gary Works, replacement of a coke oven gas transmission line from Clairton to Mon Valley and the preparation for a blast furnace reline at Mon Valley Works. Contract commitments for capital expenditures at year-end 1995 were $178 million, compared with $125 million at year-end 1994. Capital expenditures for 1996 are expected to be approximately $320 million and will include spending on a blast furnace reline and continued spending on a new galvanizing line at Fairfield Works and additional environmental expenditures primarily at Gary Works.

     CASH FROM DISPOSAL OF ASSETS totaled $67 million in 1995, compared with $19 million in 1994 and $291 million in 1993. The 1995 proceeds mainly reflected property sales. The 1993 amount primarily reflected the realization of proceeds from a subordinated note related to the 1988 sale of Transtar and the sales of the Cumberland coal mine and investments in an insurance company and a foreign manganese mining affiliate.

     FINANCIAL OBLIGATIONS decreased by $403 million in 1995, compared with a decrease of $20 million in 1994 and a decrease of $730 million in 1993. These obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups as well as debt and financing agreements specifically attributed to the U. S. Steel Group. The decrease in 1995 primarily reflected the net effects of cash from operating, investing and other financing activities. For a discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     PREFERRED STOCK REDEEMED of $25 million represents the U. S. Steel Group's portion of USX's Adjustable Rate Cumulative Preferred Stock which was redeemed on September 29, 1995. For additional information, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     STEEL STOCK ISSUED totaled $218 million in 1995, $221 million in 1994 and $366 million in 1993. This included public offerings of 5,000,000 shares in 1995 for net proceeds of $169 million, 5,000,000 shares in 1994 for net proceeds of $201 million, and 10,000,000 shares in 1993 for net proceeds of $350 million. These amounts were reflected in their entirety in the U. S. Steel Group financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

PENSION ACTIVITY

     In 1995, net proceeds of $169 million from the public offering of 5,000,000 shares of Steel Stock were used to fund the U. S. Steel Group's principal pension plan for the 1994 plan year and a portion of the 1995 plan year. The funding for the remainder of the 1995 plan year and the funding of all or a portion of the 1996 plan year, if any, may take place in 1996.

DERIVATIVE INSTRUMENTS

     In the normal course of its business, the U. S. Steel Group is exposed to market risk, or price fluctuations related to the purchase of natural gas and certain metals used as raw materials. The U. S. Steel Group uses commodity-based derivative instruments (over-the-counter ("OTC") commodity swaps) to manage exposure to market risk related to the purchase of natural gas; however, its use of these instruments has not been significant in relation to the U. S. Steel Group's overall business activity. While they are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. For quantitative information relating to derivative instruments, including aggregate contract values and fair values, where appropriate, see Note 26 to the U. S. Steel Group Financial Statements.

     Based on a strategic approach of limiting its use of derivative instruments to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose the U. S. Steel Group to material risk, and that such use will not have a material adverse effect on the financial position, liquidity or results of operations of the U. S. Steel Group. For a summary of accounting policies related to derivative instruments, see Note 2 to the U. S. Steel Group Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and production methods.

     The U. S. Steel Group's environmental expenditures for the last three years were:

(Dollars in millions)                                  1995      1994      1993
-------------------------------------------------------------------------------
Capital                                                $ 55      $ 57      $ 53
Compliance(a)
  Operating & Maintenance                               195       202       168
  Remediation(b)                                         35        32        19
                                                       ----      ----      ----
Total U. S. Steel Group                                $285      $291      $240
-------------------------------------------------------------------------------

(a)  Based on U. S. Department of Commerce survey guidelines.

(b) These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries.

     The U. S. Steel Group's environmental capital expenditures accounted for 17%, 23% and 27% of total capital expenditures in 1995, 1994 and 1993, respectively.

     Compliance expenditures represented 4% of the U. S. Steel Group's total operating costs in 1995 and 1994 and 3% in 1993. Remediation spending during 1993 to 1995 was mainly related to dismantlement and restoration activities at former and present operating locations.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     The U. S. Steel Group continues to seek methods to minimize the generation of hazardous wastes in its operations. The Resource Conservation and Recovery Act ("RCRA") establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Since the EPA has not yet promulgated implementing regulations relating to past disposal or handling operations, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules cannot be appraised until their implementation becomes more accurately defined.

     A significant portion of the U. S. Steel Group's currently identified environmental remediation projects relate to the dismantlement and restoration of former and present operating locations. These projects include continuing remediation at an in situ uranium mining operation, the dismantling of former coke-making facilities and the closure of permitted hazardous and non-hazardous waste landfills.

     USX has been notified that it is a potential responsible party ("PRP") at 28 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of
December 31, 1995. In addition, there are 25 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 41 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 28 to the U. S. Steel Group Financial Statements.

     New or expanded environmental requirements, which could increase the U. S. Steel Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the U. S. Steel Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1996. The U. S. Steel Group's capital expenditures for environmental controls are expected to be approximately $100 million in 1996. These amounts will primarily be spent on projects at Gary Works. Predictions beyond 1996 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $75 million in 1997; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 28 to the U. S. Steel Group Financial Statements. Included among these actions is a jury trial in a civil class action (Cox, et al. v. USX, et al.) related to the Fairfield Agreement Litigation which is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

Northern District of Alabama. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling.

     The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     Average realized steel prices improved $7 per ton in 1995 compared with a $19 per ton improvement in 1994.

     Steel shipments were 11.4 million tons in 1995, compared with 10.6 million tons in 1994 and 10.0 million tons in 1993. U. S. Steel Group shipments comprised approximately 12% of the domestic steel market in 1995. Exports accounted for approximately 13% of U. S. Steel Group shipments in 1995, compared with 4% in both 1994 and 1993.

     Raw steel production was 12.2 million tons in 1995, compared with 11.7 million tons in 1994 and 11.3 million tons in 1993. Raw steel produced was nearly 100% continuous cast in 1995, 1994 and 1993. Raw steel production averaged 97% of capability in 1995 and 1994, compared with 96% of capability in 1993. As a result of improvements in operating efficiency, U. S. Steel has increased its stated annual raw steel production capability by 0.3 million tons to 12.8 million tons for 1996, following an increase of 0.5 million tons in 1995 to 12.5 million tons.

     Oil country tubular goods ("OCTG") accounted for 4.0% of U. S. Steel Group shipments in 1995. On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with the U. S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of OCTG. In June 1995, Commerce issued its final affirmative determinations of the applicable margins of dumping and/or subsidies in the OCTG cases against producers in all seven countries. On July 24, 1995, the ITC rendered determinations that there had been material injury to domestic producers by reason of illegal dumping of imported products. Determinations favorable to domestic producers were rendered with respect to OCTG imports from Argentina, Italy, Japan, Korea and Mexico and with respect to imports of drill pipe from Argentina, Japan and Mexico. USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group. For additional information regarding levels of imported steel, see discussion of Outlook below.

     The U. S. Steel Group maintains physical damage and business interruption insurance applicable to the Gary Works' No. 8 blast furnace explosion, subject to a $50 million deductible for recoverable items. The claims process has commenced; however, an estimate of the amount or timing of potential recoveries cannot be made at this time.

     The U. S. Steel Group has certain profit sharing plans in place that will require payments of approximately $35 million to be made in 1996 based on 1995 results.

     The U. S. Steel Group entered into a five and one-half year contract with the United Steelworkers of America, effective February 1, 1994. The contract provides for the renegotiation of certain compensation issues in 1996, subject to arbitration. Any renegotiated provisions would become effective in 1997 and would continue until the expiration of the contract.

     The U. S. Steel Group depreciates steel assets by modifying straight-line depreciation based on the level of production. Depreciation charges for 1995, 1994, and 1993 were 102%, 102%, and 100%, respectively, of straight-line depreciation based on production levels for each of the years. In 1996, the modification factors used in the depreciation of steel assets will reflect the increase in raw steel production capability discussed above. See Note 2 to the
U. S. Steel Group Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     In January 1996, National-Oilwell, a joint venture between a subsidiary of USX and National Supply Company, Inc., a subsidiary of Armco Inc., was sold. The sale will not have a material impact on the income of the U. S. Steel Group. USX's share of the proceeds totaled $90 million, of which $83 million was received in cash and will be reflected in its entirety in the U. S. Steel Group Financial Statements.

OUTLOOK FOR 1996

     The U. S. Steel Group anticipates that steel demand will remain relatively strong in 1996, although domestic industry shipment levels for 1996 are expected to decline slightly from the 1995 level of approximately 97 million tons. In January 1996, price increases were announced for sheet, plate and tubular products with effective dates ranging from February 4, 1996 to April 1, 1996. However, increasing production capability for flat-rolled products may negatively impact market prices for steel as companies attempt to gain or retain market share.

     Steel imports to the United States accounted for an estimated 21%, 25% and 19% of the domestic steel market in the first eleven months of 1995, and for the years 1994 and 1993, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     U. S. Steel Group shipments in the first quarter of 1996 are expected to be lower than in the fourth quarter of 1995, which is consistent with prior years. Export shipments for the year 1996 are expected to decline significantly from the 1995 level of 1.5 million tons. During the third quarter of 1996, raw steel production will be reduced by a planned blast furnace outage at Fairfield Works.

     In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value based method of accounting for employee stock-based compensation plans but allows companies to continue to apply the provisions of Accounting Principles Board Opinion No. 25, provided certain pro forma disclosures are made. USX intends to adopt SFAS No. 123 by disclosure only in its 1996 financial statements, as permitted by the Standard.

Delhi Group


INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND
MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                       PAGE
                                                       ----
Explanatory Note Regarding Financial Information....... D-2

Management's Report.................................... D-3

Audited Financial Statements:
  Report of Independent Accountants.................... D-3
  Statement of Operations.............................. D-4
  Balance Sheet........................................ D-5
  Statement of Cash Flows.............................. D-6
  Notes to Financial Statements........................ D-7

Selected Quarterly Financial Data...................... D-18

Principal Unconsolidated Affiliate..................... D-18

Five-Year Operating Summary............................ D-19

Management's Discussion and Analysis................... D-20


Delhi Group

EXPLANATORY NOTE REGARDING FINANCIAL INFORMATION

Although the financial statements of the Delhi Group, the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Delhi Group, the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX - Delhi Group Common Stock, USX - Marathon Group Common Stock and USX - U.S. Steel Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Delhi Group financial information.

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


Thomas J. Usher                   Robert M. Hernandez            Lewis B. Jones
Chairman, Board of Directors      Vice Chairman                  Vice President
& Chief Executive Officer         & Chief Financial Officer      & Comptroller


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages
D-4 through D-17 present fairly, in all material respects, the financial position of the Delhi Group at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The Delhi Group is a business unit of USX Corporation (as described in Note 1, page D-7); accordingly, the financial statements of the Delhi Group should be read in connection with the consolidated financial statements of USX Corporation.


Price Waterhouse LLP
600 Grant Street, Pittsburgh, Pennsylvania 15219-2794
February 13, 1996

STATEMENT OF OPERATIONS

(Dollars in millions)                                                       1995         1994         1993
------------------------------------------------------------------------------------------------------------
SALES (Note 1, page D-7)                                                   $654.1       $566.9       $534.8

OPERATING COSTS:
  Cost of sales (excludes items shown below) (Note 5, page D-10)            585.8        498.5        426.7
  Selling, general and administrative expenses                               24.1         28.7         28.6
  Depreciation, depletion and amortization                                   24.8         30.1         36.3
  Taxes other than income taxes                                               7.3          8.0          7.6
  Restructuring charges (credits) (Note 4, page D-10)                        (6.2)        37.4            -
                                                                           ------       ------       ------
      Total operating costs                                                 635.8        602.7        499.2
                                                                           ------       ------       ------

OPERATING INCOME (LOSS)                                                      18.3        (35.8)        35.6
Other income (loss) (Note 5, page D-10)                                       5.9          (.9)         5.2
Interest and other financial costs (Note 5, page D-10)                      (15.7)       (11.8)       (10.5)
                                                                           ------       ------       ------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                      8.5        (48.5)        30.3
Less provision (credit) for estimated income taxes (Note 11, page D-13)       4.5        (17.6)        18.1
                                                                           ------       ------       ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                       4.0        (30.9)        12.2
Extraordinary loss (Note 6, page D-10)                                        (.3)           -            -
                                                                           ------       ------       ------

NET INCOME (LOSS)                                                             3.7        (30.9)        12.2
Dividends on preferred stock                                                  (.2)         (.1)         (.1)
Net loss (income) applicable to Retained Interest (Note 1, page D-7)         (2.4)        10.1         (4.3)
                                                                           ------       ------       ------
NET INCOME (LOSS) APPLICABLE TO OUTSTANDING DELHI STOCK                    $  1.1       $(20.9)      $  7.8
------------------------------------------------------------------------------------------------------------


INCOME PER COMMON SHARE OF DELHI STOCK


(Dollars in millions, except per share data)                                1995         1994         1993
------------------------------------------------------------------------------------------------------------


Income (loss) before extraordinary loss applicable
  to outstanding Delhi Stock                                               $  1.4       $(20.9)      $  7.8
Extraordinary loss                                                            (.3)           -            -
                                                                           ------       ------       ------
Net income (loss) applicable to outstanding Delhi Stock                    $  1.1       $(20.9)      $  7.8
PRIMARY AND FULLY DILUTED PER SHARE:
Income (loss) before extraordinary loss applicable
  to outstanding Delhi Stock                                               $  .15       $(2.22)      $  .86
Extraordinary loss                                                           (.03)           -            -
                                                                           ------       ------       ------
Net income (loss) applicable to outstanding Delhi Stock                    $  .12       $(2.22)      $  .86
Weighted average shares, in thousands
                  - primary and fully diluted                               9,442        9,407        9,067
------------------------------------------------------------------------------------------------------------

See Note 1, page D-7, for basis of presentation and Note 20, page D-16, for a description of net income per common share.

The accompanying notes are an integral part of these financial statements.

BALANCE SHEET

(Dollars in millions)                            December 31                   1995          1994
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  1.9        $   .1
  Receivables less allowance for doubtful accounts
    of $.8 and $.7 (Note 17,  page D-15)                                        93.2          12.5
  Receivable from other groups (Note 16,  page D-14)                              .3            .2
  Inventories (Note 14,  page D-14)                                             10.7           9.9
  Other current assets                                                           3.2           3.1
                                                                              ------        ------
      Total current assets                                                     109.3          25.8

Long-term receivables and other investments (Note 13, page D-14)                 8.3          17.0
Property, plant and equipment - net (Note 15,  page D-14)                      502.3         475.6
Other noncurrent assets                                                          4.4           2.8
                                                                              ------        ------
      Total assets                                                            $624.3        $521.2
---------------------------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Notes payable                                                               $  1.6        $    -
  Accounts payable                                                             137.7          71.8
  Payable to other groups (Note 16,  page D-14)                                   .1           1.4
  Payroll and benefits payable                                                   3.8           4.7
  Accrued taxes                                                                  7.0           7.6
  Accrued interest                                                               4.9           2.4
  Long-term debt due within one year (Note 7, page D-10)                        18.8           1.5
                                                                              ------        ------
      Total current liabilities                                                173.9          89.4

Long-term debt (Note 7, page D-10)                                             182.0         106.0
Long-term deferred income taxes (Note 11, page D-13)                           135.9         135.4
Deferred credits and other liabilities                                          16.5          14.8
Preferred stock of subsidiary (Note 8, page D-11)                                3.8           3.8
                                                                              ------        ------
      Total liabilities                                                        512.1         349.4
                                                                              ------        ------

STOCKHOLDERS' EQUITY (Note 18, page D-15)
Preferred stock                                                                    -           2.5
Common stockholders' equity                                                    112.2         169.3
                                                                              ------        ------
      Total stockholders' equity                                               112.2         171.8
                                                                              ------        ------
      Total liabilities and stockholders' equity                              $624.3        $521.2
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

(Dollars in millions)                                               1995         1994         1993
---------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                                  $  3.7       $(30.9)      $ 12.2
Adjustments to reconcile to net cash provided from
 operating activities:
  Extraordinary loss                                                   .3            -            -
  Depreciation, depletion and amortization                           24.8         30.1         36.3
  Pensions                                                             .7          2.5          1.5
  Deferred income taxes                                               3.1        (20.9)         4.5
  Gain on disposal of assets                                          (.5)         (.8)        (2.9)
  Payment of amortized discount on zero coupon debentures            (4.4)           -            -
  Restructuring charges (credits)                                    (6.2)        37.4            -
  Changes in: Current receivables - sold                            (18.3)        (5.4)         3.5
                                  - operating turnover              (62.5)        16.8        (15.2)
      Inventories                                                     (.8)         (.3)        (1.2)
      Current accounts payable and accrued expenses                  64.8        (11.6)         (.5)
  All other items - net                                              (3.6)         3.4         (3.7)
                                                                   ------       ------       ------
    Net cash provided from operating activities                       1.1         20.3         34.5
                                                                   ------       ------       ------
INVESTING ACTIVITIES:
Capital expenditures                                                (50.0)       (32.1)       (42.6)
Disposal of assets                                                   12.7         11.8          4.2
All other items - net                                                 3.6            -          (.1)
                                                                   ------       ------       ------
    Net cash used in investing activities                           (33.7)       (20.3)       (38.5)
                                                                   ------       ------       ------
FINANCING ACTIVITIES (Note 3, page D-9):
Change in Delhi Group's share of USX consolidated debt               97.6         (4.5)        10.6
Elimination of Marathon Group Retained Interest                     (58.2)           -            -
Preferred stock redeemed                                             (2.5)           -            -
Attributed preferred stock of subsidiary                                -          3.7            -
Dividends paid                                                       (2.0)        (1.9)        (1.9)
Payment attributed to Retained Interest                               (.5)        (1.0)        (1.0)
                                                                   ------       ------       ------
    Net cash provided from (used in) financing activities            34.4         (3.7)         7.7
                                                                   ------       ------       ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1.8         (3.7)         3.7

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         .1          3.8           .1
                                                                   ------       ------       ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  1.9       $   .1       $  3.8
---------------------------------------------------------------------------------------------------

See Note 9, page D-11, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

USX Corporation (USX) has three classes of common stock: USX - Delhi
Group Common Stock (Delhi Stock), USX - Marathon Group Common Stock (Marathon Stock) and USX - U. S. Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Delhi Group, the Marathon Group and the U. S. Steel Group, respectively.

     The financial statements of the Delhi Group include the financial position, results of operations and cash flows for the businesses of the Delhi Gas Pipeline Corporation and certain other subsidiaries of USX. The
Delhi Group is engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The Delhi Group financial statements are prepared using the amounts included in the USX consolidated financial statements.

     The USX Board of Directors, prior to June 15, 1995, had designated 14,003,205 shares of Delhi Stock as the total number of shares of Delhi Stock which it deemed to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group. The Delhi Fraction was the percentage interest in the Delhi Group represented by the shares of Delhi Stock that were outstanding at any particular time and, based on 9,438,391 outstanding shares at June 14, 1995, was approximately 67%. The Marathon Group financial statements reflected a Retained Interest in the earnings and equity of the Delhi Group of approximately 33% through June 14, 1995. The Retained Interest was subject to reduction as shares of Delhi Stock attributed to the Retained Interest were sold. (See Note 3, page D-9, for a description of common stock transactions.)

     USX eliminated the Marathon Group Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of Delhi Stock) on June 15, 1995. This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Delhi and Marathon Groups. The reallocation was made at a price of $12.75 per equivalent share of Delhi Stock, or an aggregate of $58.2 million. Assuming the elimination had occurred as of January 1, 1995, Delhi Group net income per share for the year 1995 would have been $.23 per share, compared to reported results of $.12 per share. The above unaudited supplemental per share data are not necessarily indicative of future results, which will be dependent upon future operating results relative to the cost of the incremental debt.

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

     During 1994 and 1993, sales to one customer who accounted for 10 percent or more of the Delhi Group's total revenues, were $71.7 million and $76.4 million, respectively. In addition, sales to several customers having a common parent aggregated $54.7 million and $66.3 million during 1994 and 1993, respectively.

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

     Investments in marketable equity securities, if any, are carried at lower of cost or market.

USE OF ESTIMATES - Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

INVENTORIES - Inventories are carried at lower of average cost or market.

DERIVATIVE INSTRUMENTS - The Delhi Group engages in commodity risk management activities within the normal course of its business (Note 22, page D-16). Management is authorized to manage exposure to price fluctuations related to the purchase or sale of natural gas through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. Changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. OTC swaps are off-balance-sheet instruments. The effect of changes in the market indices related to OTC swaps are recorded upon settlement and recognized in income with the underlying transaction. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis. Premiums on all commodity-based option contracts are initially based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate.

     Forward currency contracts are used to manage currency risks related to USX attributed debt denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the underlying transaction; all other gains or losses are recognized in income in the current period as interest income or expense, as appropriate. Net contract values are included in receivables or payables, as appropriate.

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

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1995 classifications.

-------------------------------------------------------------------------------
3. CORPORATE ACTIVITIES

FINANCIAL ACTIVITIES - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Delhi Group, the Marathon Group and the U. S. Steel Group, based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 8, page D-11 for the Delhi Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collateralized financings, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

CORPORATE GENERAL & ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the Delhi Group, the Marathon Group and the U. S. Steel Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Delhi Group were $2.0 million, $1.7 million and $1.4 million in 1995, 1994 and 1993, respectively, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

COMMON STOCK TRANSACTIONS - The proceeds from issuances of Delhi Stock representing shares attributable to the Retained Interest, prior to June 15, 1995, were reflected in the financial statements of the Marathon Group (Note 1, page D-7). All proceeds from issuances of additional shares of Delhi Stock not deemed to represent the Retained Interest will be reflected in their entirety in the financial statements of the Delhi Group. When a dividend or other distribution, prior to June 15, 1995, was paid or distributed in respect to the outstanding Delhi Stock, or any amount paid to repurchase shares of Delhi Stock generally, the Marathon Group financial statements were credited, and the Delhi Group financial statements were charged, with the aggregate transaction amount times the quotient of the Retained Interest divided by the Delhi Fraction.

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

     For tax provision and settlement purposes, tax benefits resulting from attributes (principally net operating losses and various tax credits), which cannot be utilized by one of the three groups on a separate return basis but which can be utilized on a consolidated basis in that year or in a carryback year, are allocated to the group that generated the attributes. To the extent that one of the three groups is allocated a consolidated tax attribute which, as a result of expiration or otherwise, is not ultimately utilized on the consolidated tax return, the prior years' allocation of such attribute is adjusted such that the effect of the expiration is borne by the group that generated the attribute. Also, if a tax attribute cannot be utilized on a consolidated basis in the year generated or in a carryback year, the prior years' allocation of such consolidated tax effects is adjusted in a subsequent year to the extent necessary to allocate the tax benefits to the group that would have realized the tax benefits on a separate return basis. As a result, allocated group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the groups had filed separate returns.

-------------------------------------------------------------------------------
4. RESTRUCTURING CHARGES (CREDITS)

In 1994, the planned disposition of certain nonstrategic gas gathering and processing assets and other investments resulted in a $37.4 million charge to operating income and a $2.5 million charge to other income for the write-down of assets to their estimated net realizable value. Disposition of these assets was completed in 1995 at higher than anticipated sales proceeds, resulting in a $6.2 million credit to operating income and a $5.0 million credit to other income.
-------------------------------------------------------------------------------
5. OTHER ITEMS

(In millions)                                                      1995         1994         1993
---------------------------------------------------------------------------------------------------
COST OF SALES INCLUDED:
  Gas purchases                                                   $561.7       $469.1       $398.7
  Operating expenses                                                24.1         29.4         28.0
                                                                  ------       ------       ------
    Total                                                         $585.8       $498.5       $426.7
---------------------------------------------------------------------------------------------------
OTHER INCOME (LOSS):
  Gain on disposal of assets                                      $   .5       $   .8       $  2.9(a)
  Income from affiliates - equity method                              .4           .7          1.0
  Restructuring (charge) credit (Note 4, page D-10)                  5.0         (2.5)           -
  Other                                                                -           .1          1.3
                                                                  ------       ------       ------
    Total                                                         $  5.9       $  (.9)      $  5.2
---------------------------------------------------------------------------------------------------
INTEREST AND OTHER FINANCIAL COSTS(b):
  Interest incurred                                               $(10.8)      $ (7.2)      $ (7.0)
  Financial cost of preferred stock of subsidiary                    (.6)         (.3)           -
  Expenses on sales of accounts receivable (Note 17, page D-15)     (3.7)        (3.3)        (2.5)
  Amortization of discounts                                          (.2)         (.8)         (.7)
  Other                                                              (.4)         (.2)         (.3)
                                                                  ------       ------       ------
    Total                                                         $(15.7)      $(11.8)      $(10.5)
---------------------------------------------------------------------------------------------------

(a) Gain includes the sale of Red River Pipeline partnership.
(b) See Note 3, page D-9, for discussion of USX interest and other financial costs attributable to the Delhi Group.

-------------------------------------------------------------------------------
6. EXTRAORDINARY LOSS

In 1995, USX extinguished $553 million of debt prior to maturity, resulting in an extraordinary loss to the Delhi Group of $.3 million, net of a $.1 million income tax benefit.
-------------------------------------------------------------------------------
7. LONG-TERM DEBT

     The Delhi Group's portion of USX's consolidated long-term debt is as follows:

                                                               Delhi Group            Consolidated  USX(a)
                                                            ----------------          --------------------
(In millions)                         December 31            1995        1994           1995        1994
----------------------------------------------------------------------------------------------------------
Debt attributed to all three groups(b)                      $202.7      $108.9         $4,810      $5,489
  Less unamortized discount                                    1.9         1.4             47          69
  Less amount due within one year                             18.8         1.5            460          74
                                                            ------      ------         ------      ------
    Total long-term debt attributed to all three groups     $182.0      $106.0         $4,303      $5,346
----------------------------------------------------------------------------------------------------------

(a) See Note 15, page U-20 to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.

(b) Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page D-9; 8, page D-11; and 9, page D-11).

-------------------------------------------------------------------------------
8. FINANCIAL ACTIVITIES ATTRIBUTED TO ALL THREE GROUPS

The following is Delhi Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in
Note 3, page D-9.

                                                                  Delhi Group             Consolidated USX(a)
                                                               -----------------          -------------------
(In millions)                       December 31                 1995       1994             1995       1994
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                      $  1.9     $   .1           $   47     $    4
Receivables(b)                                                    3.0         .2               73         11
Long-term receivables(b)                                          1.2        1.4               29         70
Other noncurrent assets(b)                                         .3         .2                8         11
                                                               ------     ------           ------     ------
  Total assets                                                 $  6.4     $  1.9           $  157     $   96
-------------------------------------------------------------------------------------------------------------
Notes payable                                                  $  1.6     $    -           $   40     $    -
Accounts payable                                                  1.9         .1               46          3
Accrued interest                                                  4.9        2.4              119        123
Long-term debt due within one year (Note 7, page D-10)           18.7        1.5              460         74
Long-term debt (Note 7, page D-10)                              182.1      106.0            4,303      5,346
Deferred credits and other liabilities(b)                           -         .1                -          3
Preferred stock of subsidiary                                     3.8        3.8              250        250
                                                               ------     ------           ------     ------
  Total liabilities                                            $213.0     $113.9           $5,218     $5,799
-------------------------------------------------------------------------------------------------------------
Preferred stock                                                $    -     $  2.5           $    -     $  105
-------------------------------------------------------------------------------------------------------------


                                             Delhi Group(c)                 Consolidated USX
                                        ---------------------------    --------------------------
(In millions)                            1995       1994      1993      1995      1994      1993
-------------------------------------------------------------------------------------------------
Net interest and other
 financial costs (Note 5, page D-10)    $(11.6)    $(8.3)    $(7.7)    $(439)    $(471)    $(471)
------------------------------------------------------------------------------------------------

(a) For details of USX long-term debt, preferred stock of subsidiary and preferred stock, see Notes 15, page U-20; 26, page U-25; and 20, page U-22, respectively, to the USX consolidated financial statements.

(b) Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.

(c) The Delhi Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

-------------------------------------------------------------------------------
9. SUPPLEMENTAL CASH FLOW INFORMATION

(In millions)                                                            1995       1994       1993
-----------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES INCLUDED:
  Interest and other financial costs paid                               $(17.2)    $(11.2)    $ (9.2)
  Income taxes paid, including settlements with other groups              (3.0)       (.5)     (22.7)
----------------------------------------------------------------------------------------------------
USX DEBT ATTRIBUTED TO ALL THREE GROUPS - NET:
  Commercial paper:
    Issued                                                              $2,434     $1,515     $2,229
    Repayments                                                          (2,651)    (1,166)    (2,598)
  Credit agreements:
    Borrowings                                                           4,719      4,545      1,782
    Repayments                                                          (4,659)    (5,045)    (2,282)
  Other credit arrangements - net                                           40          -        (45)
  Other debt:
    Borrowings                                                              52        509        791
    Repayments                                                            (440)      (791)      (318)
                                                                        ------     ------     ------
      Total                                                             $ (505)    $ (433)    $ (441)
                                                                        ======     ======     ======
  Delhi Group activity                                                  $   98     $   (5)    $   11
  Marathon Group activity                                                 (204)      (371)       261
  U. S. Steel Group activity                                              (399)       (57)      (713)
                                                                        ------     ------     ------
      Total                                                             $ (505)    $ (433)    $ (441)
-----------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
10. PENSIONS

The Delhi Group has a noncontributory defined benefit plan covering all employees over 21 years of age who have one or more years of continuous service. Benefits are based primarily on years of service and compensation during the later years of employment. The funding policy for the plan provides that payments to the pension trust shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved.

PENSION COST (credit) - The defined benefit cost for 1995, 1994 and 1993 was determined assuming an expected long-term rate of return on plan assets of 9.5%, 9% and 10%, respectively.

(In millions)                                         1995      1994      1993
-------------------------------------------------------------------------------
Cost of benefits earned during the period             $ 1.6     $ 1.9     $ 1.7
Interest cost on projected benefit obligation
 (8% for 1995; 6.5% for 1994; and 7% for 1993)          2.8       2.8       2.6
Return on assets - actual loss (return)                (7.5)       .2      (2.0)
                 - deferred gain (loss)                 4.8      (2.9)      (.9)
Net amortization of unrecognized losses                   -        .2        .1
                                                      -----     -----     -----
    Total periodic pension cost                         1.7       2.2       1.5
Curtailment loss(a)                                       -        .2         -
                                                      -----     -----     -----
    Total pension cost                                $ 1.7     $ 2.4     $ 1.5
-------------------------------------------------------------------------------

(a) The curtailment loss in 1994 resulted from a work force reduction program.

FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations was 7% at December 31, 1995, and 8% at December 31, 1994. The assumed rate of future increases in compensation levels was 4.5% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in the Delhi Group's balance sheet:

(In millions)                   December 31                  1995        1994
-------------------------------------------------------------------------------
Reconciliation of funds' status to reported amounts:
Projected benefit obligation (PBO)(b)                       $(43.7)     $(35.8)
Plan assets at fair market value(c)                           30.5        27.3
                                                            ------      ------
    Assets less than PBO                                     (13.2)       (8.5)
  Unrecognized net gain from transition                       (2.7)       (2.9)
  Unrecognized prior service cost                              2.9         3.2
  Unrecognized net loss                                        5.5         1.9
  Additional minimum liability                                 (.1)        (.1)
                                                            ------      ------
    Net pension liability included in balance sheet         $ (7.6)     $ (6.4)
-------------------------------------------------------------------------------
(b) PBO includes:
      Accumulated benefit obligation                        $ 33.6      $ 27.8
      Vested benefit obligation                               32.7        27.0
(c) Types of assets held:
      Stocks of other corporations                              69%         65%
      U.S. Government securities                                17%         20%
      Corporate debt instruments and other                      14%         15%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
11. INCOME TAXES

Income tax provisions and related assets and liabilities attributed to the Delhi Group are determined in accordance with the USX group tax allocation policy (Note 3, page D-9).

     Provisions (credits) for estimated income taxes were:

                                1995                             1994                                1993
                  ---------------------------     -------------------------------      -----------------------------
(In millions)      CURRENT  DEFERRED   TOTAL       Current    Deferred     Total        Current   Deferred    Total
--------------------------------------------------------------------------------------------------------------------
Federal             $ .3      $3.3      $3.6         $2.7      $(17.3)     $(14.6)        $11.8      $4.8      $16.6
State and local      1.1       (.2)       .9           .6        (3.6)       (3.0)          1.8       (.3)       1.5
                    ----      ----      ----         ----      ------      ------         -----      ----      -----
Total               $1.4      $3.1      $4.5         $3.3      $(20.9)     $(17.6)        $13.6      $4.5      $18.1
--------------------------------------------------------------------------------------------------------------------

     In 1995, the extraordinary loss on extinguishment of debt includes a tax benefit of $.1 million (Note 6, page D-10).
     A reconciliation of federal statutory tax rate (35%) to total provisions (credits) follows:

(In millions)                                                              1995        1994        1993
---------------------------------------------------------------------------------------------------------
Statutory rate applied to income (loss) before taxes                       $3.0       $(17.0)      $10.6
Dispositions of subsidiary investments                                      1.6            -         2.3
State and local income taxes after federal income tax effect                 .6         (2.0)        1.0
Officers' life insurance                                                    (.3)         (.2)        (.2)
Remeasurement of deferred income taxes for statutory rate increase            -            -         4.1
Adjustment of prior years' federal income taxes                             (.5)         1.2           -
Other                                                                        .1           .4          .3
                                                                           ----       ------       -----
    Total provisions (credits)                                             $4.5       $(17.6)      $18.1
---------------------------------------------------------------------------------------------------------

     Deferred tax assets and liabilities were:

(In millions)                                   December 31                         1995      1994
----------------------------------------------------------------------------------------------------
Deferred tax assets                                                                 $12.5     $10.1
Deferred tax liabilities (primarily relate to property, plant and equipment)        148.3     146.0
                                                                                   ------    ------
    Net deferred tax liabilities                                                   $135.8    $135.9
----------------------------------------------------------------------------------------------------

     The consolidated tax returns of USX for the years 1988 through 1991 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

-------------------------------------------------------------------------------
12. LEASES

Future minimum commitments for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                   Operating
(In millions)                                        Leases
------------------------------------------------------------
1996                                                 $ 3.5
1997                                                   2.5
1998                                                   2.0
1999                                                   1.8
2000                                                   1.6
Later years                                            3.1
                                                     -----
    Total minimum lease payments                     $14.5
------------------------------------------------------------

     Operating lease rental expense:

(In millions)                       1995     1994     1993
-----------------------------------------------------------
Minimum rental                      $4.6     $5.0     $5.4
Contingent rental                    1.2      1.1      1.7
                                    ----     ----     ----
    Rental expense                  $5.8     $6.1     $7.1
-----------------------------------------------------------

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

-------------------------------------------------------------------------------
13. LONG-TERM RECEIVABLES AND OTHER INVESTMENTS

(In millions)           December 31       1995       1994
-----------------------------------------------------------
Receivables due after one year            $4.8       $ 4.5
Forward currency contracts                 1.2         1.4
Equity method investments(a)               2.2        11.0
Other                                       .1          .1
                                          ----       -----
    Total                                 $8.3       $17.0
-----------------------------------------------------------

(a) The 25% interest in Ozark Gas Transmission System (Ozark) was written down in mid-1994 in connection with the planned disposition of assets
    (Note 4, page D-10), and recording of equity income was suspended. The sale of Ozark was completed in the second quarter of 1995.

     Summarized financial information of affiliates accounted for by the equity method of accounting follows:

(In millions)                           1995     1994      1993
-----------------------------------------------------------------
Income data - year:
  Sales                                 $8.2     $20.4     $20.8
  Operating income                       2.8       6.3       6.3
  Net income                             2.1       3.6       2.5
-----------------------------------------------------------------
Balance sheet data - December 31:
  Current assets                        $ .5     $16.0
  Noncurrent assets                      3.9      55.0
  Current liabilities                      -      18.5
-----------------------------------------------------------------

     Partnership distributions received from equity affiliates were $3.6 million in 1995, $.4 million in 1994 and $1.3 million in 1993.

-------------------------------------------------------------------------------
14. INVENTORIES

(In millions)                December 31        1995      1994
-------------------------------------------------------------------------------
Natural gas in storage                          $ 9.4     $8.2
Natural gas liquids (NGLs) in storage              .2       .4
Materials and supplies                            1.1      1.3
                                                -----     ----
    Total                                       $10.7     $9.9
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
15. PROPERTY, PLANT AND EQUIPMENT

(In millions)                            December 31           1995       1994
-------------------------------------------------------------------------------
Gas gathering systems                                         $799.4     $796.1
Gas processing plants                                          119.0      120.5
Other                                                           17.8       18.5
                                                              ------     ------
    Total                                                      936.2      935.1
Less accumulated depreciation, depletion and amortization      433.9      459.5
                                                              ------     ------
    Net                                                       $502.3     $475.6
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
16. INTERGROUP TRANSACTIONS

SALES AND PURCHASES - Delhi Group sales to the Marathon Group totaled $4.7 million, $4.1 million and $4.3 million in 1995, 1994 and 1993, respectively. Delhi Group purchases from the Marathon Group totaled $37.0 million, $41.6 million and $30.3 million in 1995, 1994 and 1993, respectively. These transactions were conducted on an arm's-length basis.

RECEIVABLE FROM/PAYABLE TO OTHER GROUPS - These amounts represent receivables or payables for income taxes determined in accordance with the tax allocation policy described in Note 3, page D-9. Tax settlements between the groups are generally made in the year succeeding that in which such amounts are accrued.

-------------------------------------------------------------------------------
17. SALES OF RECEIVABLES

The Delhi Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. At December 31, 1995, the amount sold under the program that had not been collected was $50.0 million, which will be forwarded to the buyers at the end of the agreement in 1996, or in the event of earlier contract termination. If the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amount sold under the current and prior programs averaged $56.5 million, $72.5 million and $69.1 million for the years 1995, 1994 and 1993, respectively. To facilitate collection, the buyers have rights to a pool of receivables that must be maintained at a level of at least 110% of the program size. A substantial portion of the Delhi Group's sales are to local distribution companies and electric utilities. This could impact the Delhi Group's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. The Delhi Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts.

-------------------------------------------------------------------------------
18. STOCKHOLDERS' EQUITY

(In millions, except per share data)                                           1995        1994        1993
-------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
  Balance at beginning of year                                                $  2.5      $  2.5      $  2.5
  Redeemed                                                                      (2.5)          -           -
                                                                              ------      ------      ------
  Balance at end of year                                                      $    -      $  2.5      $  2.5
-------------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY (Note 3, page D-9):
  Balance at beginning of year                                                $169.3      $203.0      $193.6
  Net income (loss)                                                              3.7       (30.9)       12.2
  Elimination of Marathon Group Retained Interest (Note 1, page D-7)           (58.2)          -           -
  Dividends on Delhi Stock (per share $.20)                                     (1.8)       (1.8)       (1.8)
  Dividends on preferred stock                                                   (.2)        (.1)        (.1)
  Payment attributed to Retained Interest (Note 3, page D-9)                     (.5)       (1.0)       (1.0)
  Deferred compensation adjustments                                              (.1)         .1          .1
                                                                              ------      ------      ------
  Balance at end of year                                                      $112.2      $169.3      $203.0
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    $112.2      $171.8      $205.5
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
19. DIVIDENDS

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

     Dividends on the Delhi Stock are further limited to the Available Delhi Dividend Amount. At December 31, 1995, the Available Delhi Dividend Amount was at least $102.7 million. The Available Delhi Dividend Amount will be increased or decreased, as appropriate, to reflect Delhi Net Income, dividends, repurchases or issuances with respect to the Delhi Stock and preferred stock attributed to the Delhi Group and certain other items.

-------------------------------------------------------------------------------
20. NET INCOME PER COMMON SHARE

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

     Primary net income (loss) per share is calculated by adjusting net income (loss) for dividend requirements of preferred stock and income
(loss) that was applicable to the Retained Interest and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income (loss) per share assumes exercise of stock options, provided in each case, the effect is not antidilutive.

-------------------------------------------------------------------------------
21. STOCK PLANS AND STOCKHOLDER RIGHTS PLAN

USX Stock Plans and Stockholder Rights Plan are discussed in Note 21, page U-23, and Note 25, page U-25, respectively, to the USX consolidated financial statements.

-------------------------------------------------------------------------------
22. DERIVATIVE INSTRUMENTS

The Delhi Group uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase and sale of natural gas. The derivative instruments used, as a part of its overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.

     USX has used forward currency contracts to hedge foreign denominated debt, a portion of which has been attributed to the Delhi Group.

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

     The following table sets forth quantitative information by class of derivative instrument:

                                                 FAIR           CARRYING        RECORDED
                                                VALUE            AMOUNT         DEFERRED         AGGREGATE
                                                ASSETS           ASSETS          GAIN OR          CONTRACT
(In millions)                             (LIABILITIES)(A)   (LIABILITIES)        (LOSS)          VALUES(B)
-----------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995:
  Exchange-traded commodity futures             $  -             $  -             $(2.2)            $ 4.1
  OTC commodity swaps(c)                         (.3)               -                 -               9.1
                                                ----             ----             -----             -----
    Total commodities                           $(.3)            $  -             $(2.2)            $13.2
                                                ====             ====             =====             =====
  Forward currency contracts(d):
      - receivable                              $4.2             $4.1             $   -             $ 6.5
      - payable                                    -                -                 -               1.0
                                                ----             ----             -----             -----
    Total currencies                            $4.2             $4.1             $   -             $ 7.5
-----------------------------------------------------------------------------------------------------------
December 31, 1994:
  Exchange-traded commodity futures             $  -             $  -             $  .2             $ 1.7
  Exchange-traded commodity options                -                -               (.1)              4.8
                                                ----             ----             -----             -----
    Total commodities                           $  -             $  -             $  .1             $ 6.5
                                                ====             ====             =====             =====
  Forward currency contracts:
      - receivable                              $1.7             $1.6             $   -             $ 4.2
      - payable                                  (.1)             (.1)              (.1)               .7
                                                ----             ----             -----             -----
    Total currencies                            $1.6             $1.5             $ (.1)            $ 4.9
-----------------------------------------------------------------------------------------------------------

 (a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the foreign exchange contract. The exchange-traded instruments do not have a corresponding fair value since changes in the market prices of futures or option contracts are settled on a daily basis.

(b) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.

(c) The OTC swap arrangements vary in duration with certain contracts extending up to one year.

(d)  The forward currency contracts mature in 1996-1998.

-------------------------------------------------------------------------------
23. FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                                                1995                      1994
                                                                        -------------------         ------------------
                                                                         FAIR      CARRYING         Fair      Carrying
(In millions)                                 December 31               VALUE        AMOUNT        Value        Amount
----------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
   Cash and cash equivalents                                           $  1.9        $  1.9       $   .1        $   .1
   Receivables                                                           90.2          90.2         12.3          12.3
                                                                       ------        ------       ------        ------
      Total financial assets                                           $ 92.1        $ 92.1       $ 12.4        $ 12.4
                                                                       ======        ======       ======        ======
FINANCIAL LIABILITIES:
   Notes payable                                                       $  1.6        $  1.6       $    -        $    -
   Accounts payable                                                     137.6         137.6         71.8          71.8
   Accrued interest                                                       4.9           4.9          2.4           2.4
   Long-term debt (including amounts due within one year)               213.3         200.8        105.7         107.5
                                                                       ------        ------       ------        ------
      Total financial liabilities                                      $357.4        $344.9       $179.9        $181.7
----------------------------------------------------------------------------------------------------------------------

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

      In addition to certain derivative financial instruments disclosed in
Note 22, page D-16, the Delhi Group's unrecognized financial instruments consist of accounts receivables sold subject to limited recourse. It is not practicable to estimate the fair value of this form of financial instrument obligation because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see
Note 17, page D-15.

-------------------------------------------------------------------------------
24. CONTINGENCIES

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

      For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1995 and 1994, such capital expenditures totaled
$5.5 million and $4.6 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

COMMITMENTS -

      At December 31, 1995, contract commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $9.3 million.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             1995                                       1994
                                        -------------------------------------------     -------------------------------------------
(In millions, except per share data)    4TH QTR.    3RD QTR.    2ND QTR.    1ST QTR.    4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.
------------------------------------------------------------------------------------------------------------------------------------
Sales                                   $228.8      $149.0      $139.4      $136.9      $142.6      $133.7      $136.2      $154.4
Operating income (loss)                    6.3        (2.0)        4.9         9.1         5.9         1.8       (46.0)        2.5
   Operating costs include:
       Restructuring charges
           (credits)                         -           -        (6.2)          -           -           -        37.4           -
Income (loss) before
   extraordinary loss                      1.6        (4.1)        2.3         4.2         1.3        (1.0)      (31.6)         .4
Net income (loss)                          1.5        (4.3)        2.3         4.2         1.3        (1.0)      (31.6)         .4
-----------------------------------------------------------------------------------------------------------------------------------
DELHI STOCK DATA:
----------------
Income (loss) before
   extraordinary loss
   applicable to Delhi Stock            $  1.6      $ (4.2)     $  1.2      $  2.8      $   .9      $  (.7)    $ (21.4)     $   .3
   - Per share:  primary and
                 fully diluted             .17        (.44)        .12         .30         .09        (.07)      (2.27)        .03
Dividends paid per share                   .05         .05         .05         .05         .05         .05         .05         .05
Price range of Delhi Stock(a):
   - Low                                 8-5/8       9-3/4       9-1/4      8            9-5/8       12-1/4     12-7/8      13-1/2
   - High                               10-5/8      11-7/8      13-1/8      10-1/8      13-3/4       15         15-7/8      17-7/8
----------------------------------------------------------------------------------------------------------------------------------

(a)   Composite tape.



PRINCIPAL UNCONSOLIDATED AFFILIATE (UNAUDITED)

          Company                          Country        % Ownership(a)          Activity
----------------------------------------------------------------------------------------------------
Laredo-Nueces Pipeline Company          United States          50%          Natural Gas Transmission
----------------------------------------------------------------------------------------------------

(a)   Economic interest as of December 31, 1995.


FIVE-YEAR OPERATING SUMMARY

                                                                      1995        1994        1993        1992        1991
--------------------------------------------------------------------------------------------------------------------------
SALES VOLUMES
   Natural gas throughput (billions of cubic feet)
      Natural gas sales                                              206.9       227.9       203.2      200.0        195.9
      Transportation                                                 109.7        99.1       117.6      103.4         81.0
                                                                  --------------------------------------------------------
          Total systems throughput                                   316.6       327.0       320.8      303.4        276.9
      Trading sales                                                  154.7        34.6           -          -            -
      Partnerships - equity share(a)(b)                                1.9         7.1         6.5       10.2         14.5
                                                                   -------------------------------------------------------
          Total sales volumes                                        473.2       368.7       327.3      313.6        291.4
                                                                   -------------------------------------------------------
   Natural gas throughput (millions of cubic feet per day)
      Natural gas sales                                              567.0       624.5       556.7      546.4        536.7
      Transportation                                                 300.5       271.4       322.1      282.6        221.9
                                                                   -------------------------------------------------------
          Total systems throughput                                   867.5       895.9       878.8      829.0        758.6
      Trading sales                                                  423.9        94.7           -          -            -
      Partnerships - equity share(a)(b)                                5.2        19.6        17.9       27.8         39.7
                                                                   -------------------------------------------------------
          Total sales volumes                                      1,296.6     1,010.2       896.7      856.8        798.3
   NGLs sales
      Millions of gallons                                            289.2       275.8       282.0      261.4        214.7
      Thousands of gallons per day                                   792.5       755.7       772.5      714.2        588.2
--------------------------------------------------------------------------------------------------------------------------
GROSS UNIT MARGIN ($/mcf)                                            $0.20       $0.26       $0.42      $0.44        $0.47
--------------------------------------------------------------------------------------------------------------------------
PIPELINE MILEAGE (INCLUDING PARTNERSHIPS)
   Arkansas(a)                                                           -         349         362        377          377
   Colorado(c)                                                           -           -           -         91           91
   Kansas(d)                                                             -           -         164        164          164
   Louisiana(d)                                                          -           -         141        141          142
   Oklahoma(a)(d)                                                    2,820       2,990       2,908      2,795        2,819
   Texas(b)(d)                                                       4,110       4,060       4,544      4,811        4,764
                                                                   -------------------------------------------------------
          Total                                                      6,930       7,399       8,119      8,379        8,357
--------------------------------------------------------------------------------------------------------------------------
PLANTS - OPERATING AT YEAR-END
   Gas processing                                                       15          15          15         14           14
   Sulfur                                                                6           6           3          3            3
--------------------------------------------------------------------------------------------------------------------------
DEDICATED GAS RESERVES - YEAR-END (billions of cubic feet)
   Beginning of year                                                 1,650       1,663       1,652      1,643        1,680
   Additions                                                           455         431         382        273          255
   Production                                                         (317)       (334)       (328)      (307)        (275)
   Revisions/Asset Sales                                               (45)       (110)        (43)        43          (17)
                                                                   -------------------------------------------------------
          Total                                                      1,743       1,650       1,663      1,652        1,643
--------------------------------------------------------------------------------------------------------------------------

(a)  In 1995, the Delhi Group sold its 25% interest in Ozark Gas Transmission System.

(b)  In 1993, the Delhi Group sold its 25% interest in Red River Pipeline.

(c)  In 1993, the Delhi Group sold its pipeline systems located in Colorado.

(d) In 1994, the Delhi Group sold certain pipeline systems associated with the planned disposition of nonstrategic assets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

     SALES for each of the past three years are summarized in the following table:

(Dollars in millions)                              1995       1994       1993
------------------------------------------------------------------------------
Gas Sales and Trading                             $572.0     $490.9     $447.9
Transportation                                      11.7       11.7       14.2
Gas Processing                                      70.4       64.1       72.6
Other                                                  -         .2         .1
                                                  ------     ------     ------
  Total Sales                                     $654.1     $566.9     $534.8
------------------------------------------------------------------------------

     The increase in 1995 sales from 1994 primarily reflected increased trading sales volumes, partly offset by lower average prices for natural gas. The increase in 1994 from 1993 was mainly due to increased volumes from the trading business and from short-term interruptible ("spot") market sales, partially offset by decreased revenues from Southwestern Electric Power Company ("SWEPCO") and other customers, and lower average prices for natural gas and natural gas liquids ("NGLs").

     OPERATING INCOME of $18.3 million was recorded in 1995, compared with an operating loss of $35.8 million in 1994 and operating income of $35.6 million in 1993. Operating income in 1995 included a $6.2 million favorable adjustment related to the completion of the nonstrategic asset disposition plan which was initiated in mid-1994 and resulted in higher than anticipated sales proceeds. The operating loss in 1994 included charges of $37.4 million for the asset disposition plan, expenses of $1.7 million related to a work force reduction program, other employment-related costs of $2.0 million and a $1.6 million favorable effect of the settlement of litigation related to a prior-year take-or-pay claim. Excluding the effects of these items, operating results increased by $8.4 million from 1994, mainly due to reduced operating costs, excluding gas purchase costs, and improved gas processing operations, partly offset by a lower gas sales and trading margin. The reduction in operating expenses primarily reflected the effects of the 1994 asset disposition plan and work force reduction program.

     Operating income in 1993 included favorable effects of $1.8 million for the reversal of a prior-period accrual related to a natural gas contract settlement, $0.8 million related to gas imbalance settlements and a net $0.6 million for a refund of prior years' sales taxes. Excluding the effects of these and previously mentioned items, 1994 operating income was down $28.7 million from 1993, particularly due to a decline in gas sales premiums from SWEPCO, as well as lower margins from

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

other customers, partially offset by higher natural gas throughput volumes, and lower depreciation expense due to the previously mentioned asset disposition plan. See Management's Discussion and Analysis of Operations below for further discussion of operating income.

     OTHER INCOME of $5.9 million in 1995 included a $5.0 million favorable adjustment on the sale of the Delhi Group's 25% partnership interest in Ozark Gas Transmission System ("Ozark") which was included in the 1994 asset disposition plan. Other loss of $0.9 million in 1994 included a $2.5 million restructuring charge relating to Ozark, partially offset by a $0.8 million pretax gain on disposal of assets. Other income of $5.2 million in 1993 included a pretax gain of $2.9 million on disposal of assets, mainly related to the sale of the Delhi Group's interest in a natural gas transmission partnership, and a $0.9 million favorable pretax effect recognizing the expiration of certain obligations related to an asset acquisition.

     INTEREST AND OTHER FINANCIAL COSTS increased by $3.9 million in 1995 and $1.3 million in 1994. The increase in 1995 was mainly due to increased debt levels, primarily reflecting the incremental debt associated with the second quarter 1995 elimination of the Marathon Group's Retained Interest, as discussed below. The increase in 1994 mainly reflected higher expenses associated with the sale of certain of the Delhi Group's accounts receivable.

     THE PROVISION FOR ESTIMATED INCOME TAXES was $4.5 million in 1995, compared with a credit of $17.6 million in 1994 and a provision of $18.1 million in 1993. The 1995 income tax provision included an unfavorable effect associated with the sale of the Delhi Group's partnership interest in Ozark, and the 1993 provision included an unfavorable effect associated with the sale of an interest in another natural gas transmission partnership.

     An EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT of $0.3 million, or $.03 per share, was recorded in 1995, representing the portion of the loss on early extinguishment of USX debt attributed to the Delhi Group. For additional details, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     The Delhi Group had NET INCOME of $3.7 million in 1995, compared with a net loss of $30.9 million in 1994 and net income of $12.2 million in 1993. The changes in net results primarily reflect the factors discussed above. On a per-share basis, results for 1995 were also affected by the elimination of the Marathon Group's Retained Interest, as discussed in the following paragraph.

     On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX - Delhi Group Common Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The transfer was made at a price of $12.75 per equivalent share, or an aggregate of $58.2 million. The Audit Committee of the USX Board of Directors approved the transaction with the advice of two nationally recognized investment banking firms who negotiated the per-share price and rendered opinions to the Audit Committee that such price was fair from a financial point of view to the respective groups and shareholders. As a result of the elimination, the Delhi Group's debt was increased by $58.2 million, and its equity was decreased by the same amount. For further discussion, see Management's Discussion and Analysis of Cash Flows below and Note 1 to the Delhi Group Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     CURRENT ASSETS of $109.3 million at year-end 1995 were $83.5 million higher than the year-end 1994 balance due primarily to an increase in receivables, reflecting increased trading business activity, a decrease in sold accounts receivable and higher natural gas sales prices at year-end. The increase in receivables resulting from the trading business is largely offset by a related increase in accounts payable.

     CURRENT LIABILITIES were $173.9 million at year-end 1995, $84.5 million higher than at year-end 1994 due primarily to an increase in payables, mainly reflecting increased trading business activity and higher natural gas purchase prices at year-end.

     TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1995, was $202.4 million. The $94.9 million increase from year-end 1994 mainly reflects the incremental USX attributed debt associated with the elimination of the Marathon Group's Retained Interest and additional debt necessary to finance capital expenditures. The amount of total long-term debt represents the Delhi Group's portion of USX debt attributed to all three groups. All of the debt is a direct obligation of, or is guaranteed by, USX. For a discussion of financial obligations, see Management's Discussion and Analysis of Cash Flows below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CASH FLOWS

     NET CASH PROVIDED FROM OPERATING ACTIVITIES was $1.1 million in 1995, a decrease of $19.2 million from 1994. Cash flows in 1995 included a $4.4 million payment, representing the Delhi Group's share of the amortized discount on USX's zero coupon debentures (see USX Consolidated Management's Discussion and Analysis of Cash Flows for further details). Excluding this item, 1995 operating cash flows declined $14.8 million from 1994, mainly due to a decrease in cash realized from the sale of receivables. Cash provided from operating activities in 1994 declined $14.2 million from 1993 mainly due to a decrease in income, partially offset by favorable working capital changes.

     CAPITAL EXPENDITURES were $50.0 million in 1995, compared with $32.1 million in 1994 and $42.6 million in 1993. Expenditures in 1995 included the purchase of gathering systems in Oklahoma and an interchange header in west Texas and the expansion of existing systems, which enabled the Delhi Group to connect additional new dedicated natural gas reserves. Additions to the Delhi Group's dedicated gas reserves totaled 455 billion cubic feet ("bcf"), 431 bcf and 382 bcf in 1995, 1994 and 1993, respectively. Expenditures in all three years included amounts for improvements to and upgrades of existing facilities. Expenditures in 1994 included amounts for a pipeline construction project in western Oklahoma and the purchase of three gas treating facilities in east and west Texas. Contract commitments for capital expenditures at year-end 1995 were $9.3 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     Capital expenditures for 1996 are expected to be approximately $75 million and will include a major expansion of treating, gathering and transmission facilities in east Texas to service the rapidly developing Pinnacle Reef gas play. Additional spending is planned for expansion of gathering systems in Oklahoma, primarily to service the Knox Field area. The Delhi Group will continue to target additional expenditures to add new dedicated gas reserves, expand existing facilities and acquire new facilities as opportunities arise in its core operating areas.

     CASH FROM DISPOSAL OF ASSETS was $12.7 million in 1995, compared with $11.8 million in 1994 and $4.2 million in 1993. Proceeds in 1995 included $11.0 million from the sales of remaining assets in the 1994 asset disposition plan (such as the Delhi Group's interest in Ozark and properties in Arkansas and Oklahoma). In 1995, the Delhi Group also received a partnership distribution of $3.0 million from Ozark prior to the sale, which is also reflected in investing activities. The 1994 amount primarily reflected proceeds of $10.6 million from sales of nonstrategic assets included in the 1994 asset disposition plan (such as the North Louisiana, Denton and Wharton systems).

     FINANCIAL OBLIGATIONS increased by $97.6 million in 1995. These obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups. The increase in 1995 primarily reflected the $58.2 million increase in attributed USX debt associated with the elimination of the Marathon Group's Retained Interest and net cash used in investing activities. The increase in financial obligations resulting from elimination of the Retained Interest is offset by a corresponding decrease in equity. For discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

     PREFERRED STOCK REDEEMED of $2.5 million represents the Delhi Group's portion of USX's Adjustable Rate Cumulative Preferred Stock, which was redeemed on September 29, 1995. For additional details, see USX Consolidated Management's Discussion and Analysis of Cash Flows.

DERIVATIVE INSTRUMENTS

     In the normal course of its business, the Delhi Group is exposed to market risk, or uncertainty in operating results from fluctuating prices of natural gas purchases or sales. The Delhi Group uses commodity-based derivative instruments such as exchange-traded futures contracts and options and over-the-counter ("OTC") commodity swaps and options to manage its exposure to market risk. These instruments are utilized mainly on a short-term basis, with most positions opened and closed within a month's business. The Delhi Group engages in derivative activities only as a hedging mechanism to protect margins and does not engage in speculative trading. As a result, changes in the fair value of derivative instruments are generally offset by price changes in the underlying natural gas transaction.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     While commodity-based derivative instruments are generally used to reduce risks from unfavorable natural gas price movements, they may also limit the opportunity to benefit from favorable movements. The Delhi Group's exchange-traded derivative activities are conducted primarily on the New York Mercantile Exchange ("NYMEX") and Kansas City Board of Trade. For quantitative information relating to derivative instruments, including aggregate contract values, and fair values where appropriate, see Note 22 to the Delhi Group Financial Statements.

     The Delhi Group is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, NYMEX contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be sold elsewhere at prices that do not move in strict correlation with futures prices. To the extent that natural gas price changes in one region of the United States are not reflected in other regions, the derivative instrument may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are currently being used to manage exposure to a portion of basis risk. The Delhi Group believes that substantially all of its competitors are subject to this type of risk.

     The Delhi Group is also subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Liquidity risk is relatively low for exchange-traded transactions due to the large number of active participants.

     The Delhi Group is exposed to credit risk for nonperformance of counterparties in derivative transactions. This risk is primarily managed through ongoing reviews of the credit worthiness of counterparties, including the use of master netting agreements to the extent practicable, and full performance is anticipated.

     Based on a strategic approach of limiting its use of derivative instruments to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose the Delhi Group to material risk, and that such use will not have a material adverse effect on the financial position, liquidity or results of operations of the Delhi Group. For a summary of accounting policies related to derivative instruments, see Note 2 to the Delhi Group Financial Statements.

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

Delhi Group environmental expenditures for each of the last three years were(a):

(Dollars in millions)                                 1995       1994      1993
-------------------------------------------------------------------------------
Capital                                               $5.5      $ 4.6      $4.5
Compliance
  Operating & Maintenance                              4.3        5.5       5.3
                                                      ----      -----      ----
    Total                                             $9.8      $10.1      $9.8
-------------------------------------------------------------------------------

(a)  Estimated based on American Petroleum Institute survey guidelines.

     The Delhi Group's environmental capital expenditures accounted for 11% of total capital expenditures in each of 1995 and 1993 and 14% in 1994. Compliance expenditures represented 1% of the Delhi Group's total operating costs in each of the last three years. Remediation expenditures were not material. Some environmental related expenditures, while benefiting the environment, also enhance operating efficiencies.

     New or expanded environmental requirements, which could increase the Delhi Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, management does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1996. The Delhi Group's capital expenditures for environmental controls are expected to be approximately $8 million in 1996, with the increase over 1995 primarily a consequence of the planned increase in total capital spending. Predictions beyond 1996 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Delhi Group anticipates that environmental capital expenditures will be approximately $9 million in 1997; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 24 to the Delhi Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. See USX Consolidated Management's Discussion and Analysis of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The Delhi Group recorded operating income of $18.3 million in 1995, compared with an operating loss of $35.8 million in 1994 and operating income of $35.6 million in 1993. The following discussion provides analyses of gross margin (by principal service) and operating expenses for each of the last three years.

     GAS SALES AND TRADING MARGIN, GAS SALES THROUGHPUT AND TRADING SALES VOLUMES for each of the last three years were:

                                                     1995       1994      1993
--------------------------------------------------------------------------------
Gas sales and trading margin (millions)             $ 56.0     $ 70.3     $104.5
Gas sales throughput (bcf)                           206.9      227.9      203.2
Trading sales volumes (bcf)                          154.7       34.6          -
--------------------------------------------------------------------------------

     Gas sales and trading margin decreased by 20% in 1995 from 1994, following a decrease of 33% in 1994 from 1993. The decrease in 1995 was primarily due to lower average natural gas prices and the August 1994 expiration of the premium service contract with Central Power and Light Company, a utility electric generator serving south Texas. The decrease in 1994 mainly reflected lower premiums from SWEPCO, reduced demand from local distribution companies ("LDCs") induced by mild weather in the Delhi Group's prime service areas which shifted volumes normally sold to LDCs into the lower-margin spot market, and a downward trend in natural gas prices during 1994 which led to lower average unit margins. Premiums from SWEPCO declined by $16.2 million in 1994 as compared with 1993, reflecting the renegotiation of a natural gas sales agreement with provisions for market sensitive prices beginning in February 1994.

     The decrease in gas sales throughput in 1995 from 1994 primarily resulted from the conversion of sales volumes to transportation volumes due to contract renegotiations with certain producers, along with some natural production declines being replaced with reserves under transportation agreements, and the sale of properties included in the 1994 asset disposition plan. Additions to dedicated natural gas reserves in 1994 and 1993 mainly contributed to the increase in gas sales throughput in 1994.

     Natural gas volumes from trading sales averaged 423.9 million cubic feet per day ("mmcfd") in 1995 (683.7 mmcfd in the fourth quarter), compared with
94.7 mmcfd in 1994 (148.5 mmcfd in the fourth quarter). The trading business, which began in the first quarter of 1994, involves the

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems, and the subsequent sale of like volumes. The Delhi Group's trading business was expanded substantially during 1995 in order to increase its customer base and provide greater opportunities for attracting off-system customers requiring firm supply services. Even though unit margins earned on trading sales are significantly less than those earned on firm system sales, the increased volumes also provide more flexibility in reacting to changes in on- and off-system market demands.

     TRANSPORTATION MARGIN AND THROUGHPUT for each of the last three years were:

                                                     1995       1994      1993
-------------------------------------------------------------------------------
Transportation margin (millions)                    $ 11.7     $11.7     $ 14.2
Transportation throughput (bcf)                      109.7      99.1      117.6
-------------------------------------------------------------------------------

     Transportation margin in 1995 was unchanged from 1994, following an 18% decrease in 1994 from 1993. Compared with 1994, an increase in 1995 transportation throughput was offset by a reduction in average transportation rates. The increase in throughput volumes was primarily due to the conversion of gas sales volumes to transportation during 1995 and additions to dedicated reserves, partially offset by the sale of properties included in the 1994 asset disposition plan. The decrease in 1994 transportation margin was due primarily to lower throughput volumes, reflecting increased competition and natural declines in production on third-party wells.

     GAS PROCESSING MARGIN, NGLS SALES VOLUME AND NGLS SALES PRICE for each of the last three years were:

                                                     1995       1994      1993
-------------------------------------------------------------------------------
Gas processing margin (millions)                    $ 24.7     $ 15.6    $ 17.3
NGLs sales volume (millions of gallons)              289.2      275.8     282.0
NGLs sales price ($/gallon)                         $  .24     $  .23    $  .26
-------------------------------------------------------------------------------

     The increase in gas processing margin in 1995 mainly reflected lower average plant feedstock (natural gas) costs and a slight increase in average NGLs prices. Favorable economics in 1995, particularly in the first quarter, resulted in a 5% net increase in NGLs sales volumes from 1994. During the last half of 1995, sales volumes declined, primarily because the Delhi Group chose to partially curtail the extraction of ethane volumes due to depressed ethane prices. The 10% decline in gas processing margin in 1994 from 1993 resulted primarily from lower average NGLs prices, partially offset by a decline in average plant feedstock costs.

     OTHER OPERATING COSTS (not included in gross margin) for each of the last three years were:

(Dollars in millions)                                 1995       1994      1993
-------------------------------------------------------------------------------
Operating expenses (included in cost of sales)      $24.1      $ 29.4    $ 28.0
Selling, general and administrative expenses         24.1        28.7      28.6
Depreciation, depletion and amortization             24.8        30.1      36.3
Taxes other than income taxes                         7.3         8.0       7.6
Restructuring charges (credits)                      (6.2)       37.4         -
                                                    -----      ------    ------
   Total                                            $74.1      $133.6    $100.5
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     Operating expenses decreased by $5.3 million in 1995, following a $1.4 million increase in 1994 from 1993. The decrease in 1995 primarily reflected benefits of 1994 cost reduction programs. The increase in 1994 was due mainly to expenses associated with new gas treating facilities. Employee reorganization expenses related to the work force reduction program implemented in mid-1994 were mostly offset by associated cost savings.

     Selling, general and administrative ("SG&A") expenses decreased by $4.6 million in 1995, mainly reflecting cost savings associated with the 1994 work force reduction program. SG&A expenses of $28.7 million in 1994 reflected increased employment-related costs as compared with the prior year, partially offset by net cost savings associated with the work force reduction program and other cost control procedures.

     Depreciation, depletion and amortization decreased by $5.3 million in 1995 from 1994, following a $6.2 million decrease in 1994 from 1993. The reductions primarily reflect the asset disposition plan initiated in the second quarter of 1994.

     The restructuring credit of $6.2 million in 1995 represents the favorable adjustment recorded in the second quarter following completion of the 1994 asset disposition plan with higher than anticipated sales proceeds. Restructuring charges of $37.4 million in 1994 reflect the initial write-down of certain nonstrategic assets to estimated net realizable value in connection with the asset disposition plan.

PRINCIPAL CUSTOMERS

     The Delhi Group attempts to sell all of the natural gas available on its systems each month. Natural gas volumes not sold to its premium markets are typically sold on the spot market, generally at lower average unit margins than those realized from premium sales. Excluding spot and trading sales, the Delhi Group's four largest customers accounted for 23%, 28% and 45% of its total gross margin and 11%, 15% and 18% of its total systems throughput in 1995, 1994 and 1993, respectively. In situations where one or more of the Delhi Group's largest customers reduce volumes taken under an existing contract, or choose not to renew such contract, the Delhi Group is adversely affected to the extent it is unable to find alternative customers to buy gas at the same level of profitability.

OUTLOOK

     The Delhi Group's operating results are mainly affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The levels of gas sales margin for future periods are difficult to accurately project because of fluctuations in customer demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. Because the strongest demand for gas and the highest gas sales unit margins generally occur during the winter heating season, the Delhi Group has historically recognized the greatest portion of income from its gas sales business during the first and fourth quarters of the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     Based on current market conditions and estimated volumes, the Delhi Group's gas sales and trading margin is expected to be negatively impacted by approximately $2-3 million (pretax) during the first quarter of 1996 due to an anomaly in market conditions. The anomaly relates to basis differentials, which are the differences between gas prices in various locations. In January 1996, the basis differential to the Delhi Group's east Texas market area was significantly higher than the historical norm. The anomaly was caused by extreme winter weather in the eastern United States and the inability to move Texas gas to this market due to transportation constraints. Two of the pipeline indexes which the Delhi Group uses to determine the purchase price under some gas purchase contracts reflected prices much higher than the east Texas market area because the index zones for these pipelines included areas outside of Texas which were affected by the market anomaly. This disparity resulted in gas purchase costs that exceeded the market price for such gas and is expected to result in the unfavorable impact noted above. Measures are currently being implemented by the Delhi Group to mitigate the negative impact of any such future anomalies including, but not limited to, renegotiation of certain gas purchase contracts.

     Since the adoption of Federal Energy Regulatory Commission ("FERC") Order No. 636 in 1992, competition has increased significantly in the domestic gas industry and is expected to remain highly competitive in the future. On the supply side, gas producers now have easier access to end-user sales markets, which, at times, has resulted in the conversion of their contracts with midstream gathering and distribution companies, like DGP, from sales to transportation agreements. On the sales side, securing new premium service agreements has become increasingly difficult. However, management believes that its increased focus on core operating areas, an emphasis on sour gas gathering and treating services and its ability to maintain a long-term dedicated reserve base and to provide reliable sales services will enable the Delhi Group to remain a competitive entity in the markets that it serves.

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

     To pursue downstream natural gas markets, those end-users behind LDCs, the Delhi Group opened a marketing office in the Chicago area in November 1995 and will open another in Pittsburgh in early 1996. These offices will serve industrial and commercial end-users in the Midwest and Northeast where unit margins exceed those on the spot market.

     In June 1995, the Delhi Group received FERC approval to market wholesale electric power and began limited trading in December. Management believes that the electric power business is a natural extension of and a complement to its existing energy services. This added service should eventually enable the Delhi Group to offer both gas and electric services to those industrial and commercial customers who can readily switch energy sources. The Delhi Group will also pursue opportunities to convert its gas into electricity to capture summer peaking premiums.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

     In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock-based compensation plans but allows companies to continue to apply the provisions of Accounting Principles Board Opinion No. 25, provided certain pro forma disclosures are made. USX intends to adopt SFAS No. 123 by disclosure only in its 1996 financial statements, as permitted by the Standard.

                                  PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the directors of USX required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" in USX's Proxy Statement for the 1996 Annual Meeting of Stockholders.

        The executive officers of USX and their ages as of February 1, 1996 are as follows:

USX - CORPORATE
Gretchen R. Haggerty         40      Vice President & Treasurer
Robert M. Hernandez          51      Vice Chairman & Chief Financial Officer
Lewis B. Jones               52      Vice President & Comptroller
Dan D. Sandman               47      General Counsel & Secretary
Thomas J. Usher              53      Chairman of the Board of Directors & Chief Executive Officer
Louis A. Valli               63      Senior Vice President-Employee Relations

USX - MARATHON GROUP
Victor G. Beghini            61      Vice Chairman-Marathon Group and President-Marathon Oil Company
J. Louis Frank               59      Executive Vice President-Refining, Marketing & Transportation-Marathon Oil Company
Carl P. Giardini             60      Executive Vice President-Exploration & Production-Marathon Oil Company
Kevin M. Henning             48      Vice President-Supply and Transportation
Ron S. Keisler               49      Vice President-Worldwide Exploration
Jimmy D. Low                 58      Senior Vice President-Finance & Accounting-Marathon Oil Company
William F. Madison           53      Vice President-Technology & Business Resources-Marathon Oil Company
John V. Parziale             55      Vice President-Production, United Kingdom
William F. Schwind, Jr.      51      General Counsel & Secretary-Marathon Oil Company
Riad N. Yammine              61      President-Emro Marketing Company

USX - U. S. STEEL GROUP
Charles G. Carson, III       53      Vice President-Environmental Affairs
Roy G. Dorrance              50      Vice President-Operations
Charles C. Gedeon            55      Executive Vice President-Raw Materials & Diversified Businesses
Edward F. Guna               47      Vice President-Accounting & Finance-U. S. Steel Group
Bruce A. Haines              51      Vice President-Technology & Management Services
Donald M. Laws               60      General Counsel
Reuben L. Perin, Jr.         57      Executive Vice President-Commercial
Thomas W. Sterling, III      48      Vice President-Employee Relations
Paul J. Wilhelm              53      President-U. S. Steel Group

USX - DELHI GROUP
Grover G. Gradick            50      Executive Vice President-Supply & Operations-Delhi Gas Pipeline Corporation
David A. Johnson             49      Senior Vice President-Marketing-Delhi Gas Pipeline Corporation
David M. Kihneman            47      President-Delhi Group and President-Delhi Gas Pipeline Corporation
Laurence K. Maguire          52      Vice President-Finance & Administration-Delhi Gas Pipeline Corporation
Kenneth J. Orlowski          46      Senior Vice President-Administration, General Counsel & Secretary-Delhi
                                     Gas Pipeline Corporation

        All of the executive officers have held responsible management or professional positions with USX or its subsidiaries for more than the past five years.

Item 11. MANAGEMENT REMUNERATION

        Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in USX's Proxy Statement dated March 8, 1996, for the 1996 Annual Meeting of Stockholders.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in USX's Proxy Statement dated March 8, 1996, for the 1996 Annual Meeting of Stockholders.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in USX's Proxy Statement dated March 8, 1996, for the 1996 Annual Meeting of Stockholders.

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

       Supplementary Data-
          Summarized Financial Information of Marathon Oil Company

B.  REPORTS ON FORM 8-K
    1.1 None

C.  EXHIBITS
Exhibit No.

3.  Articles of Incorporation and By-Laws
    (a) USX's Restated Certificate of
    Incorporation dated November 1, 1993                    Incorporated by reference to Exhibit
                                                            3.1 to USX's Quarterly Report on
                                                            Form 10-Q for the Quarter Ended
                                                            September 30, 1993.

    (b) USX's By-Laws, effective
        as of June 28, 1994                                 Incorporated by reference to Exhibit
                                                            4.2 to Amendment No. 3 to
                                                            Registration Statement on Form S-3,
                                                            File No. 33-50191.

4.  Instruments Defining the Rights of Security Holders,
    Including Indentures
    (a) $2,325,000,000 Credit Agreement
        dated as of August 18, 1994                         Incorporated by reference to Exhibit
                                                            4(a) to USX's Report on Form 10-Q
                                                            for the period ended September 30, 1994.

    (b) Amended and Restated Rights Agreement               Incorporated by reference to Form 8
                                                            Amendment to Form 8-A filed on
                                                            October 5, 1992.

    (c) Pursuant to 17 CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of USX. USX hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

10. Material Contracts

    (a) 1986 Stock Option Incentive Plan, As Amended
        May 28, 1991                                                Incorporated by reference to Exhibit
                                                                    10(b) to USX's Form 10-K for the year
                                                                    ended December 31, 1991.

    (b) 1990 Stock Plan, As Amended May 4, 1992                     Incorporated by reference to Annex III to
                                                                    the USX Proxy Statement dated April 13, 1992.

    (c) USX Corporation Annual Incentive Compensation
        Plan, As Amended March 26, 1991                             Incorporated by reference to Exhibit
                                                                    10(d) to USX's Form 10-K for the year
                                                                    ended December 31, 1991.

    (d) USX Corporation Senior Executive Officer Annual
        Incentive Compensation Plan, as amended
        January 30, 1995                                            Incorporated by reference to Exhibit
                                                                    10(e) to USX's Form 10-K for the year
                                                                    ended December 31, 1994.

    (e) Annual Incentive Compensation Plan of
        Marathon Oil Company                                        Incorporated by reference to Exhibit
                                                                    10(f) to USX's Form 10-K for the year
                                                                    ended December 31, 1992.

    (f) USX Corporation Executive Management
        Supplemental Pension Program, As Amended
        January 1, 1991                                             Incorporated by reference to Exhibit
                                                                    10(f) to USX's Form 10-K for the year
                                                                    ended December 31, 1991.

    (g) USX Supplemental Thrift Program, As Amended
        November 1, 1994                                            Incorporated by reference to Exhibit
                                                                    10(h) to USX's Form 10-K for the year
                                                                    ended December 31, 1994.

    (h) Form of agreements Between the Corporation and Various Officers

    (i) Annual Incentive Compensation Plan of Delhi
        Gas Pipeline Corporation

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

        12.2    Computation of Ratio of Earnings to Fixed Charges

        21.     List of Significant Subsidiaries

        23.     Consent of Independent Accountants

        27.     Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 6, 1996.

                                USX CORPORATION

                         By      /s/     LEWIS B. JONES
                            -----------------------------------
                                      Lewis B. Jones
                              Vice President & Comptroller

        Signature       Title

/s/     THOMAS J. USHER         Chairman of the Board of Directors,
-----------------------------   Chief Executive Officer and Director
        Thomas J. Usher


/s/     ROBERT M. HERNANDEZ     Vice Chairman & Chief Financial Officer
-----------------------------               and Director
        Robert M. Hernandez

/s/     LEWIS B. JONES                Vice President & Comptroller
-----------------------------
        Lewis B. Jones

/s/     NEIL A. ARMSTRONG                      Director
-----------------------------
        Neil A. Armstrong

/s/     VICTOR G. BEGHINI                      Director
-----------------------------
        Victor G. Beghini

/s/     JEANETTE G. BROWN                      Director
-----------------------------
        Jeanette G. Brown

/s/     CHARLES A. CORRY                       Director
-----------------------------
        Charles A. Corry

/s/     CHARLES R. LEE                         Director
-----------------------------
        Charles R. Lee

/s/     PAUL E. LEGO                           Director
-----------------------------
        Paul E. Lego

                                               Director
-----------------------------
        Ray Marshall

/s/     JOHN F. MCGILLICUDDY                   Director
-----------------------------
        John F. McGillicuddy

/s/     JOHN M. RICHMAN                        Director
-----------------------------
        John M. Richman

/s/     SETH E. SCHOFIELD                      Director
-----------------------------
        Seth E. Schofield

/s/     JOHN W. SNOW                           Director
-----------------------------
        John W. Snow

/s/     PAUL J. WILHELM                        Director
-----------------------------
        Paul J. Wilhelm

/s/     DOUGLAS C. YEARLEY                     Director
-----------------------------
        Douglas C. Yearley

SUPPLEMENTARY DATA
SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY
-------------------------------------------------------------------------------

        Included below is the summarized financial information of Marathon Oil Company, a wholly owned subsidiary of USX Corporation.

                                                                         (IN MILLIONS)
                                                                         -------------
                                                                    YEAR ENDED DECEMBER 31
                                                               --------------------------------
                                                               1995          1994          1993
                                                               ----          ----          ----
INCOME DATA:
        Net sales                                            $13,800       $12,685        $11,851
        Operating income                                         138           612            192
        Total income (loss) before extraordinary loss
           and cumulative effect of changes in
           accounting principles                                (145)          291            (59)
        Net Income (loss)                                       (150)          291            (82)

                                                                  DECEMBER 31
                                                              ------------------
                                                              1995          1994
                                                              ----          ----
BALANCE SHEET DATA:
        Assets:
          Current assets                                     $ 2,656       $ 2,340
          Noncurrent assets                                    8,088         8,974
                                                             -------       -------
            Total assets                                     $10,744       $11,314
                                                             =======       =======
        Liabilities and stockholder's equity:
          Current liabilities                                $ 1,659       $ 1,591
          Noncurrent liabilities                               7,842         8,324
          Stockholder's equity                                 1,243         1,399
                                                             -------       -------
            Total liabilities and stockholder's equity       $10,744       $11,314
                                                             =======       =======