Form 10-Q
period 1996-03-31
USX CORP
filed 1996-05-14
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

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

Common stock outstanding at April 30, 1996 follows:

               USX-Marathon Group       -    287,428,286    shares
               USX-U. S. Steel Group    -     83,491,507    shares
               USX-Delhi Group          -      9,446,769    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          14

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         15

               Financial Statistics                                 19

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               20

               Marathon Group Balance Sheet                         21

               Marathon Group Statement of Cash Flows               22

               Selected Notes to Financial Statements               23

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              27

               Supplemental Statistics                              32

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996
                          ----------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            33

               U. S. Steel Group Balance Sheet                      34

               U. S. Steel Group Statement of Cash Flows            35

               Selected Notes to Financial Statements               36

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          41

               Supplemental Statistics                              45

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  46

               Delhi Group Balance Sheet                            47

               Delhi Group Statement of Cash Flows                  48

               Selected Notes to Financial Statements               49

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          53

               Supplemental Statistics                              57

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    58

       Item 5. Other Information                                    59

       Item 6. Exhibits and Reports on Form 8-K                     60

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1996        1995*
- --------------------------------------------------------------------------------
REVENUES                                              $5,469        $5,042

OPERATING COSTS:
  Cost of sales (excludes items shown below)           4,072         3,658
  Inventory market valuation credits                    (155)          (88)
  Selling, general and administrative expenses            44            42
  Depreciation, depletion and amortization               267           290
  Taxes other than income taxes                          742           756
  Exploration expenses                                    33            26
                                                      ------        ------
     Total operating costs                             5,003         4,684
                                                      ------        ------

OPERATING INCOME                                         466           358

Other income                                              34            20
Interest and other financial income                        5             4
Interest and other financial costs                      (120)         (133)
                                                      ------        ------

INCOME BEFORE INCOME TAXES                               385           249

Less provision for estimated income taxes                120            95
                                                      ------        ------

NET INCOME                                               265           154

Dividends on preferred stock                              (6)           (8)
                                                      ------        ------

NET INCOME APPLICABLE TO COMMON STOCKS                  $259          $146
                                                      ======        ======









*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1996         1995
- --------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:
  Net income                                            $216           $75
    - Per share - primary                                .75           .26
              - fully diluted                            .74           .26

  Dividends paid per share                               .17           .17

  Weighted average shares, in thousands
    - Primary                                        287,460       287,187
    - Fully diluted                                  297,251       287,189

APPLICABLE TO STEEL STOCK:

  Net income                                             $40           $68
    - Per share - primary                                .49           .89
              - fully diluted                            .48           .86

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Primary                                         83,197        76,173
    - Fully diluted                                   85,030        87,092

APPLICABLE TO OUTSTANDING DELHI STOCK:

  Net income                                              $2            $3
    - Per share - primary and fully diluted              .25           .30

  Dividends paid per share                               .05           .05

  Weighted average shares, in thousands
    - Primary and fully diluted                        9,447         9,438














Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     March 31   December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $120          $131
  Receivables, less allowance for doubtful
   accounts of $22 and $22                             1,218         1,203
  Inventories                                          1,897         1,764
  Deferred income tax benefits                            58            76
  Other current assets                                    64            66
                                                      ------        ------
     Total current assets                              3,357         3,240
Long-term receivables and other investments,
 less reserves of $25 and $23                            768           836
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,264 and $15,233                                  10,361        10,535
Prepaid pensions                                       1,870         1,820
Other noncurrent assets                                  290           312
                                                      ------        ------
     Total assets                                    $16,646       $16,743
                                                      ======        ======




























Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31   December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Notes payable                                         $150           $40
  Accounts payable                                     2,020         2,157
  Payroll and benefits payable                           486           473
  Accrued taxes                                          256           263
  Accrued interest                                        85           122
  Long-term debt due within one year                     410           465
                                                      ------        ------
     Total current liabilities                         3,407         3,520
Long-term debt, less unamortized discount              4,250         4,472
Long-term deferred income taxes                          955           898
Employee benefits                                      2,769         2,772
Deferred credits and other liabilities                   489           503
Preferred stock of subsidiary                            250           250
                                                      ------        ------
     Total liabilities                                12,120        12,415
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stock -
  6.50% Cumulative Convertible issued - 6,900,000 shares
   ($345 liquidation preference)                           7             7
Common stocks:
  Marathon Stock issued - 287,404,972 shares and
   287,398,342 shares                                    288           287
  Steel Stock issued - 83,287,793 shares and
   83,042,305 shares                                      83            83
  Delhi Stock issued - 9,446,769 shares                    9             9
Additional paid-in capital                             4,026         4,094
Retained earnings (deficit)                              149          (116)
Other equity adjustments                                 (36)          (36)
                                                      ------        ------
     Total stockholders' equity                        4,526         4,328
                                                      ------        ------
     Total liabilities and stockholders' equity      $16,646       $16,743
                                                      ======        ======












Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $265          $154
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               267           290
  Exploratory dry well costs                              14             9
  Inventory market valuation credits                    (155)          (88)
  Pensions                                               (46)          (41)
  Postretirement benefits other than pensions              6           (20)
  Deferred income taxes                                   74            36
  Gain on disposal of assets                             (25)           (4)
  Changes in:
     Current receivables                                 (20)           99
     Inventories                                          21            60
     Current accounts payable and accrued expenses      (130)         (177)
  All other items - net                                   (6)            1
                                                      ------        ------
     Net cash provided from operating activities         265           319
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (178)         (159)
Disposal of assets                                       175            37
All other items - net                                     (2)            2
                                                      ------        ------
     Net cash used in investing activities                (5)         (120)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements-net    60           (66)
Other debt - repayments                                 (263)          (11)
Common stock issued                                        7            12
Dividends paid                                           (75)          (76)
                                                      ------        ------
     Net cash used in financing activities              (271)         (141)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -             1
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (11)           59
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           131            48
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $120          $107
                                                      ======         =====
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(170)        $(156)
  Income taxes paid                                      (23)          (10)


Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1995.

     In 1996, USX will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which establishes a fair value based method of accounting for employee stock-based compensation plans. The Standard permits companies to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, provided certain pro forma disclosures are made. USX intends to comply with SFAS No. 123 by disclosure only in its 1996 annual financial statements.

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

     Primary net income per share is calculated by adjusting net income for dividend requirements of preferred stock and, in the case of Delhi Stock, for the income applicable to the Retained Interest prior to June 15, 1995, the date USX eliminated the Marathon Group's Retained Interest in the Delhi Group; and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

 3. The items below are included in both revenues and operating costs, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1996         1995
                                                       ----         ----
    Consumer excise taxes on petroleum products and
      merchandise                                       $633         $647
    Matching crude oil and refined product buy/sell
      transactions settled in cash                       599          561

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)



 4. Operating income includes net periodic pension credits of $37 million and $36 million in the first quarter of 1996 and 1995, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, is 10% for both 1996 and 1995.

 5. Other income in the first quarter of 1996 included a gain of $21 million, primarily related to sales of investments in equity affiliates.

 6. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

 7. Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1996         1995
                                                     --------   -----------
    Raw materials                                       $565         $609
    Semi-finished products                               319          300
    Finished products                                    914          901
    Supplies and sundry items                            153          163
                                                      ------        ------
      Total (at cost)                                  1,951        1,973
    Less inventory market valuation reserve               54          209
                                                      ------        ------
      Net inventory carrying value                    $1,897       $1,764
                                                      ======        ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices.

 8.  At March 31, 1996, USX had $100 million of borrowings against its
     $2,325 million long-term revolving credit agreement. At March 31, 1996, $43 million of commercial paper is included in long-term debt, since the unused portion of the long-term credit agreement is available for refinancing, if needed.

     USX had no outstanding borrowings at March 31, 1996, against its short-term lines of credit totaling $200 million, which require maintenance of compensating balances of 3%. In addition, USX had other outstanding short-term borrowings of $150 million.

     In the event of a change in control of USX, debt obligations totaling $3,501 million at March 31, 1996, may be declared immediately due and payable.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 9. USX has agreements (the programs) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1996, the amount sold under the programs that had not been collected was $740 million, which will be forwarded to the buyers at the end of the agreements, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the programs will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% to 115% of the programs' size. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At March 31, 1996, the balance of sold loans receivable subject to recourse was $62 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     In 1990, USX and two former officials of the United Steelworkers of America
     (USWA) were convicted of violating Section 302 of the Taft-Hartley Act by reason of USX's grant of retroactive leaves of absence to union officials, which qualified them to receive pensions from USX. In addition, USX was convicted of mail fraud in the same proceedings. The U.S. District Court imposed a $4.1 million fine on USX and ordered USX to make restitution to the United States Steel and Carnegie Pension Fund of approximately $300,000. The verdict was affirmed on appeal and, in 1995, the fine and restitution were paid. In a separate proceeding, a former executive officer of USX pleaded guilty to a related misdemeanor. A related civil class action was commenced against USX and the USWA in 1989 (Cox, et al. v. USX, et al.) and was dismissed by the trial court by entry of summary judgment in favor of USX and USWA in 1991. The summary judgment was reversed by the U.S. Court of Appeals

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     for the 11th Circuit in 1994, and the matter reinstated and returned to the trial court. In that civil class action, the plaintiffs' complaint asserts five causes of action arising out of conduct that was the subject of USX's 1990 criminal conviction and that allegedly relates to the negotiation of a 1983 local labor agreement, which resulted in the reopening of USX's Fairfield Works in 1984. The causes of action include claims asserted under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Employee Retirement Income Security Act (ERISA), specifically alleging that USX granted leaves of absence and pensions to union officials with intent to influence their approval, implementation and interpretation of the 1983 Fairfield Agreement. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling. USX and USWA have denied any liability to the plaintiffs and are vigorously defending these claims. A jury trial is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the Northern District of Alabama.

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1996, and December 31, 1995, accrued liabilities for remediation totaled $150 million and $153 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $23 million at March 31, 1996, and $22 million at December 31, 1995.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1996 and for the years 1995 and 1994, such capital expenditures totaled $26 million, $111 million and $132 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At March 31, 1996, and December 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $130 million and $128 million, respectively.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     Guarantees by USX of the liabilities of affiliated entities totaled $50 million at March 31, 1996. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of March 31, 1996, the largest guarantee for a single affiliate was $23 million.

     At March 31, 1996, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $185 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at March 31, 1996, totaled $417 million compared with $299 million at December 31, 1995.


                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------



 First Quarter Ended
       March 31                          Year Ended December 31
- ---------------------   -------------------------------------------------------

   1996        1995         1995        1994         1993        1992      1991
   ----        ----         ----        ----         ----        ----      ----
   3.68        2.56         1.50        1.92         (a)         (a)       (a)
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



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------

 First Quarter Ended
       March 31                          Year Ended December 31
- ---------------------   -------------------------------------------------------

   1996        1995         1995        1994         1993        1992      1991
   ----        ----         ----        ----         ----        ----      ----
   3.93        2.78         1.63        2.08         (a)         (a)       (a)
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following discussion should be read in conjunction with the first quarter 1996 USX consolidated financial statements and selected notes. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

Results of Operations
- ---------------------
     See Consolidated Statement of Operations - Income per Common Share for amounts applicable to each of USX's three classes of common stock (Marathon Stock, Steel Stock and Delhi Stock).

     Sales increased by $427 million, or 8%, in the first quarter of 1996 as compared with the first quarter of 1995. The improvement reflected increases of 12% for the Marathon Group (excluding matching buy/sell transactions and excise taxes), 98% for the Delhi Group (due mainly to higher prices related to gas sales and trading, and increased trading volumes), and 1% for the U. S. Steel Group. Matching buy/sell transactions and excise taxes are included in both sales and operating costs, resulting in no effect on operating income.

     Operating income increased by $108 million in the first quarter of 1996 as compared with the first quarter of 1995. First quarter operating income included favorable noncash pretax effects of $155 million in 1996 and $88 million in 1995, resulting from decreases in the inventory market valuation reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. Excluding the effects of these items, operating income increased by $41 million, or 15%, in the first quarter of 1996 as compared with the first quarter of 1995, due primarily to an increase of $98 million for the Marathon Group, partially offset by a decline of $56 million for the U. S. Steel Group.

     Other income was $34 million in the first quarter of 1996, compared with $20 million in the first quarter of 1995. Other income in the first quarter of 1996 included gains of $21 million, mainly related to the sale of the Marathon Group's interest in a domestic pipeline company.

     Net interest and other financial costs decreased by $14 million in the first quarter of 1996 as compared with the first quarter of 1995, primarily due to lower average debt levels.

     Provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

     Net income increased by $111 million, or 72%, in the first quarter of 1996 as compared with the first quarter of 1995.

Outlook
- -------
     On April 2, 1996, a hearth break-out idled the Gary Work's No. 13 blast furnace, U.S. Steel's largest furnace, which provides about 9,000 tons per day of

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

molten iron, or about one-half of Gary Work's total iron production and about one-fourth of the U. S. Steel Group's total iron output. Repairs are in progress and are expected to take as much as five days more than the 50 to 55 days previously reported. The furnace is expected to return to production in late May 1996. Production is expected to increase throughout the month of June as the furnace returns to normal operation. The
U. S. Steel Group is purchasing molten iron as well as steel slabs to offset some of the production loss during the outage. The outage will have a significant negative impact on the U. S. Steel Group's shipments, results of operations and cash flows in 1996, primarily in the second quarter.
USX maintains physical damage and business interruption insurance coverage for events of this nature for certain steel facilities, subject to a $50 million deductible for recoverable items.

Dividends to Stockholders
- -------------------------
     On April 30, 1996, USX's Board of Directors (the "Board") declared dividends of 17 cents per share on Marathon Stock, 25 cents per share on Steel Stock and five cents per share on Delhi Stock, all payable June 10, 1996, to stockholders of record at the close of business on May 16, 1996.

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.50% Cumulative Convertible Preferred Stock, payable June 28, 1996, to stockholders of record at the close of business on May 29, 1996.

Cash Flows
- ----------
     At March 31, 1996, cash and cash equivalents totaled $120 million, compared with $131 million at December 31, 1995.

     Net cash provided from operating activities totaled $265 million in the first quarter of 1996, compared with $319 million in the first quarter of 1995. The 1996 period reflected payments of $39 million related to certain state tax issues, $28 million for final settlement of the Pickering v. USX litigation and $10 million to the Voluntary Employee Benefit Association ("VEBA") Trust. The 1995 period reflected payments of $35 million to the VEBA Trust. Excluding the effects of these items, cash provided from operating activities decreased by $12 million mainly due to unfavorable working capital changes and lower average steel prices, partially offset by higher average margins for refined products and higher average prices for worldwide liquid hydrocarbons and domestic natural gas.

     Cash from the disposal of assets totaled $175 million in the first quarter of 1996, compared with $37 million in the first quarter of 1995. The 1996 proceeds primarily reflected the sale of the U. S. Steel Group's investment in an oil field service joint venture and sales of the Marathon Group's interests in oil and gas production properties in Indonesia and its interest in a domestic pipeline company. The 1995 proceeds primarily reflected property sales.

     Capital expenditures for property, plant and equipment in the first quarter of 1996 were $178 million, compared with $159 million in the first quarter of 1995. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     For the year 1996, capital expenditures are expected to total approximately $1.2 billion. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group.

     Contract commitments for capital expenditures were $417 million at March 31, 1996, compared with $299 million at December 31, 1995.

     At March 31, 1996, USX's total long-term debt, preferred stock of subsidiary and notes payable, was $5,060 million, down $167 million from December 31, 1995, primarily due to the redemption of $161 million of Marathon 9
- -3/4% Guaranteed Notes due 1999. At March 31, 1996, USX had outstanding borrowings of $100 million against its long-term revolving credit facility, leaving $2,225 million of availability. At March 31, 1996, USX had no outstanding borrowings against its short-term credit agreements of $175 million which require commitment fees, and no outstanding borrowings against its short-term lines of credit of $200 million which require maintenance of compensating balances of 3%. USX had other outstanding short-term borrowings of $150 million of non-committed credit lines.

     On May 2, 1996, an aggregate of 6.9 million shares of RMI Titanium Company ("RMI") Common Stock was sold in a public offering. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. Following this transaction, USX owns approximately 27% of the outstanding common stock of RMI. USX will recognize a pretax gain in the second quarter of 1996 of approximately $50 million, a portion of which is attributable to a change in interest gain resulting from the shares sold by RMI.

Liquidity
- ---------
     USX believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of March 31, 1996, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures and debt maturities for the balance of 1996 and years 1997 and 1998, are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 45 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1996. In addition, there are 33 sites

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 106 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 10 to the Consolidated Financial Statements.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 10 to the Consolidated Financial Statements. Included among these actions is a jury trial in a civil class action (Cox, et al. v. USX, et al.) related to the Fairfield Agreement Litigation which is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the Northern District of Alabama. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling.

     The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Cash Flows and Liquidity herein.

                                 USX CORPORATION
                              FINANCIAL STATISTICS
                              --------------------
                                                         First Quarter
                                                             Ended
                                                            March 31
                                                        ----------------
(Dollars in Millions)                                  1996         1995
- --------------------------------------------------------------------------------


SALES
  Marathon Group                                      $3,627        $3,338
  U. S. Steel Group                                    1,591         1,580
  Delhi Group                                            273           137
  Eliminations                                           (22)          (13)
                                                     -------       -------
    Total                                             $5,469        $5,042


OPERATING INCOME (LOSS)

  Marathon Group                                        $377          $212
  U. S. Steel Group                                       81           137
  Delhi Group                                              8             9
                                                       -----         -----
    Total                                               $466          $358


CAPITAL EXPENDITURES

  Marathon Group                                        $100           $97
  U. S. Steel Group                                       56            56
  Delhi Group                                             22             6
                                                       -----         -----
    Total                                               $178          $159

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1996        1995*
- --------------------------------------------------------------------------------
REVENUES                                              $3,627        $3,338

OPERATING COSTS:
  Cost of sales (excludes items shown below)           2,430         2,209
  Inventory market valuation credits                    (155)          (88)
  Selling, general and administrative expenses            78            73
  Depreciation, depletion and amortization               182           207
  Taxes other than income taxes                          682           699
  Exploration expenses                                    33            26
                                                      ------        ------
     Total operating costs                             3,250         3,126
                                                      ------        ------

OPERATING INCOME                                         377           212

Other income                                              25             4
Interest and other financial income                        4             3
Interest and other financial costs                       (86)          (91)
                                                      ------        ------

INCOME BEFORE INCOME TAXES                               320           128

Less provision for estimated income taxes                104            51
                                                      ------        ------
NET INCOME                                               216            77

Dividends on preferred stock                               -            (2)
                                                      ------        ------
NET INCOME APPLICABLE TO MARATHON STOCK                 $216           $75
                                                      ======        ======

MARATHON STOCK DATA:
  Net income per share - primary                        $.75          $.26
                  - fully diluted                        .74           .26
  Dividends paid per share                               .17           .17

  Weighted average shares, in thousands
    - Primary                                        287,460       287,187
    - Fully diluted                                  297,251       287,189


*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 23-26.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                              $89           $77
  Receivables, less allowance for doubtful
   accounts of $2 and $3                                 575           541
  Receivable from other groups                             -            11
  Inventories                                          1,266         1,152
  Other current assets                                   105           107
                                                      ------        ------
     Total current assets                              2,035         1,888
Long-term receivables and other investments              228           215
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $8,856 and $8,890                                     7,353         7,521
Prepaid pensions                                         278           274
Other noncurrent assets                                  197           211
                                                      ------        ------
     Total assets                                    $10,091       $10,109
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $114           $31
  Accounts payable                                     1,166         1,210
  Payable to other groups                                 51            35
  Payroll and benefits payable                            74            80
  Accrued taxes                                           43            68
  Deferred income taxes                                  177           154
  Accrued interest                                        64            94
  Long-term debt due within one year                     308           353
                                                      ------        ------
     Total current liabilities                         1,997         2,025
Long-term debt, less unamortized discount              3,167         3,367
Long-term deferred income taxes                        1,111         1,072
Employee benefits                                        343           338
Deferred credits and other liabilities                   251           253
Preferred stock of subsidiary                            182           182
                                                      ------        ------
     Total liabilities                                 7,051         7,237


STOCKHOLDERS' EQUITY                                   3,040         2,872
                                                      ------        ------
     Total liabilities and stockholders' equity      $10,091       $10,109
                                                      ======        ======





Selected notes to financial statements appear on pages 23-26.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $216           $77
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               182           207
  Exploratory dry well costs                              14             9
  Inventory market valuation credits                    (155)          (88)
  Pensions                                                (5)           (7)
  Postretirement benefits other than pensions              4             2
  Deferred income taxes                                   57            16
  Gain on disposal of assets                             (21)            -
  Changes in:
     Current receivables - sold                            -            (6)
                        - operating turnover             (24)           33
     Inventories                                          41            67
     Current accounts payable and accrued expenses       (57)         (214)
  All other items - net                                   10            25
                                                      ------        ------
     Net cash provided from operating activities         262           121
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (100)          (97)
Disposal of assets                                        85             4
All other items - net                                      2             -
                                                      ------        ------
     Net cash used in investing activities               (13)          (93)
                                                      ------        ------
FINANCING ACTIVITIES:
Change in Marathon Group's share of USX consolidated
 debt                                                   (188)           77
Dividends paid                                           (49)          (51)
                                                      ------        ------
     Net cash provided from (used in) financing
      activities                                        (237)           26
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -             1
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 12            55
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            77            28
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $89           $83
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(133)        $(108)
  Income taxes paid, including settlements with other
   groups                                                 (5)          (46)

Selected notes to financial statements appear on pages 23-26.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1995.

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

     Fully diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options provided, in each case, the effect is not antidilutive.

 4. The items below are included in both revenues and operating costs, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1996         1995
                                                       ----         ----
    Consumer excise taxes on petroleum products and
      merchandise                                       $633         $647
    Matching crude oil and refined product buy/sell
      transactions settled in cash                       599          561

 5. Other income in the first quarter of 1996 included a gain of $20 million, primarily related to the sale of an investment in an equity affiliate.

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

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1996         1995
                                                     --------   -----------
    Crude oil and natural gas liquids                   $488         $510
    Refined products and merchandise                     751          758
    Supplies and sundry items                             81           93
                                                      ------        ------
      Total (at cost)                                  1,320        1,361
    Less inventory market valuation reserve               54          209
                                                      ------        ------
      Net inventory carrying value                    $1,266       $1,152
                                                      ======        ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices.

 8. The Marathon Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1996, the amount sold under the program that had not been collected was $340 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

 9. On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of Delhi Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The transfer was made at a price of $12.75 per equivalent share of Delhi Stock, or an aggregate of $58 million, resulting in a corresponding reduction of the Marathon Group debt. The Retained Interest represented the Marathon Group's interest in the earnings and equity of the Delhi Group.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1996, and December 31, 1995, accrued liabilities for remediation totaled $38 million and $37 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $23 million at March 31, 1996, and $22 million at December 31, 1995.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1996 and for the years 1995 and 1994, such capital expenditures totaled $10 million, $50 million and $70 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At March 31, 1996, and December 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $130 million and $128 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $8 million at March 31, 1996.

     At March 31, 1996, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $185 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At March 31, 1996, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $191 million compared with $112 million at December 31, 1995.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the first quarter 1996 USX consolidated financial information and the Marathon Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 32.

Results of Operations
- ---------------------
     Sales (excluding matching buy/sell transactions and excise taxes) increased by $265 million, or 12%, in the first quarter of 1996 from the comparable prior-year period. The increase primarily reflected higher average refined product and worldwide liquid hydrocarbon prices and an increase in worldwide natural gas volumes and domestic natural gas prices. Sales for the first quarter of 1996 and 1995 are summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
                                                      -------------------
(Dollars in millions)                                  1996         1995
                                                      -----        -----
Refined Products and Merchandise                      $1,756        $1,596
Crude Oil and Natural Gas Liquids                        270           228
Natural Gas                                              319           253
Transportation and Other                                  50            53
                                                      ------        ------
Subtotal                                              $2,395        $2,130

Matching Buy/Sell Transactions (a)                       599           561
Excise Taxes (a)                                         633           647
                                                      ------        ------
  Total Sales                                         $3,627        $3,338
                                                      ======        ======
- --------

(a) Included in both sales and operating costs, resulting in no effect on income.

     Operating income totaled $377 million in the first quarter of 1996, compared with $212 million in the first quarter of 1995. First quarter operating income for 1996 and 1995 included favorable noncash effects of $155 million and $88 million, respectively, reflecting adjustments (decreases) to the inventory market valuation reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. The amounts of increases or decreases in the reserve in future periods are dependent on changes in future crude oil and refined product price levels and inventory turnover.

     Excluding the effects of adjustments to the inventory market valuation reserve, operating income in the first quarter of 1996 increased by $98 million from last year's first quarter, due primarily to higher average refined product margins, increased worldwide liquid hydrocarbon prices and natural gas volumes and higher domestic natural gas prices, partially offset by reduced international liquid hydrocarbon volumes. In addition, first quarter 1996 results included $10 million of charges associated with the withdrawal from the Marine Preservation Association ("MPA"), a non-profit oil spill response group. Marathon withdrew from

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

the MPA due to the existence of more economical and equally effective alternatives for responding to possible oil spill situations.

     Operating income from worldwide exploration and production ("upstream") was $217 million in the first quarter of 1996, compared with $148 million in the first quarter of 1995. Domestic exploration and production had operating income of $120 million in the first quarter of 1996, compared with $86 million in the comparable prior-year quarter. The improvement was primarily due to higher average natural gas and liquid hydrocarbon prices, higher natural gas volumes and reduced depreciation, depletion and amortization ("DD&A") expense resulting from the fourth quarter 1995 adoption of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). These favorable changes were partially offset by increased dry well expenses. The increased volumes of natural gas were largely attributable to the Indian Basin Field in southeastern New Mexico and the East Texas Cotton Valley Pinnacle Reef Trend.

     Operating income from international exploration and production was $97 million in the first quarter of 1996, compared with $62 million in last year's first quarter. Improved results were mainly due to increased natural gas volumes, higher average liquid hydrocarbon prices, reduced DD&A expense following the adoption of SFAS No. 121 and lower exploration expenses, partially offset by a decrease in liquid hydrocarbon liftings. The increase in natural gas volumes mainly reflected Brae area gas sales through the Scottish Area Gas Evacuation ("SAGE") pipeline system. SAGE sales averaged 207 net million cubic feet per day ("mmcfd") during the first quarter of 1996, compared with 129 net mmcfd in last year's first quarter. The decrease in average liquid hydrocarbon liftings was primarily attributable to the East Brae Field in the U.K. North Sea and the sale of Marathon's interest in Indonesian properties. The decline in East Brae liquid hydrocarbon liftings was mainly due to lower than anticipated reservoir sweep efficiency associated with the gas injection program.

     Operating income from refining, marketing and transportation ("downstream") operations was $34 million in the first quarter of 1996, compared with an operating loss of $5 million in the first quarter of 1995. Despite higher crude oil acquisition costs, improved results were primarily due to higher wholesale margins on refined products, which were depressed in the year-ago quarter from the effects of a mild winter and volatility associated with reformulated gasoline. The favorable effect of improved wholesale margins was partly offset by a charge associated with the withdrawal from the MPA, as discussed above.

     Administrative was $32 million in the first quarter of 1996, compared with $19 million in the same period of 1995. Effective with the first quarter of 1996, Marathon changed its procedures for distributing the costs of certain administrative services to its operating components in order to optimize the utilization of these services. Under the new approach, upstream and downstream operating components are billed for direct services; unbilled services are included in "Administrative." As a result, first quarter 1996 administrative results included an estimated $14 million of expenses that were allocated to other operating components in 1995.

     Other income of $25 million in the first quarter of 1996 increased by $21 million from the prior-year quarter, due mainly to a gain on the sale of an interest in a domestic pipeline company.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs in the first quarter of 1996 decreased by $6 million from the first quarter of 1995, primarily reflecting the favorable effects of lower average debt levels.

     Net income for the Marathon Group totaled $216 million, or $.75 per share, in the first quarter of 1996, compared with $77 million, or $.26 per share, in the first quarter of 1995. The increase in net income primarily reflects the factors discussed above.

Outlook
- -------
     In the first quarter of 1996, Marathon and its co-venturer successfully completed a three-well appraisal program on the Viosca Knoll Block 786 discovery in the deepwater Gulf of Mexico and confirmed a commercial hydrocarbon accumulation estimated to be in the range of 80 to 100 million gross barrels of oil equivalent. Marathon holds a 50-percent interest in Block 786. Development planning is in progress with first production expected by late 1998 or early 1999.

     The Marathon Group holds a 30% interest in Sakhalin Energy Investment Company Ltd., an incorporated joint venture company responsible for the overall management of the Sakhalin II Project. The Sakhalin II Production Sharing Contract ("PSC") was signed in June 1994 for the development of the Piltun-Astokhskoye ("PA") oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. In December 1995, Russian Parliament passed a Production Sharing Agreement Law ("PSAL") which was formally signed by President Yeltsin and took effect on January 11, 1996. Although the adoption of this law was a significant step toward stabilization of the PSC, work is currently underway to bring other Russian laws and normative acts (regulations) into compliance with the PSAL. Other current activities include the obtaining of production licenses and the finalizing of a Plan of Development for the phased development of the PA oil field. This will allow for the timely progression of development and appraisal activities upon the declaration of Commencement Date which is anticipated to occur in June 1996.

     The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. These developments tend to be cyclical as well as subject to a wide range of global political events. For example, in addition to industry supply and demand conditions, changes in production policy by the Organization of Petroleum Exporting Countries or in the status of United Nations sanctions against Iraq, as well as ongoing structural changes in European gas markets, could affect energy prices in the future.

     Domestic retail gasoline prices have increased significantly during the second quarter of 1996 to date; however, crude oil and other feedstock costs to refineries have also increased. As a result, the impact on the Marathon Group's second quarter 1996 downstream results cannot yet be determined.

Cash Flows
- ----------
     Net cash provided from operating activities was $262 million in the first quarter of 1996, compared with $121 million in the first quarter of 1995. The improvement mainly reflected favorable working capital changes and increased profitability, partially offset by $39 million of payments related to certain state tax issues.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Cash from the disposal of assets was $85 million in the first quarter of 1996, compared with $4 million in the first quarter of 1995. Proceeds in 1996 primarily reflected the sales of interests in Indonesian production properties and a domestic pipeline company.

     Capital expenditures in the first quarter of 1996 totaled $100 million, compared with $97 million in the first quarter of 1995. Expenditures in both periods were primarily for upstream projects. Capital expenditures for the year 1996 are expected to be approximately $780 million. Contract commitments for capital expenditures were $191 million at March 31, 1996, compared with $112 million at year-end 1995.

     Financial obligations decreased by $188 million in the first quarter of 1996, mainly reflecting cash provided from operating activities and asset sales, partly offset by cash used for capital expenditures and dividend payments. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 17 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1996. In addition, there are 10 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 67 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                             -----------------------
                                 ($ in Millions)
                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1996         1995
                                                       ----         ----
OPERATING INCOME (LOSS)
  Exploration & Production
    Domestic                                            $120          $86
    International                                         97           62
  Refining, Marketing & Transportation                    34           (5)
  Gas Gathering & Processing                               3             -
  Administrative (a)                                     (32)         (19)
                                                       -----        ------
                                                        $222          $124
  Inventory Mkt. Val. Res. Adj.                          155            88
                                                       -----        ------
Total Marathon Group                                    $377          $212

CAPITAL EXPENDITURES                                    $100           $97

OPERATING STATISTICS

Net Liquids Production (b):
    Domestic                                           125.9         129.2
    International                                       65.3          75.7
                                                      ------        ------
  Worldwide                                            191.2         204.9

Net Natural Gas Production (c):
    Domestic                                           689.8         653.1
    International - Equity                             596.7         487.6
    International - Other (d)                           35.2          53.9
                                                     -------       -------
  Worldwide                                          1,321.7       1,194.6

Average Equity Sales Prices:
  Liquid Hydrocarbons (per Bbl)
    Domestic                                          $16.17        $14.51
    International                                      18.57         16.78
  Natural Gas (per Mcf)
    Domestic                                           $2.02         $1.69
    International                                       1.87          1.84

Natural Gas Sales (c) (e):
    Domestic                                         1,090.8         996.8
    International                                      631.9         541.5
                                                     -------       -------
  Worldwide                                          1,722.7       1,538.3

Crude Oil Refined (b)                                  489.8         478.8
Refined Products Sold (b)                              725.3         729.7
- ------------

  (a) First quarter 1996 includes an estimated $14 million in expenses which were allocated to other operating components in 1995.
  (b) Thousands of barrels per day
  (c) Millions of cubic feet per day
  (d) Represents gas acquired for injection and subsequent resale
  (e) Represents equity, royalty and trading volumes

Part I - Financial Information (Continued):
   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                                      First Quarter Ended
                                                           March 31
(Dollars in millions, except per share amounts)        1996        1995*
- --------------------------------------------------------------------------------
REVENUES                                              $1,591        $1,580

OPERATING COSTS:
  Cost of sales (excludes items shown below)           1,415         1,348
  Selling, general and administrative expenses
   (credits)                                             (41)          (37)
  Depreciation, depletion and amortization                78            77
  Taxes other than income taxes                           58            55
                                                      ------        ------
     Total operating costs                             1,510         1,443
                                                      ------        ------
OPERATING INCOME                                          81           137

Other income                                               8            16
Interest and other financial income                        1             2
Interest and other financial costs                       (29)          (39)
                                                      ------        ------
INCOME BEFORE INCOME TAXES                                61           116

Less provision for estimated income taxes                 15            42
                                                      ------        ------
NET INCOME                                                46            74

Dividends on preferred stock                              (6)           (6)
                                                      ------        ------
NET INCOME APPLICABLE TO STEEL STOCK                     $40           $68
                                                      ======        ======

STEEL STOCK DATA:
  Net income per share - primary                        $.49          $.89
                  - fully diluted                        .48           .86

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Primary                                         83,197        76,173
    - Fully diluted                                   85,030        87,092





*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 36-40.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $29           $52
  Receivables, less allowance for doubtful
   accounts of $19 and $18                               559           579
  Receivable from other groups                            51            35
  Inventories                                            625           601
  Deferred income tax benefits                           181           177
                                                      ------        ------
     Total current assets                              1,445         1,444
Long-term receivables and other investments,
 less reserves of $25 and $23                            532           613
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,967 and $5,909                                     2,490         2,512
Long-term deferred income tax benefits                   347           362
Prepaid pensions                                       1,592         1,546
Other noncurrent assets                                   41            44
                                                      ------        ------
     Total assets                                     $6,447        $6,521
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $30            $8
  Accounts payable                                       726           815
  Payable to other groups                                  -            11
  Payroll and benefits payable                           408           389
  Accrued taxes                                          196           180
  Accrued interest                                        18            23
  Long-term debt due within one year                      84            93
                                                      ------        ------
     Total current liabilities                         1,462         1,519
Long-term debt, less unamortized discount                896           923
Employee benefits                                      2,416         2,424
Deferred credits and other liabilities                   237           247
Preferred stock of subsidiary                             64            64
                                                      ------        ------
     Total liabilities                                 5,075         5,177
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                            7             7
Common stockholders' equity                            1,365         1,337
                                                      ------        ------
     Total stockholders' equity                        1,372         1,344
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,447        $6,521
                                                      ======        ======

Selected notes to financial statements appear on pages 36-40.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                               $46           $74
Adjustments to reconcile to net cash provided
 from (used in) operating activities:
  Depreciation, depletion and amortization                78            77
  Pensions                                               (42)          (34)
  Postretirement benefits other than pensions              2           (22)
  Deferred income taxes                                   16            20
  Gain on disposal of assets                              (3)           (3)
  Changes in:
     Current receivables                                  (1)           80
     Inventories                                         (24)          (11)
     Current accounts payable and accrued expenses       (66)           26
  All other items - net                                  (19)          (33)
                                                      ------        ------
     Net cash provided from (used in) operating
      activities                                         (13)          174
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                     (56)          (56)
Disposal of assets                                        89            28
All other items - net                                     (3)            2
                                                      ------        ------
     Net cash provided from (used in) investing
      activities                                          30           (26)
                                                      ------        ------
FINANCING ACTIVITIES:
Change in U. S. Steel Group's share of USX
 consolidated debt                                       (20)         (131)
Specifically attributed debt - repayments                 (1)           (1)
Steel Stock issued                                         7            12
Dividends paid                                           (26)          (25)
                                                      ------        ------
     Net cash used in financing activities               (40)         (145)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (23)            3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            52            20
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $29           $23
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(31)         $(45)
  Income taxes (paid) refunded, including settlements
   with other groups                                     (18)           38




Selected notes to financial statements appear on pages 36-40.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1995.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 3. The method of calculating net income per share for the Steel Stock, Marathon Stock and Delhi Stock reflects the Board's intent that the separately reported earnings and surplus of the U. S. Steel Group, the Marathon Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

 4. Operating income includes net periodic pension credits of $40 million and $33 million in the first quarter of 1996 and 1995, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, is 10% for both 1996 and 1995.

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

                                                         (In millions)
                                                    -----------------------
                                                     March 31   December 31
                                                       1996         1995
                                                     --------   -----------
    Raw materials                                        $72          $89
    Semi-finished products                               319          300
    Finished products                                    163          143
    Supplies and sundry items                             71           69
                                                        ----          ----
      Total                                             $625         $601
                                                        ====          ====

 7. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1996, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At March 31, 1996, the balance of sold loans receivable subject to recourse was $62 million.
     USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     In 1990, USX and two former officials of the United Steelworkers of America
     (USWA) were convicted of violating Section 302 of the Taft-Hartley Act by reason of USX's grant of retroactive leaves of absence to union officials, which qualified them to receive pensions from USX. In addition, USX was convicted of mail fraud in the same proceedings. The U.S. District Court imposed a $4.1 million fine on USX and ordered USX to make restitution to the United States Steel and Carnegie Pension Fund of approximately $300,000. The verdict was affirmed on appeal and, in 1995, the fine and restitution were paid. In a separate proceeding, a former executive officer of USX pleaded guilty to a related misdemeanor. A related civil class action was commenced against USX and the USWA in 1989 (Cox, et al. v. USX, et al.) and was dismissed by the trial court by entry of summary judgment in favor of USX and USWA in 1991. The summary judgment was reversed by the U.S. Court of Appeals for the 11th Circuit in 1994, and the matter reinstated and returned to the trial court. In that civil class action, the plaintiffs' complaint asserts five causes of action arising out of conduct that was the subject of USX's 1990 criminal conviction and that allegedly relates to the negotiation of a 1983 local labor agreement, which resulted in the reopening of USX's Fairfield Works in 1984. The causes of action include claims asserted under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Employee Retirement Income Security Act (ERISA), specifically alleging that USX granted leaves of absence and pensions to union officials with intent to influence their approval, implementation and interpretation of the 1983 Fairfield Agreement. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling. USX and USWA have denied any liability to the plaintiffs and are vigorously defending these claims. A jury trial is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the Northern District of Alabama.

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1996, and December 31, 1995, accrued liabilities for remediation totaled $112 million and $116 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

 8.  (Continued)

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1996 and for the years December 31, 1995 and 1994, such capital expenditures totaled $14 million, $55 million and $57 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $42 million at March 31, 1996. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of March 31, 1996, the largest guarantee for a single affiliate was $23 million.

     At March 31, 1996, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $205 million compared with $178 million at December 31, 1995.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the first quarter 1996 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 45.

Results of Operations
- ---------------------
     Sales for the U. S. Steel Group increased $11 million in the first quarter of 1996 compared with the first quarter of 1995. The increase primarily reflected higher steel shipment volumes, generally offset by significantly lower steel shipment prices.

     Operating income for the U. S. Steel Group totaled $81 million in the first quarter of 1996, compared with operating income of $137 million in the same quarter of 1995. The $56 million decrease mainly reflected lower results from Steel and Related Businesses.

     Steel and Related Businesses reported operating income of $33 million in 1996, compared with operating income of $100 million in the same quarter of 1995. The $67 million decrease was mainly due to significantly lower steel shipment prices and severe winter weather at virtually all U. S. Steel's operating locations, partially offset by higher steel shipment volumes. In the first quarter of 1995, operating results were negatively affected by the effects of three planned blast furnace outages and higher accruals for profit sharing plans.

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Operating income for Administrative and Other Businesses in the first quarter of 1996 increased $11 million over the same quarter of 1995 primarily due to higher pension credits.

     Other income in the first quarter of 1996 decreased $8 million compared with first quarter 1995 due to lower income from affiliates.

     Net income for the U. S. Steel Group totaled $46 million, or $.49 per share, in the first quarter of 1996, compared with net income of $74 million, or $.89 per share, in the same quarter of 1995. The decline in net income primarily reflects the factors discussed above.

     First quarter 1996 steel shipments of 2.9 million tons increased more than 6% from the same quarter of 1995. Raw steel production in the first quarter of 1996

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

totaled 3.2 million tons, an increase of 7% over first quarter 1995. Raw steel production in the first quarter of 1996 averaged 99% versus 96% of capability in the first quarter of 1995. As a result of improvements in operating efficiencies, U. S. Steel has increased its stated annual raw steel production capability by 0.3 million tons to 12.8 million tons for 1996.

Outlook
- -------
     On April 2, 1996, a hearth break-out idled the Gary Works' No. 13 blast furnace, U. S. Steel's largest furnace, which provides about 9,000 tons of molten iron a day, almost half of Gary's total iron production and about one-fourth of U. S. Steel's total iron output. Repairs are in progress and are expected to take as much as five days more than the 50 to 55 days previously reported. The furnace is expected to return to production in late May 1996. Production is expected to increase throughout the month of June as the furnace returns to normal operation. The U. S. Steel Group is purchasing molten iron as well as steel slabs to offset some of the production loss during the outage. The outage will have a significant negative impact on the U. S. Steel Group's shipments, results of operations and cash flows in 1996, primarily in the second quarter. USX maintains physical damage and business interruption insurance coverage for events of this nature, subject to a $50 million deductible for recoverable items.

     The U. S. Steel Group expects a continued strong order book for the second quarter of 1996, although shipments will be lower than the first quarter because of limited steel availability. Improvement is anticipated in transaction prices for most products, and product mix should be more favorable than the first quarter of 1996. The U. S. Steel Group recently announced further price increases for sheet, plate and tubular products to take effect in June and July.

     Steel imports to the United States accounted for an estimated 20% of the domestic steel market in the first two months of 1996, and 21%, 25% and 19% for the years 1995, 1994 and 1993, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     During the third quarter of 1996, raw steel production will be reduced by a planned blast furnace outage at Fairfield Works.

Cash Flows
- ----------
     Net cash used in operating activities was $13 million in the first quarter of 1996, compared with net cash provided from operating activities of $174 million in the same period of 1995. The first quarter of 1996 included payments of $28 million related to the Pickering litigation and $10 million to the Voluntary Employee Benefit Association ("VEBA") Trust. The first quarter of 1995 reflected payments of $35 million to the VEBA Trust. Excluding these items, net cash from operating activities decreased by $184 million due to unfavorable working capital changes and decreased profitability.

     Cash from the disposal of assets increased $61 million in the first quarter of 1996 compared with the same quarter of 1995. The 1996 proceeds mainly reflected the sale of National-Oilwell. The 1995 proceeds mainly reflected property sales.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Capital expenditures for property, plant and equipment in the first quarter totaled $56 million for both 1996 and 1995. Capital expenditures for the year 1996 are expected to total approximately $320 million, compared with $324 million in 1995. Capital expenditures for 1996 will include spending on a blast furnace reline and continued spending on a new galvanizing line at Fairfield Works and additional environmental expenditures primarily at Gary Works. Contract commitments for capital expenditures at March 31, 1996 were $205 million, compared with $178 million at year-end 1995.

     In the second quarter of 1996, a new vacuum degasser at the Mon Valley Works is scheduled to become fully operational, enabling Mon Valley to convert an additional 1.2 million tons annually of steel production to higher-quality grades for quality critical applications such as automotive. Also, a new granulated coal injection system at the Fairfield Works blast furnace is in the final start-up phase and will increase efficiency and reduce costs of ironmaking.

     Financial obligations decreased $21 million in the first quarter of 1996 primarily reflecting the net effects of cash from operating and investing activities. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

     On May 2, 1996, an aggregate of 6.9 million shares of RMI Titanium Company
(RMI) Common Stock was sold in a public offering.  Included in the offering were
2.3 million shares sold by USX for net proceeds of $40 million. Following this transaction, USX owns approximately 27% of the outstanding common stock of RMI. USX will recognize a pretax gain in the second quarter of 1996 of approximately $50 million, a portion of which is attributable to a change in interest gain resulting from the shares sold by RMI.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX has been notified that it is a potentially responsible party ("PRP") at 28 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1996. In addition, there are 23 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 39 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------
                                 ($ in Millions)

                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1996          1995
                                                        ----          ----
REVENUES
  Steel and Related Businesses (a)                    $1,584        $1,549
  Other                                                    7            31
                                                      ------        ------
    Total U. S. Steel Group                           $1,591        $1,580


OPERATING INCOME (LOSS)

  Steel and Related Businesses (a)                       $33          $100
  Administrative and Other Businesses (b)                 48            37
                                                        ----         -----
    Total U. S. Steel Group                              $81          $137


CAPITAL EXPENDITURES                                     $56           $56


OPERATING STATISTICS

  Public & Affiliated Steel Shipments (c)              2,898         2,722
  Raw Steel-Production (c)                             3,154         2,945
  Raw Steel-Capability Utilization (d)                 99.1%         95.5%




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

  (c) Thousands of net tons

  (d) Based on annual raw steel production capability of 12.8 million tons for 1996 and 12.5 million tons for 1995.

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1996        1995*
- --------------------------------------------------------------------------------
REVENUES                                              $272.5        $137.4

OPERATING COSTS:
  Cost of sales (excludes items shown below)           248.4         113.1
  Selling, general and administrative expenses           6.7           6.4
  Depreciation, depletion and amortization               6.9           6.3
  Taxes other than income taxes                          2.0           2.0
                                                      ------        ------
     Total operating costs                             264.0         127.8
                                                      ------        ------
OPERATING INCOME                                         8.5           9.6

Other income                                              .2            .1
Interest and other financial costs                      (5.0)         (3.3)
                                                      ------        ------
INCOME BEFORE INCOME TAXES                               3.7           6.4

Less provision for estimated income taxes                1.3           2.2
                                                      ------        ------
NET INCOME                                               2.4           4.2

Net income applicable to Retained Interest                 -          (1.4)
                                                      ------        ------
NET INCOME APPLICABLE TO OUTSTANDING DELHI STOCK        $2.4          $2.8
                                                      ======        ======

DELHI STOCK DATA:
  Net income per share - primary and fully diluted      $.25          $.30

  Dividends paid per share                               .05           .05

  Weighted average shares, in thousands
    - Primary and fully diluted                        9,447         9,438








*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 49-52.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                    March 31    December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $2.3          $1.9
Receivables, less allowance for doubtful
   accounts of $.8 and $.8                              95.5          93.2
  Receivable from other groups                            .7            .3
  Inventories                                            6.3          10.7
  Other current assets                                   3.3           3.2
                                                      ------        ------
     Total current assets                              108.1         109.3
Long-term receivables and other investments              8.3           8.3
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $439.8 and $433.9                                     518.0         502.3
Other noncurrent assets                                  2.5           4.4
                                                      ------        ------
     Total assets                                     $636.9        $624.3
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $6.6          $1.6
  Accounts payable                                     138.4         137.7
  Payable to other groups                                  -            .1
  Payroll and benefits payable                           3.8           3.8
  Accrued taxes                                          7.8           7.0
  Accrued interest                                       3.5           4.9
  Long-term debt due within one year                    17.8          18.8
                                                      ------        ------
     Total current liabilities                         177.9         173.9
Long-term debt, less unamortized discount              187.1         182.0
Long-term deferred income taxes                        136.6         135.9
Deferred credits and other liabilities                  17.4          16.5
Preferred stock of subsidiary                            3.8           3.8
                                                      ------        ------
     Total liabilities                                 522.8         512.1


STOCKHOLDERS' EQUITY                                   114.1         112.2
                                                      ------        ------
     Total liabilities and stockholders' equity       $636.9        $624.3
                                                      ======        ======








Selected notes to financial statements appear on pages 49-52.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $2.4          $4.2
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               6.9           6.3
  Pensions                                                .7            .4
  Deferred income taxes                                   .5           1.1
  Gain on disposal of assets                             (.4)          (.4)
  Changes in:
     Current receivables - sold                            -           6.0
                        - operating turnover            (2.7)         (3.0)
     Inventories                                         4.4           4.1
     Current accounts payable and accrued expenses       1.6           5.1
  All other items - net                                  2.1            .5
                                                      ------        ------
     Net cash provided from operating activities        15.5          24.3
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (22.6)         (5.6)
Disposal of assets                                        .6           4.4
                                                      ------        ------
     Net cash used in investing activities             (22.0)         (1.2)
                                                      ------        ------
FINANCING ACTIVITIES:
Change in Delhi Group's share of USX consolidated debt   7.4         (22.0)
Dividends paid                                           (.5)          (.5)
Payment attributed to Retained Interest                    -           (.2)
                                                      ------        ------
     Net cash provided from (used in) financing
      activities                                         6.9         (22.7)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 .4            .4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           1.9            .1
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $2.3           $.5
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid              $(6.3)        $(4.0)
  Income taxes (paid) refunded, including settlements
   with other groups                                      .2          (2.1)








Selected notes to financial statements appear on pages 49-52.

                         DELHI GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1995.

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

     On June 15, 1995, USX eliminated the Marathon Group's Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX-Delhi Group Common Stock (Delhi Stock)). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Delhi and Marathon Groups. The transfer was made at a price of $12.75 per equivalent share of Delhi Stock, or an aggregate of $58.2 million. The Retained Interest represented the Marathon Group's interest in the earnings and equity of the Delhi Group. Prior to the elimination, the Retained Interest was approximately 33%, based on the 14,003,205 shares of Delhi Stock designated by the Board to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group.

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

 3. The method of calculating net income per share for the Delhi Stock, Marathon Stock and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Delhi Group, the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

     Primary net income per share is calculated by adjusting net income for dividend requirements of preferred stock and income that was applicable to the Retained Interest and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income per share assumes exercise of stock options, provided the effect is not antidilutive.

 4. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the Delhi Group, the Marathon Group and the U. S. Steel Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Delhi Group, the Marathon Group and the U.
     S. Steel Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1996         1995
                                                     --------   -----------
    Natural gas in storage                              $5.0          $9.4
    Natural gas liquids (NGLs) in storage                 .2            .2
    Materials and supplies                               1.1           1.1
                                                        ----          ----
      Total                                             $6.3         $10.7
                                                        ====          ====

 6. The Delhi Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1996, the amount sold under the program that had not been collected was $50.0 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

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

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 7.  (Continued)

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1996 and for the years December 31, 1995 and 1994, such capital expenditures totaled $1.8 million, $5.5 million and $4.6 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At March 31, 1996, contract commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $21.0 million compared with $9.3 million at December 31, 1995.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation ("DGP") and certain other subsidiaries of USX Corporation ("USX") which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the first quarter 1996 USX consolidated financial information and the Delhi Group financial statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 57.

Results of Operations
- ---------------------
     Sales totaled $272.5 million in the first quarter of 1996, compared with $137.4 million in the first quarter of 1995, as summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
                                                      -------------------
(Dollars in millions)                                  1996         1995
                                                       -----         -----
Gas Sales and Trading                                 $247.6        $117.3
Transportation                                           3.9           2.4
Gas Processing                                          19.1          17.2
Other                                                    1.9            .5
                                                      ------        ------
Total Sales                                           $272.5        $137.4
                                                      ======        ======

     The 98% increase from last year's first quarter was primarily due to higher prices related to gas sales and trading and increased trading volumes.

     Operating income of $8.5 million was recorded in the first quarter of 1996, compared with $9.6 million in the first quarter of 1995. The $1.1 million decrease reflected lower margins on gas sales and trading. These lower margins reflect the negative impact, estimated at $2.9 million, of a previously disclosed market anomaly caused by extreme winter weather in the eastern United States and the inability to move Texas gas to that market due to transportation constraints. Gas sales volumes remained relatively flat as some gas sales volumes that were converted to transportation volumes were replaced by gas sales from storage.

     Natural gas volumes from trading sales totaled 624.6 million cubic feet per day ("mmcfd") in the first quarter of 1996, compared with 207.6 mmcfd in the first quarter of 1995. The trading business involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems and the subsequent sale of like volumes. Unit margins earned in the trading business are usually significantly less than those earned on system sales.

     The transportation margin increased $1.5 million in the first quarter of 1996 compared with the first quarter of 1995 mainly due to an 83% increase in transportation volumes, partially offset by lower transportation rates. The increase in transportation volumes primarily reflected new transportation agreements in addition to some conversion of gas sales volumes to transportation volumes.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The gas processing margin decreased $1.8 million in the first quarter of 1996 from 1995 mainly as a result of a 40% increase in feedstock costs and a 10% decline in natural gas liquids ("NGLs") sales volumes.

     Interest and other financial costs were $5.0 million in the first quarter of 1996, compared with $3.3 million in the first quarter of 1995. The increase was mainly due to increased debt levels that primarily resulted from the second quarter 1995 elimination of the Marathon Group's Retained Interest.

     Net income of $2.4 million, or $.25 per share, was recorded in the first quarter of 1996, compared with $4.2 million, or $.30 per share, in the first quarter of 1995. The decrease in net income primarily reflects the factors discussed above.

Outlook
- -------
     The Delhi Group's operating results from gas sales are affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The levels of gas sales and trading margins for future periods are difficult to project accurately because of fluctuations in customer demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. The Delhi Group attempts to sell all of the natural gas available on its system each month. Natural gas volumes not sold to its premium markets are typically sold in the short-term interruptible ("spot") market, generally at lower average unit margins than those realized from premium sales. Because the strongest demand for gas and the highest gas sales unit margins generally occur during the winter heating season, the Delhi Group has historically recognized the greatest portion of income from its gas sales business during the first and fourth quarters of the year.

     Since the adoption of Federal Energy Regulatory Commission ("FERC") Order No. 636 in 1992, competition has increased significantly, and the domestic gas industry is expected to remain highly competitive in the future. On the supply side, gas producers now have easier access to end-user sales markets, which, at times, has resulted in the conversion of their contracts with midstream gathering and distribution companies, like DGP, from sales to transportation agreements. On the sales side, securing new premium service agreements has become increasingly difficult. However, management believes that its increased focus on core operating areas, an emphasis on sour gas gathering and treating services and its ability to maintain a long-term dedicated reserve base and to provide reliable sales service will enable the Delhi Group to remain a competitive entity in the markets that it serves.

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

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Cash Flows
- ----------
     Net cash provided from operating activities was $15.5 million in the first quarter of 1996, compared with $24.3 million in the first quarter of 1995. The decrease is primarily due to unfavorable working capital changes.

     Capital expenditures for the Delhi Group were $22.6 million in the first quarter of 1996, compared with $5.6 million in the first quarter of 1995. Capital expenditures for the year 1996 are expected to approximate $75 million, exceeding the $50 million expended in 1995. Spending in 1996 will include a major expansion of treating, gathering and transmission facilities in east Texas to service the rapidly developing Pinnacle Reef gas play. The Delhi Group will continue to target additional expenditures to add new dedicated gas reserves, expand existing facilities and acquire new facilities as opportunities arise in its core operating areas. Contract commitments for capital expenditures were $21.0 million at March 31, 1996, compared with $9.3 million at year-end 1995.

     Cash from disposal of assets decreased $3.8 million in the first quarter of 1996 compared with the first quarter of 1995. The 1995 proceeds mainly reflected the sale of non-strategic properties in Arkansas and Oklahoma.

     Financial obligations increased by $7.4 million in the first quarter of 1996, mainly resulting from the Delhi Group's increased capital expenditures partially offset by net cash provided from operating activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

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

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------
                                 ($ in Millions)


                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1996         1995
                                                       ----         ----
GROSS MARGIN
  Gas Sales and Trading Margin                         $19.4         $20.6
  Transportation Margin                                  3.9           2.4
                                                      ------        ------
  Systems and Trading Margin                            23.3          23.0
  Gas Processing Margin                                  4.9           6.7
                                                      ------        ------
    Total Gross Margin                                 $28.2         $29.7

OPERATING INCOME                                       $ 8.5          $9.6

CAPITAL EXPENDITURES                                   $22.6          $5.6


OPERATING STATISTICS

Natural Gas Volumes (a)
  Natural Gas Sales                                    624.8         631.1
  Transportation                                       422.4         231.0
                                                     -------        ------
    Systems Throughput                               1,047.2         862.1
  Trading Sales                                        624.6         207.6
  Partnership - equity share (b)                           -          14.0
                                                     -------        ------
    Total Sales Volumes                              1,671.8       1,083.7

Natural Gas Liquids Sales (c)                          727.8         810.6


- ------------

  (a) Millions of cubic feet per day
  (b) Related to an investment which was sold in the second quarter of 1995
  (c) Thousands of gallons per day

Part II - Other Information
- ----------------------------

Item 1.- LEGAL PROCEEDINGS

   Marathon Group

   (a) Environmental Proceedings

     On March 29, 1996, the U.S. Department of Justice ("DOJ") filed a Complaint in the U.S. District Court, Southern District, Illinois against Marathon Oil Company for violation of the Clean Air Act ("CAA") and the Resource Conservation and Recovery Act ("RCRA"). The CAA violations, which pertain to a boiler at the Robinson, Illinois refinery, arise from alleged past noncompliance with the State's opacity, particulate and carbon monoxide air emission standards. Marathon contends that it is currently in compliance with the air emission standards. The RCRA violation, which pertains to a land treatment unit at the Robinson refinery, arises from alleged past noncompliance with the Land Disposal Restrictions that require the pretreatment of hazardous wastes prior to land disposal. The DOJ proposed a penalty settlement prior to the filing of the Complaint of $975,000.

   U. S. Steel Group

   (a) B&LE Litigation

     On May 1, 1996, settlement was reached with plaintiffs in the remaining action in the Lower Lake Erie Iron Ore Antitrust Litigation (Toledo World Terminal vs. B&LE), with payment to the plaintiffs of $6.9 million due on or before June 15, 1996.

   (b) Environmental Proceedings - Gary Works

     On April 3, 1996, USX announced a final agreement with the Indiana
          Department of Environmental Management to settle air pollution violations at the Gary Works by paying a $6 million fine and agreeing to spend up to $100 million for pollution control equipment and programs over the next two years.

- --------------------------------------

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

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1996         1995
                                                       ----         ----
INCOME DATA:
Revenues                                              $3,612       $3,319*
Operating income                                         382          218*
Net income                                               208           59

*Reclassified to conform to 1996 classifications.

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1996         1995
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $2,704        $2,656
Noncurrent assets                                      7,925         8,088
                                                      ------        ------
Total assets                                         $10,629       $10,744
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,650        $1,659
Noncurrent liabilities                                 7,528         7,842
Stockholder's equity                                   1,451         1,243
                                                      ------        ------
Total liabilities and stockholder's equity           $10,629       $10,744
                                                      ======        ======

- ----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

           3.  Articles of Incorporation and By-Laws
               (a) USX'S Restated Certificate of Incorporation dated November 1,
                   1993 (Incorporated by reference to Exhibit 3.1 to USX's Quarterly Report on Form 10-Q for the Quarter Ended
                   September 30, 1993)

               (b) USX'S By-laws, effective as of June 28, 1994 (Incorporated by reference to Exhibit 4.2 to Amendment No. 3 to Registration Statement on Form S-3, File No. 33-50191)

          12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          12.2 Computation of Ratio of Earnings to Fixed Charges

          27.  Financial Data Schedule

   (b) REPORTS ON FORM 8-K

    Form 8-K dated January 26, 1996 reporting under Item 5, Other Events, the preliminary unaudited results of operations for the year ended December 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.




      USX CORPORATION



      By /s/ Lewis B. Jones
           Lewis B. Jones
          Vice President &
            Comptroller


May 14, 1996