Form 10-Q
period 1996-06-30
USX CORP
filed 1996-08-13
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

Common stock outstanding at July 31, 1996 follows:

               USX-Marathon Group       -    287,479,053    shares
               USX-U. S. Steel Group    -     84,394,574    shares
               USX-Delhi Group          -      9,448,269    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          14

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         15

               Financial Statistics                                 20

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               21

               Marathon Group Balance Sheet                         22

               Marathon Group Statement of Cash Flows               23

               Selected Notes to Financial Statements               24

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              28

               Supplemental Statistics                              34

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            35

               U. S. Steel Group Balance Sheet                      36

               U. S. Steel Group Statement of Cash Flows            37

               Selected Notes to Financial Statements               38

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          43

               Supplemental Statistics                              48

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  49

               Delhi Group Balance Sheet                            50

               Delhi Group Statement of Cash Flows                  51

               Selected Notes to Financial Statements               52

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          56

               Supplemental Statistics                              60

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    61

       Item 5. Other Information                                    62

       Item 6. Exhibits and Reports on Form 8-K                     63

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1996   1995*    1996    1995*
- --------------------------------------------------------------------------------
REVENUES                                        $5,841  $5,285 $11,310  $10,327

OPERATING COSTS:
 Cost of sales (excludes items shown below)      4,396   3,736   8,468    7,394
 Inventory market valuation charges (credits)       72       2     (83)     (86)
 Selling, general and administrative expenses       50      53      94       95
 Depreciation, depletion and amortization          255     300     522      590
 Taxes other than income taxes                     806     783   1,548    1,539
 Exploration expenses                               23      27      56       53
 Restructuring credits                               -      (6)      -       (6)
                                                ------  ------  ------   ------
   Total operating costs                         5,602   4,895  10,605    9,579
                                                ------  ------  ------   ------

OPERATING INCOME                                   239     390     705      748

Gain on affiliate stock offering                    53       -      53        -
Other income                                        15      30      49       50
Interest and other financial income                  7      13      12       17
Interest and other financial costs                (111)   (132)   (231)    (265)
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         203     301     588      550

Less provision for estimated income taxes           49     111     169      206
                                                ------  ------  ------   ------

NET INCOME                                         154     190     419      344

Dividends on preferred stock                        (5)     (8)    (11)     (16)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $149    $182    $408     $328
                                                ======  ======  ======   ======







*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1996    1995    1996     1995
- --------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                       $124    $107    $340     $182
   - Per share - primary                           .43     .37    1.18      .63
            - fully diluted                        .43     .37    1.17      .63

 Dividends paid per share                          .17     .17     .34      .34

 Weighted average shares, in thousands
   - Primary                                   287,604 287,246 287,532  287,217
   - Fully diluted                             293,582 293,504 296,565  287,225

APPLICABLE TO STEEL STOCK:

 Net income                                        $27     $74     $67     $142
   - Per share - primary                           .32     .99     .80     1.87
            - fully diluted                        .32     .95     .80     1.80

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Primary                                    83,653  76,562  83,425   76,373
   - Fully diluted                              83,653  87,484  84,619   87,293

APPLICABLE TO OUTSTANDING DELHI STOCK:

 Net income (loss)                                 $(1)     $1      $1       $4
   - Per share - primary and fully diluted        (.12)    .12     .13      .42

 Dividends paid per share                          .05     .05     .10      .10

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,450   9,438   9,449    9,438













Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     June 30    December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $100          $131
  Receivables, less allowance for doubtful
   accounts of $20 and $22                             1,088         1,203
  Inventories                                          1,852         1,764
  Deferred income tax benefits                            57            76
  Other current assets                                    59            66
                                                      ------        ------
     Total current assets                              3,156         3,240
Long-term receivables and other investments,
 less reserves of $25 and $23                            748           836
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,412 and $15,233                                  10,367        10,535
Prepaid pensions                                       1,922         1,820
Other noncurrent assets                                  302           312
                                                      ------        ------
     Total assets                                    $16,495       $16,743
                                                      ======        ======




























Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30    December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Notes payable                                         $217           $40
  Accounts payable                                     1,936         2,157
  Payroll and benefits payable                           477           473
  Accrued taxes                                          254           263
  Accrued interest                                       119           122
  Long-term debt due within one year                     283           465
                                                      ------        ------
     Total current liabilities                         3,286         3,520
Long-term debt, less unamortized discount              4,064         4,472
Long-term deferred income taxes                          999           898
Employee benefits                                      2,779         2,772
Deferred credits and other liabilities                   486           503
Preferred stock of subsidiary                            250           250
                                                      ------        ------
     Total liabilities                                11,864        12,415
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stock -
  6.50% Cumulative Convertible issued - 6,900,000 shares
   ($345 liquidation preference)                           7             7
Common stocks:
  Marathon Stock issued - 287,478,771 shares and
   287,398,342 shares                                    288           287
  Steel Stock issued - 84,098,600 shares and
   83,042,305 shares                                      84            83
  Delhi Stock issued - 9,448,269 shares and
   9,446,769 shares                                        9             9
Additional paid-in capital                             3,975         4,094
Retained earnings (deficit)                              303          (116)
Other equity adjustments                                 (35)          (36)
                                                      ------        ------
     Total stockholders' equity                        4,631         4,328
                                                      ------        ------
     Total liabilities and stockholders' equity      $16,495       $16,743
                                                      ======        ======










Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $419          $344
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               522           590
  Exploratory dry well costs                              23            17
  Inventory market valuation credits                     (83)          (86)
  Pensions                                               (90)          (78)
  Postretirement benefits other than pensions             15            (8)
  Deferred income taxes                                  120            78
  Gain on disposal of assets                             (31)          (11)
  Gain on affiliate stock offering                       (53)            -
  Restructuring credits                                    -            (6)
  Changes in:
     Current receivables - sold                            -           (10)
                         - operating turnover             31             5
     Inventories                                          (5)          (29)
     Current accounts payable and accrued expenses      (197)          (58)
  All other items - net                                  (10)           20
                                                      ------        ------
     Net cash provided from operating activities         661           768
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (450)         (413)
Disposal of assets                                       258            68
All other items - net                                     (5)           13
                                                      ------        ------
     Net cash used in investing activities              (197)         (332)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements-net    (3)         (238)
Other debt - repayments                                 (376)          (18)
Common stock issued                                       34            22
Dividends paid                                          (150)         (149)
                                                      ------        ------
     Net cash used in financing activities              (495)         (383)
                                                      ------        ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (31)           53
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           131            48
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $100          $101
                                                       =====         =====
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(240)        $(237)
  Income taxes paid                                      (61)          (92)

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

     Primary net income (loss) per share is calculated by adjusting net income for dividend requirements of preferred stock and, in the case of Delhi Stock, for the income applicable to the Retained Interest prior to June 15, 1995, the date USX eliminated the Marathon Group's Retained Interest in the Delhi Group; and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

 3. The items below are included in both revenues and operating costs, resulting in no effect on income.

                                                  (In millions)
                                        -------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1996    1995    1996     1995
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $700    $681  $1,333   $1,328
    Matching crude oil and refined product
      buy/sell transactions settled in cash        723     491   1,322    1,052

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 4. Operating income includes net periodic pension credits of $78 million and $72 million in the first six months of 1996 and 1995, respectively, ($41 million and $36 million in the second quarter of 1996 and 1995, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.
     The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, is 10% for both 1996 and 1995.

 5. In 1994, restructuring charges totaling $40 million were reported for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. In the second quarter of 1995, disposition of these assets was completed at higher than anticipated sales proceeds, resulting in restructuring credits of $11 million ($6 million included in operating income and $5 million included in other income).

 6.  On May 2, 1996, an aggregate of 6.9 million shares of RMI Titanium Company
     (RMI) common stock was sold in a public offering at a price of $18.50 per share and total net proceeds of $121 million. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. USX recognized a total pretax gain in the second quarter of 1996 of $53 million, of which $34 million was attributable to the shares sold by USX and $19 million was attributable to the increase in value of USX's investment as a result of the shares sold by RMI. The income tax effect related to the total gain was $19 million. As a result of this transaction, USX's ownership in RMI decreased from approximately 50% to 27%. USX continues to account for its investment in RMI under the equity method of accounting.

 7. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

 8. Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1996         1995
                                                     --------   -----------
    Raw materials                                       $585         $609
    Semi-finished products                               308          300
    Finished products                                    933          901
    Supplies and sundry items                            152          163
                                                      ------        ------
      Total (at cost)                                  1,978        1,973
    Less inventory market valuation reserve              126          209
                                                      ------        ------
      Net inventory carrying value                    $1,852       $1,764
                                                      ======        ======

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

 9. At June 30, 1996, USX had no borrowings against its $2,325 million long-term revolving credit agreement. At June 30, 1996, $14 million of commercial paper is supported by the $2,325 million in unused and available credit and, accordingly, is classified as long-term debt.

     USX had $60 million of borrowings at June 30, 1996, against its short-term lines of credit totaling $200 million, which require maintenance of compensating balances of 3%. In addition, USX had other outstanding short-term borrowings of $157 million.

     In the event of a change in control of USX, debt obligations totaling $3,402 million at June 30, 1996, may be declared immediately due and payable.

10. USX has agreements (the programs) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1996, the amount sold under the programs that had not been collected was $740 million, which will be forwarded to the buyers at the end of the agreements, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the programs will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% to 115% of the programs' size. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At June 30, 1996, the balance of sold loans receivable subject to recourse was $59 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

11. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1996, and December 31, 1995, accrued liabilities for remediation totaled $146 million and $153 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $23 million at June 30, 1996, and $22 million at December 31, 1995.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1996 and for the years 1995 and 1994, such capital expenditures totaled $59 million, $111 million and $132 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


11.  (Continued)

     At June 30, 1996, and December 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $132 million and $128 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities totaled
     $46 million at June 30, 1996. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of June 30, 1996, the largest guarantee for a single affiliate was $21 million.

     At June 30, 1996, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $186 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at June 30, 1996, totaled $416 million compared with $299 million at December 31, 1995.


                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------



   Six Months Ended
       June 30                           Year Ended December 31
- --------------------    -------------------------------------------------------

   1996        1995         1995        1994         1993        1992      1991
   ----        ----         ----        ----         ----        ----      ----
   3.15        2.69         1.50        1.92         (a)         (a)       (a)
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



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------

   Six Months Ended
       June 30                           Year Ended December 31
- ---------------------   -------------------------------------------------------

   1996        1995         1995        1994         1993        1992      1991
   ----        ----         ----        ----         ----        ----      ----
   3.37        2.92         1.63        2.08         (a)         (a)       (a)
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The following discussion should be read in conjunction with the second quarter 1996 USX consolidated financial statements and selected notes. For income per common share amounts applicable to each of USX's three classes of common stock (Marathon Stock, Steel Stock and Delhi Stock), see Consolidated Statement of Operations - Income per Common Share. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

Results of Operations
- ---------------------
     Revenues increased by $556 million, or 11%, in the second quarter of 1996 as compared with the second quarter of 1995. The improvement reflected increases of 12% for the Marathon Group (excluding matching buy/sell transactions and consumer excise taxes which are included in both revenues and operating costs, resulting in no effect on operating income) due mainly to higher average refined product, worldwide liquid hydrocarbon and domestic natural gas prices, and 52% for the Delhi Group due mainly to higher natural gas prices and increased trading volumes, partially offset by a decline of 3% for the U. S. Steel Group.

     Revenues increased by $983 million, or 10%, in the first six months of 1996 as compared with the first six months of 1995. The improvement reflected increases of 12% for the Marathon Group (excluding matching buy/sell transactions and consumer excise taxes) due mainly to higher average refined product, worldwide liquid hydrocarbon and domestic natural gas prices, and 75% for the Delhi Group due mainly to higher natural gas prices and increased trading volumes. These increases were partially offset by a decline of 1% for the U. S. Steel Group.

     Operating income declined by $151 million, or 39%, in the second quarter of 1996 as compared with the second quarter of 1995. Operating income in the second quarter of 1996 included pretax charges of $39 million for repair costs on the Gary (Ind.) Works No. 13 blast furnace (which was damaged during a hearth break-out on April 2, 1996), unrelated legal accruals of $20 million and an unfavorable effect of $72 million resulting from an increase in the inventory market valuation reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. Operating income in the second quarter of 1995 included charges of $29 million related to the Pickering v. USX litigation and $27 million for repair of the Gary Works No. 8 blast furnace (which was damaged by an explosion on April 5, 1995) and an unfavorable effect of $2 million resulting from an increase in the inventory market valuation reserve. These factors were partially offset by a favorable adjustment of $6 million related to completion of the planned disposition of certain nonstrategic gas gathering and processing assets. Excluding the effects of these items, operating income decreased by $72 million, or 16%, in the second quarter of 1996 as compared with the second quarter of 1995, due primarily to a decline of $129 million for the U. S. Steel Group, partially offset by an increase of $53 million for the Marathon Group. The decline for the U. S. Steel Group mainly reflected lower steel prices, and cost inefficiencies and reduced shipments related to the No. 13 blast furnace outage, partially offset by an improved product mix. The increase for the Marathon Group primarily reflected increases in worldwide liquid hydrocarbon and domestic natural gas prices, partially offset by lower refined product margins.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income decreased by $43 million in the first six months of 1996 as compared with the first six months of 1995. Operating income in the first six months of 1996 included a favorable effect of $83 million resulting from a decrease in the inventory market valuation reserve, partially offset by expenses of $39 million for repair of the Gary Works No. 13 blast furnace and unrelated legal accruals of $20 million. Operating income in the first six months of 1995 included a favorable effect of $86 million resulting from a decrease in the inventory market valuation reserve and a favorable adjustment of $6 million related to completion of the planned disposition of certain nonstrategic gas gathering and processing assets, partially offset by charges of $29 million related to the Pickering v. USX litigation and $27 million for repair of the Gary Works No. 8 blast furnace. Excluding the effects of these items, operating income decreased by $31 million, or 4%, in the first six months of 1996 as compared with the first six months of 1995, due primarily to a decline of $185 million for the U. S. Steel Group, partially offset by an increase of $151 million for the Marathon Group.

     Gain on affiliate stock offering totaled $53 million for the second quarter and first six months of 1996. For further details, see Note 6 to the Consolidated Financial Statements.

     Other income was $49 million in the first six months of 1996, compared with $50 million in the first six months of 1995. Other income in the first six months of 1996 included gains of $21 million on disposal of assets, mainly related to the sale of the Marathon Group's equity interest in a domestic pipeline company. Excluding these gains, other income declined by $22 million, primarily due to lower income from affiliates.

     Net interest and other financial costs decreased by $29 million in the first six months of 1996 as compared with the first six months of 1995, primarily due to lower average debt levels.

     Net income decreased by $36 million, or 19%, in the second quarter of 1996 as compared with the second quarter of 1995, and increased by $75 million, or 22%, in the first six months of 1996 as compared with the first six months of 1995.

Outlook
- -------
     The Gary Works No. 13 blast furnace, which represents about one-half of Gary Works iron producing capacity and roughly one-fourth of U.S. Steel's iron capacity, was damaged April 2 in a hearth break-out. In addition to direct repair costs, operating results were adversely affected by production inefficiencies at Gary (as well as other U. S. Steel plants), reduced shipments and higher costs for purchased iron and semifinished steel. The total effect of the No. 13 blast furnace outage on operating income in the second quarter and first six months is estimated to be more than $100 million. The No. 13 blast furnace has been operating since May 30 but some lingering impacts of the outage will continue beyond the second quarter. USX maintains physical damage and business interruption insurance coverage for events of this nature, subject to a $50 million deductible for recoverable items. However, an estimate of the amount or timing of potential recoveries cannot be made at this time.

     See Environmental Matters, Contingencies and Commitments, below, for a discussion of matters relating to litigation (particularly Cox v. USX).

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Dividends to Stockholders
- -------------------------
     On July 30, 1996, the USX Board of Directors (the "Board") declared dividends of 17 cents per share on Marathon Stock, 25 cents per share on Steel Stock and five cents per share on Delhi Stock, all payable September 10, 1996, to stockholders of record at the close of business on August 21, 1996.

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.50% Cumulative Convertible Preferred Stock, payable September 30, 1996, to stockholders of record at the close of business on September 3, 1996.

Cash Flows
- ----------
     At June 30, 1996, cash and cash equivalents totaled $100 million, compared with $131 million at December 31, 1995.

     Net cash provided from operating activities totaled $661 million in the first six months of 1996, compared with $768 million in the first six months of 1995. The 1996 period reflected payments of $39 million related to certain state tax issues and $28 million for final payment of the Pickering v. USX litigation. Excluding the effects of these items, net cash provided from operating activities decreased by $40 million mainly due to unfavorable working capital changes.

     In July 1996, USX made a payment of $59 million to the Internal Revenue Service("IRS") for certain agreed and unagreed adjustments relating to the tax year 1990. USX believes that it has made adequate provision for income taxes and related interest which may become payable for all years not settled with the IRS.

     Cash from the disposal of assets was $258 million in the first six months of 1996, compared with $68 million in the first six months of 1995. The 1996 proceeds primarily reflected the sale of the U. S. Steel Group's investment in National- Oilwell (an oil field service joint venture); the sale of shares of RMI Common Stock; sales of the Marathon Group's interests in oil and gas production properties in Indonesia and Tunisia and the sale of the Marathon Group's equity interest in a domestic pipeline company. The 1995 proceeds primarily reflected property sales.

     Capital expenditures for property, plant and equipment in the first six months of 1996 were $450 million, compared with $413 million in the first six months of 1995. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the year 1996, capital expenditures are expected to total approximately $1,160 million. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group. Contract commitments for capital expenditures were $416 million at June 30, 1996, compared with $299 million at December 31, 1995.

     At June 30, 1996, USX's total long-term debt, preferred stock of subsidiary and notes payable, was $4,814 million, down $413 million from December 31, 1995, primarily due to the redemption of $161 million of Marathon 9-3/4% Guaranteed Notes due 1999, retirement of $174 million of Swiss Franc Bonds due 1996 and related

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

obligations, and decreases of $119 million in commercial paper. At June 30, 1996, USX had no outstanding borrowings against its long-term revolving credit facility, leaving $2,325 million of availability. In August 1996, USX completed a transaction amending this credit facility to extend the maturity by two years (from August 18, 1999 to August 18, 2001), reduce pricing to current market levels, and increase the size of the facility by $25 million to $2,350 million. At June 30, 1996, USX had $60 million of outstanding borrowings against its short-term lines of credit totaling $200 million which require maintenance of compensating balances of 3%, and no outstanding borrowings against its short-term credit agreements of $175 million which require commitment fees. USX had other outstanding short-term borrowings of $157 million of uncommitted credit lines.

Liquidity
- ---------
     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of June 30, 1996, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1996 and years 1997 and 1998, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 11 to the Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 41 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1996. In addition, there are 33 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 103 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 11 to the Consolidated Financial Statements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 11 to the Consolidated Financial Statements. Included among these actions is a jury trial in a civil class action (Cox, et al. v. USX, et al.) related to the Fairfield Agreement Litigation which is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the Northern District of Alabama. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling.

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

                                 USX CORPORATION
                              FINANCIAL STATISTICS
                              --------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
(Dollars in millions)                            1996    1995    1996     1995
- --------------------------------------------------------------------------------

REVENUES
 Marathon Group                                 $4,071  $3,530  $7,698   $6,868
 U. S. Steel Group                               1,580   1,627   3,171    3,207
 Delhi Group                                       212     140     485      277
 Eliminations                                      (22)    (12)    (44)     (25)
                                               ------- ------- -------  -------
   Total                                        $5,841  $5,285 $11,310  $10,327


OPERATING INCOME

 Marathon Group                                   $234    $251    $611     $463
 U. S. Steel Group                                   1     133      82      270
 Delhi Group                                         4       6      12       15
                                                ------  ------  ------  ------
   Total                                          $239    $390    $705     $748


CAPITAL EXPENDITURES

 Marathon Group                                   $150    $161    $250     $258
 U. S. Steel Group                                 102      86     158      142
 Delhi Group                                        20       7      42       13
                                                ------  ------  ------   ------
   Total                                          $272    $254    $450     $413

Part I - Financial Information (Continued):

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1996   1995*    1996    1995*
- --------------------------------------------------------------------------------
REVENUES                                        $4,071  $3,530  $7,698   $6,868

OPERATING COSTS:
 Cost of sales (excludes items shown below)      2,742   2,230   5,172    4,439
 Inventory market valuation charges (credits)       72       2     (83)     (86)
 Selling, general and administrative expenses       82      79     160      152
 Depreciation, depletion and amortization          173     209     355      416
 Taxes other than income taxes                     745     732   1,427    1,431
 Exploration expenses                               23      27      56       53
                                                ------  ------  ------   ------
   Total operating costs                         3,837   3,279   7,087    6,405
                                                ------  ------  ------   ------

OPERATING INCOME                                   234     251     611      463

Other income                                         3       6      28       10
Interest and other financial income                  5      10       9       13
Interest and other financial costs                 (77)    (94)   (163)    (185)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                         165     173     485      301

Less provision for estimated income taxes           41      65     145      116
                                                ------  ------  ------   ------

NET INCOME                                         124     108     340      185

Dividends on preferred stock                         -      (1)      -       (3)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO MARATHON STOCK           $124    $107    $340     $182
                                                ======  ======  ======   ======

MARATHON STOCK DATA:
 Net income per share
   - Primary                                      $.43    $.37   $1.18     $.63
   - Fully diluted                                 .43     .37    1.17      .63

 Dividends paid per share                          .17     .17     .34      .34

 Weighted average shares, in thousands
   - Primary                                   287,604 287,246 287,532  287,217
   - Fully diluted                             293,582 293,504 296,565  287,225

*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 24-27.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------
                                                     June 30    December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $79           $77
  Receivables, less allowance for doubtful
   accounts of $2 and $3                                 516           541
  Receivable from other groups                             -            11
  Inventories                                          1,216         1,152
  Other current assets                                   100           107
                                                      ------        ------
     Total current assets                              1,911         1,888
Long-term receivables and other investments              207           215
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $8,970 and $8,890                                     7,320         7,521
Prepaid pensions                                         283           274
Other noncurrent assets                                  206           211
                                                      ------        ------
     Total assets                                     $9,927       $10,109
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $162           $31
  Accounts payable                                     1,104         1,210
  Payable to other groups                                 66            35
  Payroll and benefits payable                            80            80
  Accrued taxes                                           29            68
  Deferred income taxes                                  175           154
  Accrued interest                                        87            94
  Long-term debt due within one year                     218           353
                                                      ------        ------
     Total current liabilities                         1,921         2,025
Long-term debt, less unamortized discount              2,974         3,367
Long-term deferred income taxes                        1,130         1,072
Employee benefits                                        348           338
Deferred credits and other liabilities                   257           253
Preferred stock of subsidiary                            182           182
                                                      ------        ------
     Total liabilities                                 6,812         7,237


STOCKHOLDERS' EQUITY                                   3,115         2,872
                                                      ------        ------
     Total liabilities and stockholders' equity       $9,927       $10,109
                                                      ======        ======





Selected notes to financial statements appear on pages 24-27.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $340          $185
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               355           416
  Exploratory dry well costs                              23            17
  Inventory market valuation credits                     (83)          (86)
  Pensions                                                (7)          (12)
  Postretirement benefits other than pensions              8             5
  Deferred income taxes                                   70            34
  Gain on disposal of assets                             (25)           (3)
  Changes in:
     Current receivables - sold                            -             8
                         - operating turnover            (25)          (46)
     Inventories                                          19            11
     Current accounts payable and accrued expenses       (89)         (197)
  All other items - net                                   19            80
                                                      ------        ------
     Net cash provided from operating activities         605           412
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (250)         (258)
Disposal of assets                                       115            13
Elimination of Retained Interest in Delhi Group            -            58
All other items - net                                     (2)            3
                                                      ------        ------
     Net cash used in investing activities              (137)         (184)
                                                      ------        ------
FINANCING ACTIVITIES:
Change in Marathon Group's share of USX
 consolidated debt                                      (369)          (83)
Marathon Stock issued                                      1             -
Dividends paid                                           (98)         (101)
                                                      ------        ------
     Net cash used in financing activities              (466)         (184)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  2            44
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            77            28
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $79           $72
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(185)        $(164)
  Income taxes paid, including settlements with other
   groups                                                (41)          (96)


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

                                                  (In millions)
                                        -------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1996    1995    1996     1995
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $700    $681  $1,333   $1,328
    Matching crude oil and refined product
      buy/sell transactions settled in cash        723     491   1,322    1,052

 5. Other income in the first six months of 1996 included a gain of $20 million, primarily related to the sale of an equity interest in a domestic pipeline company.

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

     The second quarter 1996 provision for estimated income taxes included an $8 million tax benefit related to the sale of stock of certain subsidiaries involved in international production activities.

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1996         1995
                                                     --------   -----------
    Crude oil and natural gas liquids                   $486         $510
    Refined products and merchandise                     776          758
    Supplies and sundry items                             80           93
                                                      ------       ------
      Total (at cost)                                  1,342        1,361
    Less inventory market valuation reserve              126          209
                                                      ------       ------
      Net inventory carrying value                    $1,216       $1,152
                                                      ======       ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices.

 8. The Marathon Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1996, the amount sold under the program that had not been collected was $340 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

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

10. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements.
     However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1996, and December 31, 1995, accrued liabilities for remediation totaled $38 million and $37 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $23 million at June 30, 1996, and $22 million at December 31, 1995.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1996 and for the years 1995 and 1994, such capital expenditures totaled $23 million, $50 million and $70 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         At June 30, 1996, and December 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $132 million and $128 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $7 million at June 30, 1996.

     At June 30, 1996, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $186 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At June 30, 1996, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $204 million compared with $112 million at December 31, 1995.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX") which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the second quarter 1996 USX consolidated financial information and the Marathon Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 34.

Results of Operations
- ---------------------
     Revenues (excluding matching buy/sell transactions and excise taxes) increased by 12% in both the second quarter and first six months of 1996 from the comparable prior-year periods, primarily reflecting higher average refined product, worldwide liquid hydrocarbon and domestic natural gas prices. Revenues for the second quarter and first six months of 1996 and 1995 are summarized in the following table:

                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1996    1995    1996     1995
                                                -----   -----   -----    -----
Refined Products and Merchandise                $2,047  $1,883  $3,803   $3,479
Crude Oil and Natural Gas Liquids                  278     190     548      418
Natural Gas                                        273     233     592      486
Transportation and Other                            50      52     100      105
                                                ------  ------  ------   ------
Subtotal                                        $2,648  $2,358  $5,043   $4,488

Matching Buy/Sell Transactions (a)                 723     491   1,322    1,052
Excise Taxes (a)                                   700     681   1,333    1,328
                                                ------  ------  ------   ------
  Total Revenues                                $4,071  $3,530  $7,698   $6,868
                                                ======  ======  ======   ======
- --------

(a)Included in both revenues and operating costs, resulting in no effect on income.

     Operating income was $234 million in the second quarter of 1996, compared with $251 million in the second quarter of 1995. Second quarter operating income for 1996 and 1995 included unfavorable noncash effects of $72 million and $2 million, respectively, reflecting increases in the inventory market valuation reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. The amounts of increases or decreases in the reserve in future periods are dependent on changes in future crude oil and refined product price levels, and inventory turnover.

     Excluding the effects of adjustments to the inventory market valuation reserve, operating income in the second quarter of 1996 increased by $53 million from the second quarter of 1995, due primarily to increases in worldwide liquid hydrocarbon and domestic natural gas prices, partially offset by lower refined product margins.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income from worldwide exploration and production ("upstream") was $212 million in the second quarter of 1996, up $85 million from the second quarter of 1995, reflecting improved domestic and international results. Operating income from domestic exploration and production was $141 million in the second quarter of 1996, compared with $84 million in the second quarter of 1995. The improvement was primarily due to higher average liquid hydrocarbon and natural gas prices and reduced depreciation, depletion and amortization ("DD&A") expense resulting, in part, from the fourth quarter 1995 adoption of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). These favorable changes were partially offset by lower liquid hydrocarbon volumes, due mainly to the 1995 sale of Illinois Basin production properties.

     Operating income from international exploration and production was $71 million in the second quarter of 1996, compared with $43 million in the second quarter of 1995. The improvement was primarily due to increased natural gas volumes in the United Kingdom, higher liquid hydrocarbon prices and reduced DD&A expense resulting, in part, from the adoption of SFAS No. 121, partially offset by lower liquid hydrocarbon liftings. The increase in U.K. natural gas volumes mainly reflected Brae-Area gas sales through the Scottish Area Gas Evacuation ("SAGE") pipeline system. These volumes averaged 151 net million cubic feet per day ("mmcfd") during the second quarter of 1996, compared with 94 net mmcfd in the second quarter of 1995. The decrease in liquid hydrocarbon volumes was primarily due to the sales of production properties in Indonesia and Tunisia.

     Operating income from refining, marketing and transportation ("downstream") operations was $126 million in the second quarter of 1996, compared with $149 million in the second quarter of 1995. The lower results mainly reflected lower margins from refining and wholesale marketing as increases in crude oil acquisition costs were not completely recovered from increases in refined product prices.

     On April 10, 1996, Marathon experienced a fire at its 70,000-barrel-per-day Detroit refinery which damaged the crude vacuum unit. Even though the crude unit was down for 16 days, other refinery units continued operating with inventoried and purchased feedstocks, and product sales were filled from available inventories. In addition, Marathon's refined products pipeline that runs from its 255,000-barrel-per-day Garyville refinery to its terminal in Zachary, both in Louisiana, ruptured on May 23-24, 1996 and spilled about 11,300 barrels of lead-free gasoline into a swamp area near Gramercy, Louisiana. Although the pipeline transports approximately 70% of Garyville's gasoline and distillate production, the refinery continued to operate normally, and no supply disruptions occurred since available storage facilities and alternative shipping arrangements were utilized. Neither of these events had a material financial impact on downstream operating results.

     Administrative expenses were $34 million in the second quarter of 1996, compared with $23 million in the same period of 1995. Effective with the first quarter of 1996, Marathon changed its procedures for distributing the costs of certain administrative services to its operating components in order to optimize the utilization of these services. Under the new approach, upstream and downstream operating components are billed for direct services; unbilled services are included in "Administrative" (see the Supplemental Statistics). As a result, second quarter 1996 administrative expenses included an estimated $12 million of costs that were allocated to other operating components in 1995.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Marathon Group operating income in the first six months of 1996 was $611 million, compared with $463 million in the first six months of 1995. Operating income for the first six months of 1996 and 1995 included favorable noncash effects of $83 million and $86 million, respectively, reflecting decreases in the inventory market valuation reserve. Excluding the effects of these adjustments, operating income in the first six months of 1996 increased by $151 million from the first six months of 1995. The increase mainly reflected higher average prices for worldwide liquid hydrocarbons and domestic natural gas and favorable DD&A effects resulting from the adoption of SFAS No. 121 and property sales, partially offset by decreased worldwide liquid hydrocarbon volumes. In addition, operating results for the first six months of 1996 included $10 million of charges associated with the withdrawal from the Marine Preservation Association ("MPA"), a non-profit oil spill response group. Marathon withdrew from the MPA due to the existence of more economical and equally effective alternatives for responding to possible oil spill situations.

     Other income of $28 million in the first six months of 1996 increased by $18 million from the comparable prior-year period, due mainly to a gain on the sale of an equity interest in a domestic pipeline company.

     Net interest and other financial costs in the first six months of 1996 decreased by $18 million from the first six months of 1995, primarily reflecting the favorable effects of lower average debt levels.

     The provision for estimated income taxes for the second quarter of 1996 included an $8 million tax benefit related to the sale of stock of certain subsidiaries involved in international upstream activities.

     Net income for the Marathon Group totaled $124 million, or $.43 per share, in the second quarter of 1996, compared with $108 million, or $.37 per share, in the second quarter of 1995. Net income totaled $340 million, or $1.18 per share, in the first six months of 1996, compared with $185 million, or $.63 per share, in the first six months of 1995. The increases in net income mainly reflect the factors discussed above.

Outlook
- -------
     The outlook regarding prices and costs for the Marathon Group's principal products is largely dependent upon world market developments for crude oil and refined products. These developments tend to be cyclical as well as subject to a wide range of global political events. For example, in addition to industry supply and demand conditions, changes in production policy by the Organization of Petroleum Exporting Countries, as well as ongoing structural changes in European gas markets, could affect energy prices in the future.

     In May 1996, Marathon and its co-venturers approved the development plan for the Green Canyon 244 ("Troika") field, which consists of four blocks (Green Canyon Blocks 200, 201, 244 and 245) located in the Central Gulf of Mexico. First production is expected in late 1997 with gross production rates forecasted to be 80,000 barrels per day ("bpd") of oil and 140 mmcfd of gas. Marathon holds a 33.3% working interest in this four-block unit.

     In July, Marathon and its co-venturer approved the development of the Viosca Knoll Block 786 project, located in the Gulf of Mexico. Production is expected to begin during the first quarter of 1999 from this 80-100 million gross barrels of oil equivalent discovery. Marathon holds a 50% working interest in this block.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In July, Marathon announced a discovery on Ewing Bank Block 963 in the Gulf of Mexico which tested at rates of 8,700 bpd of oil and 6.4 mmcfd of gas. Further appraisal drilling will be undertaken before year-end. Marathon owns a 62.5% working interest in this discovery.

     Also in July, Marathon signed an exploration and production sharing contract with the Republic of Gabon. The contract covers the 636,000-acre Akoumba Marin Permit located approximately 30 miles offshore the central portion of the nation, which is an established hydrocarbon producing area. Marathon has a 100% working interest in this permit through its wholly owned subsidiary, Marathon Petroleum Akoumba Limited.

     The Marathon Group holds a 30% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II Project. The Sakhalin II Production Sharing Contract ("PSC") was signed in June 1994 for the development of the Piltun-Astokhskoye ("PA") oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. In June 1996, Russian authorities confirmed a Commencement Date of June 15, 1996 for Sakhalin Energy's PSC with the Russian Federation. As a result of this confirmation, Sakhalin Energy will proceed with appraisal work with the goal of submitting development plans to the Russian authorities for approval. In July 1996, Sakhalin Energy obtained the support of Russian authorities to initiate a plan for the first phase of a development of the PA oil field. The plan now requires formal technical approvals from Russian regulatory authorities and further progress towards legal stabilization. Assuming timely approvals and continued progress on stabilization, first production of oil could occur by 1999.

     In July 1996, Marathon announced its participation in two Gulf of Mexico pipeline systems designed to transport crude oil and natural gas to shore from the growing development activities in the deepwater and subsalt areas of the Central Gulf. The first system, named "Nautilus," when constructed, will consist of a new natural gas pipeline and expansion of an existing gas gathering system. The new gas pipeline will have a capacity of around 600 mmcfd, and Marathon anticipates that it will be operated under the jurisdiction of the Federal Energy Regulatory Commission. The system is expected to be ready for service in the third quarter of 1997, pending negotiation and execution of definitive documents and receipt of necessary government approvals. With respect to the second system, Marathon acquired a 28% interest in Poseidon Oil Pipeline Company L.L.C. ("Poseidon"), a joint venture company which is constructing and operating a crude oil pipeline system. Concurrent with becoming an owner, Marathon contributed to Poseidon its interest in the assets of Block 873 Pipeline Company, which serves the Marathon-operated Ewing Bank 873 platform. When completed, Poseidon will consist of approximately 250 miles of pipeline capable of delivering up to 400,000 bpd of crude oil to multiple distribution outlets located onshore Louisiana.

Cash Flows
- ----------
     Net cash provided from operating activities was $605 million in the first six months of 1996, compared with $412 million in the first six months of 1995. The improvement mainly reflected favorable working capital changes and increased profitability, partially offset by $39 million of payments related to certain state tax issues.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Capital expenditures for property, plant and equipment in the second quarter and first six months of 1996 were $150 million and $250 million, respectively, compared with $161 million and $258 million in the comparable 1995 periods. Expenditures in these periods were primarily for upstream projects. Capital expenditures for the year 1996 are expected to total approximately $755 million and will be primarily for domestic projects. Contract commitments for capital expenditures were $204 million at June 30, 1996, compared with $112 million at year-end 1995.

     Cash from the disposal of assets was $115 million in the first six months of 1996, compared with $13 million in the first six months of 1995. Proceeds in 1996 primarily reflect the sales of interests in oil and gas production properties in Indonesia and Tunisia and the sale of an equity interest in a domestic pipeline company.

     Financial obligations decreased by $369 million in the first six months of 1996 as net cash provided from operating activities and asset sales exceeded cash used for capital expenditures and dividend payments. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 17 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1996. In addition, there are 11 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 65 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment (see Note 10 to the Marathon Group financial statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Cash Flows and Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                        ---------------------------------

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
                                                --------------  --------------
(Dollars in millions)                            1996    1995    1996     1995
- --------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
 Exploration & Production
   Domestic                                       $141     $84    $261     $170
   International                                    71      43     168      105
 Refining, Marketing & Transportation.             126     149     160      144
 Gas Gathering & Processing                          2       -       5        -
 Administrative (a)                                (34)    (23)    (66)     (42)
                                                ------ -------  ------   ------
                                                  $306    $253    $528     $377
 Inventory Market Val. Res. Adjustment             (72)     (2)     83       86
                                                ------ -------  ------  -------
   Total Marathon Group                           $234    $251    $611     $463

CAPITAL EXPENDITURES                              $150    $161    $250     $258


OPERATING STATISTICS

Net Liquid Hydrocarbon Production (b):
 Domestic                                        122.7   132.6   124.3    130.9
 International                                    60.6    66.3    63.0     71.0
                                                ------ -------  ------   ------
   Worldwide                                     183.3   198.9   187.3    201.9

Net Natural Gas Production (c):
 Domestic                                        651.4   649.1   670.6    651.1
 International - Equity                          455.1   449.4   526.0    468.4
 International - Other (d)                        31.9    15.3    33.5     34.5
                                               --------------- -------  -------
   Worldwide                                   1,138.4 1,113.8 1,230.1  1,154.0

Average Equity Sales Prices:
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $18.11  $15.36  $17.13   $14.94
   International                                 19.28   17.67   18.91    17.20
 Natural Gas (per Mcf)
   Domestic                                      $2.01   $1.61   $2.02    $1.65
   International                                  1.90    1.91    1.88     1.87

Natural Gas Sales (c) (e):
 Domestic                                        972.7   989.0 1,031.7    992.9
 International                                   487.0   464.7   559.5    502.9
                                               ------- ------- -------  -------
Worldwide                                      1,459.7 1,453.7 1,591.2  1,495.8

Crude Oil Refined (b)                            523.4   532.5   506.6    505.8
Refined Products Sold (b)                        784.4   720.2   754.8    724.9

- ---------------

  (a) Second quarter and first six months of 1996 include an estimated $12 million and $26 million, respectively, in expenses which were allocated to operating components in 1995.
  (b) Thousands of barrels per day
  (c) Millions of cubic feet per day
  (d) Represents gas acquired for injection and subsequent resale
  (e) Represents equity, royalty and trading volumes

Part I - Financial Information (Continued):

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1996   1995*    1996    1995*
- --------------------------------------------------------------------------------
REVENUES                                        $1,580  $1,627  $3,171   $3,207

OPERATING COSTS:
 Cost of sales (excludes items shown below)      1,484   1,393   2,899    2,741
 Selling, general and administrative
  expenses (credits)                               (39)    (32)    (80)     (69)
 Depreciation, depletion and amortization           75      84     153      161
 Taxes other than income taxes                      59      49     117      104
                                                ------  ------  ------   ------
   Total operating costs                         1,579   1,494   3,089    2,937
                                                ------  ------  ------   ------
OPERATING INCOME                                     1     133      82      270

Gain on affiliate stock offering                    53       -      53        -
Other income                                        13      22      21       38
Interest and other financial income                  2       3       3        5
Interest and other financial costs                 (29)    (36)    (58)     (75)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                          40     122     101      238

Less provision for estimated income taxes            8      41      23       83
                                                ------  ------  ------   ------

NET INCOME                                          32      81      78      155

Dividends on preferred stock                        (5)     (7)    (11)     (13)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK               $27     $74     $67     $142
                                                ======  ======  ======   ======

STEEL STOCK DATA:
 Net income per share
   - Primary                                      $.32    $.99    $.80    $1.87
   - Fully diluted                                 .32     .95     .80     1.80

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Primary                                    83,653  76,562  83,425   76,373
   - Fully diluted                              83,653  87,484  84,619   87,293

*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 38-42.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $20           $52
  Receivables, less allowance for doubtful
   accounts of $17 and $18                               524           579
  Receivable from other groups                            65            35
  Inventories                                            630           601
  Deferred income tax benefits                           174           177
                                                      ------        ------
     Total current assets                              1,413         1,444
Long-term receivables and other investments,
 less reserves of $25 and $23                            535           613
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,999 and $5,909                                     2,516         2,512
Long-term deferred income tax benefits                   322           362
Prepaid pensions                                       1,639         1,546
Other noncurrent assets                                   42            44
                                                      ------        ------
     Total assets                                     $6,467        $6,521
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $45            $8
  Accounts payable                                       720           815
  Payable to other groups                                  -            11
  Payroll and benefits payable                           393           389
  Accrued taxes                                          204           180
  Accrued interest                                        27            23
  Long-term debt due within one year                      54            93
                                                      ------        ------
     Total current liabilities                         1,443         1,519
Long-term debt, less unamortized discount                905           923
Employee benefits                                      2,420         2,424
Deferred credits and other liabilities                   231           247
Preferred stock of subsidiary                             64            64
                                                      ------        ------
     Total liabilities                                 5,063         5,177
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                            7             7
Common stockholders' equity                            1,397         1,337
                                                      ------        ------
     Total stockholders' equity                        1,404         1,344
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,467        $6,521
                                                      ======        ======

Selected notes to financial statements appear on pages 38-42.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                               $78          $155
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               153           161
  Pensions                                               (84)          (67)
  Postretirement benefits other than pensions              7           (13)
  Deferred income taxes                                   49            42
  Gain on disposal of assets                              (5)           (8)
  Gain on affiliate stock offering                       (53)            -
  Changes in:
     Current receivables                                   5            26
     Inventories                                         (29)          (41)
     Current accounts payable and accrued expenses       (72)          151
  All other items - net                                  (29)          (60)
                                                      ------        ------
     Net cash provided from operating activities          20           346
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (158)         (142)
Disposal of assets                                       142            42
All other items - net                                     (3)            7
                                                      ------        ------
     Net cash used in investing activities               (19)          (93)
                                                      ------        ------
FINANCING ACTIVITIES:
Change in U. S. Steel Group's share of USX
 consolidated debt                                       (12)         (219)
Specifically attributed debt - repayments                 (3)           (1)
Steel Stock issued                                        33            23
Dividends paid                                           (51)          (47)
                                                      ------        ------
     Net cash used in financing activities               (33)         (244)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (32)            9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            52            20
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $20           $29
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(45)         $(70)
  Income taxes (paid) refunded, including settlements
   with other groups                                     (20)            7



Selected notes to financial statements appear on pages 38-42.

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

 4. Operating income includes net periodic pension credits of $81 million and $67 million in the first six months of 1996 and 1995, respectively, ($41 million and $34 million in the second quarter of 1996 and 1995, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, is 10% for both 1996 and 1995.

 5.  On May 2, 1996, an aggregate of 6.9 million shares of RMI Titanium Company
     (RMI) common stock was sold in a public offering at a price of $18.50 per share and total net proceeds of $121 million. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. The
     U. S. Steel Group recognized a total pretax gain in the second quarter of 1996 of $53 million, of which $34 million was attributable to the shares sold by USX and $19 million was attributable to the increase in value of its investment as a result of the shares sold by RMI. The income tax effect related to the total gain was $19 million. As a result of this transaction, USX's ownership in RMI decreased from approximately 50% to 27%. The U.S. Steel Group continues to account for its investment in RMI under the equity method of accounting.

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

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1996         1995
                                                     --------   -----------
    Raw materials                                        $93          $89
    Semi-finished products                               308          300
    Finished products                                    157          143
    Supplies and sundry items                             72           69
                                                        ----         ----
      Total                                             $630         $601
                                                        ====         ====

 8. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1996, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At June 30, 1996, the balance of sold loans receivable subject to recourse was $59 million.
     USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 9. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1996, and December 31, 1995, accrued liabilities for remediation totaled $108 million and $116 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 9.  (Continued)

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1996 and for the years 1995 and 1994, such capital expenditures totaled $31 million, $55 million and $57 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $39 million at June 30, 1996. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of June 30, 1996, the largest guarantee for a single affiliate was $21 million.

     At June 30, 1996, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $206 million compared with $178 million at December 31, 1995.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the second quarter 1996 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 48.

Results of Operations
- ---------------------
     Revenues for the U. S. Steel Group decreased $47 million and $36 million in the second quarter and first six months of 1996, respectively, compared with the same periods in 1995. The decreases primarily resulted from lower steel prices.

     Operating income for the U. S. Steel Group totaled $1 million in the second quarter of 1996, compared with $133 million in the same quarter of 1995. The $132 million decrease was due to lower results from Steel and Related Businesses.

     Steel and Related Businesses reported an operating loss of $46 million in the second quarter of 1996, compared with operating income of $105 million in the same quarter of 1995. Results in the second quarter of 1996 included $39 million of charges related to repair costs on the Gary (Ind.) Works No. 13 blast furnace which was idled by a hearth break-out on April 2, 1996, and $16 million of charges for unrelated legal accruals. The second quarter 1995 operating income included $29 million of charges related to the Pickering v. USX litigation and $27 million of charges for the repair of the Gary Works No. 8 blast furnace which was damaged by an explosion on April 5, 1995. Excluding these charges, second quarter 1996 operating income decreased $152 million from the second quarter 1995. The decline was mainly due to lower steel prices and cost inefficiencies and reduced shipments related to the No. 13 blast furnace outage, partially offset by an improved product mix.

     The Gary Works No. 13 blast furnace, which represents about half of Gary Works iron producing capacity and roughly one-fourth of U.S. Steel's iron capacity, was damaged April 2 in a hearth break-out. In addition to direct repair costs, operating results were adversely affected by production inefficiencies at Gary, as well as other U. S. Steel plants, reduced shipments and higher costs for purchased iron and semifinished steel. The total effect of the No. 13 blast furnace outage on the second quarter and first six months operating income is estimated to be more than $100 million. The No. 13 blast furnace has been operating since May 30 but some lingering impacts of the outage will continue beyond the second quarter. USX maintains physical damage and business interruption insurance coverage for events of this nature, subject to a $50 million deductible for recoverable items. However, an estimate of the amount or timing of potential recoveries cannot be made at this time.

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Operating income for

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Administrative and Other Businesses in the second quarter of 1996 increased $19 million over the same quarter of 1995 primarily due to higher pension credits and higher income from USX Credit, partially offset by $4 million for legal accruals.

     Operating income for the U. S. Steel Group totaled $82 million for the first six months of 1996, compared with $270 million in the same period of 1995. The $188 million decrease was due to lower results from Steel and Related Businesses.

     Steel and Related Businesses reported an operating loss of $13 million in the first six months of 1996, compared with operating income of $205 million in the same period of 1995. Operating income in the first six months of 1996 included $55 million of charges previously discussed. Results for the first six months of 1995 included $56 million of charges previously discussed. Excluding these charges, operating income for the first six months of 1996 decreased $219 million over the same period in 1995. The decrease was mainly due to lower steel prices and cost inefficiencies related to the No. 13 blast furnace outage, partially offset by higher steel shipment volumes and an improved product mix.

     Operating income for Administrative and Other Businesses increased $30 million in the first six months of 1996 compared with the same period in 1995 primarily due to higher pension credits and higher income from USX Credit.

     The pension credits referred to above, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net periodic pension credits (which are primarily noncash) of $41 million and $81 million for the second quarter and first six months of 1996, respectively, compared with $34 million and $67 million for the second quarter and first six months of 1995, respectively.

     Gain on affiliate stock offering totaled $53 million for the second quarter and first six months of 1996. For further details, see Note 5 to the U. S. Steel Group Financial Statements.

     Other income for the first six months of 1996 decreased $17 million over the same period in 1995 due to lower income from affiliates.

     Net income for the U. S. Steel Group totaled $32 million, or $.32 per share, in the second quarter of 1996, compared with net income of $81 million, or $.99 per share, in the same quarter of 1995. Net income for the U. S. Steel Group totaled $78 million, or $.80 per share, in the first six months of 1996, compared with net income of $155 million, or $1.87 per share, in the same period of 1995.

     Second quarter 1996 steel shipments of 2.7 million tons and raw steel production of 2.5 million tons decreased 4% and 16%, respectively, from the same quarter of 1995. First half 1996 steel shipments of 5.6 million tons increased 1% from the first six months of 1995. First half 1996 raw steel production of
5.7 million tons decreased 4% from the first six months of 1995. Steel shipments for

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

the second quarter and first six months of 1996 included export shipments of 0.1 million tons and 0.3 million tons, respectively, compared with 0.3 million tons and 0.4 million tons, respectively, in the same periods in 1995. Raw steel capability utilization in the second quarter of 1996 averaged approximately 80% versus 97% of capability in the second quarter of 1995. Raw steel capability utilization in the first six months of 1996 averaged approximately 90% versus 96% of capability in the first six months of 1995. As a result of improvements in operating efficiencies, U. S. Steel increased its stated annual raw steel production capability by 0.3 million tons to 12.8 million tons for 1996.

Outlook
- -------
     The U. S. Steel Group expects a continued strong order book for the third quarter of 1996. Shipments and operating rates in the third quarter are expected to be higher than the second quarter, as a result of the No. 13 blast furnace resuming operations. Third quarter transaction prices are expected to increase for some products based on announced price increases effective July 1; however, product mix is expected to be less favorable than the second quarter of 1996. Additionally, U. S. Steel has informed its sheet customers of planned price increases to be effective on September 29 and on January 1, 1997.

     The U. S. Steel Group has two planned blast furnace outages scheduled for the third quarter. A reline of the blast furnace at Fairfield Works began in mid-July and the furnace will be out of operation until late September. The second outage, for planned maintenance and a partial reline at the Gary Works No. 4 blast furnace, will last approximately 40 days during the third quarter.

     Within the next year, the anticipated availability of flat-rolled steel from several new domestic plants, scheduled to begin production, may ultimately have an adverse effect on product prices and shipment levels as companies attempt to gain or retain market share. In addition, labor contract negotiations with the major U.S. auto makers are ongoing, and any associated work stoppage could have a negative impact on U. S. Steel's shipments and results of operations.

     See Environmental Matters, Contingencies and Commitments, below, for a discussion of matters relating to litigation (particularly Cox v. USX).

     Steel imports to the United States accounted for an estimated 20% of the domestic steel market in the first five months of 1996, and 21%, 25% and 19% of the domestic steel market in the years 1995, 1994 and 1993, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     USX's labor agreement with the United Steelworkers of America ("USWA") provides, at either party's request, for reopener negotiations of specific payroll items to commence no later than October 1, 1996. If full settlement on all items properly reopened is not achieved, the unresolved issues will be submitted for binding arbitration with any changes becoming effective during the first quarter of 1997.

Cash Flows
- ----------
     Net cash provided from operating activities was $20 million in the first six months of 1996, compared with $346 million in the same period of 1995. The first

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

six months of 1996 included a payment of $28 million related to the Pickering litigation. Excluding this item, net cash from operating activities decreased by $298 million due to unfavorable working capital changes and decreased profitability.

     In July 1996, USX made a payment of $59 million to the Internal Revenue Service ("IRS") for certain agreed and unagreed adjustments relating to the tax year 1990. Based upon an analysis of the issues in dispute, this payment will be allocated entirely to the U. S. Steel Group. USX believes that it has made adequate provision for income taxes and related interest which may become payable for all years not settled with the IRS.

     Cash from the disposal of assets increased $100 million in the first six months of 1996 compared with the same period of 1995. The 1996 proceeds reflected the sale of National-Oilwell and RMI Common Stock. The 1995 proceeds mainly reflected property sales.

     Capital expenditures for property, plant and equipment in the second quarter and first six months of 1996 were $102 million and $158 million, respectively, compared with $86 million and $142 million, respectively, in the same periods in 1995.

     For the year 1996, capital expenditures were originally expected to total approximately $320 million, compared with $324 million in 1995. The expenditures for 1996 are now expected to increase to approximately $330 million to incorporate certain spending related to the Gary Works No. 13 blast furnace. Capital expenditures for 1996 will include spending on a blast furnace reline and continued spending on a new galvanizing line at Fairfield Works and additional environmental expenditures primarily at Gary Works, as originally expected. Contract commitments for capital expenditures at June 30, 1996 were $206 million, compared with $178 million at year-end 1995.

     Financial obligations decreased $15 million in first six months of 1996 primarily due to net effects of other financing activities and a reduction in cash and cash equivalents. These financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 24 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1996. In addition, there are 22 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 38 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 9 to the U. S. Steel Group Financial Statements. Included among these actions is a jury trial in a civil class action (Cox, et al. v. USX, et al.) related to the Fairfield Agreement Litigation which is currently scheduled to begin on September 30, 1996, in the U.S. District Court for the Northern District of Alabama. Plaintiffs' claims seek damages in excess of $276 million, which may be subject to trebling.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------


                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
(Dollars in millions)                            1996    1995    1996     1995
- --------------------------------------------------------------------------------

REVENUES
 Steel and Related Businesses (a)               $1,559  $1,613  $3,143   $3,162
 Other                                              21      14      28       45
                                                ------  ------  ------   ------
   Total U. S. Steel Group                      $1,580  $1,627  $3,171   $3,207


OPERATING INCOME

 Steel and Related Businesses (a)                 $(46)   $105    $(13)    $205
 Administrative and Other (b)                       47      28      95       65
                                                ------  ------  ------  ------
   Total U. S. Steel Group                          $1    $133     $82     $270


CAPITAL EXPENDITURES                              $102     $86    $158     $142

OPERATING STATISTICS

 Public & Affiliated Steel Shipments (c)         2,658   2,757   5,556    5,479
 Raw Steel-Production (c)                        2,541   3,018   5,695    5,963
 Raw Steel-Capability Utilization (d)            79.8%   96.8%   89.5%    96.2%

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

Part I - Financial Information (Continued):

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1996   1995*    1996    1995*
- --------------------------------------------------------------------------------
REVENUES                                        $212.0  $139.4  $484.5   $276.8

OPERATING COSTS:
 Cost of sales (excludes items shown below)      192.6   126.7   441.0    239.8
 Selling, general and administrative expenses      7.2     5.8    13.9     12.2
 Depreciation, depletion and amortization          6.8     6.3    13.7     12.6
 Taxes other than income taxes                     2.0     1.9     4.0      3.9
 Restructuring credits                               -    (6.2)      -     (6.2)
                                                ------  ------  ------   ------
   Total operating costs                         208.6   134.5   472.6    262.3
                                                ------  ------  ------   ------
OPERATING INCOME                                   3.4     4.9    11.9     14.5

Other income                                         -     5.1      .2      5.2
Interest and other financial costs                (5.2)   (3.3)  (10.2)    (6.6)
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE INCOME TAXES                 (1.8)    6.7     1.9     13.1

Less provision (credit) for estimated
 income taxes                                      (.6)    4.4      .7      6.6
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                 (1.2)    2.3     1.2      6.5

Dividends on preferred stock                         -     (.1)      -      (.1)
Net income applicable to Retained Interest           -    (1.0)      -     (2.4)
                                                ------  ------  ------   ------
NET INCOME (LOSS) APPLICABLE TO OUTSTANDING
 DELHI STOCK                                     $(1.2)   $1.2    $1.2     $4.0
                                                ======  ======  ======   ======

DELHI STOCK DATA:
 Net income (loss) per share
   - Primary and fully diluted                   $(.12)   $.12    $.13     $.42

 Dividends paid per share                          .05     .05     .10      .10

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,450   9,438   9,449    9,438


*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 52-55.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $.6          $1.9
  Receivables, less allowance for doubtful
   accounts of $.8 and $.8                              65.5          93.2
  Receivable from other groups                            .8            .3
  Inventories                                            6.8          10.7
  Other current assets                                   3.8           3.2
                                                      ------        ------
     Total current assets                               77.5         109.3
Long-term receivables and other investments              6.3           8.3
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $442.1 and $433.9                                     530.3         502.3
Other noncurrent assets                                  2.9           4.4
                                                      ------        ------
     Total assets                                     $617.0        $624.3
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $9.8          $1.6
  Accounts payable                                     124.7         137.7
  Payable to other groups                                  -            .1
  Payroll and benefits payable                           3.9           3.8
  Accrued taxes                                          7.7           7.0
  Accrued interest                                       5.3           4.9
  Long-term debt due within one year                    10.7          18.8
                                                      ------        ------
     Total current liabilities                         162.1         173.9
Long-term debt, less unamortized discount              185.5         182.0
Long-term deferred income taxes                        136.1         135.9
Deferred credits and other liabilities                  17.0          16.5
Preferred stock of subsidiary                            3.8           3.8
                                                      ------        ------
     Total liabilities                                 504.5         512.1


STOCKHOLDERS' EQUITY                                   112.5         112.2
                                                      ------        ------
     Total liabilities and stockholders' equity       $617.0        $624.3
                                                      ======        ======








Selected notes to financial statements appear on pages 52-55.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1996         1995
- --------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $1.2          $6.5
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization              13.7          12.6
  Pensions                                               1.2            .9
  Deferred income taxes                                   .2           1.8
  Gain on disposal of assets                             (.4)          (.5)
  Restructuring credits                                    -          (6.2)
  Changes in:
     Current receivables - sold                            -         (18.3)
                        - operating turnover            24.2          (2.5)
     Inventories                                         3.9           1.3
     Current accounts payable and accrued expenses     (10.3)         17.0
  All other items - net                                  2.3          (2.9)
                                                      ------        ------
     Net cash provided from operating activities        36.0           9.7
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (41.9)        (12.7)
Disposal of assets                                        .6          12.6
All other items - net                                      -           3.0
                                                      ------        ------
     Net cash provided from (used in)
      investing activities                             (41.3)          2.9
                                                      ------        ------
FINANCING ACTIVITIES:
Change in Delhi Group's share of USX consolidated debt   4.9          47.1
Elimination of Marathon Group Retained Interest            -         (58.2)
Dividends paid                                           (.9)         (1.0)
Payment attributed to Retained Interest                    -           (.5)
                                                      ------        ------
     Net cash provided from (used in)
      financing activities                               4.0         (12.6)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1.3)            -
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           1.9            .1
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.6           $.1
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid              $(9.5)        $(5.2)
  Income taxes paid, including settlements with
   other groups                                          (.2)         (3.4)





Selected notes to financial statements appear on pages 52-55.

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

     Primary net income (loss) per share is calculated by adjusting net income for dividend requirements of preferred stock and income that was applicable to the Retained Interest and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income (loss) per share assumes exercise of stock options, provided the effect is not antidilutive.

 4. In 1994, restructuring charges totaling $39.9 million were reported for the write-down of assets to estimated net realizable value related to the planned disposition of certain nonstrategic gas gathering and processing assets and other investments. In the second quarter of 1995, disposition of these assets was completed at higher than anticipated sales proceeds, resulting in restructuring credits of $11.2 million ($6.2 million included in operating income and $5.0 million included in other income).

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1996         1995
                                                     --------   -----------
    Natural gas in storage                              $5.5          $9.4
    Natural gas liquids (NGLs) in storage                 .1            .2
    Materials and supplies                               1.2           1.1
                                                        ----          ----
      Total                                             $6.8         $10.7
                                                        ====          ====

 7. The Delhi Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1996, the amount sold under the program that had not been collected was $50.0 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

 8. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 8.  (Continued)

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1996 and for the years 1995 and 1994, such capital expenditures totaled $4.5 million, $5.5 million and $4.6 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At June 30, 1996, contract commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $5.6 million compared with $9.3 million at December 31, 1995.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation ("DGP") and certain other subsidiaries of USX Corporation ("USX") which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the second quarter 1996 USX consolidated financial information and the Delhi Group financial statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 60.

Results of Operations
- ---------------------
     Revenues in the second quarter and first six months of 1996 totaled
$212.0 million and $484.5 million, respectively, reflecting increases of $72.6 million and $207.7 million, respectively, from comparable periods in 1995, as summarized in the following table:

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
                                                --------------  -------------
(Dollars in millions)                            1996    1995    1996     1995
- --------------------------------------------------------------------------------
Gas Sales and Trading                           $184.8 $ 118.4  $432.4   $235.7
Transportation                                     4.6     2.9     8.5      5.3
Gas Processing                                    20.7    18.1    39.8     35.3
Other                                              1.9       -     3.8       .5
                                                ------  ------  ------   ------
Total Revenues                                  $212.0  $139.4  $484.5   $276.8
                                                ======  ======  ======   ======

     The increases were primarily due to higher natural gas prices and increased trading volumes, partially offset by lower natural gas and natural gas liquids ("NGLs") sales volumes.

     Operating income of $3.4 million in the second quarter of 1996 declined by $1.5 million as compared with the second quarter of 1995. Operating income of $11.9 million in the first six months of 1996 declined by $2.6 million as compared with the first six months of 1995. Operating income in the second quarter and first six months of 1995 included a $6.2 million favorable pretax effect related to completion of a 1994 nonstrategic asset disposition plan. Excluding this effect, operating income in the second quarter and first six months of 1996 increased by $4.7 million and $3.6 million, respectively, from the comparable prior-year periods. These increases were due primarily to improved gas sales and trading unit margins and increased transportation volumes, partially offset by decreases in natural gas and NGLs sales volumes, and higher natural gas processing feedstock costs.

      Gas sales and trading unit margins in the second quarter of 1996 benefited from higher gas prices and increased margins received on short-term interruptible ("spot") market sales, as compared with the second quarter of 1995. Gas sales and trading margins in the first quarter and first six months of 1996 reflected an estimated $2.9 million unfavorable effect of a previously disclosed market anomaly caused by extreme winter weather in the eastern United States and the inability to move Texas gas to that market due to transportation constraints. Gas sales volumes declined by 14% and 7%, respectively, in the second quarter and first six months

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

of 1996, from the comparable prior-year periods, as some gas sales volumes were converted to transportation volumes.

     The natural gas trading business involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems and the subsequent sale of like volumes. Gross unit margins earned in the trading business are usually significantly less than those earned on system sales. Natural gas volumes from trading sales in the second quarter and first six months of 1996 averaged 473.5 million cubic feet per day ("mmcfd") and 549.1 mmcfd, respectively, reflecting increases of 46% and 106%, respectively, from the comparable prior-year periods.

     The transportation business involves the transport of natural gas on Delhi's systems for third parties at negotiated fees. Transportation margin in the second quarter and first six months of 1996 increased by $1.7 million, or 59%, and $3.2 million, or 60%, respectively, from the comparable prior-year periods, due primarily to increases in transportation volumes resulting from new transportation agreements and conversion of some gas sales volumes to transportation volumes.

     Natural gas processing involves extraction of NGLs such as ethane, propane, isobutane, normal butane and natural gasoline from the natural gas stream. Gas processing margin in the second quarter and first six months of 1996, decreased by $0.5 million, or 8%, and $2.3 million, or 18%, from the comparable 1995 periods, mainly due to declines in NGLs sales volumes and higher natural gas processing feedstock costs.

     Other income in the first six months of 1996 decreased by $5.0 million from the comparable prior-year period, primarily reflecting a $5.0 million favorable adjustment recorded in 1995 on the sale of the Delhi Group's interest in Ozark Gas Transmission System ("Ozark") (see Note 4 to the Delhi Group financial statements for details).

     Interest and other financial costs were $10.2 million in the first six months of 1996, compared with $6.6 million in the first six months of 1995. The increase was due to increased debt levels that primarily resulted from the second quarter 1995 elimination of the Marathon Group's Retained Interest (see
Note 2 to the Delhi Group financial statements for details), and capital spending in excess of cash provided from operating activities.

     The provision (credit) for estimated income taxes for the second quarter of 1995 included an unfavorable effect associated with the sale of the Delhi Group's interest in Ozark.

     A Net loss of $1.2 million, or $.12 per share, was recorded in the second quarter of 1996, compared with net income of $2.3 million, or $.12 per share, in the second quarter of 1995. Net income totaled $1.2 million, or $.13 per share, in the first six months of 1996, compared with $6.5 million, or $.42 per share, in the first six months of 1995. The changes in net income primarily reflect the factors discussed above.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Outlook
- -------
     The Delhi Group continues to increase its natural gas pipeline systems and treating and processing facilities through acquisitions and expansions of existing facilities. The Delhi Group is currently involved in significant projects, the largest being the expansion in the Pinnacle Reef gas play area of East Texas, as well as projects in West Texas. Management anticipates gas throughput could increase by 100 - 200 mmcfd over last year as these projects are completed and integrated into the existing systems.

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

     Since the adoption of Federal Energy Regulatory Commission ("FERC") Order No. 636 in 1992, competition has increased significantly, and the domestic gas industry is expected to remain highly competitive in the future. On the supply side, gas producers now have easier access to end-user sales markets, which, at times, has resulted in the conversion of their gas sales contracts with midstream gathering and distribution companies, like DGP, to transportation agreements. On the sales side, securing new premium service agreements has become increasingly difficult. However, management believes that its increased focus on core operating areas, an emphasis on sour gas gathering and treating services and its ability to maintain a long-term dedicated reserve base and to provide reliable sales service will enable the Delhi Group to remain a competitive entity in the markets that it serves.

     The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. The levels of gas processing margin for future periods are difficult to project, due to fluctuations in the price and demand for NGLs and the volatility of natural gas processing feedstock costs. However, management can reduce the volume of NGLs extracted and sold during periods of unfavorable economics by curtailing the extraction of certain NGLs.

Cash Flows
- ----------
     Net cash provided from operating activities was $36.0 million in the first six months of 1996, compared with $9.7 million in the first six months of 1995. The improvement reflected increased gross margins in the first six months of 1996, while the first six months of 1995 included the unfavorable effect of a change in the sale of receivables program.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Capital expenditures for property, plant and equipment in the second quarter and first six months of 1996 were $19.3 million and $41.9 million, respectively, compared with $7.1 million and $12.7 million in the respective 1995 periods. Expenditures in the first six months of 1996 were primarily for the Pinnacle Reef expansion project in East Texas and the acquisition of pipeline and processing assets in West Texas. Capital expenditures for the year 1996 are expected to approximate $75 million. The Delhi Group will continue to target additional expenditures to add new dedicated gas reserves, expand existing facilities and acquire new facilities as opportunities arise in its core operating areas. Contract commitments for capital expenditures were $5.6 million at June 30, 1996, compared with $9.3 million at year-end 1995.

     Cash from the disposal of assets was $0.6 million in the first six months of 1996, compared with $12.6 million in the first six months of 1995. The 1995 proceeds mainly reflected the sales of remaining assets in the 1994 asset disposition plan.

     Financial obligations increased by $4.9 million in the first six months of 1996 as cash used for capital expenditures exceeded net cash provided from operating activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

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

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  -------------
(Dollars in millions)                            1996    1995    1996     1995
- --------------------------------------------------------------------------------
GROSS MARGIN

 Gas Sales and Trading Margin                    $13.4    $9.3   $32.8   $29.9
 Transportation Margin                             4.6     2.9     8.5     5.3
                                                ------  ------  ------   ------
 Systems and Trading Margin                       18.0    12.2    41.3    35.2
 Gas Processing Margin                             5.9     6.4    10.8    13.1
                                                ------  ------  ------   ------
    Total Gross Margin                           $23.9   $18.6   $52.1   $48.3

OPERATING INCOME (LOSS)                           $3.4    $4.9   $11.9   $14.5


CAPITAL EXPENDITURES                             $19.3    $7.1   $41.9   $12.7


OPERATING STATISTICS

Natural Gas Volumes (a)
 Natural Gas Sales                               457.6   531.8   541.2   581.2
 Transportation                                  482.7   317.8   452.5   274.7
                                                ------  ------  ------   ------
    Systems Throughput                           940.3   849.6   993.7   855.9
 Trading Sales                                   473.5   324.1   549.1   266.2
 Partnership - equity share (b)                      -     7.0       -    10.5
                                               ------- ------- -------  -------
    Total Sales Volumes                        1,413.8 1,180.7 1,542.8 1,132.6

Natural Gas Liquids Sales (c)                    762.5   823.6   745.1   817.1


- ---------------

  (a) Millions of cubic feet per day
  (b) Related to an investment which was sold in the second quarter of 1995.
  (c) Thousands of gallons per day

Part II - Other Information
- ----------------------------

Item 1. LEGAL PROCEEDINGS

     U. S. Steel Group

     (a)  B&LE Litigation

     A trial in a lawsuit (Pacific Great Lakes Corporation v. B&LE) related to the B&LE litigation filed under the Ohio Valentine Act in Cuyahoga County
      (Ohio) Court of Common Pleas in September 1995 was concluded in February 1996 with a jury verdict finding no injury to the Plaintiffs. On May 24, 1996, the Court denied plaintiff's Motion for Judgment Notwithstanding the Verdict and/or for a New Trial. A Notice of Appeal to the Cuyahoga County Court of Appeals has been filed by the Plaintiffs.

     (b)  Aloha Stadium Litigation

     On June 24, 1996, the Supreme Court of Hawaii reversed the order of the trial court granting U. S. Steel's motion to dismiss the plaintiffs' negligent misrepresentation claim and also held the trial court's jury instructions on the state's unfair and deceptive trade practices claim to be erroneous. The Supreme Court vacated the jury verdict and remanded the case to the trial court for further proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held April 30, 1996. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1.   All nominees for director listed in the proxy statement were elected.

          The following is a tabulation of votes with respect to each nominee for director:

                              Votes For      Votes Withheld

          Jeanette G. Brown   375,318,070      7,094,436
          Charles A. Corry    374,265,924      8,146,582
          Paul E. Lego        374,492,719      7,919,787
          Seth E. Schofield   375,129,758      7,282,748
          Douglas C. Yearley  375,493,753      6,918,753


     2. Price Waterhouse LLP was elected as the independent accountants for 1996. (For, 379,324,908; against, 1,444,810; abstained 1,643,311)

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

                                                  (In millions)
                                         -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1996    1995    1996     1995
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $4,061 $3,511*  $7,673  $6,830*
Operating income                                   240    258*     622     476*
Net income                                         107     98      315     157


*Reclassified to conform to 1996 classifications.

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1996         1995
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $2,781        $2,656
Noncurrent assets                                      7,886         8,088
                                                      ------        ------
Total assets                                         $10,667       $10,744
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,689        $1,659
Noncurrent liabilities                                 7,420         7,842
Stockholder's equity                                   1,558         1,243
                                                     -------       -------

Total liabilities and stockholder's equity           $10,667       $10,744
                                                     =======       =======

- ----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

          3.   Articles of Incorporation and By-Laws

               (a)USX's By-Laws, effective as of July 30, 1996

          4. Instruments Defining the Right of Security Holders, Including Indentures

               (a)Amended and Restated Credit Agreement, dated as of August 7, 1996

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


August 13, 1996