Form 10-Q
period 1996-09-30
USX CORP
filed 1996-11-12
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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

Common stock outstanding at October 31, 1996 follows:

               USX-Marathon Group       -    287,504,043    shares
               USX-U. S. Steel Group    -     84,775,093    shares
               USX-Delhi Group          -      9,448,269    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          14

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         15

               Financial Statistics                                 21

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               22

               Marathon Group Balance Sheet                         23

               Marathon Group Statement of Cash Flows               24

               Selected Notes to Financial Statements               25

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              29

               Supplemental Statistics                              36

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996
                        --------------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            37

               U. S. Steel Group Balance Sheet                      38

               U. S. Steel Group Statement of Cash Flows            39

               Selected Notes to Financial Statements               40

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          44

               Supplemental Statistics                              50

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  51

               Delhi Group Balance Sheet                            52

               Delhi Group Statement of Cash Flows                  53

               Selected Notes to Financial Statements               54

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          58

               Supplemental Statistics                              63

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    64

       Item 5. Other Information                                    65

       Item 6. Exhibits and Reports on Form 8-K                     66

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1996   1995*    1996    1995*
--------------------------------------------------------------------------------
REVENUES                                        $6,023  $5,249 $17,333  $15,576

OPERATING COSTS:
 Cost of sales (excludes items shown below)      4,516   3,682  12,984   11,076
 Inventory market valuation charges (credits)      (96)     51    (179)     (35)
 Selling, general and administrative expenses       43      46     137      141
 Depreciation, depletion and amortization          243     292     765      882
 Taxes other than income taxes                     863     824   2,411    2,363
 Exploration expenses                               30      39      86       92
 Restructuring credits                               -       -       -       (6)
                                                ------  ------  ------   ------
   Total operating costs                         5,599   4,934  16,204   14,513
                                                ------  ------  ------   ------

OPERATING INCOME                                   424     315   1,129    1,063

Gain on affiliate stock offering                     -       -      53        -
Other income                                        21      25      70       75
Interest and other financial income                  7      10      19       27
Interest and other financial costs                (110)   (110)   (341)    (375)
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS                                342     240     930      790

Less provision for estimated income taxes          109      61     278      267
                                                ------  ------  ------   ------

INCOME BEFORE EXTRAORDINARY LOSS                   233     179     652      523
Extraordinary loss, net of income tax                -      (5)      -       (5)
                                                ------  ------  ------   ------

NET INCOME                                         233     174     652      518

Dividends on preferred stock                        (6)     (7)    (17)     (23)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $227    $167    $635     $495
                                                ======  ======  ======   ======




*Certain amounts have been reclassified to conform to 1996 classifications.


Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share data)     1996    1995    1996     1995
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:
 Income before extraordinary loss                 $164     $96    $504     $278
   - Per share - primary                           .57     .33    1.75      .97
            - fully diluted                        .57     .33    1.74      .97

 Extraordinary loss, net of income tax               -      (4)      -       (4)
   - Per share - primary and fully diluted           -    (.01)      -     (.01)

 Net income                                        164      92     504      274
   - Per share - primary                           .57     .32    1.75      .96
            - fully diluted                        .57     .32    1.74      .96

 Dividends paid per share                          .17     .17     .51      .51

 Weighted average shares, in thousands
   - Primary                                   287,608 287,408 287,557  287,281
   - Fully diluted                             296,640 287,423 296,590  287,292

APPLICABLE TO STEEL STOCK:
 Income before extraordinary loss                  $64     $80    $131     $222
   - Per share - primary                           .76     .99    1.56     2.86
 - fully diluted                                   .75     .95    1.55     2.77

 Extraordinary loss, net of income tax               -      (1)      -       (1)
   - Per share - primary and fully diluted           -    (.01)      -     (.01)

 Net income                                         64      79     131      221
   - Per share - primary                           .76     .98    1.56     2.85
 - fully diluted                                   .75     .94    1.55     2.76

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Primary                                    84,487  80,700  83,781   77,831
   - Fully diluted                              86,422  90,008  85,588   87,139

APPLICABLE TO OUTSTANDING DELHI STOCK:
 Income (loss) before extraordinary loss         $(1.2)  $(4.2)     $-     $(.2)
   - Per share - primary and fully diluted        (.14)   (.44)      -     (.02)

 Extraordinary loss, net of income tax               -     (.2)      -      (.2)
   - Per share - primary and fully diluted           -    (.02)      -     (.02)

 Net income (loss)                                (1.2)   (4.4)      -      (.4)
   - Per share - primary and fully diluted        (.14)   (.46)      -     (.04)

 Dividends paid per share                          .05     .05     .15      .15

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,448   9,443   9,448    9,440

Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                   September 30 December 31
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $72          $131
  Receivables, less allowance for doubtful
   accounts of $21 and $22                             1,169         1,203
  Inventories                                          2,055         1,764
  Deferred income tax benefits                            60            76
  Other current assets                                    76            66
                                                      ------        ------
     Total current assets                              3,432         3,240
Long-term receivables and other investments,
 less reserves of $25 and $23                            753           836
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,580 and $15,233                                  10,383        10,535
Prepaid pensions                                       1,977         1,820
Other noncurrent assets                                  306           312
                                                      ------        ------
     Total assets                                    $16,851       $16,743
                                                      ======        ======




























Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30 December 31
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Notes payable                                         $290           $40
  Accounts payable                                     1,998         2,157
  Payroll and benefits payable                           426           473
  Accrued taxes                                          292           263
  Accrued interest                                        69           122
  Long-term debt due within one year                     234           465
                                                      ------        ------
     Total current liabilities                         3,309         3,520
Long-term debt, less unamortized discount              4,157         4,472
Long-term deferred income taxes                        1,031           898
Employee benefits                                      2,816         2,772
Deferred credits and other liabilities                   482           503
Preferred stock of subsidiary                            250           250
                                                      ------        ------
     Total liabilities                                12,045        12,415
                                                      ------        ------
STOCKHOLDERS' EQUITY
Preferred stock -
  6.50% Cumulative Convertible issued - 6,900,000 shares
   ($345 liquidation preference)                           7             7
Common stocks:
  Marathon Stock issued - 287,493,869 shares and
   287,398,342 shares                                    288           287
  Steel Stock issued - 84,711,924 shares and
   83,042,305 shares                                      85            83
  Delhi Stock issued - 9,448,269 shares and
   9,446,769 shares                                        9             9
Additional paid-in capital                             3,916         4,094
Retained earnings (deficit)                              536          (116)
Other equity adjustments                                 (35)          (36)
                                                      ------        ------
     Total stockholders' equity                        4,806         4,328
                                                      ------        ------
     Total liabilities and stockholders' equity      $16,851       $16,743
                                                      ======        ======










Selected notes to financial statements appear on pages 9-13.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $652          $518
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       -             5
  Depreciation, depletion and amortization               765           882
  Exploratory dry well costs                              38            37
  Inventory market valuation credits                    (179)          (35)
  Pensions                                              (157)         (312)
  Postretirement benefits other than pensions             25             2
  Deferred income taxes                                  192           170
  Gain on disposal of assets                             (39)          (25)
  Gain on affiliate stock offering                       (53)            -
  Payment of amortized discount on zero coupon debentures  -          (129)
  Restructuring credits                                    -            (6)
  Changes in:
     Current receivables - sold                            -           (10)
                         - operating turnover            (61)           (2)
     Inventories                                        (112)          (30)
     Current accounts payable and accrued expenses      (226)         (168)
  All other items - net                                   (2)          (45)
                                                      ------        ------
     Net cash provided from operating activities         843           852
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (730)         (658)
Disposal of assets                                       271            88
All other items - net                                     (1)           10
                                                      ------        ------
     Net cash used in investing activities              (460)         (560)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements- net  331           316
Other debt - repayments                                 (595)         (410)
Preferred stock redeemed                                   -          (105)
Common stock - issued                                     48           206
             - repurchased                                 -            (1)
Dividends paid                                          (226)         (223)
                                                      ------        ------
     Net cash used in financing activities              (442)         (217)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (59)           75
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           131            48
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $72          $123
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(418)        $(529)
  Income taxes paid                                      (99)         (165)

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

     Effective January 1, 1996, USX adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
     123), which establishes a fair value based method of accounting for employee stock-based compensation plans. The Standard permits companies to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," provided certain pro forma disclosures are made. USX will comply with SFAS No. 123 by disclosure only in its 1996 annual financial statements.

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

                                                  (In millions)
                                        -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1996    1995    1996     1995
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $757    $718  $2,090   $2,046
    Matching crude oil and refined product
      buy/sell transactions settled in cash        706     447   2,028    1,499

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 4. Operating income includes net periodic pension credits of $119 million and $107 million in the first nine months of 1996 and 1995, respectively, ($41 million and $35 million in the third quarter of 1996 and 1995, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.
     The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, is 10% for both 1996 and 1995.

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

     The income tax provisions for the third quarter and first nine months of 1995 include a credit of $23 million related to recognition of incremental federal income tax benefits for foreign income tax payments. This benefit resulted from USX's election to credit, rather than deduct, certain foreign income taxes for federal income tax purposes in 1995 and certain prior years. In addition, interest and other financial costs for the third quarter and first nine months of 1995 include a credit of $20 million for interest on refundable federal income taxes paid in prior years.

 8. In the third quarter of 1995, USX extinguished $467 million of debt prior to maturity, primarily consisting of Zero Coupon Convertible Senior Debentures, with a carrying value of $393 million, and $56 million of 8-1/2% Sinking Fund Debentures, which resulted in an extraordinary loss of $5 million, net of a $3 million income tax benefit.

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

                                                         (In millions)
                                                    ------------------------
                                                   September 30 December 31
                                                       1996         1995
                                                   ------------ -----------
    Raw materials                                       $631         $609
    Semi-finished products                               329          300
    Finished products                                    981          901
    Supplies and sundry items                            144          163
                                                      ------       ------
      Total (at cost)                                  2,085        1,973
    Less inventory market valuation reserve               30          209
                                                      ------       ------
      Net inventory carrying value                    $2,055       $1,764
                                                      ======       ======

     The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market reserve result in charges or credits to operating income.

10. At September 30, 1996, USX had no borrowings against its $2,350 million long-term revolving credit agreement. During the third quarter of 1996, the long-term revolving credit agreement was amended, increasing the facility by $25 million and extending its maturity by two years to August 18, 2001. At September 30, 1996, $275 million of commercial paper is supported by the $2,350 million in unused and available credit and, accordingly, is classified as long-term debt.

     USX had $50 million of borrowings at September 30, 1996, against its short-term lines of credit totaling $200 million, which require maintenance of compensating balances of 3%. In addition, USX had other outstanding short-term borrowings of $240 million.

     In the event of a change in control of USX, debt obligations totaling $3,230 million at September 30, 1996, may be declared immediately due and payable.

11. USX has agreements (the programs) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1996, the amount sold under the programs that had not been collected was $740 million, which will be forwarded to the buyers at the end of the agreements, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the programs will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% to 115% of the programs' size. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


11.  (Continued)

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At September 30, 1996, the balance of sold loans receivable subject to recourse was $58 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1996, and December 31, 1995, accrued liabilities for remediation totaled $150 million and $153 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $23 million at September 30, 1996, and $22 million at December 31, 1995.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1996 and for the years 1995 and 1994, such capital expenditures totaled $104 million, $111 million and $132 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At September 30, 1996, and December 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $136 million and $128 million, respectively.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


12.  (Continued)

     Guarantees by USX of the liabilities of affiliated entities totaled
     $51 million at September 30, 1996. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of September 30, 1996, the largest guarantee for a single affiliate was $18 million.

     At September 30, 1996, USX's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $176 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at September 30, 1996, totaled $442 million compared with $299 million at December 31, 1995.


                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------


  Nine Months Ended
     September 30                        Year Ended December 31
--------------------    -------------------------------------------------------

   1996        1995         1995        1994         1993        1992      1991
   ----        ----         ----        ----         ----        ----      ----
   3.29        2.65         1.50        1.92         (a)         (a)       (a)
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



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------

  Nine Months Ended
     September 30                        Year Ended December 31
---------------------   -------------------------------------------------------

   1996        1995         1995        1994         1993        1992      1991
   ----        ----         ----        ----         ----        ----      ----
   3.53       2.88          1.63        2.08         (a)         (a)       (a)
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     The following discussion should be read in conjunction with the third quarter 1996 USX consolidated financial statements and selected notes. For income per common share amounts applicable to each of USX's three classes of common stock (Marathon Stock, Steel Stock and Delhi Stock), see Consolidated Statement of Operations - Income per Common Share. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

     Certain sections of the discussion include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. USX included in Forms 8-K dated September 24, 1996 (for the Marathon Group) and October 23, 1996 (for USX and each of its Groups), cautionary language identifying important factors with respect to written forward-looking statements in USX external documents, and oral forward-looking statements made by, or on behalf of USX, its representatives and its individual Groups.

Results of Operations
---------------------

     Revenues increased by $774 million, or 15%, in the third quarter of 1996 as compared with the third quarter of 1995. The improvement reflected increases of 17% for the Marathon Group (excluding matching buy/sell transactions and consumer excise taxes which are included in both revenues and operating costs, resulting in no effect on operating income) due mainly to higher average prices for refined products, worldwide liquid hydrocarbons and natural gas, and 62% for the Delhi Group due mainly to higher natural gas prices, and increased trading volumes (which usually provide substantially lower gross margins than those provided by the Delhi Group's merchant gas business). These factors were partially offset by a decline of 1% for the U. S. Steel Group.

     Revenues increased by $1,757 million, or 11%, in the first nine months of 1996 as compared with the first nine months of 1995, due primarily to the factors described above. The improvement reflected increases of 14% for the Marathon Group and 71% for the Delhi Group, partially offset by a decline of 1% for the U. S. Steel Group.

     Operating income increased by $109 million, or 35%, in the third quarter of 1996 as compared with the third quarter of 1995 and by $66 million, or 6%, in the first nine months of 1996 as compared with the first nine months of 1995.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income and certain items included in operating income for the third quarter and first nine months of 1996 and 1995 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1996    1995    1996     1995
--------------------------------------------------------------------------------
Operating Income                                  $424    $315  $1,129   $1,063

Less: Certain Favorable (Unfavorable) Items

 Inventory Market Valuation Reserve Adj. (a)        96     (51)    179       35
 Environmental Remediation Recoveries                -      15       -       15
 Charges for withdrawal from MPA (b)                 -       -     (10)       -
 Effects related to a Disposition Plan (c)           -       -       -        6
 Gary Works No. 13 Blast Furnace Repairs (d)         -       -     (39)       -
 Gary Works No. 8 Blast Furnace Repairs (e)          -      (6)      -      (33)
 Adjustments for Certain Employee Related Costs      -      13       -       13
 Certain Legal Accruals                              -       -     (20)     (29)
                                                ------  ------  ------   ------
 Subtotal                                           96     (29)    110        7

Adjusted Operating Income                         $328    $344  $1,019   $1,056
                                                ======  ======  ======   ======

(a) The inventory market valuation reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value.
(b) Marine Preservation Association ("MPA") is a non-profit oil spill response group.
(c) Related to the planned disposition of certain nonstrategic gas gathering and processing assets.
(d) Reflects repair of damages incurred during a hearth break-out on April 2, 1996; excludes effects of business interruption.
(e) Reflects repair of damages incurred in an explosion on April 5, 1995; excludes effects of business interruption.

     Excluding effects of items detailed in the table above, operating income decreased by $16 million, or 5%, in the third quarter of 1996 as compared with the third quarter of 1995, due primarily to a decline of $35 million for the
U. S. Steel Group, partially offset by increases of $13 million for the Marathon Group and $6 million for the Delhi Group. The decline for the U. S. Steel Group mainly reflected cost effects and inefficiencies related to planned and unplanned blast furnace outages, reduced shipment volumes, and lower steel prices, partially offset by improved product mix. The increase for the Marathon Group primarily reflected higher prices for worldwide liquid hydrocarbons and natural gas, partially offset by lower refined product margins and decreased volumes for worldwide liquid hydrocarbons.

     Excluding effects of items detailed in the table above, operating income decreased by $37 million, or 3%, in the first nine months of 1996 as compared with the first nine months of 1995, due primarily to a decline of $220 million for the U. S. Steel Group, partially offset by increases of $174 million for the Marathon Group and $9 million for the Delhi Group.

     Gain on affiliate stock offering totaled $53 million for the first nine months of 1996. For further details, see Note 6 to the Consolidated Financial Statements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other income in the first nine months of 1996 included gains of $22 million on disposal of assets, mainly related to the sale of the Marathon Group's equity interest in a domestic pipeline company. Other income in the third quarter and first nine months of 1995 included gains of $2 million on disposal of assets. Excluding these gains, other income declined by $25 million, primarily due to lower income from affiliates.

     Net interest and other financial costs decreased by $26 million in the first nine months of 1996 as compared with the first nine months of 1995. Net financial costs in the first nine months of 1995 were reduced by $20 million for interest on refundable federal income taxes paid in prior years. Excluding the effect of this item, net interest and other financial costs decreased by $46 million, primarily due to lower average debt levels.

     Provision for estimated income taxes of $61 million and $267 million for the third quarter and first nine months of 1995 included a $23 million credit related to recognition of incremental U.S. federal income tax benefits for foreign income tax payments in 1995 and certain prior years.

     Net income increased by $59 million, or 34%, in the third quarter of 1996 as compared with the third quarter of 1995, and by $134 million, or 26%, in the first nine months of 1996 as compared with the first nine months of 1995.

Outlook
-------

     See Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

Dividends to Stockholders
-------------------------
     On October 29, 1996, the USX Board of Directors (the "Board") declared dividends of 19 cents per share on Marathon Stock (an increase of two cents per share over the previous quarterly dividend), 25 cents per share on Steel Stock and five cents per share on Delhi Stock, all payable, December 10, 1996, to stockholders of record at the close of business on November 20, 1996.

     The Board also declared a dividend of $0.8125 per share on USX Corporation's 6.5% Cumulative Convertible Preferred Stock, payable December 31, 1996, to stockholders of record at the close of business on December 2, 1996.

Cash Flows
----------
     Cash and cash equivalents totaled $72 million at September 30, 1996, compared with $131 million at December 31, 1995.

     Net cash provided from operating activities totaled $843 million in the first nine months of 1996, compared with $852 million in the first nine months of 1995. The 1996 period included payments of $59 million to the Internal Revenue Service for certain agreed and unagreed adjustments relating to the 1990 tax year, $39 million related to certain state tax issues and $28 million for final settlement of the Pickering v. USX litigation. The 1995 period included payments of $169 million to fund the U. S. Steel Group's principal pension plan for the 1994 and a portion of the 1995 plan years, $129 million representing the amortized discount portion of zero

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

coupon bond debentures extinguished, and $20 million for partial settlement of the Pickering v. USX litigation. Excluding the effects of these items, net cash provided from operating activities decreased by $201 million mainly due to other working capital changes, cost inefficiencies related to planned and unplanned blast furnace outages and lower steel prices and volumes, partially offset by improved steel product mix, higher average prices for worldwide liquid hydrocarbons and domestic natural gas, increased volumes for worldwide natural gas, and lower interest payments.

     Cash from the disposal of assets was $271 million in the first nine months of 1996, compared with $88 million in the first nine months of 1995. The 1996 proceeds primarily reflected the sale of the U. S. Steel Group's investment in National- Oilwell (an oil field service joint venture); the sale of shares of RMI Titanium Company Common Stock; sales of the Marathon Group's interests in oil and gas production properties in Indonesia and Tunisia and the sale of the Marathon Group's equity interest in a domestic pipeline company. The 1995 proceeds primarily reflected property sales.

     Capital expenditures for property, plant and equipment in the first nine months of 1996 were $730 million, compared with $658 million in the first nine months of 1995. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Capital expenditures for the year 1996 are expected to total approximately $1,150 million. Future capital expenditures can be affected by industry supply and demand factors, levels of cash flow from operations for each of the Groups, and by unforeseen hazards such as weather conditions, explosions or fires, or by delays in obtaining government or partner approval, which could affect the timing of completion of particular capital projects. For details, see discussion of Capital Expenditures for the Marathon Group, the U. S. Steel Group and the Delhi Group. Contract commitments for capital expenditures were $442 million at September 30, 1996, compared with $299 million at December 31, 1995.

     USX's total long-term debt, preferred stock of subsidiary and notes payable, was $4,931 million at September 30, 1996, down $296 million from December 31, 1995, mainly reflecting cash flows provided from operations and asset sales, and the reduction in cash and cash equivalents discussed above. Long-term maturities and redemptions included Swiss Franc Bonds due 1996 and related obligations, Marathon 9-3/4% Guaranteed Notes due 1999, Series B Medium-Term Notes and Private Placement Senior Notes. At September 30, 1996, USX had no outstanding borrowings against its $2,350 million long-term revolving credit agreement. During the third quarter of 1996, this agreement was amended, increasing the facility by $25 million and extending the maturity by two years to August 18, 2001. At September 30, 1996, USX had $50 million of outstanding borrowings against its short-term lines of credit totaling $200 million which require maintenance of compensating balances of 3%, and no outstanding borrowings against its short-term credit agreements of $175 million which require facility fees. USX had other outstanding short-term borrowings of $240 million of uncommitted credit lines.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity
---------
     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of September 30, 1996, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1996 and years 1997 and 1998, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 12 to the Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources. USX's ability to avail itself of these financing options in the future is affected by the performance of each of its Groups, and with respect to borrowings, by the levels of outstanding debt, credit ratings by investor services and the overall U. S. financial climate.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 45 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1996. In addition, there are 29 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 106 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 12 to the Consolidated Financial Statements.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 12 to the Consolidated Financial Statements for a discussion of certain of these matters). In the U.S. District Court for the Northern District of Alabama, in a civil class action, Cox, et al. v. USX, the United Steel Workers of America and United States Steel and Carnegie Pension Fund (defendants), a jury on October 29, 1996, returned verdicts favorable to the defendants on all counts, finding no liability and no damages. Plaintiffs have indicated an intent to appeal these verdicts.

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

                                 USX CORPORATION
                              FINANCIAL STATISTICS
                              --------------------


                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1996    1995    1996     1995
--------------------------------------------------------------------------------
SALES

 Marathon Group                                 $4,195  $3,494 $11,893  $10,362
 U. S. Steel Group                               1,611   1,620   4,782    4,827
 Delhi Group                                       242     149     727      426
 Eliminations                                      (25)    (14)    (69)     (39)
                                                ------  ------ -------  -------
   Total                                        $6,023  $5,249 $17,333  $15,576

OPERATING INCOME

 Marathon Group                                   $318    $173    $929     $636
 U. S. Steel Group                                 103     145     185      415
 Delhi Group                                         3      (3)     15       12
                                                ------  ------  ------   ------
   Total                                          $424    $315  $1,129   $1,063


CAPITAL EXPENDITURES

 Marathon Group                                   $176    $151    $426     $409
 U. S. Steel Group                                  91      82     249      224
 Delhi Group                                        13      12      55       25
                                                ------  ------  ------   ------
   Total                                          $280    $245    $730     $658

   B.  Marathon Group
                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share data)     1996   1995*    1996    1995*
--------------------------------------------------------------------------------
REVENUES                                        $4,195  $3,494 $11,893  $10,362

OPERATING COSTS:
 Cost of sales (excludes items shown below)      2,895   2,185   8,067    6,624
 Inventory market valuation charges (credits)      (96)     51    (179)     (35)
 Selling, general and administrative expenses       77      74     237      226
 Depreciation, depletion and amortization          167     207     522      623
 Taxes other than income taxes                     804     765   2,231    2,196
 Exploration expenses                               30      39      86       92
                                                ------  ------  ------   ------
   Total operating costs                         3,877   3,321  10,964    9,726
                                                ------  ------  ------   ------

OPERATING INCOME                                   318     173     929      636

Other income                                         1       1      29       11
Interest and other financial income                  7      11      16       24
Interest and other financial costs                 (75)    (73)   (238)    (258)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS                                251     112     736      413

Less provision for estimated income taxes           87      15     232      131
                                                ------  ------  ------   ------

INCOME BEFORE EXTRAORDINARY LOSS                   164      97     504      282
Extraordinary loss, net of income tax                -      (4)      -       (4)
                                                ------  ------  ------   ------

NET INCOME                                         164      93     504      278
Dividends on preferred stock                         -      (1)      -       (4)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO MARATHON STOCK           $164     $92    $504     $274
                                                ======  ======  ======   ======

MARATHON STOCK DATA:
 Income per share:
   Income before extraordinary loss
    - Primary                                     $.57    $.33   $1.75     $.97
    - Fully diluted                                .57     .33    1.74      .97
   Extraordinary loss - primary and fully diluted    -    (.01)      -     (.01)
   Net income
    - Primary                                      .57     .32    1.75      .96
    - Fully diluted                                .57     .32    1.74      .96

 Dividends paid per share                          .17     .17     .51      .51

 Weighted average shares, in thousands
    - Primary                                  287,608 287,408 287,557  287,281
    - Fully diluted                            296,640 287,423 296,590  287,292

*Certain amounts have been reclassified to conform to 1996 classifications.

Selected notes to financial statements appear on pages 25-28.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $51           $77
  Receivables, less allowance for doubtful
   accounts of $2 and $3                                 603           541
  Receivable from other groups                             -            11
  Inventories                                          1,321         1,152
  Other current assets                                   116           107
                                                      ------        ------
     Total current assets                              2,091         1,888
Long-term receivables and other investments              206           215
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $9,086 and $8,890                                     7,309         7,521
Prepaid pensions                                         286           274
Other noncurrent assets                                  211           211
                                                      ------        ------
     Total assets                                    $10,103       $10,109
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                         $206           $31
  Accounts payable                                     1,191         1,210
  Payable to other groups                                 41            35
  Payroll and benefits payable                            83            80
  Accrued taxes                                           90            68
  Deferred income taxes                                  207           154
  Accrued interest                                        49            94
  Long-term debt due within one year                     175           353
                                                      ------        ------
     Total current liabilities                         2,042         2,025
Long-term debt, less unamortized discount              2,883         3,367
Long-term deferred income taxes                        1,161         1,072
Employee benefits                                        353           338
Deferred credits and other liabilities                   250           253
Preferred stock of subsidiary                            182           182
                                                      ------        ------
     Total liabilities                                 6,871         7,237


STOCKHOLDERS' EQUITY                                   3,232         2,872
                                                      ------        ------
     Total liabilities and stockholders' equity      $10,103       $10,109
                                                      ======        ======





Selected notes to financial statements appear on pages 25-28.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $504          $278
Adjustments to reconcile to net cash provided from
 operating activities:
  Extraordinary loss                                       -             4
  Depreciation, depletion and amortization               522           623
  Exploratory dry well costs                              38            37
  Inventory market valuation credits                    (179)          (35)
  Pensions                                               (12)          (24)
  Postretirement benefits other than pensions             11             8
  Deferred income taxes                                  134            18
  Payment of amortized discount on zero coupon debentures  -           (96)
  Gain on disposal of assets                             (31)           (5)
  Changes in:
     Current receivables - sold                            -             8
                         - operating turnover           (112)          (72)
     Inventories                                          10            26
     Current accounts payable and accrued expenses         3          (253)
  All other items - net                                    2            60
                                                      ------        ------
     Net cash provided from operating activities         890           577
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (426)         (409)
Disposal of assets                                       126            18
Elimination of Retained Interest in Delhi Group            -            58
All other items - net                                    (11)           (4)
                                                      ------        ------
     Net cash used in investing activities              (311)         (337)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease)in Marathon Group's share of USX
 consolidated debt                                      (459)           23
Preferred stock redeemed                                   -           (78)
Marathon Stock issued                                      1             -
Common stock repurchased                                   -            (1)
Dividends paid                                          (147)         (151)
                                                      ------        ------
     Net cash used in financing activities              (605)         (207)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (26)           33
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            77            28
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $51           $61
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(295)        $(380)
  Income taxes paid, including settlements with other
   groups                                                (44)         (158)

Selected notes to financial statements appear on pages 25-28.

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

                                                  (In millions)
                                        -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1996    1995    1996     1995
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $757    $718  $2,090   $2,046
    Matching crude oil and refined product
      buy/sell transactions settled in cash        706     447   2,028    1,499

 5. Other income in the first nine months of 1996 included a gain of $20 million, primarily related to the sale of an equity interest in a domestic pipeline company.

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

     The first nine months of 1996 provision for estimated income taxes included an $8 million tax benefit related to the sale of stock of certain subsidiaries involved in international production activities.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 6.  (Continued)

     The income tax provisions for the third quarter and first nine months of 1995 include a credit of $29 million related to recognition of incremental federal income tax benefits for foreign income tax payments. This benefit resulted from USX's election to credit, rather than deduct, certain foreign income taxes for federal income tax purposes in 1995 and certain prior years. In addition, interest and other financial costs for the third quarter and first nine months of 1995 include a credit of $17 million for interest on refundable federal income taxes paid in prior years.

 7. In the third quarter of 1995, USX extinguished $467 million of debt prior to maturity, resulting in an extraordinary loss to the Marathon Group of $4 million, net of a $2 million income tax benefit.

 8. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                    ------------------------
                                                   September 30 December 31
                                                       1996         1995
                                                   ------------ -----------
    Crude oil and natural gas liquids                   $472         $510
    Refined products and merchandise                     800          758
    Supplies and sundry items                             79           93
                                                      ------       ------
      Total (at cost)                                  1,351        1,361
    Less inventory market valuation reserve               30          209
                                                      ------       ------
      Net inventory carrying value                    $1,321       $1,152
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

 9. The Marathon Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1996, the amount sold under the program that had not been collected was $340 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1996, and December 31, 1995, accrued liabilities for remediation totaled $40 million and $37 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $23 million at September 30, 1996, and $22 million at December 31, 1995.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1996 and for the years 1995 and 1994, such capital expenditures totaled $39 million, $50 million and $70 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At September 30, 1996, and December 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $136 million and $128 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $14 million at September 30, 1996.

     At September 30, 1996, the Marathon Group's pro rata share of obligations of LOOP INC. and various pipeline affiliates secured by throughput and deficiency agreements totaled $176 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At September 30, 1996, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $268 million compared with $112 million at December 31, 1995.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX") which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the third quarter 1996 USX consolidated financial information and the Marathon Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 36.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. USX included in Forms 8-K dated September 24, 1996 (for the Marathon Group) and October 23, 1996 (for USX and each of its Groups), cautionary language identifying important factors with respect to written forward-looking statements in USX external documents, and oral forward-looking statements made by, or on behalf of USX, its representatives and its individual Groups.

Results of Operations
---------------------
     Revenues (excluding matching buy/sell transactions and excise taxes) increased by 17% in the third quarter and 14% in the first nine months of 1996 from the comparable prior-year periods, primarily reflecting higher average refined product, worldwide liquid hydrocarbon and natural gas prices. Revenues for the third quarter and first nine months of 1996 and 1995 are summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1996    1995    1996     1995
--------------------------------------------------------------------------------
Refined Products and Merchandise                $2,063  $1,829  $5,866   $5,308
Crude Oil and Natural Gas Liquids                  346     220     894      638
Natural Gas                                        275     220     867      706
Transportation and Other                            48      60     148      165
                                                ------  ------  ------   ------
Subtotal                                        $2,732  $2,329  $7,775   $6,817

Matching Buy/Sell Transactions (a)                 706     447   2,028    1,499
Excise Taxes (a)                                   757     718   2,090    2,046
                                                ------  ------  ------   ------
  Total Revenues                                $4,195  $3,494 $11,893  $10,362
                                                ======  ======  ======   ======

(a)Included in both revenues and operating costs, resulting in no effect on income.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income for the 1996 third quarter included a $96 million favorable noncash effect of a decrease in the inventory market valuation reserve, while the 1995 third quarter included a $51 million unfavorable effect of an increase in the reserve. This reserve reflects the extent to which the recorded costs of crude oil and refined product inventories exceed net realizable value. The amounts of increases or decreases in the reserve in future periods are dependent on changes in future crude oil and refined product price levels, and inventory turnover. Third quarter 1995 operating income also included a $15 million favorable adjustment for expected environmental remediation recoveries. Excluding the effects of these items, third quarter operating income increased by $13 million. The improvement primarily resulted from higher worldwide liquid hydrocarbon and natural gas prices, partially offset by lower refined product margins and worldwide liquid hydrocarbon volumes.

     Operating income from worldwide exploration and production ("upstream") was $222 million in the third quarter of 1996, up $119 million from the third quarter of last year, reflecting improved domestic and international results. Operating income from domestic exploration and production was $136 million in the third quarter of 1996, compared with $72 million in the third quarter of 1995. The improvement was primarily due to higher average liquid hydrocarbon and natural gas prices and reduced depreciation, depletion and amortization ("DD&A") expense resulting, in part, from the fourth quarter 1995 adoption of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). These favorable effects were partially offset by lower liquid hydrocarbon volumes at Ewing Bank Block 873 in the Gulf of Mexico and from the 1995 sale of Illinois Basin production properties.

     Operating income from international exploration and production was $86 million in the third quarter of 1996, compared with $31 million in the third quarter of 1995. The improvement was primarily due to higher average liquid hydrocarbon and natural gas prices, lower dry well expense and reduced DD&A expense, resulting mainly from property sales and the adoption of SFAS No. 121. These favorable changes were partially offset by lower liquid hydrocarbon liftings which were due primarily to the sales of production properties in Indonesia and Tunisia and lower liftings in the United Kingdom ("U.K.").

     Operating income from refining, marketing and transportation ("downstream") operations was $35 million in the third quarter of 1996, compared with $141 million in last year's third quarter. Third quarter 1995 results included a $15 million favorable adjustment for expected environmental remediation recoveries. Excluding this item, downstream's third quarter results decreased by $91 million. The lower results mainly reflected lower refined product margins as increases in refined product prices lagged increases in crude oil acquisition costs. Refining margins were also constrained by a planned maintenance shutdown in September at Marathon's 175,000-barrel-per-day refinery in Robinson, Illinois.

     Administrative expenses were $35 million in the third quarter of 1996, compared with $20 million in the same period of 1995. Effective with the first quarter of 1996, Marathon changed its procedures for distributing the costs of certain administrative services to its operating components in order to optimize the utilization of these services. Under the new approach, upstream and downstream operating components are billed for direct services; unbilled services are included in "Administrative" (see the Supplemental Statistics).
As a result, third quarter 1996 administrative expenses included an estimated $12 million of costs that were allocated to other operating components in 1995.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Marathon Group operating income in the first nine months of 1996 and 1995 included favorable noncash effects of $179 million and $35 million, respectively, reflecting decreases in the inventory market valuation reserve. Operating results for the first nine months of 1996 also included $10 million of charges associated with the withdrawal from the Marine Preservation Association, a non-profit oil spill response group, while the first nine months of 1995 included the $15 million favorable adjustment for expected environmental remediation recoveries. Excluding the effects of these items, operating income in the first nine months of 1996 increased by $174 million from the first nine months of 1995. The increase mainly reflected higher average prices for worldwide liquid hydrocarbons and domestic natural gas, reduced DD&A, resulting mainly from the adoption of SFAS No. 121 and property sales, and increased worldwide natural gas volumes, partially offset by lower refined product margins and decreased worldwide liquid hydrocarbon volumes.

     Other income in the first nine months of 1996 increased by $18 million from the comparable prior-year period, due mainly to a gain on the sale of an equity interest in a domestic pipeline company.

     Net interest and other financial costs in the first nine months of 1996 decreased by $12 million from the first nine months of 1995. Third quarter 1995 interest and other financial costs included a $17 million favorable adjustment for interest on refunds of federal income taxes claimed for prior years. Excluding this item, net interest and other financial costs decreased by $29 million from the first nine months of 1995, primarily reflecting lower average debt levels.

     While the provision for estimated income taxes for the third quarter of 1996 included no significant items, the third quarter of 1995 included a $29 million credit related to the recognition of U.S. income tax benefits for foreign income tax payments in 1995 and certain prior years. The provision for the first nine months of 1996 included an $8 million tax benefit related to the sale of stock of certain subsidiaries involved in international upstream activities.

     Net income increased by $71 million in the third quarter of 1996 as compared with the third quarter of 1995, and by $226 million in the first nine months of 1996 as compared with the first nine months of 1995. The increases mainly reflect the factors discussed above.

Outlook
-------
     The outlook regarding the Marathon Group's sales levels, margins and income is largely dependent upon future prices and volumes of crude oil, natural gas and refined products. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world's major oil and gas producing areas, including OPEC member countries. Any substantial decline in such prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

     The Marathon Group uses commodity-based derivative instruments to manage exposure to market risk. While these instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable price movements. During the fourth quarter of 1996, certain

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

hedging strategies will mature which limit the Marathon Group's ability to benefit from favorable price changes above $20.00 per barrel on approximately
5.5 million barrels, or about 35%, of expected fourth quarter worldwide liquid hydrocarbon production.

     During the third quarter of 1996, Marathon's exploration success in the Cotton Valley Reef trend in East Texas continued as three new natural gas discoveries were announced - the Riley Trust No. 2, Sherrod No. 1 and Noey No. 1 wells. Marathon is the operator of these discoveries, with a 75% working interest in the Riley Trust well and a 100% working interest in the Sherrod and Noey wells. These wells add approximately 40 net million cubic feet per day to Marathon's domestic natural gas production capability. Marathon continues an active exploration program in this play where it has over 40,000 acres of leasehold interests.

     Marathon and its co-venturer are moving ahead with design and construction of "Petronius," a $400 million deepwater Gulf of Mexico drilling and production project on Viosca Knoll Block 786. Marathon has a 50% interest in this project. Production is expected to begin in early 1999 from this discovery, which has estimated reserves of 80-100 million gross barrels of oil equivalent.

     In September 1996, Marathon and its partner completed a successful delineation well on the Tchatamba discovery, offshore Gabon. Oil production is expected to start in late 1997 and peak at 15,000 gross barrels per day ("bpd") at this field, where Marathon is the operator with a 75% interest.

     In October, government approval was given to Marathon and its co-venturers for development of the West Brae field in the U.K. North Sea. West Brae, estimated to contain reserves of 30 million gross barrels of oil, will be a subsea development tied back to the nearby Marathon-operated Brae `A' platform. Production should begin in late 1997, and the field is expected to produce at 25,000 barrels per day in 1998. Marathon is the operator and holds a 38% interest.

     The Marathon Group holds a 30% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II Project. The Sakhalin II Production Sharing Contract ("PSC") was signed in June 1994 for the development of the Piltun-Astokhskoye ("PA") oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. In July 1996, Sakhalin Energy obtained the support of Russian authorities to initiate a plan for the first phase of a development of the PA oil field. Sakhalin Energy is now awaiting the Russian Duma's passage of "enabling" legislation that ties the terms of the PSC to Russian tax law before committing to the project. Assuming timely approvals and continued progress on stabilization, first production of oil could occur in mid-1999, with sales from the PA field forecast to average 45,000 gross bpd annually. This is based on six months of offshore loading operations during the ice-free weather window at an estimated production rate of 90,000 gross bpd during the sales season.

     In September 1996, the Marathon Group announced forecasts of production levels for full-year 1996 as well as some projections for future years. Worldwide liquid hydrocarbon production is expected to be about 180,000 bpd for full-year 1996. The projection for 1997 is around 175,000 bpd, increasing to about 221,000 bpd in 1999. For this same time period, worldwide natural gas volumes are expected to remain in the range of 1.2 to 1.3 billion cubic feet per day. These projections are based on known discoveries and do not include any additions from acquisitions or future

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

exploratory drilling. Production increases primarily reflect development of three projects in the Gulf of Mexico (Green Canyon 244, Viosca Knoll 786 and the recent discovery on Ewing Bank 963), the West Brae field in the U.K. North Sea and the Tchatamba discovery in Gabon along with initial production from Marathon's 30% equity interest in Sakhalin Energy.

     The above discussions of projects, expected production levels, reserves and dates of initial production are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, and geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and are frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, certain Russian laws and normative acts at the Russian Federation and local levels need to be brought into compliance with the existing Production Sharing Agreement Law, and development plans need to be finalized prior to final commitment by the shareholders of Sakhalin Energy. To the extent these assumptions prove inaccurate, actual results could be materially different than present expectations.

Cash Flows
----------
     Net cash provided from operating activities was $890 million in the first nine months of 1996, compared with $577 million in the first nine months of 1995. The 1996 period included payments of $39 million related to certain state tax issues, while the 1995 period included payments of $96 million representing the Marathon Group's share of the amortized discount on USX's zero coupon debentures. Excluding the effects of these items, net cash provided from operating activities increased by $256 million, mainly reflecting favorable working capital changes and increased profitability.

     Capital expenditures for property, plant and equipment in the third quarter and first nine months of 1996 were $176 million and $426 million, respectively, compared with $151 million and $409 million in the comparable 1995 periods. Expenditures during 1996 have mainly been for domestic upstream projects, relating to development of properties in the Gulf of Mexico. Capital expenditures for the year 1996 are expected to total approximately $755 million. Contract commitments for capital expenditures were $268 million at September 30, 1996, compared with $112 million at year-end 1995.

     In September 1996, the Marathon Group announced that capital, investment and exploration expenditures are expected to average between $1 billion and $1.1 billion annually over the 1997-1999 period. Capital and investment spending will include upstream projects previously mentioned in the "Outlook" section and certain downstream projects, including retail marketing expansion and investment in the Nautilus natural gas pipeline system. During this period, exploration activities will be concentrated in existing core areas, primarily in the Gulf of Mexico where a dozen or more wildcat wells are expected to be drilled annually. International areas such as the U.K. and Irish Continental Shelf, West Africa and Egypt will also continue to be explored. Since the Marathon Group follows the successful efforts method of accounting for oil and gas exploration and development, any successful exploration activities will be capitalized.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Cash from the disposal of assets was $126 million in the first nine months of 1996, compared with $18 million in the first nine months of 1995. Proceeds in 1996 primarily reflect the sales of interests in oil and gas production properties in Indonesia and Tunisia and the sale of an equity interest in a domestic pipeline company.

     Financial obligations decreased by $459 million in the first nine months of 1996 as net cash provided from operating activities and asset sales exceeded cash used for capital expenditures and dividend payments. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

     In October 1996, the USX Board of Directors declared a third quarter dividend on the USX-Marathon Group Common Stock of 19 cents per share, an increase of two cents per share over the previous quarterly dividend. The dividend is payable on December 10, 1996 to stockholders of record at the close of business November 20, 1996. Total dividends paid on the USX-Marathon Group Common Stock in the fourth quarter of 1996 will increase by approximately $6 million as a result of this dividend increase.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 17 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1996. In addition, there are 12 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 70 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                        ---------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1996    1995    1996     1995
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
 Exploration & Production
   Domestic                                       $136     $72    $397    $242
   International                                    86      31     254     136
 Refining, Marketing & Transportation.              35     141     195     285
 Gas Gathering & Processing                          -       -       5       -
 Administrative (a)                                (35)    (20)   (101)    (62)
                                                ------  ------  ------   ------
                                                  $222    $224    $750    $601
 Inventory Market Val. Res. Adjustment              96     (51)    179      35
                                                ------ -------  ------  -------
   Total Marathon Group                           $318    $173    $929    $636

CAPITAL EXPENDITURES                              $176    $151    $426    $409


OPERATING STATISTICS

Net Liquid Hydrocarbon Production (b):
 Domestic                                        119.2   134.8   122.6   132.2
 International                                    55.0    77.9    60.3    73.3
                                                ------ -------  ------   ------
   Worldwide                                     174.2   212.7   182.9   205.5

Net Natural Gas Production (c):
 Domestic                                        648.4   601.1   663.1   634.2
 International - Equity                          437.2   411.7   496.1   449.3
 International - Other (d)                        31.6    23.9    32.9    30.9
                                               ------- ------- ------- -------
   Worldwide                                   1,117.2 1,036.7 1,192.1 1,114.4

Average Equity Sales Prices:
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $18.90  $14.13  $17.71  $14.66
   International                                 20.37   15.82   19.36   16.70
 Natural Gas (per Mcf)
   Domestic                                      $2.05   $1.59   $2.03   $1.63
   International                                  1.93    1.74    1.90    1.83

Natural Gas Sales (c) (e):
 Domestic                                        952.6   961.2 1,005.2   982.2
 International                                   468.8   435.6   529.0   480.2
                                               ------- ------- ------- -------
Worldwide                                      1,421.4 1,396.8 1,534.2 1,462.4

Crude Oil Refined (b)                            520.5   524.5   511.2   512.1
Refined Products Sold (b)                        789.1   747.9   766.3   732.7

---------------

  (a) Third quarter and first nine months of 1996 include an estimated $12 million and $38 million, respectively, in expenses which were allocated to operating components in 1995.
  (b) Thousands of barrels per day
  (c) Millions of cubic feet per day
  (d) Represents gas acquired for injection and subsequent resale
  (e) Represents equity, royalty and trading volumes

   C.  U. S. Steel Group
                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share data)     1996   1995*    1996    1995*
--------------------------------------------------------------------------------
REVENUES                                        $1,611  $1,620  $4,782   $4,827

OPERATING COSTS:
 Cost of sales (excludes items shown below)      1,423   1,372   4,322    4,113
 Selling, general and administrative
  expenses (credits)                               (41)    (34)   (121)    (103)
 Depreciation, depletion and amortization           69      80     222      241
 Taxes other than income taxes                      57      57     174      161
                                                ------  ------  ------   ------
   Total operating costs                         1,508   1,475   4,597    4,412
                                                ------  ------  ------   ------
OPERATING INCOME                                   103     145     185      415

Gain on affiliate stock offering                     -       -      53        -
Other income                                        20      22      41       60
Interest and other financial income                  -       -       3        5
Interest and other financial costs                 (30)    (32)    (88)    (107)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                          93     135     194      373

Less provision for estimated income taxes           23      49      46      132
                                                ------  ------  ------   ------

INCOME BEFORE EXTRAORDINARY LOSS                    70      86     148      241
Extraordinary loss, net of income tax                -      (1)      -       (1)
                                                ------  ------  ------   ------

NET INCOME                                          70      85     148      240
Dividends on preferred stock                        (6)     (6)    (17)     (19)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK               $64     $79    $131     $221
                                                ======  ======  ======   ======

STEEL STOCK DATA:
 Income per share:
   Income before extraordinary loss
    - Primary                                     $.76    $.99   $1.56    $2.86
    - Fully diluted                                .75     .95    1.55     2.77
 Extraordinary loss - primary and fully diluted      -    (.01)      -    (.01)
 Net income
    - Primary                                     $.76    $.98   $1.56    $2.85
    - Fully diluted                                .75     .94    1.55     2.76

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
    - Primary                                   84,487  80,700  83,781   77,831
    - Fully diluted                             86,422  90,008  85,588   87,139

*Certain amounts have been reclassified to conform to 1996 classifications.

Selected notes to financial statements appear on pages 40-43.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $20           $52
  Receivables, less allowance for doubtful
   accounts of $18 and $18                               513           579
  Receivable from other groups                            40            35
  Inventories                                            724           601
  Deferred income tax benefits                           168           177
                                                      ------        ------
     Total current assets                              1,465         1,444
Long-term receivables and other investments,
 less reserves of $25 and $23                            541           613
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,044 and $5,909                                     2,537         2,512
Long-term deferred income tax benefits                   321           362
Prepaid pensions                                       1,691         1,546
Other noncurrent assets                                   40            44
                                                      ------        ------
     Total assets                                     $6,595        $6,521
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $70            $8
  Accounts payable                                       695           815
  Payable to other groups                                  -            11
  Payroll and benefits payable                           339           389
  Accrued taxes                                          138           180
  Accrued interest                                        17            23
  Long-term debt due within one year                      50            93
                                                      ------        ------
     Total current liabilities                         1,309         1,519
Long-term debt, less unamortized discount              1,070           923
Employee benefits                                      2,452         2,424
Deferred credits and other liabilities                   237           247
Preferred stock of subsidiary                             64            64
                                                      ------        ------
     Total liabilities                                 5,132         5,177
                                                      ------        ------

STOCKHOLDERS' EQUITY
Preferred stock                                            7             7
Common stockholders' equity                            1,456         1,337
                                                      ------        ------
     Total stockholders' equity                        1,463         1,344
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,595        $6,521
                                                      ======        ======

Selected notes to financial statements appear on pages 40-43.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $148          $240
Adjustments to reconcile to net cash provided
 from (used in) operating activities:
  Extraordinary loss                                       -             1
  Depreciation, depletion and amortization               222           241
  Pensions                                              (146)         (288)
  Postretirement benefits other than pensions             14            (6)
  Deferred income taxes                                   58           151
  Gain on disposal of assets                              (8)          (20)
  Gain on affiliate stock offering                       (53)            -
  Payment of amortized discount on zero coupon debentures  -           (28)
  Changes in:
     Current receivables                                  30            38
     Inventories                                        (123)          (57)
     Current accounts payable and accrued expenses      (215)          115
  All other items - net                                   (5)         (103)
                                                      ------        ------
     Net cash provided from (used in)
      operating activities                               (78)          284
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (249)         (224)
Disposal of assets                                       144            57
All other items - net                                     10            11
                                                      ------        ------
     Net cash used in investing activities               (95)         (156)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in U. S. Steel Group's share of USX
 consolidated debt                                       175          (192)
Specifically attributed debt - repayments                 (4)           (4)
Preferred stock redeemed                                   -           (25)
Steel Stock issued                                        47           205
Dividends paid                                           (77)          (70)
                                                      ------        ------
     Net cash provided from (used in)
      financing activities                               141           (86)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (32)           42
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            52            20
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $20           $62
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(107)        $(136)
  Income taxes paid, including settlements with
   other groups                                          (55)           (3)


Selected notes to financial statements appear on pages 40-43.

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

 4. Operating income includes net periodic pension credits of $123 million and $99 million in the first nine months of 1996 and 1995, respectively, ($42 million and $32 million in the third quarter of 1996 and 1995, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses. The expected long-term rate of return on plan assets, which is reflected in the calculation of net periodic pension credits, is 10% for both 1996 and 1995.

 5.  On May 2, 1996, an aggregate of 6.9 million shares of RMI Titanium Company
     (RMI) common stock was sold in a public offering at a price of $18.50 per share and total net proceeds of $121 million. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. The
     U. S. Steel Group recognized a total pretax gain in the second quarter of 1996 of $53 million, of which $34 million was attributable to the shares sold by USX and $19 million was attributable to the increase in value of its investment as a result of the shares sold by RMI. The income tax effect related to the total gain was $19 million. As a result of this transaction, USX's ownership in RMI decreased from approximately 50% to 27%. The U. S. Steel Group continues to account for its investment in RMI under the equity method of accounting.

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

 7. In the third quarter of 1995, USX extinguished $467 million of debt prior to maturity, resulting in an extraordinary loss to the U. S. Steel Group of $1 million, net of a $1 million income tax benefit.

 8. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                   -------------------------
                                                   September 30 December 31
                                                       1996         1995
                                                   ------------ -----------
    Raw materials                                       $153          $89
    Semi-finished products                               329          300
    Finished products                                    181          143
    Supplies and sundry items                             61           69
                                                        ----         ----
      Total                                             $724         $601
                                                        ====         ====

 9. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1996, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At September 30, 1996, the balance of sold loans receivable subject to recourse was $58 million.
     USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1996, and December 31, 1995, accrued liabilities for remediation totaled $110 million and $116 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1996 and for the years 1995 and 1994, such capital expenditures totaled $59 million, $55 million and $57 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $37 million at September 30, 1996. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of September 30, 1996, the largest guarantee for a single affiliate was $18 million.

     At September 30, 1996, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $168 million compared with $178 million at December 31, 1995.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the third quarter 1996 USX consolidated financial information and the U. S. Steel Group financial statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 50.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. USX included in a Form 8-K dated October 23, 1996, cautionary language identifying important factors with respect to written forward-looking statements in USX external documents, and oral forward-looking statements made by, or on behalf of USX, its representatives and its individual Groups.

Results of Operations
---------------------
     Revenues for the U. S. Steel Group decreased $9 million and $45 million in the third quarter and first nine months of 1996, respectively, compared with the same periods in 1995. The decreases primarily resulted from reduced steel shipment volumes and lower steel prices, partially offset by an improved product mix.

     Operating income for Steel and Related Businesses decreased $66 million in the third quarter of 1996, compared with the same quarter of 1995. The third quarter 1995 operating income included a $13 million favorable accrual adjustment for certain employee-related costs and a $6 million charge related to repairs of the Gary Works No. 8 blast furnace. Excluding these items, third quarter 1996 operating income decreased $59 million from the third quarter 1995. The decline was mainly due to cost effects and inefficiencies related to planned and unplanned blast furnace outages, reduced steel shipment volumes and lower steel prices, partially offset by an improved product mix. Costs and shipments were affected by a 70-day scheduled outage for a full reline of the blast furnace at Fairfield Works, a 45-day scheduled outage for a partial reline of the No. 4 blast furnace at Gary Works and the lingering effects of an unplanned outage at the Gary Works No. 13 blast furnace, which occurred in the second quarter.

     The Gary Works No. 13 blast furnace, which represents about half of Gary Works iron producing capacity and roughly one-fourth of U.S. Steel's iron capacity, was damaged April 2 in a hearth break-out. In addition to direct repair costs,

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

operating results were adversely affected by production inefficiencies at Gary, as well as other U. S. Steel plants, reduced shipments and higher costs for purchased iron and semifinished steel. The total effect of the No. 13 blast furnace outage on the first nine months operating income is estimated to be more than $100 million. USX maintains physical damage and business interruption insurance coverage for events such as the No. 13 blast furnace breakout and the 1995 Gary Works No. 8 blast furnace explosion, subject to a $50 million deductible for recoverable items. However, an estimate of the amount or timing of recoveries for the No. 13 blast furnace outage cannot be made at this time. On October 4, 1996, USX filed a suit in Lake County, Indiana, Superior Court against its insurers related to the No. 8 blast furnace explosion. The timing of the resolution of this litigation and the outcome cannot be predicted at this time.

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Operating income for Administrative and Other Businesses in the third quarter of 1996 increased $24 million over the same quarter of 1995 primarily due to higher pension credits, lower environmental accruals and higher income from USX Credit.

     Operating income for Steel and Related Businesses decreased $284 million in the first nine months of 1996, compared with the same period of 1995. Results included $39 million of charges related to repair costs on the Gary (Ind.) Works No. 13 blast furnace, and $16 million of charges for unrelated legal accruals. Results for the first nine months of 1995 included $33 million of charges for the repair of the Gary Works No. 8 blast furnace, $29 million of charges related to the Pickering v. USX litigation, and a $13 million favorable accrual adjustment for certain employee-related costs. Excluding these charges, operating income for the first nine months of 1996 decreased $278 million from the same period in 1995. The decrease was mainly due to cost inefficiencies related to the planned and unplanned blast furnace outages, lower steel prices and steel shipment volumes, partially offset by an improved product mix.

     Operating income for Administrative and Other Businesses increased $54 million in the first nine months of 1996 compared with the same period in 1995 primarily due to higher pension credits, higher income from USX Credit and lower environmental accruals.

     The pension credits referred to above, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net periodic pension credits (which are primarily noncash) of $42 million and $123 million for the third quarter and first nine months of 1996, respectively, compared with $32 million and $99 million for the third quarter and first nine months of 1995, respectively. The amounts of these credits fluctuate over time primarily reflecting changes in the expected long-term rate of return on plan assets and the assumed discount rate on the outstanding pension obligation. To the extent that these credits decline in the future, operating income would be adversely affected.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Gain on affiliate stock offering totaled $53 million for the first nine months of 1996. For further details, see Note 5 to the U. S. Steel Group Financial Statements.

     Other income for the first nine months of 1996 decreased $19 million over the same period in 1995 due to lower income from affiliates.

     Net income decreased by $15 million, or 18%, in the third quarter of 1996 as compared with the third quarter of 1995, and by $92 million, or 38%, in the first nine months of 1996 as compared with the first nine months of 1995. The decreases mainly reflect the factors discussed above.

     Third quarter 1996 steel shipments of 2.7 million tons and raw steel production of 2.5 million tons decreased 5% and 16%, respectively, from the same quarter of 1995. Steel shipments and raw steel production in the first nine months of 1996 totaled 8.3 million tons and 8.2 million tons, respectively. These represented decreases of 1% and 8%, respectively. Steel shipments for the third quarter and first nine months of 1996 included export shipments of 0.1 million tons and 0.4 million tons, respectively, compared with 0.6 million tons and 1.0 million tons, respectively, in the same periods in 1995. Raw steel capability utilization in the third quarter of 1996 averaged approximately 79% versus 96% of capability in the third quarter of 1995. Raw steel capability utilization in the first nine months of 1996 averaged approximately 86% versus 96% of capability in the first nine months of 1995. The decreases in raw steel capability utilization were due to planned and unplanned blast furnace outages. As a result of improvements in operating efficiencies, U. S. Steel increased its stated annual raw steel production capability by 0.3 million tons to 12.8 million tons for 1996.

Outlook
-------
     The U. S. Steel Group expects a continued strong order book for the fourth quarter of 1996. Shipments and operating rates in the fourth quarter are expected to be higher than the third quarter as a result of the completion of the two scheduled blast furnace outages. Fourth quarter transaction prices are expected to increase for some products based on announced price increases effective September 29; however, product mix is expected to be less favorable than the third quarter of 1996. Additionally, U. S. Steel has informed its customers of price increases for most products effective in January 1997.

     The steel industry is characterized by excess world supply which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during economic contraction. Within the next year, the anticipated availability of flat-rolled steel from several new domestic plants scheduled to begin production may ultimately have an adverse effect on product prices and shipment levels as companies attempt to gain or retain market share.

     Steel imports to the United States accounted for an estimated 22% of the domestic steel market in the first eight months of 1996, and 21%, 25% and 19% of the domestic steel market in the years 1995, 1994 and 1993, respectively.
During July and August of 1996, steel imports increased sharply and accounted for an estimated 25% and 27%, respectively, of the domestic steel market. The domestic

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices, shipment levels and results of operations.

     USX's labor agreement with the United Steelworkers of America ("USWA") provides for reopener negotiations of specific payroll items with the contingency for binding interest arbitration if agreement concerning such items is not reached. Settlement on such items has not yet been achieved. Any changes resulting from a negotiated settlement or interest arbitration will become effective during the first quarter of 1997.

     The U. S. Steel Group's expectations as to levels of sales are based on assumptions as to levels of economic activity, future product prices, product mix and shipments. In addition, the operations of the U. S. Steel Group are subject to planned and unplanned outages due to maintenance, equipment malfunctions or work stoppages; and various hazards, including explosions, fires and severe weather conditions, which could disrupt operations or the availability of raw materials, resulting in reduced production volumes, increased production costs and lower income. In the event these assumptions prove inaccurate, actual results could be materially different than present expectations.

Cash Flows
----------
     Net cash used in operating activities was $78 million in the first nine months of 1996, compared with net cash provided from operating activities of $284 million in the same period of 1995. The first nine months of 1996 included a payment of $59 million to the Internal Revenue Service ("IRS") for certain agreed and unagreed adjustments relating to the tax year 1990. In addition, net cash used in operating activities included a payment of $28 million related to the Pickering litigation. The first nine months of 1995 included payments of $169 million to fund the U. S. Steel Group's principal pension plan, $28 million representing U. S. Steel's share of the amortized discount of USX's zero coupon debentures and $20 million as partial settlement in the Pickering litigation. Excluding these items, net cash from operating activities decreased by $492 million due to unfavorable working capital changes and decreased profitability.

     In accordance with USX's long-term funding practice, which is designed to maintain an appropriate funded status, USX expects to contribute approximately $45 million in 1997 to fund the U. S. Steel Group's principal pension plan for the 1996 plan year. This amount, which is based on a recently completed long term funding study, is less than the previously disclosed funding projections of approximately $100 million annually.

     Cash from the disposal of assets increased $87 million in the first nine months of 1996 compared with the same period of 1995. The 1996 proceeds reflected the sale of the U. S. Steel Group's investment in National-Oilwell and RMI Titanium Company Common Stock. The 1995 proceeds mainly reflected property sales.

     Capital expenditures for property, plant and equipment in the third quarter and first nine months of 1996 were $91 million and $249 million, respectively,

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

compared with $82 million and $224 million, respectively, in the same periods in 1995.

     For the year 1996, capital expenditures are expected to total approximately $320 million, compared with $324 million in 1995. Capital expenditures for 1996 include the blast furnace reline and new galvanizing line at Fairfield Works, additional environmental expenditures primarily at Gary Works, and certain spending related to the Gary Works No. 13 blast furnace. Contract commitments for capital expenditures at September 30, 1996 were $168 million, compared with $178 million at year-end 1995.

     Future capital expenditures can be affected by levels of cash flow from operations, and by unforeseen hazards such as weather conditions, or explosions or fires, which could delay the timing of completion of particular capital projects.

     Financial obligations increased $171 million in first nine months of 1996 primarily reflecting net cash used in operating and investing activities. These financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 28 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1996. In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

liability or make any judgment as to the amount thereof. There are also 36 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. Certain current and former U. S. Steel Group operating facilities have been in operation for many years, and could require significant expenditures to meet existing and future requirements under these laws. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment (see Note 10 to the U. S. Steel Group Financial Statements for a discussion of certain of these matters). In the U.S. District Court for the Northern District of Alabama, in a civil class action, Cox, et al. v. USX, the United Steel Workers of America and United States Steel and Carnegie Pension Fund (defendants), a jury on October 29, 1996, returned verdicts favorable to the defendants on all counts, finding no liability and no damages. Plaintiffs have indicated an intent to appeal these verdicts.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1996    1995    1996     1995
--------------------------------------------------------------------------------
REVENUES

 Steel and Related Businesses (a)               $1,595  $1,607  $4,738   $4,769
 Other                                              16      13      44       58
                                                ------ -------  ------  -------
   Total U. S. Steel Group                      $1,611  $1,620  $4,782   $4,827


OPERATING INCOME

 Steel and Related Businesses (a)                  $58    $124     $45     $329
 Administrative and Other Businesses(b)             45      21     140       86
                                                ------  ------  ------   ------
   Total U. S. Steel Group                        $103    $145    $185     $415


CAPITAL EXPENDITURES                               $91     $82    $249     $224

OPERATING STATISTICS

 Public & Affiliated Steel Shipments (c)         2,699   2,851   8,255    8,330
 Raw Steel-Production (c)                        2,550   3,036   8,245    8,999
 Raw Steel-Capability Utilization (d)            79.2%   96.4%     86%    96.3%



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

   D.  Delhi Group
                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share data)     1996   1995*    1996    1995*
--------------------------------------------------------------------------------
REVENUES                                        $242.0  $149.0  $726.5   $425.8

OPERATING COSTS:
 Cost of sales (excludes items shown below)      222.9   136.9   663.9    376.7
 Selling, general and administrative expenses      7.0     6.1    20.9     18.3
 Depreciation, depletion and amortization          7.0     6.2    20.7     18.8
 Taxes other than income taxes                     1.9     1.8     5.9      5.7
 Restructuring credits                               -       -       -     (6.2)
                                                ------  ------  ------   ------
   Total operating costs                         238.8   151.0   711.4    413.3
                                                ------  ------  ------   ------
OPERATING INCOME (LOSS)                            3.2    (2.0)   15.1     12.5

Other income                                         -       -      .2      5.2
Interest and other financial costs                (5.1)   (4.3)  (15.3)   (10.9)
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS                               (1.9)   (6.3)      -      6.8

Less provision (credit) for estimated
 income taxes                                      (.7)   (2.2)      -      4.4
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS           (1.2)   (4.1)      -      2.4
Extraordinary loss, net of income tax                -     (.2)      -      (.2)
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                 (1.2)   (4.3)      -      2.2

Dividends on preferred stock                         -     (.1)      -      (.2)
Net income applicable to Retained Interest           -       -       -     (2.4)
                                                ------  ------  ------   ------
NET INCOME (LOSS) APPLICABLE TO OUTSTANDING
 DELHI STOCK                                     $(1.2)  $(4.4)     $-     $(.4)
                                                ======  ======  ======   ======

DELHI STOCK DATA:
 Net income (loss) per share -
  Primary and fully diluted:
   Income (loss) before extraordinary loss       $(.14)  $(.44)     $-    $(.02)
   Extraordinary loss                                -    (.02)      -     (.02)
   Net income (loss)                              (.14)   (.46)      -     (.04)

 Dividends paid per share                          .05     .05     .15      .15

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,448   9,443   9,448    9,440

*Certain amounts have been reclassified to conform to 1996 classifications.

Selected notes to financial statements appear on pages 54-57.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $.5          $1.9
  Receivables, less allowance for doubtful
   accounts of $.8 and $.8                              71.4          93.2
  Receivable from other groups                            .7            .3
  Inventories                                           10.2          10.7
  Other current assets                                   3.6           3.2
                                                      ------        ------
     Total current assets                               86.4         109.3
Long-term receivables and other investments              6.3           8.3
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $448.1 and $433.9                                     536.9         502.3
Other noncurrent assets                                  5.1           4.4
                                                      ------        ------
     Total assets                                     $634.7        $624.3
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                        $14.1          $1.6
  Accounts payable                                     124.9         137.7
  Payable to other groups                                  -            .1
  Payroll and benefits payable                           3.9           3.8
  Accrued taxes                                          8.3           7.0
  Accrued interest                                       3.3           4.9
  Long-term debt due within one year                     9.1          18.8
                                                      ------        ------
     Total current liabilities                         163.6         173.9
Long-term debt, less unamortized discount              204.0         182.0
Long-term deferred income taxes                        135.9         135.9
Deferred credits and other liabilities                  16.6          16.5
Preferred stock of subsidiary                            3.8           3.8
                                                      ------        ------
     Total liabilities                                 523.9         512.1


STOCKHOLDERS' EQUITY                                   110.8         112.2
                                                      ------        ------
     Total liabilities and stockholders' equity       $634.7        $624.3
                                                      ======        ======








Selected notes to financial statements appear on pages 54-57.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1996         1995
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                                $-          $2.2
Adjustments to reconcile to net cash provided from
 (used in) operating activities:
  Extraordinary loss                                       -            .2
  Depreciation, depletion and amortization              20.7          18.8
  Pensions                                                .7            .4
  Deferred income taxes                                    -            .7
  Gain on disposal of assets                             (.5)          (.5)
  Payment of amortized discount on zero coupon debentures  -          (4.4)
  Restructuring credits                                    -          (6.2)
  Changes in:
     Current receivables - sold                            -         (18.3)
                        - operating turnover             18.4        (10.5)
     Inventories                                          .5           1.2
     Current accounts payable and accrued expenses     (11.5)         12.3
  All other items - net                                  2.2          (3.7)
                                                      ------        ------
     Net cash provided from (used in)
      operating activities                              30.5          (7.8)
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (55.4)        (24.9)
Disposal of assets                                        .6          12.7
All other items - net                                      -           3.5
                                                      ------        ------
     Net cash used in investing activities             (54.8)         (8.7)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in Delhi Group's share of
 USX consolidated debt                                  24.3          79.2
Elimination of Marathon Group Retained Interest            -         (58.2)
Preferred stock redeemed                                   -          (2.5)
Dividends paid                                          (1.4)         (1.5)
Payment attributed to Retained Interest                    -           (.5)
                                                      ------        ------
     Net cash provided from financing activities        22.9          16.5
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1.4)            -
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           1.9            .1
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.5           $.1
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid             $(16.6)       $(14.9)
  Income taxes paid, including settlements with
   other groups                                          (.2)         (4.1)


Selected notes to financial statements appear on pages 54-57.

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

 6. In the third quarter of 1995, USX extinguished $467 million of debt prior to maturity, resulting in an extraordinary loss to the Delhi Group of $.2 million, net of a $.1 million income tax benefit.

 7.  Inventories are carried at lower of average cost or market.

                                                         (In millions)
                                                    ------------------------
                                                   September 30 December 31
                                                       1996         1995
                                                   ------------ -----------
    Natural gas in storage                              $5.9         $9.4
    Natural gas liquids (NGLs) in storage                 .4           .2
    Materials and supplies                               3.9          1.1
                                                        ----         ----
      Total                                            $10.2        $10.7
                                                       =====        =====

 8. The Delhi Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1996, the amount sold under the program that had not been collected was $50.0 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

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

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 9.  (Continued)

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1996 and for the years 1995 and 1994, such capital expenditures totaled $5.7 million, $5.5 million and $4.6 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At September 30, 1996, contract commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $5.5 million compared with $9.3 million at December 31, 1995.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group includes Delhi Gas Pipeline Corporation ("DGP") and certain other subsidiaries of USX Corporation ("USX") which are engaged in the purchasing, gathering, processing, transporting and marketing of natural gas. The following discussion should be read in conjunction with the third quarter 1996 USX consolidated financial information and the Delhi Group financial statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 63.

Certain sections of the discussion include forward-looking statements concerning trends or events potentially affecting the businesses of the Delhi Group. These statements typically contain words such as "anticipates", "believes", "estimates", or "expects", or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. USX included in a Form 8-K dated October 23, 1996, cautionary language identifying important factors with respect to written forward-looking statements in USX external documents, and oral forward-looking statements made by, or on behalf of USX, its representative and its individual Groups.

Results of Operations
---------------------
     Revenues in the third quarter and first nine months of 1996 increased
$93.0 million and $300.7 million, respectively, from comparable periods in 1995, as summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1996    1995    1996     1995
--------------------------------------------------------------------------------
Gas Sales and Trading                           $212.9 $ 128.9  $645.3   $364.5
Transportation                                     4.0     3.1    12.5      8.5
Gas Processing                                    23.9    17.0    63.7     52.3
Other                                              1.2       -     5.0       .5
                                                ------  ------  ------   ------
Total Revenues                                  $242.0  $149.0  $726.5   $425.8
                                                ======  ======  ======   ======

     The increases were primarily due to higher natural gas prices and increased trading volumes, partially offset by lower natural gas sales volumes.

     Operating income in the third quarter of 1996 increased by $5.2 million as compared with the third quarter of 1995. Operating income in the first nine months of 1996 increased by $2.6 million as compared with the first nine months of 1995. The first nine months of 1995 included a $6.2 million favorable pretax effect related to completion of a 1994 nonstrategic asset disposition plan. Excluding this effect, operating income in the first nine months of 1996 increased by $8.8 million from the comparable prior-year period. This increase was due primarily to improved gas sales and trading unit margins and increased transportation volumes, partially offset by decreases in natural gas and NGLs sales volumes, and higher natural gas processing feedstock costs.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

      Gas sales and trading gross margins benefited from higher gas sales prices which resulted in increased unit margins in the third quarter of 1996, as compared with the third quarter of 1995. Gas sales and trading gross margin in the first quarter and first nine months of 1996 reflected an estimated $2.9 million unfavorable effect of a previously disclosed market anomaly caused by extreme winter weather in the eastern United States and the inability to move Texas gas to that market due to transportation constraints. Gas sales volumes declined by 3% and 6%, respectively in the third quarter and first nine months of 1996, from the comparable prior-year periods, as some gas sales volumes were converted to transportation volumes. Natural gas trading involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems and the subsequent sale of like volumes. The cost of natural gas acquired through trading is typically higher than the cost of natural gas acquired from wells directly connected to the Delhi Group's systems. Natural gas trading volumes in the third quarter and first nine months of 1996 increased 24% and 67%, respectively, from the comparable prior-year periods.

     The transportation business involves the transport of natural gas on Delhi's systems for third parties at negotiated fees. Transportation gross margin in the third quarter and first nine months of 1996 increased by $0.8 million, or 25%, and $4.0 million, or 47%, respectively, from the comparable prior-year periods, due primarily to increases in transportation volumes resulting from new transportation agreements and conversion of some gas sales volumes to transportation volumes.

     Natural gas processing involves extraction of NGLs such as ethane, propane, isobutane, normal butane and natural gasoline from the natural gas stream. Gas processing gross margin in the third quarter of 1996 increased by $1.1 million, or 16%, as compared with the third quarter of 1995, primarily as the result of higher NGLs sales prices. Gas processing gross margin in the first nine months of 1996 decreased by $1.2 million, or 6%, from the comparable 1995 period, mainly due to higher natural gas processing feedstock costs and decreased NGLs sales volumes.

     Other income in the first nine months of 1996 decreased by $5.0 million from the comparable prior-year period, primarily reflecting a $5.0 million favorable adjustment recorded in 1995 on the sale of the Delhi Group's interest in Ozark Gas Transmission System ("Ozark") (see Note 4 to the Delhi Group financial statements for details).

     Interest and other financial costs increased $4.4 million in the first nine months of 1996 as compared with the first nine months of 1995. This was due to increased debt levels that primarily resulted from the second quarter 1995 elimination of the Marathon Group's Retained Interest (see Note 2 to the Delhi Group financial statements for details), and capital spending in excess of cash provided from operating activities.

     The provision (credit) for estimated income taxes for the first nine months of 1995 included an unfavorable effect associated with the sale of the Delhi Group's interest in Ozark.

     A Net loss of $1.2 million, or $.14 per share, was recorded in the third quarter of 1996, compared with a net loss of $4.3 million, or $.46 per share, in the third quarter of 1995. Net income was at break-even the first nine months of 1996, compared with $2.2 million in the first nine months of 1995. The changes in net income primarily reflect the improvements in operating income discussed above, offset by the increased interest and other financial costs related to the

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

elimination of the Marathon Group's Retained Interest and the increased levels of capital spending.

Outlook
-------
     The Delhi Group continues to expand its natural gas pipeline systems and treating and processing facilities through acquisitions and expansions of existing facilities. The Delhi Group is currently involved in significant projects in East and West Texas, the largest being the expansion in the Pinnacle Reef gas play area of East Texas. Management anticipates fourth quarter peak rates will reach 130 to 140 mmcfd, primarily representing transportation throughput volumes, as these projects are completed and integrated into the existing systems. A significant portion of this additional transportation throughput volume is related to long-term transportation agreements, at prevailing market rates, between the Delhi Group and the Marathon Group. The realization of these additional volumes could be affected by many factors, including but not limited to, the success of drilling by the producers in the Pinnacle Reef gas play area, the level of drilling in this area, and other areas of the United States, levels of imported gas, storage levels, and changes in the price and demand for natural gas.

     The Delhi Group's operating results from gas sales are affected by fluctuations in natural gas prices and demand levels in the markets that it serves. The levels of gas sales and trading gross margins for future periods are affected by fluctuations in customer demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. The Delhi Group attempts to sell all of the natural gas available on its system each month. Natural gas volumes not sold to its premium markets are typically sold in the spot market, generally at lower average unit margins than those realized from premium sales. Because the strongest demand for gas and the highest gas sales unit margins generally occur during the winter heating season, the Delhi Group has historically recognized the greatest portion of income from its gas sales business during the first and fourth quarters of the year.

     Since the adoption of Federal Energy Regulatory Commission ("FERC") Order No. 636 in 1992, competition in the domestic gas industry has increased significantly. On the supply side, gas producers now have easier access to end-user sales markets, which, at times, has resulted in the conversion of their gas sales contracts with midstream gathering and distribution companies, like DGP, to lower gross margin, fixed-fee transportation agreements. On the sales side, securing new premium service agreements has become increasingly difficult. However, management believes that its increased focus on core operating areas, a continued emphasis on sour gas gathering and treating services and its ability to maintain a long-term dedicated reserve base and to provide reliable sales service will enable the Delhi Group to remain a competitive entity in the markets that it serves.

     The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each gas plant's operation. The levels of gas processing margin for future periods are affected by fluctuations in the price and demand for NGLs and the volatility of natural gas processing feedstock costs. In the third quarter of 1996, Delhi began hedging NGLs sales and their related feedstock costs. Approximately 85% of anticipated fourth quarter NGLs volumes have been hedged.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Cash Flows
----------
     Net cash provided from operating activities increased $38.3 million in the first nine months of 1996, compared with the first nine months of 1995. Cash flows in 1995 included a $4.4 million payment, representing the Delhi Group's share of the amortized discount on USX's zero coupon bond debentures which were extinguished in the third quarter. The improvement primarily reflected positive changes in working capital and increased gross margins in the first nine months of 1996, while the first nine months of 1995 included an $18.3 million unfavorable effect of a change in the sale of receivables program.

     Capital expenditures for property, plant and equipment in the third quarter and first nine months of 1996 were $13.5 million and $55.4 million, respectively, compared with $12.2 million and $24.9 million in the respective 1995 periods. Expenditures in the first nine months of 1996 were primarily for the Pinnacle Reef expansion project in East Texas and the acquisition of pipeline and processing assets in West Texas. Capital expenditures for the year 1996 are expected to approximate $75 million. The Delhi Group will continue to target additional expenditures to add new dedicated gas reserves, expand existing facilities and acquire new facilities as opportunities arise in its core operating areas. Future capital expenditures can be affected by changes in the price and demand for natural gas, levels of cash flow from operations, the success and level of drilling activity by producers, severe weather or natural disasters, or unforeseen operating difficulties, which could delay the timing of completion of particular capital projects. Contract commitments for capital expenditures were $5.5 million at September 30, 1996, compared with $9.3 million at year-end 1995.

     Cash from the disposal of assets decreased $12.1 million in the first nine months of 1996, compared with the first nine months of 1995. The 1995 proceeds mainly reflected the sales of remaining assets in the 1994 asset disposition plan.

     Financial obligations increased by $24.3 million in the first nine months of 1996 as capital expenditures exceeded net cash provided from operating activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

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

                         DELHI GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                         ------------------------------


                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1996    1995    1996     1995
--------------------------------------------------------------------------------
GROSS MARGIN

 Gas Sales and Trading Margin                    $11.5    $8.1   $44.3   $38.0
 Transportation Margin                             4.0     3.2    12.5     8.5
                                                ------  ------  ------   ------
 Systems and Trading Margin                       15.5    11.3    56.8    46.5
 Gas Processing Margin                             7.8     6.7    18.6    19.8
                                                ------  ------  ------   ------
 Total Gross Margin                              $23.3   $18.0   $75.4   $66.3

OPERATING INCOME (LOSS)                           $3.2   $(2.0)  $15.1   $12.5


CAPITAL EXPENDITURES                             $13.5   $12.2   $55.4   $24.9


OPERATING STATISTICS

Natural Gas Volumes (a)
 Natural Gas Sales                               516.4   531.1   532.9   564.3
 Transportation                                  464.3   316.3   456.5   288.7
                                                ------  ------  ------   ------
    Systems Throughput                           980.7   847.4   989.4   853.0
 Trading Sales                                   589.7   474.6   562.7   336.4
 Partnership - equity share (b)                      -       -       -     6.9
                                               ------- ------- -------  -------
    Total Sales Volumes                        1,570.4 1,322.0 1,552.1  1,196.3

Natural Gas Liquids Sales (c)                    801.3   767.8   764.0   800.5



  (a) Millions of cubic feet per day
  (b) Related to an investment which was sold in the second quarter of 1995.
  (c) Thousands of gallons per day

Part II - Other Information
----------------------------

Item 1. LEGAL PROCEEDINGS

     U. S. Steel Group

     (a)  Fairfield Agreement Litigation

     A civil class action was commenced against USX, the United Steelworkers of America and United States Steel and Carnegie Pension Fund in 1989 (Cox, et al. v. USX, et al.) that allegedly related to the negotiation of a 1983 local labor agreement, which resulted in the reopening of USX's Fairfield Works in 1984. The causes of action included claims asserted under the Racketeer Influenced and Corrupt Organization Act (RICO) and the Employee Retirement Income Security Act (ERISA), specifically alleging that USX granted leaves of absence and pensions to union officials with intent to influence their approval, implementation and interpretation of the 1983 Fairfield Agreement. The defendants denied any liability to the plaintiffs and vigorously defended these claims. On October 29, 1996, a jury returned verdicts favorable to the defendants on all counts finding no liability and no damages. Plaintiffs have indicated an intent to appeal these verdicts.


     Other

     Reference is made to the USX Form 10-Q for the periods ended March 31 and June 30, 1996, for discussion of legal proceedings relating to the Marathon Group (Environmental Proceedings) and the U. S. Steel Group (B&LE Litigation, Environmental Proceedings-Gary Works, and the Aloha Stadium Litigation).

----------------------------

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

                                                  (In millions)
                                         -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1996    1995    1996     1995
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $4,186 $3,477* $11,859 $10,307*
Operating income                                   323    181*     945     657*
Income before extraordinary loss                     -     78        -     235
Net income                                         156     75      471     232

*Reclassified to conform to 1996 classifications.

                                                         (In millions)
                                                   -------------------------
                                                   September 30 December 31
                                                       1996         1995
                                                   ------------ -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $3,143        $2,656
Noncurrent assets                                      7,883         8,088
                                                      ------        ------
Total assets                                         $11,026       $10,744
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,836        $1,659
Noncurrent liabilities                                 7,476         7,842
Stockholder's equity                                   1,714         1,243
                                                     -------       -------

Total liabilities and stockholder's equity           $11,026       $10,744
                                                     =======       =======

----------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

          12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          12.2 Computation of Ratio of Earnings to Fixed Charges

          27.  Financial Data Schedule

   (b) REPORTS ON FORM 8-K

          Form 8-K dated September 24, 1996, reporting under Item 5, Other Events, applicability of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, to USX
          Corporation - Marathon Group.

          Form 8-K dated October 23, 1996, reporting under Item 5, Other Events, applicability of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, to USX Corporation, the Marathon Group, the U. S. Steel Group and the Delhi Group.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.




      USX CORPORATION



      By /s/ Lewis B. Jones
        ------------------
           Lewis B. Jones
          Vice President &
            Comptroller


November 12, 1996