Form 10-K
period 1996-12-31
USX CORP
filed 1997-03-07
CIK 101778

                                   FORM 10-K                                1996

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996
                                      OR
   [ ]
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

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

=====================================================================================================
                                         Title of Each Class
-----------------------------------------------------------------------------------------------------
USX-Marathon Group                               6-3/4% Exchangeable Notes Due 2000
   Common Stock, par value $1.00                 Zero Coupon Convertible Senior Debentures
USX-U. S. Steel Group                               Due 2005
   Common Stock, par value $1.00                 7% Convertible Subordinated Debentures Due 2017
USX-Delhi Group                                  5-3/4% Convertible Subordinated Debentures
   Common Stock, par value $1.00                    Due 2001
6.50% Cumulative Convertible Preferred           8-7/8% Notes Due 1997
    (Liquidation Preference $50.00 per share)    8-3/4% Cumulative Monthly Income Preferred Shares,
                                                    Series A (Liquidation Preference $25 per share)**
-----------------------------------------------------------------------------------------------------
         Obligations of Marathon Oil Company, a wholly owned subsidiary of the registrant***
-----------------------------------------------------------------------------------------------------
                8-1/2% Sinking Fund Debentures Due 2006  7% Guaranteed Notes Due 2002
=====================================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes     X     No
                                                 ---------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by non-affiliates as of January 31, 1997: $10.5 billion. The amount shown is based on the closing prices of the registrant's Common Stocks on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 287,601,839 shares of USX-Marathon Group Common Stock, 84,922,872 shares of USX-U. S. Steel Group Common Stock and 9,448,269 shares of USX-Delhi Group Common Stock outstanding as of January 31, 1997.

Documents Incorporated By Reference:
  Proxy Statement dated March 10, 1997 is incorporated in Part III.
  Proxy Statement dated April 13, 1992 is incorporated in Part IV.
--------------------
  * These securities are listed on the New York Stock Exchange. In addition, the Common Stocks are traded on The Chicago Stock Exchange and the Pacific Stock Exchange.
 ** Issued by USX Capital LLC, a wholly owned subsidiary of the registrant. *** All of the listed obligations of Marathon Oil Company have been guaranteed by the registrant.

                                     INDEX


PART I
                         NOTE ON PRESENTATION................................     2

  Item 1.                BUSINESS
                            USX CORPORATION...................................     3
                            MARATHON GROUP....................................     5
                            U. S. STEEL GROUP.................................    24
                            DELHI GROUP.......................................    34
  Item 2.                PROPERTIES...........................................    43
  Item 3.                LEGAL PROCEEDINGS
                            MARATHON GROUP....................................    43
                            U. S. STEEL GROUP.................................    45
                            DELHI GROUP.......................................    50
  Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..    50

PART II
  Item 5.                MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS...............................    51
  Item 6.                SELECTED FINANCIAL DATA
                            USX CONSOLIDATED..................................    53
                            MARATHON GROUP....................................    55
                            U. S. STEEL GROUP.................................    56
                            DELHI GROUP.......................................    57
  Item 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                            USX CONSOLIDATED..................................  U-38
                            MARATHON GROUP....................................  M-23
                            U. S. STEEL GROUP.................................  S-24
                            DELHI GROUP.......................................  D-20
  Item 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                           USX CONSOLIDATED..................................   U-1
                           MARATHON GROUP....................................   M-1
                           U. S. STEEL GROUP.................................   S-1
                           DELHI GROUP.......................................   D-1
  Item 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                          ACCOUNTING AND FINANCIAL DISCLOSURE................    58

PART III
  Item 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..    59
  Item 11.               MANAGEMENT REMUNERATION.............................    60
  Item 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT.....................................    60
  Item 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......    60

PART IV
  Item 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                          ON FORM 8-K........................................    61

SIGNATURES...................................................................    64

GLOSSARY OF CERTAIN DEFINED TERMS............................................    65

SUPPLEMENTARY DATA

  SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY...................    67


NOTE ON PRESENTATION

  USX Corporation ("USX" or the "Corporation") is a diversified company which is principally engaged in the energy business through its Marathon Group, in the steel business through its U. S. Steel Group and in the gas gathering and processing business through its Delhi Group. USX has three classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock"), USX-U. S. Steel Group Common Stock ("Steel Stock") and USX-Delhi Group Common Stock ("Delhi Stock"), or the three classes collectively, the ("Common Stock"). Each class of Common Stock is intended to provide stockholders of that class with a separate security reflecting the performance of the related group.

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

  For a Glossary of Certain Defined Terms used in this document, see page 65.

FORWARD-LOOKING STATEMENTS

  Certain sections of Form 10-K, particularly Management's Discussion and Analysis, Item 1. Business and, for the Marathon and U. S. Steel Groups, Item 3. Legal proceedings, include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements.

                                     PART I

Item 1.  BUSINESS

USX CORPORATION

  USX Corporation was incorporated in 1901 and is a Delaware corporation. Executive offices are located at 600 Grant Street, Pittsburgh, PA 15219-4776. The terms "USX" and "Corporation" when used herein refer to USX Corporation or USX Corporation and its subsidiaries, as required by the context.

Industry Segments

  For consolidated reporting purposes, USX's industry segments correspond with its three groups, as follows:

     . The Marathon Group is comprised of Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Marathon Group revenues as a percentage of total USX consolidated revenues were 68% in 1996 and 66% in each of 1995 and 1994.

     . The U. S. Steel Group includes U. S. Steel, the largest integrated steel producer in the United States (referred to hereinafter as "U. S. Steel"), which is primarily engaged in the production and sale of steel mill products, coke, and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. U. S. Steel Group revenues as a percentage of total USX consolidated revenues were 27% in 1996, and 31% in each of 1995 and 1994.

     . The Delhi Group ("Delhi") consists of Delhi Gas Pipeline Corporation
       ("DGP") and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas. Delhi Group revenues as a percentage of total USX consolidated revenues were 5% in 1996, and 3% in each of 1995 and 1994.

     A three-year summary of financial highlights for the groups is provided below.


                                             Operating
                                              Income         Assets       Capital
                              Revenues(a)  (Loss)(a)(b)   at Year-End   Expenditures
                              -----------  -------------  ------------  ------------
     (Millions)
     Marathon Group
      1996..................   $16,332        $1,234          $10,151         $  751
      1995..................    13,879           113           10,109            642
      1994..................    12,928           755           10,951            753

     U. S. Steel Group
      1996..................     6,547           360            6,580            337
      1995..................     6,475           500            6,521            324
      1994..................     6,077           324            6,480            248

     Delhi Group (c)
      1996..................     1,061            31              715             80
      1995..................       670            18              624             50
      1994..................       585           (35)             521             32

     Eliminations
      1996..................       (96)            -             (466)             -
      1995..................       (60)            -             (511)             -
      1994..................       (60)            -             (435)             -

     Total USX Corporation
      1996..................   $23,844        $1,625          $16,980         $1,168
      1995..................    20,964           631           16,743          1,016
      1994..................    19,530         1,044           17,517          1,033


-----------------
(a) Certain amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.

(b) Includes the following: Restructuring charges (credits) of $(6) million and $37 million for the Delhi Group in 1995 and 1994, respectively; favorable adjustments to the inventory market valuation reserve for the Marathon Group of $209 million, $70 million and $160 million in 1996, 1995 and 1994, respectively; and impairment of long-lived assets charges of $659 million for the Marathon Group and $16 million for the U. S. Steel Group in 1995.

(c) Prior to 1996, the Delhi Group reported natural gas treating, dehydration, compression and other service fees as a reduction to cost of sales. Beginning with 1996, these fees are reported as revenue; accordingly, amounts for prior years have been reclassified.

       For additional financial information about industry segments, see "Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-8. Operations and Segment Information" on page U-13.

       The total number of active USX Headquarters employees not assigned to a specific group at year-end 1996 was 248.

       A narrative description of the primary businesses of each of the groups is provided below.

MARATHON  GROUP

     The Marathon Group is comprised of Marathon and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Marathon Group revenues as a percentage of total USX consolidated revenues were 68% in 1996 and 66% in each of 1995 and 1994.

     The following table summarizes Marathon Group revenues for each of the last three years:


Revenues (a)
(Millions)                                  1996     1995     1994
                                           -------  -------  -------
     Refined Products....................  $ 7,132  $ 6,127  $ 5,622
     Merchandise.........................    1,000      941      869
     Liquid Hydrocarbons.................    1,111      881      800
     Natural Gas.........................    1,194      950      670
     Transportation and Other............      215      205      354
                                           -------  -------  -------
     Subtotal............................   10,652    9,104    8,315
     Matching Buy/Sell Transactions (b)..    2,912    2,067    2,071
     Excise Taxes (b)....................    2,768    2,708    2,542
                                           -------  -------  -------
       Total Revenues....................  $16,332  $13,879  $12,928
                                           =======  =======  =======

-----------------
(a) Amounts in 1995 and 1994 were reclassified to conform to 1996 classifications.
(b) Included in both sales and operating costs, resulting in no effect on income.

     For additional financial information about all of USX's industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 8. Operations and Segment Information" on page U-13.

     The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Based on industry sources, Marathon believes it ranks 13th among U.S. based petroleum corporations on the basis of worldwide liquid hydrocarbon and natural gas production. Marathon has approximately 30 primary U.S. based exploration and production competitors, and a much larger number worldwide. Marathon must also compete with these and many other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based on industry sources, Marathon believes it ranks eighth among U.S. petroleum corporations on the basis of crude oil refining capacity and tenth on the basis of refined product sales volumes. Marathon competes in three distinct markets -- wholesale, branded and retail distribution -- for the sale of refined products in the Midwest and Southeast, and believes it competes with over 50 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; ten refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 700 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through its retail outlets.

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

     The Marathon Group had 20,468 active employees as of December 31, 1996. Of that total, 13,026 were employees of Emro Marketing Company, primarily representing employees at retail marketing outlets. Certain Marathon hourly employees at two of its four operating refineries and various other locations are represented by labor unions. Certain hourly employees at the Texas City refinery are represented by the Oil, Chemical and Atomic Workers Union under a labor agreement which expires on March 31, 1999. Certain hourly employees at the Detroit refinery are represented by the International Brotherhood of Teamsters under a labor agreement which expires on January 31, 2000.

Oil and Natural Gas Exploration and Development

     Marathon is currently conducting exploration and development activities in 13 countries, including the United States. Principal exploration activities are in the United States, the United Kingdom, Egypt, Ireland, Gabon, the Netherlands and Tunisia. Principal development activities are in the United States, the United Kingdom, Ireland, Egypt, the Netherlands and Russia. Marathon is also pursuing development opportunities in Syria.

     Exploration activities during 1996 resulted in discoveries in the United States (both onshore and in the Gulf of Mexico), Egypt and Gabon.

     The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share as the context requires):


Net Productive and Dry Wells Completed (a)



                                         1996          1995       1994
                                         ----          ----       ----
Development (b)                        Prod.  Dry   Prod.  Dry  Prod.  Dry
                                       -----  ----  -----  ---  -----  ---
   United States...............          116     9    114    3    139    9
   Europe......................            3     -      2    1      3    -
   Other International.........            -     -      4    -      -    -
                                        ----  ----    ---   --    ---   --
  WORLDWIDE....................          119     9    120    4    142    9
                                        ====  ====    ===   ==    ===   ==

Exploratory
   United States...............           18    14     11   12     13   11
   Europe......................            -     2      -    4      2    1
   Other International.........            3     4      2    5      -    4
                                        ----  ----    ---   --    ---   --
  WORLDWIDE....................           21    20     13   21     15   16
                                        ====  ====    ===   ==    ===   ==

----------------
(a) Includes the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.
(b) Indicates wells drilled in the proved area of an oil or gas reservoir.

United States

     In the United States during 1996, Marathon completed 45 gross wildcat and delineation ("exploratory") wells (32 net wells). Marathon drilled to total depth 56 gross (37 net) exploratory wells of which 30 gross (21 net) wells encountered hydrocarbons. Of these 30 wells, 11 gross (5 net) wells were temporarily suspended, and will be reported in the Net Productive and Dry Wells Completed table when completed. Principal domestic exploration and development activities were in the U.S. Gulf of Mexico and the states of Texas, Wyoming, Oklahoma, Alaska, New Mexico and Louisiana.

     Exploration expenditures during the three-year period ended December 31, 1996, totaled $342 million in the United States, of which $134 million was incurred in 1996. Development expenditures during the three-year period ended December 31, 1996, totaled $767 million in the United States, of which $268 million was incurred in 1996.

     The following is a summary of recent, significant exploration and development activity in the United States including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

     Gulf of Mexico - Marathon considers the Gulf of Mexico a core area in its domestic growth strategy, and has committed significant resources towards exploitation of available opportunities.

     In 1996, Marathon and its co-venturers approved the Troika project development plan for the Green Canyon 244 field, which consists of four blocks (Green Canyon Blocks 200, 201, 244 and 245) located in the Central Gulf. The Troika project is estimated to have recoverable reserves of 200 million gross barrels of oil equivalent ("BOE"). First production is expected in late 1997 with gross production rates forecasted to be 80,000 barrels per day ("bpd") of oil and 140 million cubic feet per day ("mmcfd") of gas. Marathon holds a 33.3% working interest in this four-block unit. Additional recoveries from smaller hydrocarbon accumulations in the unit are being evaluated.

     In 1996, Marathon and its co-venturer successfully completed a three-well appraisal program on the Viosca Knoll Block 786 discovery in the deepwater Gulf and confirmed commercial hydrocarbon reserves estimated at 95 million gross BOE. Design and construction of a $430 million drilling and production project, "Petronius," are underway. The project will include the construction of a 1,850 foot compliant tower, designed to flex with the forces of the ocean. It will include drilling, production and processing facilities and connections to pipeline infrastructure. The production design capacity of Petronius is 60,000 bpd and 100 mmcfd. Marathon holds a 50% interest in this project. First production is expected by early 1999.

     In 1996, Marathon announced a discovery on Ewing Bank Block 963, 135 miles south of New Orleans, Louisiana, in 1,740 feet of water. The well tested at rates of 8,700 bpd of oil and 6.4 mmcfd of gas. A second well has confirmed commercial hydrocarbon reserves of approximately 30 million BOE. A third well was drilled in 1997 and temporarily abandoned, pending further evaluation. It is expected that three wells will be completed subsea and tied back to the Marathon-operated Ewing Bank 873 platform, which is located eight miles to the northwest. First production is expected in the first quarter of 1998. Marathon owns a 62.5% working interest in this discovery.

     Marathon also announced in 1996 an oil discovery on Ewing Bank Block 917, 130 miles south of New Orleans, Louisiana, in 1,185 feet of water. The well was suspended, pending design and installation of subsea facilities. It also will be tied back to the Ewing Bank 873 platform, which is located three miles to the north. This single-well development is expected to recover approximately 10 million BOE. First production is expected in early 1998 from this discovery, in which Marathon owns a 66.67% working interest.

     Texas - In the Cotton Valley Pinnacle Reef trend in east Texas, application of three-dimensional seismic technology has led to twelve successful natural gas wells since 1993, with current production from ten wells at approximately 100 net mmcfd. Three wells were completed during 1996, and two additional wells were completed in early 1997 from the 1996 drilling program with one awaiting completion. Marathon is the operator of these wells with working interests ranging from 75% to 100%. Marathon continues an active exploration program in this play and has recently acquired an additional 50,000 net acres in the trend area, bringing its total leasehold position to approximately 90,000 net acres. Five additional exploratory wells are expected to be drilled in this area during 1997.

International

     Outside the United States during 1996, Marathon completed 12 gross exploratory wells (9 net wells). Marathon drilled to total depth 16 gross (10 net) exploratory wells in five countries. Of these 16 wells, 9 gross (5 net) wells encountered hydrocarbons, four in Egypt, two each in Gabon and the Netherlands and one in the United Kingdom. Two of the wells in Egypt began producing in 1996.

The remaining wells in Egypt, Gabon and the Netherlands were suspended, pending completion, while the United Kingdom well was suspended, pending further evaluation.

     Marathon's expenditures for international oil and natural gas exploration activities, including Marathon's 50% equity interest in CLAM Petroleum Company ("CLAM"), during the three-year period ended December 31, 1996, totaled $231 million, of which $61 million was incurred in 1996. Marathon's international development expenditures, including CLAM, during the three-year period ended December 31, 1996, totaled $294 million, of which $49 million was incurred in 1996.

     The following is a summary of recent, significant exploration and development activity outside the United States, including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

     United Kingdom - Marathon is continuing its development of the Brae area in the United Kingdom sector of the North Sea ("U.K. North Sea") where it is the operator and owns a 41.6% revenue interest in the South, Central and North Brae fields and a 38.5% revenue interest in the East Brae field. Marathon has interests in 24 blocks in the U.K. North Sea and other offshore areas.

     In 1996, government approval was given to Marathon and its co-venturers for development of the West Brae field in the U.K. North Sea. Work is ongoing for a subsea development tied back to the nearby Marathon-operated Brae A platform. Early in 1997, arrangements were approved to develop the field jointly with the Sedgwick field, which is owned by a separate consortium. Gross reserves for the joint West Brae/Sedgwick development are estimated at 40 million barrels of oil. Production is expected to begin in late 1997, and the two fields are expected to produce at a combined peak rate of 27,000 gross bpd in 1998. Marathon will operate the joint development with a 28.1% interest.

     East Brae development continued during 1996 with the drilling and completion of five wells. See "Oil and Natural Gas Production-International-North Sea" for a description of Brae production operations.

     Two exploration wells were drilled in the North Sea during 1996. One well was plugged and abandoned, while the other one encountered hydrocarbons and was suspended pending further evaluation.

     Egypt - In January 1996, production commenced from the Ras El Ush field, located onshore near the southern Gulf of Suez. Production is processed in nearby third-party facilities and averaged 2,100 net bpd in 1996. Development drilling continued in 1996 with three wells, one of which was suspended, one placed on production in the fourth quarter, and the other placed on production in January 1997. Five wells are planned to be drilled in 1997. Marathon holds a 100% working interest in the Ras El Ush field.

     In 1996, a discovery was made in the Ashrafi Concession, located offshore in the southern Gulf of Suez. The Ashrafi SW-1X well, along with one development well planned in 1997, will be tied back to existing Ashrafi field producing facilities. Marathon holds a 50% working interest in this concession.

     In the Nile Delta region, a third discovery was made in 1996 in the Abu Madi West Development, where Marathon holds a 25% working interest. The Nidoco-9 exploratory well, located about two miles offshore in the Mediterranean Sea, encountered gas and condensate in the Abu Madi formation. The well was tied into existing El Qar'a production facilities and began producing in December 1996. The well is currently producing at a gross rate of 36 mmcfd.

     Gabon - In 1996, Marathon and its partner drilled a successful delineation well on the Tchatamba discovery, in the Kowe permit in 151 feet of water, 18 miles offshore Gabon. Field development will consist of two wells producing to a mobile offshore production unit. Processed oil will then be shipped to an adjacent floating storage and offloading vessel. Oil production is expected to start in early 1998 and peak at 15,000 gross bpd at this field, where Marathon is the operator with a 75% working interest. Under the terms of the concession, the Gabonese government has the right to obtain a maximum 25% working interest in the field, which would proportionately decrease Marathon's interest.

     Also in 1996, Marathon signed an exploration and production sharing contract with the Republic of Gabon. The contract covers the 636,000-acre Akoumba Marin Permit located approximately 30 miles offshore the central portion of the nation, which is an established hydrocarbon producing area. Marathon has a 100% working interest in this permit.

     Ireland - During 1996, Marathon continued to evaluate development options for well 48/25-3, drilled in 1995, located 4.5 miles southwest of the Kinsale Head Facilities in the Celtic Sea. Marathon holds a 100% working interest in this well.

     Also during 1996, Marathon continued preparatory work for a 1997 well to be drilled in the Porcupine Basin off the west coast of Ireland. This well will complete a seven-well exploratory drilling program required by a 1991 agreement between Marathon and the Irish Government.

     Tunisia - Marathon's interest in the 470,000-acre Jenein permit in Southern Tunisia was formally ratified by the government in 1996. During 1996, Marathon farmed out 40% of its 100% working interest in this permit. Marathon has planned an exploratory well for 1997.

     Indonesia - During 1996, Marathon relinquished interest in the Tiram block located in the Natuna Sea. Marathon continues to hold a 22.2% working interest in the three-million-acre Natuna "B" block, also located in the Natuna Sea. This block is in moratorium, pending resolution of a border dispute between Indonesia and Vietnam.

     Netherlands - In 1996, Marathon, through its 50% equity interest in CLAM, drilled two gross exploratory wells and four gross development wells in the Netherlands North Sea. Six development wells and four exploratory wells are planned for 1997.

     Russia - The Marathon Group holds a 30% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II Project. The Sakhalin II Production Sharing Contract ("PSC") was signed in June 1994 for the development of the Piltun-Astokhskoye ("PA") oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. During 1995, the Russian government enacted a production sharing law. Licenses were granted to Sakhalin Energy for the two fields in 1996. On June 15, 1996, Commencement Date was effective under the PSC, at which time appraisal activities commenced. Sakhalin Energy is currently seeking approval for the first phase of development of the PA field, which develops the Astokh feature utilizing an arctic-class mobile drilling vessel. In anticipation of Russian approval, Sakhalin Energy has taken steps to commence the first phase by awarding construction and equipment contracts. Subject to timely approval, first production from the PA field could be realized as early as mid-1999, with sales forecasted to average 45,000 gross bpd annually as early as 2000. This is based on six months of offshore loading operations during the ice-free weather window at an estimated production rate of 90,000 gross bpd. Further development remains subject to passage of legislation or equivalent measures that enables implementation of the terms of the PSC. As recently approved by the Russian State Reserve Committee, the PA and Lunskoye fields are estimated to contain combined reserves of one billion barrels of liquid hydrocarbons and 14 trillion cubic feet of natural gas.

     Syria - Marathon is awaiting approval of a revised plan of development ("POD") submitted to the Syria Petroleum Company in July 1995, for the development of gas reserves in the Palmyra Block. Negotiation of a gas sales agreement would be required following approval of the POD.

     The above discussions of projects, expected production and sales levels, reserves and dates of initial production are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, and geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, development plans need to be finalized prior to final commitment by the shareholders of Sakhalin Energy. In addition, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law. To the extent these assumptions prove inaccurate, actual results could be materially different than present expectations.

     The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage held as of December 31, 1996:

Gross and Net Acreage


                                                         Developed &
                           Developed     Undeveloped     Undeveloped
                          ------------  --------------  --------------
                          Gross   Net   Gross    Net    Gross    Net
                          -----  -----  ------  ------  ------  ------
  (Thousands of Acres)
  United States.........  2,567    985   2,457   1,305   5,024   2,290
  Europe................    316    255   1,843   1,029   2,159   1,284
  Other International...    116     40  35,254  12,978  35,370  13,018
                          -----  -----  ------  ------  ------  ------
   Total Consolidated...  2,999  1,280  39,554  15,312  42,553  16,592
  Equity Affiliate (a)..    435     45     184      24     619      69
                          -----  -----  ------  ------  ------  ------
  WORLDWIDE.............  3,434  1,325  39,738  15,336  43,172  16,661
                          =====  =====  ======  ======  ======  ======

--------------------
     (a) Represents Marathon's equity interest in CLAM.

Reserves

     At December 31, 1996, the Marathon Group's net proved liquid hydrocarbon and natural gas reserves, including equity affiliate interests, totaled approximately 1.4 billion barrels on a BOE basis, of which 69% were located in the United States. (Natural gas reserves are converted to barrels of oil equivalent using a conversion factor of six thousand cubic feet ("mcf") of natural gas to one barrel of oil.) On a BOE basis, Marathon replaced 136% of its 1996 worldwide oil and gas production. Including dispositions, Marathon replaced 102% of worldwide production, mainly reflecting the sales of certain oil and gas producing properties in Indonesia, Tunisia and the U.K. North Sea, and the disposal of Alaskan oil interests. Additions during 1996 were primarily attributable to reserves from Gulf of Mexico properties (such as Viosca Knoll 786, and Ewing Bank Blocks 963, 873 and 917), the West Brae field in the U.K. North Sea and the Tchatamba field in Gabon. Marathon continues to make small acquisitions in core producing areas. In 1996, approximately $36 million was spent on producing properties, primarily in Texas, Wyoming, and Alaska, resulting in reserve additions of 28 million BOE.

     The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

Estimated Quantities of Net Proved Oil and Gas Reserves at December 31


                                   Developed         Developed & Undeveloped
                                   ---------         -----------------------
                            1996     1995     1994    1996     1995    1994
                            -----  ---------  -----  -------  ------  ------
(Millions of Barrels)
Liquid Hydrocarbons
  United States...........    443        470    493      589     558     553
  International...........    174        203    224      203     206     242
                            -----      -----  -----    -----   -----   -----
WORLDWIDE.................    617        673    717      792     764     795
                            =====      =====  =====    =====   =====   =====

(Billions of Cubic Feet)
Natural Gas
  United States...........  1,720      1,517  1,442    2,239   2,210   2,127
  International...........  1,149      1,335  1,477    1,199   1,379   1,527
                            -----      -----  -----    -----   -----   -----
     Total Consolidated...  2,869      2,852  2,919    3,438   3,589   3,654
  Equity Affiliate (a)....    100        105    104      132     131     153
                            -----      -----  -----    -----   -----   -----
WORLDWIDE.................  2,969      2,957  3,023    3,570   3,720   3,807
                            =====      =====  =====    =====   =====   =====

-----------------
(a) Represents Marathon's equity interest in CLAM.

     For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves" on page U-32. Reports have been filed with the U.S. Department of Energy ("DOE") for the years 1995 and 1994 disclosing the year-end estimated oil and gas reserves. A similar report will be filed for 1996. The year-end estimates reported to the DOE are the same as the estimates reported in the USX Consolidated Supplementary Data.

Oil and Natural Gas Production

     The following tables set forth daily average net production of liquid hydrocarbons and natural gas by geographic area for each of the last three years:


 Net Liquid Hydrocarbons Production (a)
 (Thousands of Barrels per Day)            1996   1995   1994
                                          -----  -----  -----
United States (b).......................    122    132    110
International (c).......................     59     73     62
                                          -----  -----  -----
WORLDWIDE...............................    181    205    172
                                          =====  =====  =====

Net Natural Gas Production (d)
(Millions of Cubic Feet per Day)
United States (b).......................    676    634    574
International (e).......................    499    463    400
                                          -----  -----  -----
  Total Consolidated....................  1,175  1,097    974
Equity Affiliate (f)....................     45     44     40
                                          -----  -----  -----
WORLDWIDE...............................  1,220  1,141  1,014
                                          =====  =====  =====

----------
(a) Includes crude oil, condensate and natural gas liquids.
(b) Amounts reflect production from leasehold and plant ownership, after royalties and interest of others.
(c) Amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(d) Amounts reflect sales of equity production and exclude volumes purchased from third parties for resale.
(e) Amounts reflect production before royalties.
(f) Represents Marathon's equity interest in CLAM.

     At year-end 1996, Marathon was producing crude oil and/or natural gas in six countries, including the United States. Marathon's worldwide liquid hydrocarbon production decreased by 12% from 1995, mainly reflecting the sales of international properties (in Indonesia and Tunisia) and Illinois Basin domestic operations, as well as lower production from the Brae fields in the U.K. North Sea and Ewing Bank Block 873 in the Gulf of Mexico. Marathon's 1997 worldwide liquid hydrocarbon production is expected to decline by seven percent from 1996, primarily reflecting natural production declines from mature fields and the disposal of Alaskan oil properties.

     Marathon's 1996 worldwide sales of equity natural gas production, including Marathon's share of CLAM's production, increased by seven percent from 1995, primarily reflecting increased demand in the United Kingdom and Alaska and increased production from New Mexico and east Texas. Worldwide natural gas volumes in 1997 are expected to remain consistent with 1996 volumes, in the range of 1.2 to 1.3 billion cubic feet per day, as natural declines in mature international fields will be offset by anticipated increases in domestic production. In addition to sales of 544 net mmcfd of international equity natural gas production, Marathon sold 32 net mmcfd of natural gas acquired for injection and resale during 1996.

United States

     Approximately 67% of Marathon's 1996 worldwide liquid hydrocarbon production and equity liftings and 55% of worldwide natural gas production (including CLAM volumes) were from domestic operations. The principal domestic producing areas are located in Texas, the U.S. Gulf of Mexico, Wyoming and Alaska. Marathon's ongoing domestic growth strategy is to apply its technical expertise in fields with undeveloped potential, to dispose of interests in non-core properties with limited upside potential and high production costs, and to acquire significant working interests in properties with high development potential.

     Marathon continues to apply enhanced recovery and reservoir management programs and cost containment efforts to maximize liquid hydrocarbon recovery and profitability in mature fields such as the Yates field in Texas and the Oregon Basin field in Wyoming. Enhanced recovery efforts for the Yates field include an ongoing feasibility study of thermal recovery techniques.

     Texas - Marathon owns a 49.6% working interest in, and is the operator of, the Yates Field Unit, one of the largest fields in the United States on the basis of reserves. Marathon's 24,700 net bpd of 1996 liquid hydrocarbon production from the Yates field and gas plant accounted for 20% of Marathon's total U.S. liquids production. The field's average annual production increased again in 1996 from 1995, following the trend started in 1993.

     Gulf of Mexico - During 1996, Marathon produced 29,100 net bpd of liquid hydrocarbons, representing 24% of Marathon's total U.S. liquid hydrocarbon production, and 84 net mmcfd of natural gas in the U.S. Gulf of Mexico. Liquid hydrocarbon production decreased by 3,300 net bpd from the prior year and natural gas production decreased by six net mmcfd, mainly reflecting natural production declines from the Ewing Bank 873 field and other mature fields. At year-end 1996, Marathon held working interests in 13 fields producing from 34 platforms, 21 of which Marathon operates.

     Ewing Bank 873 is an important part of Marathon's deepwater infrastructure. Nearby discoveries, such as Ewing Bank 917 and 963, will be tied into this facility for processing and pipeline connections. Reserves of 12 million BOE were added for the Ewing Bank 873 field in 1996 due to improved waterflood recovery. Marathon is the operator and holds a 66.7% working interest in Blocks 873 and 874. In 1996, production averaged 20,600 net bpd and 14 net mmcfd, compared with 23,000 net bpd and 15 net mmcfd in 1995.

     Wyoming - Production for 1996 averaged 23,600 net bpd, representing 19% of Marathon's total U.S. liquid hydrocarbon production. Production in 1995 averaged 24,600 net bpd. The decline in 1996 from 1995 was primarily due to natural production declines.

     Alaska - Marathon's production from Alaska averaged 7,900 net bpd of liquid hydrocarbons and 143 net mmcfd of natural gas in 1996, compared with 8,800 net bpd and 131 net mmcfd in 1995. In December 1996, Marathon sold its oil producing properties in the Cook Inlet area and Prudhoe Bay Unit. Marathon has retained its ownership interest in the natural gas reserves and infrastructure associated with the Cook Inlet properties. This divestiture will allow Marathon to focus on the expansion of its natural gas business in Alaska through exploration, exploitation, development and marketing.

     New development activity in the Kenai gas field is expected to improve recovery. Since 1994, over 100 net billion cubic feet ("bcf") of new gas reserves have been added, of which 44 bcf was added in 1996.

     New Mexico - Production in New Mexico, primarily from the Indian Basin field, averaged 11,500 net bpd and 103 net mmcfd in 1996, compared with 10,000 net bpd and 92 net mmcfd in 1995. The increase in production was mainly due to a 1995 acquisition and continued development drilling in the Indian Basin field. Marathon owns an 82% working interest in new producing and development activities in this mature field.

International

     Interests in liquid hydrocarbon and/or natural gas production are held in the U.K. North Sea, Ireland, the Norwegian North Sea and Egypt. In addition, Marathon has an interest through an equity affiliate (CLAM) in the Netherlands North Sea.

     U.K. North Sea - The following table sets forth Marathon's average net liquid hydrocarbon liftings in the Brae area, for each of the last three years:

      Brae-Area Average Net Liquid Hydrocarbon Liftings
     (Net Barrels per Day)


                                               1996    1995    1994
                                             ------  ------  ------
     East Brae......................         29,800  32,700  23,400
     North Brae.....................         10,000  11,400  13,000
     South Brae.....................          4,700   5,000   4,800
     Central Brae...................          4,200   4,800   4,700
                                             ------  ------  ------
     TOTAL..........................         48,700  53,900  45,900
                                             ======  ======  ======

     East Brae is a gas condensate field, which uses gas cycling, and is the largest field in the Brae area. The decrease in East Brae production from 1995 primarily reflects completion of the initial development drilling program. In addition, the rate of liquid recovery from the field also reflects reservoir complexities which impact the overall sweep efficiency of the gas injection program.

     North Brae is a gas condensate field and production continues using the gas cycling technique. Although partial cycling continues, North Brae has begun the depletion sequence, with the majority of gas being transferred to the East Brae reservoir for pressure maintenance. North Brae liftings shown in the table above include production from the Beinn field, which underlies the North Brae field.

     South Brae facilities act as the host platform for the underlying South Brae field and adjacent Central Brae field, Marathon's first multi-well subsea development. In addition, the platform serves as a vital link in generating third-party processing and pipeline tariff revenue. For example, production from the Birch field, which is owned by a separate consortium, has been processed on this facility since September 1995. Beginning in late 1997, production from the nearby West Brae/Sedgwick joint development project is expected to use this facility for processing and transportation.

     The strategic location of the East, North and South Brae platforms and pipeline infrastructure has generated significant third-party revenue since 1986. Agreement has been reached, and arrangements are being finalized, for the processing and transportation of reservoir fluids from the outside-operated Kingfisher field. Production will be tied back to North Brae facilities and is expected to be on stream in the fourth quarter of 1997. This agreement brings to 14 the number of third-party fields contracted to the Brae system, of which 11 are currently on stream. In addition to generating processing and pipeline tariff revenue, third-party business also has a favorable impact on Brae area operations by optimizing infrastructure usage and extending the economic life of the facilities.

     Participation in the Scottish Area Gas Evacuation ("SAGE") system provides pipeline transportation and onshore processing for Brae-area gas. The Brae group owns 50% of SAGE, which has a total wet gas capacity of approximately 1.0 bcf per day. The other 50% is owned by the Beryl group which operates the system. A 30-inch pipeline connects the Brae, Beryl and Scott fields to the SAGE gas processing terminal at St. Fergus in northeast Scotland. A new pipeline will connect the Britannia field, owned and operated by third parties, to the St. Fergus terminal, where processing of third-party production is expected to begin in late 1998.

     Marathon's total United Kingdom gas sales from all sources averaged 172 net mmcfd in 1996. Primary sales of Brae-area gas through the SAGE pipeline system averaged 161 net mmcfd for the year

1996. Of that total, 129 mmcfd was Brae-area equity gas and 32 mmcfd was gas acquired for injection and subsequent resale.

     Ireland - Marathon holds a 100% working interest in the Kinsale Head and Ballycotton fields in the Irish Celtic Sea. Natural gas sales from these maturing fields were 259 net mmcfd in 1996, compared with 269 net mmcfd in 1995. Volumes are expected to decrease in succeeding years as a result of natural production declines.

     Norway - In the Norwegian North Sea, Marathon holds a 23.8% working interest in the Heimdal field, which had 1996 sales of 87 net mmcfd of natural gas and 2,600 net bpd of condensate, compared with 1995 sales of 81 net mmcfd of natural gas and 1,900 bpd of condensate. In mid-1994, Marathon issued a notice of termination on the gas sales agreements for this field based upon low gas prices and high pipeline tariffs associated with the operations. The effective date of the termination was June 11, 1996. In June 1996, an agreement was reached with one of the buyers, which provided for an improved economic position for 30% of the gas sales. The remaining 70% share of sales, sold under a separate agreement, remains unresolved, although gas sales have continued under protest.

     Egypt - Marathon holds interests in four fields in Egypt. Liquid hydrocarbon and natural gas production from these fields totaled 7,800 net bpd and 13 net mmcfd in 1996, compared with 5,500 net bpd and 15 net mmcfd in 1995. The increase in liquid hydrocarbon volumes was mainly attributable to the Ras El Ush field, which commenced production in 1996, averaging 2,100 net bpd. Marathon owns a 100% working interest in this field and shares in its production with the Egyptian Government under the terms of a production sharing agreement.

     Netherlands - Marathon's 50% equity interest in CLAM, a natural gas and gas liquids producer in the Netherlands North Sea, provides a 6.7% entitlement in the production of 21 gas fields which provided sales of 45 net mmcfd of natural gas in 1996.

     Indonesia/Tunisia - Effective January 1, 1996, Marathon sold Marathon Petroleum Indonesia, Ltd., which owned a 37.5% interest in the Kakap production sharing contract encompassing the Kakap Block in the Natuna Sea, offshore Indonesia. Effective January 1, 1996, Marathon also sold its interest in all producing properties and in the Zarat Permit in the Gulf of Gabes in Southern Tunisia.

     The following tables set forth productive wells and drilling wells as of December 31, 1996, and average production costs and sales prices per unit of production for each of the last three years:


Gross and Net Wells


                                        Productive Wells (a)
                        ----------------------------------------------------
                              Oil          Gas            Drilling Wells (b)
                        -------------  ------------       ------------------
                        Gross    Net   Gross   Net            Gross   Net
                        ------  -----  -----  -----           -----   ---
United States.........  10,939  3,860  3,248  1,401             64     48
Europe................      28     12     55     30              -      -
Other International...      11      7     10      2              1      1
                        ------  -----  -----  -----             --     --
 Total Consolidated...  10,978  3,879  3,313  1,433             65     49
                        ------  -----  -----  -----             --     --
Equity Affiliate (c)..       -      -     76      5              1      -
                        ------  -----  -----  -----             --     --
WORLDWIDE.............  10,978  3,879  3,389  1,438             66     49
                        ======  =====  =====  =====             ==     ==

---------------
(a) Include active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled
    329. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b) Consist of exploratory and development wells.
(c) Represents CLAM.


Average Production Costs (a)                        1996                  1995                   1994
                                                    ----                  ----                   ----
(Dollars per Equivalent Barrel)
United States......................                $ 3.97                $ 3.52                 $ 4.04
International - Europe                               4.38                  4.76                   5.40
              - Other International                  3.29                  3.31                   4.23
Total Consolidated.................                $ 4.09                $ 3.92                 $ 4.48
              - Equity Affiliate (b)               $ 5.22                $ 5.56                 $ 3.07
WORLDWIDE..........................                $ 4.11                $ 3.95                 $ 4.45



                                                               1996    1995    1994          1996    1995     1994
                                                               ----    ----    ----          ----    ----     ----
Average Sales Prices (c)                                      Crude Oil and Condensate        Natural Gas Liquids
(Dollars per Barrel)                                         -------------------------      ------------------------
United States......................                          $19.12   $15.02   $14.02       $13.59   $10.34   $ 9.26
International - Europe                                        20.77    17.10    16.05        17.33    13.94    12.11
              - Other International                           19.74    16.23    15.13        17.65    14.62    11.47
WORLDWIDE..........................                          $19.63   $15.68   $14.69       $14.71   $11.35   $ 9.94



                                                                        Natural Gas
                                                                        -----------
(Dollars per Thousand Cubic Feet)
United States......................                          $ 2.09       $ 1.63        $ 1.94
International - Europe                                         1.96         1.78          1.57
              - Other International                            2.34         2.11          1.84
Total Consolidated.................                          $ 2.04       $ 1.70        $ 1.79
              - Equity Affiliate (b)                         $ 2.74       $ 2.60        $ 2.28
WORLDWIDE..........................                          $ 2.06       $ 1.74        $ 1.81

--------------
(a) Production costs are as defined by the Securities and Exchange Commission and include property taxes, severance taxes and other costs, but exclude depreciation, depletion and amortization of capitalized acquisition, exploration and development costs. Production costs exclude certain administrative costs and costs associated with reorganization efforts. Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six mcf of natural gas to one barrel of oil.
(b) Represents CLAM.
(c) Prices exclude gains/losses from hedging activities.

Refining, Marketing and Transportation

     Marathon's refining, marketing and transportation ("RM&T") operations are geographically concentrated in the Midwest and Southeast. This regional focus allows Marathon to achieve operating efficiencies between its integrated refining and distribution systems and its marketing operations.

Refining

     Marathon is a leading domestic petroleum refiner with 570,000 bpd of combined in-use crude oil refining capacity. Marathon's refining system operated at 89.7% of its in-use capacity in 1996.

     The following table sets forth the location and throughput capacity of each of Marathon's refineries at December 31, 1996:


                  In-Use Refining Capacity (a)
                  (Barrels per Day)
                  Garyville, La......                       255,000
                  Robinson, Ill......                       175,000
                  Texas City, Texas..                        70,000
                  Detroit, Mich......                        70,000
                                                            -------
                  TOTAL..............                       570,000
                                                            =======

---------------
(a) Marathon's 50,000 bpd Indianapolis refinery has remained temporarily idle since October 1993.

     Marathon's refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha is moved from Texas City to Robinson where excess reforming capacity is available. Gas oil is moved from Robinson to Detroit, which allows the Detroit refinery to upgrade a portion of the diesel fuel to gasoline, using excess fluid catalytic cracking unit capacity. Light cycle oil is moved from Texas City to Robinson for sulfur removal to produce low-sulfur diesel fuel.

     In order to comply with provisions of the 1990 Amendments to the Clean Air Act ("CAA"), Marathon began selling reformulated gasoline ("RFG") in January 1995 at its retail outlets in those areas requiring it. Only a small part of Marathon's marketing territory, primarily Chicago, Louisville, and Milwaukee, actually require RFG. During 1996, Marathon's RFG sales averaged 43,000 bpd, or 12% of its gasoline yield. Marathon has the capability of producing about 33% of its gasoline output as RFG should profitable sales opportunities arise. A major cost of reformulation is the mandated use of oxygenates in gasoline. Marathon has oxygenate units at its Detroit and Robinson refineries.

     Maintenance activities requiring temporary shutdown of certain refinery operating units ("turnarounds") are periodically performed at each of Marathon's operating refineries. Major turnarounds are currently scheduled for the first half of 1997 at the Texas City and Robinson refineries and for the first quarter of 1998 at the Garyville refinery.

     In late 1993, Marathon temporarily idled its 50,000 bpd Indianapolis refinery due to unfavorable plant economics and increased environmental spending requirements. The status of the refinery is periodically reviewed. This includes consideration of economic as well as regulatory matters. Upon adoption of SFAS No. 121 in the fourth quarter of 1995, Marathon wrote down the recorded value of the Indianapolis refinery. As of February 28, 1997, the refinery remained temporarily idled.

     In January 1997, Marathon and a co-venturer announced plans, subject to execution of final agreements, to develop polymer grade propylene and polypropylene facilities at the Garyville refinery. Marathon's part of the project includes construction of purification facilities capable of producing up to

800 million pounds per year of polymer grade propylene from the current refinery feedstock stream. The co-venturer will construct and market output from an 800 million pounds-per-year polypropylene facility. Plant start-up is slated for 1999.

Marketing

     In 1996, Marathon's refined product sales volumes (excluding matching buy/sell transactions) totaled 10.8 billion gallons (704,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest and Southeast, accounted for about 58% of Marathon's refined product sales volumes in 1996. Approximately 41% of Marathon's gasoline volumes and 70% of its distillate volumes were sold on a wholesale basis to independent unbranded customers in 1996.

     The following table sets forth the volume of consolidated refined product sales by product group for each of the last three years:


Refined Product Sales
(Thousands of Barrels per Day)                   1996  1995  1994
                                                 ----  ----  ----
Gasoline.......................................   468   445   443
Distillates....................................   192   180   183
Other Products.................................   115   122   117
                                                 ----  ----  ----
TOTAL..........................................   775   747   743
                                                 ====  ====  ====
Matching Buy/Sell Volumes included in above....    71    47    73


     As of December 31, 1996, Marathon supplied petroleum products to 2,392 Marathon branded retail outlets located primarily in Ohio, Michigan, Indiana, Kentucky and Illinois. Substantially all Marathon branded petroleum products are sold to independent dealers and jobbers. At December 31, 1996, Marathon supplied over 190 stations in states outside its traditional branded marketing territory including Virginia, Tennessee, West Virginia, Wisconsin, North Carolina and Pennsylvania.

     Retail sales of gasoline and diesel fuel are also made through limited service and self-service stations and truck stops operated in 14 states by a wholly owned subsidiary, Emro Marketing Company ("Emro"). As of December 31, 1996, this subsidiary had 1,592 retail outlets which sold petroleum products and convenience-store merchandise, primarily under the brand names "Speedway," "Starvin' Marvin," "United" and "Bonded". Emro's revenues from the sale of convenience-store merchandise totaled $991 million in 1996, compared with $928 million in 1995. Profits generated from these sales tend to moderate the margin volatility experienced in the retail sale of refined products. The selection of merchandise varies among outlets--1,253 of Emro's 1,592 outlets at December 31, 1996, had convenience stores which sold a variety of food and merchandise, and the remaining outlets sold selected convenience-store items such as cigarettes, candy and beverages.

     Emro continually monitors its operations in order to reduce costs and enhance profitability. Emro has closed or sold 158 marginal outlets during the three-year period ended December 31, 1996, of which 62 outlets were closed or sold in 1996. Emro attempts to expand its business through construction of new outlets, the rebuilding of existing facilities or through acquisitions when profitable opportunities arise. In the three-year period ended December 31, 1996, Emro has built, rebuilt or completed the acquisition of 236 stations and 20 truck stops in its marketing area, of which 37 stations and nine truck stops were added or rebuilt in 1996.

     Certain Marathon branded and Emro retail outlets feature on-premises brand-name restaurants as a means of increasing overall profitability. Typically, Emro or the independent Marathon jobber or dealer becomes a restaurant franchisee at these locations, although some sites are leased for food-service management under different ownership. As of December 31, 1996, there were approximately 140 Marathon branded and Emro retail outlets with branded food service. Additional locations are expected to be added in the future.

Supply and Transportation

     Marathon obtains around 60% of its crude oil feedstocks from North and South America and the balance primarily from the Middle East, West Africa and the North Sea. In 1996, Marathon was a net purchaser of 400,000 bpd of crude oil from both domestic and international sources, including approximately 166,000 bpd obtained from the Middle East.

     Marathon's strategy in acquiring raw materials for its refineries is to obtain a substantial portion of its supply from secure, long-term sources. Marathon generally sells its international equity production into local markets, but has the ability to satisfy about 75% of its crude oil requirements from a combination of its international and domestic equity crude production and current supply arrangements in the Western Hemisphere.

     Marathon operates a system of terminals and pipelines to provide crude oil to its refineries and refined products to its marketing areas. Fifty-one light product and asphalt terminals are strategically located throughout the Midwest and Southeast. In addition, Marathon operates a fleet of trucks to deliver petroleum products to retail marketing outlets.

     Marathon, through a wholly owned subsidiary, Marathon Pipe Line Company ("MPLC"), owns and operates, as a common carrier, approximately 1,050 miles of crude oil gathering lines; 1,500 miles of crude oil trunk lines; and 1,500 miles of products trunk lines. MPLC also owns interests in various pipeline systems, including 11.1% of the Capline system, a large diameter crude pipeline extending from St. James, La. to Patoka, Ill. Additionally, MPLC owns 32.1% of LOOP LLC, which is the owner and operator of the only U.S. deepwater oil port. LOOP's port is located 18 miles off the coast of Louisiana. Marathon holds equity interests in a number of pipeline companies, including 17.4% of the Explorer Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the Midwest, and 2.5% of the Colonial Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the East Coast. In 1996, Marathon sold its 25% stock ownership in Platte Pipeline Company, which owned a crude pipeline system extending from the Rocky Mountain area of Wyoming to Wood River, Ill. In January 1997, Marathon sold its 30% stock ownership in Cook Inlet Pipe Line Company ("CIPL"). CIPL owns a pipeline system in Alaska, which is used to gather and transport crude oil on the west side of the Cook Inlet.

     In 1996, Marathon announced its participation in two Gulf of Mexico pipeline systems designed to transport crude oil and natural gas to shore from the growing development activities in the deepwater and subsalt areas of the Central Gulf. With respect to the first system, Marathon acquired a 28% interest in Poseidon Oil Pipeline Company, L.L.C. ("Poseidon"), a joint venture company which has constructed and is operating a crude oil pipeline system. Concurrent with becoming an owner, Marathon contributed to Poseidon its 66.7% partnership interest in Block 873 Pipeline Company, which owned a 60-mile pipeline connected to the Marathon-operated Ewing Bank 873 platform. The offshore portion of the pipeline is complete and operational and, with the planned completion of the onshore segment in the third quarter of 1997, Poseidon will consist of over 250 miles of pipeline capable of delivering up to 400,000 bpd of crude oil to multiple distribution outlets located onshore Louisiana.

     The second system, when constructed, will consist of a new natural gas pipeline ("Nautilus") and expansion of an existing gas gathering system ("Manta Ray"). Nautilus will have a capacity of approximately 600 mmcfd. Marathon anticipates that it will be operated under the jurisdiction of the Federal Energy Regulatory Commission ("FERC"). Manta Ray, once expanded, will have capacity of up to one billion cubic feet per day. Marathon anticipates that Manta Ray will not fall under FERC jurisdiction.

Marathon holds a 24.33% interest in the entire project. The system is expected to be ready for service in the fourth quarter of 1997, subject to timely receipt of necessary government approvals.

Domestic Natural Gas Marketing and Transportation

     Marathon has a 30% ownership in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport liquefied natural gas ("LNG") to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon's equity natural gas production in the Cook Inlet. LNG is sold under a long-term contract with two of Japan's largest utility companies which calls for the sale of more than 900 gross bcf over the term of the contract. Marathon has a 30% participation in this contract which is effective through March 31, 2004, and provides an option for a five-year extension. During 1996, LNG deliveries totaled 67.6 gross bcf (20.2 net bcf), up from 65.3 gross bcf (19.6 net bcf) in 1995.

     In addition to the sale of domestic equity production of natural gas, Marathon purchases gas from third-party producers and marketers for resale in order to offer customers secure and source-flexible supplies. In 1995, the Marathon Group, along with two co-venturers, formed Inventory Management and Distribution Company, L.L.C. ("IMD"), a limited liability company. IMD provides asset management and economic optimization services to natural gas distribution utilities and pipeline companies, and natural gas inventory management services to natural gas producers and end-users in North America. The Marathon Group owns a 42.5% profit participation in IMD.

Other

Natural Gas Utilities

     Carnegie Interstate Pipeline Company ("CIPCO") is an interstate pipeline company engaged in the transportation of natural gas in interstate commerce. Carnegie Production Company produces and sells natural gas. Carnegie Natural Gas Company ("Carnegie") functions as a local distribution company serving residential, commercial and industrial customers in West Virginia and western Pennsylvania. Apollo Gas Company, which was engaged in the distribution of natural gas to residential, commercial and industrial customers in western Pennsylvania, was merged into Carnegie on December 31, 1996. Carnegie Natural Gas Sales, Inc. is an unregulated marketer of natural gas. These companies comprise the "Gas Gathering and Processing" component of the Marathon Group's operations, as referenced in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Carnegie is regulated as a public utility by state commissions within its service areas, while CIPCO is regulated by FERC as an interstate pipeline. Total natural gas throughput was 34 bcf in 1996 and 1995 and 28 bcf in 1994.

Power Generation

     In 1995, Marathon formed a new business unit, Marathon Power Company, Ltd. ("Marathon Power"), to pursue development, construction and operation of independent electric power projects in the global electrical power market. The unit has a geographic focus in Latin America, Europe, North Africa and the Asia Pacific Region. During early 1996, Marathon Power and a co-venturer formed ElectroGen International, L.L.C., a joint venture company, to pursue electric power generation projects principally in India, Pakistan, Thailand and Vietnam.

Property, Plant and Equipment Additions

     For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures" for the Marathon Group on page M-25.

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

     The businesses of the Marathon Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the CAA with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances, and the Oil Pollution Act of 1990 ("OPA-90") with respect to oil pollution and response. In addition, many states where the Marathon Group operates have similar laws dealing with the same matters. These laws and their associated regulations are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been finalized or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and new water quality standards, could result in increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page M-27 and "Legal Proceedings" for the Marathon Group on page 43.

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

Air

     The 1990 Amendments to the CAA imposed more stringent limits on air emissions, established a federally mandated operating permit program and allowed for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the Marathon Group is on its RM&T operations. The amendments established attainment deadlines and control requirements based on the severity of air pollution in a geographical area. For example, starting in October 1993, the amendments required a reduction in the amount of sulfur in diesel fuel produced for highway transportation use, and, starting in January 1995, cleaner burning RFG was required in nine metropolitan areas classified as severe or extreme for ozone non-attainment, and in other areas opting into the program. The standards for RFG become even more stringent in the year 2000, when Phase II RFG will be required.

     In November 1996, the Environmental Protection Agency ("EPA") proposed and published for comment revisions to the National Ambient Air Quality Standards for ozone and particulate matter. The EPA proposed to replace the existing standards with significantly more stringent ones. It is anticipated that the EPA will issue final standards this year. The impact of these revised standards could be significant to

Marathon, but the potential financial effects cannot be reasonably estimated until the final revised standards are issued and, more importantly, the states implement their State Implementation Plans covering their standards.

Water

     The Marathon Group maintains numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and has implemented systems to oversee its compliance efforts. In addition, the Marathon Group is regulated under OPA-90 which amended the CWA. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to discharges of oil or hazardous substances. Also, in case of such spills, OPA-90 requires responsible companies to pay removal costs and damages caused by them, provides for substantial civil penalties, and imposes criminal sanctions for violations of this law. Unlike many of its competitors within the oil industry, Marathon does not operate tank vessels, and therefore, has significantly less exposure under OPA-90 than competitors who do operate tank vessels. However, it does operate facilities at which spills of oil and hazardous substances could occur. Furthermore, several coastal states in which Marathon operates have passed state laws similar to OPA-90, but with expanded liability provisions, including provisions for cargo owners as well as ship owners. Marathon has implemented approximately 50 emergency oil response plans for all its components and facilities covered by OPA-90.

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

     USX is also involved in a number of remedial actions under RCRA, CERCLA and similar state statutes related to the Marathon Group. It is possible that additional matters relating to the Marathon Group may come to USX's attention which may require remediation. For a discussion of remediation matters relating to the Marathon Group, see "Legal Proceedings - Environmental Proceedings" on page 43.

Capital Expenditures

     For information on capital expenditures for environmental controls in 1994, 1995 and 1996 and estimated capital expenditures for such purposes in 1997 and 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" for the Marathon Group on page M-27.

U.S.  STEEL GROUP

     The U. S. Steel Group includes U. S. Steel, the largest integrated steel producer in the United States, which is primarily engaged in the production and sale of steel mill products, coke, and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. U. S. Steel Group revenues as a percentage of total USX consolidated revenues were 27% in 1996, and 31% in each of 1995 and 1994.

     The following table sets forth the total revenues of the U. S. Steel Group for each of the last three years. Such information does not include revenues by joint ventures and other affiliates of USX accounted for by the equity method.


Revenues
(Millions)                                              1996    1995    1994
                                                       ------  ------  ------
     Steel and Related Businesses
       Sheet and Tin Mill Products...................  $4,071  $4,022  $3,806
       Plate, Tubular and Other Steel Mill Products..   1,241   1,279   1,048
       Taconite Pellets and Coke.....................     548     525     552
       Coal..........................................     209     206     202
       All Other.....................................     409     359     310
     Other Businesses................................      54      65     148
     Asset Sales.....................................      15      19      11
                                                       ------  ------  ------
     TOTAL REVENUES (a)..............................  $6,547  $6,475  $6,077
                                                       ======  ======  ======

----------
(a) Amounts in 1995 and 1994 were reclassified to conform to 1996 classifications.

     For additional financial information about all of USX's industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 8. Operations and Segment Information" on page U-13.

     The total number of active U. S. Steel Group employees at year-end was 20,433 in 1996. Most hourly and certain salaried employees are represented by the United Steelworkers of America ("USWA").

     U. S. Steel entered into a five and one-half year contract with the USWA, effective February 1, 1994, covering approximately 15,000 employees. The contract provided for the reopener negotiations of specific payroll items with the contingency for binding interest arbitration if agreement concerning such items was not reached. The parties did not reach a settlement and U. S. Steel and the USWA submitted their final offers to arbitration. Both final offers follow the settlements reached by other major integrated producers through interest arbitration. The sole issue in dispute concerns the timing of a final lump-sum bonus payment in 1999. Following the interest arbitration, which will be held in March of 1997, the revised contract terms will become retroactively effective as of February 1, 1997.

     In January 1994, U. S. Steel Mining Co., Inc., presently known as U. S. Steel Mining Company, LLC ("U. S. Steel Mining"), entered into a five-year agreement with the United Mine Workers of America which now covers approximately 1,100 employees. The contract provided for the reopener negotiations of economic items and the parties reached a settlement agreement in December 1996.

  Steel Industry Background and Competition

     The domestic steel industry is cyclical and highly competitive and is affected by excess world capacity which has restricted price increases during periods of economic growth and led to price decreases during economic contraction. In addition, the domestic steel industry, including U. S. Steel, faces competition from producers of materials such as aluminum, cement, composites, glass, plastics and wood in many markets.

     U. S. Steel is the largest integrated steel producer in the United States and competes with many domestic and foreign steel producers. Domestic competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills which primarily use steel scrap and increasingly iron bearing feedstocks as raw materials. Mini-mills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages such as lower capital expenditures for construction of facilities and non-unionized work forces with lower employment costs and more flexible work rules. An increasing number of mini-mills utilize thin slab casting technology to produce flat-rolled products, and several additional flat-rolled mini-mill plants have commenced operation in 1996 or will commence operations in 1997. Through the use of thin slab casting, mini-mill competitors are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, the additional production generated by flat-rolled mini-mills could have an adverse effect on U. S. Steel's selling prices and shipment levels.

     The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 23%, 21% and 25% of the domestic steel market in 1996, 1995 and 1994, respectively. Steel imports increased sharply in the second half of 1996 and, in November and December, accounted for an estimated 29% and 25%, respectively, of the domestic market. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in levels of imported steel could adversely affect future market prices and demand levels for domestic steel.

     Carbon cut-to-length plate products accounted for 9% of U. S. Steel Group shipments in 1996. On November 5, 1996, two other domestic steel plate producers filed antidumping cases with the U.S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that Russia, China, Ukraine, and South Africa have engaged in unfair trade practices with respect to the export of carbon cut-to-length plate to the United States. U. S. Steel Group supports these cases. In December 1996, the ITC announced a preliminary determination of injury to the domestic industry from these unfairly traded imports. In the next step, Commerce is required to make a preliminary determination sometime during the second quarter of 1997, whether or not carbon cut-to-length steel plate is being dumped in the United States from each of these four countries. Final determination of dumping, by Commerce, and of material injury, by the ITC, may occur sometime during the third quarter of 1997.

     Oil country tubular goods ("OCTG") accounted for 6% and 4% of U. S. Steel Group shipments in 1996 and 1995, respectively. On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with Commerce and the ITC asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of OCTG. In June 1995, Commerce issued its final affirmative determinations of the applicable margins of dumping and/or subsidies in the OCTG cases against producers in all seven countries. On July 24, 1995, the ITC rendered determinations that there had been material injury to domestic producers by reason of illegal dumping of imported products. Determinations favorable to domestic producers were rendered with respect to OCTG imports from Argentina, Italy, Japan, Korea and Mexico and with respect to imports of drill pipe from Argentina, Japan and Mexico.

     USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

     The U. S. Steel Group's businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. For further information, see "Environmental Matters."

  Business Strategy

     U. S. Steel produces raw steel at Gary Works in Indiana, Mon Valley Works in Pennsylvania and Fairfield Works in Alabama.

     Beginning in the early 1980's, U. S. Steel responded to competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. These products include bake hardenable steels and coated sheets for the automobile and appliance industries, laminated sheets for the manufacture of motors and electrical equipment, improved tin mill products for the container industry and oil country tubular goods. In 1996, U. S. Steel added two key production facilities that will produce higher value-added products - the vacuum degasser at Mon Valley Works which will provide U. S. Steel the opportunity to produce ultra low carbon sheet grades primarily for automotive application, and a new galvanized/galvalume line at Fairfield Works, which will add 260,000 tons to annual galvanizing capacity. In February, 1997, U. S. Steel Group and Kobe Steel, Ltd, of Japan signed a memorandum of understanding to construct a second hot-dip galvanized sheet product line at the PRO-TEC Coating Company (a 50/50 joint venture between USX and Kobe Steel), and in January 1997, U. S. Steel Group and Olympic Steel, Inc. announced they will form a 50/50 joint venture to process laser welded sheet steel blanks (see "Joint Venture and Other Investments" discussion below for more information). In addition, U. S. Steel continues to pursue lower manufacturing cost objectives through continuing cost improvement programs. These initiatives include, but are not limited to, reduced production cycle time, improved yields, continued customer orientation and improved process control.

     Since 1982, U. S. Steel has invested approximately $4.0 billion in capital facilities for its steel operations. U. S. Steel believes that these expenditures have made its remaining steel operations among the most modern, efficient and competitive in the world.

     In addition to the modernization of its production facilities, USX has entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin plate, tubular, bar and plate consuming industries. See "Joint Ventures and Other Investments."

  Steel and Related Businesses

     U. S. Steel operates plants which produce steel mill products in a variety of forms and grades. Raw steel production was 11.4 million tons in 1996, compared with 12.2 million tons in 1995 and 11.7 million tons in 1994. Raw steel produced was nearly 100% continuous cast in 1996, 1995 and 1994. Raw steel production averaged 89% of capability in 1996, compared with 97% of capability in 1995 and 97% of capability in 1994. As a result of improvements in operating efficiency, U. S. Steel increased its stated annual raw steel production capability by 0.3 million tons to 12.8 millions tons for 1996 (7.7 million at Gary Works, 2.8 million at Mon Valley Works and 2.3 million at Fairfield Works), following an increase of 0.5 million tons in 1995 to 12.5 million tons.

     Steel shipments were 11.4 million tons in 1996 and 1995, and 10.6 million tons in 1994. U. S. Steel Group shipments comprised approximately 11% of the domestic steel market in 1996. Exports accounted for approximately 4% of U. S. Steel Group shipments in 1996, compared with 13% in 1995 and 3% in 1994.

     The following tables set forth significant U. S. Steel shipment data by major market and product for each of the last three years. Such data do not include shipments by joint ventures and other affiliates of USX accounted for by the equity method.


Steel Shipments By Market and Product
                                                    Plates,
                                          Sheets &  Tubular
Major  Market - 1996                      Tin Mill  & Other  Total
--------------------                      --------  -------  ------
(Thousands of Net Tons)
Steel Service Centers...................     2,268      563   2,831
Further Conversion:
 Trade Customers........................     1,014      213   1,227
 Joint Ventures.........................     1,542        0   1,542
Transportation (Including Auto).........     1,506      215   1,721
Containers..............................       874        0     874
Construction and Construction Products..       746      119     865
Oil, Gas and Petrochemicals.............         0      746     746
Export..................................       377      116     493
All Other...............................       910      163   1,073
                                             -----    -----  ------
 TOTAL..................................     9,237    2,135  11,372
                                             =====    =====  ======

Major Market - 1995
-------------------
(Thousands of Net Tons)
Steel Service Centers...................     1,954      610   2,564
Further Conversion:
 Trade Customers........................       971      113   1,084
 Joint Ventures.........................     1,332        0   1,332
Transportation (Including Auto).........     1,447      189   1,636
Containers..............................       857        0     857
Construction and Construction Products..       565      106     671
Oil, Gas and Petrochemicals.............         1      747     748
Export..................................     1,296      219   1,515
All Other...............................       844      127     971
                                             -----    -----  ------
 TOTAL..................................     9,267    2,111  11,378
                                             =====    =====  ======

Major Market - 1994
-------------------
(Thousands of Net Tons)
Steel Service Centers...................     2,008      772   2,780
Further Conversion:
 Trade Customers........................     1,008       50   1,058
 Joint Ventures.........................     1,308        0   1,308
Transportation (Including Auto).........     1,721      231   1,952
Containers..............................       955        7     962
Construction and Construction Products..       533      189     722
Oil, Gas and Petrochemicals.............         0      367     367
Export..................................       275       80     355
All Other...............................       920      144   1,064
                                             -----    -----  ------
 TOTAL..................................     8,728    1,840  10,568
                                             =====    =====  ======

The following table set forth products and services by facility:

Principal Products and Services


           Gary......................................  Sheets & Tin Mill; Plates; Coke
           Fairfield.................................  Sheets; Tubular Products
           Mon Valley................................  Sheets
           Fairless (a)..............................  Sheets & Tin Mill
           Clairton..................................  Coke
           Minntac...................................  Taconite Pellets
           U. S. Steel Mining........................  Coal
           Resource Management.......................  Administration of Mineral, Coal and Timber Properties
           USX Engineers and Consultants.............  Technical Services

------------------
  (a) Operations at the Fairless sheet and tin finishing facilities are sourced primarily with hot-strip mill coils from other U. S. Steel plants.

     USX and its wholly owned subsidiary, U. S. Steel Mining, have domestic coal properties with demonstrated bituminous coal reserves of approximately 860 million net tons at year-end 1996 compared with approximately 863 million net tons at year-end 1995. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Pennsylvania, Virginia, West Virginia, Illinois and Indiana. Approximately 80% of the reserves are owned, and the rest are leased. Of the leased properties, 85% are renewable indefinitely and the balance are covered by a lease which expires in 2005. Coal production was 7.3 million tons in 1996, compared with 7.5 million tons in 1995 and 7.4 million tons in 1994. Coal production averaged 90% of capability in 1996, compared with 93% of capability in 1995 and 94% of capability in 1994. Coal shipments were 7.1 million tons in 1996, compared with 7.5 million tons in 1995 and 7.7 million tons in 1994. U. S. Steel Mining's Maple Creek coal mine and a related preparation plant located in Pennsylvania were idled in January 1994 and sold in June 1995.

     USX controls domestic iron ore properties having demonstrated iron ore reserves in grades subject to beneficiation processes in commercial use by U.
  S. Steel of approximately 716 million tons at year-end 1996, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials. All demonstrated reserves are located in Minnesota. Approximately 35% of these reserves are owned and the remaining 65% are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 2021 to 2026. U.
  S. Steel's iron ore operations at Mt. Iron, MN ("Minntac") produced 15.1 million net tons of taconite pellets in 1996, 15.3 million net tons in 1995 and 16.0 million net tons in 1994. Iron ore production averaged 85% of capability in 1996, compared with 86% of capability in 1995 and 90% of capability in 1994. Iron ore shipments were 15.0 million tons in 1996, compared with 15.2 million tons in 1995 and 16.2 million tons in 1994.

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

     For significant operating data for Steel and Related Businesses for each of the last five years, see "USX Consolidation Financial Statements and Supplementary Data - Five-Year Operating Summary - U. S. Steel Group" on page U-36.

Other Businesses

  In addition to the Steel and Related Businesses, the U. S. Steel Group includes various Other Businesses, the most significant of which are described in this section. The Other Businesses that are included in the U. S. Steel Group accounted for 1% of the U.S. Steel Group's sales in 1996, 1% in 1995 and 2% in 1994.

  USX Realty Development develops real estate for sale or lease and manages retail and office space, business and industrial parks and residential and recreational properties.

  USX Credit manages a portfolio of approximately $76 million of real estate and equipment loans which are generally secured by the real property or equipment financed. USX Credit is not actively making new loan commitments.

Joint Ventures and Other Investments

     USX participates directly and through subsidiaries in a number of joint ventures included in the U. S. Steel Group. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are at least 50% owned except Transtar, Inc. ("Transtar") and RMI Titanium Company ("RMI"). For financial information regarding joint ventures and other investments, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 15. Investments and Long-term Receivables" for the U. S. Steel Group on page S-15.

     USX and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture ("USS-POSCO Industries") which owns and operates the former
U. S. Steel Pittsburg, CA Plant. The joint venture markets high quality sheet and tin products, principally in the western United States market area. USS-POSCO Industries produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel. USS-POSCO Industries' annual shipment capacity is 1.4 million tons with hot bands provided by U. S. Steel and POSCO. Total shipments were approximately 1.5 million tons in 1996.

     USX and Kobe Steel Ltd. ("Kobe") of Japan participate in a joint venture ("USS/Kobe Steel Company") which owns and operates the former U. S. Steel Lorain, Ohio Works. The joint venture produces raw steel for the manufacture of bar and tubular products. Bar products are sold by USS/Kobe Steel Company while
U. S. Steel retains sales and marketing responsibilities for tubular products. Total shipments in 1996 were approximately 1.6 million tons. USS/Kobe Steel Company entered into a five and one-half year labor contract with the USWA effective February 1, 1994, covering approximately 2,300 employees. USS/Kobe Steel Company's annual raw steel capability is 2.6 million tons with iron ore and coke provided primarily by U. S. Steel. Raw steel production was approximately 2.0 million tons in 1996.

     USX and Kobe participate in a joint venture ("PRO-TEC Coating Company") which owns and operates a hot-dip galvanizing line in Leipsic, Ohio. The facility commenced operations in early 1993. Capacity is 600,000 tons per year with substrate coils provided by U. S. Steel. PRO-TEC Coating Company produced 652,000 tons of galvanized steel in 1996. In February, 1997, USX and Kobe signed a memorandum of understanding to construct a second hot-dip galvanized sheet product line at the PRO-TEC Coating Company with a yearly capacity of 400,000 tons. Construction is anticipated to begin in the first quarter of 1997 with startup of operations projected for third quarter 1998. Uncoated coils would be provided by U. S. Steel.

     USX and Worthington Industries Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, Mich. The plant is operated by Worthington Industries, Inc. and is dedicated to serving U. S. Steel customers. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. The joint venture processes material sourced by U. S. Steel, with a processing capacity of 600,000 tons annually. In 1996, Worthington Specialty Processing processed 455,000 tons.

     USX and Rouge Steel Company participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Mich. This facility enables U. S. Steel to further supply the automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Capacity is 870,000 tons of electrogalvanized steel annually, with availability of the facility shared equally by the partners. In 1996, DESCO produced 848,000 tons of electrogalvanized steel.

           In 1997, U. S. Steel Group and Olympic Steel, Inc. announced that they will form a 50/50 joint venture to process laser welded sheet steel blanks. The joint venture, which will conduct business as Olympic Laser Processing, plans to construct a new facility and purchase two laser welding lines in 1997, with production expected to begin in 1998. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications.
U. S. Steel will be the venture's primary customer and will be responsible for marketing the laser welded blanks.

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

          USX owns a 27% interest in RMI, a leading producer of titanium metal products. RMI is a publicly traded company listed on the New York Stock Exchange. USX's ownership in RMI reflects a decrease of approximately 24% from 1995. For additional information, see Note 5 to the U. S. Steel Group Financial Statements.

          National-Oilwell, a joint venture between USX and National Supply Company, Inc., a subsidiary of Armco Inc., which operated in the oil field service industry, was sold in January 1996.

Property, Plant and Equipment Additions

          For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash flows and Liquidity - Capital Expenditures" for the U. S. Steel Group on page S-26.

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

          The U. S. Steel Group has voluntarily participated in and successfully completed the Environmental Protection Agency ("EPA") 33/50 program to reduce toxic releases and the EPA Greenlights program to promote energy efficiency. The
U. S. Steel Group has also developed an award winning environmental education program (the Continuous Improvement to the Environment program), a corporate program to reduce the volume of wastes the U. S. Steel Group generates, and wildlife management programs certified by the Wildlife Habitat Council at U. S. Steel Group operating facilities. Additionally, over the past eight years, it has reduced the volume of toxic releases reported under the Superfund Amendments and Reauthorization Act of 1986 (Section 313) by 32%, primarily through recycling and process changes.

          The businesses of the U. S. Steel Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the CAA with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances. In addition, all states where the U. S. Steel Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA and new water quality standards, could result in substantially increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity" on page S-26, and "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page S-28 and "Legal Proceedings" for the U. S. Steel Group on page 45.

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

          The 1990 Amendments to the CAA specifically address the regulation and control of hazardous air pollutants, including emissions from coke ovens. Generally, emissions for existing coke ovens must have complied with technology-based limits at the end of 1995 and comply with a health risk-based standard by the end of 2003. However, a coke oven will not be required to comply with the health risk-based standard until January 1, 2020, if it complied with the technology-based standard at the end of 1993 and also complies with additional technology-based standards by January 1, 1998 and by January 1, 2010. USX believes that it met the 1993 requirement and will be able to meet the 1998 and 2010 compliance dates.

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

          In November 1996, the EPA proposed and published for comment revisions to the National Ambient Air Quality Standards for ozone and particulate matter. The EPA proposed to replace the existing standards with significantly more stringent ones. It is anticipated that the EPA will issue final standards this year. The impact of these revised standards could be significant to U. S. Steel, but the potential financial effects cannot be reasonably estimated until the final revised standards are issued and, more importantly, the states implement their State Implementation Plans covering their standards.

          In 1996, all of the coal production of U. S. Steel Mining was metallurgical coal, which is primarily used in coke production. While USX believes that the new environmental requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke.

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

Capital Expenditures

     For a discussion of environmental capital expenditures, see "U. S. Steel Group - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page S-28.

DELHI  GROUP

     The Delhi Group ("Delhi") consists of Delhi Gas Pipeline Corporation ("DGP") and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas. Delhi Group revenues as a percentage of total USX consolidated revenues were 5% in 1996, and 3% in each of 1995 and 1994.

     Delhi uses its pipeline systems to provide gas producers with a ready purchaser for their gas or transportation to other pipelines and markets, and to provide customers with an aggregated, reliable gas supply. Delhi offers a complete package of services to customers, relieving them of the need to locate, negotiate for, purchase and arrange transportation of gas. As a result, margins realized by Delhi, when providing premium supply services, are generally higher than those realized when providing separate gathering, processing or transporting services or those realized from short-term, interruptible ("spot") market sales. Delhi provides premium supply services to customers, such as local distribution companies ("LDCs") and utility electric generators ("UEGs"). These services include providing reliable supplies tailored to meet the peak demand requirements of customers. Premium supply services range from standby service, where the customer has no obligation to take any volumes but may immediately receive gas from Delhi upon an increase in the customer's demand, to baseload firm service where delivery of continuous volumes is assured by Delhi and the customer is obligated to take the gas provided. Delhi attempts to structure its gas sales to balance the peak demand requirements of LDCs during the winter heating season and of UEGs during the summer air conditioning season. Gas supplies not sold under premium service contracts are generally sold in the spot market.

     Delhi also extracts and markets natural gas liquids ("NGLs") from natural gas gathered on its pipeline systems. Delhi sells NGLs to a variety of purchasers, including petrochemical companies, refiners, retailers, resellers and trading companies. At February 28, 1997, Delhi owned interests in 17 natural gas processing facilities including 21 gas processing plants, 11 of which were 50% owned and the remainder of which were wholly owned. Fifteen of the plants were operating as of February 28, 1997. These facilities straddle Delhi's pipelines and have been located to maximize utilization.

     Delhi faces intense competition in all of its businesses, including obtaining additional dedicated gas reserves and providing premium supply services and gas transportation services. Delhi's competitors include major integrated oil and gas companies, more than 100 major intrastate and interstate pipelines, and national and local gas gatherers, brokers, marketers, distributors and end-users of varying size, financial resources and experience. Based on 1995 data published in the September 1996 Pipeline & Gas Journal, Delhi ranked eighteenth among domestic pipeline companies in terms of total miles of gas pipeline operated and fifth in terms of miles of gathering line operated. With respect to competition in Delhi's gas processing business, Delhi estimates there are approximately 400 gas processing plants in Texas and Oklahoma. Certain competitors, including major integrated oil companies and some intrastate and interstate pipeline companies, have substantially greater financial resources and control larger supplies of gas than Delhi. Competition for premium supply services varies for individual customers depending on the number of other potential suppliers capable of providing the level of service required by such customers.

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

     The total number of active employees at Delhi at year-end 1996 was 637. Delhi employees are not represented by labor unions.

     The Delhi Group's revenues and gross margin for each of the last three years were:


(Dollars in millions)                  1996     1995     1994
                                     --------  -------  -------
     Revenues
       Gas sales and trading.......  $  917.8   $572.0   $490.9
       Transportation..............      17.5     11.7     11.7
       Gas processing..............      97.3     70.4     64.1
       Gathering service fees (a)..      23.1     16.0     17.4
       Other (b)...................       5.6       .4      1.0
                                     --------   ------   ------
         Total revenues (c)........  $1,061.3   $670.5   $585.1
                                     ========   ======   ======

     Gross Margin (d)
       Gas sales and trading.......  $   63.1   $ 56.0   $ 70.3
       Transportation..............      17.5     11.7     11.7
       Gas processing..............      31.4     24.7     15.6
       Gathering service fees (a)..      23.1     16.0     17.4
                                     --------   ------   ------
         Total gross margin (c)....  $  135.1   $108.4   $115.0
                                     ========   ======   ======

--------------------
(a) Prior to 1996, Delhi reported natural gas treating, dehydration, compression and other service fees as a reduction to cost of sales. Beginning with 1996, these fees are reported as revenue; accordingly, amounts for prior years have been reclassified.
(b) Amounts in 1995 and 1994 were reclassified to conform to 1996 classifications.
(c) Includes Delhi's intergroup transactions with the USX - Marathon Group, which are conducted on an arm's-length basis. The majority of these transactions relate to transportation and gathering services, primarily for volumes covered by long-term agreements, most of which are subject to periodic price adjustments.
(d) Gas sales and trading reflects revenues less associated gas purchase costs. Transportation reflects fees charged by Delhi for the transportation of volumes owned by third parties. Gas processing reflects (i) the sale of NGLs extracted from gas, less the cost of gas purchased for feedstock and (ii) processing fees charged by Delhi to third parties. Gathering service fees reflects fees charged by Delhi for treating, compressing and dehydrating.

     For additional financial information about all of USX's industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 8. Operations and Segment Information" on page U-13.

Natural Gas Gathering

     Delhi provides a valuable service to producers of natural gas by providing a direct market for the sale of their natural gas. Following discovery of commercial quantities of natural gas, producers generally must either build their own gathering lines or negotiate with another party, such as Delhi, to have gathering lines built to connect their wells to a pipeline for delivery to market. Delhi typically aggregates natural gas production from several wells in a gathering system where it may also provide additional services for the producers by compressing and dehydrating the gas. Depending on the quality of the gas stream, the gas may be treated to make it suitable for market. Delhi's ability to offer producers treating services and its willingness to purchase untreated gas give it an advantage in acquiring gas supplies, particularly in east Texas, where much of the gas produced is not pipeline quality gas. After these services, the gas flows through pipelines for ultimate delivery to market.

     Delhi owns and operates extensive gathering systems which are strategically located in major gas producing areas of Texas and Oklahoma. In 1996, Delhi constructed pipelines to expand its east Texas and Oklahoma systems, and purchased pipelines from third-parties to expand its west Texas system. Delhi's principal intrastate natural gas pipeline systems interconnect with other intrastate and interstate pipelines at more than 100 points, and totaled approximately 7,360 miles at December 31, 1996, compared to approximately 6,930 miles at December 31, 1995 and approximately 7,400 miles at December 31, 1994. Total throughput was 365 billion cubic feet ("bcf") in 1996, compared to 319 bcf in 1995 and 334 bcf in 1994.


Natural Gas Supply

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

     Delhi generally buys gas at prices based on a market index. Gas purchase contracts generally include provisions for periodically renegotiable prices. The majority of Delhi's contracts with producers are "take-or-release" contracts under which Delhi has the right to purchase the gas or, if it does not purchase minimum volumes of gas over a specified period, the producer has the right to sell the gas to another party and may have it transported on Delhi's system for a fee. Take-or-release contracts present less risk to Delhi than the formerly prevalent take-or-pay contracts, while affording producers an opportunity to protect their cash flow by selling to other buyers. As of December 31, 1996, Delhi's potential liability on take-or-pay contracts was not material.

     Delhi must add dedicated gas reserves in order to offset the natural declines in production from existing wells on its systems and to meet any increase in demand. In the past, Delhi has successfully connected new sources of supply to its pipeline systems. Management attributes this past success to the strategic location of Delhi's gathering systems in major producing basins, acquisitions of third-party systems, expansions of existing systems, the quality of its service and its ability to adjust to changing market conditions. Delhi's future ability to contract for additional dedicated gas reserves also depends, in part, on the level and success of drilling by producers in the areas in which Delhi operates.

     The Delhi's dedicated gas reserves for each of the last three years were:


Dedicated Gas Reserves (a)        1996    1995    1994
                                 ------  ------  ------
     (Billions of Cubic Feet)

     Beginning of year.........  1,743   1,650   1,663
       Additions...............    611     455     431
       Production..............   (365)   (317)   (334)
       Revisions/Asset Sales...      -     (45)   (110)
                                 -----   -----   -----
     Total (at year-end).......  1,989   1,743   1,650
                                 =====   =====   =====

-----------------
(a) Reserves typically associated with third-party wells, to be purchased or transported by Delhi.

Natural Gas Sales

     Delhi sells natural gas nationwide to LDCs, UEGs, pipeline companies, various industrial end-users and marketers under both long- and short-term contracts. As a result of Delhi's ability to offer a complete package of services to customers, relieving them of the need to locate, negotiate for, purchase and arrange transportation and processing of gas, margins realized by Delhi when providing premium supply services are generally higher than those realized when providing separate gathering, processing or transportation services or those realized from spot market sales. In 1996, gas sales represented approximately 54% of Delhi's total systems throughput and 47% of Delhi's total gross margin. Delhi sells gas under both firm and interruptible contracts at varying volumes, and in 1996 sold gas to over 350 customers.

     LDCs and UEGs generally are willing to pay higher prices to gas suppliers who can provide reliable gas supplies and adjust to rapid changes in their demand for gas service. Fluctuations in demand for natural gas by LDCs and UEGs are influenced by the seasonal requirements of purchasers using gas for space heating and the generation of electricity for air conditioning. LDCs require maximum deliveries during the winter heating season, while UEGs require maximum deliveries during the summer air-conditioning season. Delhi serves over 40 LDCs and UEGs, and total sales to these customers in 1996 exceeded 107 bcf. Delhi also sells gas to industrial end-users. Although these customers are generally more price-sensitive, they diversify Delhi's customer base and provide a stable market for natural gas.

     In order to increase flexibility for supplying gas to premium customers, and in balancing its gas supply, Delhi has an arrangement with a large LDC in Texas to store up to 2.5 bcf of natural gas in an east Texas storage facility, and has, from time to time, entered into various other storage agreements. As of January 31, 1997, Delhi had 3.1 bcf of natural gas in storage pursuant to these arrangements.

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

     Delhi's four largest gas sales customers accounted for 21% of total revenues in 1996, 19% in 1995 and 30% in 1994. Sales to these customers contributed 19%, 19% and 24% of total gross margin in 1996, 1995 and 1994, respectively. For the years 1996, 1995 and 1994, Delhi's four largest customers were ONEOK, Inc. ("ONEOK"), which includes Oklahoma Natural Gas Company, the largest LDC in Oklahoma; Noram Energy Corp., which includes Entex, the second largest LDC in Texas; Central and South West Corporation ("CSW"), which includes UEGs primarily serving locations in Oklahoma, Texas, Louisiana and Arkansas; and Enserch Corp., which includes Lone Star Gas Company, the largest LDC in Texas, serving the north central part of the state. CSW includes Central Power and Light Company and Southwestern Electric Power Company, which operate in different geographical areas, but have centralized purchasing functions. In the event that one or more of Delhi's large premium supply service customers reduce volumes taken under an existing contract or choose not to renew such contract, Delhi would be adversely affected to the extent it is unable to find alternative customers to buy gas at the same level of profitability.

     During 1996 and 1994, one customer, ONEOK, accounted for 10% or more of the Delhi Group's total revenues. Delhi has maintained long-term sales relationships with many of its customers and has done business with ONEOK since 1971. ONEOK accounted for 10%, 7%, and 13% of total revenues in 1996, 1995 and 1994, respectively. Delhi executed a 10-year contract with ONEOK in 1992 which provided for annual negotiation of contract prices. During the 1995 negotiation process, Delhi and ONEOK agreed to pricing terms and volume commitments for the next two contract years with options for the following year. Annual renegotiation rights become effective with the 1997-1998 contract year, or the sixth year of the contract.

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

     In a typical off-system sale transaction, Delhi sells gas to a customer at an interconnection point with another pipeline, and the customer arranges further pipeline transportation of the gas to the point of consumption. Margins realized from off-system sales to LDCs and UEGs have traditionally been lower than those realized from on-system sales to such customers, reflecting increased competition and the lower level of service typically received by the off-system customers. However, firm off-system sales to LDCs and UEGs generally provide a premium over off-system industrial and spot market sales. During 1996, Delhi negotiated 14 firm sales of gas moving to off-system markets.

     In 1996, Delhi continued to significantly expand its natural gas trading operations in order to increase its customer base and provide greater opportunities for attracting off-system customers requiring firm supply services. The trading business, which began in 1994, involves the purchase of natural gas from sources other than wells directly connected to Delhi's systems, and the subsequent sale of like volumes. Although unit margins earned in the trading business are significantly less than those earned on firm system sales, the increased volumes provide more flexibility in reacting to changes in on- and off-system market demands.

     With the deregulation of the gas industry, LDCs are opening their systems to transportation, allowing companies like Delhi to sell gas to customers downstream of the LDCs. To pursue these downstream markets, Delhi opened a marketing office in the Chicago area in late 1995 and another in Pittsburgh in early 1996. These offices serve those industrial and commercial end-users behind the LDCs in the Midwest and Northeast where unit margins exceed those on the spot market. In addition to on-system supplies, Delhi intends to use volumes from its trading operations to supply these downstream markets.

     The Delhi Group's natural gas volumes for each of the last three years were:

Natural Gas Volumes                    1996   1995   1994
                                       -----  -----  -----
     (Billions of Cubic Feet)
     Natural Gas Sales...............  198.9  206.9  227.9
     Transportation..................  166.4  109.7   99.1
                                       -----  -----  -----
       Total Systems.................  365.3  316.6  327.0
     Trading Sales...................  204.6  154.7   34.6
     Partnership - equity share (a)..      -    1.9    7.1
                                       -----  -----  -----
     TOTAL...........................  569.9  473.2  368.7
                                       =====  =====  =====

----------------
(a)  Related to an investment in Ozark, which was sold in 1995.

Transportation

     Delhi transports natural gas on its pipeline systems for third parties at negotiated fees. When transporting gas for others, Delhi does not take title but delivers equivalent amounts to designated locations. The core of Delhi's transportation business is moving gas for on-system producers who market their own gas. Delhi's transportation business complements its sales and gas processing businesses by generating incremental revenues and margins. Transportation volumes also may be available for purchase by Delhi during periods of peak demand to increase Delhi's supply base. Transportation services accounted for approximately 46% of Delhi's total systems throughput and 13% of its total gross margin in 1996, compared with 35% and 11%, in 1995.

Gas Processing and NGLs Marketing

Gas Processing

     Natural gas processing involves the extraction of NGLs (ethane, propane, isobutane, normal butane and natural gasoline) from the natural gas stream, thereby removing some of the British thermal units ("Btus") from the gas. Delhi processes most of the gas moved on its pipeline systems in its own plants, which straddle its pipelines, and processes a smaller portion at third-party plants. Delhi has the processing rights under a substantial majority of its contracts with producers. By processing gas, Delhi captures the differential between the price obtainable for the Btus if sold as NGLs and the price obtainable for the Btus if left in the gas. Delhi has the ability to take advantage of such price differentials by utilizing additional processing capacity at operating plants, by choosing not to extract certain NGLs from the gas stream or, to a lesser extent, by starting up or idling processing plants. Delhi monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each plant's operation and the viability of starting up or idling individual plants. At February 28, 1997, 15 of Delhi's 21 plants were operating.

     The following table sets forth information about Delhi's processing plants as of December 31, 1996:

Processing Plants
                                          Gross              Gross
                                       Natural Gas            NGLs
                         Number        Throughput          Production
Location                of Plants       Capacity            Capacity
--------                ---------       --------            --------
                                   (Millions of Cubic    (Thousands of
                                      Feet per Day)     Gallons per Day)

     Oklahoma (a)(b)           11               465.0            1289.0
     East Texas                 3               355.0             500.0
     West Texas                 2               140.0             380.0
     South Texas                3                85.0             220.0
     Louisiana (c)              2                32.0              36.0
     -------------             --             -------           -------
     Total                     21             1,077.0           2,425.0
                                              =======           =======

------------------
(a) Plants in Oklahoma are 50% owned (plants in all other states are 100% owned).
(b) Three Plants with total Gross Natural Gas Throughput Capacity of 80 million cubic feet per day and total Gross NGLs Production Capacity of 168 thousand gallons per day were idle at December 31, 1996.
(c) Idle at December 31, 1996. These plants were written down to net realizable value in 1994.

     Delhi retains the rights to the NGLs on more than 82% of the gas it processes. The remainder is shared with either producers or other pipelines. For certain 50% owned plants, Delhi shares the retained NGLs equally with the joint owner. Delhi pursues incremental processing business from third parties with unprocessed gas accessible to Delhi's pipeline systems to take advantage of excess capacity when processing economics are favorable.

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

     Delhi has transportation, fractionation and exchange agreements for the movement of NGLs to market. Delhi sells NGLs to a variety of purchasers including petrochemical companies, refiners, retailers, resellers and trading companies. In 1996, Delhi marketed 289 million gallons ("mmgal") of NGLs to over 45 different customers at spot market prices. In the past, Delhi has entered into agreements with third parties to store NGLs, in order to provide the flexibility to delay NGLs sales until demand and prices are higher.

     Delhi's NGLs sales volumes totaled 289 mmgal, 289 mmgal and 276 mmgal in 1996, 1995 and 1994, respectively. In addition, NGLs volumes which Delhi processed for third parties for a fee totaled 68 mmgal, 29 mmgal and 30 mmgal in 1996, 1995 and 1994, respectively. Gas processing unit margins averaged 11 cents per gallon in 1996, compared with 9 cents per gallon in 1995 and 6 cents per gallon in 1994.

Other Services

     In June 1995, Delhi received FERC approval to market wholesale electric power and began limited trading in December 1995. Management believes that the electric power business is a natural extension of and a complement to its existing energy services. This added service should eventually enable Delhi to offer both gas and electric services to those industrial and commercial customers who can readily switch energy sources. In 1996, the marketing and trading of electric power generated revenues of $5.1 million, on sales of approximately 230 million megawatt hours of electricity. The Delhi Group may also pursue cogeneration opportunities to convert its gas into electricity to capture summer peaking premiums.

Property, Plant and Equipment Additions

     For property, plant and equipment additions see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures" for the Delhi Group on page D-22.

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

     The businesses of the Delhi Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, and the Comprehensive Environmental Response, Compensation and Liability Act with respect to releases and remediation of hazardous substances. In addition, the states where the Delhi Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA, could result in increased capital, operating and compliance costs. For a discussion of environmental expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" for the Delhi Group on page D-24.

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

Air

     The 1990 Amendments to the CAA impose more stringent limits on air emissions, establish a federally mandated operating permit program and allow for enhanced civil and criminal enforcement sanctions. The principal impact of the 1990 Amendments to the CAA on the Delhi Group is on its compressor stations and its processing plants. The amendments establish attainment deadlines and control requirements based on the severity of air pollution in a geographical area. Under various timetables, all facilities that are major sources as defined by the CAA will require Title V permits. Delhi anticipates that such permits will ultimately be required at approximately 22 locations in Oklahoma and Texas.

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

Capital Expenditures


     For information concerning capital expenditures for environmental controls in 1994, 1995 and 1996 and estimated capital expenditures for such purposes in 1997 and 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" for the Delhi Group on page D-24.

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

     Several steel production facilities and interests in two liquefied natural gas tankers are leased. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 18. Leases" on page U-21.

     The basis for estimating oil and gas reserves is set forth in "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves" on pages U-32 and U-33.

     USX believes that its surface and mineral rights covering reserves are adequate to assure the basic legal right to extract the minerals, but may not yet have obtained all governmental permits necessary to do so.

     Unless otherwise indicated, all reserves shown are as of December 31, 1996.

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

Marathon Group

Environmental Proceedings

     The following is a summary of proceedings attributable to the Marathon Group that were pending or contemplated as of December 31, 1996, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. LEGAL PROCEEDINGS" above takes such matters into account.

     Claims under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. Potentially responsible parties ("PRPs") for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of various factors including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, USX is unable to reasonably estimate its ultimate cost of compliance with CERCLA. Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects may be affected by these factors.

     At December 31, 1996, USX had been identified as a PRP at a total of 16 CERCLA sites related to the Marathon Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with each of these sites will be under $1 million per site and most will be under $100,000.

     In addition, there are 13 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 69 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, the Marathon Group believes that its liability for cleanup and remediation costs in connection with 36 of these sites will be under $100,000 per site, another 26 sites have potential costs between $100,000 and $1 million per site and 6 sites may involve remediation costs between $1 million and $5 million per site.

     There is one location that involves a remediation program in cooperation with the Michigan Department of Natural Resources at a closed and dismantled refinery site located near Muskegon, Mich. During the next 10 to 20 years, the Marathon Group anticipates spending between $8 million and $12 million at this site. Anticipated expenditures for 1997 are $250,000.

     In addition to the sites described above, the Marathon Group is involved with a voluntary corrective action program at its Robinson, Ill. refinery to remediate five Solid Waste Management Units at a total estimated cost of $7.7 million. As of December 31, 1996, $300,000 of this amount remains to be spent. This program is expected to be completed during 1997.

     In March 1996, the U.S. Department of Justice ("DOJ") filed a civil complaint in the U.S. District Court, Southern District, Illinois against the Robinson, Ill. refinery for violations of the Clean Air Act ("CAA") and Resource Conservation and Recovery Act ("RCRA"). The CAA violations are alleged to arise from the past noncompliance with the State of Illinois opacity, particulate and carbon monoxide air emission standards. The Marathon Group contends that it is currently in compliance with these standards. The RCRA violation, which deals with a land treatment unit, arises from alleged past noncompliance with regulations that require the pretreatment of hazardous waste prior to disposal in a land treatment unit. A tentative settlement has been reached with the U.S. Environmental Protection Agency ("EPA"), Region 5 (Chicago) and U.S. DOJ for a penalty of less than $100,000 and the Marathon Group has agreed to perform a Supplemental Environmental Project ("SEP"). Negotiations continue as to the type and cost of the SEP. In addition, as a result of a "stack test" taken in August 1996, U.S. EPA, Region 5 issued, in October 1996, a Notice of Violation ("NOV") against the Refinery alleging an additional violation of the State's air emission standard dealing with particulate matter. Negotiations to settle this NOV continue.

     In October 1996, U.S. EPA Region 5 issued a Finding of Violation ("FOV") against the Robinson Refinery alleging that it does not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the CAA because the Refinery's Total Annual Benzene releases exceed the limitation of 10 megagrams per year, and as a result, the Refinery is in violation of the emission control, record keeping, and reports requirements.
The Marathon Group contends that it does qualify for the exemption.

     The Illinois State Attorney General's ("AG") Office is challenging the integrity of the sewer system at the Marathon Group's Robinson refinery based, in part, on a release to the sewer that occurred in

April 1993, and has recommended a civil penalty of $228,000. In October 1995, the Marathon Group notified the AG's Office that a compatibility study of the sewer system has been performed indicating that the system is compatible for the types of material which are discharged into it. In February 1996, the Marathon Group submitted its settlement offer whereby it would agree to implement a Sewer Inspection, Repair and Remediation Program. This Program has been implemented and negotiations continue with the AG's office regarding this matter.

Posted Price Litigation

     The Marathon Group, alone or with other energy companies, has been named in a number of lawsuits in State and Federal courts alleging underpayment of crude oil royalty interests and severance taxes on the basis of posted prices. Plaintiffs in these actions include governmental entities and private entities or individuals, and some seek class action status. All of these cases are in various stages of preliminary activities. The Marathon Group intends to vigorously defend such cases and its crude oil valuation and royalty and severance tax payment practices.

U. S. Steel Group

B&LE Litigation

     In 1994, judgments against the Bessemer & Lake Erie Railroad ("B&LE") in the amount of approximately $498 million, plus interest, in the Lower Lake Erie Iron Ore Antitrust Litigation were upheld and have been paid. A trial in a related lawsuit (Pacific Great Lakes Corporation v. B&LE) filed under the Ohio Valentine Act in the Cuyahoga County (Ohio) Court of Common Pleas in September 1995, was concluded in February 1996, with a jury verdict finding no injury to the plaintiff. The plaintiff has appealed the verdict to the Cuyahoga County Court of Appeals.

     The B&LE was a wholly owned subsidiary of USX throughout the period the conduct occurred. It is now a subsidiary of Transtar, Inc. ("Transtar") in which USX has a 46% equity interest. USX is obligated to reimburse Transtar for judgments against the B&LE in these matters.

Fairfield Agreement Litigation

     A civil action (Cox, et al. v. USX et al.) was commenced in December 1988 against USX and the United Steelworkers of America ("USWA") in the District Court in the Northern District of Alabama, and arose out of the negotiation of a local labor agreement entered in 1983 at USX's Fairfield, (Ala.) Works. In the complaint, the plaintiffs alleged that the labor concessions contained in the 1983 Fairfield Works Agreement were obtained only as a result of a promise by USX to grant pensions to the USWA negotiators. The plaintiffs' Complaint asserted five causes of action arising out of this alleged conduct, including claims asserted under the Racketeer Influenced and Corrupt Organization Act and the Employee Retirement Income Security Act. In August 1990, the District Court ruled that the damage claims could be maintained as a class action.

     In October 1996, a jury returned a verdict in favor of USX and co-defendant USWA on all counts, and all damage claims asserted in the case were dismissed. Plaintiffs expressed their intent to appeal the jury verdicts.

     In December 1996, the parties tentatively agreed to settle all matters in the litigation with a payment by USX of $2 million, with all parties to bear their own costs. The Court preliminarily approved the class settlement and directed that notice be given to class members. In addition, a fairness hearing was set for April 4, 1997, to consider final approval of the Settlement Agreement.

Aloha Stadium Litigation

     A jury trial was held in June 1993, in a case filed in the Circuit Court of the First Circuit of Hawaii by the State of Hawaii alleging, among other things, that the weathering steel, including USS COR-TEN Steel, which was incorporated into the Aloha Stadium was unsuitable for the purpose used. The State sought damages of approximately $97 million for past and future repair costs and also sought treble damages and punitive damages for deceptive trade practices and fraud, respectively. In October 1993, the jury returned a verdict finding no liability on the part of U. S. Steel. The State appealed the decision to the Supreme Court of Hawaii, which, on June 24, 1996, reversed the order of the trial court granting U. S. Steel's motion to dismiss the plaintiffs' negligent misrepresentation claim and also held the trial court's jury instructions on the state's unfair and deceptive trade practices claim to be erroneous. The Supreme Court has vacated the jury verdict and remanded the case to the trial court for further proceedings.

Inland Steel Patent Litigation

     In July 1991, Inland Steel Company ("Inland") filed an action against USX and another domestic steel producer in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants had infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $50 million and an injunction against future infringement. USX in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, a jury found USX to have infringed the patents. The District Court has yet to rule on the validity of the patents. In July 1993, the U. S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of USX and the other steel producer. A further request was submitted by USX to the Patent Office in October 1993, presenting additional questions as to patentability which was granted and consolidated for consideration with the original request. In 1994, the Patent Office issued a decision rejecting all claims of the Inland patents. Inland has appealed this decision to the Patent Office Board of Appeals which is expected to hold hearings in March 1997.

Environmental Proceedings

     The following is a summary of the proceedings attributable to the U. S. Steel Group that were pending or contemplated as of December 31, 1996, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. LEGAL PROCEEDINGS" above takes such matters into account.

     Claims under CERCLA and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. PRP's for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of various factors including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, USX is unable to reasonably estimate its ultimate cost of compliance with CERCLA. Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects may be affected by these factors.

     At December 31, 1996, USX had been identified as a PRP at a total of 24 CERCLA sites related to the U. S. Steel Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with nine of these sites will be between $100,000 and $1 million per site and eight will be under $100,000.

     At one site, USX's former Duluth, Minn. Works, USX has spent $6.4 million and currently estimates that it will spend another $5.7 million. The Duluth Works was listed by the Minnesota Pollution Control Agency ("MPCA") under the Minnesota Environmental Response and Liability Act ("MERLA") on its Permanent List of Priorities. USX signed a Response Order by Consent with the MPCA in 1985 under which USX agreed to perform a Remedial Investigation and Feasibility
Study ("RI/FS") for a portion of Duluth Works, primarily focusing on the coke plant area. After completion of the RI/FS, the Response Order by Consent required USX to conduct the selected response action. The RI/FS was completed in 1988, and the response actions for various operable units of the Duluth Works site were selected in the MPCA's 1989 Record of Decision ("ROD"). The EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. USX has agreed to consider an engineering study of the estuary sediments and the construction of a breakwater in the estuary. Depending upon the method and extent of remediation at this site, future costs, which are presently unknown and indeterminable, may exceed existing estimates.

     At the remaining six sites, USX has no reason to believe that its share in the remaining cleanup costs at any single site will exceed $5 million, although it is not possible to accurately predict the amount of USX's share in any final allocation of such costs. Following is a summary of the status of these sites:

  1. The Buckeye Reclamation Landfill, near St. Clairsville, Ohio, has been used at various times as a disposal site for coal mine refuse and municipal and industrial waste. USX is one of 15 PRPs that have indicated a willingness to enter into an agreed order with the EPA to perform a remediation of the site. Until there is a final determination of each PRP's proportionate share at the site, USX has agreed to accept a share of 9.26% under an interim allocation agreement among all 15 PRPs. Since 1992, USX has spent $250,000 at the site, primarily on remedial design work estimated to total $2.5 million. Implementation of the remedial design plan, resulting in a long-term cleanup of the site, is estimated to cost approximately $28.5 million. One of the PRPs filed suit against the EPA, the Ohio EPA, and 13 PRPs including USX. The EPA, in turn, has filed suit against the PRPs to recover $1.5 million in oversight costs. In May 1996, USX entered into a settlement agreement to resolve the litigation. USX agreed to pay 4.8% of the estimated costs which would result in USX paying an additional amount of approximately $1.1 million over a two- to three-year period.

  2. The D'Imperio/Ewan sites in New Jersey are waste disposal sites where a former USX subsidiary allegedly disposed of used paint and solvent wastes. USX has entered into a settlement agreement with the major PRPs at the sites which fixes USX's share of liability at approximately $1.2 million, $400,000 of which USX has already paid. The balance, which is expected to be paid over the next several years, has been accrued.

  3. The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. The EPA undertook the dismantling of the Berks Site's former processing area and instituted a cost recovery suit in July 1991 against 30 former Berks Site customers, as PRPs to recover $8 million it expended in the process area dismantling. The 30 PRPs targeted by the EPA joined over 400 additional PRPs in the EPA's cost recovery litigation. On June 30, 1993, the EPA issued a unilateral administrative order to the original 30 PRPs ordering remediation which the EPA estimates will cost over $70 million. In June 1996, the PRPs proposed an alternative remedy estimated to cost approximately $20 million. In December 1996, U.S. EPA proposed the issuance of an administrative order to study the proposed remedy.

     In February 1996, USX and other Berks Site PRPs were sued by the Pennsylvania Department of Environmental Protection ("PaDER") for $6 million in past costs.

  4. In 1987 the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, Calif. Records indicate that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid which were eventually taken to this landfill for disposal.

     The DHS recently requested that an interim remediation of one of the plumes of site contamination be carried out as soon as possible. The Generators' Cooperative Group has agreed to fund the interim remediation which is expected to cost approximately $400,000, of which U. S. Steel paid $43,175. U. S. Steel's allocated share among all PRPs at this site is 10%. Total remediation costs are estimated to be between $18 million and $32 million.

  5. In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. ("MIDC") site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $3 million, of which USX paid $2.5 million. The EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the PaDER placed the site on the Pennsylvania State Superfund list and began a RI/FS which is continuing.
     It is not possible to estimate accurately the cost of any remediation or USX's share in any final allocation formula; however, based on presently available information, USX may have been responsible for approximately 70% of the waste material deposited at the site. On October 10, 1995, the U.S. DOJ filed a complaint in the U.S. District Court for Western Pennsylvania against USX and other MIDC defendants to recover alleged costs incurred at the site. In June 1996, USX agreed to pay $245,000 to settle the government's claims for costs against USX, American Recovery, and Carnegie Natural Gas. USX has filed a cost recovery action against several parties who did not contribute to the cost of the removal activity at the site.

  6. USX participated with 35 other PRPs in performing removal work at the Ekotek/Petrochem site in Salt Lake City, Utah under the terms of a 1991 administrative order negotiated with the EPA. The removal work was completed in 1992 at a cost of over $9 million. In July 1992, the PRP Remediation Committee negotiated an administrative order on consent to perform a RI/FS of the site. The RI/FS was completed in 1995. A remediation plan estimated to cost $16.6 million was proposed by the EPA in 1995. In October 1996, the EPA issued a revised ROD with a remedial action estimated to cost $6.1 million. USX has contributed $630,000 through 1996 towards completing the removal work and performing the RI/FS. USX's proportionate share of costs presently being used by the PRP Remediation Committee is approximately 5% of the participating PRPs. The PRP Remediation Committee commenced cost recovery litigation against approximately 1,100 non-participating PRPs. Almost all of these defendants have settled their liability or joined the PRP Remediation Committee. In February 1997, the EPA issued an administrative order to USX and other PRP's to undertake the proposed remedial action and to reimburse approximately $5 million to de minimus PRP's who had earlier settled with the EPA on the basis of a substantially greater remedial cost estimate.

     In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 41 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, the U. S. Steel Group believes that its liability for cleanup and remediation costs in connection with seven of these sites will be under $100,000 per site, another six sites have potential costs between $100,000 and $1 million per site, and nine sites may involve remediation costs between $1 million and $5 million. Another of the 41 sites, the Grand Calumet River remediation at Gary Works, is expected to have remediation costs in excess of $5 million. Potential costs associated with remediation at the remaining 18 sites are not presently determinable.

     The following is a discussion of remediation activities at the U. S. Steel Group's major facilities.

     Gary Works

     In 1990 a consent decree was signed by USX which, among other things, required USX to study and implement a program to remediate the sediment in a portion of the Grand Calumet River. USX has developed a sediment remediation plan for the section of the Grand Calumet River that runs through Gary Works.
As proposed, this project would require five to six years to complete after approval and would be followed by an environmental recovery validation. The estimated program cost, which has been accrued, is approximately $30 million. USX is negotiating a consent decree with the EPA which will provide for the expanded sediment remediation program and will resolve alleged violations of the prior consent decree and National Pollutant Discharge Elimination System permit since 1990. USX has reached an agreement in principle with the EPA to pay civil penalties of $2.9 million for alleged violations of the Clean Water Act at Gary Works. In addition, USX has reached an agreement in principle with the public trustees to settle natural resource damage claims for the portion of the Grand Calumet River that runs through Gary Works. This settlement obligates USX to purchase and restore several parcels of property.

     In April 1995, the U. S. Steel Group began negotiations with the EPA on a RCRA Corrective Action Order for Gary Works relating to the Solid Waste Management Units throughout Gary Works. The parties have reached an agreement in principle on the language for the Corrective Action Order which will require USX to perform a RCRA Facility Investigation ("RFI") and a Corrective Measure Study ("CMS") at Gary Works.

     On November 16, 1994, USX received a NOV from the Indiana Department of Environmental Management ("IDEM") alleging violations of regulations concerning the management of hazardous wastes at USX's Gary Works. With the NOV, IDEM included a proposed settlement agreement which would require Gary Works to initiate certain remediation and study programs and pay a civil penalty of $1.8 million. USX submitted a detailed response in rebuttal of the allegations.

     The IDEM has issued Notices of Violation to USX's Gary Works alleging violations of air pollution requirements, including allegations that one source was not in compliance from 1982 to 1994. USX and IDEM have been involved in negotiations since the fall of 1994 in an attempt to resolve these matters. At a meeting between USX and IDEM in November 1994, the IDEM representatives orally conveyed an initial penalty demand of $52 million which reflects their calculation of the economic benefit that IDEM alleges USX received by not complying with the statutory requirements. In March 1996, USX signed an agreement with the IDEM to pay a $6 million penalty and to install additional pollution control equipment and programs costing approximately $100 million over a period of several years. The $6 million penalty was paid in April 1996.

     In July 1996, USX agreed with the EPA to pay $178,500 for penalties for failure to report the use of several chemicals at Gary Works in 1991 to 1993 pursuant to the Emergency Planning and Community Right-to-Know law.

     Clairton

     In 1987, USX and the PaDER entered into a consent order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That consent order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PaDER reached agreement to amend the consent order. Under the amended order, USX has agreed to continue paying the prior $2,500 monthly penalty until February 1997; to clean up and close a former coke plant waste disposal site over a period of 15 years; to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. USX has proposed a remedial program estimated to cost $2.8 million.

     Fairless Works

     In January 1992, USX commenced negotiations with the EPA regarding the terms of an administrative order on consent, pursuant to the RCRA, under which USX would perform a RFI and a CMS at Fairless Works. During 1993, USX commenced the RFI/CMS which will require over three years to complete at an approximate cost of $3 million. The Phase I RFI report is to be submitted during the third quarter of 1997. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at Fairless Works.

     Fairfield Works

     In December 1995, USX reached an agreement in principle with the EPA and the U.S. DOJ with respect to alleged RCRA violations at Fairfield Works. Under the agreement, USX will pay a civil penalty of $1 million, design and implement two SEPs costing not less than $1.5 million in the aggregate as well as implementing RCRA corrective action at the facility. In January 1997, the U.S. DOJ informed USX that one of the proposed SEPs was not acceptable. Negotiations are underway to determine an alternative SEP.

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

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

   The principal market on which Marathon Stock, Steel Stock and Delhi Stock are traded is the New York Stock Exchange. Information concerning the high and low sales prices for the common stocks as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Consolidated Financial Statements and Supplementary Data - Selected Quarterly Financial Data (Unaudited)" on page U-29.

   As of January 31, 1997, there were 91,398 registered holders of Marathon Stock, 70,479 registered holders of Steel Stock and 129 registered holders of Delhi Stock.

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

   Dividends on Delhi Stock are further limited to the Available Delhi Dividend Amount. Net losses of the Marathon Group and the U. S. Steel Group and distributions on Marathon Stock, Steel Stock and on any preferred stock attributed to the Marathon Group or the U. S. Steel Group will not reduce the funds available for declaration and payment of dividends on Delhi Stock unless the legally available funds of USX are less than the Available Delhi Dividend Amount. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 22. Dividends" on page U-24.

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

Item 6.  SELECTED FINANCIAL DATA
         USX - Consolidated


                                                                      Dollars in millions (except per share data)
                                                                      -------------------------------------------
                                                          1996        1995            1994          1993               1992
                                                          ----        ----            ----          ----               ----
Statement of Operations Data:
  Revenues...................................            $23,844   $20,964/(a)/    $19,530/(a)/   $18,290/(a)/    $17,849/(a)/

  Operating income...........................              1,625       631/(a)/      1,044/(a)/       273/(a)/         91/(a)/

  Operating income includes:
   Inventory market valuation
   charges (credits).........................               (209)      (70)           (160)           241             (62)
   Restructuring charges (credits)...........                  -        (6)             37             42             125
   Impairment of long-lived assets...........                  -       675               -              -               -
  Income (loss) before extraordinary
   loss and cumulative effect of
   changes in accounting principles..........                952       221              501            (167)            (160)
  Net income (loss)..........................            $   943   $   214          $   501         $  (259)         $(1,826)
  Dividends on preferred stock...............                (22)      (28)             (31)            (27)              (9)
                                                         -------   -------          -------         -------          -------
  Net income (loss) applicable to
   common stocks.............................            $   921   $   186          $   470         $  (286)         $(1,835)

-----------------
(a) Reclassified to conform to 1996 classifications.


Common Share Data
Marathon Stock:
 Income (loss) before extraordinary
   loss and cumulative effect of
   changes in accounting principles
   applicable to Marathon Stock..............            $  671    $  (87)          $  315          $  (12)          $   103
 Per share-primary...........................              2.33      (.31)            1.10            (.04)              .37
     -fully diluted..........................              2.31      (.31)            1.10            (.04)              .37

 Net income (loss) applicable to
    Marathon Stock...........................               664       (92)             315             (35)             (228)
 Per share-primary...........................              2.31      (.33)            1.10            (.12)             (.80)
    -fully diluted...........................              2.29      (.33)            1.10            (.12)             (.80)

 Dividends paid..............................               .70       .68              .68             .68              1.22
 Book value..................................             11.62      9.99            11.01           10.58             11.37

Steel Stock:
 Income (loss) before extraordinary
   loss and cumulative effect of
   changes in accounting principles
   applicable to Steel Stock.................            $  253    $  279           $  176          $ (190)          $  (274)
 Per share-primary...........................              3.00      3.53             2.35           (2.96)            (4.92)
   -fully diluted............................              2.97      3.43             2.33           (2.96)            (4.92)

 Net income (loss) applicable to
   Steel Stock...............................               251       277              176            (259)           (1,609)
 Per share-primary...........................              2.98      3.51             2.35           (4.04)           (28.85)
   -fully diluted............................              2.95      3.41             2.33           (4.04)           (28.85)

 Dividends paid..............................              1.00      1.00             1.00            1.00              1.00
 Book value..................................             18.37     16.10            12.01            8.32              3.72

SELECTED FINANCIAL DATA (contd.)
USX - Consolidated (contd.)




                                                                        Dollars in millions (except per share data)
                                                                        -------------------------------------------
                                                            1996          1995           1994              1993             1992
                                                            ----          ----           ----              ----             ----
Delhi Stock Outstanding Since
October 2, 1992:
 Net income (loss) applicable to
  outstanding Delhi Stock...................              $     6        $     1        $   (21)          $     8          $     2
 Per common share-primary and
  fully diluted.............................                  .62            .12          (2.22)              .86               .22

 Dividends paid..............................                 .20            .20            .20               .20               .05
 Book value..................................               12.30          11.88          12.09             14.50             13.83

------------------------------------------------------------------------------------------------------------------------------------


Balance Sheet Data-December 31:
 Capital expenditures-for year...............             $ 1,168       $ 1,016         $ 1,033           $ 1,151           $ 1,505
 Total assets................................              16,980        16,743          17,517            17,414            17,252
 Capitalization:
  Notes payable..............................             $    81       $    40         $     1           $     1           $    47
  Total long-term debt.......................               4,212         4,937           5,599             5,970             6,302
  Minority interest including
   preferred stock of subsidiary.............                 250           250             250                 5                16
  Preferred stock............................                   7             7             112               112               105
  Common stockholders' equity................               5,015         4,321           4,190             3,752             3,604
                                                          -------       -------         -------           -------           -------
  Total capitalization.......................             $ 9,565       $ 9,555         $10,152           $ 9,840           $10,074
                                                          =======       =======         =======           =======           =======

 Ratio of earnings to fixed charges..........                3.81          1.63            2.08             /(a)/             /(a)/

 Ratio of earnings to combined fixed
  charges and preferred stock
  dividends..................................                3.55          1.50            1.92             /(b)/             /(b)/

--------------------------
(a) Earnings did not cover fixed charges by $281 million in 1993 and $197 million in 1992.
(b) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million in 1993 and $211 million in 1992.

SELECTED FINANCIAL DATA (contd.)
USX - Marathon Group


                                                                      Dollars in millions (except per share data)
                                                                      -------------------------------------------
                                                          1996        1995            1994           1993            1992
                                                          ----        ----            ----           ----            ----
Statement of Operations Data:
 Revenues....................................            $16,332   $13,879/(a)/    $12,928/(a)/    $11,993/(a)/    $12,783/(a)/
 Operating income............................              1,234       113/(a)/        755/(a)/        200/(a)/        305/(a)/
 Operating income includes:
  Inventory market valuation
   charges (credits).........................               (209)      (70)           (160)            241             (62)
  Restructuring charges......................                  -         -               -               -             115
  Refund of prior years
   production taxes..........................                  -         -               -               -            (119)
  Impairment of long-lived assets............                  -       659               -               -               -
 Total income (loss) before extraordinary
  loss and cumulative effect of
  changes in accounting principles...........                671       (83)            321              (6)            109
 Net income (loss)...........................            $   664   $   (88)        $   321         $   (29)        $  (222)

 Dividends on preferred stock................                  -        (4)             (6)             (6)             (6)
                                                         -------   -------         -------         -------         -------
 Net income (loss) applicable to
  Marathon Stock.............................            $   664   $   (92)         $   315        $   (35)        $  (228)

-----------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data

 Total income (loss) before extraordinary
  loss and cumulative effect of
  changes in accounting principles...........
  - primary..................................            $  2.33   $  (.31)         $  1.10        $  (.04)        $   .37
  - fully diluted............................               2.31      (.31)            1.10           (.04)            .37
 Net income (loss)-primary...................               2.31      (.33)            1.10           (.12)           (.80)
  - fully diluted............................               2.29      (.33)            1.10           (.12)           (.80)
 Dividends paid..............................                .70       .68              .68            .68             1.22
 Book value..................................              11.62      9.99            11.01          10.58            11.37
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data-December 31:
 Capital expenditures-for year...............            $   751   $   642           $  753        $   910           $1,193
 Total assets................................             10,151    10,109           10,951         10,822           11,141

 Capitalization:
  Notes payable..............................            $    59   $    31          $     1         $    1          $    31
  Total long-term debt.......................              2,906     3,720            4,038          4,297            3,945
  Preferred stock of subsidiary..............                182       182              182              -                -
  Preferred stock............................                  -         -               78             78               78
  Common stockholders' equity................              3,340     2,872            3,163          3,032            3,257
                                                          ------    ------          -------         ------           ------
    Total capitalization                                 $ 6,487    $6,805           $7,462         $7,408           $7,311
                                                         =======    ======           ======         ======           ======

---------
(a) Reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, gains and losses on operating assets were included in other income.

SELECTED FINANCIAL DATA (contd.)
USX - U. S. Steel Group


                                                                Dollars in millions (except per share data)
                                                                -------------------------------------------
                                                          1996       1995         1994         1993         1992
                                                          ----       ----         ----         ----         ----
Statement of Operations  Data:
     Revenues..................................            $6,547    $6,475/(a)/  $6,077/(a)/  $5,797/(a)/  $ 4,939/(a)/
     Operating income (loss)...................               360       500/(a)/     324/(a)/      36/(a)/     (221)/(a)/
     Operating income includes:
      Restructuring charges....................                 -         -            -           42            10
      Impairment of long-lived assets..........                 -        16            -            -             -
     Total income (loss) before extraordinary
      loss and cumulative effect of
      changes in accounting principles.........               275       303          201         (169)         (271)
     Net income (loss).........................            $  273    $  301       $  201       $ (238)      $(1,606)
     Dividends on preferred stock..............               (22)      (24)         (25)         (21)           (3)
                                                           ------    ------       ------       ------       -------

     Net income (loss) applicable to
      Steel Stock.............................             $  251    $  277       $  176       $ (259)      $(1,609)

----------------------------------------------------------------------------------------------------------------------------
Per Common Share Data

 Total income (loss) before extraordinary
  loss and cumulative effect of
  changes in accounting principles
  -primary.....................................            $ 3.00    $ 3.53       $ 2.35       $(2.96)      $ (4.92)
  -fully diluted...............................              2.97      3.43         2.33        (2.96)        (4.92)
 Net income (loss)-primary.....................              2.98      3.51         2.35        (4.04)       (28.85)
  -fully diluted...............................              2.95      3.41         2.33        (4.04)       (28.85)
 Dividends paid................................              1.00      1.00         1.00         1.00          1.00
 Book value....................................             18.37     16.10        12.01         8.32          3.72

------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data-December 31:

 Capital expenditures-for year.................            $  337    $  324       $  248       $  198       $   298
 Total assets..................................             6,580     6,521        6,480        6,629         6,251

 Capitalization:
  Notes payable................................            $   18    $    8       $    -       $    -       $    15
  Total long-term debt.........................             1,087     1,016        1,453        1,562         2,259
  Minority interest including
   preferred stock of subsidiary...............               64         64           64            5            16
  Preferred stock..............................                7          7           32           32            25
  Common stockholders' equity..................            1,559      1,337          913          585           222
                                                          ------     ------       ------       ------       -------
    Total capitalization.......................           $2,735     $2,432       $2,462       $2,184       $ 2,537
                                                          ======     ======       ======       ======       =======

---------
(a) Reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, gains and losses on operating assets were included in other income.

SELECTED FINANCIAL DATA (contd.)
USX - Delhi Group (a)


                                                                  Dollars in millions (except per share data)
                                                                  -------------------------------------------
                                                           1996        1995          1994         1993         1992
                                                           ----        ----          ----         ----         ----
Statement of Operations Data:
 Revenues (b)..................................          $1,061.3     $670.5/(c)/  $585.1/(c)/  $551.7/(c)/  $472.6/(c)/
 Operating income (loss).......................              30.4       18.8/(c)/   (35.0)/(c)/   36.9/(c)/    32.6/(c)/
 Operating income includes:
  Restructuring charges (credits)..............                 -       (6.2)        37.4            -            -
 Total income (loss) before extraordinary
  loss and cumulative effect
  of changes in accounting principle...........               6.4        4.0        (30.9)        12.2         18.6
 Net income (loss).............................          $    5.9     $  3.7       $(30.9)      $ 12.2       $ 36.5

 Dividends on preferred stock..................                 -        (.2)         (.1)         (.1)
 Net (income) loss applicable to the
  Retained Interest (d)........................                 -       (2.4)        10.1         (4.3)
                                                         --------     ------       ------       ------
 Net income (loss) applicable to
  Delhi Stock..................................          $    5.9     $  1.1       $(20.9)      $  7.8

---------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data Since October 2, 1992

 Net income (loss)-primary and
  fully diluted................................          $    .62     $  .12       $(2.22)      $  .86       $  .22
 Dividends paid................................               .20        .20          .20          .20          .05
 Book value....................................             12.30      11.88        12.09        14.50        13.83

------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data-December 31:
 Capital expenditures-for year.................          $   80.6     $ 50.0       $ 32.1       $ 42.6       $ 26.6
 Total assets..................................             714.6      624.3        521.2        583.4        564.5

 Capitalization:
  Notes payable................................          $    4.3     $  1.6       $    -       $    -       $   .7
  Total long-term debt.........................             219.2      200.8         107.5       110.5         97.6
  Preferred stock of subsidiary................               3.8        3.8           3.8           -            -
  Preferred stock..............................                 -          -           2.5         2.5          2.5
  Common stockholders' equity..................             116.2      112.2         169.3       203.0        193.6
                                                         --------     ------        ------      ------       ------
    Total capitalization.......................          $  343.5     $318.4        $283.1      $316.0       $294.4
                                                         ========     ======        ======      ======       ======

--------------------
(a) The Delhi Group was established on October 2, 1992. The financial data for the periods prior to that date include the businesses of the Delhi Group, which were included in the Marathon Group.
(b) Prior to 1996, the Delhi Group reported natural gas treating, dehydration, compression and other service fees as a reduction to cost of sales. Beginning with 1996, these fees are reported as revenue; accordingly, amounts for prior years have been reclassified.
(c) Reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, gains and losses on operating assets were included in other income.
(d) On June 15, 1995, USX eliminated the Marathon Group Retained Interest in the Delhi Group (equivalent to 4,564,814 shares of USX-Delhi Group Common Stock).

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

  USX
             Index to Consolidated Financial Statements, Supplementary Data and Management's Discussion and Analysis


                                                                 Page
                                                                 ----
             Explanatory Note Regarding Financial Information..  U-2
             Management's Report...............................  U-3
             Audited Consolidated Financial Statements:
              Report of Independent Accountants................  U-3
              Consolidated Statement of Operations.............  U-4
              Consolidated Balance Sheet.......................  U-6
              Consolidated Statement of Cash Flows.............  U-7
              Consolidated Statement of Stockholders' Equity...  U-8
              Notes to Consolidated Financial Statements.......  U-10
             Selected Quarterly Financial Data.................  U-29
             Principal Unconsolidated Affiliates...............  U-30
             Supplementary Information.........................  U-30
             Five-Year Operating Summary -- Marathon Group.....  U-35
             Five-Year Operating Summary -- U. S. Steel Group..  U-36
             Five-Year Operating Summary -- Delhi Group........  U-37
             Management's Discussion and Analysis..............  U-38


  USX


             Explanatory Note Regarding Financial Information


             Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX-Marathon Group Common Stock, USX-U. S. Steel Group Common Stock and USX-Delhi Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock.

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



             Thomas J. Usher            Robert M. Hernandez   Kenneth L. Matheny
             Chairman, Board of         Vice Chairman         Vice President
             Directors &                & Chief               & Comptroller
             Chief Executive Officer    Financial Officer


             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying consolidated financial statements appearing on pages U-4 through U-28 present fairly, in all material respects, the financial position of USX Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                As discussed in Note 4, page U-12, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets.



             Price Waterhouse LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 11, 1997

             Consolidated Statement of Operations

(Dollars in millions)                                                             1996      1995      1994
----------------------------------------------------------------------------------------------------------

             Revenues (Note 2,  page U-11)                                      $23,844   $20,964   $19,530
             Operating costs:
              Cost of sales (excludes items shown below)                         17,877    15,118    14,203
              Inventory market valuation credits (Note 19,  page U-22)             (209)      (70)     (160)
              Selling, general and administrative expenses                          183       187       221
              Depreciation, depletion and amortization                            1,012     1,160     1,065
              Taxes other than income taxes                                       3,210     3,120     2,963
              Exploration expenses                                                  146       149       157
              Restructuring charges (credits) (Note 3,  page U-12)                    -        (6)       37
              Impairment of long-lived assets (Note 4,  page U-12)                    -       675         -
                                                                                -------   -------   -------
                 Total operating costs                                           22,219    20,333    18,486
                                                                                -------   -------   -------
             Operating income                                                     1,625       631     1,044
             Gain on affiliate stock offering (Note 5,  page U-12)                   53         -         -
             Other income (Note 6,  page U-12)                                      111       101        78
             Interest and other financial income (Note 6,  page U-12)                28        38        24
             Interest and other financial costs (Note 6,  page U-12)               (449)     (501)     (461)
                                                                                -------   -------   -------
             Income before income taxes and extraordinary loss                    1,368       269       685
             Less provision for estimated income taxes (Note 11,  page U-17)        416        48       184
                                                                                -------   -------   -------
             Income before extraordinary loss                                       952       221       501
             Extraordinary loss (Note 7,  page U-13)                                 (9)       (7)        -
                                                                                -------   -------   -------
             Net income                                                             943       214       501
             Dividends on preferred stock                                           (22)      (28)      (31)
                                                                                -------   -------   -------
             Net income applicable to common stocks                             $   921   $   186   $   470
----------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these consolidated financial statements.

Income Per Common Share

             (Dollars in millions, except per share data)        1996        1995       1994
--------------------------------------------------------------------------------------------

             Applicable to Marathon Stock:
              Income (loss) before extraordinary loss        $    671    $    (87)  $    315
              Extraordinary loss                                   (7)         (5)         -
                                                             --------    --------   --------
              Net income (loss)                              $    664    $    (92)  $    315
              Primary per share:
              Income (loss) before extraordinary loss        $   2.33    $   (.31)  $   1.10
              Extraordinary loss                                 (.02)       (.02)         -
                                                             --------    --------   --------
              Net income (loss)                              $   2.31    $   (.33)  $   1.10
              Fully diluted per share:
              Income (loss) before extraordinary loss        $   2.31    $   (.31)  $   1.10
              Extraordinary loss                                 (.02)       (.02)         -
                                                             --------    --------   --------
              Net income (loss)                              $   2.29    $   (.33)  $   1.10
              Weighted average shares, in thousands
                       - primary                              287,595     287,271    286,722
                       - fully diluted                        296,430     287,271    286,725
             -------------------------------------------------------------------------------
             Applicable to Steel Stock:
              Income before extraordinary loss               $    253    $    279   $    176
              Extraordinary loss                                   (2)         (2)         -
                                                             --------    --------   --------
              Net income                                     $    251    $    277   $    176
              Primary per share:
              Income before extraordinary loss               $   3.00    $   3.53   $   2.35
              Extraordinary loss                                 (.02)       (.02)         -
                                                             --------    --------   --------
              Net income                                     $   2.98    $   3.51   $   2.35
              Fully diluted per share:
              Income before extraordinary loss               $   2.97    $   3.43   $   2.33
              Extraordinary loss                                 (.02)       (.02)         -
                                                             --------    --------   --------
              Net income                                     $   2.95    $   3.41   $   2.33
              Weighted average shares, in thousands
                       - primary                               84,037      79,088     75,184
                       - fully diluted                         85,933      89,438     78,624
             -------------------------------------------------------------------------------
             Applicable to Outstanding Delhi Stock:
              Income (loss) before extraordinary loss        $    6.4    $    1.4   $  (20.9)
              Extraordinary loss                                  (.5)        (.3)         -
                                                             --------    --------   --------
              Net income (loss)                              $    5.9    $    1.1   $  (20.9)
              Primary and fully diluted per share:
              Income (loss) before extraordinary loss        $    .68    $    .15   $  (2.22)
              Extraordinary loss                                 (.06)       (.03)         -
                                                             --------    --------   --------
              Net income (loss)                              $    .62    $    .12   $  (2.22)
              Weighted average shares, in thousands
                       - primary                                9,451       9,442      9,407
                       - fully diluted                          9,453       9,442      9,407
             -------------------------------------------------------------------------------

             See Note 23, page U-24, for a description of net income per common share.
             The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet

             (Dollars in millions)                                                  December 31       1996      1995
             -------------------------------------------------------------------------------------------------------

             Assets
             Current assets:
               Cash and cash equivalents                                                           $    55   $   131
               Receivables, less allowance for doubtful accounts of
                $26 and $22 (Note 12,  page U-18)                                                    1,270     1,203
               Inventories (Note 19,  page U-22)                                                     1,939     1,764
               Deferred income tax benefits (Note 11,  page U-17)                                       57        76
               Other current assets                                                                     81        66
                                                                                                   -------   -------
                  Total current assets                                                               3,402     3,240
             Investments and long-term receivables, less reserves
               of $17 and $23 (Note 13,  page U-19)                                                    854       836
             Property, plant and equipment - net (Note 17,  page U-21)                              10,404    10,535
             Prepaid pensions (Note 9,  page U-15)                                                   2,014     1,820
             Other noncurrent assets                                                                   306       312
                                                                                                   -------   -------
                  Total assets                                                                     $16,980   $16,743
             -------------------------------------------------------------------------------------------------------
             Liabilities
             Current liabilities:
               Notes payable                                                                       $    81   $    40
               Accounts payable                                                                      2,204     2,157
               Payroll and benefits payable                                                            475       473
               Accrued taxes                                                                           304       263
               Accrued interest                                                                        102       122
               Long-term debt due within one year (Note 16,  page U-20)                                353       465
                                                                                                   -------   -------
                  Total current liabilities                                                          3,519     3,520
             Long-term debt (Note 16,  page U-20)                                                    3,859     4,472
             Long-term deferred income taxes (Note 11,  page U-17)                                   1,097       898
             Employee benefits (Note 10,  page U-16)                                                 2,797     2,772
             Deferred credits and other liabilities                                                    436       503
             Preferred stock of subsidiary (Note 26,  page U-25)                                       250       250
                                                                                                   -------   -------
                  Total liabilities                                                                 11,958    12,415
                                                                                                   -------   -------
             Stockholders' Equity (Details on pages U-8 and U-9)
             Preferred stock (Note 15,  page U-19) -
               6.50% Cumulative Convertible issued - 6,900,000 shares
                ($345 liquidation preference)                                                            7         7
             Common stocks:
               Marathon Stock issued - 287,525,213 shares and 287,398,342 shares
                (par value $1 per share, authorized 550,000,000 shares)                                288       287
               Steel Stock issued - 84,885,473 shares and 83,042,305 shares
                (par value $1 per share, authorized 200,000,000 shares)                                 85        83
               Delhi Stock issued - 9,448,269 shares and 9,446,769 shares
                (par value $1 per share, authorized 50,000,000 shares)                                   9         9
             Additional paid-in capital                                                              4,150     4,094
             Retained earnings (deficit)                                                               517      (116)
             Other equity adjustments                                                                  (34)      (36)
                                                                                                   -------   -------
                  Total stockholders' equity                                                         5,022     4,328
                                                                                                   -------   -------
                  Total liabilities and stockholders' equity                                       $16,980   $16,743
             -------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Statement of Cash Flows


(Dollars in millions)                                                                                 1996      1995      1994
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents
Operating activities:
Net income                                                                                          $   943   $   214   $   501
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                                                                      9         7         -
  Depreciation, depletion and amortization                                                            1,012     1,160     1,065
  Exploratory dry well costs                                                                             54        64        68
  Inventory market valuation credits                                                                   (209)      (70)     (160)
  Pensions                                                                                             (187)     (338)     (132)
  Postretirement benefits other than pensions                                                            36        12        76
  Deferred income taxes                                                                                 257       (68)      188
  Gain on disposal of assets                                                                            (71)      (30)     (188)
  Gain on affiliate stock offering                                                                      (53)        -         -
  Payment of amortized discount on zero coupon debentures                                                 -      (129)        -
  Restructuring charges (credits)                                                                         -        (6)       37
  Impairment of long-lived assets                                                                         -       675         -
  Changes in: Current receivables - sold                                                                  -       (10)       10
                                  - operating turnover                                                 (170)      (74)     (207)
              Inventories                                                                                27        40       (26)
              Current accounts payable and accrued expenses                                              83       195      (508)
  All other - net                                                                                       (82)      (10)       93
                                                                                                    -------   -------   -------
   Net cash provided from operating activities                                                        1,649     1,632       817
                                                                                                    -------   -------   -------
Investing activities:
Capital expenditures                                                                                 (1,168)   (1,016)   (1,033)
Disposal of assets                                                                                      443       157       293
Deposit in property exchange trust                                                                      (98)        -         -
All other - net                                                                                          24         4       (14)
                                                                                                    -------   -------   -------
   Net cash used in investing activities                                                               (799)     (855)     (754)
                                                                                                    -------   -------   -------
Financing activities:
Commercial paper and revolving credit arrangements - net                                               (153)     (117)     (151)
Other debt - borrowings                                                                                 191        52       513
           - repayments                                                                                (711)     (446)     (821)
Issuance of preferred stock of subsidiary                                                                 -         -       242
Issuance of common stock of subsidiary                                                                    -         -        11
Preferred stock redeemed                                                                                  -      (105)        -
Common stock - issued                                                                                    53       218       223
             - repurchased                                                                                -        (1)        -
Dividends paid                                                                                         (307)     (295)     (301)
                                                                                                    -------   -------   -------
   Net cash used in financing activities                                                               (927)     (694)     (284)
                                                                                                    -------   -------   -------
Effect of exchange rate changes on cash                                                                   1         -         1
                                                                                                    -------   -------   -------
Net increase (decrease) in cash and cash equivalents                                                    (76)       83      (220)
Cash and cash equivalents at beginning of year                                                          131        48       268
                                                                                                    -------   -------   -------
Cash and cash equivalents at end of year                                                            $    55   $   131   $    48
-------------------------------------------------------------------------------------------------------------------------------

See Note 20, page U-22, for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Statement of Stockholders' Equity

             USX has three classes of common stock: USX - Marathon Group Common Stock (Marathon Stock), USX - U. S. Steel Group Common Stock (Steel Stock), and USX - Delhi Group Common Stock (Delhi Stock), which are intended to reflect the performance of the Marathon Group, the U.
             S. Steel Group, and the Delhi Group, respectively. (See Note 8, page U-13, for a description of the three groups.)

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

                                                                   Shares in thousands                    Dollars in millions
                                                         ---------------------------------------     -------------------------------
                                                            1996         1995           1994          1996         1995      1994
------------------------------------------------------------------------------------------------------------------------------------
             Preferred stocks (Note 15,  page U-19):
              Adjustable Rate Cumulative:
               Outstanding at beginning of year                   -         2,100          2,100      $   -        $ 105       $ 105
               Redeemed                                           -        (2,100)             -          -         (105)          -
                                                            -------       -------        -------      -----       ------   ---------
               Outstanding at end of year                         -             -          2,100      $   -        $   -       $ 105
------------------------------------------------------------------------------------------------------------------------------------
              6.50% Cumulative Convertible -
               Outstanding at beginning
                and end of year                               6,900         6,900          6,900      $   7        $   7       $   7
------------------------------------------------------------------------------------------------------------------------------------
             Common stocks:
              Marathon Stock:
               Outstanding at beginning of year             287,398       287,186        286,613      $ 287        $ 287       $ 287
               Issued for:
                Acquisition of assets                             -             -            573          -            -           -
                Employee stock plans                            127           212              -          1            -           -
                                                            -------       -------        -------      -----       ------   ---------
               Outstanding at end of year                   287,525       287,398        287,186      $ 288        $ 287       $ 287
------------------------------------------------------------------------------------------------------------------------------------
              Steel Stock:
               Outstanding at beginning of year              83,042        75,970         70,329      $  83        $  76       $  70
               Issued in public offering                          -         5,000          5,000          -            5           5
               Issued for:
                Employee stock plans                          1,649         1,681            562          2            2           1
                Dividend Reinvestment Plan                      194           391             79          -            -           -
                                                            -------       -------        -------      -----       ------   ---------
               Outstanding at end of year                    84,885        83,042         75,970      $  85        $  83       $  76
------------------------------------------------------------------------------------------------------------------------------------
              Delhi Stock:
               Outstanding at beginning of year               9,447         9,438          9,283      $   9        $   9       $   9
               Issued for employee stock plans                    1             9            155          -            -           -
                                                            -------       -------        -------      -----       ------   ---------
               Outstanding at end of year                     9,448         9,447          9,438      $   9        $   9       $   9
------------------------------------------------------------------------------------------------------------------------------------

                                            (Table continued on next page)

                                                        Shares in thousands                             Dollars in millions
                                                ------------------------------------           -----------------------------------
                                                   1996          1995           1994             1996           1995          1994
           -----------------------------------------------------------------------------------------------------------------------

           Treasury common stocks, at cost:
           Marathon Stock:
            Balance at beginning of year                 -              -            (31)    $       -   $         -         $  (1)
            Repurchased                                 (7)           (40)           (16)            -            (1)            -
            Reissued for:
             Acquisition of assets                       -              -             46             -             -             1
             Employee stock plans                        7             40              1             -             1             -
                                                      ----          -----           ----       -------         -----         -----
            Balance at end of year                       -              -              -     $       -   $         -   $         -
           -----------------------------------------------------------------------------------------------------------------------
           Steel Stock:
            Balance at beginning of year                 -              -              -     $       -   $         -   $         -
            Repurchased                                 (7)           (15)             -             -             -             -
            Reissued for employee stock plans            7             15              -             -             -             -
                                                      ----          -----           ----       -------         -----         -----
            Balance at end of year                       -              -              -     $       -   $         -   $         -
           -----------------------------------------------------------------------------------------------------------------------
           Delhi Stock:
            Balance at beginning of year                 -              -              -     $       -   $         -   $         -
            Repurchased                                 (1)            (2)             -             -             -             -
            Reissued for employee stock plans            1              2              -             -             -             -
                                                      ----          -----           ----       -------         -----         -----
            Balance at end of year                       -              -              -     $       -   $         -   $         -
           -----------------------------------------------------------------------------------------------------------------------
           Additional paid-in capital:
            Balance at beginning of year                                                        $4,094   $     4,168   $     4,240
            Marathon Stock issued                                                                    3             4            10
            Steel Stock issued                                                                      53           227           219
            Delhi Stock issued                                                                       -             -             2
            Dividends on preferred stock                                                             -           (28)          (31)
            Dividends on Marathon Stock (per
             share $.68)                                                                             -          (195)         (195)
            Dividends on Steel Stock  (per
             share $1.00)                                                                            -           (80)          (75)
            Dividends on Delhi Stock (per
             share $.20)                                                                             -            (2)           (2)
                                                                                               -------         -----         -----
            Balance at end of year                                                              $4,150   $     4,094   $     4,168
           -----------------------------------------------------------------------------------------------------------------------
           Retained earnings (deficit):
            Balance at beginning of year                                                        $ (116)        $(330)        $(831)
            Net income                                                                             943           214           501
            Dividends on preferred stock                                                           (22)            -             -
            Dividends on Marathon Stock (per
             share $.70)                                                                          (201)            -             -
            Dividends on Steel Stock  (per
             share $1.00)                                                                          (85)            -             -
            Dividends on Delhi Stock (per
             share $.20)                                                                            (2)            -             -
                                                                                               -------         -----         -----
            Balance at end of year                                                              $  517         $(116)        $(330)
           -----------------------------------------------------------------------------------------------------------------------
           Other equity adjustments:
               Foreign currency adjustments (Note 24,
                page U-25)                                                                       $  (8)          $(8)          $(9)
               Deferred compensation adjustments (Note
                21,  page U-22)                                                                     (4)           (5)            -
               Minimum pension liability adjustments
                (Note 9,  page U-15)                                                               (22)          (23)          (11)
                                                                                               -------         -----         -----
           Total other equity adjustments                                                       $  (34)        $ (36)        $ (20)
           -----------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                           $5,022   $     4,328   $     4,302
           -----------------------------------------------------------------------------------------------------------------------

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

                Investments in other entities over which USX has significant influence are accounted for using the equity method of accounting and are carried at USX's share of net assets plus advances. The proportionate share of income from these equity investments is included in other income. Gains or losses from a change in ownership interest of an affiliate stock are recognized in income in the period of change. Investments in companies whose stock has no readily determinable fair value are carried at cost. Income from these investments is recognized when dividends are received and is included in other financial income.

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

             Derivative instruments - USX engages in commodity and currency risk management activities within the normal course of its businesses as an end-user of derivative instruments (Note 27, page U-26). Management is authorized to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, natural gas liquids, refined products and nonferrous metals through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter
             (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. USX's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Derivative instruments relating to fixed price sales of equity production are marked-to-market in the current period and the related income effects are included within operating income. All other changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. OTC swaps in general are off-balance-sheet instruments. The effect of changes in the market indices related to OTC swaps are recorded and recognized in income with the underlying transaction. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate.

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

                Long-lived assets - Except for oil and gas producing properties, depreciation is generally computed on the straight-line method based upon estimated lives of assets. USX's method of computing depreciation for steel producing assets modifies straight-line depreciation based on the level of production. The modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

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

                USX evaluates impairment of its oil and gas assets primarily on a field-by-field basis. Other assets are evaluated on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market value analysis.

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

             Postemployment benefits - USX recognizes an obligation to provide postemployment benefits, primarily for disability-related claims covering indemnity and medical payments. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions, including an appropriate discount rate, analogous to the required methodology for measuring pension and other postretirement benefit obligations. Actuarial gains and losses are deferred and amortized over future periods.

             Insurance - USX is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

             New accounting standard - Effective January 1, 1996, USX adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which establishes a fair value based method of accounting for employee stock-based compensation plans. The Standard permits companies to continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.
             25), provided certain disclosures are made. USX has complied with SFAS No. 123 by following the accounting provisions of APB No. 25 and including the required disclosures at Note 21, page U-22.

             Reclassifications - Certain reclassifications of prior years' data have been made to conform to 1996 classifications.

--------------------------------------------------------------------------------
2. Revenues

             The items below are included in revenues and operating costs, with no effect on income.

             (In millions)                                                                                1996    1995    1994
             -----------------------------------------------------------------------------------------------------------------
             Matching crude oil and refined product
              buy/sell transactions settled in cash                                                     $2,912  $2,067  $2,071
             Consumer excise taxes on petroleum products
              and merchandise                                                                            2,768   2,708   2,542
             -----------------------------------------------------------------------------------------------------------------

                Revenues in 1994 included gains of $183 million, primarily from asset sales of a retail propane marketing subsidiary and certain domestic oil and gas production properties.

--------------------------------------------------------------------------------
3. Restructuring Charges (Credits)

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


--------------------------------------------------------------------------------
4. Impairment of Long-Lived Assets

             In 1995, USX adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS No. 121). SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

                Adoption of SFAS No. 121 resulted in an impairment charge
             included in 1995 operating costs of $675 million. The impaired assets primarily included certain domestic and international oil and gas properties, an idled refinery, surplus real estate and related goodwill.

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

--------------------------------------------------------------------------------
5. Gain on Affiliate Stock Offering

             In 1996, an aggregate of 6.9 million shares of RMI Titanium Company
             (RMI) common stock was sold in a public offering at a price of $18.50 per share and total net proceeds of $121 million. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. USX recognized a total pretax gain of $53 million, of which $34 million was attributable to the shares sold by USX and $19 million was attributable to the increase in value of USX's investment as a result of the shares sold by RMI. The income tax effect related to the total gain was $19 million. As a result of this transaction, USX's ownership in RMI decreased from approximately 50% to 27%. USX continues to account for its investment in RMI under the equity method of accounting.

--------------------------------------------------------------------------------

6. Other Items

             (In millions)                                        1996         1995             1994
             ----------------------------------------------------------------------------------------
             Other income:
              Income from affiliates - equity method              $  85         $  89           $  64
              Gain on sale of investments                            21             3               5
              Other income                                            5             9               9
                                                                  -----         -----           -----
                 Total                                            $ 111         $ 101           $  78
             ----------------------------------------------------------------------------------------
             Interest and other financial income:
              Interest income                                     $  15         $  23           $  18
              Other                                                  13            15               6
                                                                  -----         -----           -----
                 Total                                               28            38              24
                                                                  -----         -----           -----
             Interest and other financial costs:
              Interest incurred                                    (361)         (406)           (428)
              Less interest capitalized                              11            13              58
                                                                  -----         -----           -----
                 Net interest                                      (350)         (393)           (370)
              Interest on tax issues                                (14)           (6)  /(a)/      12   /(b)/
              Financial costs on preferred stock of subsidiary      (22)          (22)            (18)
              Amortization of discounts                             (10)          (28)            (44)
              Expenses on sales of accounts receivable              (43)          (48)            (35)
              Adjustment to settlement value of indexed debt         (6)            -               -
              Other                                                  (4)           (4)             (6)
                                                                  -----         -----           -----
                 Total                                             (449)         (501)           (461)
                                                                  -----         -----           -----
             Net interest and other financial costs               $(421)        $(463)          $(437)
             ----------------------------------------------------------------------------------------

             /(a)/  Includes a $20 million benefit related to refundable federal income taxes paid in prior years.
             /(b)/  Includes a $35 million benefit related to the settlement of various state tax issues.

--------------------------------------------------------------------------------
7. Extraordinary Loss

             On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of 8-1/2% Sinking Fund Debentures, resulting in an extraordinary loss of $9 million, net of a $5 million income tax benefit. In 1995, USX extinguished $553 million of debt prior to maturity, primarily consisting of Zero Coupon Convertible Senior Debentures, with a carrying value of $393 million, and $83 million of 8-1/2% Sinking Fund Debentures, which resulted in an extraordinary loss of $7 million, net of a $4 million income tax benefit.

--------------------------------------------------------------------------------
8. Operations and Segment Information

             USX has three classes of common stock: Marathon Stock, Steel Stock and Delhi Stock, which are intended to reflect the performance of the Marathon Group, the U. S. Steel Group and the Delhi Group, respectively. The operations and segments of USX conform to USX's group structure. A description of each group and its products and services is as follows:

                  Marathon Group - The Marathon Group is involved in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Marathon Group revenues as a percentage of total consolidated USX revenues were 68% in 1996 and 66% in 1995 and 1994. See five-year operating data on page U-35.

                  U. S. Steel Group - The U. S. Steel Group, which consists primarily of steel operations, includes the largest domestic integrated steel producer and is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services and technology licensing. Other businesses that are part of the U. S. Steel Group include real estate development and management and leasing and financing activities. U. S. Steel Group revenues as a percentage of total consolidated USX revenues were 28% in 1996 and 31% in 1995 and 1994. See five-year operating data on page U-36.

                  Delhi Group - The Delhi Group is engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas. Delhi Group revenues as a percentage of total USX consolidated revenues were 4% in 1996 and 3% in 1995 and 1994. See five-year operating data on page U-37.

Industry Segment:

                                                   Revenues                        (b)                Depreciation,
                                    ----------------------------------------     Operating              Depletion
                                       Unaffiliated   Between                     Income                   and          Capital
       (In millions)          Year       Customers    Groups/(a)/     Total       (Loss)     Assets    Amortization    Expenditures
------------------------------------------------------------------------------------------------------------------------------------
Marathon Group:               1996        $16,245       $ 87         $16,332      $1,234     $10,151      $  693        $  751
                              1995         13,825         54          13,879         113      10,109         817           642
                              1994         12,873         55          12,928         755      10,951         721           753
------------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:            1996          6,547          -           6,547         360       6,580         292           337
                              1995          6,475          -           6,475         500       6,521         318           324
                              1994          6,076          1           6,077         324       6,480         314           248
------------------------------------------------------------------------------------------------------------------------------------
Delhi Group:                  1996          1,052          9           1,061          31         715          27            80
                              1995            664          6             670          18         624          25            50
                              1994            581          4             585         (35)        521          30            32
------------------------------------------------------------------------------------------------------------------------------------
Eliminations:                 1996              -        (96)            (96)          -        (466)          -             -
                              1995              -        (60)            (60)          -        (511)          -             -
                              1994              -        (60)            (60)          -        (435)          -             -
------------------------------------------------------------------------------------------------------------------------------------
Total USX Corporation:        1996        $23,844       $  -         $23,844      $1,625     $16,980      $1,012        $1,168
                              1995         20,964          -          20,964         631      16,743       1,160         1,016
                              1994         19,530          -          19,530       1,044      17,517       1,065         1,033
------------------------------------------------------------------------------------------------------------------------------------

/(a)/ Intergroup sales and transfers were conducted on an arm's-length basis. /(b)/ Operating income (loss) includes the following: restructuring charges
 (credits) of $(6) million and $37 million in 1995 and 1994, respectively, for the Delhi Group (Note 3, page U-12); inventory market valuation credits for the Marathon Group of $(209) million, $(70) million and $(160) million in 1996, 1995 and 1994, respectively (Note 19, page U-22); and in 1995, impairment of long-lived asset charges of $659 million for the Marathon Group and $16 million for the U. S. Steel Group (Note 4, page U-12).

Export Sales:

  The information below summarizes export sales by geographic area for the U. S. Steel Group. Export sales from domestic operations for the Marathon Group and the Delhi Group were not material.

(In millions)                                                                                             1996      1995       1994
------------------------------------------------------------------------------------------------------------------------------------

Far East                                                                                                  $  58     $ 338      $  52

Europe                                                                                                      103       142        107

Other                                                                                                       232       224        195

                                                                                                          -----     -----      -----

   Total export sales                                                                                     $ 393     $ 704      $ 354

------------------------------------------------------------------------------------------------------------------------------------


Geographic Area:

  The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                                     Revenues
                                                                    -----------
                                                        Within        Between                  Operating
                                                      Geographic    Geographic                   Income
          (In millions)                       Year      Areas          Areas      Total          (Loss)        Assets
----------------------------------------------------------------------------------------------------------------------
Marathon Group:
   United States                              1996     $15,460    $          -   $15,460         $  866       $ 6,604
                                              1995      13,136               -    13,136            129         6,791
                                              1994      12,441               -    12,441            696         7,533
   Europe                                     1996         848               -       848            399         2,230
                                              1995         718              12       730            109         2,372
                                              1994         456              74       530             96         2,646
   Other International                        1996          24              43        67            (31)        1,317
                                              1995          25              85       110           (125)          946
                                              1994          31              58        89            (37)          772
   Eliminations                               1996           -             (43)      (43)             -             -
                                              1995           -             (97)      (97)             -             -
                                              1994           -            (132)     (132)             -             -
   Total Marathon Group                       1996     $16,332    $          -   $16,332         $1,234       $10,151
                                              1995      13,879               -    13,879            113        10,109
                                              1994      12,928               -    12,928            755        10,951
----------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:
   United States                              1996     $ 6,519    $          -   $ 6,519         $  363       $ 6,552
                                              1995       6,456               4     6,460            501         6,492
                                              1994       6,000               -     6,000            322         6,435
   International                              1996          28               -        28             (3)           28
                                              1995          19               -        19             (1)           29
                                              1994          77               -        77              2            45
   Eliminations                               1996           -               -         -              -             -
                                              1995           -              (4)       (4)             -             -
                                              1994           -               -         -              -             -
   Total U. S. Steel Group                    1996     $ 6,547    $          -   $ 6,547         $  360       $ 6,580
                                              1995       6,475               -     6,475            500         6,521
                                              1994       6,077               -     6,077            324         6,480
----------------------------------------------------------------------------------------------------------------------
Delhi Group:
   United States                              1996     $ 1,061    $          -   $ 1,061         $   31       $   715
                                              1995         670               -       670             18           624
                                              1994         585               -       585            (35)          521
----------------------------------------------------------------------------------------------------------------------
USX Corporation:
   Intergroup Eliminations                    1996     $   (96)   $          -   $   (96)  $          -       $  (466)
                                              1995         (60)              -       (60)             -          (511)
                                              1994         (60)              -       (60)             -          (435)
   Total USX Corporation                      1996     $23,844    $          -   $23,844         $1,625       $16,980
                                              1995      20,964               -    20,964            631        16,743
                                              1994      19,530               -    19,530          1,044        17,517
----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
9. Pensions

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

             Pension cost (credit) - The defined benefit cost for major plans for 1996, 1995 and 1994 was determined assuming an expected long-term rate of return on plan assets of 10%, 10% and 9%, respectively, and was as follows:

 (In millions)                                                                            1996      1995     1994
-----------------------------------------------------------------------------------------------------------------
             USX major plans:
              Cost of benefits earned during the period                                 $   106   $    85   $ 103
              Interest cost on projected benefit obligation
               (7% for 1996; 8% for 1995; and 6.5% for 1994)                                571       607     575
              Return on assets - actual loss (return)                                    (1,280)   (2,047)     10
                               - deferred gain (loss)                                       424     1,205    (818)
              Net amortization of unrecognized losses                                         7         -       4
                                                                                        -------   -------   -----
                 Total major plans                                                         (172)     (150)   (126)
              Multiemployer and other USX plans                                               6         6       6
                                                                                        -------   -------   -----
                 Total periodic pension credit                                             (166)     (144)   (120)
              Curtailment, settlement and termination costs                                   6         2       4
                                                                                        -------   -------   -----
                 Total pension credit                                                   $  (160)  $  (142)  $(116)
-----------------------------------------------------------------------------------------------------------------

             Funds' status - The assumed discount rate used to measure the benefit obligations of major plans was 7.5% at December 31, 1996, and 7% at December 31, 1995. The assumed rate of future increases in compensation levels was 4% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in USX's consolidated balance sheet:

             (In millions)                                                 December 31          1996      1995
             --------------------------------------------------------------------------------------------------
             Reconciliation of funds' status to reported amounts:
             Projected benefit obligation (PBO)/(a)/                                          $(7,924)  $(8,536)
             Plan assets at fair market value/(b)/                                              9,883     9,523
                                                                                              -------   -------
                  Assets in excess of PBO/(c)/                                                  1,959       987
              Unrecognized net gain from transition                                              (300)     (400)
              Unrecognized prior service cost                                                     640       739
              Unrecognized net loss (gain)                                                       (311)      474
              Additional minimum liability/(d)/                                                   (77)      (90)
                                                                                              -------   -------
                  Net pension asset included in balance sheet                                  $1,911   $ 1,710
             --------------------------------------------------------------------------------------------------
             /(a)/PBO includes:
                  Accumulated benefit obligation (ABO)                                        $ 7,394   $ 7,934
                  Vested benefit obligation                                                     6,931     7,422
             /(b)/Types of assets held:
                  USX stocks                                                                      -  %        1%
                  Stocks of other corporations                                                     56%       55%
                  U.S. Government securities                                                       18%       19%
                  Corporate debt instruments and other                                             26%       25%
             /(c)/Includes several small plans that have ABOs in excess of plan assets:
                    PBO                                                                         $(135)    $(139)
                    Plan assets                                                                    18        13
                                                                                                -----     -----
                      PBO in excess of plan assets                                              $(117)    $(126)
             /(d)/Additional minimum liability recorded was offset by the following:
                    Intangible asset                                                              $42       $54
                    Stockholders' equity adjustment - net of deferred income tax                   22        23
             --------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. Postretirement Benefits Other Than Pensions

             USX has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion and certain union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. For other union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, most benefits have not been prefunded. In 1994, USX agreed to establish a Voluntary Employee Beneficiary Association Trust to prefund a portion of health care and life insurance benefits for retirees covered under the United Steelworkers of America union agreement. In 1995, USX funded the initial $25 million contribution and an additional $10 million, which is the minimum requirement in each succeeding contract year. In 1996, the $10 million minimum requirement was funded.

             Postretirement benefit cost - Postretirement benefit cost for defined benefit plans for 1996, 1995 and 1994 was determined assuming discount rates of 7%, 8% and 6.5%, respectively, and an expected return on plan assets of 10% for 1996 and 1995 and 9% for 1994:

             (In millions)                                                           1996      1995    1994
             ----------------------------------------------------------------------------------------------

             Cost of benefits earned during the period                                $  26   $  26   $  37
             Interest on accumulated postretirement benefit obligation (APBO)           183     198     199
             Return on assets - actual return                                           (12)    (11)     (8)
                              - deferred gain (loss)                                      1      (1)     (2)
             Amortization of unrecognized (gains) losses                                  2      (1)     16
                                                                                      -----   -----   -----
                 Total defined benefit plans                                            200     211     242
             Multiemployer plans/(a)/                                                    15      15      21
                                                                                      -----   -----   -----
                 Total periodic postretirement benefit cost                             215     226     263
             Curtailment gain                                                             -       -      (4)
                                                                                      -----   -----   -----
                 Total postretirement benefit cost                                    $ 215   $ 226   $ 259
             ----------------------------------------------------------------------------------------------

            /(a)/ Payments are made to a multiemployer benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $115 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

             Funds' status - The following table sets forth the plans' funded status and the amounts reported in USX's consolidated balance sheet:

             (In millions)                                           December 31     1996      1995
             ---------------------------------------------------------------------------------------

             Reconciliation of funds' status to reported amounts:
             Fair value of plan assets                                             $   111   $   116
                                                                                   -------   -------
             APBO attributable to:
              Retirees                                                              (1,784)   (1,938)
              Fully eligible plan participants                                        (233)     (260)
              Other active plan participants                                          (393)     (481)
                                                                                   -------   -------
                  Total APBO                                                        (2,410)   (2,679)
                                                                                   -------   -------
                  APBO in excess of plan assets                                     (2,299)   (2,563)
              Unrecognized net (gain) loss                                            (260)       44
              Unamortized prior service                                                 (6)       (6)
                                                                                   -------   -------
                  Accrued liability included in balance sheet                      $(2,565)  $(2,525)
             ---------------------------------------------------------------------------------------

                The assumed discount rate used to measure the APBO was 7.5% and
             7% at December 31, 1996, and December 31, 1995, respectively. The assumed rate of future increases in compensation levels was 4% at both year-ends. The weighted average health care cost trend rate in 1997 is approximately 8%, declining to an ultimate rate in 2003 of approximately 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1996 net periodic postretirement benefit cost by $26 million and would have increased the APBO as of December 31, 1996, by $224 million.

--------------------------------------------------------------------------------
11. Income Taxes
             Provisions (credits) for estimated income taxes were:

                                              1996                              1995                              1994
                                   ----------------------------     ----------------------------     ----------------------------
(In millions)                      Current   Deferred     Total      Current   Deferred    Total      Current   Deferred     Total
----------------------------------------------------------------------------------------------------------------------------------
             Federal                 $143      $ 154       $297        $ 81     $ (68)      $ 13        $(16)     $ 186       $170
             State and local           13         21         34          20       (31)       (11)          -         (9)        (9)
             Foreign                    3         82         85          15        31         46          12         11         23
                                     ----      -----       ----        ----     -----       ----        ----      -----       ----
                Total                $159      $ 257       $416        $116     $ (68)      $ 48        $ (4)     $ 188       $184
----------------------------------------------------------------------------------------------------------------------------------

                In 1996 and 1995, the extraordinary loss on extinguishment of debt included a tax benefit of $5 million and $4 million, respectively (Note 7, page U-13).

               A reconciliation of federal statutory tax rate (35%) to total provisions follows:

             (In millions)                                                            1996       1995        1994
             ----------------------------------------------------------------------------------------------------
             Statutory rate applied to income before taxes                            $479      $  94       $ 240
             Credits other than foreign tax credits                                    (48)        (1)          -
             State and local income taxes after federal income tax effects              22         (7)         (5)
             Effects of foreign operations, including foreign tax credits              (16)       (35)/(a)/     9
             Effects of partially-owned companies                                      (16)       (14)        (37)
             Dispositions of subsidiary investments                                     (8)        (5)          -
             Excess percentage depletion                                                (7)        (8)         (7)
             Nondeductible business and amortization expenses                            5         17           8
             Adjustment of prior years' income taxes                                     3          1          (1)
             Adjustment of valuation allowances                                          -          6         (24)
             Other                                                                       2          -           1
                                                                                      ----      -----        ----
                 Total provisions                                                     $416      $  48       $ 184
             ----------------------------------------------------------------------------------------------------

            /(a)/Includes incremental tax benefits of $39 million resulting from USX's election to credit, rather than deduct, certain foreign income taxes for federal income tax purposes.

Deferred tax assets and liabilities resulted from the following:

(In millions)                                                                     December 31      1996          1995
------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Minimum tax credit carryforwards                                                                   $  436        $  396
 Foreign tax credit carryforwards                                                                        -            85
 General business credit carryforwards (expiring in 1997 through 2011)                                  24            26
 State tax loss carryforwards (expiring in 1997 through 2011)                                          141           138
 Foreign tax loss carryforwards (portion of which expire in 2000 through 2011)                         519           556
 Employee benefits                                                                                   1,025         1,098
 Receivables, payables and debt                                                                         79            80
 Expected federal benefit for:
  Crediting certain foreign deferred income taxes                                                      216           169
  Deducting state and other foreign deferred income taxes                                               41            33
 Contingency and other accruals                                                                        167           165
 Other                                                                                                 155           134
 Valuation allowances                                                                                 (396)         (424)
                                                                                                    ------   -----------
    Total deferred tax assets                                                                        2,407         2,456
                                                                                                    ------   -----------
Deferred tax liabilities:
 Property, plant and equipment                                                                       2,180         2,177
 Prepaid pensions                                                                                      721           650
 Inventory                                                                                             319           238
 Other                                                                                                 228           173
                                                                                                      ----   -----------
    Total deferred tax liabilities                                                                   3,448         3,238
                                                                                                    ------   -----------
    Net deferred tax liabilities                                                                    $1,041        $  782
------------------------------------------------------------------------------------------------------------------------

                USX expects to generate sufficient future taxable income to realize the benefit of its deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.

                The consolidated tax returns of USX for the years 1990 through
             1994 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

                Pretax income (loss) included $339 million, $(50) million and
             $14 million attributable to foreign sources in 1996, 1995 and 1994, respectively.

                Undistributed earnings of consolidated foreign subsidiaries at
             December 31, 1996, amounted to $64 million. No provision for deferred U.S. income taxes has been made because USX intends to permanently reinvest such earnings in its foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $23 million would have been required.

--------------------------------------------------------------------------------
12. Sales of Receivables

             USX has agreements (the programs) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1996, the amount sold under the programs that had not been collected was $740 million, which will be forwarded to the buyers at the end of the agreements in 1997, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the programs will be reduced accordingly. The amounts sold under the programs averaged $740 million, $744 million and $737 million for years 1996, 1995 and 1994, respectively. The buyers have rights to a pool of receivables that must be maintained at a level of 110% to 115% of the programs' size. USX does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

                Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse under an agreement that expires in 1997. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. In 1996, 1995 and 1994, USX Credit net repurchases of loans receivable totaled none, $5 million and $38 million, respectively. At December 31, 1996, the balance of sold loans receivable subject to recourse was $36 million. Estimated credit losses under the recourse provisions for loans receivable were recognized when the receivables were sold consistent with bad debt experience. USX Credit is not actively seeking new loans at this time, but is subject to market risk through fluctuations in short-term market rates on sold loans which pay fixed interest rates. USX Credit significantly reduced credit risk through a credit policy, which required that loans be secured by the real property or equipment financed, often with additional security such as letters of credit, personal guarantees and committed long-term financing takeouts. Also, USX Credit diversified its portfolio as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

                As of December 31, 1996, and December 31, 1995, the total
             balance of USX Credit real estate and equipment loans subject to impairment was $57 million and $88 million, prior to recognizing allowance for credit losses of $27 million and $32 million, respectively. During 1996, 1995 and 1994, USX Credit recognized additional credit losses of $1 million, $15 million and $11 million, respectively, which are included in operating costs.

--------------------------------------------------------------------------------
13.  Investments and Long-Term Receivables

             (In millions)                                                                               December 31   1996    1995
             -----------------------------------------------------------------------------------------------------------------------


             Equity method investments                                                                                $  549  $  581

             Cost method investments                                                                                      33      33

             Deposit in property exchange trust                                                                           98       -

             Receivables due after one year                                                                               67      76

             Forward currency contracts                                                                                   16      28

             Other                                                                                                        91     118

                                                                                                                      ------  ------

                  Total                                                                                               $  854  $  836

             -----------------------------------------------------------------------------------------------------------------------


             Summarized financial information of affiliates accounted for by the equity method of accounting follows:

             (In millions)                                                                                      1996    1995    1994

             -----------------------------------------------------------------------------------------------------------------------

             Income data - year:
              Revenues                                                                                        $3,274  $3,531  $3,237

              Operating income                                                                                   318     339     333

              Net income                                                                                         193     187     156

             -----------------------------------------------------------------------------------------------------------------------

             Balance sheet data - December 31:
              Current assets                                                                                  $  925  $1,068
              Noncurrent assets                                                                                2,728   2,631
              Current liabilities                                                                                781     784
              Noncurrent liabilities                                                                           1,582   1,745
             -----------------------------------------------------------------------------------------------------------------------


                Dividends and partnership distributions received from equity affiliates were $49 million in 1996, $85 million in 1995 and $44 million in 1994.

                USX purchases from equity affiliates totaled $509 million, $458 million and $431 million in 1996, 1995 and 1994, respectively. USX sales to equity affiliates totaled $830 million, $769 million and $681 million in 1996, 1995 and 1994, respectively.

--------------------------------------------------------------------------------
14. Short-Term Credit Agreements

             USX had short-term credit agreements totaling $175 million at December 31, 1996. These agreements are with two banks, with interest based on their prime rate or London Interbank Offered Rate (LIBOR), and carry a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $200 million which generally require maintenance of compensating balances of 3%. At December 31, 1996, $41 million was borrowed, leaving $159 million available in short-term lines of credit.


--------------------------------------------------------------------------------
15. Preferred Stock

             USX is authorized to issue 40,000,000 shares of preferred stock, without par value -

             6.50% Cumulative Convertible Preferred Stock (6.50% Convertible Preferred Stock) - As of December 31, 1996, 6,900,000 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) were outstanding. The 6.50% Convertible Preferred Stock is convertible at any time, at the option of the holder, into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock, subject to adjustment in certain circumstances. This stock is redeemable at USX's sole option, at a price of $52.275 per share through March 31, 1997, and thereafter at prices declining annually on each April 1 to an amount equal to $50.00 per share on and after April 1, 2003.

16. Long-Term Debt

                                                                        Interest                              December 31
             (In millions)                                              Rates - %         Maturity          1996       1995
             ---------------------------------------------------------------------------------------------------------------
             USX Corporation:
              Revolving credit/(a)/                                                         2001          $  -        $   60
              Commercial paper/(a)/                                   6.22                                   -           133
              Senior Notes                                            9 7/20                                 -           100
              Notes payable                                           6 3/8 - 9 4/5     1997 - 2023        2,398       2,548
              Foreign currency obligations/(b)/                       5 3/4                 1998              75         261
              Zero Coupon Convertible Senior Debentures/(c)/          7 7/8                 2005              41          37
              Convertible Subordinated Debentures/(d)/                5 3/4             1998 - 2001          180         200
              Convertible Subordinated Debentures/(e)/                7                 1998 - 2017          227         227
              Obligations relating to Industrial Development and
               Environmental Improvement Bonds and Notes/(f)/         3 11/20 - 6 7/8   1997 - 2030          473         483
              Indexed debt/(g)/                                       6 3/4                 2000             123         -
              All other obligations, including sale-leaseback
               financing and capital leases                                             1997 - 2012          104         110
             Consolidated subsidiaries:
              Guaranteed Notes                                        7                     2002             135         135
              Guaranteed Notes                                        9 3/4                                  -           161
              Guaranteed Loan/(h)/                                    9 1/20            1997 - 2006          283         300
              Notes payable                                           5 1/8 - 8 5/8     1997 - 2002            9          11
              Sinking Fund Debentures                                 8 1/2                 1997             120         140
              All other obligations, including capital leases                           1997 - 2009           73          78
                                                                                                          ------      ------
                 Total /(i)(j)/                                                                            4,241       4,984
             Less unamortized discount                                                                        29          47
             Less amount due within one year                                                                 353         465
                                                                                                           -----      -------
                 Long-term debt due after one year                                                        $3,859      $4,472
             ----------------------------------------------------------------------------------------------------------------

        /(a)/ An amended agreement which terminates in August 2001, provides for borrowing under a $2,350 million revolving credit facility. Interest is based on defined short-term market rates. During the term of this agreement, USX is obligated to pay a variable facility fee on total commitments, which was .15% at December 31, 1996. The commercial paper is supported by the $2,350 million in unused and available credit and, accordingly, is classified as long-term debt.
        /(b)/ Foreign currency exchange agreements were executed in connection with the Swiss franc obligations, which effectively fixed the principal repayment at $59 million at December 31, 1996, and interest in U.S. dollars, thereby eliminating currency exchange risks (Note 27, page U-26).
        /(c)/ The outstanding debentures have a principal at maturity of $79 million. The original issue discount is being amortized recognizing a yield to maturity of 7-7/8% per annum. The carrying value represents the principal at maturity less the unamortized discount. Each debenture of $1,000 principal at maturity is convertible into a unit consisting of 8.207 shares of Marathon Stock and 1.6414 shares of Steel Stock, subject to adjustment, or at the election of USX, cash equal to the market value of the unit. At the option of the holders, USX will purchase debentures at the carrying value of $54 million on August 9, 2000; USX may elect to pay the purchase price in cash, shares of Marathon and Steel stocks or notes. USX may call the debentures for redemption at the issue price plus amortized discount.
        /(d)/ The debentures are convertible into one share of Marathon Stock and one-fifth of a share of Steel Stock for $56.28, subject to adjustment, and are redeemable at USX's option.
        /(e)/  The debentures are convertible into one share of Marathon
               Stock and one-fifth of a share of Steel Stock for $34.22, subject to adjustment, and may be redeemed by USX.
        /(f)/ At December 31, 1996, USX had outstanding obligations relating to Environmental Improvement Bonds in the amount of $256 million, which were supported by letter of credit arrangements that could become short-term obligations under certain circumstances.
        /(g)/ The indexed debt represents 6-3/4% exchangeable notes due February 1, 2000, in the principal amount of $117 million or $21.375 per note, which was the market price per share of RMI common stock on November 26, 1996. At maturity, the principal amount of each note will be mandatorily exchanged by USX into shares of RMI common stock (or, at USX's option, the cash equivalent and/or such other consideration as permitted or required by the terms of the notes) at a defined exchange rate, which is based on the average market price of RMI common stock valued in January 2000. The carrying value of the notes is adjusted quarterly to settlement value and any resulting adjustment is charged or credited to income and included in interest and other financial costs.
        /(h)/ The guaranteed loan was used to fund a portion of the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.
        /(i)/ Required payments of long-term debt for the years 1998-2001 are $506 million, $101 million, $202 million and $418 million, respectively.
        /(j)/ In the event of a change in control of USX, as defined in the related agreements, debt obligations totaling
               $3,222 million may be declared immediately due and payable. The principal obligations subject to such a provision are Notes payable -$2,398 million; and Guaranteed Loan - $283 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $112 million or provide a letter of credit to secure the remaining obligation.

--------------------------------------------------------------------------------
17. Property, Plant and Equipment

(In millions)                                                             December 31   1996      1995
---------------------------------------------------------------------------------------------------------

             Marathon Group                                                            $16,329    $16,411
             U. S. Steel Group                                                           8,347      8,421
             Delhi Group                                                                 1,008        936
                                                                                       -------  ---------
                  Total                                                                 25,684     25,768
             Less accumulated depreciation, depletion and amortization                  15,280     15,233
                                                                                       -------  ---------
                  Net                                                                  $10,404    $10,535
---------------------------------------------------------------------------------------------------------

                Property, plant and equipment includes gross assets acquired under capital leases (including sale-leasebacks accounted for as financings) of $141 million at December 31, 1996, and $154 million at December 31, 1995; related amounts in accumulated depreciation, depletion and amortization were $91 million and $90 million, respectively.


--------------------------------------------------------------------------------
18. Leases

             Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                Capital   Operating
             (In millions)                                                       Leases     Leases
             --------------------------------------------------------------------------------------

             1997                                                                $   14       $ 207
             1998                                                                    14         189
             1999                                                                    14         141
             2000                                                                    13         181
             2001                                                                    13         120
             Later years                                                            156         279
             Sublease rentals                                                        -          (29)
                                                                                    -----    ------
                  Total minimum lease payments                                        224    $1,088
                                                                                             ======
             Less imputed interest costs                                               95
                                                                                   ------
                  Present value of net minimum lease payments
                  included in long-term debt                                       $  129
             --------------------------------------------------------------------------------------

                Operating lease rental expense:

              (In millions)                                              1996     1995        1994
              -------------------------------------------------------------------------------------
              Minimum rental                                            $ 231    $  223       $ 240
              Contingent rental                                            16        20          23
              Sublease rentals                                             (8)       (8)         (7)
                                                                        -----    ------   ---------
                  Net rental expense                                    $ 239    $  235       $ 256
              -------------------------------------------------------------------------------------

                USX leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Contingent rental includes payments based on facility production and operating expense escalation on building space. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $144 million may be declared immediately due and payable.

--------------------------------------------------------------------------------
19. Inventories

(In millions)                                           December 31   1996    1995
-----------------------------------------------------------------------------------

             Raw materials                                           $  594  $  609
             Semi-finished products                                     309     300
             Finished products                                          908     901
             Supplies and sundry items                                  128     163
                                                                     ------  ------
                  Total (at cost)                                     1,939   1,973
             Less inventory market valuation reserve                      -     209
                                                                     ------  ------
                  Net inventory carrying value                       $1,939  $1,764
-----------------------------------------------------------------------------------

                At December 31, 1996, and December 31, 1995, the LIFO method accounted for 93% and 90%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $340 million and $320 million in 1996 and 1995, respectively.

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

                Cost of sales was reduced and operating income was increased $13 million in 1994, as a result of a liquidation of LIFO inventories (immaterial in 1996 and 1995).

--------------------------------------------------------------------------------
20. Supplemental Cash Flow Information

             (In millions)                                                                 1996       1995      1994
            ---------------------------------------------------------------------------------------------------------

             Cash provided from (used in) operating activities
              included:
              Interest and other financial costs paid
               (net of amount capitalized)                                               $   (488)  $  (605)  $  (577)
              Income taxes (paid) refunded                                                   (127)     (170)       16
            ---------------------------------------------------------------------------------------------------------
             Commercial paper and revolving credit arrangements -
              net:
              Commercial paper - issued                                                  $  1,422   $ 2,434   $ 1,515
                               - repayments                                                (1,555)   (2,651)   (1,166)
              Credit agreements - borrowings                                               10,356     4,719     4,545
                                - repayments                                              (10,340)   (4,659)   (5,045)
              Other credit arrangements - net                                                 (36)       40         -
                                                                                         --------   -------   -------
                 Total                                                                   $   (153)  $  (117)  $  (151)
            ---------------------------------------------------------------------------------------------------------
             Noncash investing and financing activities:
              Common stock issued for dividend reinvestment
               and employee stock plans                                                  $      6   $    21   $     4
              Contribution of assets to an equity affiliate                                     -         -        26
              Acquisition of assets - stock issued                                              -         -        11
                                    - debt issued                                               2         -        58
              Disposal of assets - notes and common stock received                             12         9         3
                                 - liabilities assumed by buyers                               25         -         -
              Decrease in debt resulting from the adoption of
               equity method accounting for RMI                                                 -         -        41
              Debt exchanged for debt                                                           -         -        58
            ---------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
21. Stock-Based Compensation Plans

             The 1990 Stock Plan, as amended, authorizes the Compensation Committee of the Board of Directors to grant restricted stock and stock options to key management employees. Such employees are generally granted awards of the class of common stock intended to reflect the performance of the group(s) to which their work relates. Up to .5 percent of the outstanding Marathon Stock and .8 percent of each of the outstanding Steel Stock and Delhi Stock, as determined on December 31 of the preceding year, are available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant in the same year, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect. As of December 31, 1996, 6,432,382 Marathon Stock shares, 2,044,580 Steel Stock shares and 82,642 Delhi Stock shares were available for grants in 1997.

                Restricted stock represents stock granted for no cash
             consideration or for such other consideration as determined by the Compensation Committee, subject to provisions for forfeiture and restricting transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met. Restricted stock is issued at the market price per share at the date of grant and vests over service periods that range from one to five years.

                Deferred compensation is charged to stockholders' equity when the restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is expensed over the balance of the vesting period and adjusted if conditions of the restricted stock grant are not met.

                The following table presents information on restricted stock grants:

                              Marathon Stock               Steel Stock                   Delhi Stock
                     -----------------------------  ----------------------------  --------------------------
                       1996       1995      1994      1996      1995      1994     1996     1995       1994
------------------------------------------------------------------------------------------------------------

Number of shares
 granted               11,495   232,828     9,998     5,605   146,054    10,457       -     10,000       500
Weighted-average
 grant-date fair
 value per share      $ 22.38  $  19.50    $17.00    $31.94  $  33.81   $ 34.44   $   -    $ 10.25    $15.44
------------------------------------------------------------------------------------------------------------

                Stock options represent the right to purchase shares of Marathon
             Stock, Steel Stock or Delhi Stock at not less than 100 percent of the market value of the stock at date of grant. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of a share of common stock, as determined in accordance with the plan, over the fair market value of a share on the date the right was granted for a specified number of shares. Stock options expire in 10 years from the date they are granted and vest over a six-month service period.

                The following is a summary of stock option activity:

                                              Marathon Stock               Steel Stock               Delhi Stock
                                          -----------------------    ------------------------    ----------------------
                                           Shares      Price/(a)/      Shares      Price/(a)/    Shares      Price/(a)/
             ----------------------------------------------------------------------------------------------------------

             Balance December 31, 1993    4,908,604        $25.31      405,556       $38.96      119,000       $18.89
             Granted                        551,550         17.00      353,550        34.44       76,800        15.44
             Exercised                            -             -      (26,479)       23.67            -            -
             Canceled                      (281,804)        24.94      (12,327)       40.64       (3,000)       20.00
                                          ---------                  ---------                   -------
             Balance December 31, 1994    5,178,350         24.44      720,300        37.27      192,800        17.50
             Granted                        577,950         19.45      361,750        31.97       67,100        12.63
             Exercised                      (22,700)        17.66       (8,680)       21.87            -            -
             Canceled                      (677,050)        26.44      (16,720)       31.03            -            -
                                          ---------                  ---------                   -------
             Balance December 31, 1995    5,056,550         23.63    1,056,650        35.68      259,900        16.24
             Granted                        633,825         22.38      411,705        31.94       77,550        13.63
             Exercised                     (321,985)        17.50     (100,260)       31.98       (1,500)       12.69
             Canceled                      (137,820)        26.82      (22,500)       33.43       (9,000)       17.49
                                          ---------                  ---------                   -------
             Balance December 31, 1996    5,230,570         23.78    1,345,595        34.85      326,950        15.60
             ----------------------------------------------------------------------------------------------------------

           /(a)/  Weighted-average exercise price.

             The following table represents stock options at December 31, 1996:

                                                 Options Outstanding and Exercisable
                                 --------------------------------------------------------------------
                                                      Number
                                                    of Shares     Weighted-Average
                                     Range of      Under Option      Remaining       Weighted-Average
                                 Exercise Prices   at 12/31/96    Contractual Life    Exercise Price
             ----------------------------------------------------------------------------------------
             Marathon Stock        $17.00-23.44     2,721,395         7.5 years            $20.21
                                    25.38-26.88     1,403,675               1.6             26.18
                                    29.08-29.88     1,105,500               2.9             29.51
                                                    ---------
                                          Total     5,230,570
                                                    ---------
             Steel Stock           $21.88-25.44        54,195         3.9 years            $24.42
                                    31.69-34.44     1,005,225               8.5             32.75
                                          44.19       286,175               6.4             44.19
                                                    ---------
                                          Total     1,345,595
                                                    ---------
             Delhi Stock           $10.25-13.63       143,150         8.9 years            $13.17
                                    15.44-20.00       183,800               6.7             17.50
                                                    ---------
                                          Total       326,950
             ----------------------------------------------------------------------------------------

                During 1996, USX adopted SFAS No. 123, Accounting for Stock-
             Based Compensation, as discussed in Note 1, page U-11, and elected to continue to follow the accounting provisions of APB No. 25. Actual stock-based compensation expense was $8 million in 1996 and $3 million in 1995 and 1994. Incremental compensation expense, as determined under SFAS No. 123, was not material. Therefore, pro forma net income and earnings per share data have been omitted.

--------------------------------------------------------------------------------
22. Dividends

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

                Dividends on the Steel Stock and Delhi Stock are further
             limited to the Available Steel Dividend Amount and the Available Delhi Dividend Amount, respectively. At December 31, 1996, the Available Steel Dividend Amount was at least $2,808 million, and the Available Delhi Dividend Amount was at least $106 million. The Available Steel Dividend Amount and Available Delhi Dividend Amount, respectively, will be increased or decreased, as appropriate, to reflect the respective group's separately reported net income, dividends, repurchases or issuances with respect to the related class of common stock and preferred stock attributed to the respective groups and certain other items.

--------------------------------------------------------------------------------
23. Net Income Per Common Share

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

--------------------------------------------------------------------------------
24. Foreign Currency Translation

                Exchange adjustments resulting from foreign currency
             transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1996, 1995 and 1994, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $(24) million, $3 million and $(6) million. An analysis of changes in cumulative foreign currency translation adjustments follows:

             (In millions)                             1996    1995    1994
             ---------------------------------------------------------------

             Cumulative adjustments at January 1      $  (8)  $  (9)  $  (7)
             Aggregate adjustments for the year           -       1      (2)
                                                      -----   -----   -----
             Cumulative adjustments at December 31    $  (8)  $  (8)  $  (9)
             ---------------------------------------------------------------


-------------------------------------------------------------------------------
25. Stockholder Rights Plan

                USX's Board of Directors has adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each outstanding share of Marathon Stock, Steel Stock and Delhi Stock referred to together as "Voting Stock." Each right becomes exercisable, at a price of $120, when any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15 percent or more of the total voting power of the Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock, which is accepted with respect to shares of Voting Stock representing a majority of the voting power other than Voting Stock beneficially owned by the offeror. Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15 percent or more of the total voting power of the Voting Stock, Marathon Stock, Steel Stock or Delhi Stock (as the case may be) or other property having a market value of twice the exercise price. After the rights become exercisable, if USX is acquired in a merger or other business combination where it is not the survivor, or if 50% or more of USX's assets, earnings power or cash flow are sold or transferred, each right entitles the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and exercise price are subject to adjustment, and the rights expire on October 9, 1999, or may be redeemed by USX for one cent per right at any time prior to the point they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

--------------------------------------------------------------------------------
26. Preferred Stock of Subsidiary

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

--------------------------------------------------------------------------------
27. Derivative Instruments

             USX uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase or production and sale of crude oil, natural gas, natural gas liquids, refined products and nonferrous metals. The derivative instruments used, as a part of an overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.

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

                The following table sets forth quantitative information by class of derivative instrument:

                                                          Fair             Carrying     Recorded
                                                          Value             Amount      Deferred     Aggregate
                                                         Assets             Assets       Gain or      Contract
             (In millions)                            (Liabilities)(a)   (Liabilities)    (Loss)      Values(b)
             --------------------------------------------------------------------------------------------------

             December 31, 1996:
              Exchange-traded commodity futures         $     -          $      -         $ (2)         $ 49
              Exchange-traded commodity options              (1)  /(c)/        (1)          (2)          254
              OTC commodity swaps/(d)/                       (1)  /(e)/        (2)           -            88
              OTC commodity options                          (6)  /(f)/        (6)           -            84
                                                           ----               ---         ----     ---------
                Total commodities                          $ (8)              $(9)        $ (4)         $475
                                                           ----               ---         ----     ---------
              Forward currency contract/(g)/:
                  - receivable                             $ 19               $ 16        $  -          $ 59
                  - payable                                  (1)               (1)          (1)           10
                                                           ----               ---         ----     ---------
                Total currencies                           $ 18               $15         $ (1)         $ 69
             --------------------------------------------------------------------------------------------------
             December 31, 1995:
              Exchange-traded commodity futures         $     -          $      -         $ (5)         $ 79
              Exchange-traded commodity options               -                 -            -             8
              OTC commodity swaps                             3   /(e)/        (1)          (4)          184
              OTC commodity options                           -                 -            -             6
                                                           ----               ---         ----     ---------
                Total commodities                          $  3               $(1)        $ (9)         $277
                                                           ----               ---         ----     ---------
              Forward currency contracts:
                  - receivable                             $105              $101         $  -          $184
             --------------------------------------------------------------------------------------------------

        /(a)/ The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the foreign exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
        /(b)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
        /(c)/ Includes fair value for assets of $1 million and for liabilities of $(2) million.
        /(d)/ The OTC swap arrangements vary in duration with certain contracts extending into early 1998.
        /(e)/ Includes fair values as of December 31, 1996 and 1995, for assets of $3 million and $10 million and for liabilities of $(4) million and $(7) million, respectively.
        /(f)/ Includes fair value for assets of $1 million and for liabilities of $(7) million.
        /(g)/  The forward currency contract matures in 1998.

--------------------------------------------------------------------------------
28. Fair Value of Financial Instruments

                Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 27, page U-26, by individual balance sheet account:

                                                                              1996             1995
                                                                        ----------------  ----------------
                                                                         Fair   Carrying   Fair   Carrying
             (In millions)                              December 31     Value    Amount   Value    Amount
             ---------------------------------------------------------------------------------------------

             Financial assets:
              Cash and cash equivalents                                 $   55    $   55  $  131    $  131
              Receivables                                                1,270     1,270   1,131     1,131
              Investments and long-term receivables                        252       211     154       118
                                                                        ------    ------  ------  --------
                Total financial assets                                  $1,577    $1,536  $1,416    $1,380
             ---------------------------------------------------------------------------------------------
             Financial liabilities:
              Notes payable                                             $   81    $   81  $   40    $   40
              Accounts payable                                           2,204     2,204   2,157     2,157
              Accrued interest                                             102       102     122       122
              Long-term debt (including amounts due within one year)     4,332     4,083   5,179     4,803
                                                                        ------    ------  ------  --------
                Total financial liabilities                             $6,719    $6,470  $7,498    $7,122
             ---------------------------------------------------------------------------------------------

                       Fair value of financial instruments classified as current
             assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                       In addition to certain derivative financial instruments,
             USX's unrecognized financial instruments consist of receivables sold subject to limited recourse and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 12, page U-18, and for details relating to financial guarantees see Note 29, page U-28.

--------------------------------------------------------------------------------
29. Contingencies and Commitments

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

                Environmental matters -

                USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1996, and December 31, 1995, accrued liabilities for remediation totaled $144 million and $153 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $23 million at December 31, 1996, and $22 million at December 31, 1995.

                For a number of years, USX has made substantial capital
             expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1996 and 1995, such capital expenditures totaled $165 million and $111 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                At December 31, 1996, and December 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $118 million and $128 million, respectively.

             Guarantees -

                Guarantees by USX of the liabilities of affiliated entities totaled $80 million at December 31, 1996, and $68 million at December 31, 1995. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce potential losses resulting from these guarantees. As of December 31, 1996, the largest guarantee for a single affiliate was $39 million.

                At December 31, 1996, and December 31, 1995, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $176 million and $187 million, respectively. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

             Commitments -

                At December 31, 1996, and December 31, 1995, contract
             commitments for capital expenditures for property, plant and equipment totaled $526 million and $299 million, respectively.

                USX entered into a 15-year take-or-pay arrangement in 1993, which requires USX to accept pulverized coal each month or pay a minimum monthly charge of approximately $1.3 million. Charges for deliveries of pulverized coal totaled $23 million in 1996 and $24 million in 1995. If USX elects to terminate the contract early, a maximum termination payment of $118 million, which declines over the duration of the agreement, may be required.

                USX is a party to a transportation agreement with Transtar, Inc.
             (Transtar) for Great Lakes shipments of raw materials required by steel operations. The agreement cannot be canceled until 1999 and requires USX to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $72 million in 1996 and 1995, including fixed costs of $20 million in 1996 and $21 million in 1995. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

Selected Quarterly Financial Data (Unaudited)

                                                        1996                                             1995
                                    --------------------------------------------    ----------------------------------------------
(In millions, except per             4th          3rd          2nd         1st        4th           3rd         2nd         1st
 share data)                         Qtr.         Qtr.         Qtr.        Qtr.       Qtr.          Qtr.        Qtr.        Qtr.
----------------------------------------------------------------------------------------------------------------------------------
Revenues                            $6,497      $6,028/(a)/ $5,846/(a)/ $5,473/(a)/ $5,377 /(a)/ $5,253/(a)/ $5,289/(a)/ $5,045/(a)/

Operating income (loss)                496         424         239         466        (432)/(a)/    315/(a)/    390/(a)/    358/(a)/

  Operating costs include:
    Inventory market valuation
     charges (credits)                 (30)        (96)         72        (155)        (35)          51           2         (88)
    Restructuring credits                -           -           -           -           -            -          (6)          -
    Impairment of long-lived
     assets                              -           -           -           -         675            -           -           -
Income (loss) before
 extraordinary loss                    300         233         154         265        (302)         179         190         154
Net income (loss)                      291         233         154         265        (304)         174         190         154
------------------------------------------------------------------------------------------------------------------------------------


Marathon Stock data:
--------------------
Income (loss) before
 extraordinary loss
 applicable to
 Marathon Stock                     $  167      $  164      $  124      $  216      $ (365)      $   96      $  107      $   75
 - Per share:  primary                 .58         .57         .43         .75       (1.27)         .33         .37         .26
               fully diluted           .57         .57         .43         .74       (1.27)         .33         .37         .26
Dividends paid per share               .19         .17         .17         .17         .17          .17         .17         .17
Price range of Marathon
 Stock/(b)/:
    - Low                               21-1/8      20          19-1/8      17-1/4      17-1/2       19-1/4      17-1/8      15-3/4
    - High                              25-1/2      22-1/8      22-7/8      20-1/2      20-1/8       21-1/2      20-1/4      17-5/8
------------------------------------------------------------------------------------------------------------------------------------


Steel Stock data:
-----------------
Income before
 extraordinary loss
 applicable to Steel Stock          $  122      $   64      $   27      $   40      $   57       $   80      $   74      $   68
 - Per share:  primary                1.43         .76         .32         .49         .68          .99         .99         .89
               fully diluted          1.36         .75         .32         .48         .68          .95         .95         .86
Dividends paid per share               .25         .25         .25         .25         .25          .25         .25         .25
Price range of Steel
 Stock/(b)/:
    - Low                               26-1/2      24-1/8      27-3/4      30          29-1/8       30-5/8      29-1/4      30
    - High                              32          29-5/8      35-7/8      37-7/8      33-5/8       39          34-3/4      39-1/8
------------------------------------------------------------------------------------------------------------------------------------


Delhi Stock data:
-----------------
Income (loss) before
 extraordinary loss
 applicable to Delhi Stock          $    6      $   (1)     $   (1)     $    2      $    1       $   (4)     $    1      $    3
 - Per share:  primary and
               fully diluted           .68        (.14)       (.12)        .25         .17         (.44)        .12         .30
Dividends paid per share               .05         .05         .05         .05         .05          .05         .05         .05
Price range of Delhi
 Stock/(b)/:
    - Low                               12-1/8      11-1/2      11-3/8      10           8-5/8        9-3/4       9-1/4       8
    - High                              16-5/8      14-3/4      14-5/8      12-3/8      10-5/8       11-7/8      13-1/8      10-1/8
------------------------------------------------------------------------------------------------------------------------------------


/(a)/ Reclassified to conform to current classifications.
/(b)/ Composite tape.

Principal Unconsolidated Affiliates (Unaudited)

                                                           December 31, 1996
                Company                        Country         Ownership             Activity
------------------------------------------------------------------------------------------------------------
CLAM Petroleum Company                       Netherlands          50%          Oil & Gas Production
Double Eagle Steel Coating Company           United States        50%          Steel Processing
Kenai LNG Corporation                        United States        30%          Natural Gas Liquification
Laredo-Nueces Pipeline Company               United States        50%          Natural Gas Transmission
LOCAP, Inc.                                  United States        37%          Pipeline & Storage Facilities
LOOP LLC                                     United States        32%          Offshore Oil Port
PRO-TEC Coating Company                      United States        50%          Steel Processing
RMI Titanium Company                         United States        27%          Titanium Metal Products
Sakhalin Energy Investment Company Ltd.      Russia               30%          Oil & Gas Development
Transtar, Inc.                               United States        46%          Transportation
USS/Kobe Steel Company                       United States        50%          Steel Products
USS-POSCO Industries                         United States        50%          Steel Processing
Worthington Specialty Processing             United States        50%          Steel Processing
------------------------------------------------------------------------------------------------------------


Supplementary Information on Mineral Reserves (Unaudited)
Mineral Reserves (other than oil and gas)

                              Reserves at December 31/(a)/                  Production
                              ----------------------------           ------------------------
(Million tons)                1996        1995       1994            1996      1995     1994
---------------------------------------------------------------------------------------------
Iron/(b)/                     716.3       730.9      746.4           15.1      15.5     16.0
Coal/(c)/                     859.5       862.8      928.1            7.1       7.5      7.5
---------------------------------------------------------------------------------------------

/(a)/ Commercially recoverable reserves include demonstrated (measured and indicated) quantities which are expressed in recoverable net product tons. /(b)/ In 1996, iron ore reserves increased .5 million tons due to changes in estimates of recoverable amounts.
/(c)/ In 1996, coal reserves increased 3.8 million tons after exploration and lease activity. In addition to production of reserves in 1995, coal reserves were reduced by an additional 57.8 million tons consisting of 3.1 million tons due to changes in estimate of recoverable amounts; 33.1 million tons due to sales to other parties; and 21.6 million tons as a result of lease activity and other changes.


Supplementary Information on Oil and Gas Producing Activities (Unaudited)/(a)/ Capitalized Costs and Accumulated Depreciation, Depletion and Amortization

                                  United              Other      Consolidated    Equity
(In millions)   December 31       States  Europe  International     Total      Affiliates  Worldwide
----------------------------------------------------------------------------------------------------
1996
  Capitalized costs:
   Proved properties              $7,667  $4,304       $126        $12,097        $183       $12,280
   Unproved properties               292      63         68            423          57           480
                                  ------  ------       ----        -------        ----      --------
     Total                         7,959   4,367        194         12,520         240        12,760
                                  ------  ------       ----        -------        ----      --------
  Accumulated depreciation,
   depletion and amortization:
   Proved properties               4,715   2,363         60          7,138         120         7,258
   Unproved properties                81       2          5             88           -            88
                                  ------  ------       ----        -------        ----      --------
     Total                         4,796   2,365         65          7,226         120         7,346
                                  ------  ------       ----        -------        ----      --------
  Net capitalized costs           $3,163  $2,002       $129        $ 5,294        $120       $ 5,414
----------------------------------------------------------------------------------------------------
1995
  Capitalized costs:
   Proved properties              $7,714  $4,354       $355        $12,423        $185       $12,608
   Unproved properties               267      68         94            429          39           468
                                  ------  ------       ----        -------        ----      --------
     Total                         7,981   4,422        449         12,852         224        13,076
                                  ------  ------       ----        -------        ----      --------
  Accumulated depreciation,
   depletion and amortization:
   Proved properties               4,681   2,227        235          7,143         110         7,253
   Unproved properties                85       2         34            121           -           121
                                  ------  ------       ----        -------        ----      --------
     Total                         4,766   2,229        269          7,264         110         7,374
                                  ------  ------       ----        -------        ----      --------
  Net capitalized costs           $3,215  $2,193       $180        $ 5,588        $114       $ 5,702
----------------------------------------------------------------------------------------------------

/(a)/ The attached oil and gas production disclosures (pages U-30-U-34) were revised in 1996 to present USX's share of equity affiliates' operations in worldwide results.

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

Results of Operations for Oil and Gas Producing Activities, Excluding Corporate Overhead and Interest Costs/(a)/

                                              United                 Other       Consolidated     Equity
(In millions)                                 States    Europe   International      Total       Affiliates   Worldwide
----------------------------------------------------------------------------------------------------------------------
1996: Revenues:
     Sales/(b)/                               $  451    $ 736           $  24        $ 1,211         $ 45     $ 1,256
     Transfers                                   858        -              43            901            -         901
                                              ------    -----           -----        -------         ----     -------
      Total revenues                           1,309      736              67          2,112           45       2,157
    Expenses:
     Production costs/(c)/                      (340)    (202)            (12)          (554)         (14)       (568)
     Exploration expenses                        (97)     (24)            (24)          (145)          (3)       (148)
     Depreciation, depletion
      and amortization                          (302)    (160)            (14)          (476)         (12)       (488)
     Other expenses                              (31)      (5)            (15)           (51)           -         (51)
                                              ------    -----           -----        -------         ----     -------
      Total expenses                            (770)    (391)            (65)        (1,226)         (29)     (1,255)
     Other production-related
      earnings/(d)/                                1       28               -             29            1          30
                                              ------    -----           -----        -------         ----     -------
     Results before income taxes                 540      373               2            915           17         932
     Income taxes (credits)                      192      115              (1)           306            7         313
                                              ------    -----           -----        -------         ----     -------
     Results of operations                    $  348    $ 258           $   3        $   609         $ 10     $   619
----------------------------------------------------------------------------------------------------------------------
1995: Revenues:
     Sales/(b)/                               $  395    $ 622           $  24        $ 1,041         $ 41     $ 1,082
     Transfers                                   706        -              84            790            -         790
                                              ------    -----           -----        -------         ----     -------
      Total revenues                           1,101      622             108          1,831           41       1,872
    Expenses:
     Production costs                           (305)    (219)            (23)          (547)         (15)       (562)
     Exploration expenses                        (68)     (37)            (39)          (144)          (2)       (146)
     Depreciation, depletion
      and amortization/(e)/                    (361)    (184)            (54)          (599)         (11)       (610)
     Other expenses                             (29)      (5)             (4)           (38)           -         (38)
                                             ------    -----           -----        -------         ----     -------
      Total expenses                           (763)    (445)           (120)        (1,328)         (28)     (1,356)
    Other production-related
      earnings/(d)/                               -       31               -             31            1          32
                                             ------    -----           -----        -------         ----     -------
    Results before income taxes                 338      208             (12)           534           14         548
    Income taxes (credits)                      124       83              (5)           202            5         207
                                             ------    -----           -----        -------         ----     -------
    Results of operations                    $  214    $ 125           $  (7)       $   332         $  9     $   341
----------------------------------------------------------------------------------------------------------------------
1994: Revenues:
     Sales/(b)/                              $  432    $ 411           $  30        $   873         $ 33     $   906
     Transfers                                  545       65              57            667            -         667
                                             ------    -----           -----        -------         ----     -------
      Total revenues                            977      476              87          1,540           33       1,573
    Expenses:
     Production costs                          (304)    (207)            (25)          (536)          (7)       (543)
     Exploration expenses                       (82)     (28)            (44)          (154)          (1)       (155)
     Depreciation, depletion
      and amortization                         (335)    (152)            (30)          (517)         (11)       (528)
     Other expenses                             (41)      (8)             (7)           (56)           -         (56)
                                             ------    -----           -----        -------         ----     -------
      Total expenses                           (762)    (395)           (106)        (1,263)         (19)     (1,282)
    Other production-related
      earnings/(d)/                               -       20               -             20            -          20
                                             ------    -----           -----        -------         ----     -------
    Results before income taxes                 215      101             (19)           297           14         311
    Income taxes (credits)                       80       41              (2)           119            8         127
                                             ------    -----           -----        -------         ----     -------
    Results of operations                    $  135    $  60           $ (17)       $   178         $  6     $   184
----------------------------------------------------------------------------------------------------------------------

/(a)/ Includes the results of hedging gains and losses.
/(b)/ Includes net gains and (losses) on asset dispositions, as of December 31, 1996, 1995 and 1994, of $25 million, $(2) million and $20 million, respectively.
/(c)/ Includes domestic production tax charges of $11 million relating to prior periods.
/(d)/ Includes revenues, net of associated costs, from third-party activities that are an integral part of USX's production operations. Third-party activities may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
/(e)/ Excludes charges of $465 million related to impairment of long-lived assets.

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

Costs Incurred for Property Acquisition, Exploration and Development - Including Capital Expenditures

                                              United                 Other       Consolidated     Equity
(In millions)                                 States    Europe   International      Total       Affiliates   Worldwide
-----------------------------------------------------------------------------------------------------------------------
1996: Property acquisition:
     Proved                                   $ 36      $    -      $     -        $   36         $    -       $   36
     Unproved                                   44           -            2            46             19           65
    Exploration                                134          26           34           194              1          195
    Development                                268          31           15           314              3          317
-----------------------------------------------------------------------------------------------------------------------
1995: Property acquisition:
     Proved                                   $ 13      $    -       $    1        $   14         $    -       $   14
     Unproved                                   24           -            -            24              5           29
    Exploration                                100          42           52           194              1          195
    Development                                223          44           37           304              8          312
-----------------------------------------------------------------------------------------------------------------------
1994: Property acquisition:
     Proved                                   $  2      $    -       $    1        $    3         $    -       $    3
     Unproved                                   11           -            4            15             28           43
    Exploration                                108          35           39           182              1          183
    Development                                276         115           31           422             10          432
-----------------------------------------------------------------------------------------------------------------------

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

                                                 United                  Other       Consolidated     Equity
(Millions of barrels)                            States   Europe     International       Total      Affiliates  Worldwide
-------------------------------------------------------------------------------------------------------------------------
Liquid Hydrocarbons
 Proved developed and undeveloped reserves:
  Beginning of year - 1994                        573      230              39            842            -        842
  Purchase of reserves in place                     3        -               -              3            -          3
  Revisions of previous estimates                  (1)      (2)             (3)            (6)           -         (6)
  Improved recovery                                 6        -               -              6            -          6
  Extensions, discoveries and
   other additions                                 13        -               -             13            -         13
  Production                                      (40)     (17)             (5)           (62)           -        (62)
  Sales of reserves in place                       (1)       -               -             (1)           -         (1)
                                                  ---      ---             ---            ---          ---        ---
  End of year - 1994                              553      211              31            795            -        795
  Purchase of reserves in place                     2        -               -              2            -          2
  Revisions of previous estimates                  (5)      (8)             (5)           (18)           -        (18)
  Improved recovery                                 4        -               -              4            -          4
  Extensions, discoveries and
   other additions                                 67        -               3             70            -         70
  Production                                      (48)     (20)             (6)           (74)           -        (74)
  Sales of reserves in place                      (15)       -               -            (15)           -        (15)
                                                  ---      ---             ---            ---          ---        ---
  End of year - 1995                              558      183              23            764            -        764
  Purchase of reserves in place                    26        -               -             26            -         26
  Revisions of previous estimates                   3       (1)              3              5            -          5
  Improved recovery                                19        -               -             19            -         19
  Extensions, discoveries and
   other additions                                 54       13              15             82            -         82
  Production                                      (45)     (18)             (3)           (66)           -        (66)
  Sales of reserves in place                      (26)       -             (12)           (38)           -        (38)
                                                  ---      ---             ---            ---          ---        ---
  End of year - 1996                              589      177              26            792            -        792
-------------------------------------------------------------------------------------------------------------------------
 Proved developed reserves:
  Beginning of year - 1994                        494      221              29            744            -        744
  End of year - 1994                              493      202              22            717            -        717
  End of year - 1995                              470      182              21            673            -        673
  End of year - 1996                              443      163              11            617            -        617
-------------------------------------------------------------------------------------------------------------------------

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

Estimated Quantities of Proved Oil and Gas Reserves (continued)

                                              United                Other       Consolidated     Equity
(Billions of cubic feet)                      States   Europe   International      Total       Affiliates   Worldwide
----------------------------------------------------------------------------------------------------------------------
Natural Gas
 Proved developed and undeveloped reserves:
  Beginning of year - 1994                     2,044    1,619              85          3,748          153       3,901
  Purchase of reserves in place                    9        -               -              9            -           9
  Revisions of previous estimates                 11       (7)            (11)            (7)          10           3
  Extensions, discoveries and
   other additions                               303        -               -            303            4         307
  Production                                    (210)    (128)             (7)          (345)         (14)       (359)
  Sales of reserves in place                     (30)       -             (24)           (54)           -         (54)
                                               -----    -----             ---          -----          ---       -----
  End of year - 1994                           2,127    1,484              43          3,654          153       3,807
  Purchase of reserves in place                   24        -               -             24            -          24
  Revisions of previous estimates                (17)     (12)             (3)           (32)          (7)        (39)
  Improved recovery                                1        -               -              1            -           1
  Extensions, discoveries and
   other additions                               313       26               -            339            -         339
  Production                                    (231)    (154)             (5)          (390)         (15)       (405)
  Sales of reserves in place                      (7)       -               -             (7)           -          (7)
                                               -----    -----             ---          -----          ---       -----
  End of year - 1995                           2,210    1,344              35          3,589          131       3,720
  Purchase of reserves in place                   10        -               -             10            -          10
  Revisions of previous estimates                (27)      26             (14)           (15)           9          (6)
  Improved recovery                               10        -               -             10            -          10
  Extensions, discoveries and
   other additions                               308        2               5            315            8         323
  Production                                    (247)    (166)             (5)          (418)         (16)       (434)
  Sales of reserves in place                     (25)     (28)              -            (53)           -         (53)
                                               -----    -----             ---          -----          ---       -----
  End of year - 1996                           2,239    1,178              21          3,438          132       3,570
----------------------------------------------------------------------------------------------------------------------
 Proved developed reserves:
  Beginning of year - 1994                     1,391    1,566              83          3,040           95       3,135
  End of year - 1994                           1,442    1,436              41          2,919          104       3,023
  End of year - 1995                           1,517    1,300              35          2,852          105       2,957
  End of year - 1996                           1,720    1,133              16          2,869          100       2,969
----------------------------------------------------------------------------------------------------------------------

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

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (continued)

                                          United                 Other       Consolidated      Equity
(In millions)                            States    Europe    International      Total        Affiliates     Worldwide
---------------------------------------------------------------------------------------------------------------------
December 31, 1996:
 Future cash inflows                      $19,640   $ 8,177     $ 631          $28,448          $   390      $28,838
 Future production costs                   (5,442)   (2,454)     (177)          (8,073)            (153)      (8,226)
 Future development costs                    (762)     (179)      (45)            (986)             (35)      (1,021)
 Future income tax expenses                (4,151)   (2,256)     (115)          (6,522)             (78)      (6,600)
                                          -------   -------     -----          -------          -------    ---------
 Future net cash flows                      9,285     3,288       294           12,867              124       12,991
 10% annual discount for
  estimated timing of cash flows           (4,232)   (1,033)      (69)          (5,334)             (40)      (5,374)
                                          -------   -------     -----          -------          -------    ---------
 Standardized measure of
  discounted future net cash
  flows relating to proved oil
  and gas reserves                        $ 5,053   $ 2,255     $ 225          $ 7,533          $    84      $ 7,617
---------------------------------------------------------------------------------------------------------------------
December 31, 1995:
 Future cash inflows                      $12,944   $ 6,204     $ 460          $19,608           $  337      $19,945
 Future production costs                   (4,397)   (2,537)     (148)          (7,082)            (152)      (7,234)
 Future development costs                    (535)      (74)      (22)            (631)             (24)        (655)
 Future income tax expenses                (2,253)     (901)      (86)          (3,240)             (57)      (3,297)
                                          -------   -------     -----          -------          -------    ---------
 Future net cash flows                      5,759     2,692       204            8,655              104        8,759
 10% annual discount for
  estimated timing of cash flows           (2,608)   (1,039)      (46)          (3,693)             (29)      (3,722)
                                          -------   -------     -----          -------          -------    ---------
 Standardized measure of
  discounted future net cash
  flows relating to proved oil
  and gas reserves                        $ 3,151   $ 1,653     $ 158          $ 4,962          $    75      $ 5,037
---------------------------------------------------------------------------------------------------------------------
December 31, 1994:
 Future cash inflows                      $11,473   $ 7,965     $ 572          $20,010          $   375      $20,385
 Future production costs                   (4,656)   (2,971)     (185)          (7,812)            (153)      (7,965)
 Future development costs                    (506)     (162)      (40)            (708)             (20)        (728)
 Future income tax expenses                (1,620)   (1,717)     (110)          (3,447)             (74)      (3,521)
                                          -------   -------     -----          -------          -------    ---------
 Future net cash flows                      4,691     3,115       237            8,043              128        8,171
 10% annual discount for
  estimated timing of cash flows           (2,233)   (1,171)      (63)          (3,467)             (42)      (3,509)
                                          -------   -------     -----          -------          -------    ---------
 Standardized measure of
  discounted future net cash
  flows relating to proved oil
  and gas reserves                        $ 2,458   $ 1,944     $ 174          $ 4,576          $    86      $ 4,662
---------------------------------------------------------------------------------------------------------------------

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

                                      Consolidated Total           Equity Affiliates                Worldwide
                                 ---------------------------   -------------------------   ---------------------------
(In millions)                      1996      1995      1994     1996     1995     1994      1996      1995      1994
----------------------------------------------------------------------------------------------------------------------
Sales and transfers of
 oil and gas produced,
 net of production costs         $(1,558)  $(1,285)  $(1,003)  $   (31)  $ (26)  $   (25)  $(1,589)  $(1,311)  $(1,028)
Net changes in prices and
 production costs related
 to future production              3,651        97     1,407        37       5         9     3,688       102     1,416
Extensions, discoveries and
 improved recovery, less
 related costs                     1,572       852       316         9       -         6     1,581       852       322
Development costs incurred
 during the period                   314       304       422         3       8        10       317       312       432
Changes in estimated future
 development costs                  (316)      (56)     (265)      (10)     (8)       (6)     (326)      (64)     (271)
Revisions of previous
 quantity estimates                   15      (117)      (50)        9      (5)        8        24      (122)      (42)
Net changes in purchases
 and sales of minerals
 in place                            (58)      (39)      (26)        -       -         -       (58)      (39)      (26)
Accretion of discount                658       624       497        11      19        14       669       643       511
Net change in income taxes        (1,342)      186      (300)      (11)     (2)       (1)   (1,353)      184      (301)
Other                               (365)     (180)     (141)       (8)     (2)       (3)     (373)     (182)     (144)
----------------------------------------------------------------------------------------------------------------------
Net change for the year            2,571       386       857         9     (11)       12     2,580       375       869
Beginning of year                  4,962     4,576     3,719        75      86        74     5,037     4,662     3,793
----------------------------------------------------------------------------------------------------------------------
End of year                      $ 7,533   $ 4,962   $ 4,576   $    84   $  75   $    86   $ 7,617   $ 5,037   $ 4,662
----------------------------------------------------------------------------------------------------------------------

Five-Year Operating Summary - Marathon Group

                                                                1996        1995      1994      1993      1992
---------------------------------------------------------------------------------------------------------------
Net Liquid Hydrocarbon Production
 (thousands of barrels per day)
 United States                                                    122        132       110       111       118
 International- Europe                                             51         56        48        26        36
              - Other                                               8         17        14        19        20
                                                               ------------------------------------------------
              Total Worldwide                                     181        205       172       156       174
---------------------------------------------------------------------------------------------------------------
Net Natural Gas Production
 (millions of cubic feet per day)
 United States                                                    676        634        574       529      593
 International - Europe                                           518/(a)/   483/(a)/   382       356      326
               - Other                                             13         15         18        17       12
                                                               ------------------------------------------------
  Total Consolidated                                            1,207      1,132        974       902      931
 Equity production - CLAM Petroleum Co.                            45         44         40        35       41
                                                               ------------------------------------------------
               Total Worldwide                                  1,252      1,176      1,014       937      972
---------------------------------------------------------------------------------------------------------------
Average Sales Prices
 Liquid Hydrocarbons (dollars per barrel)/(b)/
  United States                                                $18.58     $14.59     $13.53    $14.54   $16.47
  International                                                 20.34      16.66      15.61     16.22    18.95
 Natural Gas (dollars per thousand cubic feet)/(b)/
  United States                                                $ 2.09     $ 1.63     $ 1.94    $ 1.94   $ 1.60
  International                                                  1.97       1.80       1.58      1.52     1.77
---------------------------------------------------------------------------------------------------------------
Net Proved Reserves - year-end
 Liquid Hydrocarbons (millions of barrels)
  Beginning of year                                               764        795        842       848      868
  Extensions, discoveries and other additions                      82         70         13        21       27
  Improved recovery                                                19          4          6        24       12
  Revisions of previous estimates                                   5        (18)        (6)        4        5
  Net purchase (sale) of reserves in place                        (12)       (13)         2         2       (3)
  Production                                                      (66)       (74)       (62)      (57)     (61)
                                                               ------------------------------------------------
     Total                                                        792        764        795       842      848
---------------------------------------------------------------------------------------------------------------
 Natural Gas (billions of cubic feet)/(c)/
  Beginning of year                                             3,720      3,807      3,901     4,030    4,258
  Extensions, discoveries and other additions                     323        339        307       248      148
  Improved recovery                                                10          1          -        33        6
  Revisions of previous estimates                                  (6)       (39)         3       (21)      54
  Net purchase (sale) of reserves in place                        (43)        17        (45)      (59)     (84)
  Production                                                     (434)      (405)      (359)     (330)    (352)
                                                               ------------------------------------------------
     Total                                                      3,570      3,720      3,807     3,901    4,030
---------------------------------------------------------------------------------------------------------------
U.S. Refinery Operations (thousands of barrels per day)
 In-use crude oil capacity - year-end/(d)/                        570        570        570       570      620
 Refinery runs - crude oil refined                                511        503        491       549      546
               - other charge and blend stocks                     96         94        107       102       79
 In-use capacity utilization rate                                  90%        88%        86%       90%      88%
---------------------------------------------------------------------------------------------------------------
U.S. Refined Product Sales (thousands of barrels per day)
 Gasoline                                                         468        445        443       420      404
 Distillates                                                      192        180        183       179      169
 Other products                                                   115        122        117       127      134
                                                               ------------------------------------------------
     Total                                                        775        747        743       726      707
 Matching buy/sell volumes included in above                       71         47         73        47       56
---------------------------------------------------------------------------------------------------------------
U.S. Refined Product Marketing Outlets - year-end
 Marathon operated terminals                                       51         51         51        51       52
 Retail - Marathon Brand                                        2,392      2,380      2,356     2,331    2,290
        - Emro Marketing Company                                1,592      1,627      1,659     1,571    1,549
---------------------------------------------------------------------------------------------------------------

/(a)/ Includes gas acquired for injection and subsequent resale of 32 million cubic feet per day in 1996 and 35 million cubic feet per day in 1995. /(b)/ Prices exclude gains/losses from hedging activities.
/(c)/ Includes Marathon's interest in equity affiliate reserves.
/(d)/ The 50,000 barrel per day Indianapolis Refinery was temporarily idled in October 1993.

Five-Year Operating Summary - U. S. Steel Group


(Thousands of net tons, unless otherwise noted)   1996    1995    1994    1993    1992
----------------------------------------------------------------------------------------
Raw Steel Production
 Gary, IN                                         6,840   7,163   6,768   6,624   5,969
 Mon Valley, PA                                   2,746   2,740   2,669   2,507   2,276
 Fairfield, AL                                    1,862   2,260   2,240   2,203   2,146
 All other plants/(a)/                                -       -       -       -      44
                                                 --------------------------------------
    Total Raw Steel Production                   11,448  12,163  11,677  11,334  10,435
    Total Cast Production                        11,407  12,120  11,606  11,295   8,695
    Continuous cast as % of total production       99.6    99.6    99.4    99.7    83.3
----------------------------------------------------------------------------------------
Raw Steel Capability (average)
 Continuous cast                                 12,800  12,500  11,990  11,850   9,904
 Ingots                                               -       -       -       -   2,240
                                                 --------------------------------------
    Total                                        12,800  12,500  11,990  11,850  12,144
    Total production as % of total capability      89.4    97.3    97.4    95.6    85.9
    Continuous cast as % of total capability      100.0   100.0   100.0   100.0    81.6
----------------------------------------------------------------------------------------
Hot Metal Production                              9,716  10,521  10,328   9,972   9,270
----------------------------------------------------------------------------------------
Coke Production                                   6,777   6,770   6,777   6,425   5,917
----------------------------------------------------------------------------------------
Iron Ore Pellets - Minntac, MN
 Production as % of capacity                         85      86      90      90      83
 Shipments                                       14,962  15,218  16,174  15,911  14,822
----------------------------------------------------------------------------------------
Coal Production
 Metallurgical coal/(b)/                          7,283   7,509   7,424   8,142   7,311
 Steam coal/(b)(c)/                                   -       -       -   2,444   5,239
                                                 --------------------------------------
    Total                                         7,283   7,509   7,424  10,586  12,550
    Total production as % of capacity              90.5    93.3    93.7    95.6    93.6
----------------------------------------------------------------------------------------
Coal Shipments/(b)(c)/                            7,117   7,502   7,698  10,980  12,164
----------------------------------------------------------------------------------------
Steel Shipments by Product
 Sheet and tin mill products                      9,541   9,267   8,728   8,364   7,514
 Plate, tubular, structural and other
  steel mill products/(a)/                        1,831   2,111   1,840   1,605   1,340
                                                 --------------------------------------
    Total                                        11,372  11,378  10,568   9,969   8,854
    Total as % of domestic steel industry          11.3    11.7    11.1    11.3    10.8
----------------------------------------------------------------------------------------
Steel Shipments by Market
 Steel service centers                            2,831   2,564   2,780   2,831   2,676
 Transportation                                   1,721   1,636   1,952   1,771   1,553
 Further conversion:
  Joint ventures                                  1,542   1,332   1,308   1,074     449
  Trade customers                                 1,227   1,084   1,058   1,150   1,104
 Containers                                         874     857     962     835     715
 Construction                                       865     671     722     667     598
 Oil, gas and petrochemicals                        746     748     367     342     255
 Export                                             493   1,515     355     327     584
 All other                                        1,073     971   1,064     972     920
                                                 --------------------------------------
    Total                                        11,372  11,378  10,568   9,969   8,854
----------------------------------------------------------------------------------------

/(a)/ In April 1992, U. S. Steel closed South (IL) Works and ceased production of structural products.
/(b)/ The Maple Creek Coal Mine, which was idled in January 1994 and sold in
      June 1995, produced 1.0 million net tons of metallurgical coal and 0.7 million net tons of steam coal in 1993.
/(c)/ The Cumberland Coal Mine, which was sold in June 1993, produced 4.0 million net tons in 1992 and 1.6 million net tons in 1993 prior to the sale.

Five-Year Operating Summary - Delhi Group

                                                                1996       1995       1994      1993     1992
--------------------------------------------------------------------------------------------------------------

Sales Volumes
 Natural gas throughput (millions of cubic feet per day)
  Gas sales                                                      543.5      567.0      624.5    556.7    546.4
  Transportation                                                 454.5      300.5      271.4    322.1    282.6
                                                              ------------------------------------------------
    Total systems throughput                                     998.0      867.5      895.9    878.8    829.0
  Trading sales                                                  559.1      423.9       94.7        -        -
  Partnerships - equity share/(a)(b)/                                -        5.2       19.6     17.9     27.8
                                                              ------------------------------------------------
    Total sales volumes                                        1,557.1    1,296.6    1,010.2    896.7    856.8
 NGLs sales
  Thousands of gallons per day                                   790.7      792.5      755.7    772.5    714.2
--------------------------------------------------------------------------------------------------------------
Gross Unit Margin ($/mcf)/(c)/                                $   0.24   $   0.23   $   0.31   $ 0.46   $ 0.48
--------------------------------------------------------------------------------------------------------------
Pipeline Mileage (including partnerships)
 Arkansas/(a)/                                                      -          -        349      362      377
 Colorado/(d)/                                                       -          -          -        -       91
 Kansas/(e)/                                                         -          -          -      164      164
 Louisiana/(e)/                                                      -          -          -      141      141
 Oklahoma/(a)(e)/                                                2,916      2,820      2,990    2,908    2,795
 Texas/(b)(e)/                                                   4,444      4,110      4,060    4,544    4,811
                                                              ------------------------------------------------
    Total                                                        7,360      6,930      7,399    8,119    8,379
--------------------------------------------------------------------------------------------------------------
Plants - operating at year-end
 Gas processing                                                     16         15         15       15       14
 Sulfur                                                              6          6          6        3        3
--------------------------------------------------------------------------------------------------------------
Dedicated Gas Reserves - year-end (billions of cubic feet)
 Beginning of year                                               1,743      1,650      1,663    1,652    1,643
 Additions                                                         611        455        431      382      273
 Production                                                       (365)      (317)      (334)    (328)    (307)
 Revisions/Asset Sales                                               -        (45)      (110)     (43)      43
                                                              ------------------------------------------------
    Total                                                        1,989      1,743      1,650    1,663    1,652
--------------------------------------------------------------------------------------------------------------

/(a)/ In 1995, the Delhi Group sold its 25% interest in Ozark Gas Transmission
      System.
/(b)/ In 1993, the Delhi Group sold its 25% interest in Red River Pipeline. /(c)/ Amounts have been reclassified to conform to 1996 classifications.
/(d)/ In 1993, the Delhi Group sold its pipeline systems located in Colorado. /(e)/ In 1994, the Delhi Group sold certain pipeline systems associated with the planned disposition of nonstrategic assets.

             Management's Discussion and Analysis

                USX Corporation ("USX") is a diversified company engaged
             primarily in the energy business through its Marathon Group, in the steel business through its U. S. Steel Group and in the gas gathering and processing business through its Delhi Group. Accordingly, Management's Discussion and Analysis of USX provides certain information about each of the Groups, particularly in Management's Discussion and Analysis of Operations by Industry Segment. More expansive information is provided in Management's Discussion and Analysis of the Marathon Group, U. S. Steel Group and Delhi Group, which are included in Form 10-K. Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

                Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements.

Management's Discussion and Analysis of Income

                Revenues for each of the last three years are summarized in the following table:

             (Dollars in millions)                                                   1996      1995      1994
             -------------------------------------------------------------------------------------------------
             Revenues/(a)/
              Marathon Group                                                       $16,332   $13,879   $12,928
              U. S. Steel Group                                                      6,547     6,475     6,077
              Delhi Group/(b)/                                                       1,061       670       585
              Eliminations                                                             (96)      (60)      (60)
                                                                                   -------   -------   -------
                 Total USX Corporation revenues                                     23,844    20,964    19,530
             Less:
              Matching crude oil and refined product buy/sell transactions/(c)/      2,912     2,067     2,071
              Consumer excise taxes on petroleum products and merchandise/(c)/       2,768     2,708     2,542
                                                                                   -------   -------   -------
                 Revenues adjusted to exclude above items                          $18,164   $16,189   $14,917
             -------------------------------------------------------------------------------------------------

              /(a)/  Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.
              /(b)/  Prior to 1996, the Delhi Group reported natural gas treating, dehydration, compression and other service fees as a reduction to cost of sales. Beginning with 1996, these fees are reported as revenue; accordingly, amounts for prior years have been reclassified.
              /(c)/  Included in both revenues and operating costs for the
               Marathon Group and USX Consolidated.

                Adjusted revenues increased by $1,975 million, or 12%, in 1996 as compared with 1995, reflecting increases of 17% for the Marathon Group, 1% for the U. S. Steel Group and 58% for the Delhi Group. Adjusted revenues increased by $1,272 million, or 8%, in 1995 as compared with 1994, reflecting increases of 9% for the Marathon Group, 7% for the U. S. Steel Group and 15% for the Delhi Group.

             Management's Discussion and Analysis   continued


          Operating income and certain items included in operating income for each of the last three years are summarized in the following table:

              (Dollars in millions)                                    1996     1995     1994
             ---------------------------------------------------------------------------------
             Operating income/(a)/                                    $1,625   $  631   $1,044
             Less: Certain favorable (unfavorable) items
              Inventory market valuation adjustment/(b)/                209       70      160
              Net gains on certain asset sales                           16        -      166
              Certain Gary Works blast furnace repairs/(c)/             (39)     (34)       -
              Charges for withdrawal from MPA/(d)/                      (10)       -        -
              Certain state tax adjustments/(e)/                        (11)       -       12
              Employee reorganization charges/(f)/                      (13)       -      (44)
              Impairment of long-lived assets/(g)/                        -     (675)       -
              Adjustments for certain employee-related costs              -       18        -
              Effects of restructuring                                    -        6      (37)
              Expected environmental remediation recoveries/(h)/          -       15        -
              Certain legal accruals                                      -      (44)       -
              Sale of coal seam methane gas royalty interests             -        -       13
              Certain weather-related and other effects/(i)/              -        -      (44)
                                                                     ------   ------   ------
                 Subtotal                                               152     (644)     226
                                                                     ------   ------   ------
                 Operating income adjusted to exclude above items    $1,473   $1,275   $  818
              -------------------------------------------------------------------------------

              /(a)/  Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.
              /(b)/  The inventory market valuation reserve reflects the extent to which the recorded costs of crude oil and refined products inventories exceed net realizable value. The reserve was adjusted to $0 in December 1996.
              /(c)/  Amounts in 1996 and 1995 reflect repair of damages incurred during a refractory break-out at the No. 13 blast furnace on April 2, 1996, and in an explosion at the No. 8 blast furnace on April 5, 1995, respectively.
              /(d)/  Marine Preservation Association ("MPA") is a non-profit oil spill response group.
              /(e)/  The 1996 amount reflected domestic production tax accruals for prior years; the 1994 amount related to various settlements.
              /(f)/  Primarily related to employee costs associated with work force reduction programs.
              /(g)/  Related to adoption of Statement of Financial Accounting
               Standards No. 121- "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").
              /(h)/  For expected recoveries from state governments of
               expenditures related to underground storage tanks at retail marketing outlets.
              /(i)/  Included charges related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for the modernization of the Gary Works' hot strip mill and pickle line.

                Adjusted operating income increased by $198 million in 1996 as compared with 1995, reflecting increases of $343 million for the Marathon Group and $19 million for the Delhi Group, partially offset by a decline of $164 million for the U. S. Steel Group. Adjusted operating income increased by $457 million in 1995 as compared with 1994, reflecting increases of $228 million, $221 million and $8 million for the Marathon Group, U. S. Steel Group and Delhi Group, respectively. For further discussion, see Management's Discussion and Analysis of Operations by Industry Segment.

                Net pension credits included in operating income totaled $160 million in 1996, compared with $142 million in 1995 and $116 million in 1994. The increase in 1996 from 1995 mainly reflected a decrease in the assumed discount rate and an increase in the market-related value of plan assets. The increase in 1995 from 1994 reflected an increase in the expected long-term rate of return on plan assets, partially offset by an increase in the assumed discount rate and a decline in the market-related value of plan assets. For further discussion, see Note 9 to the Consolidated Financial Statements.

                Other income for each of the last three years is summarized in the following table:

(Dollars in millions)                                  1996   1995   1994
----------------------------------------------------------------------------

             Income from affiliates - equity method    $  85  $  89  $  64
             Gain on sale of investments/(a)/             21      3      5
             Other income/(b)/                             5      9      9
                                                       -----  -----  -----
                 Total other income/(c)/               $ 111  $ 101  $  78
----------------------------------------------------------------------------

              /(a)/  Amount in 1996 primarily reflected sale of the Marathon
               Group's equity interest in a domestic pipeline company.
              /(b)/  Amount in 1995 included a $5 million favorable effect related to a Delhi Group restructuring program.
              /(c)/  Amounts in 1995 and 1994 were reclassified in 1996 to exclude gains and losses on disposal of operating assets. These gains and losses are now included in revenues.

             Management's Discussion and Analysis   continued


                Increases in income from affiliates in 1995 were primarily for the U. S. Steel Group.

                Gain on affiliate stock offering totaled $53 million in 1996.
             For further details see Note 5 to the Consolidated Financial Statements.

                Interest and other financial costs in 1996 included an $8
             million favorable effect related to interest provided for potential income tax deficiencies. Interest and other financial costs in 1995 included a $20 million favorable effect of interest on refundable federal income taxes paid in prior years. Interest and other financial costs in 1994 included a $35 million favorable effect resulting from settlement of various state tax issues. Excluding these items, interest and other financial costs decreased by $64 million in 1996 as compared with 1995, due primarily to lower average debt levels, and increased by $25 million in 1995 as compared with 1994, due primarily to reduced capitalized interest for the Marathon Group.

                The provision for estimated income taxes in 1996 included a $48 million benefit, primarily from nonconventional fuel source credits. The provision in 1995 included a $39 million incremental U.S. income tax benefit resulting from USX's election to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes. The provision in 1994 included a $32 million deferred tax benefit related to an excess of tax over book basis in an equity affiliate, and a $24 million credit for the reversal of a deferred tax valuation allowance. For further discussion, see Note 11 to the Consolidated Financial Statements.

                Extraordinary loss reflected the unfavorable aftertax effects of the early extinguishment of debt. In December 1996, USX irrevocably called for redemption on January 30, 1997, 8-1/2% Sinking Fund Debentures Due 2006, with a carrying value of $120 million, resulting in an extraordinary loss of $9 million, net of an income tax benefit of $5 million. In 1995, USX extinguished $553 million of debt prior to maturity, primarily consisting of Zero Coupon Convertible Senior Debentures Due 2005, with a carrying value of $393 million ($264 million in original proceeds and $129 million of amortized discount) and $83 million of 8-1/2% Sinking Fund Debentures, which resulted in an extraordinary loss of $7 million, net of an income tax effect of $4 million.

                Net income was $943 million in 1996, $214 million in 1995 and
             $501 million in 1994. Excluding the $430 million unfavorable aftertax effect of adoption of SFAS No. 121 in 1995, net income increased by $299 million in 1996 as compared with 1995, and by $143 million in 1995 as compared with 1994, primarily reflecting the factors discussed above.

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

                Current assets increased by $162 million from year-end 1995, primarily reflecting increased inventory and receivable balances, partially offset by a decline in cash and cash equivalents. The increase in inventories primarily reflected higher year-end refined product prices resulting in the reduction to zero of the inventory market valuation reserve, and increased iron ore and steel products inventories. The increase in receivables primarily reflected increased trade receivables, partially offset by a decrease in foreign currency exchange receivables (reflecting retirement of foreign currency debt obligations related to Swiss Franc Bonds retired in 1996) and a decrease in notes receivable. The decline in cash and cash equivalents primarily reflected cash used for capital expenditures and dividend payments and other financial activities (including repayment of long-term debt) in excess of cash provided from operating activities and disposal of assets.

                Net property, plant and equipment decreased by $131 million from year-end 1995, primarily reflecting depreciation, depletion and amortization ("DD&A") expense, asset dispositions and dry well write-offs, partially offset by property additions. Asset dispositions included interests in oil producing properties in Alaska and certain production properties in Indonesia, the U.K. North Sea and Tunisia.

                Total long-term debt and notes payable decreased by $684 million from year-end 1995, mainly reflecting cash flows provided from operating activities and asset sales, in excess of cash used for capital expenditures and dividend payments. At December 31, 1996, USX had no outstanding borrowings against its $2,350 million long-term revolving credit agreement. At December 31, 1996, USX had short-term credit agreements totaling $175 million. These agreements are with two banks, with interest based on their prime rate or London Interbank Offered Rate ("LIBOR"), and carry a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $200 million which generally require maintenance of compensating balances of 3%. At December 31, 1996, USX had $41 million borrowed, leaving $159 million available in short-term lines of credit.

                Stockholders' equity increased by $694 million from year-end
             1995 mainly reflecting 1996 net income and the issuance of additional common equity (mainly USX - U. S. Steel Group Common Stock), partially offset by dividend payments.

             Management's Discussion and Analysis   continued


                At December 31, 1996, USX's ratio of debt and preferred stock of subsidiary to total capitalization was 48%, compared with 55% at December 31, 1995.

                Net cash provided from operating activities  for each of the last three years is summarized in the following table:

             (Dollars in millions)                                            1996     1995     1994
             ----------------------------------------------------------------------------------------
             Net cash provided from operating activities                     $1,649   $1,632   $  817
             Less: Effects of certain payments
              To the Internal Revenue Service/(a)/                              (59)       -        -
              Related to certain state tax issues                               (39)       -     (124)
              For settlement of Pickering v. USX litigation                     (28)     (20)       -
              Related to the B&LE litigation                                      -        -     (367)
              Of amortized discount on zero coupon debentures                     -     (129)       -
              To fund the U. S. Steel Group's principal pension plan/(b)/         -     (169)       -
                                                                             ------   ------   ------
                 Subtotal                                                      (126)    (318)    (491)
                                                                             ------   ------   ------
                 Net cash provided from operating activities
                  adjusted to exclude above items                            $1,775   $1,950   $1,308
             ----------------------------------------------------------------------------------------

              /(a)  / For certain agreed and unagreed adjustments relating to the 1990 tax year.
              /(b)  / Reflects proceeds from the public offering of 5,000,000 shares of USX - U. S. Steel Group Common Stock.

                Adjusted cash provided from operating activities decreased by
             $175 million in 1996 as compared with 1995, due primarily to unfavorable working capital changes. Adjusted cash provided from operating activities increased by $642 million in 1995 as compared with 1994, due primarily to improved profitability and favorable working capital changes.

                Capital expenditures for each of the last three years are
             summarized in the following table:

             (Dollars in millions)                                       1996    1995    1994
             --------------------------------------------------------------------------------
             Marathon Group
              Exploration and production ("upstream")
               United States                                           $  424  $  322  $  351
               International                                               80     141     185
              Refining, marketing and transportation ("downstream")       234     170     209
              Other                                                        13       9       8
                                                                       ------  ------  ------
                 Subtotal Marathon Group                                  751     642     753
             U. S. Steel Group                                            337     324     248
             Delhi Group                                                   80      50      32
                                                                       ------  ------  ------
                 Total USX Corporation capital expenditures            $1,168  $1,016  $1,033
             --------------------------------------------------------------------------------

                Marathon Group capital expenditures in 1996 included projects for development and exploitation of oil and gas properties; acquisition of producing properties, primarily in Texas, Wyoming and Alaska; upgrading and expanding Emro Marketing Company's network of retail outlets and modification of refinery facilities.
             U. S. Steel Group expenditures included a blast furnace reline and construction of a new galvanizing line at Fairfield Works, additional environmental expenditures, primarily at Gary Works, and spending related to the No. 13 blast furnace refractory break-out. Delhi Group expenditures included expansion of treating, gathering, and transmission facilities in east Texas to service the Cotton Valley Pinnacle Reef gas play, expansion of gathering systems in Oklahoma, primarily to service the Carter Knox field area, and acquisition of pipeline and processing assets in west Texas.

                Capital expenditures in 1997 are expected to be $1.4 billion.
             Expenditures for the Marathon Group are expected to be approximately $1 billion. Domestic upstream projects planned for 1997 include development of the Green Canyon 244 (Troika), Viosca Knoll 786 (Petronius) and Ewing Bank 963 (Arnold) fields in the Gulf of Mexico. International upstream projects include development of the West Brae field in the U.K. North Sea and the Tchatamba field, offshore Gabon. Downstream spending is expected to be primarily for retail marketing upgrading and expansion projects and refinery modifications.

                Capital expenditures for the U. S. Steel Group are expected to be approximately $290 million in 1997. Planned projects include a blast furnace reline at Mon Valley Works, a new heat-treat line for plate products at Gary Works and environmental expenditures, primarily at Gary Works.

                Capital expenditures for the Delhi Group are expected to be approximately $75 million in 1997, primarily to add new dedicated natural gas reserves, expand and improve existing facilities and acquire new facilities as opportunities arise in its core operating areas of Texas and Oklahoma.

             Management's Discussion and Analysis   continued


                Other investing activities in 1997 are expected to include approximately $150 million for planned capital projects of equity affiliates and for final settlement of the USX Credit Division receivable facility. Planned capital projects include the Nautilus natural gas pipeline project in the Gulf of Mexico, the Sakhalin II project in the Russian Far East Region and the addition of a second galvanizing line at the PRO-TEC Coating Company joint venture in northwest Ohio.

                Future capital expenditures and investments can be affected by industry supply and demand factors, levels of cash flow from operations for each of the Groups, and by unforeseen hazards such as weather conditions, explosions or fires, or by delays in obtaining government or partner approval, which could affect the timing of completion of particular capital projects. In addition, levels of investments may be affected by the ability of equity affiliates to obtain external financing.

                Contract commitments for capital expenditures were $526 million at year-end 1996, compared with $299 million at year-end 1995. The increase mainly reflects Marathon Group domestic and international exploration, exploitation and development projects, including those described above.

                Cash from disposal of assets was $443 million in 1996, compared with $157 million in 1995 and $293 million in 1994. Proceeds in 1996 primarily reflected the sale of the U. S. Steel Group's investment in National-Oilwell (an oil field service joint venture); the sale of a portion of its investment in RMI Titanium Company ("RMI") common stock; disposal of the Marathon Group's interests in Alaskan oil properties and certain oil and gas properties in Indonesia, U. K. North Sea and Tunisia; and the sale of the Marathon Group's equity interest in a domestic pipeline company. Proceeds in 1995 primarily reflected sales of certain domestic oil and gas production properties, mainly in the Illinois Basin, and other properties. Proceeds in 1994 primarily reflected sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties.

                Deposit in property exchange trust of $98 million in 1996
             reflects the deposit of a large portion of proceeds from disposal of oil production properties in Alaska into an interest-bearing escrow account for use in future property acquisitions.

                Financial obligations decreased by $673 million in 1996 compared with decreases of $511 million in 1995 and $217 million in 1994. These amounts represent financial activities involving commercial paper, revolving credit agreements, lines of credit, other debt and preferred stock of a subsidiary. The decreases in 1996 and 1995 mainly reflected cash flows provided from operating activities and asset sales, in excess of cash used for capital expenditures and dividend payments. The decrease in financial obligations in 1994 mainly reflected a reduction in cash and cash equivalent balances.

                In 1996, USX redeemed, prior to maturity, $161 million of
             Marathon Oil Company 9-3/4% Guaranteed Notes Due 1999. Also in 1996, USX irrevocably called for redemption on January 30, 1997, 8-1/2% Sinking Fund Debentures Due 2006, which will be extinguished during 1997. In 1995, USX extinguished, prior to maturity, $553 million of debt, primarily consisting of Zero Coupon Convertible Senior Debentures Due 2005, with a carrying value of $393 million ($264 million in original proceeds and $129 million of amortized discount) and $83 million of 8-1/2% Sinking Fund Debentures. Also in 1995, USX redeemed $105 million, or 2,099,970 shares, of its Adjustable Rate Cumulative Preferred Stock for $50 per share.

                Issuance of debt and preferred stock of a subsidiary for each of the last three years is summarized in the following table:

             (Dollars in millions)                                               1996      1995      1994
             --------------------------------------------------------------------------------------------
             Aggregate principal amounts of:
              6-3/4% Notes Due February 1, 2000                                 $ 117  $      -  $      -
              Environmental Improvement Revenue Refunding Bonds/(a)/               78        53        64
              7-2/10% Notes Due 2004                                                -         -       300
              LIBOR-based Floating Rate Notes Due 1996                              -         -       150
              7% Monthly Interest Guaranteed Notes Due 2002/(b)/                    -         -        57
              8-3/4% Cumulative Monthly Income Preferred Stock ("MIPS")/(c)/        -         -       250
                                                                                -----     -----     -----
                 Total                                                          $ 195     $  53     $ 821
             --------------------------------------------------------------------------------------------

              /(a)  /Issued to refinance certain environmental improvement bonds. Bonds issued in 1996, and 1994, at rates ranging from 5-3/10% to 6-7/10%, are due 2014, 2018, 2020, 2022 and 2030, and
               1996, 2020 and 2024, respectively; bonds issued in 1995 at variable rates are due 2015 and 2017.
              /(b)  /Issued in exchange for an equivalent principal amount of its 9-1/2% Guaranteed Notes Due 1994. The $642 million balance of Marathon Oil Company 9-1/2% Notes was paid in March 1994.
              /(c)  /Reflected sale of 10,000,000 shares of MIPS of USX Capital
               LLC, a wholly owned subsidiary of USX. MIPS is classified in the liability section of the consolidated balance sheet, and associated financial costs are included in interest and other financial costs on the consolidated statement of operations.

             Management's Discussion and Analysis   continued


                USX currently has three effective shelf registration statements with the Securities and Exchange Commission aggregating $943 million, of which $633 million is dedicated to offer and issue debt securities ("debt shelf"). The balance allows USX to offer and issue debt and/or equity securities. In December 1996, USX issued, under its debt shelf, $117 million in aggregate principal amount of 6-3/4% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RMI (or for the equivalent amount of cash, at USX's option) at a defined exchange rate based upon the average market price of RMI common stock valued in January 2000. The carrying value of the notes is adjusted quarterly to settlement value and any resulting adjustment is charged or credited to income and included in interest and other financial costs. The carrying value was adjusted to $123 million at December 31, 1996. At issuance of the indexed debt, USX owned 5,483,600 shares of RMI common stock, constituting approximately 27% of the outstanding shares.

                In the event of a change in control of USX, debt and guaranteed obligations totaling $3.8 billion at year-end 1996 may be declared immediately due and payable or required to be collateralized. See Notes 12, 16 and 18 to the Consolidated Financial Statements.

                Dividends paid increased by $12 million in 1996 as compared with
             1995, due primarily to the sale of 5,000,000 shares of USX-U. S. Steel Group Common Stock ("Steel Stock") to the public in 1995 and an increase of two cents per share in the quarterly USX-Marathon Group Common Stock dividend rate declared October 29, 1996. Dividends paid decreased by $6 million in 1995 as compared with 1994, due primarily to the third quarter redemption of the Adjustable Rate Cumulative Preferred Stock, partially offset by effects of the sale of 5,000,000 shares of Steel Stock to the public in 1995.

             Pension Plan Activity

                In accordance with USX's long-term funding practice, which is designed to maintain an appropriate funded status, USX expects to contribute approximately $45 million in 1997 to fund the U. S. Steel Group's principal pension plan for the 1996 plan year. This amount, which is based on a recently completed long-term funding study, is less than the previously disclosed funding projections of approximately $100 million annually. In 1995, net proceeds of $169 million from the public offering of 5,000,000 shares of Steel Stock were used to fund the U. S. Steel Group's principal pension plan for the 1994 and the 1995 plan years.

             Debt and Preferred Stock Ratings

                Standard & Poor's Corp. currently rates USX's and Marathon's Oil
             Company's ("Marathon") senior debt as investment grade, following an upgrade in November 1996 to BBB- from BB+. USX's subordinated debt and preferred stock were also upgraded to BB+, from BB-. Moody's Investors Services, Inc. currently rates USX's and Marathon's senior debt as investment grade at Baa3 and USX's subordinated debt and preferred stock as Ba2. Duff & Phelps Credit Rating Co. currently rates USX's senior notes as investment grade at BBB and USX's subordinated debt as BBB-.

             Derivative Instruments

                In the normal course of its business, USX is exposed to market risk, or price fluctuations related to the purchase, production or sale of crude oil, natural gas, natural gas liquids ("NGLs"), refined products and certain metals. USX uses commodity-based derivative instruments such as exchange-traded futures contracts and options, and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk. USX's exchange-traded derivative activities are conducted primarily on the New York Mercantile Exchange ("NYMEX"). USX's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on futures contracts and swaps generally offset the effects of price changes in the underlying commodity. However, certain derivative instruments have the effect of converting fixed price equity natural gas production volumes to variable market-based pricing. These instruments are used as part of USX's overall risk management programs.

                While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. During the fourth quarter of 1996, certain hedging strategies matured which limited the Marathon Group's ability to benefit from favorable market price increases on the sales of equity crude oil and natural gas production, resulting in pretax hedging losses of $33 million. In total, Marathon's upstream operations recorded $38 million of pretax hedging losses in 1996, compared with net gains of $10 million in 1995. Marathon's downstream operations generally use derivative instruments to protect margins on fixed price sales of refined products, to protect carrying values of inventories and to lock-in benefits from certain raw material purchases. In total, downstream operations recorded pretax hedging losses of $22 million in 1996, $4 million in 1995 and $14 million in 1994. Essentially, all such losses and gains were offset by changes in the realized prices of the underlying hedged commodities,

             Management's Discussion and Analysis   continued

             with the net effect approximating the targeted results of the hedging strategies. For quantitative information relating to derivative instruments, including aggregate contract values and fair values, where appropriate, see Note 27 to the Consolidated Financial Statements.

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

                USX is also subject to currency risk, or price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX uses forward currency contracts to manage exposure to currency price fluctuations relating to Swiss Franc debt obligations. These contracts effectively fix the principal and interest payments in U.S. dollars at the time of maturity. While derivative instruments are generally used to reduce risks from unfavorable currency rate movements, they also may limit the opportunity to benefit from favorable movements. For quantitative information relating to forward currency contracts, see Note 27 to the Consolidated Financial Statements.

                USX is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

                USX is exposed to the credit risk of nonperformance by
             counterparties in derivative transactions. Internal controls used to manage credit risk include ongoing reviews of credit worthiness of counterparties and the use of master netting agreements, to the extent practicable, and full performance is anticipated.

                Based on a strategic approach of limiting its use of derivative instruments principally to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose USX to material risk. While such use could materially affect USX's results of operations in particular quarterly or annual periods, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 1 to the Consolidated Financial Statements.

             Liquidity

                USX management believes that its short-term and long-term
             liquidity is adequate to satisfy its obligations as of December 31, 1996, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the years 1997, 1998 and 1999, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 29 to the Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, borrowings and other external financing sources, and proceeds from the sale of stock.

                USX's ability to avail itself in the future of the above
             mentioned financing options is affected by the performance of each of its Groups (as measured by various factors including cash provided from operating activities), the state of the debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by levels of USX's outstanding debt and credit ratings by investor services. For a summary of long-term debt, see Note 16 to the Consolidated Financial Statements.

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

             Management's Discussion and Analysis   continued


             impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and the specific products and services it provides.

                The following table summarizes USX's environmental expenditures for each of the last three years/(a)/:

             (Dollars in millions)                 1996   1995   1994
             --------------------------------------------------------
             Capital
              Marathon Group                      $  66  $  50  $  70
              U. S. Steel Group                      90     55     57
              Delhi Group                             9      6      5
                                                  -----  -----  -----
                 Total capital                    $ 165  $ 111  $ 132
             --------------------------------------------------------
             Compliance
              Operating & maintenance
               Marathon Group                     $  75  $ 102  $ 106
               U. S. Steel Group                    199    195    202
               Delhi Group                            4      4      6
                                                  -----  -----  -----
                 Total operating & maintenance      278    301    314
              Remediation/(b)/
               Marathon Group                        26     37     25
               U. S. Steel Group                     33     35     32
                                                  -----  -----  -----
                 Total remediation                   59     72     57
                 Total compliance                 $ 337  $ 373  $ 371
             --------------------------------------------------------

              /(a)  /Estimates for the Marathon Group and Delhi Group are based on American Petroleum Institute survey guidelines; estimates for the U. S. Steel Group for the years 1995 and 1994 are based on U.S. Department of Commerce survey guidelines.
              /(b)/  These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries.

                USX's environmental capital expenditures accounted for 14%, 11%
             and 13% of total consolidated capital expenditures in 1996, 1995 and 1994, respectively.

                USX's environmental compliance expenditures averaged 2% of total consolidated operating costs in each of 1996, 1995 and 1994. Remediation spending primarily reflected ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping at retail gasoline stations, and dismantlement and restoration activities at former and present operating locations.

                USX continues to seek methods to minimize the generation of hazardous wastes in its operations. The Resource Conservation and Recovery Act ("RCRA") establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks. Since the Environmental Protection Agency has not yet promulgated implementing regulations relating to past disposal or handling operations, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis and the costs of compliance with these new rules cannot be appraised until their implementation becomes more accurately defined.

                A significant portion of USX's currently identified
             environmental remediation projects relate to the dismantlement and restoration of former and present operating locations. These projects include continuing remediation at an in situ uranium mining operation, the dismantling of former coke-making facilities, a closed and dismantled refinery site and the closure of permitted hazardous and non-hazardous waste landfills.

                USX has been notified that it is a potentially responsible party
             ("PRP") at 40 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1996. In addition, there are 30 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 110 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental

             Management's Discussion and Analysis   continued

             remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 29 to the Consolidated Financial Statements.

                New or expanded environmental requirements, which could increase
             USX's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, USX does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1997. USX expects environmental capital expenditures in 1997 to be approximately $126 million, or approximately 9% of total estimated consolidated capital expenditures. Predictions beyond 1997 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, USX anticipates that environmental capital expenditures in 1998 will total approximately $119 million; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

                In 1997, USX will adopt American Institute of Certified Public
             Accountants Statement of Position No. 96-1 - "Environmental Remediation Liabilities", which recommends that companies include direct costs in accruals for remediation liabilities. These costs include external legal fees applicable to the remediation effort and internal administrative costs for attorneys and staff, among others. Adoption could result in remeasurement of certain remediation accruals and a corresponding charge to operating income. USX is conducting a review of its remediation liabilities and, at this time, is unable to project the effect, if any, of adoption.

Management's Discussion and Analysis of Operations by Industry Segment

             The Marathon Group

                The Marathon Group consists of Marathon Oil Company ("Marathon")
             and certain other subsidiaries of USX, which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products.

                Excluding matching buy/sell transactions and excise taxes which are included in both revenues and operating costs, revenues increased in 1996 from 1995 due primarily to higher average prices for refined products, worldwide liquid hydrocarbons and natural gas, partially offset by decreased volumes for worldwide liquid hydrocarbons. The increase in 1995 was mainly due to increased volumes and higher average prices for domestic refined products, international natural gas and worldwide liquid hydrocarbons, and increased volumes for domestic natural gas, partially offset by a decrease in net gains on operating asset disposals and lower average prices for domestic natural gas.

             Management's Discussion and Analysis   continued


          Marathon Group operating income and certain items included in operating income for each of the last three years are summarized in the following table:

             (Dollars in millions)                                    1996     1995    1994
             ------------------------------------------------------------------------------
             Operating income/(a)/                                   $1,234   $ 113   $ 755
             Less: Certain favorable (unfavorable) items
              Inventory market valuation adjustment/(b)/                209      70     160
              Net gains on certain asset sales                           16       -     166
              Charges for withdrawal from MPA/(c)/                      (10)      -       -
              Certain state tax adjustments/(d)/                        (11)      -      12
              Impairment of long-lived assets/(e)/                        -    (659)      -
              Expected environmental remediation recoveries/(f)/          -      15       -
              Employee reorganization charges/(g)/                        -       -     (42)
                                                                     ------   -----   -----
                 Subtotal                                               204    (574)    296
                                                                     ------   -----   -----
                 Operating income adjusted to exclude above items    $1,030   $ 687   $ 459
             ------------------------------------------------------------------------------

              /(a)/  Amounts in 1995 and 1994 were reclassified in 1996, to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.
              /(b)/  The inventory market valuation reserve reflects the extent to which the recorded costs of crude oil and refined products inventories exceed net realizable value. The reserve was adjusted to $0 in December 1996.
              /(c)/  Marine Preservation Association ("MPA") is a non-profit oil spill response group.
              /(d)/  The 1996 amount reflected domestic production tax accruals for prior years; the 1994 amount related to various settlements.
              /(e)/  Related to adoption of SFAS No. 121.
              /(f)/  For expected recoveries from state governments of
               expenditures related to underground storage tanks at retail marketing outlets.
              /(g)/  Related to employee costs associated with work force reduction programs.

                Adjusted operating income increased by $343 million in 1996 from
             1995, due primarily to higher average prices for worldwide liquid hydrocarbons and natural gas, reduced DD&A expense, resulting mainly from the fourth quarter 1995 adoption of SFAS No. 121 and property sales, and increased worldwide volumes of natural gas. These favorable effects were partially offset by decreased worldwide liquid hydrocarbon volumes, net losses on hedging activities (primarily occurring in the fourth quarter of 1996) and lower refined product margins. Adjusted operating income increased by $228 million in 1995 from 1994, due primarily to increased volumes of worldwide liquid hydrocarbons and natural gas, and higher average prices for worldwide liquid hydrocarbons and international natural gas, partially offset by lower average prices for domestic natural gas.

             Outlook - Marathon Group

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

                For the oil and gas industry in general, world oil demand growth is expected to be slightly more than two percent during 1997 with growth in the U. S. accounting for just over one half of this demand increase. On the supply side, worldwide crude oil supplies have been boosted by the United Nations supervised humanitarian sale of Iraqi crude, as well as by the start-up of new fields in the North Sea. In addition, crude oil supplies are forecast to rise throughout 1997 as a number of new fields come on stream throughout the world, primarily in non-OPEC areas. Natural gas markets are expected to continue modest growth in 1997, primarily in the utility and industrial sectors. Supply capabilities from domestic fields are projected to increase since drilling activity has remained robust.

                With respect to Marathon's upstream operations, worldwide liquid hydrocarbon volumes are expected to decline by seven percent in 1997, primarily reflecting natural production declines of mature fields and the disposal of Alaskan oil properties, partially offset by projected new production from the Green Canyon 244 field in the Gulf of Mexico, onshore properties in Texas and the West Brae field in the U.K. North Sea. Marathon's worldwide natural gas volumes in 1997 are expected to remain consistent with 1996 levels, in the range of 1.2 to 1.3 billion cubic feet per day, as natural declines in mature international fields will be offset by anticipated increases in domestic production. These

             Management's Discussion and Analysis   continued


             projections are based on known discoveries and do not include any additions from acquisitions or future exploratory drilling.

                With respect to Marathon's downstream business, major
             maintenance shutdowns ("turnarounds") are planned for the Texas City (TX) and Robinson (IL) refineries during the first half of 1997. Each turnaround is expected to last about one month. A major turnaround is also scheduled for the Garyville (LA) refinery in the first quarter of 1998. Marathon's 1997 refined product sales volumes are expected to remain consistent with 1996 levels at approximately 776,000 barrels per day.

                The above discussions of projects, expected production and sales levels, reserves and dates of initial production are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, and geological and operating considerations. To the extent these assumptions prove inaccurate, actual results could be materially different than present expectations.

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

                U. S. Steel Group revenues were $6.5 billion in each of 1996 and
             1995 and $6.1 billion in 1994. Revenues in 1996 versus 1995 reflected improved product mix, partially offset by lower average steel product prices. Steel shipment volumes in 1996 remained at 1995 levels. Revenues increased in 1995 from 1994, due primarily to increased steel shipment volumes and higher average steel product prices, partially offset by decreased revenues from engineering and consulting services. In addition, revenues in 1994 included revenues from a consolidated entity for which the equity method of accounting was subsequently adopted.

                U. S. Steel Group operating income and certain items included in operating income for each of the last three years are summarized in the following table:

             (Dollars in millions)                                    1996    1995    1994
             -----------------------------------------------------------------------------
             Operating income/(a)/                                   $ 360   $ 500   $ 324
             Less: Certain favorable (unfavorable) items
              Certain Gary Works blast furnace repairs/(b)/            (39)    (34)      -
              Employee reorganization charges/(c)/                     (13)      -       -
              Impairment of long-lived assets/(d)/                       -     (16)      -
              Adjustments for certain employee-related costs             -      18       -
              Certain legal accruals                                     -     (44)      -
              Sale of coal seam methane gas royalty interests            -       -      13
              Certain weather-related and other effects/(e)/             -       -     (44)
                                                                     -----   -----   -----
              Subtotal                                                 (52)    (76)    (31)
                                                                     -----   -----   -----
                 Operating income adjusted to exclude above items    $ 412   $ 576   $ 355
             -----------------------------------------------------------------------------

              /(a)/  Amounts in 1995 and 1994 were reclassified in 1996, to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.
              /(b)  Amounts in 1996 and 1995 reflect repair of damages incurred during a refractory break-out at the No. 13 blast furnace on April 2, 1996, and in an explosion at the No. 8 blast furnace on April 5, 1995, respectively.
              /(c)/  Related to employee costs associated with work force reduction programs.
              /(d)/  Related to adoption of SFAS No. 121.
              /(e)/  Included charges related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for the modernization of the Gary Works' hot strip mill and pickle line.

                Adjusted operating income decreased by $164 million in 1996 from
             1995, due primarily to lower average prices for steel products, cost inefficiencies related to planned and unplanned blast furnace outages and lost sales from the unplanned outage of the No. 13 blast furnace at Gary Works. These factors were partially offset by improved product mix, decreased accruals for profit sharing plans, increased net periodic pension credits and higher income from USX Credit. Adjusted operating income increased by $221 million in 1995 from 1994, due primarily to higher steel prices and shipments, partially offset by a less favorable product mix which included increased exports of lower value-added products, higher raw material costs and increased profit sharing accruals.

             Management's Discussion and Analysis   continued


             Outlook - U. S. Steel Group

                The U. S. Steel Group anticipates that steel demand will remain relatively strong in 1997 as long as the domestic economy continues its pattern of modest growth and the favorable pattern of demand for capital goods and consumer durables continues. However, the U.
             S. Steel Group believes supply will increase in 1997 due to higher imports, increased production capability for flat-rolled products at existing mills, new mini-mill capacity and fewer outages within the industry. To reduce the impact of supply increases, the U. S. Steel Group will attempt to further increase shipments of higher value-added products.

                The world steel industry is characterized by excess production capacity which has restricted price increases during periods of economic growth and led to price decreases during economic contractions. Within the next year, the anticipated availability of flat-rolled steel could have an adverse effect on U. S. Steel shipment levels as companies attempt to gain or retain market share.

                Steel imports to the United States accounted for an estimated
             23%, 21% and 25% of the domestic steel market in 1996, 1995 and 1994, respectively. Steel imports increased sharply in the second half of 1996. In November and December, steel imports accounted for an estimated 29% and 25%, respectively, of the domestic market. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may have an adverse effect on product prices, shipment levels and results of operations.

                U. S. Steel Group shipments in the first quarter of 1997 are expected to be lower than in the fourth quarter of 1996 due to a seasonal industry decline in first quarter shipments. During the second and third quarters of 1997, raw steel production is expected to be reduced by an 86 day planned blast furnace reline at the Mon Valley Works.

                In February, 1997, the U. S. Steel Group and Kobe Steel, Ltd.,
             of Japan signed a memorandum of understanding to construct a second hot-dip galvanized sheet product line at the PRO-TEC Coating Company in Leipsic, Ohio, a 50/50 joint venture between USX and Kobe Steel. Construction is anticipated to begin in the first quarter of 1997 with start-up of operations projected for the third quarter of 1998. The new line would add 400,000 tons of annual capacity to the venture, bringing the total annual capacity to one million tons.

                In addition, U. S. Steel Group and Olympic Steel, Inc. recently announced that they will form a 50/50 joint venture to process laser welded sheet steel blanks. The joint venture, which will conduct business as Olympic Laser Processing, LLC, plans to construct a new facility and purchase two laser welding lines in 1997, with production expected to begin in 1998. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. U. S. Steel will be the venture's primary customer and will be responsible for marketing the laser welded blanks.

             The Delhi Group

                The Delhi Group ("Delhi") consists of Delhi Gas Pipeline
             Corporation and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas.

                Delhi Group revenues were $1.1 billion in 1996, compared with
             $670 million in 1995 and $585 million in 1994. The increase in 1996 from 1995 was due primarily to higher average prices for natural gas and NGLs and increased transportation volumes. The increase in 1995 from 1994 primarily reflected increased volumes for trading sales, partly offset by lower average prices for natural gas.

                Delhi Group operating income and certain items included in operating income for each of the last three years are summarized in the following table:

             (Dollars in millions)                                    1996   1995    1994
             ----------------------------------------------------------------------------
             Operating income (loss)/(a)/                            $  31  $  18  $ (35)
             Less: Certain favorable (unfavorable) items
              Effects of restructuring/(b)/                              -      6    (37)
              Employee reorganization charges/(c)/                       -      -     (2)
              Settlement of take-or-pay claims                           -      -      2
              Other employment-related costs                             -      -     (2)
                                                                     -----  -----  -----
                 Subtotal                                                -      6    (39)
                                                                     -----  -----  -----
                 Operating income adjusted to exclude above items    $  31  $  12  $   4
             ----------------------------------------------------------------------------

              /(a)/  Amounts in 1995 and 1994 were reclassified in 1996, to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.
              /(b)/  Related to the planned disposition of certain nonstrategic gas gathering and processing assets.
              /(c)/  Primarily related to employee costs associated with a work force reduction program.

             Management's Discussion and Analysis   continued


                Adjusted operating income increased by $19 million in 1996 from
             1995, due primarily to higher unit margins for both gas sales and gas processing, and increased gathering service fees and transportation throughput volumes. These factors were partially offset by decreased gas sales volumes and increased selling, general and administrative and DD&A expenses. Adjusted operating income increased by $8 million in 1995 from 1994, due primarily to reduced operating expenses, and improved gas processing operations, partially offset by a lower gas sales and trading margin. The reduction in operating expenses primarily reflected effects of a 1994 asset disposition plan and work force reduction program.

                The Delhi Group conducts business with the USX - Marathon Group on an arm's-length basis. The majority of this business is transportation and gathering services covered by long-term agreements, most of which are subject to periodic price adjustments. These services primarily relate to the Marathon Group's production activities in the Cotton Valley Pinnacle Reef area of east Texas. Delhi expects the level of intergroup business to increase, to the extent the Marathon Group continues to be successful in its drilling and production activities in this area.

             Outlook - Delhi Group

                The Delhi Group intends to continue its strategy of focusing primarily on the expansion and increased utilization of facilities in its core operating areas of Texas and Oklahoma, developing downstream natural gas markets, and marketing and trading electric power.

                Delhi is in the process of a major expansion in the Cotton
             Valley Pinnacle Reef gas play in east Texas. Delhi is currently the largest gatherer of volumes in this area, with extensive pipelines and sour gas treating facilities. Pinnacle Reef volumes purchased or transported by Delhi increased by more than 150% from December 1995 levels, to an average monthly volume of approximately 133 million cubic feet per day ("mmcfd") in December 1996. If the producers in this area, including the USX - Marathon Group, maintain the current level of successful drilling activity, management anticipates that Delhi's average monthly volumes could double by year-end 1997. Delhi continues to evaluate its east Texas treating and processing facilities for potential capacity increases as the production in this area increases. In west Texas, Delhi has expanded its systems through the acquisition of third-party treating, gathering and processing facilities. Delhi plans to continue to increase its west Texas system capacity through expansions and upgrades to the acquired facilities. Delhi's west Texas volumes increased by more than 35%, to an average of approximately 190 mmcfd, in 1996 from 1995 levels. As these expansions and upgrades are completed, management expects that these volumes could ultimately increase by as much as 100 mmcfd. Delhi's expansion in Oklahoma has been focused primarily on the Carter Knox field. Delhi's volumes in December 1996 were up over 150% from December 1995, to an average of approximately 33 mmcfd, and average monthly volumes are expected to increase by as much as 50% by year-end 1997.

                The Delhi Group's ability to complete anticipated expansions, upgrades or acquisitions, and to realize the projected increases in volumes and their related profitability, could be materially impacted by many factors that could change the economic feasibility of such projects. These factors include, but are not limited to, changes in price and demand for natural gas and NGLs, the success and level of drilling activity by producers in Delhi's primary operating areas, the increased presence of other gatherers and processors in these areas, the availability of capital funds, changes in environmental or regulatory requirements, and other unforeseen operating difficulties.

                To pursue downstream natural gas markets, those end-users behind local distribution companies, the Delhi Group opened a marketing office in Chicago in 1995 and another in Pittsburgh in 1996. These offices serve industrial and commercial end-users in the midwest and northeast, where unit margins generally exceed those on the spot market. In 1996, these offices produced revenues of approximately $8.2 million, which are included in gas sales and trading revenues. Delhi's ability to further penetrate these markets could be limited by changes in demand for natural gas, levels of competition and regulatory requirements.

                In June 1995, the Delhi Group received Federal Energy Regulatory
             Commission approval to market wholesale electric power and began limited trading in December 1995. Management believes that the electric power business is a natural extension of and a complement to its existing energy services. This added service should eventually enable the Delhi Group to offer both gas and electric services to those industrial and commercial customers who can readily switch energy sources. In 1996, the marketing and trading of electric power generated revenues of $5.1 million, on sales of approximately 230 million megawatt hours of electricity. Future changes in market conditions, primarily those related to supply, demand and price, could affect Delhi's ability to increase revenues and volumes. The Delhi Group may also pursue cogeneration opportunities to convert its gas into electricity to capture summer peaking premiums.

      Marathon Group



             Index to Financial Statements, Supplementary Data and Management's Discussion and Analysis


                                                                               Page
                                                                               ----
             Explanatory Note Regarding Financial Information................  M-2
             Management's Report.............................................  M-3
             Audited Financial Statements:
              Report of Independent Accountants..............................  M-3
              Statement of Operations........................................  M-4
              Balance Sheet..................................................  M-5
              Statement of Cash Flows........................................  M-6
              Notes to Financial Statements..................................  M-7
             Selected Quarterly Financial Data..............................  M-21
             Principal Unconsolidated Affiliates............................  M-21
             Supplementary Information......................................  M-21
             Five-Year Operating Summary....................................  M-22
             Management's Discussion and Analysis...........................  M-23


      Marathon Group



             Explanatory Note Regarding Financial Information


             Although the financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group, the U. S. Steel Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX-Marathon Group Common Stock, USX-U. S. Steel Group Common Stock and USX-Delhi Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

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


             Thomas J. Usher                 Robert M. Hernandez        Kenneth L. Matheny
             Chairman, Board of Directors    Vice Chairman              Vice President
             & Chief Executive Officer       & Chief Financial Officer  & Comptroller



             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying financial statements appearing on pages M-4 through M-20 present fairly, in all material respects, the financial position of the Marathon Group at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                As discussed in Note 6, page M-10, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets.

                The Marathon Group is a business unit of USX Corporation (as described in Note 1, page M-7); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation.



             Price Waterhouse LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 11, 1997



              Statement of Operations

             (Dollars in millions)                                                           1996       1995       1994
             -----------------------------------------------------------------------------------------------------------
             Revenues (Note 4,  page M-10)                                               $ 16,332   $ 13,879   $ 12,928
             Operating costs:
              Cost of sales (excludes items shown below)                                   11,178      9,011      8,405
              Inventory market valuation credits (Note 20,  page M-17)                       (209)       (70)      (160)
              Selling, general and administrative expenses                                    319        297        313
              Depreciation, depletion and amortization                                        693        817        721
              Taxes other than income taxes                                                 2,971      2,903      2,737
              Exploration expenses                                                            146        149        157
              Impairment of long-lived assets (Note 6,  page M-10)                              -        659          -
                                                                                         --------   --------   --------
                 Total operating costs                                                     15,098     13,766     12,173
                                                                                         --------   --------   --------
             Operating income                                                               1,234        113        755
             Other income (Note 5,  page M-10)                                                 41         15          6
             Interest and other financial income (Note 5,  page M-10)                          24         31         15
             Interest and other financial costs (Note 5,  page M-10)                         (308)      (349)      (300)
                                                                                         --------   --------   --------
             Income (loss) before income taxes and extraordinary loss                         991       (190)       476
             Less provision (credit) for estimated income taxes (Note 17,  page M-15)         320       (107)       155
                                                                                         --------   --------   --------
             Income (loss) before extraordinary loss                                          671        (83)       321
             Extraordinary loss (Note 7,  page M-10)                                           (7)        (5)         -
                                                                                         --------   --------   --------
             Net income (loss)                                                                664        (88)       321
             Dividends on preferred stock                                                       -         (4)        (6)
                                                                                         --------   --------   --------
             Net income (loss) applicable to Marathon Stock                              $    664   $    (92)  $    315
             -------------------------------------------------------------------------------------------------------------


             Income Per Common Share of Marathon Stock
                                                                                             1996       1995       1994
             -------------------------------------------------------------------------------------------------------------
             Primary:
             Income (loss) before extraordinary loss applicable to
              Marathon Stock                                                             $   2.33   $   (.31)  $   1.10
             Extraordinary loss                                                              (.02)      (.02)         -
                                                                                         --------   --------   --------
             Net income (loss) applicable to Marathon Stock                              $   2.31   $   (.33)  $   1.10
             Fully Diluted:
             Income (loss) before extraordinary loss applicable to
              Marathon Stock                                                             $   2.31   $   (.31)  $   1.10
             Extraordinary loss                                                              (.02)      (.02)         -
                                                                                         --------   --------   --------
             Net income (loss) applicable to Marathon Stock                              $   2.29   $   (.33)  $   1.10
             Weighted average shares, in thousands
                       - primary                                                          287,595    287,271    286,722
                       - fully diluted                                                    296,430    287,271    286,725
             ------------------------------------------------------------------------------------------------------------

             See Note 23, page M-18, for a description of net income per common share.
             The accompanying notes are an integral part of these financial statements.

             Balance Sheet

             (Dollars in millions)                                           December 31           1996         1995
             ---------------------------------------------------------------------------------------------------------
             Assets
             Current assets:
              Cash and cash equivalents                                                         $    32      $    77
              Receivables, less allowance for doubtful accounts
               of $2 and $3 (Note 21,  page M-17)                                                   613          552
              Inventories (Note 20,  page M-17)                                                   1,282        1,152
              Other current assets                                                                  119          107
                                                                                                -------      -------
                Total current assets                                                              2,046        1,888

             Investments and long-term receivables (Note 18,  page M-16)                            311          215
             Property, plant and equipment - net (Note 16,  page M-14)                            7,298        7,521
             Prepaid pensions (Note 14,  page M-13)                                                 280          274
             Other noncurrent assets                                                                216          211
                                                                                                -------      -------
                Total assets                                                                    $10,151      $10,109
             ---------------------------------------------------------------------------------------------------------
             Liabilities
             Current liabilities:
              Notes payable                                                                     $    59      $    31
              Accounts payable                                                                    1,385        1,245
              Payroll and benefits payable                                                          106           80
              Accrued taxes                                                                          98           68
              Deferred income taxes (Note 17,  page M-15)                                           155          154
              Accrued interest                                                                       75           94
              Long-term debt due within one year (Note 11,  page M-12)                              264          353
                                                                                                -------      -------
                Total current liabilities                                                         2,142        2,025
             Long-term debt (Note 11,  page M-12)                                                 2,642        3,367
             Long-term deferred income taxes (Note 17,  page M-15)                                1,178        1,072
             Employee benefits (Note 15,  page M-14)                                                356          338
             Deferred credits and other liabilities                                                 311          253
             Preferred stock of subsidiary (Note 8,  page M-11)                                     182          182
                                                                                                -------      -------
                Total liabilities                                                                 6,811        7,237
             Stockholders' Equity (Note 22,  page M-17)                                           3,340        2,872
                                                                                                -------      -------
                Total liabilities and stockholders' equity                                      $10,151      $10,109
             ---------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows



             (Dollars in millions)                                                                1996         1995         1994
             --------------------------------------------------------------------------------------------------------------------
             Increase (decrease) in cash and cash equivalents
             Operating activities:
             Net income (loss)                                                                  $  664       $  (88)       $ 321
             Adjustments to reconcile to net cash provided
              from operating activities:
               Extraordinary loss                                                                    7            5            -
               Depreciation, depletion and amortization                                            693          817          721
               Exploratory dry well costs                                                           54           64           68
               Inventory market valuation credits                                                 (209)         (70)        (160)
               Pensions                                                                             (3)         (16)           1
               Postretirement benefits other than pensions                                          15           12           10
               Deferred income taxes                                                               104         (204)         116
               Gain on disposal of assets                                                          (55)          (8)        (175)
               Payment of amortized discount on zero coupon debentures                               -          (96)           -
               Impairment of long-lived assets                                                       -          659            -
               Changes in: Current receivables-sold                                                  -            8            -
                                              -operating turnover                                 (119)        (120)        (105)
                       Inventories                                                                  72           55            3
                       Current accounts payable and accrued expenses                               211          (27)        (122)
               All other - net                                                                      69           53           42
                                                                                                ------       ------       ------
                 Net cash provided from operating activities                                     1,503        1,044          720
                                                                                                ------       ------       ------
             Investing activities:
             Capital expenditures                                                                 (751)        (642)        (753)
             Disposal of assets                                                                    282           77          263
             Elimination of Retained Interest in Delhi Group                                         -           58            -
             Deposit in property exchange trust                                                    (98)           -            -
             All other - net                                                                       (13)          (4)           9
                                                                                                ------       ------       ------
                 Net cash used in investing activities                                            (580)        (511)        (481)
                                                                                                ------       ------       ------
             Financing activities (Note 3,  page M-9):
             Decrease in Marathon Group's share of
              USX consolidated debt                                                               (769)        (204)        (371)
             Specifically attributed debt - repayments                                              (1)          (2)          (1)
             Preferred stock redeemed                                                                -          (78)           -
             Marathon Stock repurchased                                                              -           (1)           -
             Attributed preferred stock of subsidiary                                                -            -          176
             Common stock issued                                                                     2            -            -
             Dividends paid                                                                       (201)        (199)        (201)
                                                                                                ------       ------       ------
                 Net cash used in financing activities                                            (969)        (484)        (397)
                                                                                                ------       ------       ------
             Effect of exchange rate changes on cash                                                 1            -            1
                                                                                                ------       ------       ------
             Net increase (decrease) in cash and cash equivalents                                  (45)          49         (157)
             Cash and cash equivalents at beginning of year                                         77           28          185
                                                                                                ------       ------       ------
             Cash and cash equivalents at end of year                                           $   32       $   77        $  28
             ---------------------------------------------------------------------------------------------------------------------

             See Note 12, page M-12, for supplemental cash flow information. The accompanying notes are an integral part of these financial statements.

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

                Investments in other entities over which the Marathon Group has significant influence are accounted for using the equity method of accounting and are carried at the Marathon Group's share of net assets plus advances. The proportionate share of income from these equity investments is included in other income. Investments in companies whose stock has no readily determinable fair value are carried at cost. Income from these investments is recognized when dividends are received and is included in other financial income.

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

             Derivative instruments - The Marathon Group engages in commodity and currency risk management activities within the normal course of its business as an end-user of derivative instruments (Note 25, page M-18). Management is authorized to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. The Marathon Group's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Derivative instruments relating to fixed price sales of equity production are marked-to-market in the current period and the related income effects are included within operating income. All other changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. OTC swaps in general are off-balance-sheet instruments. The effect of changes in the market indices related to OTC swaps are recorded and recognized in income with the underlying transaction. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate.

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

             Long-lived assets - Depreciation and depletion of oil and gas producing properties are computed using predetermined rates based upon estimated proved oil and gas reserves applied on a units-of-production method. Other items of property, plant and equipment are depreciated principally by the straight-line method.
                When an entire property, major facility or facilities
             depreciated on an individual basis are sold or otherwise disposed of, any gain or loss is reflected in income. Proceeds from disposal of other facilities depreciated on a group basis are credited to the depreciation reserve with no immediate effect on income.
                The Marathon Group evaluates impairment of its oil and gas assets primarily on a field-by-field basis. Other assets are evaluated on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market value analysis.

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

             Reclassifications - Certain reclassifications of prior years' data have been made to conform to 1996 classifications.

--------------------------------------------------------------------------------
3. Corporate Activities

             Financial activities - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Marathon Group, the U. S. Steel Group and the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 8, page M-11, for the Marathon Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collaterized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

             Corporate general and administrative costs - Corporate general and administrative costs are allocated to the Marathon Group, the U. S. Steel Group and the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Marathon Group were $30 million in 1996 and 1995, and $29 million in 1994, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

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

--------------------------------------------------------------------------------
4. Revenues

             The items below are included in revenues and operating costs, with no effect on income.


             (In millions)                                                        1996      1995    1994
             ---------------------------------------------------------------------------------------------

             Matching crude oil and refined product
               buy/sell transactions settled in cash                               $2,912  $2,067  $2,071
             Consumer excise taxes on petroleum products and merchandise            2,768   2,708   2,542
             ----------------------------------------------------------------------------------------------

                Revenues in 1994 included gains of $171 million resulting from asset sales of a retail propane marketing subsidiary and certain domestic oil and gas production properties.


--------------------------------------------------------------------------------
5. Other Items


             (In millions)                                                       1996    1995         1994
             ------------------------------------------------------------------------------------------------
             Other income:
              Gain on sale of investments                                       $  20   $   -        $   4
              Income from affiliates - equity method                               19       9            4
              Income (loss) from Retained Interest in the Delhi Group               -       2/(a)/     (10)/(b)/
              Other income                                                          2       4            8
                                                                                -----   -----        -----
                 Total                                                          $  41   $  15        $   6
             ------------------------------------------------------------------------------------------------
             Interest and other financial income/(c)/:
              Interest income                                                   $  11   $  16        $  10
              Other                                                                13      15            5
                                                                                -----   -----         -----
                 Total                                                             24      31           15
                                                                                -----   -----        -----
             Interest and other financial costs/(c)/:
              Interest incurred                                                  (260)   (297)        (305)
              Less interest capitalized                                             3       8           50
                                                                                -----   -----        -----
                 Net interest                                                    (257)   (289)        (255)
              Interest on tax issues                                               (4)      5/(d)/      24/(e)/
              Financial costs on preferred stock of subsidiary                    (16)    (16)         (13)
              Amortization of discounts                                            (7)    (21)         (32)
              Expenses on sales of accounts receivable (Note 21,  page M-17)      (20)    (24)         (19)
              Other                                                                (4)     (4)          (5)
                                                                                -----   -----         -----
                 Total                                                           (308)   (349)        (300)
                                                                                -----   -----         -----
             Net interest and other financial costs/(c)/                        $(284)  $(318)       $(285)
             ------------------------------------------------------------------------------------------------

             /(a)/ Retained Interest in the Delhi Group was eliminated on June
                   15, 1995.
             /(b)/ Delhi Group's loss included restructuring charges.
             /(c)/ See Note 3, page M-9, for discussion of USX net interest and other financial costs attributable to the Marathon Group.
             /(d)/ Includes a $17 million benefit related to refundable federal income taxes paid in prior years.
             /(e)/ Includes a $34 million benefit related to the settlement of various state tax issues.

--------------------------------------------------------------------------------
6. Impairment of Long-Lived Assets

             In 1995, USX adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS No. 121). SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
                Adoption of SFAS No. 121 resulted in an impairment charge
             included in 1995 operating costs of $659 million. The impaired assets primarily included certain domestic and international oil and gas properties, an idled refinery and related goodwill.
                The Marathon Group assessed impairment of its oil and gas
             properties based primarily on a field-by-field approach. The predominant method used to determine fair value was a discounted cash flow approach and where available, comparable market values were used. The impairment provision reduced capitalized costs of oil and gas properties by $533 million.
                In addition, the Indianapolis, Indiana refinery, which was temporarily idled in October 1993, was impaired by $126 million, including related goodwill. The impairment was based on a discounted cash flow approach and comparable market value analysis.

--------------------------------------------------------------------------------
7. Extraordinary Loss

             On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of debt, resulting in an extraordinary loss to the Marathon Group of $7 million, net of a $4 million income tax benefit. In 1995, USX extinguished $553 million of debt prior to maturity, which resulted in an extraordinary loss to the Marathon Group of $5 million, net of a $3 million income tax benefit.

--------------------------------------------------------------------------------
8. Financial Activities Attributed to All Three Groups

             The following is Marathon Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in Note 3, page M-9. These amounts exclude debt amounts specifically attributed to a group as disclosed in Note 11, page M-12.

                                                                                     Marathon Group          Consolidated USX/(a)/
                                                                                   -----------------       -------------------------

            (In millions)                 December 31                               1996       1995             1996       1995
            ------------------------------------------------------------------------------------------------------------------------

             Cash and cash equivalents                                            $    6       $   36          $    8       $   47
             Receivables/(b)/                                                          -           56               -           73
             Long-term receivables/(b)/                                               12           22              16           29
             Other noncurrent assets/(b)/                                              5            6               8            8
                                                                                  ------       ------          ------       ------
                 Total assets                                                     $   23       $  120          $   32       $  157
            -----------------------------------------------------------------------------------------------------------------------

             Notes payable                                                        $   58       $   31          $   80       $   40
             Accounts payable                                                          2           35               2           46
             Accrued interest                                                         71           91              98          119
             Long-term debt due within one year (Note 11,
              page M-12)                                                             224          352             309          460
             Long-term debt (Note 11,  page M-12)                                  2,618        3,303           3,615        4,303
             Preferred stock of subsidiary                                           182          182             250          250
                                                                                  ------       ------           -----       ------
                 Total liabilities                                                $3,155       $3,994          $4,354       $5,218
            -----------------------------------------------------------------------------------------------------------------------

                                                                                  Marathon Group/(c)/           Consolidated USX
                                                                                ----------------------       ----------------------
             (In millions)                                                      1996      1995    1994       1996     1995    1994
             -----------------------------------------------------------------------------------------------------------------------
             Net interest and other financial costs (Note 5, page M-10)        $(277)    $(329)  $(346)     $(376)   $(439)   $(471)
             -----------------------------------------------------------------------------------------------------------------------

             /(a)/ For details of USX long-term debt and preferred stock of subsidiary, see Notes 16, page U-20; and 26, page U-25, respectively, to the USX consolidated financial statements.
             /(b)/ Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
             /(c)/ The Marathon Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

--------------------------------------------------------------------------------
9. Leases
             Future minimum commitments for capital leases and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                   Capital     Operating
             (In millions)                                          Leases      Leases
             ----------------------------------------------------------------------------
             1997                                                   $   1         $  85
             1998                                                       2            76
             1999                                                       2            46
             2000                                                       2           125
             2001                                                       2            29
             Later years                                               30           158
             Sublease rentals                                           -           (27)
                                                                    -----         -----
                    Total minimum lease payments                       39         $ 492
                                                                                  =====
             Less imputed interest costs                               15
                                                                    -----
                    Present value of net minimum lease payments
                      included in long-term debt                    $  24
              ----------------------------------------------------------------------------


             Operating lease rental expense:
             (In millions)                                            1996        1995     1994
             ------------------------------------------------------------------------------------
             Minimum rental                                          $  96       $  97    $ 105
             Contingent rental                                          10          10       10
             Sublease rentals                                           (6)         (5)      (5)
                                                                     -----       -----   ------
                 Net rental expense                                  $ 100       $ 102    $ 110
             ------------------------------------------------------------------------------------

                The Marathon Group leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $110 million may be declared immediately due and payable.

-------------------------------------------------------------------------------
10. Dividends

             In accordance with the USX Certificate of Incorporation, dividends on the Marathon Stock, Steel Stock and Delhi Stock are limited to the legally available funds of USX. Net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock based on the financial condition and results of operation of the Marathon Group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to Marathon Stock, the Board of Directors considers among other things, the long-term earnings and cash flow capabilities of the Marathon Group as well as the dividend policies of similar publicly traded energy companies.

-------------------------------------------------------------------------------
11. Long-Term Debt

             The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                                             Marathon Group       Consolidated USX/(a)/
                                                                        ------------------------  ----------------------
             (In millions)                    December 31                      1996         1995        1996        1995
             -----------------------------------------------------------------------------------------------------------

             Specifically attributed debt/(b)/:
              Sale-leaseback financing and capital leases                     $   24      $   24      $  129      $  133
              Indexed debt less unamortized discount                               -           -         119           -
              Seller-provided financing                                           40          41          40          41
                                                                              ------      ------      ------      ------
                 Total                                                            64          65         288         174
              Less amount due within one year                                     40           1          44           5
                                                                              ------      ------      ------      ------
                 Total specifically attributed long-term debt                 $   24      $   64      $  244      $  169
             -----------------------------------------------------------------------------------------------------------
             Debt attributed to all three groups/(c)/                         $2,860      $3,691      $3,949      $4,810
              Less unamortized discount                                           18          36          25          47
              Less amount due within one year                                    224         352         309         460
                                                                              ------      ------      ------      ------
                 Total long-term debt attributed to all three groups          $2,618      $3,303      $3,615      $4,303
             -----------------------------------------------------------------------------------------------------------
             Total long-term debt due within one year                         $  264      $  353      $  353      $  465
             Total long-term debt due after one year                           2,642       3,367       3,859       4,472
             -----------------------------------------------------------------------------------------------------------

             /(a)/ See Note 16, page U-20, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
             /(b)/ As described in Note 3, page M-9, certain financial
                   activities are specifically attributed only to the Marathon Group, the U. S. Steel Group or the Delhi Group.
             /(c)/ Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page M-9; 8, page M-11; and 12, page M-12).

-------------------------------------------------------------------------------
12. Supplemental Cash Flow Information

             (In millions)                                                                 1996      1995       1994
             ---------------------------------------------------------------------------------------------------------

             Cash used in operating activities included:
              Interest and other financial costs paid (net of amount capitalized)      $   (339)  $  (431)    $  (380)
              Income taxes paid, including settlements with other groups                    (74)     (163)        (31)
             ---------------------------------------------------------------------------------------------------------
             USX debt attributed to all three groups - net:
              Commercial paper:
               Issued                                                                  $  1,422   $ 2,434     $ 1,515
               Repayments                                                                (1,555)   (2,651)     (1,166)
              Credit agreements:
               Borrowings                                                                10,356     4,719       4,545
               Repayments                                                               (10,340)   (4,659)     (5,045)
              Other credit arrangements - net                                               (36)       40           -
              Other debt:
               Borrowings                                                                    78        52         509
               Repayments                                                                  (705)     (440)       (791)
                                                                                        -------    ------      ------
                 Total                                                                  $  (780)   $ (505)     $ (433)
             ---------------------------------------------------------------------------------------------------------
              Marathon Group activity                                                  $   (769)  $  (204)     $ (371)
              U. S. Steel Group activity                                                    (31)     (399)        (57)
              Delhi Group activity                                                           20        98          (5)
                                                                                        -------    ------      ------
                 Total                                                                  $  (780)   $ (505)     $ (433)
             ---------------------------------------------------------------------------------------------------------
             Noncash investing and financing activities:
              Marathon Stock issued for employee stock plans                            $     2    $    5      $    -
              Contribution of assets to an equity affiliate                                   -         -          26
              Disposal of assets - common stock received                                      -         5           -
                                 - liabilities assumed by buyers                             25         -           -
              Acquisition of assets-stock issued                                              -         -          11
                                   - debt issued                                              -         -          58
              --------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
13. Stock-Based Compensation Plans and Stockholder Rights Plan

             USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 21, page U-22, and Note 25, page U-25, respectively, to the USX consolidated financial statements.

                During 1996, USX adopted SFAS No. 123, Accounting for Stock-
             Based Compensation and elected to continue to follow the accounting provisions of APB No. 25, as discussed in Note 1, page U-11, to the USX consolidated financial statements. The Marathon Group's actual stock-based compensation expense was $6 million in 1996 and $2 million in 1995 and 1994. Incremental compensation expense, as determined under SFAS No. 123, was not material. Therefore, pro forma net income and earnings per share data have been omitted.

--------------------------------------------------------------------------------
14. Pensions

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

             Pension cost (credit) - The defined benefit cost for major plans for 1996, 1995 and 1994 was determined assuming an expected long-term rate of return on plan assets of 10%, 10% and 9%, respectively, and was as follows:

             (In millions)                                                                  1996     1995    1994
             -------------------------------------------------------------------------------------------------------

             Major plans:
              Cost of benefits earned during the period                                     $  35   $  26   $  36
              Interest cost on projected benefit obligation
               (7% for 1996; 8% for 1995; and 6.5% for 1994)                                   45      41      45
              Return on assets-actual return                                                 (139)   (197)     (1)
                              -deferred gain (loss)                                            55     116     (81)
              Net amortization of unrecognized gains                                           (3)     (4)     (5)
                                                                                            -----   -----   -----
                 Total major plans                                                             (7)    (18)     (6)
             Other plans                                                                        4       4       4
                                                                                            -----   -----   -----
                 Total periodic pension credit                                                 (3)    (14)     (2)
             Curtailment losses                                                                 -       2       4
                                                                                            -----   -----   -----
                 Total pension cost (credit)                                                $  (3)  $ (12)  $   2
             --------------------------------------------------------------------------------------------------------

             Funds' status - The assumed discount rate used to measure the benefit obligations of major plans was 7.5% at December 31, 1996, and 7% at December 31, 1995. The assumed rate of future increases in compensation levels was 5% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in the Marathon Group's balance sheet:

             (In millions)                               December 31                                1996          1995
             ------------------------------------------------------------------------------------------------------------
             Reconciliation of funds' status to reported amounts:
             Projected benefit obligation (PBO)/(a)/                                                $(627)        $(664)
             Plan assets at fair market value/(b)/                                                    989           904
                                                                                                    -----         -----
               Assets in excess of PBO/(c)/                                                           362           240
              Unrecognized net gain from transition                                                   (45)          (50)
              Unrecognized prior service cost                                                           8            8
              Unrecognized net loss (gain)                                                            (65)           58
              Additional minimum liability/(d)/                                                       (11)          (13)
                                                                                                    -----         -----
               Net pension asset included in balance sheet                                          $ 249         $ 243

             ------------------------------------------------------------------------------------------------------------

              /(a)/PBO includes:
                Accumulated benefit obligation (ABO)                                                $ 479         $ 492
                Vested benefit obligation                                                             424           434
              /(b)/Types of assets held:
                Stocks of other corporations                                                           70%           66%
                U.S. Government securities                                                             10%           11%
                Corporate debt instruments and other                                                   20%           23%
              /(c)/Includes several small plans that have ABOs in excess of plan assets:
                     PBO                                                                            $ (68)        $ (63)
                     Plan assets                                                                       18            13
                                                                                                    -----         -----
                     PBO in excess of plan assets                                                   $ (50)        $ (50)
              /(d)/ Additional minimum liability recorded was offset by the following:
                     Intangible asset                                                               $   3         $   4
                     Stockholders' equity adjustment - net of deferred income tax                       5             6
              -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
15. Postretirement Benefits Other Than Pensions

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

             Postretirement benefit cost - Postretirement benefit cost for defined benefit plans for 1996, 1995 and 1994 was determined assuming discount rates of 7%, 8% and 6.5%, respectively, and was as follows:

             (In millions)                                                        1996    1995    1994
             ------------------------------------------------------------------------------------------

             Cost of benefits earned during the period                           $   8   $   7   $  10
             Interest on accumulated postretirement benefit obligation (APBO)       23      22      20
             Amortization of unrecognized gains                                     (3)     (3)     (3)
                                                                                 -----   -----   -----
                  Total periodic postretirement benefit cost                        28      26      27
             Curtailment gain                                                        -       -      (4)
                                                                                 -----   -----   -----
                  Total postretirement benefit cost                              $  28   $  26   $  23
             ------------------------------------------------------------------------------------------

             Obligations - The following table sets forth the plans' obligations and the amounts reported in the Marathon Group's balance sheet:

             (In millions)                         December 31                      1996          1995
             ------------------------------------------------------------------------------------------
             Reconciliation of APBO to reported amounts:
             APBO attributable to:
              Retirees                                                              $(162)        $(169)
              Fully eligible plan participants                                        (53)          (51)
              Other active plan participants                                          (84)         (101)
                                                                                    -----        ------
                 Total APBO                                                          (299)         (321)
              Unrecognized net loss                                                     4            44
              Unamortized prior service                                               (21)          (25)
                                                                                    -----        ------
                 Accrued liability included in balance sheet                        $(316)        $(302)
             ------------------------------------------------------------------------------------------

                The assumed discount rate used to measure the APBO was 7.5% and
             7% at December 31, 1996, and December 31, 1995, respectively. The assumed rate of future increases in compensation levels was 5% at both year-ends. The weighted average health care cost trend rate in 1997 is approximately 8%, gradually declining to an ultimate rate in 2003 of approximately 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1996 net periodic postretirement benefit cost by $6 million and would have increased the APBO as of December 31, 1996, by $41 million.

--------------------------------------------------------------------------------
16. Property, Plant and Equipment


             (In millions)                         December 31                                1996          1995
             ------------------------------------------------------------------------------------------------------

              Production                                                                      $12,605      $12,830
              Refining                                                                          1,633        1,555
              Marketing                                                                         1,350        1,258
              Transportation                                                                      515          491
              Other                                                                               226          277
                                                                                              -------      -------
                   Total                                                                       16,329       16,411
              Less accumulated depreciation, depletion and amortization                         9,031        8,890
                                                                                              -------      -------
                   Net                                                                        $ 7,298      $ 7,521
             ------------------------------------------------------------------------------------------------------

                Property, plant and equipment includes gross assets acquired under capital leases of $24 million at December 31, 1996, and $37 million at December 31, 1995; the related amounts for the years 1996 and 1995 in accumulated depreciation, depletion and amortization were $24 million and $33 million, respectively.

--------------------------------------------------------------------------------
17. Income Taxes

             Income tax provisions and related assets and liabilities attributed to the Marathon Group are determined in accordance with the USX group tax allocation policy (Note 3, page M-9).

                Provisions (credits) for estimated income taxes were:

                                               1996                           1995                           1994
                                  ----------------------------    ---------------------------    ----------------------------
             (In millions)         Current    Deferred   Total     Current   Deferred   Total     Current    Deferred   Total
             -----------------------------------------------------------------------------------------------------------------

             Federal                 $193       $  13     $206       $72      $(221)    $(149)       $29       $106      $135
             State and local           12           9       21        10        (14)       (4)        (2)        (1)       (3)
             Foreign                   11          82       93        15         31        46         12         11        23
                                     ----       -----     ----       ---      -----     -----        ---      -----      ----
                 Total               $216       $ 104     $320       $97      $(204)    $(107)       $39       $116      $155
             -----------------------------------------------------------------------------------------------------------------

                In 1996 and 1995, the extraordinary loss on extinguishment of debt included a tax benefit of $4 million and $3 million, respectively (Note 7, page M-10).
                A reconciliation of federal statutory tax rate (35%) to total provisions (credits) follows:

             (In millions)                                                            1996       1995           1994
             ---------------------------------------------------------------------------------------------------------

             Statutory rate applied to income (loss) before taxes                  $   347    $    (67)       $   166
             State and local income taxes after federal income tax effects              14          (3)            (2)
             Effects of foreign operations, including foreign tax credits              (14)        (36)/(a)/       13
             Effects of partially-owned companies                                      (10)         (7)            (5)
             Dispositions of subsidiary investments                                     (8)         (6)             -
             Credits other than foreign tax credits                                     (8)         (1)             -
             Nondeductible business and amortization expenses                            3          10              3
             Effect of Retained Interest                                                 -          (1)             4
             Adjustment of prior years' income taxes                                    (6)         (1)             -
             Adjustment of valuation allowances                                          -           4            (24)
             Other                                                                       2           1              -
                                                                                   -------    --------        -------
                 Total provisions (credits)                                        $   320    $   (107)       $   155
             ----------------------------------------------------------------------------------------------------------

             /(a)/ Includes incremental tax benefits of $44 million resulting from USX's election to credit, rather than deduct, certain foreign income taxes for federal income tax purposes.

                 Deferred tax assets and liabilities resulted from the
             following:



             (In millions)                                                  December 31                1996           1995
             ---------------------------------------------------------------------------------------------------------------
              Deferred tax assets:
              Minimum tax credit carryforwards                                                        $  110        $   93
              Foreign tax credit carryforwards                                                             -            81
              State tax loss carryforwards (expiring in 1997 through 2011)                                40            34
              Foreign tax loss carryforwards (portion of which expire in 2000 through 2011)              519           556
              Employee benefits                                                                          158           148
              Expected federal benefit for:
               Crediting certain foreign deferred income taxes                                           216           169
               Deducting state and other foreign deferred income taxes                                    51            48
              Contingency and other accruals                                                             116            95
              Other                                                                                       56            76
              Valuation allowances                                                                      (325)         (344)
                                                                                                      ------        ------
                 Total deferred tax assets                                                               941           956
                                                                                                      ------        ------
             Deferred tax liabilities:
              Property, plant and equipment                                                            1,685         1,676
              Inventory                                                                                  306           226
              Prepaid pensions                                                                           121           116
              Other                                                                                      118           120
                                                                                                      ------        ------
                 Total deferred tax liabilities                                                        2,230         2,138
                                                                                                      ------        ------
                 Net deferred tax liabilities                                                         $1,289        $1,182
             ---------------------------------------------------------------------------------------------------------------

                USX expects to generate sufficient future taxable income to realize the benefit of the Marathon Group's deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.

                The consolidated tax returns of USX for the years 1990 through
             1994 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.
                Pretax income (loss) included $341 million, $(50) million and
             $14 million attributable to foreign sources in 1996, 1995 and 1994, respectively.

                Undistributed earnings of consolidated foreign subsidiaries at
             December 31, 1996, amounted to $64 million. No provision for deferred U.S. income taxes has been made because the Marathon Group intends to permanently reinvest such earnings in its foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $23 million would have been required.

--------------------------------------------------------------------------------
18. Investments and Long-Term Receivables



             (In millions)                            December 31      1996          1995
             ------------------------------------------------------------------------------

             Equity method investments                                  $ 135        $ 111
             Cost method investments                                       31           30
             Deposit in property exchange trust                            98            -
             Receivables due after one year                                34           32
             Forward currency contracts                                    12           22
             Other                                                          1           20
                                                                        -----        -----
                 Total                                                  $ 311        $ 215
             -------------------------------------------------------------------------------

                The following represents summarized financial information of affiliates accounted for by the equity method of accounting, except for the Retained Interest in the Delhi Group:

             (In millions)                          1996   1995   1994
             -----------------------------------------------------------
              Income data - year:
               Revenues                           $  405  $ 255  $ 277
               Operating income                       95     77    105
               Net income                             53     24     35
              -----------------------------------------------------------
              Balance sheet data - December 31:
               Current assets                     $  146  $  86
               Noncurrent assets                   1,150    957
               Current liabilities                   198    116
               Noncurrent liabilities                737    703
             -----------------------------------------------------------

                Dividends and partnership distributions received from equity affiliates were $24 million in 1996, $14 million in 1995 and $10 million in 1994.
                Marathon Group purchases from equity affiliates totaled $49 million, $52 million and $71 million in 1996, 1995 and 1994, respectively. Marathon Group sales to equity affiliates were $6 million in 1996 and immaterial in 1995 and 1994.
                Summarized financial information of the Delhi Group, which was accounted for by the equity method of accounting follows:


             (In millions)                             1995/(a)/      1994
             ------------------------------------------------------------------
             Income data - year:
              Revenues                                 $ 276       $ 567
              Operating income (loss)                    14          (36)
              Net income (loss)                           7          (31)/(b)/
             ------------------------------------------------------------------

             /(a)/ Retained Interest in the Delhi Group was eliminated on June
                   15, 1995.
             /(b)/ Delhi Group's loss includes restructuring charges of $40 million.

--------------------------------------------------------------------------------
19. Intergroup Transactions

             Sales and purchases - Marathon Group sales to other groups totaled $87 million, $54 million and $55 million in 1996, 1995 and 1994, respectively. Marathon Group purchases from the Delhi Group totaled $9 million in 1996, $6 million in 1995 and $4 million in 1994. At December 31, 1996 and 1995, Marathon Group trade receivables included $19 million and $7 million, respectively, related to transactions with other groups. Marathon Group trade payables included $2 million at December 31, 1996, and $1 million at December 31, 1995, related to transactions with the Delhi Group. These transactions were conducted on an arm's-length basis.

             Income taxes receivable from/payable to other groups - At December 31, 1996 and 1995, amounts receivable from/payable to other groups for income taxes were included in the balance sheet as follows:

             (In millions)                   December 31             1996   1995
             ---------------------------------------------------------------------

             Current:
              Receivables                                            $   1  $  11
              Accounts payable                                          30     35
             Noncurrent:
              Deferred credits and other liabilities                    83      -
             ---------------------------------------------------------------------

                These amounts have been determined in accordance with the tax allocation policy described in Note 3, page M-9. Amounts classified as current are settled in cash in the year succeeding that in which such amounts are accrued. Noncurrent amounts represent estimates of intergroup tax effects of certain issues for years that are still under various stages of audit and administrative review. Such tax effects are not settled among the groups until the audit of those respective tax years is closed. The amounts ultimately settled for open tax years will be different than recorded noncurrent amounts based on the final resolution of all of the audit issues for those years.

--------------------------------------------------------------------------------
20. Inventories


             (In millions)                                  December 31      1996          1995
             -----------------------------------------------------------------------------------

             Crude oil and natural gas liquids                              $  463       $  510
             Refined products and merchandise                                  746          758
             Supplies and sundry items                                          73           93
                                                                           -------       ------
                 Total (at cost)                                             1,282        1,361
             Less inventory market valuation reserve                             -          209
                                                                           -------       ------
                 Net inventory carrying value                               $1,282       $1,152
             -----------------------------------------------------------------------------------

                Inventories of crude oil and refined products are valued by the
             LIFO method. The LIFO method accounted for 94% and 91% of total inventory value at December 31, 1996, and December 31, 1995, respectively.
                The inventory market valuation reserve reflects the extent that the recorded cost of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in charges or credits to operating income.

--------------------------------------------------------------------------------
21. Sales of Receivables

             The Marathon Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1996, the amount sold under the program that had not been collected was $340 million, which will be forwarded to the buyers at the end of the agreement in 1997, or in the event of earlier contract termination. If the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amount sold under the program averaged $340 million in 1996 and $361 million in 1995. Prior to entering into the new program in 1995, sales of the Marathon Group accounts receivable, which averaged $400 million in 1994, included accounts receivable purchased from the Delhi Group. The buyers have rights to a pool of receivables that must be maintained at a level of at least 110% of the program size. The Marathon Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts.

-------------------------------------------------------------------------------
22. Stockholders' Equity

             -------------------------------------------------------------------------------------------------------------
             (In millions, except per share data)                                      1996           1995         1994

             Preferred stock:
              Balance at beginning of year                                           $      -       $     78     $     78
              Redeemed                                                                      -            (78)           -
                                                                                     --------       --------     --------
              Balance at end of year                                                 $      -       $      -     $     78
             -------------------------------------------------------------------------------------------------------------
             Common stockholders' equity (Note 3,  page M-9):
              Balance at beginning of year                                           $  2,872       $  3,163     $  3,032
              Net income (loss)                                                           664            (88)         321
              Marathon Stock issued                                                         4              5           11
              Marathon Stock repurchased                                                    -             (1)           -
              Dividends on preferred stock                                                  -             (4)          (6)
              Dividends on Marathon Stock
               (per share: $.70 in 1996 and $.68 in 1995 and 1994)                       (201)          (195)        (195)
              Foreign currency translation adjustments (Note 24,  page M-18)                -              1            -
              Deferred compensation adjustments                                             -             (3)           1
              Minimum pension liability adjustment (Note 14,  page M-13)                    1             (6)           -
              Other                                                                         -              -           (1)
                                                                                     --------       --------     --------
              Balance at end of year                                                 $  3,340       $  2,872     $  3,163
              -------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              $  3,340       $  2,872     $  3,241
             -------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
23. Net Income Per Common Share

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

--------------------------------------------------------------------------------
24. Foreign Currency Translation

             Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. For 1996, 1995 and 1994, respectively, the aggregate foreign currency transaction gains (losses) included in determining net income were $(24) million, $3 million and $(7) million. An analysis of changes in cumulative foreign currency translation adjustments follows:

             (In millions)                             1996    1995    1994
             ---------------------------------------------------------------

             Cumulative adjustments at January 1      $  (5)  $  (6)  $  (6)
             Aggregate adjustments for the year           -       1       -
                                                      -----   -----   -----
             Cumulative adjustments at December 31    $  (5)  $  (5)  $  (6)
             ----------------------------------------------------------------

--------------------------------------------------------------------------------
25. Derivative Instruments

             The Marathon Group uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase or production and sale of crude oil, natural gas and refined products. The derivative instruments used, as a part of an overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.
                USX has used forward currency contracts to hedge foreign
             denominated debt, a portion of which has been attributed to the Marathon Group.
                The Marathon Group remains at risk for possible changes in the market value of the derivative instrument; however, such risk should be mitigated by price changes in the underlying hedged item. The Marathon Group is also exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.

                The following table sets forth quantitative information by class of derivative instrument:

                                                               Fair            Carrying      Recorded
                                                              Value             Amount       Deferred    Aggregate
                                                              Assets            Assets        Gain or    Contract
             (In millions)                                (Liabilities)/(a)/  (Liabilities)   (Loss)    Values/(b)/
             -------------------------------------------------------------------------------------------------------

             December 31, 1996:
              Exchange-traded commodity futures                $    -            $  -         $  (2)       $   38
              Exchange-traded commodity options                    (1)/(c)/          (1)         (2)          251
              OTC commodity swaps/(d)/                             (3)/(e)/          (2)          -            32
              OTC commodity options                                (7)               (7)         (1)           80
                                                               ------            ------       -----        ------
                Total commodities                              $  (11)           $  (10)      $  (5)       $  401
                                                               ------            ------       -----        ------
              Forward currency contract/(f)/:
                  - receivable                                 $   14            $   12       $   -        $   43
                  - payable                                        (1)               (1)         (1)            7
                                                               ------            ------       -----        ------
                Total currencies                               $   13            $   11       $  (1)       $   50
             -------------------------------------------------------------------------------------------------------
             December 31, 1995:
              Exchange-traded commodity futures                $    -            $    -       $  (3)       $  75
              Exchange-traded commodity options                     -                 -           -            8
              OTC commodity swaps                                  (3)/(e)/          (1)         (4)         125
              OTC commodity options                                 -                 -           -            6
                                                               ------            ------       -----       ------
                Total commodities                              $   (3)           $   (1)      $  (7)      $  214
                                                               ------            ------       -----       ------
              Forward currency contracts:
                  - receivable                                 $   81            $   78       $   -       $  141
            -------------------------------------------------------------------------------------------------------

              /(a)/ The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the foreign exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
              /(b)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
             /(c)/ Includes fair value for assets of $1 million and for liabilities of $(2) million.
             /(d)/ The OTC swap arrangements vary in duration with certain contracts extending into early 1998.
             /(e)/ Includes fair values as of December 31, 1996 and 1995, for assets of $1 million and $4 million and liabilities of $(4) million and $(7) million, respectively.
             /(f)/  The forward currency contract matures in 1998.

--------------------------------------------------------------------------------
26. Fair Value of Financial Instruments

             Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 25, page M-18, by individual balance sheet account. As described in Note 3, page M-9, the Marathon Group's specifically attributed financial instruments and the Marathon Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                                 1996               1995
                                                                         -------------------  -----------------
                                                                           Fair     Carrying    Fair   Carrying
             (In millions)                        December 31             Value      Amount    Value    Amount
             ---------------------------------------------------------------------------------------------------

             Financial assets:
              Cash and cash equivalents                                   $   32     $   32   $   77    $   77
              Receivables                                                    613        613      552       552
              Investments and long-term receivables                          204        163       98        62
                                                                          ------     ------   ------    ------
                  Total financial assets                                  $  849     $  808   $  727    $  691
             ---------------------------------------------------------------------------------------------------

             Financial liabilities:
              Notes payable                                               $   59     $   59   $   31    $   31
              Accounts payable                                             1,385      1,385    1,245     1,245
              Accrued interest                                                75         75       94        94
              Long-term debt (including amounts due within one year)       3,062      2,882    3,985     3,696
                                                                          ------     ------   ------  --------
                  Total financial liabilities                             $4,581     $4,401   $5,355    $5,066
             ---------------------------------------------------------------------------------------------------

                Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.
                In addition to certain derivative financial instruments
             disclosed in Note 25, page M-18, the Marathon Group's unrecognized financial instruments consist of accounts receivables sold subject to limited recourse and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 21, page M-17, and for details relating to financial guarantees see Note 27, page M-20.

--------------------------------------------------------------------------------
27. Contingencies and Commitments

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

             Environmental matters -
                The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1996, and December 31, 1995, accrued liabilities for remediation totaled $37 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $23 million at December 31, 1996, and $22 million at December 31, 1995.
                For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1996 and 1995, such capital expenditures totaled $66 million and $50 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
                At December 31, 1996, and December 31, 1995, accrued liabilities for platform abandonment and dismantlement totaled $118 million and $128 million, respectively.

             Guarantees -
                Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $46 million and $18 million at December 31, 1996, and December 31, 1995, respectively. As of December 31, 1996, the largest guarantee for a single affiliate was $39 million.
                At December 31, 1996, and December 31, 1995, the Marathon
             Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $176 million and $187 million, respectively. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

             Commitments -
                At December 31, 1996, and December 31, 1995, contract
             commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $388 million and $112 million, respectively.

Selected Quarterly Financial Data (Unaudited)



                                                1996                                 1995
                             -------------------------------------   ------------------------------------------------------
(In millions, except per
 share data)                 4th Qtr.   3rd Qtr.   2nd Qtr.    1st Qtr.   4th Qtr.       3rd Qtr.     2nd Qtr.    1st Qtr.
---------------------------------------------------------------------------------------------------------------------------
Revenues                      $4,439     $4,195     $4,071     $3,627     $3,517/(a)/   $3,494/(a)/  $3,530/(a)/  $3,338/(a)/
Operating income (loss)          305        318        234        377       (523)/(a)/     173/(a)/     251/(a)/     212/(a)/
 Operating costs include:
   Inventory market
    valuation
    charges (credits)            (30)       (96)        72       (155)       (35)           51            2          (88)
   Impairment of
    long-lived assets              -          -          -         -         659            -             -           -
Income (loss) before
 extraordinary loss              167        164        124        216       (365)           97           108          77
Net income (loss)                160        164        124        216       (366)           93           108          77
---------------------------------------------------------------------------------------------------------------------------
Marathon Stock data:
--------------------
Income (loss) before extraordinary
 loss applicable to
 Marathon Stock               $  167     $  164     $  124     $  216     $ (365)       $   96        $  107      $   75
 - Per share: primary            .58        .57        .43        .75      (1.27)          .33           .37         .26
              fully diluted      .57        .57        .43        .74      (1.27)          .33           .37         .26
Dividends paid per share         .19        .17        .17        .17        .17           .17           .17         .17
Price range of Marathon
 Stock/(b)/:
 - Low                            21-1/8     20         19-1/8     17-1/4     17-1/2        19-1/4        17-1/8      15-3/4
 - High                           25-1/2     22-1/8     22-7/8     20-1/2     20-1/8        21-1/2        20-1/4      17-5/8
--------------------------------------------------------------------------------------------------------------------------------


/(a)/ Reclassified to conform to 1996 classifications.
/(b)/ Composite tape.

Principal Unconsolidated Affiliates (Unaudited)


                                                                      December 31, 1996
                 Company                                Country           Ownership          Activity
-----------------------------------------------------------------------------------------------------------------------
CLAM Petroleum Company                                Netherlands           50%        Oil & Gas Production
Kenai LNG Corporation                                 United States         30%        Natural Gas Liquification
LOCAP, Inc.                                           United States         37%        Pipeline & Storage Facilities
LOOP LLC                                              United States         32%        Offshore Oil Port
Sakhalin Energy Investment Company Ltd.               Russia                30%        Oil & Gas Development
-------------------------------------------------------------------------------------------------------------------------


Supplementary Information on Oil and Gas Producing Activities (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-31 through U-34.

Five-Year Operating Summary




                                                                         1996     1995      1994    1993     1992
-----------------------------------------------------------------------------------------------------------------
 Net Liquid Hydrocarbon Production (thousands of barrels
  per day)
  United States                                                            122      132      110      111     118
  International- Europe                                                     51       56       48       26      36
               - Other                                                       8       17       14       19      20
                                                                        ------------------------------------------
     Total Worldwide                                                       181      205      172      156     174
 -----------------------------------------------------------------------------------------------------------------
 Net Natural Gas Production (millions of cubic feet per day)
  United States                                                            676      634      574      529     593
  International- Europe                                                    518/(a)/ 483/(a)/ 382      356     326
               - Other                                                      13       15       18       17      12
                                                                        ------------------------------------------
   Total Consolidated                                                    1,207    1,132      974      902     931
  Equity production - CLAM Petroleum Co.                                    45       44       40       35      41
                                                                        ------------------------------------------
     Total Worldwide                                                     1,252    1,176    1,014      937     972
 -----------------------------------------------------------------------------------------------------------------
 Average Sales Prices
  Liquid Hydrocarbons (dollars per barrel)/(b)/
   United States                                                        $18.58   $14.59   $13.53   $14.54  $16.47
   International                                                         20.34    16.66    15.61    16.22   18.95
  Natural Gas (dollars per thousand cubic feet)/(b)/
   United States                                                        $ 2.09   $ 1.63   $ 1.94   $ 1.94  $ 1.60
   International                                                          1.97     1.80     1.58     1.52    1.77
 -----------------------------------------------------------------------------------------------------------------
 Net Proved Reserves - year-end
  Liquid Hydrocarbons (millions of barrels)
   Beginning of year                                                       764      795      842      848     868
   Extensions, discoveries and other additions                              82       70       13       21      27
   Improved recovery                                                        19        4        6       24      12
   Revisions of previous estimates                                           5      (18)      (6)       4       5
   Net purchase (sale) of reserves in place                                (12)     (13)       2        2      (3)
   Production                                                              (66)     (74)     (62)     (57)    (61)
                                                                        ------------------------------------------
     Total                                                                 792      764      795      842     848
 -----------------------------------------------------------------------------------------------------------------
  Natural Gas (billions of cubic feet)/(c)/
   Beginning of year                                                     3,720    3,807    3,901    4,030   4,258
   Extensions, discoveries and other additions                             323      339      307      248     148
   Improved recovery                                                        10        1        -       33       6
   Revisions of previous estimates                                          (6)     (39)       3      (21)     54
   Net purchase (sale) of reserves in place                                (43)      17      (45)     (59)    (84)
   Production                                                             (434)    (405)    (359)    (330)   (352)
                                                                        ------------------------------------------
     Total                                                               3,570    3,720    3,807    3,901   4,030
 -----------------------------------------------------------------------------------------------------------------
 U.S. Refinery Operations (thousands of barrels per day)
  In-use crude oil capacity - year-end/(d)/                                570      570      570      570     620
  Refinery runs - crude oil refined                                        511      503      491      549     546
                - other charge and blend stocks                             96       94      107      102      79
  In-use capacity utilization rate                                          90%      88%      86%      90%     88%
 -----------------------------------------------------------------------------------------------------------------
 U.S. Refined Product Sales (thousands of barrels per day)
  Gasoline                                                                 468      445      443      420     404
  Distillates                                                              192      180      183      179     169
  Other products                                                           115      122      117      127     134
                                                                        ------------------------------------------
     Total                                                                 775      747      743      726     707
  Matching buy/sell volumes included in above                               71       47       73       47      56
 -----------------------------------------------------------------------------------------------------------------
 U.S. Refined Product Marketing Outlets - year-end
  Marathon operated terminals                                               51       51       51       51      52
  Retail - Marathon Brand                                                2,392    2,380    2,356    2,331   2,290
         - Emro Marketing Company                                        1,592    1,627    1,659    1,571   1,549
 -----------------------------------------------------------------------------------------------------------------

/(a)/ Includes gas acquired for injection and subsequent resale of 32 million cubic feet per day in 1996 and 35 million cubic feet per day in 1995.
/(b)/  Prices exclude gains/losses from hedging activities.
/(c)/  Includes Marathon's interest in equity affiliate reserves.
/(d)/ The 50,000 barrel per day Indianapolis Refinery was temporarily idled in October 1993.

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

                During 1996, the Marathon Group's financial performance was significantly better than 1995 primarily due to higher worldwide liquid hydrocarbon and natural gas prices. Favorable results also helped the Marathon Group to strengthen its balance sheet and reduce debt by $786 million.

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


Management's Discussion and Analysis of Income

                Revenues for each of the last three years are summarized in the following table:


             (Dollars in millions)                   1996     1995     1994
             -----------------------------------------------------------------

             Refined products                       $ 7,132  $ 6,127  $ 5,622
             Liquid hydrocarbons                      1,111      881      800
             Natural gas/(a)/                         1,194      950      670
             Merchandise                              1,000      941      869
             Transportation and other/(b)/              215      205      354
                                                    -------  -------  -------
             Subtotal                                10,652    9,104    8,315
                                                    -------  -------  -------
             Matching buy/sell transactions/(c)/      2,912    2,067    2,071
             Excise taxes/(c)/                        2,768    2,708    2,542
                                                    -------  -------  -------
              Total revenues/(d)/                   $16,332  $13,879  $12,928
             -----------------------------------------------------------------

             /(a)/ Natural gas revenues in 1996 and 1995 included $181 million and $130 million, respectively, for domestic natural gas purchased for resale ("trading sales") for which costs of purchased gas are reflected in operating costs. Trading sales in 1994 were reflected in revenues on a margin basis and were not significant.
             /(b)/ Includes gains and losses from disposal of operating assets.
             /(c)/ Included in both revenues and operating costs, resulting in no effect on income.
             /(d)/ Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.

                Revenues (excluding matching buy/sell transactions and excise taxes) increased by $1,548 million, or 17%, in 1996 from 1995 and by $789 million, or 9%, in 1995 from 1994. The increase in 1996 primarily resulted from higher average refined product, worldwide liquid hydrocarbon and natural gas prices, partially offset by lower worldwide liquid hydrocarbon volumes. The increase in 1995 was mainly due to increased volumes and higher average prices for domestic refined products, international natural gas and worldwide liquid hydrocarbons, and increased volumes for domestic natural gas, partially offset by a decrease in net gains on operating asset disposals and lower average prices for domestic natural gas.

             Management's Discussion and Analysis continued

                Operating income and certain items included in operating
             income for each of the last three years are summarized in the following table:

             (Dollars in millions)                                   1996     1995    1994
             -------------------------------------------------------------------------------

             Operating income/(a)/                                   $1,234   $ 113   $ 755
             Less: Certain favorable (unfavorable) items
              Inventory market valuation adjustment/(b)/                209      70     160
              Net gains on certain asset sales                           16       -     166
              Charges for withdrawal from MPA/(c)/                      (10)      -       -
              Certain state tax adjustments/(d)/                        (11)      -      12
              Impairment of long-lived assets/(e)/                        -    (659)      -
              Expected environmental remediation recoveries/(f)/          -      15       -
              Employee reorganization charges/(g)/                        -       -     (42)
                                                                     ------   -----   -----
                 Subtotal                                               204    (574)    296
                                                                     ------   -----   -----
                 Operating income adjusted to exclude above items    $1,030   $ 687   $ 459
              ------------------------------------------------------------------------------

             /(a)/ Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.
             /(b)/ The inventory market valuation reserve reflects the extent to which the recorded costs of crude oil and refined products inventories exceed net realizable value. The balance was zero at December 31, 1996.
             /(c)/ Marine Preservation Association ("MPA") is a non-profit oil spill response group.
             /(d)/ The 1996 amount reflected domestic production tax accruals for prior years; the amount in 1994 related to various settlements.
             /(e)/ Related to adoption of Statement of Financial Accounting
                   Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").
             /(f)/ For expected recoveries from state governments of
                   expenditures related to underground storage tanks at retail marketing outlets.
             /(g)/ Primarily related to employee costs associated with work force reduction programs.

                Adjusted operating income improved by $343 million in 1996 from
             1995, primarily due to higher worldwide liquid hydrocarbon and natural gas prices, reduced depreciation, depletion and amortization ("DD&A") expense, resulting mainly from the fourth quarter 1995 adoption of SFAS No. 121 and property sales, and increased worldwide volumes of natural gas. These favorable effects were partially offset by lower worldwide liquid hydrocarbon volumes, net losses on hedging activities (primarily occurring in the fourth quarter of 1996) and lower refined product margins. Adjusted operating income increased by $228 million in 1995 from 1994, mainly due to increased volumes of worldwide liquid hydrocarbons and natural gas, and higher average prices for worldwide liquid hydrocarbons and international natural gas, partially offset by lower average prices for domestic natural gas. For additional details, see Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity and Management's Discussion and Analysis of Operations.

                Other income increased by $26 million in 1996 from 1995,
             following an increase of $9 million in 1995 from 1994. The increase in 1996 was mainly due to a gain on the sale of an equity interest in a domestic pipeline company. Other income in 1994 included a $10 million unfavorable effect applicable to the Marathon Group's 33% Retained Interest in the USX-Delhi Group. The Retained Interest was eliminated in June 1995.

                Interest and other financial costs decreased by $41 million in
             1996 from 1995, following an increase of $49 million in 1995 from 1994. The decrease in 1996 was mainly due to lower average debt levels, while the increase in 1995 from 1994 was due primarily to a reduction in capitalized interest following the completion during 1994 of projects in the United Kingdom ("U.K.") sector of the North Sea. In addition, interest and other financial costs in 1995 included a $17 million favorable effect for interest on refundable federal income taxes paid in prior years, while 1994 included a $34 million favorable effect resulting from settlement of various state tax issues.

                The credit for estimated income taxes in 1995 included
             incremental tax benefits of $44 million resulting from USX's election to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes. The 1994 income tax provision included a $24 million credit for the reversal of a valuation allowance related to deferred tax assets. For reconciliation of the federal statutory tax rate to total provisions (credits), see Note 17 to the Marathon Group Financial Statements.

                An extraordinary loss on extinguishment of debt of $7 million in
             1996 and $5 million in 1995 represents the portion of the loss on early extinguishment of USX debt attributed to the Marathon Group. For additional information, see Note 7 to the Marathon Group Financial Statements.

                Net income increased by $752 million in 1996 from 1995,
             following a $409 million decrease in 1995 from 1994. The changes in net income and loss between years primarily reflect the factors discussed above.

             Management's Discussion and Analysis continued

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

                Current assets and current liabilities increased by $158 million and $117 million, respectively, from year-end 1995. The increase in current assets mainly reflected increased inventory values, as higher year-end refined product prices resulted in the reduction of the inventory market valuation reserve to zero, and increased trade receivables, mainly due to higher liquid hydrocarbon and natural gas prices. The increase in current liabilities primarily reflected increased trade payables, also due to higher commodity prices.

                Net property, plant and equipment decreased by $223 million from year-end 1995, primarily reflecting DD&A, asset dispositions and dry well write-offs, partially offset by property additions. Asset disposals included interests in oil producing properties in Alaska and certain production properties in Indonesia, the U.K. North Sea and Tunisia.

                Total long-term debt and notes payable at December 31, 1996 was
             $3.0 billion, a $786 million decrease from year-end 1995, mainly reflecting that cash provided from operating activities and the disposal of assets exceeded amounts required for capital expenditures and dividends. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                Net cash provided from operating activities totaled $1,503 million in 1996, compared with $1,044 million in 1995 and $720 million in 1994. Cash provided from operating activities included payments of $39 million and $123 million in 1996 and 1994, respectively, related to certain state tax issues, while 1995 included payments of $96 million representing the Marathon Group's share of the amortized discount on USX's zero coupon debentures. Excluding the effects of these items, net cash from operating activities increased by $402 million in 1996 from 1995, compared with an increase of $297 million in 1995 from 1994. The increase in 1996 was mainly due to favorable working capital changes and improved profitability, while the increase in 1995 primarily reflected increased profitability.

                Capital expenditures for each of the last three years are
             summarized in the following table:

             (Dollars in millions)                                    1996   1995   1994
             ----------------------------------------------------------------------------

             Exploration and production ("Upstream")
              United States                                           $ 424  $ 322  $ 351
              International                                              80    141    185
                                                                      -----  -----  -----
                 Total exploration and production                       504    463    536
             Refining, marketing and transportation ("Downstream")      234    170    209
             Other                                                       13      9      8
                                                                      -----  -----  -----
                 Total                                                $ 751  $ 642  $ 753
             -----------------------------------------------------------------------------

                During 1996, upstream capital spending focused on low-cost, low-
             risk development and exploitation projects, including initial expenditures to develop exploration successes in the Gulf of Mexico. In addition, approximately $36 million was spent acquiring producing properties in and around core areas of operations in Texas, Wyoming and Alaska, resulting in reserve additions of 28 million barrels of oil equivalent ("BOE"). Downstream spending in 1996 mainly consisted of upgrading and expanding Emro Marketing Company's network of retail outlets, and refinery modification projects. Contract commitments for capital expenditures at year-end 1996 were $388 million, compared with $112 million at year-end 1995.

                Capital expenditures in 1997 are expected to increase to
             approximately $1 billion, with actual spending dependent upon market conditions and available business opportunities. Domestic upstream projects planned for 1997 include development of the Green Canyon 244 (Troika), Viosca Knoll 786 (Petronius) and Ewing Bank 963 (Arnold) fields in the Gulf of Mexico, while international upstream projects include development of the West Brae field in the U.K. North Sea and the Tchatamba field, offshore Gabon. Downstream spending will primarily consist of retail marketing upgrading and expansion projects and refinery modifications.

                Also in 1997, other investing activities are anticipated to include approximately $100 million for capital projects of equity affiliates, including the Nautilus natural gas pipeline project in the Gulf of Mexico and the Sakhalin II project in the Russian Far East Region.

                Future capital expenditures and investments can be affected by industry supply and demand factors, levels of cash flow from operations, unforeseen hazards such as weather conditions, and/or by delays in obtaining government or partner approval, which could affect the timing of completion of particular capital projects. In addition, levels of investments may be affected by the ability of equity affiliates to obtain external financing.

                Cash from disposal of assets was $282 million in 1996, compared with $77 million in 1995 and $263 million in 1994. Proceeds in 1996 primarily reflected the disposal of Alaskan oil properties, sales of interests in certain oil and gas production properties in Indonesia, U.K. North Sea and Tunisia, and the sale of an equity interest in a domestic pipeline company. Proceeds in 1995 were mainly from

             Management's Discussion and Analysis continued

             the sales of certain domestic production properties, mainly in the Illinois Basin, the stock of FWA Drilling Company, Inc., and certain downstream assets. Proceeds in 1994 mainly reflected sales of the assets of a retail propane marketing subsidiary and certain domestic oil and gas production properties.

                Deposit in property exchange trust of $98 million in 1996
             represents the deposit of a large portion of the proceeds from the disposal of oil production properties in Alaska into an interest-bearing escrow account for use in future property acquisitions.

                Financial obligations decreased by $770 million in 1996 as net cash provided from operating activities and asset sales significantly exceeded cash used for capital expenditures and dividend payments. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group. For discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity.

                Dividends paid in 1996 increased from 1995, mainly due to an increase of two cents per share in the quarterly USX-Marathon Group Common Stock dividend rate declared October 29, 1996.

             Derivative Instruments

                In the normal course of its business, the Marathon Group is exposed to market risk, or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. The Marathon Group uses commodity-based derivative instruments such as exchange-traded futures contracts and options, and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk. Marathon's exchange-traded derivative activities are conducted primarily on the New York Mercantile Exchange ("NYMEX"). The Marathon Group's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on futures contracts and swaps generally offset the effects of price changes in the underlying commodity. However, certain derivative instruments have the effect of converting fixed price equity natural gas production to variable market-based prices. These instruments are used as part of Marathon's overall risk management programs.

                While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. During the fourth quarter of 1996, certain hedging strategies matured which limited the Marathon Group's ability to benefit from favorable market price increases on the sales of equity crude oil and natural gas production, resulting in pretax hedging losses of $33 million. In total, Marathon's upstream operations recorded $38 million of pretax hedging losses in 1996, compared with net gains of $10 million in 1995. Marathon's downstream operations generally use derivative instruments to protect margins on fixed price sales of refined products, to protect carrying values of inventories and to lock-in benefits from certain raw material purchases. In total, downstream operations recorded pretax hedging losses of $22 million in 1996, $4 million in 1995 and $14 million in 1994. Essentially, all such losses and gains were offset by changes in the realized prices of the underlying hedged commodities, with the net effect approximating the targeted results of the hedging strategies. For additional information relating to derivative instruments, including aggregate contract values, and fair values, where appropriate, see Note 25 to the Marathon Group Financial Statements.

                The Marathon Group is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, NYMEX contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be produced and sold in the Western United States at prices that do not move in strict correlation with futures prices. To the extent that commodity price changes in one region are not reflected in other regions, derivative instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to most of the basis risk.

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

                The Marathon Group is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, exposure to liquidity risk is relatively low for exchange-traded transactions.

             Management's Discussion and Analysis continued

                The Marathon Group is exposed to the credit risk of
             nonperformance by counterparties in derivative transactions. Internal controls used to manage credit risk include ongoing reviews of credit worthiness of counter-parties and the use of master netting agreements, to the extent practicable, and full performance is anticipated.

                Based on a strategic approach of limiting its use of derivative instruments principally to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose the Marathon Group to material risk. While such use could materially affect the Marathon Group's results of operations in particular quarterly or annual periods, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 2 to the Marathon Group Financial Statements.

             Liquidity
                For discussion of USX's liquidity and capital resources, see USX
             Consolidated Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity.

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

             Marathon Group environmental expenditures for each of the last three years were/(a)/:

              (Dollars in millions)       1996   1995   1994
              -----------------------------------------------

             Capital                     $  66  $  50  $  70
             Compliance
              Operating & maintenance       75    102    106
              Remediation/(b)/              26     37     25
                                         -----  -----  -----
               Total                     $ 167  $ 189  $ 201
              ------------------------------------------------

             /(a)/ Estimates are based on American Petroleum Institute survey guidelines.
             /(b)/ These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries.

                The Marathon Group's environmental capital expenditures
             accounted for 9% of total capital expenditures in 1996 and 1994, and 8% in 1995.

                During 1994 through 1996, compliance expenditures represented 1%
             of the Marathon Group's total operating costs. Remediation spending during this period was primarily related to retail marketing outlets which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

                USX has been notified that it is a potentially responsible party
             ("PRP") at 16 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1996. In addition, there are 13 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 69 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See
             Note 27 to the Marathon Group Financial Statements.

                In 1997, USX will adopt American Institute of Certified Public
             Accountants Statement of Position No. 96-1 - "Environmental Remediation Liabilities", which recommends that companies include direct costs in accruals for remediation liabilities. These costs include external

             Management's Discussion and Analysis continued

             legal fees applicable to the remediation effort and internal administrative costs for attorneys and staff, among others. Adoption could result in remeasurement of certain remediation accruals and a corresponding charge to operating income. USX is conducting a review of its remediation liabilities and, at this time, is unable to project the effect, if any, of adoption.

                New or expanded environmental requirements, which could increase the Marathon Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the Marathon Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1997. The Marathon Group's capital expenditures for environmental controls are expected to be approximately $55 million in 1997. Predictions beyond 1997 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $60 million in 1998; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 27 to the Marathon Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See USX Consolidated Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity.

Management's Discussion and Analysis of Operations

                The Marathon Group's operating income and average volumes and selling prices for each of the last three years were as follows:


                         Operating Income (Loss) /(a)/

             (Dollars in millions)                                   1996     1995    1994
             ------------------------------------------------------------------------------

             Exploration and production (Upstream)
              Domestic                                              $  534   $ 309   $ 173
              International                                            368     174      59
                                                                    ------   -----   -----
               Total exploration and production                        902     483     232
             Refining, marketing and transportation (Downstream)       268     304     435
             Gas gathering and processing                                5       2       -
             Administrative/(b)/                                      (150)    (87)    (72)
                                                                    ------   -----   -----
                                                                     1,025     702     595
             Impairment of long-lived assets/(c)/                        -    (659)      -
             Inventory market valuation reserve adjustment             209      70     160
                                                                    ------   -----   -----
             Total                                                  $1,234   $ 113   $ 755
             ------------------------------------------------------------------------------

             /(a)/ Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.
             /(b)/ Includes the portion of the Marathon Group's administrative costs not allocated to the operating components and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
             /(c)/ Reflects adoption of SFAS No. 121, effective October 1,
                   1995. Consists of $(343) million related to Domestic upstream, $(190) million related to International upstream, and $(126) million related to Downstream.

             Management's Discussion and Analysis continued



                                                 Average Volumes and Selling Prices
                                                                                      1996    1995    1994
             -----------------------------------------------------------------------------------------------

             (thousands of barrels per day)
             Net liquids production/(a)/ - U.S.                                         122     132     110
                                         - International/(b)/                            59      73      62
                                                                                     ------  ------  ------
                                         - Total Consolidated                           181     205     172
             (millions of cubic feet per day)
             Net natural gas production- U.S.                                           676     634     574
                                       - International - equity                         499     463     400
                                       - International - other/(c)/                      32      35       -
                                                                                     ------  ------  ------
                                       - Total Consolidated                           1,207   1,132     974
             ------------------------------------------------------------------------------------------------
             (dollars per barrel)
             Liquid hydrocarbons/(a)(d)/- U.S.                                       $18.58  $14.59  $13.53
                                        - International                               20.34   16.66   15.61
             (dollars per mcf)
             Natural gas/(d)/           - U.S.                                       $ 2.09  $ 1.63  $ 1.94
                                        - International - equity                       1.97    1.80    1.58
             ------------------------------------------------------------------------------------------------

             /(a)/ Includes crude oil, condensate and natural gas liquids. /(b)/ Represents equity tanker liftings, truck deliveries and direct deliveries.
             /(c)/ Represents gas acquired for injection and subsequent resale.
             /(d)/ Prices exclude gains/losses from hedging activities.

                Domestic upstream operating income increased by $225 million in
             1996 from 1995, following an increase of $136 million in 1995 from 1994. The improvement in 1996 was primarily due to higher average liquid hydrocarbon and natural gas prices, reduced DD&A expense resulting, in part, from the fourth quarter 1995 adoption of SFAS No. 121, and increased natural gas volumes, partially offset by lower liquid hydrocarbon volumes, net losses on hedging activities, higher exploration expense and an unfavorable production tax adjustment for prior years. The increase in natural gas volumes of 42 million cubic feet per day ("mmcfd") was mainly due to Alaskan demand and production increases from the Indian Basin field in New Mexico and the Cotton Valley Reef area in east Texas. The decrease in liquid hydrocarbon volumes of 10,000 barrels per day ("bpd") was primarily due to lower production from Ewing Bank Block 873 and other mature properties and from the 1995 sale of Illinois Basin production operations.

                The increase in 1995 from 1994 mainly reflected increased
             volumes for liquid hydrocarbons and natural gas, higher average prices for liquid hydrocarbons, reduced DD&A expense following the adoption of SFAS No. 121 and the absence of $18 million of employee reorganization charges, which were recorded in 1994. These favorable factors were partially offset by lower average prices for natural gas and the absence of net gains recorded in 1994 on the disposal of certain oil and gas properties.

                International upstream operating income increased by $194
             million in 1996 from 1995, following an increase of $115 million in 1995 from 1994. The improvement in 1996 primarily reflected higher average liquid hydrocarbon and natural gas prices, reduced DD&A expense resulting, mainly, from property sales and the adoption of SFAS No. 121, lower exploration expense and increased natural gas volumes, partially offset by lower liquid hydrocarbon volumes. Operating income in 1996 also included a gain on the sale of certain production properties in the U.K. North Sea. The increase in natural gas volumes of 33 mmcfd was mainly due to increased demand in the United Kingdom, while the 14,000 bpd decrease in liquid hydrocarbon volumes resulted primarily from the sale of production properties in Indonesia and Tunisia and lower production from the U.K. North Sea. The decrease in U.K. North Sea liquid recoveries mainly reflects the continued reservoir complexity issues which have tempered East Brae production and normal declines from the mature Brae-area properties.

                The increase in 1995 from 1994 was due mainly to increased volumes and higher average prices for liquid hydrocarbons and natural gas and reduced DD&A expense following the adoption of SFAS No. 121. In addition, operating income in 1994 included employee reorganization charges of $9 million.

                Downstream operating income decreased by $36 million in 1996, following a decrease of $131 million in 1995. The decrease in 1996 was mainly due to lower refined product margins as increases in wholesale and retail prices were unable to keep up with the increased costs of acquiring crude oil and other feedstocks. In addition, 1996 results included a $10 million charge for the withdrawal from the MPA, a non-profit oil response group, while 1995 results included a $15 million favorable noncash adjustment for expected environmental remediation recoveries.

             Management's Discussion and Analysis continued

                The decrease in 1995 from 1994 was primarily due to the
             absence of a gain recorded in 1994 on the sale of the assets of a retail propane marketing subsidiary and lower refined product margins, partially offset by lower maintenance expense for refinery turnaround activity and the $15 million favorable adjustment for expected environmental remediation recoveries. In addition, downstream operating income in 1994 included employee reorganization charges of $14 million, partially offset by $11 million of operating income from a retail propane marketing subsidiary, the assets of which were sold in September 1994.

                Administrative expense increased by $63 million in 1996 from
             1995, following an increase of $15 million in 1995 from 1994. Effective with the first quarter of 1996, Marathon revised the method of distributing costs of certain administrative services to the operating components in order to optimize the utilization of these services. Under the new approach, upstream and downstream operating components are billed for direct services; unbilled services are included in "Administrative." As a result, 1996 administrative expenses included an estimated $49 million of costs that were allocated to other operating components in 1995, with approximately 50% of these costs previously distributed to upstream components and 50% to the downstream component. Excluding this effect, the increase in administrative expenses was mainly due to accruals for a new variable pay plan for certain employees that was initiated in 1996, which makes a portion of employee total compensation contingent upon the successful achievement of several company-wide operational and financial performance objectives.

                The increase in administrative expense in 1995 from 1994
             primarily reflected the 1995 partial funding of the USX Foundation, a 1994 curtailment gain related to postretirement benefits other than pensions, and lower 1995 general administrative expense allocations to the upstream and downstream operating components.

             Outlook
                The outlook regarding the Marathon Group's sales levels, margins and income is largely dependent upon future prices and volumes of crude oil, natural gas and refined products. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world's major oil and gas producing areas, including OPEC member countries. Any substantial decline in such prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

                For the oil and gas industry in general, world oil demand growth is expected to be slightly more than two percent during 1997 with growth in the U.S. accounting for just over one half of this demand increase. On the supply side, worldwide crude oil supplies have been boosted by the United Nations supervised humanitarian sale of Iraqi crude, as well as by the start-up of new fields in the North Sea. In addition, crude oil supplies are forecast to rise throughout 1997 as a number of new fields come on stream throughout the world, primarily in non-OPEC areas. Natural gas markets are expected to continue modest growth in 1997, primarily in the utility and industrial sectors. Supply capabilities from domestic fields are projected to increase since drilling activity has remained robust.

                With respect to Marathon's upstream operations, worldwide liquid hydrocarbon volumes are expected to decline by seven percent in 1997, primarily reflecting natural production declines of mature fields and the disposal of Alaskan oil properties, partially offset by projected new production from the Green Canyon 244 field in the Gulf of Mexico, onshore Texas properties and the West Brae field in the U.K. North Sea. Marathon's worldwide natural gas volumes in 1997 are expected to remain consistent with 1996 volumes, in the range of 1.2 to 1.3 billion cubic feet per day, as natural declines in mature international fields will be offset by anticipated increases in domestic production. These projections are based on known discoveries and do not include any additions from acquisitions or future exploratory drilling. Some of the major upstream projects currently underway or under evaluation, which are expected to add reserves and improve future income streams, are briefly described below.

                Marathon and its co-venturer are moving ahead with design and construction of "Petronius," a $430 million deepwater Gulf of Mexico drilling and production project on Viosca Knoll Block 786. Marathon has a 50% interest in this project. Production is expected to begin in early 1999 from this discovery, which has estimated reserves of 90-100 million gross BOE.

                In 1996, Marathon announced a discovery on Ewing Bank Block 963,
             135 miles south of New Orleans, Louisiana, in 1,740 feet of water. A second well confirmed commercial hydrocarbon reserves of approximately 30 million gross BOE. A third well was drilled in 1997 and temporarily abandoned, pending further evaluation. It is expected three wells will be completed subsea and tied back to the Marathon-operated Ewing Bank 873 platform, which is located eight miles to the northwest. First production is expected in the first quarter of 1998. Marathon owns a 62.5% working interest in this discovery.

             Management's Discussion and Analysis continued

                In late 1996, Marathon announced a discovery on Ewing Bank
             Block 917. This well is also expected to be completed subsea and tied back to the Ewing Bank 873 platform, which is located three miles to the north. This single-well development is expected to recover about 10 million gross BOE, with first production projected for early 1998. Marathon owns a 66.67% working interest in this discovery.

                Continued success is expected in the Cotton Valley Reef trend in east Texas, with five additional wells planned for drilling in 1997. Three new wells were brought on production during 1996, and two additional wells were completed in early 1997 from the 1996 drilling program with one well awaiting completion. Marathon has also secured drilling rights on an additional 50,000 net acres in the trend area, bringing its total leasehold position to nearly 90,000 net acres.

                In 1996, U.K. government approval was given to Marathon and its co-venturers for development of the West Brae field in the U.K. North Sea. West Brae will be a subsea development tied back to the nearby Marathon-operated Brae 'A' platform. Early in 1997, an agreement was reached to develop the field jointly with the Sedgwick field, which is owned by a separate consortium. Production is anticipated to begin in late 1997, and the two fields are expected to produce at a combined peak rate of 27,000 gross bpd in 1998. Marathon will operate the joint development with a 28.1% interest. Combined reserves of the two fields are estimated to be 44 million gross barrels of oil.

                In 1996, Marathon and its partner drilled a successful
             delineation well on the Tchatamba discovery, offshore Gabon. Oil production is expected to start in early 1998 and peak at 15,000 gross bpd at this field, where Marathon is the operator with a 75% interest in the Kowe Permit Production Sharing Contract.

                The Marathon Group holds a 30% interest in Sakhalin Energy
             Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II Project. The Sakhalin II Production Sharing Contract ("PSC") was signed in June 1994 for the development of the Piltun-Astokhskoye ("PA") oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. During 1995, the Russian government enacted a production sharing law. Licenses were granted to Sakhalin Energy for the two fields in 1996. On June 15, 1996, Commencement Date was effective under the PSC, at which time appraisal activities commenced. Sakhalin Energy is currently seeking approval for the first phase of a development of the PA field, which develops the Astokh feature utilizing an arctic-class mobile drilling vessel. In anticipation of Russian approval, Sakhalin Energy has taken steps to commence the first phase by awarding construction and equipment contracts. Subject to timely approval, first production from the PA field could be realized as early as mid-1999, with sales forecast to average 45,000 gross bpd annually as early as 2000. This is based on six months of offshore loading operations during the ice-free weather window at an estimated production rate of 90,000 gross bpd. Further development remains subject to passage of legislation or equivalent measures that enables implementation of the terms of the PSC. As recently approved by the Russian State Reserve Committee, the PA and Lunskoye fields are estimated to contain combined reserves of one billion barrels of liquid hydrocarbons and 14 trillion cubic feet of natural gas.

                With respect to Marathon's downstream business, major
             maintenance shutdowns ("turnarounds") are planned for the Texas City (TX) and Robinson (IL) refineries during the first half of 1997. Each turnaround is expected to last about one month. A major turnaround is also scheduled for the Garyville (LA) refinery in the first quarter of 1998. Marathon's 1997 refined product sales volumes are expected to remain consistent with 1996 levels at approximately 776,000 bpd.

                In January 1997, Marathon and its co-venturer announced plans to develop polymer grade propylene and polypropylene facilities at Marathon's Garyville refinery. Marathon's part of the project includes construction of purification facilities to produce 800 million pounds per year of polymer grade propylene from the current refinery feedstock stream. The co-venturer will construct and market output from an 800 million pounds-per-year polypropylene facility. Plant start-up is slated for 1999.

                The above discussions of projects, expected production and sales levels, reserves and dates of initial production are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, and geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, development plans need to be finalized prior to final commitment by the shareholders of Sakhalin Energy. In addition, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law. To the extent these assumptions prove inaccurate, actual results could be materially different than present expectations.

     U.S. Steel Group


             Index to Financial Statements, Supplementary Data and Management's Discussion and Analysis

                                                     Page
                                                     ----
Explanatory Note Regarding Financial Information...  S-2

Management's Report................................  S-3

Audited Financial Statements:

  Report of Independent Accountants................  S-3
  Statement of Operations..........................  S-4
  Balance Sheet....................................  S-5
  Statement of Cash Flows..........................  S-6
  Notes to Financial Statements....................  S-7

Selected Quarterly Financial Data................  S-21

Principal Unconsolidated Affiliates..............  S-22

Supplementary Information........................  S-22

Five-Year Operating Summary......................  S-23

Management's Discussion and Analysis.............  S-24


  U. S. Steel Group



             Explanatory Note Regarding Financial Information


             Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the U. S. Steel Group, the Marathon Group and the Delhi Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of USX-U. S. Steel Group Common Stock, USX-Marathon Group Common Stock and USX-Delhi Group Common Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

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

             Thomas J. Usher                      Robert M. Hernandez              Kenneth L. Matheny
             Chairman, Board of Directors         Vice Chairman                    Vice President
             & Chief Executive Officer            & Chief Financial Officer        & Comptroller


             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying financial statements appearing on pages S-4 through S-20 present fairly, in all material respects, the financial position of the U. S. Steel Group at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                As discussed in Note 4, page S-9, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets.

                The U. S. Steel Group is a business unit of USX Corporation (as described in Note 1, page S-7); accordingly, the financial statements of the U. S. Steel Group should be read in connection with the consolidated financial statements of USX Corporation.



             Price Waterhouse LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 11, 1997

Statement of Operations

             (Dollars in millions)                                                            1996          1995          1994
             ------------------------------------------------------------------------------------------------------------------
             Revenues                                                                      $ 6,547       $ 6,475       $ 6,077
             Operating costs:
              Cost of sales (excludes items shown below)                                     5,829         5,565         5,342
              Selling, general and administrative expenses (Note 11,  page S-12)              (165)         (134)         (121)
              Depreciation, depletion and amortization                                         292           318           314
              Taxes other than income taxes                                                    231           210           218
              Impairment of long-lived assets (Note 4, page S-9)                                 -            16             -
                                                                                           -------       -------   -----------
                 Total operating costs                                                       6,187         5,975         5,753
                                                                                           -------       -------   -----------
             Operating income                                                                  360           500           324
             Gain on affiliate stock offering (Note 5,  page S-9)                               53             -             -
             Other income (Note 7,  page S-10)                                                  70            82            64
             Interest and other financial income (Note 7,  page S-10)                            4             8            12
             Interest and other financial costs (Note 7,  page S-10)                          (120)         (137)         (152)
                                                                                           -------       -------   -----------
             Income before income taxes and extraordinary loss                                 367           453           248
             Less provision for estimated income taxes (Note 13,  page S-14)                    92           150            47
                                                                                           -------       -------   -----------
             Income before extraordinary loss                                                  275           303           201
             Extraordinary loss (Note 6,  page S-9)                                             (2)           (2)            -
                                                                                           -------       -------   -----------
             Net income                                                                        273           301           201
             Dividends on preferred stock                                                      (22)          (24)          (25)
                                                                                           -------       -------   -----------
             Net income applicable to Steel Stock                                          $   251       $   277   $       176
             ------------------------------------------------------------------------------------------------------------------

             Income Per Common Share of Steel Stock
                                                                                              1996          1995          1994
             ------------------------------------------------------------------------------------------------------------------
             Primary:
             Income before extraordinary loss
              applicable to Steel Stock                                                    $  3.00       $  3.53    $     2.35
             Extraordinary loss                                                               (.02)         (.02)            -
                                                                                           -------       -------    ----------
             Net income applicable to Steel Stock                                          $  2.98       $  3.51    $     2.35
             Fully Diluted:
             Income before extraordinary loss
              applicable to Steel Stock                                                    $  2.97       $  3.43    $     2.33
             Extraordinary loss                                                               (.02)         (.02)            -
                                                                                           -------       -------    ----------
             Net income applicable to Steel Stock                                          $  2.95       $  3.41    $     2.33
             Weighted average shares, in thousands
                       - primary                                                            84,037        79,088        75,184
                       - fully diluted                                                      85,933        89,438        78,624
             ------------------------------------------------------------------------------------------------------------------

             See Note 22, page S-18, for a description of net income per common share.
             The accompanying notes are an integral part of these financial statements.

Balance Sheet

             (Dollars in millions)                                           December 31           1996         1995
             ------------------------------------------------------------------------------------------------------------------
             Assets
             Current assets:
              Cash and cash equivalents                                                          $   23       $   52
              Receivables, less allowance for doubtful accounts
               of $23 and $18 (Note 19,  page S-16)                                                 580          614
              Inventories (Note 16,  page S-15)                                                     648          601
              Deferred income tax benefits (Note 13,  page S-14)                                    177          177
                                                                                                 ------       ------
                 Total current assets                                                             1,428        1,444
             Investments and long-term receivables,
              less reserves of $17 and $23 (Note 15,  page S-15)                                    621          613
             Property, plant and equipment - net (Note 18,  page S-16)                            2,551        2,512
             Long-term deferred income tax benefits (Note 13,  page S-14)                           217          362
             Prepaid pensions (Note 11,  page S-12)                                               1,734        1,546
             Other noncurrent assets                                                                 29           44
                                                                                                 ------       ------
                 Total assets                                                                    $6,580       $6,521
             ------------------------------------------------------------------------------------------------------------------
             Liabilities
             Current liabilities:
              Notes payable                                                                      $   18       $    8
              Accounts payable                                                                      667          826
              Payroll and benefits payable                                                          365          389
              Accrued taxes                                                                         154          180
              Accrued interest                                                                       22           23
              Long-term debt due within one year (Note 9,  page S-11)                                73           93
                                                                                                 ------       ------
                 Total current liabilities                                                        1,299        1,519
             Long-term debt (Note 9,  page S-11)                                                  1,014          923
             Employee benefits (Note 12,  page S-13)                                              2,430        2,424
             Deferred credits and other liabilities                                                 207          247
             Preferred stock of subsidiary (Note 8,  page S-10)                                      64           64
                                                                                                 ------       ------
                 Total liabilities                                                                5,014        5,177
                                                                                                 ------       ------
             Stockholders' Equity (Note 20,  page S-17)
             Preferred stock                                                                          7            7
             Common stockholders' equity                                                          1,559        1,337
                                                                                                 ------       ------
                 Total stockholders' equity                                                       1,566        1,344
                                                                                                 ------       ------
                 Total liabilities and stockholders' equity                                      $6,580       $6,521
             ------------------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

             (Dollars in millions)                                                             1996          1995          1994
             ------------------------------------------------------------------------------------------------------------------
             Increase (decrease) in cash and cash equivalents
             Operating activities:
             Net income                                                                       $ 273         $ 301         $ 201
             Adjustments to reconcile to net cash provided
              from operating activities:
               Extraordinary loss                                                                 2             2             -
               Depreciation, depletion and amortization                                         292           318           314
               Pensions                                                                        (185)         (323)         (136)
               Postretirement benefits other than pensions                                       21             -            66
               Deferred income taxes                                                            150           133            93
               Gain on disposal of assets                                                       (16)          (21)          (12)
               Gain on affiliate stock offering                                                 (53)            -             -
               Payment of amortized discount on zero coupon debentures                            -           (28)            -
               Impairment of long-lived assets                                                    -            16             -
               Changes in: Current receivables  - sold                                            -             -            10
                                                - operating turnover                            (10)          107          (145)
                       Inventories                                                              (47)          (14)          (29)
                       Current accounts payable and accrued expenses                           (193)          160          (344)
               All other - net                                                                 (148)          (64)           60
                                                                                               ----         -----         -----
                 Net cash provided from operating activities                                     86           587            78
                                                                                               ----         -----         -----
             Investing activities:
             Capital expenditures                                                              (337)         (324)         (248)
             Disposal of assets                                                                 161            67            19
             All other - net                                                                     37             5           (22)
                                                                                              -----         -----         -----
                 Net cash used in investing activities                                         (139)         (252)         (251)
                                                                                              -----         -----         -----
             Financing activities (Note 3,  page S-8):
             Decrease in U. S. Steel Group's share of
              USX consolidated debt                                                             (31)         (399)          (57)
             Specifically attributed debt:
               Borrowings                                                                       113             -             4
               Repayments                                                                        (5)           (4)          (29)
             Attributed preferred stock of subsidiary                                             -             -            62
             Issuance of common stock of subsidiary                                               -             -            11
             Preferred stock redeemed                                                             -           (25)            -
             Steel Stock issued                                                                  51           218           221
             Dividends paid                                                                    (104)          (93)          (98)
                                                                                              -----         -----         -----
                 Net cash provided from (used in) financing activities                           24          (303)          114
                                                                                              -----         -----         -----
             Net increase (decrease) in cash and cash equivalents                               (29)           32           (59)
             Cash and cash equivalents at beginning of year                                      52            20            79
                                                                                              -----         -----         -----
             Cash and cash equivalents at end of year                                         $  23         $  52         $  20
             ------------------------------------------------------------------------------------------------------------------

             See Note 10, page S-11, for supplemental cash flow information. The accompanying notes are an integral part of these financial statements.

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

                Investments in entities over which the U. S. Steel Group has significant influence are accounted for using the equity method of accounting and are carried at the U. S. Steel Group's share of net assets plus advances. The proportionate share of income from these equity investments is included in other income. Gains or losses from a change in ownership interest of an affiliate stock are recognized in income in the period of change. Investments in companies whose stock has no readily determinable fair value are carried at cost. Income from these investments is recognized when dividends are received and is included in other financial income.

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

             Derivative instruments - The U. S. Steel Group engages in commodity risk management activities within the normal course of its business as an end-user of derivative instruments (Note 24, page S-18). Management is authorized to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. The U. S. Steel Group's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income as cost of sales in the same period as the underlying transaction. OTC swaps are off-balance-sheet instruments. The effect of changes in the market indices related to OTC swaps are recorded and recognized in income with the underlying transaction. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate.

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

             Long-lived assets - Depreciation is generally computed using a modified straight-line method based upon estimated lives of assets and production levels. The modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

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

                The U. S. Steel Group evaluates impairment of its long-lived assets on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market value analysis.

             Environmental remediation - The U. S. Steel Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action.

             Postemployment benefits - The U. S. Steel Group recognizes an obligation to provide postemployment benefits, primarily for disability-related claims covering indemnity and medical payments. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions, including an appropriate discount rate, analogous to the required methodology for measuring pension and other postretirement benefit obligations. Actuarial gains and losses are deferred and amortized over future periods.

             Insurance - The U. S. Steel Group is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

             Reclassifications - Certain reclassifications of prior years' data have been made to conform to 1996 classifications.

--------------------------------------------------------------------------------
3. Corporate Activities

             Financial activities - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the U. S. Steel Group, the Marathon Group and the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See
             Note 8, page S-10, for the U. S. Steel Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collateralized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

             Corporate general and administrative costs - Corporate general and administrative costs are allocated to the U. S. Steel Group, the Marathon Group and the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the U. S. Steel Group were $29 million in 1996, $30 million in 1995 and $28 million in 1994, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities. Allocations in 1995 and 1994 have been adjusted to reflect comparable charges paid directly by the U. S. Steel Group commencing in 1996.

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

--------------------------------------------------------------------------------
4. Impairment of Long-Lived Assets

             In 1995, USX adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impaired assets included certain iron ore mineral rights and surplus real estate holdings. The predominant method used to determine fair value was comparable market value analysis. The impairment charge recognized in 1995 operating costs for these assets was $16 million.

--------------------------------------------------------------------------------
5. Gain on Affiliate Stock Offering

             In 1996, an aggregate of 6.9 million shares of RMI Titanium Company
             (RMI) common stock was sold in a public offering at a price of $18.50 per share and total net proceeds of $121 million. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. The U. S. Steel Group recognized a total pretax gain of $53 million, of which $34 million was attributable to the shares sold by USX and $19 million was attributable to the increase in value of its investment as a result of the shares sold by RMI. The income tax effect related to the total gain was $19 million. As a result of this transaction, USX's ownership in RMI decreased from approximately 50% to 27%. The U. S. Steel Group continues to account for its investment in RMI under the equity method of accounting.


--------------------------------------------------------------------------------
6. Extraordinary Loss

             On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of debt, resulting in an extraordinary loss to the U. S. Steel Group of $2 million, net of a $1 million income tax benefit. In 1995, USX extinguished $553 million of debt prior to maturity, which resulted in an extraordinary loss to the U. S. Steel Group of $2 million, net of a $1 million income tax benefit.

--------------------------------------------------------------------------------
7. Other Items


             (In millions)                                                       1996    1995    1994
             -----------------------------------------------------------------------------------------
             Other income:
              Income from affiliates - equity method                            $  66   $  80   $  59
              Gain on sale of investments                                           1       2       1
              Other income                                                          3       -       4
                                                                                -----   -----   -----
                 Total                                                          $  70   $  82   $  64
             -----------------------------------------------------------------------------------------
             Interest and other financial income/(a)/:
              Interest income                                                   $   4   $   8   $  11
              Other                                                                 -       -       1
                                                                                -----   -----   -----
                 Total                                                              4       8      12
                                                                                -----   -----   -----
             Interest and other financial costs/(a)/:
              Interest incurred                                                   (85)    (98)   (115)
              Less interest capitalized                                             8       5       8
                                                                                -----   -----   -----
               Net interest                                                       (77)    (93)   (107)
              Interest on tax issues                                              (10)    (11)    (12)
              Financial costs on preferred stock of subsidiary                     (5)     (5)     (5)
              Amortization of discounts                                            (2)     (6)    (11)
              Expenses on sales of accounts receivable (Note 19,  page S-16)      (20)    (22)    (16)
              Adjustment to settlement value of indexed debt                       (6)      -       -
              Other                                                                 -       -      (1)
                                                                                -----   -----   -----
                 Total                                                           (120)   (137)   (152)
                                                                                -----   -----   -----
             Net interest and other financial costs/(a)/                        $(116)  $(129)  $(140)
             -----------------------------------------------------------------------------------------

              /(a)/  See Note 3, page S-8, for discussion of USX net interest and other financial costs attributable to the U. S. Steel Group.

--------------------------------------------------------------------------------
8. Financial Activities Attributed to All Three Groups

             The following is U. S. Steel Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in Note 3, page S-8. These amounts exclude debt amounts specifically attributed to a group as described in Note 9, page S-11.

                                                                            U. S. Steel Group                Consolidated USX/(a)/
                                                                            -----------------                --------------------
             (In millions)                          December 31                1996     1995                    1996         1995
             --------------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents                                         $   2   $    9                 $    8        $   47
             Receivables/(b)/                                                      -       14                      -            73
             Long-term receivables/(b)/                                            3        6                     16            29
             Other noncurrent assets/(b)/                                          2        2                      8             8
                                                                               -----   ------                 ------        ------
               Total assets                                                    $   7   $   31                 $   32        $  157
             --------------------------------------------------------------------------------------------------------------------
             Notes payable                                                     $  18   $    8                 $   80        $   40
             Accounts payable                                                      -        9                      2            46
             Accrued interest                                                     22       23                     98           119
             Long-term debt due within one year (Note
              9,  page  S-11)                                                     69       89                    309           460
             Long-term debt (Note 9,  page S-11)                                 794      818                  3,615         4,303
             Preferred stock of subsidiary                                        64       64                    250           250
                                                                               -----   ------                 ------        ------
               Total liabilities                                                $967   $1,011                 $4,354        $5,218
             ---------------------------------------------------------------------------------------------------------------------

                                                                   U. S. Steel Group/(c)/                 Consolidated USX
                                                                -----------------------------    ---------------------------------
             (In millions)                                        1996       1995     1994       1996          1995         1994
              --------------------------------------------------------------------------------------------------------------------
             Net interest and other financial costs
              (Note 7,  page S-10)                               $ (81)     $ (98)   $(117)     $(376)        $(439)       $(471)
             --------------------------------------------------------------------------------------------------------------------

              /(a)/  For details of USX long-term debt and preferred stock of subsidiary, see Notes 16, page U-20; and 26, page U-25, respectively, to the USX consolidated financial statements.
              /(b)/  Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
              /(c)/  The U. S. Steel Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

--------------------------------------------------------------------------------
9. Long-Term Debt

             The U. S. Steel Group's portion of USX's consolidated long-term debt is as follows:

                                                                              U. S. Steel Group      Consolidated USX/(a)/
                                                                            --------------------    ---------------------
             (In millions)                                  December 31        1996       1995        1996       1995
             ------------------------------------------------------------------------------------------------------------
             Specifically attributed debt/(b)/:
              Sale-leaseback financing and capital leases                     $  105      $ 109      $  129     $  133
              Indexed debt less unamortized discount                             119          -         119          -
              Seller-provided financing                                            -          -          40         41
                                                                              ------      -----      ------     ------
               Total                                                             224        109         288        174
              Less amount due within one year                                      4          4          44          5
                                                                              ------      -----      ------     ------
               Total specifically attributed long-term debt                   $  220      $ 105      $  244     $  169
             ------------------------------------------------------------------------------------------------------------
             Debt attributed to all three groups/(c)/                         $  869      $ 916      $3,949     $4,810
              Less unamortized discount                                            6          9          25         47
              Less amount due within one year                                     69         89         309        460
                                                                              ------      -----      ------     ------
               Total long-term debt attributed to all three groups            $  794      $ 818      $3,615     $4,303
             ------------------------------------------------------------------------------------------------------------
             Total long-term debt due within one year                         $   73      $  93      $  353     $  465
             Total long-term debt due after one year                           1,014        923       3,859      4,472
             ------------------------------------------------------------------------------------------------------------

              /(a)/  See Note 16, page U-20, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
              /(b)/  As described in Note 3, page S-8, certain financial activities are specifically attributed only to the U. S. Steel Group, the Marathon Group or the Delhi Group.
              /(c)/  Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page S-8; 8, page S-10; and 10, page S-11)

--------------------------------------------------------------------------------
10. Supplemental Cash Flow Information

             (In millions)                                                                      1996           1995          1994
             ----------------------------------------------------------------------------------------------------------------------
             Cash provided from (used in) operating activities
              included:
              Interest and other financial costs paid (net of amount capitalized)             $   (129)      $  (159)      $  (189)
              Income taxes (paid) refunded, including settlements
               with other groups                                                                   (53)           (4)           48
             ----------------------------------------------------------------------------------------------------------------------
             USX debt attributed to all three groups - net:
              Commercial paper:
               Issued                                                                         $  1,422       $ 2,434       $ 1,515
               Repayments                                                                       (1,555)       (2,651)       (1,166)
              Credit agreements:
               Borrowings                                                                       10,356         4,719         4,545
               Repayments                                                                      (10,340)       (4,659)       (5,045)
              Other credit arrangements - net                                                      (36)           40             -
              Other debt:
               Borrowings                                                                           78            52           509
               Repayments                                                                         (705)         (440)         (791)
                                                                                              --------       -------       -------
                 Total                                                                        $   (780)      $  (505)      $  (433)
             ----------------------------------------------------------------------------------------------------------------------
              U. S. Steel Group activity                                                      $    (31)      $  (399)      $   (57)
              Marathon Group activity                                                             (769)         (204)         (371)
              Delhi Group activity                                                                  20            98            (5)
                                                                                              --------       -------       -------
                 Total                                                                        $   (780)      $  (505)      $  (433)
             ----------------------------------------------------------------------------------------------------------------------
             Noncash investing and financing activities:
              Steel Stock issued for Dividend Reinvestment Plan and
               employee stock plans                                                           $      4       $    16       $     4
              Disposal of assets - notes received                                                   12             4             3
              Decrease in debt resulting from the adoption of equity
               method accounting for RMI                                                             -             -            41
             ----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
11. Pensions

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

             Pension cost (credit) - The defined benefit cost for major plans for 1996, 1995 and 1994 was determined assuming an expected long-term rate of return on plan assets of 10%, 10% and 9%, respectively. The total pension credit is primarily included in selling, general and administrative expenses.

             (In millions)                                                                  1996          1995          1994
             -------------------------------------------------------------------------------------------------------------------
             Major plans:
              Cost of benefits earned during the period                                     $    69       $    57         $  65
              Interest cost on projected benefit obligation
               (7% for 1996; 8% for 1995; and 6.5% for 1994)                                    523           563           527
              Return on assets - actual loss (return)                                        (1,136)       (1,842)           11
                               - deferred gain (loss)                                           367         1,084          (734)
              Net amortization of unrecognized losses                                            10             4             9
                                                                                            -------       -------   -----------
                 Total major plans                                                             (167)         (134)         (122)
             Multiemployer and other plans                                                        2             2             2
                                                                                            -------       -------   -----------
                 Total periodic pension credit                                                 (165)         (132)         (120)
             Settlement and termination costs                                                     6             -             -
                                                                                            -------       -------   -----------
                 Total pension credit                                                       $  (159)      $  (132)        $(120)
             -------------------------------------------------------------------------------------------------------------------

             Funds' status - The assumed discount rate used to measure the benefit obligations of major plans was 7.5% at December 31, 1996, and 7% at December 31, 1995. The assumed rate of future increases in compensation levels was 4% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in the U. S. Steel Group's balance sheet:

             (In millions)                                                 December 31               1996         1995
             -----------------------------------------------------------------------------------------------------------
             Reconciliation of funds' status to reported amounts:
             Projected benefit obligation (PBO)/(a)/                                               $(7,258)      $(7,828)
             Plan assets at fair market value/(b)/                                                   8,860         8,588
                                                                                                   -------       -------
                 Assets in excess of PBO/(c)/                                                        1,602           760
              Unrecognized net gain from transition                                                   (253)         (347)
              Unrecognized prior service cost                                                          631           728
              Unrecognized net loss (gain)                                                            (244)          411
              Additional minimum liability/(d)/                                                        (65)          (77)
                                                                                                   -------       -------
                 Net pension asset included in balance sheet                                        $1,671       $ 1,475
             -----------------------------------------------------------------------------------------------------------
             /(a)/  PBO includes:
                     Accumulated benefit obligation (ABO)                                          $ 6,884       $ 7,408
                     Vested benefit obligation                                                       6,477         6,955
            /(b)/  Types of assets held:
                    USX stocks                                                                           1%            1%
                    Stocks of other corporations                                                        54%           54%
                    U.S. Government securities                                                          19%           19%
                    Corporate debt instruments and other                                                26%           26%
            /(c)/  Includes several small plans that have ABOs in excess of plan assets:
                    PBO                                                                               $(67)         $(75)
                    Plan assets                                                                         -             -
                                                                                                   -------       -------
                       PBO in excess of plan assets                                                   $(67)         $(75)
            /(d)/  Additional minimum liability recorded was offset by the following:
                    Intangible asset                                                                   $39           $50
                    Stockholders' equity adjustment - net of deferred income tax                        17            17
             -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12. Postretirement Benefits Other Than Pensions

             The U. S. Steel Group has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. These plans provide benefits to USX corporate employees, and the related costs for such employees are allocated to all three groups (Note 3, page S-9). For union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, most benefits have not been prefunded. In 1994, the U. S. Steel Group agreed to establish a Voluntary Employee Beneficiary Association Trust to prefund a portion of health care and life insurance benefits for retirees covered under the United Steelworkers of America union agreement. In 1995, USX funded the initial $25 million contribution and an additional $10 million, which is the minimum requirement in each succeeding contract year. In 1996, the $10 million minimum requirement was funded.

             Postretirement benefit cost - Postretirement benefit cost for defined benefit plans for 1996, 1995 and 1994 was determined assuming discount rates of 7%, 8% and 6.5%, respectively, and an expected return on plan assets of 10% for 1996 and 1995 and 9% in 1994:

             (In millions)                                                               1996          1995          1994
             -------------------------------------------------------------------------------------------------------------

             Cost of benefits earned during the period                                  $  18         $  19         $  27
             Interest on accumulated postretirement benefit obligation (APBO)             160           176           179
             Return on assets  - actual return                                            (12)          (11)           (8)
                               - deferred gain (loss)                                       1            (1)           (2)
             Amortization of unrecognized losses                                            5             2            19
                                                                                        -----         -----         -----
                 Total defined benefit plans                                              172           185           215
             Multiemployer plans/(a)/                                                      15            15            21
                                                                                        -----         -----         -----
                 Total postretirement benefit cost                                      $ 187         $ 200         $ 236
             -------------------------------------------------------------------------------------------------------------

              /(a)/  Payments are made to a multiemployer benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $115 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

             Funds' status - The following table sets forth the plans' funded status and the amounts reported in the U. S. Steel Group's balance sheet:

             (In millions)                                           December 31        1996          1995
             -----------------------------------------------------------------------------------------------
             Reconciliation of funds' status to reported amounts:
             Fair value of plan assets                                                 $   111       $   116
                                                                                       -------       -------
             APBO attributable to:
              Retirees                                                                  (1,622)       (1,769)
              Fully eligible plan participants                                            (180)         (209)
              Other active plan participants                                              (309)         (380)
                                                                                       -------       -------
                 Total APBO                                                             (2,111)       (2,358)
                                                                                       -------       -------
                 APBO in excess of plan assets                                          (2,000)       (2,242)
              Unrecognized net gain                                                       (264)            -
              Unamortized prior service                                                     15            19
                                                                                       -------       -------
                 Accrued liability included in balance sheet                           $(2,249)      $(2,223)
              ----------------------------------------------------------------------------------------------

                The assumed discount rate used to measure the APBO was 7.5% and
             7% at December 31, 1996, and December 31, 1995, respectively. The assumed rate of future increases in compensation levels was 4% at both year-ends. The weighted average health care cost trend rate in 1997 is approximately 8%, declining to an ultimate rate in 2003 of approximately 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1996 net periodic postretirement benefit cost by $20 million and would have increased the APBO as of December 31, 1996, by $183 million.

--------------------------------------------------------------------------------
13. Income Taxes

             Income tax provisions and related assets and liabilities attributed to the U. S. Steel Group are determined in accordance with the USX group tax allocation policy (Note 3, page S-9).

                Provisions (credits) for estimated income taxes were:

                                             1996                           1995                             1994
                                   ---------------------------    ----------------------------     ---------------------------
             (In millions)         Current   Deferred    Total    Current   Deferred     Total     Current   Deferred    Total
             ------------------------------------------------------------------------------------------------------------------
              Federal               $(51)     $ 138       $87        $ 8     $ 150       $158       $(48)     $  98       $50
             State and local           -         12        12          9       (17)        (8)         2         (5)       (3)
             Foreign                  (7)         -        (7)         -         -          -          -          -         -
                                    ----      -----       ---        ---     -----       ----       ----      -----       ---
               Total                $(58)     $ 150       $92        $17     $ 133       $150       $(46)     $  93       $47
            ------------------------------------------------------------------------------------------------------------------

                In 1996 and 1995, the extraordinary loss on extinguishment of debt included a tax benefit of $1 million in each year (Note 6, page S-9).
                A reconciliation of federal statutory tax rate (35%) to total provisions follows:

             (In millions)                                                                   1996         1995          1994
             -----------------------------------------------------------------------------------------------------------------
             Statutory rate applied to income before taxes                                  $ 129        $  159        $   87
             Credits other than foreign tax credits                                           (40)            -             -
             State and local income taxes after federal income tax effects                      8            (5)           (1)
             Excess percentage depletion                                                       (7)           (8)           (7)
             Effects of partially-owned companies                                              (6)           (8)          (32)
             Effects of foreign operations, including foreign tax credits                      (2)            1            (4)
             Adjustment of prior years' income taxes                                            9             3            (2)
             Adjustment of valuation allowances                                                 -             2             -
             Other                                                                              1             6             6
                                                                                            -----        ------        ------
                 Total provisions                                                           $  92        $  150        $   47
             -----------------------------------------------------------------------------------------------------------------

                Deferred tax assets and liabilities resulted from the following:

             (In millions)                                                            December 31          1996          1995
             -----------------------------------------------------------------------------------------------------------------
             Deferred tax assets:
              Minimum tax credit carryforwards                                                           $  320        $  299
              Foreign tax credit carryforwards                                                                -             4
              General business credit carryforwards (expiring in 1997 through 2011)                          24            26
              State tax loss carryforwards (expiring in 1997 through 2011)                                  101           104
              Employee benefits                                                                             865           949
              Receivables, payables and debt                                                                 77            80
              Contingency and other accruals                                                                 50            70
              Other                                                                                          97            88
              Valuation allowances                                                                          (71)          (80)
                                                                                                         ------        ------
                 Total deferred tax assets                                                                1,463         1,540
                                                                                                         ------        ------
             Deferred tax liabilities:
              Property, plant and equipment                                                                 342           355
              Prepaid pensions                                                                              600           534
              Inventory                                                                                      13            12
              Federal effect of state deferred tax assets                                                    15            19
              Other                                                                                         106            84
                                                                                                         ------        ------
                 Total deferred tax liabilities                                                           1,076         1,004
                                                                                                         ------        ------
                 Net deferred tax assets                                                                 $  387        $  536
            ------------------------------------------------------------------------------------------------------------------

                The consolidated tax returns of USX for the years 1990 through
             1994 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.


--------------------------------------------------------------------------------
14. Intergroup Transactions

             Purchases - U. S. Steel Group purchases from the Marathon Group totaled $21 million, $17 million and $13 million in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, U. S. Steel Group trade payables included $3 million and $1 million, respectively, related to transactions with the Marathon Group. These transactions were conducted on an arm's-length basis.

          Income taxes receivable from/payable to other groups - At December 31, 1996 and 1995, amounts receivable from/payable to other groups for income taxes were included in the balance sheet as follows:

             (In millions)                         December 31       1996   1995
             --------------------------------------------------------------------
             Current:
              Receivables                                           $  30  $  35
              Accounts payable                                          1     11
             Noncurrent:
              Investments and long-term receivables                    84      -
             --------------------------------------------------------------------

                These amounts have been determined in accordance with the tax allocation policy described in Note 3, page S-9. Amounts classified as current are settled in cash in the year succeeding that in which such amounts are accrued. Noncurrent amounts represent estimates of intergroup tax effects of certain issues for years that are still under various stages of audit and administrative review. Such tax effects are not settled among the groups until the audit of those respective tax years is closed. The amounts ultimately settled for open tax years will be different than recorded noncurrent amounts based on the final resolution of all of the audit issues for those years.

--------------------------------------------------------------------------------
15. Investments and Long-Term Receivables

             (In millions)                                                                December 31             1996         1995
             -----------------------------------------------------------------------------------------------------------------------
             Equity method investments                                                                           $  412       $  468

             Cost method investments                                                                                  2            3

             Receivables due after one year                                                                          30           39

             Income tax receivable from other groups (Note 14, page S-15)                                            84            -

             Forward currency contracts                                                                               3            5

             Other                                                                                                   90           98

                                                                                                                 ------       ------

                 Total                                                                                           $  621       $  613

             -----------------------------------------------------------------------------------------------------------------------

                Summarized financial information of affiliates accounted for by the equity method of accounting follows:

             (In millions)                                                                           1996         1995         1994
             -----------------------------------------------------------------------------------------------------------------------

             Income data - year:
              Revenues                                                                              $2,868       $3,268       $2,940

              Operating income                                                                         223          259          222

              Net income                                                                               140          161          117

             -----------------------------------------------------------------------------------------------------------------------

             Balance sheet data - December 31:
              Current assets                                                                        $  779       $  981
              Noncurrent assets                                                                      1,574        1,670
              Current liabilities                                                                      583          668
              Noncurrent liabilities                                                                   845        1,042
             -----------------------------------------------------------------------------------------------------------------------


                Dividends and partnership distributions received from equity affiliates were $25 million in 1996, $67 million in 1995 and $34 million in 1994.

                U. S. Steel Group purchases of transportation services and semi-
             finished steel from equity affiliates totaled $460 million, $406 million and $360 million in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, U. S. Steel Group payables to these affiliates totaled $23 million and $20 million, respectively. U. S. Steel Group sales of steel and raw materials to equity affiliates totaled $824 million, $768 million and $680 million in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, U. S. Steel Group receivables from these affiliates were $149 million and $163 million, respectively. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

--------------------------------------------------------------------------------
16. Inventories

             (In millions)                    December 31     1996         1995
             -------------------------------------------------------------------
             Raw materials                                   $ 124        $  89
             Semi-finished products                            309          300
             Finished products                                 162          143
             Supplies and sundry items                          53           69
                                                             -----        -----
                 Total                                       $ 648        $ 601
             -------------------------------------------------------------------

                At December 31, 1996, and December 31, 1995, respectively, the
             LIFO method accounted for 92% and 89% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $340 million and $320 million in 1996 and 1995, respectively.

                Cost of sales was reduced by $13 million in 1994 as a result of a liquidation of LIFO inventories (immaterial in 1996 and 1995).

--------------------------------------------------------------------------------
17. Leases

             Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                   Capital      Operating
             (In millions)                                                          Leases        Leases
             --------------------------------------------------------------------------------------------
             1997                                                                    $  13         $ 119
             1998                                                                       12           110
             1999                                                                       12            93
             2000                                                                       11            54
             2001                                                                       11            89
             Later years                                                               126           120
             Sublease rentals                                                            -            (2)
                                                                                     -----         -----
                 Total minimum lease payments                                          185         $ 583
                                                                                     -----         =====
             Less imputed interest costs                                                80
                                                                                     -----
                 Present value of net minimum lease payments
                  included in long-term debt                                         $ 105
             --------------------------------------------------------------------------------------------

                Operating lease rental expense:

             (In millions)                                              1996          1995          1994
             --------------------------------------------------------------------------------------------
             Minimum rental                                            $ 131         $ 121         $ 130
             Contingent rental                                             5             9            12
             Sublease rentals                                             (2)           (3)           (2)
                                                                       -----         -----         -----
                 Net rental expense                                    $ 134         $ 127         $ 140
             --------------------------------------------------------------------------------------------

                The U. S. Steel Group leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Contingent rental includes payments based on facility production and operating expense escalation on building space. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling $34 million may be declared immediately due and payable.

--------------------------------------------------------------------------------
18. Property, Plant and Equipment

              (In millions)                                  December 31          1996   1995
              ---------------------------------------------------------------------------------
              Land and depletable property                                      $  155  $  151
              Buildings                                                            471     491
              Machinery and equipment                                            7,605   7,663
              Leased assets                                                        116     116
                                                                                ------  ------
               Total                                                             8,347   8,421
              Less accumulated depreciation, depletion and amortization          5,796   5,909
                                                                                ------  ------
               Net                                                              $2,551  $2,512
             ---------------------------------------------------------------------------------

                Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $67 million and $57 million at December 31, 1996, and December 31, 1995, respectively.


--------------------------------------------------------------------------------
19. Sales of Receivables

             The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1996, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement in 1997, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amount sold under the program averaged $350 million in 1996 and 1995 and $337 million in 1994. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. Recognized liabilities for future recourse obligations of sold receivables were $3 million at December 31, 1996 and 1995. The U. S. Steel Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

                       Prior to 1993, USX Credit, a division of USX, sold
             certain of its loans receivable subject to limited recourse under an agreement that expires in 1997. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. In 1996, 1995 and 1994, USX Credit net repurchases of loans receivable totaled none, $5 million and $38 million, respectively. At December 31, 1996, the balance of sold loans receivable subject to recourse was $36 million. Estimated credit losses under the recourse provisions for loans receivable were recognized when the receivables were sold consistent with bad debt experience. USX Credit is not actively seeking new loans at this time, but is subject to market risk through fluctuations in short-term market rates on sold loans which pay fixed interest rates. USX Credit significantly reduced credit risk through a credit policy, which required that loans be secured by the real property or equipment financed, often with additional security such as letters of credit, personal guarantees and committed long-term financing takeouts. Also, USX Credit diversified its portfolio as to types and terms of loans, borrowers, loan sizes, sources of business and types and locations of collateral. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

                As of December 31, 1996, and December 31, 1995, the total
             balance of USX Credit real estate and equipment loans subject to impairment was $57 million and $88 million, prior to recognizing allowance for credit losses of $27 million and $32 million, respectively. During 1996, 1995 and 1994, USX Credit recognized additional credit losses of $1 million, $15 million and $11 million, respectively, which are included in operating costs.

-------------------------------------------------------------------------------
20. Stockholders' Equity

             (In millions, except per share data)                                      1996          1995          1994
             -----------------------------------------------------------------------------------------------------------
             Preferred stock:
              Balance at beginning of year                                           $    7        $   32         $  32
              Redeemed                                                                    -           (25)            -
                                                                                     ------        ------         -----
              Balance at end of year                                                 $    7        $    7         $  32
             -----------------------------------------------------------------------------------------------------------
             Common stockholders' equity (Note 3,  page S-8):
              Balance at beginning of year                                           $1,337        $  913         $ 585
              Net income                                                                273           301           201
              Steel Stock issued                                                         55           234           225
              Dividends on preferred stock                                              (22)          (24)          (25)
              Dividends on Steel Stock (per share $1.00)                                (85)          (80)          (75)
              Foreign currency translation adjustments (Note 26,  page S-19)              -             -            (2)
              Deferred compensation adjustments                                           1            (2)            -
              Minimum pension liability adjustment (Note 11,  page S-12)                  -            (6)            3
              Other                                                                       -             1             1
                                                                                     ------        ------         -----
              Balance at end of year                                                 $1,559        $1,337         $ 913
             -----------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                              $1,566        $1,344         $ 945
             -----------------------------------------------------------------------------------------------------------

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

                Dividends on the Steel Stock are further limited to the
             Available Steel Dividend Amount. At December 31, 1996, the Available Steel Dividend Amount was at least $2,808 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

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

-------------------------------------------------------------------------------
23. Stock-Based Compensation Plans and Stockholder Rights Plan

             USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 21, page U-22, and Note 25, page U-25, respectively, to the USX consolidated financial statements.

                During 1996, USX adopted SFAS No. 123, Accounting for Stock-
             Based Compensation and elected to continue to follow the accounting provisions of APB No. 25, as discussed in Note 1, page U-11, to the USX consolidated financial statements. The U. S. Steel Group's actual stock-based compensation expense was $2 million in 1996 and $1 million in 1995 and 1994. Incremental compensation expense, as determined under SFAS No. 123, was not material. Therefore, pro forma net income and earnings per share data have been omitted.

-------------------------------------------------------------------------------
24. Derivative Instruments

             The U. S. Steel Group uses derivative instruments, such as commodity swaps, to manage exposure to price fluctuations relevant to the cost of natural gas and nonferrous metals used in steel operations.

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

                The following table sets forth quantitative information by class of derivative instrument:

                                                            Fair                 Carrying            Recorded
                                                            Value                 Amount             Deferred       Aggregate
                                                           Assets                 Assets             Gain or        Contract
             (In millions)                            (Liabilities)/(a)/       (Liabilities)          (Loss)       Values/(b)/
             -----------------------------------------------------------------------------------------------------------------
             December 31, 1996:
              OTC commodity swaps/(c)/                       $ 2                     $ -              $   -           $17
                                                             ---                     ---              -----           ---
              Forward currency contract/(d)/:
                  - receivable                               $ 4                     $ 3              $   -           $13
                  - payable                                    -                       -                  -             2
                                                             ---                     ---              -----           ---
                    Total currencies                         $ 4                     $ 3              $   -           $15
             -----------------------------------------------------------------------------------------------------------------
             December 31, 1995:
              OTC commodity swaps                            $ 6                     $ -              $   -           $50
                                                             ---                     ---               ----           ---
              Forward currency contracts:
                  - receivable                               $20                     $19              $   -           $36
             -----------------------------------------------------------------------------------------------------------------

              /(a)/  The fair value amounts are based on exchange-traded index prices and dealer quotes.
              /(b)/  Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts.
              /(c)/  The OTC swap arrangements vary in duration with certain contracts extending up to one year.
              /(d)/  The forward currency contract matures in 1998.

--------------------------------------------------------------------------------
25. Fair Value of Financial Instruments

             Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 24, page S-18, by individual balance sheet account. As described in Note 3, page S-8, the U. S. Steel Group's specifically attributed financial instruments and the U. S. Steel Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                              1996              1995
                                                                        ----------------  ----------------
                                                                         Fair   Carrying   Fair   Carrying
             (In millions)                               December 31    Value    Amount   Value    Amount
             ---------------------------------------------------------------------------------------------
             Financial assets:
              Cash and cash equivalents                                 $   23    $   23  $   52    $   52
              Receivables                                                  580       580     614       614
              Investments and long-term receivables                        132       132      56        56
                                                                        ------    ------  ------  --------
                  Total financial assets                                $  735    $  735  $  722    $  722
             ---------------------------------------------------------------------------------------------
             Financial liabilities:
              Notes payable                                             $   18    $   18  $    8    $    8
              Accounts payable                                             667       667     826       826
              Accrued interest                                              22        22      23        23
              Long-term debt (including amounts due within one year)     1,037       982     978       907
                                                                        ------    ------  ------  --------
                  Total financial liabilities                           $1,744    $1,689  $1,835    $1,764
             ---------------------------------------------------------------------------------------------

                Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                In addition to certain derivative financial instruments
             disclosed in Note 24, page S-18, the U. S. Steel Group's unrecognized financial instruments consist of receivables sold subject to limited recourse and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 19, page S-16, and for details relating to financial guarantees see Note 27, page S-20.

--------------------------------------------------------------------------------
26. Foreign Currency Translation

             Exchange adjustments resulting from foreign currency transactions generally are recognized in income, whereas adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity. An analysis of changes in cumulative foreign currency translation adjustments follows:

             (In millions)                                  1996         1995         1994
             ------------------------------------------------------------------------------
             Cumulative adjustments at January 1           $  (3)       $  (3)       $  (1)
             Aggregate adjustments for the year                -            -           (2)
                                                           -----        -----        -----
             Cumulative adjustments at December 31         $  (3)       $  (3)       $  (3)
             ------------------------------------------------------------------------------

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

             Environmental matters -

                The U. S. Steel Group is subject to federal, state, and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $107 million and $116 million at December 31, 1996, and December 31, 1995, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                For a number of years, the U. S. Steel Group has made
             substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1996 and 1995, such capital expenditures totaled $90 million and $55 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

             Guarantees -
                Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $34 million at December 31, 1996, and $50 million at December 31, 1995. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce potential U. S. Steel Group losses resulting from these guarantees. As of December 31, 1996, the largest guarantee for a single affiliate was $17 million.

             Commitments -
                At December 31, 1996, and December 31, 1995, contract
             commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $134 million and $178 million, respectively.

                USX entered into a 15-year take-or-pay arrangement in 1993, which requires the U. S. Steel Group to accept pulverized coal each month or pay a minimum monthly charge of approximately $1.3 million. Charges for deliveries of pulverized coal totaled $23 million in 1996 and $24 million in 1995. If USX elects to terminate the contract early, a maximum termination payment of $118 million, which declines over the duration of the agreement, may be required.

                The U. S. Steel Group is a party to a transportation agreement with Transtar, Inc. (Transtar) for Great Lakes shipments of raw materials required by the U. S. Steel Group. The agreement cannot be canceled until 1999 and requires the U. S. Steel Group to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $72 million in 1996 and 1995, including fixed costs of $20 million in 1996 and $21 million in 1995. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

Selected Quarterly Financial Data (Unaudited)

                                              1996                                            1995
                              ------------------------------------    --------------------------------------------------------
(In millions, except per        4th       3rd       2nd       1st         4th          3rd            2nd             1st
 share data)                    Qtr.      Qtr.      Qtr.      Qtr.        Qtr.         Qtr.           Qtr.            Qtr.
------------------------------------------------------------------------------------------------------------------------------
Revenues                      $1,765    $1,611    $1,580    $1,591    $1,648/(a)/   $1,620/(a)/    $1,627/(a)/    $1,580/(a)/
Operating income                 175       103         1        81        85/(a)/      145/(a)/       133/(a)/       137/(a)/
Income before
extraordinary loss               127        70        32        46        62            86             81             74
Net income                       125        70        32        46        61            85             81             74
-------------------------------------------------------------------------------------------------------------------------------
Steel Stock data:
----------------
Income before
extraordinary loss
applicable to Steel Stock     $  122    $   64    $   27    $   40    $   57        $   80         $   74         $   68
- Per share:  primary           1.43       .76       .32       .49       .68           .99            .99            .89
              fully diluted     1.36       .75       .32       .48       .68           .95            .95            .86
Dividends paid per share         .25       .25       .25       .25       .25           .25            .25            .25
Price range of Steel
 Stock/(b)/:
- Low                             26 1/2    24 1/8    27 3/4    30        29 1/8        30 5/8         29 1/4         30
- High                            32        29 5/8    35 7/8    37 7/8    33 5/8        39             34 3/4         39 1/8
-------------------------------------------------------------------------------------------------------------------------------

/(a)/ Reclassified to conform to 1996 classifications.
/(b)/ Composite tape.

Principal Unconsolidated Affiliates (Unaudited)

                                                      December 31, 1996
            Company                     Country           Ownership             Activity
------------------------------------------------------------------------------------------------
Double Eagle Steel Coating Company    United States         50%          Steel Processing
PRO-TEC Coating Company               United States         50%          Steel Processing
RMI Titanium Company                  United States         27%          Titanium metal products
Transtar, Inc.                        United States         46%          Transportation
USS/Kobe Steel Company                United States         50%          Steel Products
USS-POSCO Industries                  United States         50%          Steel Processing
Worthington Specialty Processing      United States         50%          Steel Processing
------------------------------------------------------------------------------------------------


Supplementary Information on Mineral Reserves (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves relating to the U. S. Steel Group, page U-30.

Five-Year Operating Summary

             (Thousands of net tons, unless otherwise noted)      1996    1995    1994    1993    1992
             ------------------------------------------------------------------------------------------
             Raw Steel Production
              Gary, IN                                           6,840   7,163   6,768   6,624   5,969
              Mon Valley, PA                                     2,746   2,740   2,669   2,507   2,276
              Fairfield, AL                                      1,862   2,260   2,240   2,203   2,146
              All other plants/(a)/                                  -       -       -       -      44
                                                                --------------------------------------
                  Total Raw Steel Production                    11,448  12,163  11,677  11,334  10,435
                  Total Cast Production                         11,407  12,120  11,606  11,295   8,695
                  Continuous cast as % of total production        99.6    99.6    99.4    99.7    83.3
             ------------------------------------------------------------------------------------------
             Raw Steel Capability (average)
              Continuous cast                                   12,800  12,500  11,990  11,850   9,904
              Ingots                                                 -       -       -       -   2,240
                                                                --------------------------------------
                  Total                                         12,800  12,500  11,990  11,850  12,144
                  Total production as % of total capability       89.4    97.3    97.4    95.6    85.9
                  Continuous cast as % of total capability       100.0   100.0   100.0   100.0    81.6
             ------------------------------------------------------------------------------------------
             Hot Metal Production                                9,716  10,521  10,328   9,972   9,270
             ------------------------------------------------------------------------------------------
             Coke Production                                     6,777   6,770   6,777   6,425   5,917
             ------------------------------------------------------------------------------------------
             Iron Ore Pellets - Minntac, MN
              Production as % of capacity                           85      86      90      90      83
              Shipments                                         14,962  15,218  16,174  15,911  14,822
             ------------------------------------------------------------------------------------------
             Coal Production
              Metallurgical coal/(b)/                            7,283   7,509   7,424   8,142   7,311
              Steam coal/(b)(c)/                                     -       -       -   2,444   5,239
                                                                --------------------------------------
                  Total                                          7,283   7,509   7,424  10,586  12,550
                  Total production as % of capacity               90.5    93.3    93.7    95.6    93.6
             ------------------------------------------------------------------------------------------
             Coal Shipments/(b)(c)/                              7,117   7,502   7,698  10,980  12,164
             ------------------------------------------------------------------------------------------
             Steel Shipments by Product
              Sheet and tin mill products                        9,541   9,267   8,728   8,364   7,514
              Plate, tubular, structural and other
               steel mill products/(a)/                          1,831   2,111   1,840   1,605   1,340
                                                                --------------------------------------
                  Total                                         11,372  11,378  10,568   9,969   8,854
                  Total as % of domestic steel industry           11.3    11.7    11.1    11.3    10.8
             ------------------------------------------------------------------------------------------
             Steel Shipments by Market
              Steel service centers                              2,831   2,564   2,780   2,831   2,676
              Transportation                                     1,721   1,636   1,952   1,771   1,553
              Further conversion:
               Joint ventures                                    1,542   1,332   1,308   1,074     449
               Trade customers                                   1,227   1,084   1,058   1,150   1,104
              Containers                                           874     857     962     835     715
              Construction                                         865     671     722     667     598
              Oil, gas and petrochemicals                          746     748     367     342     255
              Export                                               493   1,515     355     327     584
              All other                                          1,073     971   1,064     972     920
                                                                --------------------------------------
                  Total                                         11,372  11,378  10,568   9,969   8,854
             ------------------------------------------------------------------------------------------

             /(a)/  In April 1992, U. S. Steel closed South (IL) Works and ceased production of structural products.
             /(b)/  The Maple Creek Coal Mine, which was idled in January 1994 and sold in June 1995, produced 1.0 million net tons of metallurgical coal and 0.7 million net tons of steam coal in 1993.
             /(c)/  The Cumberland Coal Mine, which was sold in June 1993, produced 4.0 million net tons in 1992 and 1.6 million net tons in 1993 prior to the sale.

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

                In 1996, U. S. Steel Group results from operations were
             negatively impacted by lower average steel product prices and by planned and unplanned blast furnace outages. The total impact of these items were partially offset by an improved product mix.

                Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements.



Management's Discussion and Analysis of Income

                Revenues for each of the last three years are summarized in the following table:

(Dollars in millions)                              1996    1995    1994
--------------------------------------------------------------------------------

             Steel & Related Businesses           $6,479  $6,400  $5,920
             Administrative & Other Businesses        68      75     157
                                                  ------  ------  ------
              Total revenues/(a)/                 $6,547  $6,475  $6,077
--------------------------------------------------------------------------------

             /(a)/  Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.

                Total revenues increased by $72 million in 1996 from 1995. The increase in 1996 resulted primarily from an improved steel product mix and higher raw material selling prices, partially offset by lower average steel product prices. Steel shipments in 1996 were essentially unchanged compared with 1995. The increase in 1995 resulted primarily from an increase in steel shipment volumes of approximately .8 million tons and higher average steel prices, partially offset by lower revenues from engineering and consulting services. In addition, sales in 1994 included revenues from a consolidated entity for which the equity method of accounting was subsequently adopted.

                The U. S. Steel Group's operating income for the last three years was:

(Dollars in millions)                             1996    1995   1994
--------------------------------------------------------------------------------

             Steel & Related Businesses           $ 166  $ 412   $ 241
             Administrative & Other Businesses      194    104      83
             Impairment of long-lived assets          -    (16)      -
                                                  -----  -----   -----
              Total operating income/(a)/         $ 360  $ 500   $ 324
--------------------------------------------------------------------------------

             /(a)/  Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.

                Operating income for Steel & Related Businesses decreased $246 million in 1996 from 1995. Results in 1996 included $39 million of charges related to repair of the Gary (Ind.) Works No. 13 blast furnace and $13 million of charges related to a voluntary workforce reduction at the Fairless (Pa.) Works. Results in 1995 included $34 million of charges related to repairs of the Gary Works No. 8 blast furnace which was damaged by an explosion, $37 million of charges related to the settlement of the Pickering litigation and other litigation accrual adjustments, and an $18 million favorable accrual adjustment for certain employee-related costs. Excluding these items, operating income decreased $247 million in 1996 compared to 1995. The decrease was mainly due to lower average steel product prices, cost inefficiencies related to planned and unplanned blast furnace outages and lost sales from the unplanned blast furnace outage, partially offset by improved product mix and decreased profit sharing accruals.

Management's Discussion and Analysis continued


                The Gary Works No. 13 blast furnace, which represents about half of Gary Works iron producing capacity and roughly one-fourth of U.
             S. Steel's iron capacity, was idled on April 2, 1996 due to a refractory break-out. In addition to direct repair costs, operating results were adversely affected by production inefficiencies at Gary, as well as other U. S. Steel plants, reduced shipments and higher costs for purchased iron and semifinished steel. The total effect of this unplanned outage on 1996 operating income has been estimated to be more than $100 million. USX maintained property damage and business interruption insurance coverages for the No. 13 blast furnace refractory break-out and the 1995 Gary Works No. 8 blast furnace explosion, subject to a $50 million deductible per occurrence for recoverable items. The insurance companies have agreed to issue a partial loss reimbursement of $15 million for the Gary Works No. 13 blast furnace loss. U. S. Steel anticipates receipt of this payment during the first quarter of 1997. An estimate of the amount or timing of additional insurance recoveries for the Gary Works No. 13 blast furnace loss cannot be made at this time. On October 4, 1996, USX filed litigation in Lake County, Indiana, Superior Court against its insurers related to the No. 8 blast furnace explosion. The timing of the resolution of this litigation and the outcome cannot be predicted at this time.

                Steel & Related Businesses results in 1994 included charges of
             $44 million related to utility curtailments and other severe winter weather complications, a caster fire at the Mon Valley Works and planned outages for modernization of the Gary Works hot strip mill and pickle line. Results for 1994 also included a $13 million gain related to the sale of coal seam methane gas royalty interests. Excluding these items, operating income increased $193 million in 1995 compared to 1994. The increase is primarily due to higher steel product prices and shipments in 1995, partially offset by a less favorable product mix which included increased exports of lower value products, higher raw material costs and increased profit sharing accruals.

                Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the
             U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Operating income increased $90 million in 1996 from 1995 following an increase of $21 million in 1995 from 1994, mainly reflecting the effects of pension credits referred to below and higher income from USX Credit. Approximately $35 million of the increase in Administrative and Other Businesses operating income in 1996 reflects pension credits. USX Credit recognized operating income of $6 million in 1996 compared to operating losses of $15 million in 1995 and $11 million in 1994.

                The pension credits referred to in Administrative and Other
             Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $159 million, $132 million and $120 million in 1996, 1995 and 1994, respectively. The increase in 1996 from 1995 primarily reflected a decrease in the assumed discount rate and an increase in the market-related value of plan assets. The increase in 1995 from 1994 primarily reflected an increase in the expected long-term rate of return on plan assets, partially offset by an increase in the assumed discount rate and a decline in the market-related value of plan assets. In 1997, net pension credits are expected to be approximately $150 million. See Note 11 to the U. S. Steel Group Financial Statements. To the extent that these credits decline in the future, operating income would be adversely affected.

                The U. S. Steel Group's operating income for 1995 included a $16 million noncash charge related to the adoption of Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See Note 4 to the U. S. Steel Group Financial Statements for further details.

                Gain on affiliate stock offering totaled $53 million in 1996.
             For further details, see Note 5 to the U. S. Steel Group Financial Statements.

                The U. S. Steel Group's Other Income for the last three years was:

             (Dollars in millions)                   1996   1995   1994
             ------------------------------------------------------------

             Income (loss) from equity affiliates    $  66  $  80  $  59
             Gain on sale of investments                 1      2      1
             Other income                                3      -      4
                                                     -----  -----  -----
             Total other income/(a)/                 $  70  $  82  $  64
             ------------------------------------------------------------

             /(a)/ Amounts in 1995 and 1994 were reclassified in 1996 to exclude gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.

Management's Discussion and Analysis continued


                Other income decreased $12 million in 1996 compared with 1995, following an increase of $18 million in 1995 compared with 1994. The decline in 1996 was primarily due to decreased income from equity affiliates. The improvement in 1995 was primarily due to increased income from equity affiliates.

                Interest and other financial costs were $120 million in 1996 compared with $137 million in 1995 and $152 million in 1994. The decreases in 1996 and 1995 were mainly due to lower average debt levels.

                The provision for estimated income taxes for 1996 included $40 million in nonconventional fuel source credits. The provision for 1994 included a $32 million deferred tax benefit related to an excess of tax over book basis in an equity affiliate. See Note 13 to the U. S. Steel Group Financial Statements.

                An extraordinary loss on extinguishment of debt of $2 million in
             1996 and 1995 represents the portion of the loss on early extinguishment of USX debt attributed to the U. S. Steel Group. For additional information, see Note 6 to the U. S. Steel Group Financial Statements.

                Net income was $273 million in 1996, compared with net income of
             $301 million in 1995 and net income of $201 million in 1994. Net income decreased $28 million in 1996 from 1995, compared with an increase of $100 million in 1995 from 1994. The changes in net income primarily reflect the factors discussed above.



Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

                Current assets at year-end 1996 decreased $16 million from year-
             end 1995 primarily due to a decrease in cash and cash equivalents and receivables, partially offset by an increase in inventories.

                Current liabilities in 1996 decreased $220 million from 1995 primarily due to a decrease in accounts payable, which reflects lower trade payables.

                Total long-term debt and notes payable at December 31, 1996 was
             $1,105 million. The $81 million increase from year-end 1995 reflected the fact that the U. S. Steel Group required more cash for investing activities than it generated from operating activities. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                Net cash provided from operating activities in 1996 was $86 million compared with $587 million in 1995. The 1996 period included a payment of $59 million to the Internal Revenue Service for certain agreed and unagreed adjustments relating to the tax year 1990 and a payment of $28 million related to settlement of the Pickering litigation. The 1995 period reflects payments of $169 million to fund the U. S. Steel Group's principal pension plan, $35 million to the Voluntary Employee Benefit Association Trust, $28 million representing U. S. Steel's share of the amortized discount on USX's zero coupon debentures (see USX Consolidated Management's Discussion and Analysis of Cash Flows for further details) and $20 million as partial settlement in the Pickering litigation. Excluding these items, net cash provided from operating activities declined by $666 million in 1996 due mainly to unfavorable working capital changes, decreased profitability and lower distributions from equity affiliates.

                The U. S. Steel Group's net cash provided from operating
             activities in 1994 was negatively affected by payments of $367 million related to the B&LE litigation. Excluding this item for 1994 and the previously mentioned items for 1995, net cash provided from operating activities improved by $394 million in 1995 due mainly to favorable working capital changes and increased profitability.

                Capital expenditures in 1996 included a blast furnace reline and new galvanizing line at Fairfield Works, additional environmental expenditures primarily at Gary Works, and certain spending related to the Gary No. 13 blast furnace refractory break-out. Increased capital expenditures in 1995 compared with 1994 included a degasser at Mon Valley Works, granulated coal injection facility at the Fairfield Works blast furnace, Gary Works No. 8 blast furnace, a new galvanizing line at Fairfield Works and emissions controls at the Gary Works steelmaking facilities. Contract commitments for capital expenditures at year-end 1996 were $134 million, compared with $178 million at year-end 1995.

Management's Discussion and Analysis continued


                Capital expenditures for 1997 are expected to be approximately
             $290 million including a blast furnace reline at Mon Valley Works, a new heat treat line for plates at Gary Works and additional environmental expenditures primarily at Gary Works.

                In 1997, other investing activities are expected to be
             approximately $50 million, for the anticipated construction of a second galvanizing line at the PRO-TEC Coating Company joint venture (see discussion of "Outlook" below for further details) and final settlement of the USX Credit division receivable facility.

                Future capital expenditures and investments can be affected by levels of cash flow from operations, by unforeseen hazards such as weather conditions, explosions or fires, and by delays in obtaining government or partner approval, which could delay the timing of completion of particular capital projects. In addition, levels of investments may be affected by the ability of equity affiliates to obtain external financing.

                Cash from disposal of assets totaled $161 million in 1996, compared with $67 million in 1995 and $19 million in 1994. The 1996 proceeds reflected the sale of U. S. Steel Group's investment in National-Oilwell and a portion of its investment in RMI Titanium Company common stock ("RMI"). The 1995 proceeds mainly reflected property sales.

                In 1996, an aggregate of 6.9 million shares of RMI common stock was sold in a public offering. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. Following this transaction, USX owns approximately 27% of the outstanding common stock of RMI. USX recognized a pretax gain in 1996 of $53 million, a portion of which is attributed to a change in interest gain resulting from the shares sold by RMI. For additional information, see Note 5 to the U. S. Steel Group Financial Statements.

                Financial obligations increased by $77 million in 1996, compared with a decrease of $403 million in 1995 and a decrease of $20 million in 1994. These obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups as well as debt and financing agreements specifically attributed to the U. S. Steel Group. The increase in 1996 primarily reflected the net effects of cash from operating, investing and other financing activities. For a discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity.

                In December 1996, USX issued 6 3/4% exchangeable notes due
             February 1, 2000 ("indexed debt") in the principal amount of $117 million or $21.375 per note, which was the market price per share of RMI common stock on November 26, 1996. At maturity, the indexed debt will be mandatorily exchangeable by USX into shares of RMI common stock (or for the equivalent amount of cash, at USX's option) at a defined exchange rate, which is based on the average market price of RMI common stock value in January 2000. The carrying value of the notes is adjusted quarterly to settlement value and any resulting adjustment will be charged or credited to income and included in interest and other financial costs. The carrying value was adjusted to $123 million at December 31, 1996. Net proceeds from the issuance of the notes totaled approximately $113 million. This amount was reflected in its entirety in the U.
             S. Steel Group financial statements. For additional information, See Note 16 to the USX Consolidated Financial Statements.

                Steel Stock issued totaled $51 million in 1996, $218 million in
             1995 and $221 million in 1994. This included public offerings of 5,000,000 shares in 1995 for net proceeds of $169 million, and 5,000,000 shares in 1994 for net proceeds of $201 million. These amounts were reflected in their entirety in the U. S. Steel Group financial statements.


             Pension Activity

                In accordance with USX's long-term funding practice, which is designed to maintain an appropriate funded status, USX expects to contribute approximately $45 million in 1997 to fund the U. S. Steel Group's principal pension plan for the 1996 plan year. This amount, which is based on a recently completed long-term funding study, is less than the previously disclosed funding projections of approximately $100 million annually. In 1995, net proceeds of $169 million from the public offering of 5,000,000 shares of Steel Stock were used to fund the U. S. Steel Group's principal pension plan for the 1994 and the 1995 plan years.

Management's Discussion and Analysis continued


             Derivative Instruments

                In the normal course of its business, the U. S. Steel Group is exposed to market risk, or price fluctuations related to the purchase of natural gas and certain metals used as raw materials. The U. S. Steel Group uses commodity-based derivative instruments (over-the-counter ("OTC") commodity swaps) to manage exposure to market risk related to the purchase of natural gas; however, its use of these instruments has not been significant in relation to the U. S. Steel Group's overall business activity. While these instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. For quantitative information relating to derivative instruments, including aggregate contract values and fair values, where appropriate, see Note 24 to the U. S. Steel Group Financial Statements.

                Based on a strategic approach of limiting its use of derivative instruments to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose the U. S. Steel Group to material risk. While such use could materially affect U.
             S. Steel Group's results of operations in particular quarterly or annual periods, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 2 to the U. S. Steel Group Financial Statements.


             Liquidity

                For discussion of USX's liquidity and capital resources, see USX
             Consolidated Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity.



Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies

                The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and production methods. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of the U. S. Steel Group could be adversely affected.

                The U. S. Steel Group's environmental expenditures for the last three years were:

(Dollars in millions)                    1996   1995/(a)/  1994/(a)/
--------------------------------------------------------------------

             Capital                     $  90       $ 55       $ 57
             Compliance
              Operating & Maintenance      199        195        202
              Remediation/(b)/              33         35         32
                                         -----       ----       ----
             Total U. S. Steel Group     $ 322       $285       $291
--------------------------------------------------------------------

             /(a)/ Based on U. S. Department of Commerce survey guidelines. /(b)/ These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries.

                The U. S. Steel Group's environmental capital expenditures accounted for 27%, 17% and 23% of total capital expenditures in 1996, 1995 and 1994, respectively.

                Compliance expenditures represented 4% of the U. S. Steel
             Group's total operating costs in 1996, 1995 and 1994. Remediation spending during 1994 to 1996 was mainly related to dismantlement and restoration activities at former and present operating locations.

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

Management's Discussion and Analysis continued

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

                USX has been notified that it is a potential responsible party
             ("PRP") at 24 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1996. In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 41 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 27 to the U. S. Steel Group Financial Statements.

                In 1997, USX will adopt American Institute of Certified Public
             Accountants Statement of Position No. 96-1 - "Environmental Remediation Liabilities", which recommends that companies include direct costs in accruals for the remediation liabilities. These costs include external legal fees applicable to the remediation effort and internal administrative costs for attorneys and staff, among others. Adoption could result in remeasurement of certain remediation accruals and a corresponding charge to operating income. USX is conducting a review of its remediation liabilities and, at this time, is unable to project the effect, if any, of adoption.

                New or expanded environmental requirements, which could increase the U. S. Steel Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the U. S. Steel Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1997. The
             U. S. Steel Group's capital expenditures for environmental controls are expected to be approximately $62 million in 1997 and are expected to be spent on projects primarily at Gary Works. Predictions beyond 1997 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $53 million in 1998; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 27 to the U. S. Steel Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group.

Management's Discussion and Analysis continued

Management's Discussion and Analysis of Operations

                Average realized steel prices were essentially unchanged in 1996 versus 1995 as the impact of lower product prices was offset by improved product mix as the percentage of high value-added shipments increased. In 1995, average realized steel prices were
             1.5 percent higher than in 1994 as higher realized product prices were partially offset by less favorable product mix which reflected increased shipments of lower valued hot rolled steel.

                Steel shipments were 11.4 million tons in 1996 and 1995, and
             10.6 million tons in 1994. U. S. Steel Group shipments comprised approximately 11% of the domestic steel market in 1996. Exports accounted for approximately 4% of U. S. Steel Group shipments in 1996, compared with 13% in 1995 and 3% in 1994.

                Raw steel production was 11.4 million tons in 1996, compared with 12.2 million tons in 1995 and 11.7 million tons in 1994. Raw steel produced was nearly 100% continuous cast in 1996, 1995 and 1994. Raw steel production averaged 89% of capability in 1996, compared with 97% of capability in 1995 and 97% of capability in 1994. As a result of improvements in operating efficiency, U. S. Steel increased its stated annual raw steel production capability by 0.3 million tons to 12.8 millions tons for 1996, following an increase of 0.5 million tons in 1995 to 12.5 million tons.

                Carbon cut-to-length plate products accounted for 9% of U. S.
             Steel Group shipments in 1996. On November 5, 1996, two other domestic steel plate producers filed antidumping cases with the U.
             S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that Russia, China, Ukraine, and South Africa have engaged in unfair trade practices with respect to the export of carbon cut-to-length plate to the United States. U. S. Steel Group supports these cases. In December 1996, the ITC announced a preliminary determination of injury to the domestic industry from these unfairly traded imports. In the next step, Commerce is required to make a preliminary determination sometime during the second quarter of 1997, whether or not carbon cut-to-length steel plate is being dumped in the United States from each of these four countries. Final determination of dumping, by Commerce, and of material injury, by the ITC, may occur sometime during the third quarter of 1997.

                Oil country tubular goods ("OCTG") accounted for 6% and 4% of U.
             S. Steel Group shipments in 1996 and 1995, respectively. On June 30, 1994, in conjunction with six other domestic producers, USX filed antidumping and countervailing duty cases with Commerce and the ITC asserting that seven foreign nations have engaged in unfair trade practices with respect to the export of OCTG. In June 1995, Commerce issued its final affirmative determinations of the applicable margins of dumping and/or subsidies in the OCTG cases against producers in all seven countries. On July 24, 1995, the ITC rendered determinations that there had been material injury to domestic producers by reason of illegal dumping of imported products. Determinations favorable to domestic producers were rendered with respect to OCTG imports from Argentina, Italy, Japan, Korea and Mexico and with respect to imports of drill pipe from Argentina, Japan and Mexico.

                USX will file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group. For additional information regarding levels of imported steel, see discussion of "Outlook" below.

                U. S. Steel entered into a five and one-half year contract with the United Steelworkers of America ("USWA"), effective February 1, 1994, covering approximately 15,000 employees. The contract provided for reopener negotiations of specific payroll items with the contingency for binding interest arbitration if agreement concerning such items was not reached. The parties did not reach a settlement and U. S. Steel and the USWA submitted their final offers to arbitration. Both final offers follow the settlements reached by other major integrated producers through interest arbitration. The sole issue in dispute concerns the timing of a final lump-sum bonus payment in 1999. Following the interest arbitration, which will be held in February or March of 1997, the revised contract terms will become retroactively effective as of February 1, 1997.

                The U. S. Steel Group depreciates steel assets by modifying straight-line depreciation based on the level of production. Depreciation charges for 1996, 1995, and 1994 were 94%, 102%, and 102%, respectively, of straight-line depreciation based on production levels for each of the years. In 1996, the modification factors used in the depreciation of steel assets reflect the increase in raw steel production capability discussed above. See
             Note 2 to the U. S. Steel Group Financial Statements.

Management's Discussion and Analysis continued

             Outlook for 1997

                The U. S. Steel Group anticipates that steel demand will remain relatively strong in 1997 as long as the domestic economy continues its pattern of modest growth and the favorable pattern of demand for capital goods and consumer durables continues. However, the U.
             S. Steel Group believes supply will increase in 1997 due to higher imports, increased production capability for flat-rolled products at existing mills, new mini-mill capacity and fewer outages within the industry. To reduce the impact of supply increases, the U. S. Steel Group will attempt to further increase shipments of higher value-added products.

                The world steel industry is characterized by excess production capacity which has restricted price increases during periods of economic growth and led to price decreases during economic contractions. Within the next year, the anticipated availability of flat-rolled steel could have an adverse effect on U. S. Steel shipment levels as companies attempt to gain or retain market share.

                Steel imports to the United States accounted for an estimated
             23%, 21% and 25% of the domestic steel market in 1996, 1995 and 1994, respectively. Steel imports increased sharply in the second half of 1996. In November and December, steel imports accounted for an estimated 29% and 25%, respectively, of the domestic market. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may have an adverse effect on product prices, shipment levels and results of operations.

                U. S. Steel Group shipments in the first quarter of 1997 are expected to be lower than in the fourth quarter of 1996 due to a seasonal industry decline in first quarter shipments. During the second and third quarters of 1997, raw steel production is expected to be reduced by an 86 day planned blast furnace reline at the Mon Valley Works.

                In February, 1997, the U. S. Steel Group and Kobe Steel, Ltd.,
             of Japan signed a memorandum of understanding to construct a second hot-dip galvanized sheet product line at the PRO-TEC Coating Company in Leipsic, Ohio, a 50/50 joint venture between USX and Kobe Steel. Construction is anticipated to begin in the first quarter of 1997 with start-up of operations projected for the third quarter of 1998. The new line would add 400,000 tons of annual capacity to the venture, bringing the total annual capacity to one million tons.

                In addition, U. S. Steel Group and Olympic Steel, Inc. recently announced that they will form a 50/50 joint venture to process laser welded sheet steel blanks. The joint venture, which will conduct business as Olympic Laser Processing, LLC, plans to construct a new facility and purchase two laser welding lines in 1997, with production expected to begin in 1998. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. U. S. Steel will be the venture's primary customer and will be responsible for marketing the laser welded blanks.

  Delhi Group


             Index to Financial Statements, Supplementary Data and Management's Discussion and Analysis

                                                    Page
                                                    ----
Explanatory Note Regarding Financial Information...  D-2
Management's Report................................  D-3
Audited Financial Statements:
       Report of Independent Accountants...........  D-3
       Statement of Operations.....................  D-4
       Balance Sheet...............................  D-5
       Statement of Cash Flows.....................  D-6
       Notes to Financial Statements...............  D-7
Selected Quarterly Financial Data..................  D-18
Principal Unconsolidated Affiliate.................  D-18
Five-Year Operating Summary........................  D-19
Management's Discussion and Analysis...............  D-20

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

Thomas J. Usher                 Robert M. Hernandez        Kenneth L. Matheny
Chairman, Board of Directors    Vice Chairman              Vice President
& Chief Executive Officer       & Chief Financial Officer  & Comptroller

             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying financial statements appearing on pages D-4 through D-17 present fairly, in all material respects, the financial position of the Delhi Group at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                The Delhi Group is a business unit of USX Corporation (as
             described in Note 1, page D-7); accordingly, the financial statements of the Delhi Group should be read in connection with the consolidated financial statements of USX Corporation.



             Price Waterhouse LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 11, 1997

Statement of Operations

             (Dollars in millions)                                                            1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------

             Revenues (Note 1,  page D-7)                                                   $1,061.3        $670.5        $585.1
             Operating costs:
              Cost of sales (excludes items shown below) (Note 5,  page D-10)                  967.0         601.7         515.9
              Selling, general and administrative expenses                                      28.6          24.1          28.7
              Depreciation, depletion and amortization                                          27.5          24.8          30.1
              Taxes other than income taxes                                                      7.8           7.3           8.0
              Restructuring charges (credits) (Note 4,  page D-10)                                 -          (6.2)         37.4
                                                                                            --------        ------        ------
                 Total operating costs                                                       1,030.9         651.7         620.1
                                                                                            --------        ------        ------
             Operating income (loss)                                                            30.4          18.8         (35.0)
             Other income (loss) (Note 5,  page D-10)                                             .3           5.4          (1.7)
             Interest and other financial costs (Note 5,  page D-10)                           (20.7)        (15.7)        (11.8)
                                                                                            --------        ------        ------
             Income (loss) before income taxes and extraordinary loss                           10.0           8.5         (48.5)
             Less provision (credit) for estimated income taxes (Note 12,  page D-13)            3.6           4.5         (17.6)
                                                                                            --------        ------        ------
             Income (loss) before extraordinary loss                                             6.4           4.0         (30.9)
             Extraordinary loss (Note 6,  page D-10)                                             (.5)          (.3)            -
                                                                                            --------        ------        ------
             Net income (loss)                                                                   5.9           3.7         (30.9)
             Dividends on preferred stock                                                          -           (.2)          (.1)
             Net loss (income) applicable to Retained Interest (Note 1,  page D-7)                 -          (2.4)         10.1
                                                                                            --------        ------        ------
             Net income (loss) applicable to outstanding Delhi Stock                        $    5.9        $  1.1        $(20.9)
------------------------------------------------------------------------------------------------------------------------------------

             Income Per Common Share of Delhi Stock

(Dollars in millions, except per share data)                                1996          1995          1994
----------------------------------------------------------------------------------------------------------------

             Income (loss) before extraordinary loss applicable
              to outstanding Delhi Stock                                     $  6.4        $  1.4        $(20.9)
             Extraordinary loss                                                 (.5)          (.3)            -
                                                                             ------        ------        ------
             Net income (loss) applicable to outstanding Delhi Stock         $  5.9        $  1.1        $(20.9)
             Primary and fully diluted per share:
             Income (loss) before extraordinary loss applicable
              to outstanding Delhi Stock                                     $  .68        $  .15        $(2.22)
             Extraordinary loss                                                (.06)         (.03)            -
                                                                             ------        ------        ------
             Net income (loss) applicable to outstanding Delhi Stock         $  .62        $  .12        $(2.22)
             Weighted average shares, in thousands
                       - primary                                              9,451         9,442         9,407
                       - fully diluted                                        9,453         9,442         9,407
----------------------------------------------------------------------------------------------------------------

             See Note 1, page D-7, for basis of presentation and Note 20, page D-15, for a description of net income per common share.
             The accompanying notes are an integral part of these financial statements.

Balance Sheet

(Dollars in millions)                                 December 31         1996         1995
-------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                              $   .4         $1.9
 Receivables, less allowance for doubtful accounts
  of $.8 and $.8 (Note 17,  page D-14)                                   131.3         93.5
 Inventories (Note 11,  page D-12)                                         8.6         10.7
 Other current assets                                                      5.4          3.2
                                                                        ------       ------
   Total current assets                                                  145.7        109.3
Long-term receivables and investments (Note 14,  page D-14)                5.8          8.3
Property, plant and equipment - net (Note 15,  page D-14)                555.3        502.3
Other noncurrent assets                                                    7.8          4.4
                                                                        ------       ------
   Total assets                                                         $714.6       $624.3
-------------------------------------------------------------------------------------------
Liabilities
Current liabilities:
 Notes payable                                                          $  4.3         $1.6
 Accounts payable                                                        196.3        137.8
 Payroll and benefits payable                                              4.2          3.8
 Accrued taxes                                                             5.4          7.0
 Accrued interest                                                          5.3          4.9
 Long-term debt due within one year (Note 7,  page D-10)                  16.5         18.8
                                                                        ------       ------
   Total current liabilities                                             232.0        173.9
Long-term debt (Note 7,  page D-10)                                      202.7        182.0
Long-term deferred income taxes (Note 12,  page D-13)                    139.7        135.9
Deferred credits and other liabilities                                    20.2         16.5
Preferred stock of subsidiary (Note 8,  page D-11)                         3.8          3.8
                                                                        ------       ------
   Total liabilities                                                     598.4        512.1
Stockholders' Equity (Note 18,  page D-15)                               116.2        112.2
                                                                        ------       ------
   Total liabilities and stockholders' equity                           $714.6       $624.3
-------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                          1996          1995          1994
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)                                            $  5.9        $  3.7        $(30.9)
Adjustments to reconcile to net cash provided from
 operating activities:
  Extraordinary loss                                             .5            .3             -
  Depreciation, depletion and amortization                     27.5          24.8          30.1
  Pensions                                                      1.3            .7           2.5
  Deferred income taxes                                         3.2           3.1         (20.9)
  Gain on disposal of assets                                    (.5)          (.5)          (.8)
  Payment of amortized discount on zero coupon debentures         -          (4.4)            -
  Restructuring charges (credits)                                 -          (6.2)         37.4
  Changes in: Current receivables - sold                          -         (18.3)         (5.4)
     - operating turnover                                     (40.7)        (62.5)         16.8
    Inventories                                                 2.1           (.8)          (.3)
    Current accounts payable and accrued expenses              59.6          64.8         (11.6)
  All other - net                                               1.8          (3.6)          3.4
                                                             ------        ------        ------
   Net cash provided from operating activities                 60.7           1.1          20.3
                                                             ------        ------        ------
Investing activities:
Capital expenditures                                          (80.6)        (50.0)        (32.1)
Disposal of assets                                               .6          12.7          11.8
All other - net                                                   -           3.6             -
                                                             ------        ------        ------
   Net cash used in investing activities                      (80.0)        (33.7)        (20.3)
                                                             ------        ------        ------
Financing activities (Note 3,  page D-9):
Increase (decrease)  in Delhi Group's share of
  USX consolidated debt                                        19.7          97.6          (4.5)
Elimination of Marathon Group Retained Interest                   -         (58.2)            -
Preferred stock redeemed                                          -          (2.5)            -
Attributed preferred stock of subsidiary                          -             -           3.7
Dividends paid                                                 (1.9)         (2.0)         (1.9)
Payment attributed to Retained Interest                           -           (.5)         (1.0)
                                                             ------        ------        ------
   Net cash provided from (used in) financing activities       17.8          34.4          (3.7)
                                                             ------        ------        ------
Net increase (decrease) in cash and cash equivalents           (1.5)          1.8          (3.7)
Cash and cash equivalents at beginning of year                  1.9            .1           3.8
                                                             ------        ------        ------
Cash and cash equivalents at end of year                     $   .4        $  1.9        $   .1
------------------------------------------------------------------------------------------------

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

                The financial statements of the Delhi Group include the
             financial position, results of operations and cash flows for the businesses of the Delhi Gas Pipeline Corporation and certain other subsidiaries of USX. The Delhi Group is engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas. The Delhi Group financial statements are prepared using the amounts included in the USX consolidated financial statements.

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

                During 1996 and 1994, sales to one customer who accounted for 10 percent or more of the Delhi Group's total revenues were $106.9 million and $71.7 million, respectively. In addition, sales to several customers having a common parent aggregated $54.7 million during 1994.

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

                Investments in other entities over which the Delhi Group has significant influence are accounted for using the equity method of accounting and are carried at the Delhi Group's share of net assets plus advances. The proportionate share of income from these equity investments is included in other income.

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

             Derivative instruments - The Delhi Group engages in commodity risk management activities within the normal course of its business as an end-user of derivative instruments (Note 22, page D-16). Management is authorized to manage exposure to price fluctuations related to the purchase or sale of natural gas and natural gas liquids through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter
             (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. The Delhi Group's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. OTC swaps are off-balance-sheet instruments. The effect of changes in the market indices related to OTC swaps are recorded and recognized in income with the underlying transaction. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis. Premiums on all commodity-based option contracts are initially based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate.

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

             Long-lived assets - Depreciation is generally computed on a straight-line method based upon estimated lives of assets.

                When an entire pipeline system, plant, major facility or
             facilities depreciated on an individual basis are sold or otherwise disposed of, any gain or loss is reflected in income. Proceeds from disposal of other facilities depreciated on a group basis are credited to the depreciation reserve with no immediate effect on income.

                The Delhi Group evaluates impairment of its long-lived assets on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market value analysis.

             Insurance - The Delhi Group is insured for catastrophic casualty and certain property exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

             Reclassifications - Certain reclassifications of prior years' data have been made to conform to 1996 classifications.

--------------------------------------------------------------------------------
3. Corporate Activities

             Financial activities - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Delhi Group, the Marathon Group and the U. S. Steel Group, based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all three groups. See Note 8, page D-11, for the Delhi Group's portion of USX's financial activities attributed to all three groups. However, transactions such as leases, certain collateralized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

             Corporate general and administrative costs - Corporate general and administrative costs are allocated to the Delhi Group, the Marathon Group and the U. S. Steel Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Delhi Group were $2.0 million in 1996 and 1995, and $1.7 million in 1994, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

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

--------------------------------------------------------------------------------
4. Restructuring Charges (Credits)

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

5. Other Items

(In millions)                                                        1996     1995     1994
---------------------------------------------------------------------------------------------
 Cost of sales included:
  Gas purchases                                                     $925.7   $561.7   $469.1
  Operating expenses                                                  41.3     40.0     46.8
                                                                    ------   ------   ------
   Total                                                            $967.0   $601.7   $515.9
---------------------------------------------------------------------------------------------
 Other income (loss):
  Income from affiliates - equity method                            $   .2   $   .4   $   .7
  Restructuring (charge) credit (Note 4,  page D-10)                     -      5.0     (2.5)
  Other                                                                 .1        -       .1
                                                                    ------   ------   ------
   Total                                                            $   .3   $  5.4   $ (1.7)
---------------------------------------------------------------------------------------------
 Interest and other financial costs/(a)/:
  Interest incurred                                                 $(16.1)  $(10.4)  $ (7.2)
  Financial costs on preferred stock of subsidiary                    (1.0)     (.6)     (.3)
  Expenses on sales of accounts receivable (Note 17,  page D-14)      (2.9)    (3.7)    (3.3)
  Amortization of discounts                                            (.5)     (.6)     (.8)
  Other                                                                (.2)     (.4)     (.2)
                                                                    ------   ------   ------
   Total                                                            $(20.7)  $(15.7)  $(11.8)
---------------------------------------------------------------------------------------------

/(a)/ See Note 3, page D-9, for discussion of USX interest and other financial costs attributable to the Delhi Group.

--------------------------------------------------------------------------------
6. Extraordinary Loss

             On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of debt, resulting in an extraordinary loss to the Delhi Group of $.5 million, net of a $.3 million income tax benefit. In 1995, USX extinguished $553 million of debt prior to maturity, which resulted in an extraordinary loss to the Delhi Group of $.3 million, net of a $.1 million income tax benefit.


--------------------------------------------------------------------------------
7. Long-Term Debt

             The Delhi Group's portion of USX's consolidated long-term debt is as follows:

                                                                            Delhi Group        Consolidated USX/(a)/
                                                                      -----------------------  ---------------------
(In millions)                                            December 31     1996         1995       1996      1995
--------------------------------------------------------------------------------------------------------------------

Debt attributed to all three groups/(b)/                               $220.6       $202.7      $3,949     $4,810
 Less unamortized discount                                                1.4          1.9          25         47
 Less amount due within one year                                         16.5         18.8         309        460
                                                                       ------       ------      ------     ------
  Total long-term debt attributed to all three groups                  $202.7       $182.0      $3,615     $4,303
--------------------------------------------------------------------------------------------------------------------

/(a)/ See Note 16, page U-20, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
/(b)/ Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all three groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 3, page D-9; 8, page D-11; and 9, page D-11).

--------------------------------------------------------------------------------
8. Financial Activities Attributed to All Three Groups

             The following is Delhi Group's portion of USX's financial activities attributed to all groups based on their respective cash flows as described in Note 3, page D-9.

                                                                     Delhi Group      Consolidated USX/(a)/
                                                                   ---------------    ---------------------
(In millions)                                    December 31         1996     1995      1996       1995
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                             $.4     $1.9    $    8     $   47
Receivables/(b)/                                                        -      3.0         -         73
Long-term receivables/(b)/                                             .9      1.2        16         29
Other noncurrent
 assets/(b)/                                                           .4       .3         8          8
                                                                   ------   ------   -------   --------
  Total assets                                                       $1.7     $6.4    $   32     $  157
-----------------------------------------------------------------------------------------------------------
Notes payable                                                        $4.3     $1.6    $   80     $   40
Accounts payable                                                        -      1.9         2         46
Accrued interest                                                      5.3      4.9        98        119
Long-term debt due within one year (Note 7,  page D-10)              16.5     18.7       309        460
Long-term debt (Note 7,
 page D-10)                                                         202.7    182.1     3,615      4,303
Preferred stock of
 subsidiary                                                           3.8      3.8       250        250
                                                                   ------   ------   -------   --------
  Total liabilities                                                $232.6   $213.0    $4,354     $5,218
-----------------------------------------------------------------------------------------------------------
                                         Delhi Group/(c)/                          Consolidated USX
                                  ----------------------------------       --------------------------------
(In millions)                       1996         1995         1994           1996         1995         1994
-----------------------------------------------------------------------------------------------------------
Net interest and other
 financial costs (Note 5,
  page D-10)                      $(17.5)      $(11.6)      $(8.3)         $ (376)      $ (439)      $ (471)
-----------------------------------------------------------------------------------------------------------

/(a)/ For details of USX long-term debt and preferred stock of subsidiary, see Notes 16, page U-20; and 26, page U-25, respectively, to the USX consolidated financial statements.
/(b)/ Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
/(c)/ The Delhi Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all three groups.

--------------------------------------------------------------------------------
9. Supplemental Cash Flow Information

(In millions)                                                     1996      1995    1994
-----------------------------------------------------------------------------------------------------------
 Cash used in operating activities included:
  Interest and other financial costs paid                       $  (19.7)  $ (17.2)    $ (11.2)
  Income taxes paid, including settlements with other groups         (.1)     (3.0)        (.5)
-----------------------------------------------------------------------------------------------------------
 USX debt attributed to all three groups - net:
  Commercial paper:
   Issued                                                       $  1,422   $ 2,434     $ 1,515
   Repayments                                                     (1,555)   (2,651)     (1,166)
  Credit agreements:
   Borrowings                                                     10,356     4,719       4,545
   Repayments                                                    (10,340)   (4,659)     (5,045)
  Other credit arrangements - net                                    (36)       40           -
  Other debt:
   Borrowings                                                         78        52         509
   Repayments                                                       (705)     (440)       (791)
                                                                --------   -------      -------
    Total                                                       $   (780)  $  (505)    $  (433)
 -----------------------------------------------------------------------------------------------------------
  Delhi Group activity                                          $     20   $    98     $    (5)
  Marathon Group activity                                           (769)     (204)       (371)
  U. S. Steel Group activity                                         (31)     (399)        (57)
                                                                --------   -------     -------
    Total                                                       $   (780)  $  (505)    $  (433)
-----------------------------------------------------------------------------------------------------------
 Noncash investing and financing activities:
  Acquisition of assets - debt issued                           $    1.8   $     -     $     -
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. Pensions

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

             Pension cost (credit) - The defined benefit cost for 1996, 1995 and 1994 was determined assuming an expected long-term rate of return on plan assets of 10%, 9.5% and 9%, respectively.

(In millions)                                                              1996          1995          1994
-------------------------------------------------------------------------------------------------------------
Cost of benefits earned during the period                                  $ 1.9         $ 1.6         $ 1.9
Interest cost on projected benefit obligation
 (7% for 1996; 8% for 1995; and 6.5% for 1994)                               3.0           2.8           2.8
Return on assets - actual loss (return)                                     (4.9)         (7.5)           .2
                 - deferred gain (loss)                                      2.1           4.8          (2.9)
Net amortization of unrecognized losses                                       .3             -            .2
                                                                           -----         -----         -----
    Total periodic pension cost                                              2.4           1.7           2.2
Curtailment loss                                                               -             -            .2
                                                                           -----         -----         -----
    Total pension cost                                                      $2.4         $ 1.7         $ 2.4
-------------------------------------------------------------------------------------------------------------

             Funds' status - The assumed discount rate used to measure the benefit obligations was 7.5% at December 31, 1996, and 7% at December 31, 1995. The assumed rate of future increases in compensation levels was 4.5% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in the Delhi Group's balance sheet:

(In millions)                                                  December 31                  1996          1995
---------------------------------------------------------------------------------------------------------------

 Reconciliation of funds' status to reported amounts:
 Projected benefit obligation (PBO)/(a)/                                                  $(39.7)       $(43.7)
 Plan assets at fair market value/(b)/                                                      33.1          30.5
                                                                                          ------        ------
    Assets less than PBO                                                                    (6.6)        (13.2)
  Unrecognized net gain from transition                                                     (2.4)         (2.7)
  Unrecognized prior service cost                                                            2.6           2.9
  Unrecognized net loss (gain)                                                              (2.3)          5.5
  Additional minimum liability                                                               (.3)          (.1)
                                                                                          ------        ------
    Net pension liability included in balance sheet                                       $ (9.0)       $ (7.6)
---------------------------------------------------------------------------------------------------------------
 /(a)/  PBO includes:
   Accumulated benefit obligation                                                         $ 30.8         $33.6
   Vested benefit obligation                                                                29.9          32.7
 /(b)/  Types of assets held:
   Stocks of other corporations                                                               69%           69%
   U.S. Government securities                                                                 16%           17%
   Corporate debt instruments and other                                                       15%           14%
---------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
11. Inventories

 (In millions)                                                       December 31            1996      1995
-----------------------------------------------------------------------------------------------------------
 Natural gas in storage                                                                   $  6.4   $   9.4
 Natural gas liquids in storage                                                               .1        .2
 Materials and supplies                                                                      2.1       1.1
                                                                                          ------   -------
    Total                                                                                 $  8.6   $  10.7
---------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12. Income Taxes

             Income tax provisions and related assets and liabilities attributed to the Delhi Group are determined in accordance with the USX group tax allocation policy (Note 3, page D-9).
                Provisions (credits) for estimated income taxes were:

                                            1996                          1995                        1994
                                --------------------------   ---------------------------   -----------------------------
(In millions)                   Current   Deferred   Total   Current    Deferred   Total   Current   Deferred    Total
------------------------------------------------------------------------------------------------------------------------
Federal                         $.1       $ 2.8      $2.9    $ .3       $ 3.3      $ 3.6   $2.7      $(17.3)     $(14.6)
State and local                  .3          .4        .7     1.1         (.2)        .9     .6        (3.6)       (3.0)
                                ---       -----      ----    ----       -----      -----   ----      ------      ------
    Total                       $.4       $ 3.2      $3.6    $1.4       $ 3.1      $ 4.5   $3.3      $(20.9)     $(17.6)
------------------------------------------------------------------------------------------------------------------------

                In 1996 and 1995, the extraordinary loss on extinguishment of debt included a tax benefit of $.3 million and $.1 million, respectively (Note 6, page D-10).
                A reconciliation of federal statutory tax rate (35%) to total provisions (credits) follows:

(In millions)                                                            1996          1995          1994
-----------------------------------------------------------------------------------------------------------
Statutory rate applied to income (loss) before taxes                     $ 3.5        $  3.0        $(17.0)
Dispositions of subsidiary investments                                       -           1.6             -
State and local income taxes after federal income tax effects               .5            .6          (2.0)
Officers' life insurance                                                   (.4)          (.3)          (.2)
Adjustment of prior years' income taxes                                    (.2)          (.5)          1.2
Other                                                                       .2            .1            .4
                                                                         -----        ------        ------
  Total provisions (credits)                                             $ 3.6        $  4.5        $(17.6)
-----------------------------------------------------------------------------------------------------------

 Deferred tax assets and liabilities were:

(In millions)                                                      December 31          1996          1995
-----------------------------------------------------------------------------------------------------------
Deferred tax assets                                                                   $ 15.2        $ 12.5
Deferred tax liabilities (primarily relate to property, plant and equipment)           154.3         148.3
                                                                                      ------        ------
  Net deferred tax liabilities                                                        $139.1        $135.8
-----------------------------------------------------------------------------------------------------------

                The consolidated tax returns of USX for the years 1990 through
             1994 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.


--------------------------------------------------------------------------------
13. Leases

             Future minimum commitments for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                            Operating
(In millions)                                                Leases
--------------------------------------------------------------------------------

1997                                                          $ 3.0
1998                                                            2.7
1999                                                            2.5
2000                                                            2.0
2001                                                            1.6
Later years                                                     1.6
                                                              -----
  Total minimum lease payments                                $13.4
--------------------------------------------------------------------------------

 Operating lease rental expense:

(In millions)                              1996   1995    1994
--------------------------------------------------------------------------------

Minimum rental                            $ 4.5  $ 4.6   $ 5.0
Contingent rental                            .8    1.2     1.1
                                          -----  -----   -----
  Rental expense                          $ 5.3  $ 5.8   $ 6.1
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
14. Long-Term Receivables and Investments

(In millions)                      December 31     1996         1995
--------------------------------------------------------------------------------
Receivables due after one year                     $ 2.8        $ 4.8
Forward currency contracts                            .9          1.2
Equity method investments                            2.0          2.2
Other                                                 .1           .1
                                                   -----        -----
    Total                                          $ 5.8        $ 8.3
--------------------------------------------------------------------------------

             Summarized financial information of affiliates accounted for by the equity method of accounting follows:

(In millions)                                1996         1995         1994
--------------------------------------------------------------------------------
Income data - year:
 Revenues                                    $  .8        $ 8.2        $20.4
 Operating income                               .4          2.8          6.3
 Net income                                     .4          2.1          3.6
--------------------------------------------------------------------------------
Balance sheet data - December 31:
 Current assets                              $  .3        $  .5
 Noncurrent assets                             3.6          3.9
--------------------------------------------------------------------------------

                Partnership distributions received from equity affiliates were
             $.4 million in 1996, $3.6 million in 1995 and $.4 million in 1994.

--------------------------------------------------------------------------------
15. Property, Plant and Equipment

(In millions)                               December 31        1996         1995
--------------------------------------------------------------------------------

 Gas gathering systems                                        $  864.5    $799.4
 Gas processing plants                                           123.3     119.0
 Other                                                            20.1      17.8
                                                              --------    ------
  Total                                                        1,007.9     936.2
 Less accumulated depreciation, depletion and amortization       452.6     433.9
                                                              --------    ------
  Net                                                         $  555.3    $502.3
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
16. Intergroup Transactions

             Sales and purchases - Delhi Group sales to the Marathon Group totaled $9.2 million, $6.1 million and $4.1 million in 1996, 1995 and 1994, respectively. Delhi Group purchases from the Marathon Group totaled $66.3 million, $37.0 million and $41.6 million in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, Delhi Group trade receivables included $1.8 million and $.9 million, respectively, related to transactions with the Marathon Group. At December 31, 1996 and 1995, Delhi Group trade payables included $15.9 million and $6.0 million, respectively, related to transactions with the Marathon Group. These transactions were conducted on an arm's-length basis.

             Income taxes receivable from/payable to other groups - At December 31, 1996 and 1995, amounts receivable from/payable to other groups for income taxes were included in the balance sheet as follows:

(In millions)                               December 31  1996    1995
--------------------------------------------------------------------------------
Current:
 Receivables                                            $ 1.3    $.3
 Accounts payable                                         1.2     .1
Noncurrent:
 Deferred credits and other liabilities                   1.6      -
--------------------------------------------------------------------------------

                These amounts have been determined in accordance with the tax allocation policy described in Note 3, page D-9. Amounts classified as current are settled in cash in the year succeeding that in which such amounts are accrued. Noncurrent amounts represent estimates of intergroup tax effects of certain issues for years that are still under various stages of audit and administrative review. Such tax effects are not settled among the groups until the audit of those respective tax years is closed. The amounts ultimately settled for open tax years will be different than recorded noncurrent amounts based on the final resolution of all of the audit issues for those years.


--------------------------------------------------------------------------------
17. Sales of Receivables

             The Delhi Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on short-term market rates, is transferred to the buyers. At December 31, 1996, the amount sold under the program that had not been collected was $50.0 million, which will be forwarded to the buyers at the end of the agreement in 1997, or in the event of earlier contract termination. If the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amount sold under the current and prior programs averaged $50.0 million, $56.5 million and $72.5 million for the years 1996, 1995 and 1994, respectively. The buyers have rights to a pool of receivables that must be maintained at a level of at least 110% of the program size. A substantial portion of the Delhi Group's sales are to local distribution companies and electric utilities. This could impact the Delhi Group's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. The Delhi Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts.

--------------------------------------------------------------------------------
18. Stockholders' Equity

(In millions, except per share data)                                        1996       1995     1994
-----------------------------------------------------------------------------------------------------
 Preferred stock:
  Balance at beginning of year                                             $    -    $  2.5   $  2.5
  Redeemed                                                                      -      (2.5)       -
                                                                           ------    ------   ------
  Balance at end of year                                                   $    -    $    -   $  2.5

-----------------------------------------------------------------------------------------------------
 Common stockholders' equity (Note 3,  page D-9):
  Balance at beginning of year                                             $112.2    $169.3   $203.0
  Net income (loss)                                                           5.9       3.7    (30.9)
  Elimination of Marathon Group Retained Interest (Note 1,  page D-7)           -     (58.2)       -
  Dividends on Delhi Stock (per share $.20)                                  (1.9)     (1.8)    (1.8)
  Dividends on preferred stock                                                  -       (.2)     (.1)
  Payment attributed to Retained Interest (Note 3,  page D-9)                   -       (.5)    (1.0)
  Deferred compensation adjustments                                             -       (.1)      .1
                                                                           ------    ------   ------
  Balance at end of year                                                   $116.2    $112.2   $169.3
-----------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                $116.2    $112.2   $171.8
-----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
19. Dividends

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

                Dividends on the Delhi Stock are further limited to the
             Available Delhi Dividend Amount. At December 31, 1996, the Available Delhi Dividend Amount was at least $106.7 million. The Available Delhi Dividend Amount will be increased or decreased, as appropriate, to reflect Delhi net income, dividends, repurchases or issuances with respect to the Delhi Stock and preferred stock attributed to the Delhi Group and certain other items.

--------------------------------------------------------------------------------
20. Net Income Per Common Share

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

--------------------------------------------------------------------------------
21. Stock-Based Compensation Plans and Stockholder Rights Plan

             USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 21, page U-22, and Note 25, page U-25, respectively, to the USX consolidated financial statements.

                During 1996, USX adopted SFAS No. 123, Accounting for Stock-
             Based Compensation and elected to continue to follow the accounting provisions of APB No. 25, as discussed in Note 1, page U-11, to the USX consolidated financial statements. The Delhi Group's actual stock-based compensation expense was $.3 million in 1996 and $.1 million in 1995 and 1994. Incremental compensation expense, as determined under SFAS No. 123, was not material. Therefore, pro forma net income and earnings per share data have been omitted.

--------------------------------------------------------------------------------
22. Derivative Instruments

             The Delhi Group uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase and sale of natural gas and natural gas liquids. The derivative instruments used, as a part of an overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.

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

                The following table sets forth quantitative information by class of derivative instrument:

                                                     Fair              Carrying     Recorded
                                                     Value              Amount      Deferred    Aggregate
                                                    Assets              Assets       Gain or     Contract
(In millions)                                  (Liabilities)/(a)/   (Liabilities)    (Loss)    Values/(b)/
-------------------------------------------------------------------------------------------------------------------
December 31, 1996:
 Exchange-traded commodity futures             $    -               $      -         $ (.1)         $10.5
 Exchange-traded commodity options                  -                      -           (.5)           3.3
 OTC commodity swaps/(c)/                         (.1)/(d)/                -             -           38.9
 OTC commodity options                             .7                     .7            .7            3.8
                                               ------               --------         -----          -----
   Total commodities                           $   .6               $     .7         $  .1          $56.5
                                               ------               --------         -----          -----
 Forward currency contract/(e)/:
     - receivable                              $  1.0               $     .9         $   -          $ 3.1
     - payable                                      -                      -             -             .5
                                               ------               --------         -----          -----
   Total currencies                            $  1.0               $     .9         $   -          $ 3.6
-------------------------------------------------------------------------------------------------------------------
December 31, 1995:
 Exchange-traded commodity futures             $    -               $      -         $(2.2)         $ 4.1
 OTC commodity swaps                              (.3)/(d)/                -             -            9.1
                                               ------               --------         -----          -----
   Total commodities                           $  (.3)              $      -         $(2.2)         $13.2
                                               ------               --------         -----          -----
 Forward currency contracts:
     - receivable                              $  4.2               $    4.1         $   -          $ 7.5
-------------------------------------------------------------------------------------------------------------------

/(a)/ The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the foreign exchange contract. The exchange-traded instruments do not have a corresponding fair value since changes in the market prices of futures or option contracts are settled on a daily basis.
/(b)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
/(c)/ The OTC swap arrangements vary in duration with certain contracts extending up to one year.
/(d)/ Includes fair value for assets of $.6 million as of December 31, 1996, and fair values for liabilities at December 31, 1996 and 1995, of $(.7) million and $(.3) million, respectively.
/(e)/  The forward currency contract matures in 1998.

--------------------------------------------------------------------------------
23. Fair Value of Financial Instruments

             Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 22, page U-16, by individual balance sheet account. As described in Note 3, page U-9, the Delhi Group's specifically attributed financial instruments and the Delhi Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                     1996                   1995
                                                              ------------------     ------------------
                                                              Fair      Carrying     Fair      Carrying
(In millions)                               December 31       Value      Amount      Value      Amount
-------------------------------------------------------------------------------------------------------
Financial assets:
 Cash and cash equivalents                                    $   .4      $   .4     $  1.9      $  1.9
 Receivables                                                   131.3       131.3       93.5        93.5
                                                              ------      ------     ------      ------
     Total financial assets                                   $131.7      $131.7     $ 95.4      $ 95.4

Financial liabilities:
 Notes payable                                                $  4.3      $  4.3     $  1.6      $  1.6
 Accounts payable                                              196.3       196.3      137.6       137.6
 Accrued interest                                                5.3         5.3        4.9         4.9
 Long-term debt (including amounts due within one year)        233.1       219.2      216.4       200.8
                                                              ------      ------     ------      ------
     Total financial liabilities                              $439.0      $425.1     $360.5      $344.9
-------------------------------------------------------------------------------------------------------

                Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of long-term receivables and other investments was based on discounted cash flows or other specific instrument analysis. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                In addition to certain derivative financial instruments
             disclosed in Note 22, page U-16, the Delhi Group's unrecognized financial instruments consist of accounts receivables sold subject to limited recourse. It is not practicable to estimate the fair value of this form of financial instrument obligation because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 17, page U-14.

--------------------------------------------------------------------------------
24. Contingencies and Commitments

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

                For a number of years, the Delhi Group has made capital
             expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1996 and 1995, such capital expenditures totaled $9.0 million and $5.5 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

             Commitments -

                At December 31, 1996, and December 31, 1995, contract
             commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $4.4 million and $9.3 million, respectively.

Selected Quarterly Financial Data (Unaudited)

                                                   1996                                               1995
(In millions, except per   -------------------------------------------------  ------------------------------------------------------

  share data)              4th Qtr.  3rd Qtr.      2nd Qtr.      1st Qtr.      4th Qtr.      3rd Qtr.      2nd Qtr.      1st Qtr.
------------------------------------------------------------------------------------------------------------------------------------

Revenues                   $ 318.5  $ 247.8/(a)/  $ 217.4/(a)/  $ 277.6/(a)/  $ 233.1/(a)/  $ 152.8/(a)/  $ 143.5/(a)/  $ 141.1/(a)/

Operating income (loss)       15.3      3.2           3.4           8.5           6.3          (2.0)          4.9           9.6/(a)/

Operating costs include:
 Restructuring credits           -        -             -             -             -             -          (6.2)            -
Income (loss) before
extraordinary loss             6.4     (1.2)         (1.2)          2.4           1.6          (4.1)          2.3           4.2
Net income (loss)              5.9     (1.2)         (1.2)          2.4           1.5          (4.3)          2.3           4.2
------------------------------------------------------------------------------------------------------------------------------------

Delhi Stock data:
-----------------
Income (loss) before
 extraordinary loss
 applicable to Delhi Stock $   6.4  $  (1.2)      $  (1.2)      $   2.4       $   1.6       $  (4.2)      $   1.2       $   2.8
 - Per share: primary and
             fully diluted     .68     (.14)         (.12)          .25           .17          (.44)          .12           .30
Dividends paid per share       .05      .05           .05           .05           .05           .05           .05           .05
Price range of Delhi
 Stock/(b)/:
 - Low                      12-1/8   11-1/2        11-3/8            10         8-5/8         9-3/4         9-1/4             8
 - High                     16-5/8   14-3/4        14-5/8        12-3/8        10-5/8        11-7/8        13-1/8        10-1/8
------------------------------------------------------------------------------------------------------------------------------------

/(a)/ Reclassified to conform to current classifications.
/(b)/ Composite tape.



Principal Unconsolidated Affiliate (Unaudited)

                                                         December 31, 1996
          Company                      Country               Ownership                 Activity
------------------------------------------------------------------------------------------------------------------------------------

Laredo-Nueces Pipeline Company      United States             50%               Natural Gas Transmission
------------------------------------------------------------------------------------------------------------------------------------


Five-Year Operating Summary

                                                                1996       1995       1994     1993     1992
------------------------------------------------------------------------------------------------------------------------------------

Sales Volumes
 Natural gas throughput (millions of cubic feet per day)
  Gas sales                                                      543.5      567.0      624.5    556.7    546.4
  Transportation                                                 454.5      300.5      271.4    322.1    282.6
                                                              ------------------------------------------------
     Total systems throughput                                    998.0      867.5      895.9    878.8    829.0
  Trading sales                                                  559.1      423.9       94.7        -        -
  Partnerships - equity share/(a)(b)/                                -        5.2       19.6     17.9     27.8
                                                              ------------------------------------------------
     Total sales volumes                                       1,557.1    1,296.6    1,010.2    896.7    856.8
 NGLs sales
  Thousands of gallons per day                                   790.7      792.5      755.7    772.5    714.2
------------------------------------------------------------------------------------------------------------------------------------

Gross Unit Margin ($/mcf)/(c)/                                $   0.24   $   0.23   $   0.31   $ 0.46   $ 0.48
------------------------------------------------------------------------------------------------------------------------------------

Pipeline Mileage (including partnerships)
 Arkansas/(a)/                                                       -          -        349      362      377
 Colorado/(d)/                                                       -          -          -        -       91
 Kansas/(e)/                                                         -          -          -      164      164
 Louisiana/(e)/                                                      -          -          -      141      141
 Oklahoma/(a)(e)/                                                2,916      2,820      2,990    2,908    2,795
 Texas/(b)(e)/                                                   4,444      4,110      4,060    4,544    4,811
                                                              ------------------------------------------------
     Total                                                       7,360      6,930      7,399    8,119    8,379
------------------------------------------------------------------------------------------------------------------------------------

Plants - operating at year-end
 Gas processing                                                     16         15         15       15       14
 Sulfur                                                              6          6          6        3        3
------------------------------------------------------------------------------------------------------------------------------------

Dedicated Gas Reserves - year-end (billions of cubic feet)
 Beginning of year                                               1,743      1,650      1,663    1,652    1,643
 Additions                                                         611        455        431      382      273
 Production                                                       (365)      (317)      (334)    (328)    (307)
 Revisions/Asset Sales                                               -        (45)      (110)     (43)      43
                                                              ------------------------------------------------
     Total                                                       1,989      1,743      1,650    1,663    1,652
------------------------------------------------------------------------------------------------------------------------------------

/(a)/ In 1995, the Delhi Group sold its 25% interest in Ozark Gas Transmission System.
/(b)/ In 1993, the Delhi Group sold its 25% interest in Red River Pipeline. /(c)/ Amounts have been reclassified to conform to 1996 classifications.
/(d)/ In 1993, the Delhi Group sold its pipeline systems located in Colorado. /(e)/ In 1994, the Delhi Group sold certain pipeline systems associated with the planned disposition of nonstrategic assets.

             The Delhi Group
             Management's Discussion and Analysis


                The Delhi Group ("Delhi") includes Delhi Gas Pipeline
             Corporation ("DGP") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas. Management's Discussion and Analysis should be read in conjunction with the Delhi Group's Financial Statements and Notes to Financial Statements.

                The Delhi Group's operating results are mainly affected by fluctuations in natural gas and natural gas liquids prices, and demand levels in the markets that it serves. In 1996, revenues and gross margins were substantially higher due to the increase in natural gas and natural gas liquids prices, and increased systems volumes reflecting the expanded capital spending program.

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



Management's Discussion and Analysis of Income



                 Revenues for each of the last three years were:




             (Dollars in millions)                    1996     1995    1994
             ---------------------------------------------------------------

             Gas sales and trading                 $  917.8  $572.0  $490.9
             Transportation                            17.5    11.7    11.7
             Gas processing                            97.3    70.4    64.1
             Gathering service fees/(a)/               23.1    16.0    17.4
             Other/(b)/                                 5.6      .4     1.0
                                                   --------  ------  ------
              Total revenues                       $1,061.3  $670.5  $585.1
             ---------------------------------------------------------------

             /(a)/ Prior to 1996, Delhi reported natural gas treating, dehydration, compression and other service fees as a reduction to cost of sales. Beginning with 1996, these fees are reported as revenue; accordingly, amounts for prior years have been reclassified.
             /(b)/ Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.

                The increase in 1996 revenues from 1995 was mainly due to higher natural gas and natural gas liquids ("NGLs") prices. The increase in 1995 revenues from 1994 primarily reflected increased trading sales volumes, partially offset by lower average prices for natural gas.

             Management's Discussion and Analysis continued

                Operating income and certain items included in operating income for each of the last three years were:


             (Dollars in millions)                                   1996   1995     1994
             ------------------------------------------------------------------------------

             Operating income (loss)/(a)/                            $30.4  $18.8   $(35.0)
             Less: Certain favorable (unfavorable) items
              Effects of restructuring/(b)/                              -    6.2    (37.4)
              Employee reorganization charges/(c)/                       -      -     (1.7)
              Settlement of take-or-pay claims                           -      -      1.6
              Other employment-related costs                             -      -     (2.0)
                                                                     -----  -----   ------
                 Subtotal                                                -    6.2    (39.5)
                                                                     -----  -----   ------
                 Operating income adjusted to exclude above items    $30.4  $12.6   $  4.5
             ------------------------------------------------------------------------------

             /(a)/ Amounts in 1995 and 1994 were reclassified in 1996 to include gains and losses on disposal of operating assets. Prior to reclassification, these gains and losses were included in other income.
             /(b)/ Related to the planned disposition of certain nonstrategic gas gathering and processing assets.
             /(c)/ Primarily related to employee costs associated with a work force reduction program.

                Adjusted operating income increased $17.8 million in 1996, primarily due to higher unit margins for both gas sales and gas processing, and increased gathering service fees and transportation throughput. These were partially offset by decreased gas sales volumes, increased selling, general and administrative ("SG&A") expenses and increased depreciation, depletion and amortization ("DD&A"). In 1995, adjusted operating income increased $8.1 million from 1994, mainly due to reduced operating expenses and improved gas processing operations, partially offset by a lower gas sales and trading margin. The reduction in operating expenses primarily reflected the effects of the 1994 restructuring plan and work force reduction program.

                Other income of $5.4 million in 1995 included a $5.0 million favorable adjustment on the sale of the Delhi Group's 25 percent partnership interest in Ozark Gas Transmission System ("Ozark") which was included in the 1994 restructuring plan. Other loss of $1.7 million in 1994 included a $2.5 million restructuring charge relating to Ozark, partially offset by $0.7 million income from affiliates.

                Interest and other financial costs increased by $5.0 million in
             1996 and $3.9 million in 1995 mainly due to increased debt levels, primarily reflecting the additional debt associated with the 1995 elimination of the Marathon Group's Retained Interest, and capital expenditures in excess of cash provided from operating activities.

                On June 15, 1995, USX eliminated the Marathon Group's Retained
             Interest in the Delhi Group (equivalent to 4,564,814 shares of USX -- Delhi Group Common Stock). This was accomplished through a reallocation of assets and a corresponding adjustment to debt and equity attributed to the Marathon and Delhi Groups. The transfer was made at a price of $12.75 per equivalent share, or an aggregate value of $58.2 million. The Audit Committee of the USX Board of Directors approved the transaction with the advice of two nationally recognized investment banking firms who negotiated the per-share price and rendered opinions to the Audit Committee that such price was fair from a financial point of view to the respective groups and shareholders. As a result of the elimination, the Delhi Group's debt was increased by $58.2 million, and its equity decreased by the same amount.

             Management's Discussion and Analysis continued

                The provision for estimated income taxes in 1995 included a
             $1.6 million unfavorable effect associated with the sale of the Delhi Group's partnership interest in Ozark. For additional information, see Note 12 to the Delhi Group Financial Statements.

                An extraordinary loss on extinguishment of debt of $0.5 million and $0.3 million was recorded in 1996 and 1995, respectively, representing the portion of the loss on early extinguishment of USX debt attributed to the Delhi Group. For additional information, see
             Note 6 to the Delhi Group Financial Statements.

                Net income was $5.9 million in 1996, compared to $3.7 million in
             1995 and a net loss of $30.9 million in 1994. The changes in net income primarily reflect the factors discussed above.



Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity


                Current assets and current liabilities increased $36.4 million and $58.1 million, respectively, from year-end 1995 to year-end 1996. The increases primarily reflect higher receivables and accounts payable balances at year-end 1996, resulting from higher prices for both natural gas sales and purchases.

                Total long-term debt and notes payable at December 31, 1996, was
             $223.5 million. The $21.1 million increase from year-end 1995 mainly reflects additional debt necessary to finance capital expenditures. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                Net cash provided from operating activities increased $59.6 million from 1995. Cash flows in 1995 included a $4.4 million payment, representing the Delhi Group's share of the amortized discount on USX's zero coupon debentures. Excluding this item, 1996 operating cash flows increased $55.2 million from 1995. The improvement primarily reflected positive changes in working capital in 1996, while 1995 included the unfavorable working capital effects of a change in the sale of receivables program.

                Capital expenditures were $80.6 million in 1996, compared with
             $50.0 million in 1995 and $32.1 million in 1994. Expenditures in 1996 included a major expansion of treating, gathering, and transmission facilities in east Texas to service the Cotton Valley Pinnacle Reef gas play, expansion of gathering systems in Oklahoma, primarily to service the Carter Knox field area, and the acquisition of pipeline and processing assets in west Texas, all of which enabled the Delhi Group to connect additional dedicated natural gas reserves. Dedicated natural gas reserves are reserves typically associated with third-party wells, to be purchased or transported by Delhi. Additions to the Delhi Group's dedicated gas reserves totaled 611 billion cubic feet ("bcf"), 455 bcf and 431 bcf in 1996, 1995 and 1994, respectively. Net increases in dedicated gas reserves were 246 bcf and 93 bcf in 1996 and 1995, respectively. In 1994 dedicated gas reserves had a net decrease of 13 bcf. Expenditures in 1995 included the purchase of gathering systems in Oklahoma and an interchange header in west Texas. Expenditures in all three years included amounts for improvements to and upgrades of existing facilities. Contract commitments for capital expenditures at year-end 1996 were $4.4 million, compared to $9.3 million at year-end 1995.

             Management's Discussion and Analysis continued

                Capital expenditures for 1997 are expected to be approximately
             $75 million. The Delhi Group will continue to target additional expenditures to add new dedicated gas reserves, expand and improve existing facilities and acquire new facilities as opportunities arise in its core operating areas of Texas and Oklahoma. Future capital expenditures can be affected by changes in the price and demand for natural gas, levels of cash flows from operations, the success and level of drilling activity by producers, severe weather conditions or natural disasters, or unforeseen operating difficulties, which could delay the timing of completion of particular capital projects.

                Cash from disposal of assets was $0.6 million in 1996, compared with $12.7 million in 1995 and $11.8 million in 1994. Proceeds in 1995 and 1994 included $11.0 million and $10.6 million, respectively, from the sales of assets included in the 1994 restructuring plan.

                Financial obligations increased by $19.7 million in 1996,
             primarily reflecting the increased level of capital spending. These obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups. For discussion of USX financing activities attributed to all three groups, see USX Consolidated Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity.


             Derivative Instruments

                In the normal course of its business, the Delhi Group is exposed to market risk, or uncertainty in operating results from fluctuating prices of natural gas purchases or sales and NGLs sales and their associated feedstock costs. The Delhi Group uses commodity-based derivative instruments such as exchange-traded futures contracts and options and over-the-counter ("OTC") commodity swaps and options to manage its exposure to market risk. These instruments are utilized mainly on a short-term basis, with most positions opened and closed within a month's business. The Delhi Group engages in derivative activities only as a hedging mechanism to protect margins and does not engage in speculative trading. As a result, changes in the fair value of derivative instruments are generally offset by price changes in the underlying natural gas transaction.

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

             Management's Discussion and Analysis continued

             resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are currently being used to manage exposure to a portion of basis risk. The Delhi Group believes that substantially all of its competitors are subject to this type of risk.

                The Delhi Group is also subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, exposure to liquidity risk is relatively low for exchange-traded transactions.

                The Delhi Group is exposed to credit risk for nonperformance of counterparties in derivative transactions. This risk is primarily managed through ongoing reviews of the credit worthiness of counterparties, including the use of master netting agreements to the extent practicable, and full performance is anticipated.

                Based on a strategic approach of limiting its use of derivative instruments to hedging activities, combined with risk assessment procedures and internal controls in place, management believes that its use of derivative instruments does not expose the Delhi Group to material risk. While such use could materially affect the Delhi Group's results of operations in particular quarterly or annual periods, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 2 to the Delhi Group Financial Statements.


             Liquidity

                For discussion of USX's liquidity and capital resources, see USX
             Consolidated Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity.



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

             Delhi Group environmental expenditures for each of the last three years were/(a)/:

             (Dollars in millions)        1996   1995   1994
             ------------------------------------------------

             Capital                      $ 9.0  $ 5.5  $ 4.6
             Compliance
               Operating & maintenance      4.2    4.3    5.5
                                          -----  -----  -----
                 Total                    $13.2  $ 9.8  $10.1
             -------------------------------------------------

             /(a)/ Estimated based on American Petroleum Institute survey guidelines.

             Management's Discussion and Analysis continued

                 The Delhi Group's environmental capital expenditures
             accounted for 11% of total capital expenditures in each of 1996 and 1995 and 14% in 1994. Compliance expenditures represented less than 1% of the Delhi Group's total operating costs in each of the last three years. Remediation expenditures were not material. Some environmental related expenditures, while benefiting the environment, also enhance operating efficiencies.

                New or expanded environmental requirements, which could increase the Delhi Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, management does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1997. The Delhi Group's capital expenditures for environmental controls are expected to be approximately $9 million in 1997. Predictions beyond 1997 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Delhi Group anticipates that environmental capital expenditures will be approximately $6 million in 1998; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                In 1997, USX will adopt American Institute of Certified Public
             Accountants Statement of Position No. 96-1 -- "Environmental Remediation Liabilities", which recommends that companies include direct costs in accruals for remediation liabilities. These costs include external legal fees applicable to the remediation effort and internal administrative costs for attorneys and staff, among others. Adoption could result in remeasurement of certain remediation accruals and a corresponding charge to operating income. USX is conducting a review of its remediation liabilities and, at this time, is unable to project the effect, if any, of adoption.

                USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Delhi Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 24 to the Delhi Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Delhi Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Delhi Group. See USX Consolidated Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity.

             Management's Discussion and Analysis continued

Management's Discussion and Analysis of Operations


                The following discussion provides analyses of gross margin, by principal service, and operating expenses for each of the last three years.

                Gas sales and trading gross margin, gas sales throughput and trading sales volumes for each of the last three years were:

                                                                    1996    1995    1994
             -----------------------------------------------------------------------------

             Gas sales and trading gross margin (millions)         $ 63.1  $ 56.0  $ 70.3
             Gas sales throughput (million cubic feet per day)      543.5   567.0   624.5
             Trading sales volumes (million cubic feet per day)     559.1   423.9    94.7
             ------------------------------------------------------------------------------

                The $7.1 million increase in gross margin in 1996 was the result of higher gas sales prices and unit margins, partially offset by a slight decrease in gas sales throughput. The decrease in gas sales throughput in 1996 from 1995, and in 1995 from 1994, primarily resulted from the conversion of sales volumes to transportation volumes, and natural declines in production. Gas sales and trading gross margin was negatively impacted by approximately $2.9 million in 1996 due to an anomaly in market conditions related to basis differentials. Two of the pipeline indexes which the Delhi Group used to determine the purchase price under some gas purchase contracts reflected prices much higher than the east Texas market area because the index zones for these pipelines included areas outside of Texas. This disparity resulted in gas purchase costs that exceeded the market price for such gas and resulted in the unfavorable impact noted above. Delhi has subsequently revised many of their purchase contracts to utilize indexes that are more closely related to the east Texas market.

                The $14.3 million decrease in 1995 from 1994 was primarily due to lower average natural gas prices and the August 1994 expiration of the premium service contract with Central Power and Light Company, a utility electric generator serving south Texas.

                Natural gas sales to premium customers, those customers willing to pay a premium to insure a reliable supply of gas, usually produce the highest unit margins. Natural gas volumes not sold to premium markets are typically sold on the spot market, generally at lower average unit margins. Excluding spot and trading sales, the Delhi Group's four largest gas sales customers, all premium customers, accounted for 19%, 19% and 24% of its total gross margin and 17%, 11% and 15% of its total systems throughput in 1996, 1995 and 1994, respectively. In situations where one or more of the Delhi Group's largest customers reduces volumes taken under existing contracts, or chooses not to renew such contracts, the Delhi Group is adversely affected to the extent it is unable to find alternative customers to buy gas at the same level of profitability.

                Natural gas trading sales volumes increased 32% in 1996, and
             348% in 1995. Natural gas trading involves the purchase of natural gas from sources other than wells directly connected to the Delhi Group's systems and the subsequent sale of like volumes. The Delhi Group's trading business was expanded substantially during 1995 in order to increase its customer base and provide greater opportunities for attracting off-system customers requiring firm supply services.

             Management's Discussion and Analysis continued

             Although the unit margins earned on trading sales are usually significantly less than those earned on system sales, the increased volumes provide more flexibility in reacting to changes in on- and off-system market demands.

                The levels of gas sales gross margin for future periods are difficult to accurately project because of fluctuations in customer demand for premium services, competition in attracting new premium customers and the volatility of natural gas prices. Because the strongest demand for gas and the highest gas sales unit margins generally occur during the winter heating season, the Delhi Group has historically recognized the greatest portion of income from its gas sales business during the first and fourth quarters of the year.

                Transportation gross margin and throughput for each of the last three years were:

                                                                        1996    1995    1994
             ---------------------------------------------------------------------------------

             Transportation gross margin (millions)                    $ 17.5  $ 11.7  $ 11.7
             Transportation throughput (million cubic feet per day)     454.5   300.5   271.4
             ----------------------------------------------------------------------------------

                The 50% increase in gross margin in 1996 was due to higher transportation throughput. The increase in throughput was primarily due to additions to dedicated reserves resulting from the expansion programs and acquisitions discussed above in Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity -- Capital Expenditures, and the conversion of some gas sales volumes to transportation volumes.

                Gas processing gross margin and NGLs sales volume for each of the last three years were:

                                                                  1996    1995    1994
             ---------------------------------------------------------------------------
             Gas processing gross margin (millions)              $ 31.4  $ 24.7  $ 15.6
             NGLs sales volume (thousands of gallons per day)     790.7   792.5   755.7
             ----------------------------------------------------------------------------

                The 27% increase in gross margin in 1996 reflected an increase in NGLs prices and unit margins. Favorable economics in 1995, particularly in the first quarter, resulted in an increase in NGLs sales volumes and prices from 1994.

                The Delhi Group monitors the economics of removing NGLs from the gas stream for processing on an ongoing basis to determine the appropriate level of each plant's operation. The levels of gas processing margin for future periods are difficult to project due to fluctuations in the price and demand for NGLs and the volatility of natural gas prices (feedstock costs). Management can reduce the volume of NGLs extracted and sold during periods of unfavorable economics by curtailing the extraction of certain NGLs.

                Gathering service fees gross margin and systems throughput (gas sales throughput plus transportation throughput) for each of the last three years were:

                                                                 1996    1995    1994
             --------------------------------------------------------------------------

             Gathering service fees gross margin (millions)     $ 23.1  $ 16.0  $ 17.4
             Systems throughput (million cubic feet per day)     998.0   867.5   895.9
             ---------------------------------------------------------------------------

             Management's Discussion and Analysis continued

                Prior to 1996, Delhi reported natural gas treating,
             dehydration, compression and other service fees as a reduction to cost of sales. Beginning with 1996, these fees are reported as revenue and gross margin; accordingly, amounts for prior years have been reclassified.

                Gathering service fees gross margin increased 44% in 1996
             primarily due to increased system throughput, particularly volumes from the Cotton Valley Pinnacle Reef gas play in east Texas, of which a significant portion required treating to become pipeline quality gas. Also contributing to the increase was higher natural gas sales prices, as most fees are determined as a percentage of the gas sales price. The decline in 1995 is primarily the result of lower natural gas prices and a slight decline in system throughput.

                The Delhi Group conducts business with the USX -- Marathon Group on an arm's-length basis. The majority of this business is transportation and gathering services covered by long-term agreements, most of which are subject to periodic price adjustments. These services primarily relate to the Marathon Group's production activities in the Cotton Valley Pinnacle Reef area of east Texas. Delhi expects the level of intergroup business to increase, to the extent the Marathon Group continues to be successful in its drilling and production activities in this area.

                Other operating costs (not included in gross margin) for each of the last three years were:

(Dollars in millions)                                                 1996    1995    1994
             -------------------------------------------------------------------------------

             Operating expenses (included in cost of sales)/(a)/     $ 41.3  $40.0   $ 46.8
             Selling, general and administrative expenses              28.6   24.1     28.7
             Depreciation, depletion and amortization                  27.5   24.8     30.1
             Taxes other than income taxes                              7.8    7.3      8.0
             Restructuring charges (credits)                              -   (6.2)    37.4
                                                                     ------  -----   ------
                 Total                                               $105.2  $90.0   $151.0
             --------------------------------------------------------------------------------

             /(a)/Prior to 1996, Delhi reported natural gas treating,
                  dehydration, compression and other service fees as a reduction to cost of sales. Beginning with 1996, these fees are reported as revenue; accordingly, amounts for prior years have been reclassified.

                Operating expenses increased $1.3 million in 1996, following a
             $6.8 million decrease in 1995 from 1994. The increase in 1996 was primarily due to higher costs as a result of expansions of existing facilities and acquisitions of new facilities. The decrease in 1995 primarily reflected benefits of 1994 cost reduction programs.

                Selling, general and administrative expenses increased in 1996, after having decreased in 1995. The increase in 1996 was due to higher costs primarily related to ongoing projects to convert mainframe computer systems to client-server platforms. Also, a change in cost allocation methods resulted in increased SG&A costs, which were entirely offset by decreases in operating expenses. The decrease in 1995 mainly reflected cost savings associated with the 1994 work force reduction program.

                Depreciation, depletion and amortization increased in 1996, following a decrease in 1995. The increase in 1996 reflects the expansion programs and acquisitions discussed above in Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity -- Capital Expenditures. The decrease in 1995 primarily reflected the effects of the 1994 restructuring.

                The 1995 restructuring credit represents the favorable effect of the completion of the 1994 restructuring plan. Restructuring charges of $37.4 million in 1994 reflect the initial write-down of certain nonstrategic assets to estimated net realizable value in connection with the plan.

             Management's Discussion and Analysis continued

             Outlook

                The Delhi Group intends to continue its strategy of focusing primarily on the expansion and increased utilization of facilities in its core operating areas of Texas and Oklahoma, developing downstream natural gas markets, and marketing and trading electric power.

                Delhi is in the process of a major expansion in the Cotton
             Valley Pinnacle Reef gas play in east Texas. Delhi is currently the largest gatherer of volumes in this area, with extensive pipelines and sour gas treating facilities. Pinnacle Reef volumes purchased or transported by Delhi increased by more than 150% from December 1995 levels, to an average monthly volume of approximately 133 million cubic feet per day ("mmcfd") in December 1996. If the producers in this area, including the USX -- Marathon Group, maintain the current level of successful drilling activity, management anticipates that Delhi's average monthly volumes could double by year-end 1997. Delhi continues to evaluate its east Texas treating and processing facilities for potential capacity increases as the production in this area increases. In west Texas, Delhi has expanded its systems through the acquisition of third-party treating, gathering and processing facilities. Delhi plans to continue to increase its west Texas system capacity through expansions and upgrades to the acquired facilities. Delhi's west Texas volumes increased by more than 35%, to an average of approximately 190 mmcfd, in 1996 from 1995 levels. As these expansions and upgrades are completed, management expects that these volumes could ultimately increase by as much as 100 mmcfd. Delhi's expansion in Oklahoma has been focused primarily on the Carter Knox field. Delhi's volumes in December 1996 were up over 150% from December 1995, to an average of approximately 33 mmcfd, and average monthly volumes are expected to increase by as much as 50% by year-end 1997.

                The Delhi Group's ability to complete anticipated expansions, upgrades or acquisitions, and to realize the projected increases in volumes and their related profitability, could be materially impacted by many factors that could change the economic feasibility of such projects. These factors include, but are not limited to, changes in price and demand for natural gas and NGLs, the success and level of drilling activity by producers in Delhi's primary operating areas, the increased presence of other gatherers and processors in these areas, the availability of capital funds, changes in environmental or regulatory requirements, and other unforeseen operating difficulties.

                To pursue downstream natural gas markets, those end-users behind local distribution companies, the Delhi Group opened a marketing office in Chicago in 1995 and another in Pittsburgh in 1996. These offices serve industrial and commercial end-users in the midwest and northeast, where unit margins generally exceed those on the spot market. In 1996, these offices produced revenues of approximately $8.2 million, which are included in gas sales and trading revenues. Delhi's ability to further penetrate these markets could be limited by changes in demand for natural gas, levels of competition and regulatory requirements.

             Management's Discussion and Analysis continued


                 In June 1995, the Delhi Group received Federal Energy
             Regulatory Commission approval to market wholesale electric power and began limited trading in December 1995. Management believes that the electric power business is a natural extension of and a complement to its existing energy services. This added service should eventually enable the Delhi Group to offer both gas and electric services to those industrial and commercial customers who can readily switch energy sources. In 1996, the marketing and trading of electric power generated revenues of $5.1 million, on sales of approximately 230 million megawatt hours of electricity. Future changes in market conditions, primarily those related to supply, demand and price, could affect Delhi's ability to increase revenues and volumes. The Delhi Group may also pursue cogeneration opportunities to convert its gas into electricity to capture summer peaking premiums.

                     THIS PAGE IS INTENTIONALLY LEFT BLANK

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of USX required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" in USX's Proxy Statement for the 1997 Annual Meeting of Stockholders.

     The executive officers of USX or its subsidiaries and their ages as of February 1, 1997, are as follows:

USX - Corporate
 Gretchen R. Haggerty............................  41  Vice President & Treasurer
 Robert M. Hernandez.............................  52  Vice Chairman & Chief Financial Officer
 Kenneth L. Matheny..............................  49  Vice President & Comptroller
 Dan D. Sandman..................................  48  General Counsel, Secretary and Senior Vice President-Human Resources
 Terrence D. Straub..............................  51  Vice President-Public Affairs
 Thomas J. Usher.................................  54  Chairman of the Board of Directors & Chief Executive Officer
 Charles D. Williams.............................  61  Vice President-Investor Relations

USX - Marathon Group
 Victor G. Beghini...............................  62  Vice Chairman-Marathon Group and President-Marathon Oil Company
 J. Louis Frank..................................  60  Executive Vice President-Refining, Marketing & Transportation-Marathon Oil
                                                       Company
 Carl P. Giardini................................  61  Executive Vice President-Exploration & Production-Marathon Oil Company
 Kevin M. Henning................................  49  Vice President-Supply & Transportation-Marathon Oil Company
 Ronnie S. Keisler...............................  50  Vice President-Worldwide Exploration-Marathon Oil Company
 Jimmy D. Low....................................  59  Assistant to the President
 William F. Madison..............................  54  Vice President-Technology & Business Resources-Marathon Oil Company
 John V. Parziale................................  56  Vice President-Planning-Marathon Oil Company
 William F. Schwind, Jr..........................  52  General Counsel & Secretary-Marathon Oil Company
 John P. Surma...................................  42  Senior Vice President-Finance & Accounting-Marathon Oil Company
 Riad N. Yammine.................................  62  President-Emro Marketing Company

USX - U. S. Steel Group
 Charles G. Carson, III..........................  54  Vice President-Environmental Affairs
 John J. Connelly................................  51  Vice President-International Business
 Roy G. Dorrance.................................  51  Executive Vice President-Sheet Products
 Charles C. Gedeon...............................  56  Executive Vice President-Raw Materials & Diversified Businesses
 Edward F. Guna..................................  48  Vice President-Accounting & Finance
 Bruce A. Haines.................................  52  Vice President-Technology & Management Services
 J. Paul Kadlic..................................  56  Vice President-Sales
 Donald M. Laws..................................  61  General Counsel
 Thomas W. Sterling, III.........................  49  Vice President-Employee Relations
 Paul J. Wilhelm.................................  54  President-U. S. Steel Group

USX - Delhi Group
 Albert G. Adkins................................  49  Vice President-Finance & Accounting-Delhi Gas Pipeline Corporation
 Grover G. Gradick...............................  51  Executive Vice President-Supply & Operations-Delhi Gas Pipeline Corporation
 David A. Johnson................................  50  Senior Vice President-Marketing-Delhi Gas Pipeline Corporation
 David M. Kihneman...............................  48  President-Delhi Group and President-Delhi Gas Pipeline Corporation
 Kenneth J. Orlowski.............................  47  Senior Vice President-Administration, General Counsel & Secretary-Delhi
                                                       Gas Pipeline Corporation

     All of the executive officers have held management or professional positions with USX or its subsidiaries for more than the past five years, with the exception of John P. Surma, who was a partner of Price Waterhouse LLP for more than five years prior to joining USX in 1997.

Item 11. MANAGEMENT REMUNERATION

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in USX's Proxy Statement dated March 10, 1997, for the 1997 Annual Meeting of Stockholders.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in USX's Proxy Statement dated March 10, 1997, for the 1997 Annual Meeting of Stockholders.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in USX's Proxy Statement dated March 10, 1997, for the 1997 Annual Meeting of Stockholders.

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

           Supplementary Data -
             Summarized Financial Information of Marathon Oil Company is provided on page 67.

      B. Reports on Form 8-K

             Form 8-K dated October 23, 1996, reporting under item 5, Other Events, applicability of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, to USX Corporation, the Marathon Group, the U. S. Steel Group and the Delhi Group.

             Form 8-K dated November 26, 1996, reporting under Item 5, Other Events, the execution of an underwriting agreement relating to the Registrant's 6-3/4% Exchangeable Notes Due February 1, 2000.

      C. Exhibits


Exhibit No.
      3. Articles of Incorporation and By-Laws
         (a)  USX Restated Certificate of
         Incorporation dated November 1, 1993..............................  Incorporated by reference to Exhibit
                                                                             3.1 to the USX Report on Form 10-Q
                                                                             for the quarter ended September 30, 1993.

      (b)  USX By-Laws, effective
           as of June 30, 1996..............................................  Incorporated by reference to Exhibit
                                                                              3(a) to the USX Report on Form 10-Q for
                                                                              the quarter ended June 30, 1996.

      4. Instruments Defining the Rights of Security Holders
         Including Indentures
         (a)  Credit Agreement dated as of
              August 18, 1994, as amended by an Amended
              and Restated Credit Agreement dated
              August 7, 1996................................................  Incorporated by reference to Exhibit
                                                                              4(a) to USX Reports on Form 10-Q for the
                                                                              quarters ended September 30, 1994, and
                                                                              June 30, 1996.


         (b)  Amended and Restated Rights Agreement........................   Incorporated by reference to Form 8
                                                                              Amendment to Form 8-A filed on
                                                                              October 5, 1992.

        (c) Pursuant to 17 CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of USX. USX hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

10.   Material Contracts

      (a) USX 1986 Stock Option Incentive Plan, As
          Amended May 28, 1991.............................................   Incorporated by reference to Exhibit
                                                                              10(b) to the USX Form 10-K for the year
                                                                              ended December 31, 1991.

      (b) USX 1990 Stock Plan, As Amended May 4, 1992.....................    Incorporated by reference to Annex III to
                                                                              the USX Proxy Statement dated
                                                                              April 13, 1992.

      (c) USX Annual Incentive Compensation
          Plan, As Amended March 26, 1991.................................    Incorporated by reference to Exhibit
                                                                              10(d) to the USX Form 10-K for the year
                                                                              ended December 31, 1991.

     (d) USX Senior Executive Officer Annual
         Incentive Compensation Plan, As Amended
         January 30, 1995.................................................    Incorporated by reference to Exhibit
                                                                              10(e) to the USX Form 10-K for the year
                                                                              ended December 31, 1994.

    (e) Marathon Oil Company Annual Incentive
        Compensation Plan..................................................   Incorporated by reference to Exhibit
                                                                              10(f) to the USX Form 10-K for the year
                                                                              ended December 31, 1992.

   (f)  USX Executive Management
        Supplemental Pension Program, As Amended
        October 1, 1996...................................................

   (g)  USX Supplemental Thrift Program, As Amended
        November 1, 1994..................................................    Incorporated by reference to Exhibit
                                                                              10(h) to the USX Form 10-K for the year
                                                                              ended December 31, 1994.




      (h)   Form of agreements Between the Corporation and
            Various Officers..............................................    Incorporated by reference to Exhibit
                                                                              10(h) to the USX Form 10-K for the year
                                                                              ended December 31, 1995.

      (i)   Delhi Gas Pipeline Corporation Annual Incentive
            Compensation Plan effective
            January 1, 1992...............................................    Incorporated by reference to Exhibit
                                                                              10(i) to the USX Form 10-K for the year
                                                                              ended December 31, 1995.

      (j)   USX Stock Appreciation Rights Plan
            (Delhi Group)

      (k)   USX Deferred Compensation Plan
            For Non-Employee Directors
            effective January 1, 1997.

      12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

      12.2  Computation of Ratio of Earnings to Fixed Charges

      21.   List of Significant Subsidiaries

      23.   Consent of Independent Accountants

      27.   Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 7, 1997.

                                USX CORPORATION

                         By  /s/  Kenneth L. Matheny
                             ----------------------------
                                  Kenneth L. Matheny
                             Vice President & Comptroller

            Signature                         Title
            ---------                         -----

                                          Chairman of the Board of Directors,
/s/          Thomas J. Usher             Chief Executive Officer and Director
-------------------------------------
             Thomas J. Usher
                                         Vice Chairman & Chief Financial Officer
/s/        Robert M. Hernandez                        and Director
-------------------------------------
           Robert M. Hernandez

/s/        Kenneth L. Matheny                 Vice President & Comptroller
-------------------------------------
           Kenneth L. Matheny

/s/        Neil A. Armstrong                             Director
-------------------------------------
           Neil A. Armstrong

/s/        Victor G. Beghini                             Director
-------------------------------------
           Victor G. Beghini

                                                         Director
--------------------------------------
          Jeanette G. Brown

/s/        Charles A. Corry                              Director
--------------------------------------
           Charles A. Corry

/s/         Charles R. Lee                               Director
--------------------------------------
            Charles R. Lee

/s/        Paul E. Lego                                  Director
--------------------------------------
           Paul E. Lego

/s/        Ray Marshall                                  Director
--------------------------------------
           Ray Marshall

                                                         Director
--------------------------------------
         John F. McGillicuddy

/s/      John M. Richman                                 Director
--------------------------------------
         John M. Richman

/s/     Seth E. Schofield                                Director
--------------------------------------
        Seth E. Schofield

/s/        John W. Snow                                  Director
--------------------------------------
           John W. Snow

/s/      Paul J. Wilhelm                                 Director
--------------------------------------
         Paul J. Wilhelm

/s/     Douglas C. Yearley                               Director
--------------------------------------
        Douglas C. Yearley

                       Glossary of Certain Defined Terms


The following definitions apply to terms used in this document:


Apollo.........................  Apollo Gas Company
B&LE...........................  Bessemer & Lake Erie Railroad
bcf............................  billion cubic feet
BOE............................  barrels of oil equivalent
bpd............................  barrels per day
Btus...........................  British thermal units
CAA............................  Clean Air Act
Carnegie.......................  Carnegie Natural Gas Company
CERCLA.........................  Comprehensive Environmental Response,
                                   Compensation, and Liability Act
CIPCO..........................  Carnegie Interstate Pipeline Company
CIPL...........................  Cook Inlet Pipe Line Company
CLAM...........................  CLAM Petroleum Company
CMS............................  Corrective Measures Study
Common Stock...................  collectively, the three classes of
                                   USX-Common Stock
Corporation, the...............  USX Corporation
CSW............................  Central and South West Corporation
CWA............................  Clean Water Act
DD&A...........................  depreciation, depletion and amortization
Delhi Stock....................  USX-Delhi Group Common Stock
Delhi..........................  The Delhi Group
DESCO..........................  Double Eagle Steel Coating Company
DGP............................  Delhi Gas Pipeline Corporation
DOE............................  Department of Energy
DOJ............................  Department of Justice
downstream.....................  refining, marketing and transportation operations
Emro...........................  Emro Marketing Company
EPA............................  Environmental Protection Agency
exploratory....................  wildcat and delineation, i.e., exploratory wells
FERC...........................  Federal Energy Regulatory Commission
FOV............................  Finding of Violation
IDEM...........................  Indiana Department of Environmental Management
IMD............................  Inventory Management and Distribution Company,
                                    L.L.C.
indexed debt...................  6-3/4% Exchangeable Notes Due February 1, 2000
Kobe...........................  Kobe Steel Ltd.
LDCs...........................  local distribution companies
LIBOR..........................  London Interbank Offered Rate
LNG............................  liquefied natural gas
Marathon.......................  Marathon Oil Company
Marathon Power.................  Marathon Power Company, Ltd.
Marathon Stock.................  USX-Marathon Group Common Stock
mcf............................  thousand cubic feet
MERLA..........................  Minnesota Environmental Response and
                                   Liability Act
Minntac........................  U. S. Steel's iron ore operations at Mt. Iron,
                                   Minn.
MIPS...........................  8-3/4% Cumulative Monthly Income Preferred
                                   Stock
mmcfd..........................  million cubic feet per day
mmgal..........................  million gallons
MPA............................  Marine Preservation Association



MPCA...........................  Minnesota Pollution Control Agency
MPLC...........................  Marathon Pipe Line Company
NAAQs..........................  National Ambient Air Quality Standards
Nautilus.......................  planned natural gas pipeline in the Gulf of
                                   Mexico
NGA............................  Natural Gas Act of 1938
NGLs...........................  natural gas liquids
NGPA...........................  Natural Gas Policy Act of 1978
NOV............................  Notice of Violation
NYMEX..........................  New York Mercantile Exchange
OCAW...........................  Oil, Chemical and Atomic Workers Union
off-system.....................  not directly connected to Delhi's pipeline systems
OPA-90.........................  Oil Pollution Act of 1990
OTC............................  over-the-counter
Ozark..........................  Ozark Gas Transmission System
PA.............................  Piltun-Astokhskoye
PaDER..........................  Pennsylvania Department of Environmental
                                   Resources
POD............................  plan of development
POSCO..........................  Pohang Iron & Steel Co., Ltd.
Poseidon.......................  Poseidon Oil Pipeline Company, L.L.C.
PRO-TEC Coating Company........  USX and Kobe joint venture which operates hot-dip galvanizing line in Leipsic, Ohio
PRP............................  potentially responsible party; or if plural,
                                   PRPs
RCRA...........................  Resource Conservation and Recovery Act
RFG............................  reformulated gasoline
RFI............................  RCRA Facility Investigation
RI/FS..........................  Remedial Investigation and Feasibility Study
RM&T...........................  refining, marketing and transportation
RMI............................  RMI Titanium Company
ROD............................  Record of Decision
RRC............................  Railroad Commission
SAGE...........................  Scottish Area Gas Evacuation
Sakhalin Energy................  Sakhalin Energy Investment Company Ltd.
SEP............................  Supplemental Environmental Project
SFAS No. 121...................  Accounting For the Impairment of Long-Lived
                                   Assets and for Long-Lived Assets to be
                                   Disposed Of
SG&A...........................  selling, general and administrative spot...........................  short-term, interruptible, i.e., spot market
Steel and Related Businesses...  certain businesses of the U. S. Steel Group--
                                   production and sale of steel mill products,
                                   coke and taconite pellets and management of
                                   mineral resources, domestic coal mining,
                                   engineering and consulting services and
                                   technology licensing
Steel Stock....................  USX-U. S. Steel Group Common Stock
trading sales..................  sales of domestic natural gas purchased for resale
Transtar.......................  Transtar, Inc.
turnarounds....................  major maintenance shutdowns at refineries
U. S. Steel....................  integrated steel producer in the U.S., primarily engaged in production of steel
                                   mill products, coke and taconite pellets
U. S. Steel Mining.............  U. S . Steel Mining Company LLC
UEGs...........................  utility electric generators upstream.......................  exploration and production operations
USS-POSCO Industries...........  USX and Pohang Iron & Steel Co., Ltd., joint venture in Pittsburg, Calif.
USS/Kobe Steel Company.........  USX and Kobe Steel Ltd. joint venture in
                                   Lorain, Ohio
USTs...........................  underground storage tanks
USWA...........................  United Steelworkers of America
USX............................  USX Corporation


Supplementary Data
Summarized Financial Information of Marathon Oil Company
-----------------------------------------------------------------------------

   Included below is the summarized financial information of Marathon Oil Company, a wholly owned subsidiary of USX Corporation.


                                                                 (In millions)
                                                                  -----------
                                                            Year Ended December 31
                                                            ----------------------
                                                        1996        1995          1994
                                                        ----        ----          ----
Income Data:
     Revenues.......................................  $16,288    $13,809/(a)/  $12,856/(a)/
     Operating income...............................    1,258      146/(a)/        783/(a)/
     Total income (loss) before extraordinary loss..      618     (145)            291
     Net Income (loss)..............................      608     (150)            291

                                                          December 31
                                                          -----------
                                                        1996        1995
                                                        ----        ----
Balance Sheet Data:
     Assets:
      Current assets................................  $ 3,271    $ 2,656
      Noncurrent assets.............................    7,977      8,088
                                                      -------    -------
       Total assets.................................  $11,248    $10,744
                                                      =======    =======

     Liabilities and stockholder's equity:
      Current liabilities...........................  $ 2,197    $ 1,659
      Noncurrent liabilities........................    7,199      7,842
      Stockholder's equity..........................    1,852      1,243
                                                      -------    -------
       Total liabilities and stockholder's equity...  $11,248    $10,744
                                                      =======    =======

---------
(a)  Reclassified to conform to 1996 classifications.