Form 10-Q
period 1997-03-31
USX CORP
filed 1997-05-12
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

Common stock outstanding at April 30, 1997 follows:

               USX-Marathon Group       -    287,745,235    shares
               USX-U. S. Steel Group    -     85,616,168    shares
               USX-Delhi Group          -      9,451,269    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 1997
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          13

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         14

               Financial Statistics                                 21

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               22

               Marathon Group Balance Sheet                         23

               Marathon Group Statement of Cash Flows               24

               Selected Notes to Financial Statements               25

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              29

               Supplemental Statistics                              35

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 1997
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            36

               U. S. Steel Group Balance Sheet                      37

               U. S. Steel Group Statement of Cash Flows            38

               Selected Notes to Financial Statements               39

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          43

               Supplemental Statistics                              47

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  48

               Delhi Group Balance Sheet                            49

               Delhi Group Statement of Cash Flows                  50

               Selected Notes to Financial Statements               51

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          55

               Supplemental Statistics                              59

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    60

       Item 5. Other Information                                    60

       Item 6. Exhibits and Reports on Form 8-K                     70

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
REVENUES                                              $5,997        $5,473

OPERATING COSTS:
  Cost of sales (excludes items shown below)           4,432         4,076
  Inventory market valuation charges (credits)           114          (155)
  Selling, general and administrative expenses            54            44
  Depreciation, depletion and amortization               253           267
  Taxes other than income taxes                          769           742
  Exploration expenses                                    33            33
                                                      ------        ------
     Total operating costs                             5,655         5,007
                                                      ------        ------

OPERATING INCOME                                         342           466

Other income                                              27            34
Interest and other financial income                        3             5
Interest and other financial costs                       (85)         (120)
                                                      ------        ------

INCOME BEFORE INCOME TAXES                               287           385

Less provision for estimated income taxes                 91           120
                                                      ------        ------

NET INCOME                                               196           265

Dividends on preferred stock                              (6)           (6)
                                                      ------        ------

NET INCOME APPLICABLE TO COMMON STOCKS                  $190          $259
                                                      ======        ======












Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1997         1996
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

  Net income                                            $108          $216
    - Per share - primary                                .37          .75
              - fully diluted                            .37          .74

  Dividends paid per share                               .19           .17

  Weighted average shares, in thousands
    - Primary                                        287,987      287,460
    - Fully diluted                                  294,661      297,251

APPLICABLE TO STEEL STOCK:

  Net income                                             $81           $40
    - Per share - primary                                .96          .49
              - fully diluted                            .93          .48

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Primary                                         85,006       83,197
    - Fully diluted                                   94,581       85,030

APPLICABLE TO DELHI STOCK:

  Net income                                              $1            $2
    - Per share - primary and fully diluted              .15          .25

  Dividends paid per share                               .05           .05

  Weighted average shares, in thousands
    - Primary                                          9,466        9,447
    - Fully diluted                                    9,467        9,447













Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     March 31   December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $78           $55
  Receivables, less allowance for doubtful
   accounts of $8 and $26                              1,019         1,270
  Inventories                                          1,855         1,939
  Deferred income tax benefits                            57            57
  Other current assets                                    84            81
                                                      ------        ------
     Total current assets                              3,093         3,402

Investments and long-term receivables,
 less reserves of $17 and $17                            931           854
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,426 and $15,280                                  10,323        10,404
Prepaid pensions                                       2,064         2,014
Other noncurrent assets                                  308           306
                                                      ------        ------
     Total assets                                    $16,719       $16,980
                                                      ======        ======


























Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31   December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------

LIABILITIES

Current liabilities:
  Notes payable                                         $103           $81
  Accounts payable                                     1,862         2,204
  Payroll and benefits payable                           514           475
  Accrued taxes                                          306           304
  Accrued interest                                        63           102
  Long-term debt due within one year                     521           353
                                                      ------        ------
     Total current liabilities                         3,369         3,519

Long-term debt, less unamortized discount              3,535         3,859
Long-term deferred income taxes                        1,147         1,097
Employee benefits                                      2,797         2,797
Deferred credits and other liabilities                   469           436
Preferred stock of subsidiary                            250           250
                                                      ------        ------
     Total liabilities                                11,567        11,958
                                                      ------        ------
STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 6,900,000 shares
   ($345 liquidation preference)                           7             7
Common stocks:
  Marathon Stock issued - 287,686,738 shares and
   287,525,213 shares                                    288           288
  Steel Stock issued - 85,281,513 shares and
   84,885,473 shares                                      85            85
  Delhi Stock issued - 9,451,269 shares and
   9,448,269 shares                                        9             9
Additional paid-in capital                             4,166         4,150
Retained earnings                                        631           517
Other equity adjustments                                 (34)          (34)
                                                      ------        ------
     Total stockholders' equity                        5,152         5,022
                                                      ------        ------
     Total liabilities and stockholders' equity      $16,719       $16,980
                                                      ======        ======








Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $196          $265
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               253           267
  Exploratory dry well costs                              14            14
  Inventory market valuation charges (credits)           114          (155)
  Pensions                                               (47)          (46)
  Postretirement benefits other than pensions              9             6
  Deferred income taxes                                   39            74
  Gain on disposal of assets                             (14)          (25)
  Changes in:
     Current receivables                                 239           (20)
     Inventories                                         (30)           21
     Current accounts payable and accrued expenses      (331)         (130)
  All other - net                                        (23)           (6)
                                                      ------        ------
     Net cash provided from operating activities         419           265
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (185)         (178)
Disposal of assets                                        19           175
Investments in equity affiliates - net                   (56)            5
All other - net                                            5            (7)
                                                      ------        ------
     Net cash used in investing activities              (217)           (5)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements - net  22            60
Other debt repayments                                   (134)         (263)
Common stock issued                                       14             7
Dividends paid                                           (81)          (75)
                                                      ------        ------
     Net cash used in financing activities              (179)         (271)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      23           (11)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            55           131
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $78          $120
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(132)        $(170)
  Income taxes paid                                      (44)          (23)


Selected notes to financial statements appear on pages 9-12.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1996.

     Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, USX identified additional environmental remediation liabilities of $46 million, of which $28 million was discounted to a present value of $13 million and $18 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect on first quarter 1997 operating income was $27 million.

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

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1997         1996
                                                       ----         ----
    Matching crude oil and refined product buy/sell
      transactions settled in cash                      $755         $599
    Consumer excise taxes on petroleum products and
      merchandise                                        655          633

 4. Operating income includes net periodic pension credits of $38 million and $37 million in the first quarter of 1997 and 1996, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

 5. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

 6. Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1997         1996
                                                     --------   -----------
    Raw materials                                       $532         $594
    Semi-finished products                               317          309
    Finished products                                    993          908
    Supplies and sundry items                            127          128
                                                      ------        ------
      Total (at cost)                                  1,969        1,939
    Less inventory market valuation reserve              114            -
                                                      ------        ------
      Net inventory carrying value                    $1,855       $1,939
                                                      ======        ======

     The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to operating income. For additional information, see Outlook in the Marathon Group's Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 7. At March 31, 1997, USX had no borrowings against its $2,350 million long-term revolving credit agreement.

     USX had $30 million in outstanding borrowings at March 31, 1997, against its short-term lines of credit totaling $200 million, which require maintenance of compensating balances of 3%. In addition, USX had other outstanding short-term borrowings of $73 million.

     In the event of a change in control of USX, debt obligations totaling $3,212 million at March 31, 1997, may be declared immediately due and payable.

 8. During the first quarter of 1997, USX called for redemption on April 4, 1997 and April 15, 1997, respectively, Zero Coupon Convertible Senior Debentures Due 2005 with a carrying value of $41 million and the aggregate principal amount of $227 million 7% Convertible Subordinated Debentures Due 2017. Also during the quarter, USX redeemed $120 million aggregate principal amount of 8.50% Sinking Fund Debentures Due November 1, 2006.

 9. USX has agreements (the programs) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1997, the amount sold under the programs that had not been collected was $740 million, which will be forwarded to the buyers at the end of the agreements, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the programs will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% to 115% of the programs' size. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse under an agreement that expires in 1997. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At March 31, 1997, the balance of sold loans receivable subject to recourse was $35 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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


10.  (Continued)

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1997, and December 31, 1996, accrued liabilities for remediation totaled $171 million and $144 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $42 million at March 31, 1997, and $23 million at December 31, 1996.

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1997 and for the years 1996 and 1995, such capital expenditures totaled $31 million, $165 million and $111 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At March 31, 1997, and December 31, 1996, accrued liabilities for platform abandonment and dismantlement totaled $122 million and $118 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities totaled
     $70 million at March 31, 1997. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of March 31, 1997, the largest guarantee for a single affiliate was $28 million.

     At March 31, 1997, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $176 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at March 31, 1997, totaled $596 million compared with $526 million at December 31, 1996.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------



 First Quarter Ended
       March 31                          Year Ended December 31
---------------------   -------------------------------------------------------

   1997        1996         1996        1995         1994        1993      1992
   ----        ----         ----        ----         ----        ----      ----
   3.31        3.78         3.55        1.50         1.92        (a)       (a)
   ====        ====         ====        ====         ====        ====      ====

  (a) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million for 1993 and by $211 million for 1992.


                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------


 First Quarter Ended
       March 31                          Year Ended December 31
---------------------   -------------------------------------------------------

   1997        1996         1996        1995         1994        1993      1992
   ----        ----         ----        ----         ----        ----      ----
   3.57        4.04         3.81        1.63         2.08        (a)       (a)
   ====        ====         ====        ====         ====        ====      ====

  (a) Earnings did not cover fixed charges by $281 million for 1993 and by $197 million for 1992.

PAGE> 14
                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     USX Corporation ("USX") is a diversified company engaged primarily in the energy business through its Marathon Group, in the steel business through its
U. S. Steel Group and in the gas gathering and processing business through its Delhi Group. The following discussion should be read in conjunction with the first quarter 1997 USX consolidated financial statements and selected notes. For income per common share amounts applicable to each of USX's three classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock"), USX-U. S. Steel Group Common Stock ("Steel Stock") and USX-Delhi Group Common Stock ("Delhi Stock"), see Consolidated Statement of Operations - Income per Common Share. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

     Certain sections of the discussion include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional cautionary language related to USX, see Item 5. herein.

Results of Operations
---------------------

     Revenues for the first quarter of 1997 and 1996 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997        1996
--------------------------------------------------------------------------------
Revenues
  Marathon Group                                      $4,082        $3,627
  U. S. Steel Group                                    1,620         1,591
  Delhi Group                                            339           278
  Eliminations                                           (44)          (23)
                                                      ------        ------
     Total USX Corporation Revenues                    5,997         5,473
Less:
  Matching crude oil and refined product buy/sell
    transactions settled in cash (a)                     755           599
  Consumer excise taxes on petroleum products
    and merchandise (a)                                  655           633
                                                      ------        ------
     Revenues adjusted to exclude above items         $4,587        $4,241
                                                      ======        ======

(a) Included in both revenues and operating costs for the Marathon Group and USX Consolidated.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Adjusted revenues increased by $346 million, or 8%, in the first quarter of 1997 as compared with the first quarter of 1996. The improvement reflected increases of 12% for the Marathon Group, 22% for the Delhi Group and 2% for the
U. S. Steel Group. The increase for the Marathon Group was due primarily to higher average refined product prices and higher average worldwide natural gas and liquid hydrocarbon prices, partially offset by reduced worldwide liquid hydrocarbon volumes. The increase for the Delhi Group was due primarily to higher average sales prices for natural gas and natural gas liquids, partially offset by lower natural gas sales volumes. The increase for the U. S. Steel Group was due primarily to higher average realized prices.

     Operating income and certain items included in operating income for the first quarter of 1997 and 1996 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997        1996
--------------------------------------------------------------------------------
Operating income                                        $342          $466

Less: certain favorable (unfavorable) items for

 Marathon Group
  Inventory market valuation reserve adjustment (a)     (114)          155
  Charges for withdrawal from MPA (b)                      -           (10)
 U. S. Steel Group
  Effect of adoption of SOP 96-1 (c)                     (20)            -
  Other environmental accrual adjustments - net           11             -
                                                        ----          ----
  Subtotal                                              (123)          145
                                                        ----          ----
  Operating income adjusted to exclude above items      $465          $321
                                                        ====          ====

(a) The inventory market valuation reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined product inventories exceeds net realizable value. For additional discussion of this noncash adjustment, see Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.
(b) Marine Preservation Association ("MPA") is a non-profit oil spill response group.
(c) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities.

     Adjusted operating income increased by $144 million, or 45%, in the first quarter of 1997 as compared with the first quarter of 1996, reflecting increases of $96 million for the Marathon Group and $48 million for the U. S. Steel Group. The increase for the Marathon Group was due primarily to higher average worldwide natural gas and liquid hydrocarbon prices and higher average refined product margins, partially offset by reduced worldwide liquid hydrocarbon volumes. The increase for the U. S. Steel Group was due primarily to higher average realized prices, a partial recovery of insurance proceeds related to the April 1996 break-out at the Gary Works' No. 13 blast furnace and an improved product mix, partially offset by higher natural gas costs.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other income for the first quarter of 1997 and 1996 is set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997        1996
--------------------------------------------------------------------------------
Income from affiliates - equity method                   $15           $12
Gain on sale of investments (a)                           11            21
Other income                                               1             1
                                                      ------        ------
  Total other income                                     $27           $34
                                                      ======        ======
------

(a) Amounts in 1997 and 1996 primarily reflect gains on the sale of the Marathon Group's interests in certain domestic pipeline companies.

     Net interest and other financial costs for the first quarter of 1997 and 1996 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997        1996
--------------------------------------------------------------------------------
Interest and other financial income                       $3            $5
Interest and other financial costs                       (85)         (120)
                                                      ------        ------
     Net interest and other financial costs              (82)         (115)
Less:
  Favorable adjustment to carrying value
   of indexed debt(a)                                     16             -
                                                      ------        ------
     Net interest and other financial costs
       adjusted to exclude above item                   $(98)        $(115)
                                                      ======        ======

(a) In December 1996, USX issued $117 million in aggregate principal amount of 6-3/4% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RMI Titanium Company ("RMI") (or for the equivalent amount of cash, at USX's option). The carrying value of indexed debt is adjusted quarterly to settlement value based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

     Excluding the adjustment to the carrying value of indexed debt, net interest and other financial costs decreased by $17 million in the first quarter of 1997 as compared with the first quarter of 1996, due primarily to lower average debt levels.

     Provision for estimated income taxes of $91 million and $120 million for the first quarter of 1997 and 1996 were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities.

     Net income was $196 million in the first quarter of 1997, a decrease of $69 million, or 26%, from the first quarter of 1996, mainly reflecting the items discussed above.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Dividends to Stockholders
-------------------------
     On April 29, 1997, the USX Board of Directors (the "Board") declared dividends of 19 cents per share on Marathon Stock, 25 cents per share on Steel Stock and 5 cents per share on Delhi Stock, all payable June 10, 1997, to stockholders of record at the close of business on May 21, 1997. The Board also declared a dividend of $0.8125 per share on USX's 6.5% Cumulative Convertible Preferred Stock, payable June 30, 1997, to stockholders of record at the close of business on June 2, 1997.

Cash Flows
----------
     Cash and cash equivalents totaled $78 million at March 31, 1997, compared with $55 million at December 31, 1996.

     Net cash provided from operating activities totaled $419 million in the first quarter of 1997, compared with $265 million in the first quarter of 1996. The 1996 period included payments of $39 million related to certain state tax issues and $28 million for final settlement of the Pickering v. USX litigation. Excluding the effects of these items, net cash provided from operating activities increased by $87 million in the first quarter of 1997, due primarily to improved operating results (mainly reflecting higher worldwide natural gas and liquid hydrocarbon prices, higher average refined product margins and higher average realized steel prices), partially offset by unfavorable working capital changes.

     Cash from the disposal of assets was $19 million in the first quarter of 1997, compared with $175 million in the first quarter of 1996. The 1997 proceeds primarily reflected sale of the Marathon Group's interest in a domestic pipeline company and certain other investments. The 1996 proceeds primarily reflected the sale of the U. S. Steel Group's investment in National-Oilwell (an oil field service joint venture); sales of the Marathon Group's interests in oil and gas production properties in Indonesia and the sale of the Marathon Group's interest in a domestic pipeline company.

     Capital expenditures for property, plant and equipment in the first quarter of 1997 were $185 million, compared with $178 million in the first quarter of 1996. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Contract commitments for capital expenditures were $596 million at March 31, 1997, compared with $526 million at December 31, 1996.

     Investments in equity affiliates of $56 million in the first quarter of 1997 reflect spending on capital projects by equity affiliates, primarily the Nautilus natural gas pipeline system in the Gulf of Mexico and the Sakhalin II project in Russia, and an investment in a power generation project in Ecuador.

     USX's total long-term debt, preferred stock of subsidiary and notes payable, was $4.4 billion at March 31, 1997, down $134 million from December 31, 1996, mainly reflecting cash provided from operating activities and asset sales during 1997, in excess of cash used for capital expenditures, dividend payments and investments in equity affiliates. Redemptions of long-term debt consisted of $120 million of 8-1/2% Sinking Fund Debentures due 2006.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity
---------
     At March 31, 1997, USX had no borrowings against its $2,350 million long-term revolving credit agreement. At March 31, 1997, USX had no borrowings against its short-term credit agreements totaling $175 million. These agreements are with two banks, with interest based on their prime rate or London Interbank Offered Rate, and carry a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $200 million which generally require maintenance of compensating balances of 3%. At March 31, 1997, USX had $30 million borrowed against these lines of credit, leaving $170 million available in short-term lines of credit. In addition, USX had other outstanding short-term borrowings of $73 million.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of March 31, 1997, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1997 and years 1998 and 1999, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 10 to the Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

     USX's ability to avail itself in the future of the above mentioned financing options is affected by the performance of each of its Groups (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by levels of USX's outstanding debt and credit ratings by investor services.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX has been notified that it is a potentially responsible party ("PRP") at 46 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1997. In addition, there are 24 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 109 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     Effective January 1, 1997, USX adopted SOP 96-1. First quarter 1997 operating income for USX included charges of $27 million (net of expected recoveries) related to such adoption, primarily accruals of post-closure monitoring costs, study costs and administrative costs. See Note 1 to the Consolidated Financial Statements for additional discussion.

     First quarter 1997 operating income also included net favorable effects of $15 million related to other environmental accrual adjustments.

     Accrued liabilities for remediation totaled $171 million at March 31, 1997, an increase of $27 million from December 31, 1996, due primarily to accrual adjustments for the adoption of SOP 96-1 and accruals related to retail marketing outlets, partially offset by other net accrual adjustments related to U. S. Steel Group. Receivables for expected recoveries totaled $42 million at March 31, 1997, an increase of $19 million from December 31, 1996, due primarily to accrual adjustments reflecting an increase in the estimated portion of costs that are ultimately recoverable, and accruals for recoveries associated with adoption of SOP 96-1. See Note 10 to the Consolidated Financial Statements.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 10 to the Consolidated Financial Statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Consolidated Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity herein.

Outlook
-------
     In March 1997, USX called for redemption in April 1997, Zero Coupon Convertible Senior Debentures Due 2005 with a carrying value of $41 million
($24 million in original proceeds and $17 million of amortized discount) and 7% Convertible Subordinated Debentures due 2017 with a carrying value of $227 million. The effects of these redemptions will be reflected in USX's second quarter 1997 financial statements.

     For additional discussion, see Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of earnings per share ("EPS"). USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement of prior-period EPS is required by the standard, EPS presented for each class of USX Common Stock for the first quarter of 1997 and for the years 1996 and 1995 will not change upon adoption.

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------

                                                         First Quarter
                                                             Ended
                                                            March 31
                                                        ----------------
(Dollars in Millions)                                  1997         1996
--------------------------------------------------------------------------------
REVENUES

  Marathon Group                                      $4,082        $3,627
  U. S. Steel Group                                    1,620         1,591
  Delhi Group                                            339           278
  Eliminations                                           (44)          (23)
                                                     -------       -------
    Total                                             $5,997       $5,473


OPERATING INCOME

  Marathon Group                                        $214          $377
  U. S. Steel Group                                      120            81
  Delhi Group                                              8             8
                                                       -----         -----
    Total                                               $342          $466


CAPITAL EXPENDITURES

  Marathon Group                                        $118          $100
  U. S. Steel Group                                       50            56
  Delhi Group                                             17            22
                                                       -----         -----
    Total                                               $185          $178

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1997         1996
--------------------------------------------------------------------------------
REVENUES                                              $4,082        $3,627

OPERATING COSTS:
  Cost of sales (excludes items shown below)           2,758         2,430
  Inventory market valuation charges (credits)           114          (155)
  Selling, general and administrative expenses            84            78
  Depreciation, depletion and amortization               171           182
  Taxes other than income taxes                          708           682
  Exploration expenses                                    33            33
                                                      ------        ------
     Total operating costs                             3,868         3,250
                                                      ------        ------

OPERATING INCOME                                         214           377

Other income                                              16            25
Interest and other financial income                        2             4
Interest and other financial costs                       (67)          (86)
                                                      ------        ------

INCOME BEFORE INCOME TAXES                               165           320

Less provision for estimated income taxes                 57           104
                                                      ------        ------
NET INCOME                                              $108          $216
                                                      ======        ======

MARATHON STOCK DATA:
  Net income per share - primary                        $.37          $.75
                  - fully diluted                        .37           .74
  Dividends paid per share                               .19           .17

  Weighted average shares, in thousands
    - Primary                                        287,987       287,460
    - Fully diluted                                  294,661       297,251









Selected notes to financial statements appear on pages 25-28.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $62           $32
  Receivables, less allowance for doubtful
   accounts of $2 and $2                                 494           613
  Inventories                                          1,182         1,282
  Other current assets                                   124           119
                                                      ------        ------
     Total current assets                              1,862         2,046

Investments and long-term receivables                    384           311
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $9,182 and $9,031                                     7,232         7,298
Prepaid pensions                                         285           280
Other noncurrent assets                                  212           216
                                                      ------        ------
     Total assets                                     $9,975       $10,151
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $77           $59
  Accounts payable                                     1,087         1,385
  Payroll and benefits payable                           113           106
  Accrued taxes                                           95            98
  Deferred income taxes                                  146           155
  Accrued interest                                        47            75
  Long-term debt due within one year                     399           264
                                                      ------        ------
     Total current liabilities                         1,964         2,142

Long-term debt, less unamortized discount              2,522         2,642
Long-term deferred income taxes                        1,203         1,178
Employee benefits                                        361           356
Deferred credits and other liabilities                   346           311
Preferred stock of subsidiary                            182           182
                                                      ------        ------
     Total liabilities                                 6,578         6,811

STOCKHOLDERS' EQUITY                                   3,397         3,340
                                                      ------        ------
     Total liabilities and stockholders' equity       $9,975       $10,151
                                                      ======        ======




Selected notes to financial statements appear on pages 25-28.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $108          $216
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               171           182
  Exploratory dry well costs                              14            14
  Inventory market valuation charges (credits)           114          (155)
  Pensions                                                (5)           (5)
  Postretirement benefits other than pensions              3             4
  Deferred income taxes                                   16            57
  Gain on disposal of assets                             (12)          (21)
  Changes in:
     Current receivables                                 119           (24)
     Inventories                                         (14)           41
     Current accounts payable and accrued expenses      (323)          (57)
  All other - net                                         13            10
                                                      ------        ------
     Net cash provided from operating activities         204           262
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (118)         (100)
Disposal of assets                                        13            85
Investments in equity affiliates - net                   (57)            2
All other - net                                            1             -
                                                      ------        ------
     Net cash used in investing activities              (161)          (13)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Marathon Group's share
 of USX consolidated debt                                 39          (188)
Marathon Stock issued                                      3             -
Dividends paid                                           (55)          (49)
                                                      ------        ------
     Net cash used in financing activities               (13)         (237)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 30            12
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            32            77
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $62           $89
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(92)        $(133)
  Income taxes paid, including settlements with other
   groups                                                (71)           (5)

Selected notes to financial statements appear on pages 25-28.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1996.

     Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, the Marathon Group recognized additional environmental remediation liabilities of $11 million. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect on Marathon Group first quarter 1997 operating income was $7 million.

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

     Primary net income per share is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options provided, in each case, the effect is not antidilutive.

 4. The items below are included in both revenues and operating costs, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1997         1996
                                                       ----         ----
    Matching crude oil and refined product buy/sell
      transactions settled in cash                      $755         $599
    Consumer excise taxes on petroleum products and
      merchandise                                        655          633


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

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1997         1996
                                                     --------   -----------
    Crude oil and natural gas liquids                   $414         $463
    Refined products and merchandise                     811          746
    Supplies and sundry items                             71           73
                                                      ------       ------
      Total (at cost)                                  1,296        1,282
    Less inventory market valuation reserve              114            -
                                                      ------       ------
      Net inventory carrying value                    $1,182       $1,282
                                                      ======       ======

     The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to operating income. For additional information, see Outlook in the Marathon Group's
     Management's Discussion and Analysis of Financial Condition and Results of Operations.

 7. The Marathon Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1997, the amount sold under the program that had not been collected was $340 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1997, and December 31, 1996, accrued liabilities for remediation totaled $58 million and $37 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $42 million at March 31, 1997, and $23 million at December 31, 1996.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1997 and for the years 1996 and 1995, such capital expenditures totaled $12 million, $66 million and $50 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At March 31, 1997, and December 31, 1996, accrued liabilities for platform abandonment and dismantlement totaled $122 million and $118 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $34 million at March 31, 1997. As of March 31, 1997, the largest guarantee for a single affiliate was $28 million.

     At March 31, 1997, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $176 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At March 31, 1997, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $473 million compared with $388 million at December 31, 1996.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; and domestic refining, marketing and transportation of petroleum products. Management's Discussion and Analysis should be read in conjunction with the first quarter 1997 USX consolidated financial information and the Marathon Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 35.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional cautionary language related to the Marathon Group, see Item 5. herein.

Results of Operations
---------------------
     Revenues for the first quarter of 1997 and 1996 are summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
                                                      -------------------
(Dollars in millions)                                  1997         1996
                                                      -----        -----
Refined products                                      $1,686        $1,529
Merchandise                                              238           227
Liquid hydrocarbons                                      266           270
Natural gas                                              438           319
Transportation and other                                  44            50
                                                      ------        ------
Subtotal                                               2,672         2,395

Matching crude oil and refined product buy/sell
  transactions settled in cash (a)                       755           599
Consumer excise taxes on petroleum products and
  merchandise (a)                                        655           633
                                                      ------        ------
  Total revenues                                      $4,082        $3,627
                                                      ======        ======

--------
(a)Included in both revenues and operating costs.

     Revenues (excluding matching buy/sell transactions and excise taxes) increased by $277 million, or 12%, in the first quarter of 1997 from the comparable prior-year period. The increase primarily reflected higher average refined product prices and worldwide natural gas and liquid hydrocarbon prices, partly offset by reduced volumes of worldwide liquid hydrocarbons.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income and certain items included in operating income for the first quarter of 1997 and 1996 are summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
                                                      -------------------
(Dollars in millions)                                  1997         1996
                                                      -----        -----
Operating income                                        $214          $377
Less: Certain favorable (unfavorable) items
  Inventory market valuation reserve adjustment (a)     (114)          155
  Charges for withdrawal from MPA (b)                      -           (10)
                                                      ------        ------
     Subtotal                                           (114)          145
                                                      ------        ------
Operating income adjusted to exclude above items        $328          $232
                                                      ======        ======
--------

(a)The inventory market valuation reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of this noncash adjustment, see Outlook herein.
(b)Marine Preservation Association ("MPA") is a non-profit oil spill response group.

     Adjusted operating income in the first quarter of 1997 improved by $96 million from last year's first quarter, due primarily to increased worldwide natural gas and liquid hydrocarbon prices and higher average refined product margins, partially offset by reduced volumes of worldwide liquid hydrocarbons.

     First quarter operating income for domestic exploration and production ("upstream") increased by $63 million in 1997 from 1996. The improvement was mainly due to higher average natural gas and liquid hydrocarbon prices and increased natural gas production, partially offset by lower liquid hydrocarbon volumes. The increase in gas volumes was mainly attributable to the Cotton Valley Pinnacle Reef play in east Texas, while the lower liquid hydrocarbon volumes were mostly due to the fourth quarter 1996 disposal of oil producing properties in Alaska.

     International upstream operations recorded a $4 million improvement in first quarter operating income in 1997 from 1996 as favorable effects of higher average natural gas and liquid hydrocarbon prices were predominantly offset by lower liquid hydrocarbon liftings, primarily in the U.K. North Sea, and lower natural gas volumes, primarily in Ireland.

     First quarter operating income for refining, marketing and transportation ("downstream") operations increased by $48 million in 1997 from 1996. First quarter 1996 results included a $10 million charge for Marathon's withdrawal from the MPA. Excluding this item, downstream results improved by over 85% from the prior-year quarter, primarily reflecting higher wholesale margins on refined products, despite higher crude oil and other feedstock acquisition costs.

     Administrative expense for the first quarter increased by $9 million in 1997 from 1996, mainly reflecting an increase in accruals for stock appreciation rights and Marathon's performance-based variable pay plan.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other income in the first quarter of 1997 and 1996 included gains of $11 million and $20 million, respectively, on the sales of interests in certain domestic pipeline companies and other investments.

     Net interest and other financial costs in the first quarter of 1997 decreased by $17 million from the first quarter of 1996, mainly due to lower average debt levels.

     Net income for the first quarter decreased by $108 million in 1997 from 1996. Excluding the after-tax effects of the inventory market valuation adjustment and other special items, first quarter financial results increased by 61% to $180 million in 1997 from $112 million in 1996, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $204 million in the first quarter of 1997, compared with $262 million in the first quarter of 1996. Excluding first quarter 1996 payments of $39 million related to certain state tax issues, net cash from operating activities decreased by $97 million, mainly reflecting unfavorable working capital changes, including increased income tax payments, partially offset by the favorable effects of improved profitability.

     Cash from the disposal of assets was $13 million in the first quarter of 1997, compared with $85 million in the first quarter of 1996. Proceeds in 1996 were mainly from the sales of interests in certain international production properties and a domestic pipeline company.

     Capital expenditures in the first quarter of 1997 totaled $118 million, compared with $100 million in the first quarter of 1996. Expenditures in both periods were primarily for upstream projects. Contract commitments for capital expenditures were $473 million at March 31, 1997, compared with $388 million at year-end 1996.

     Investments in equity affiliates of $57 million in the first quarter of 1997 reflect spending on capital projects by equity affiliates, primarily the Nautilus natural gas pipeline system in the Gulf of Mexico and the Sakhalin II project in Russia. In addition, in March 1997, Marathon purchased a 50% interest in an Ecuadorian power generation company, Power Services Ecuador Ecuapower Compania Limitada ("Ecuapower"). Ecuapower's major assets include a 96 megawatt power plant at Santa Domingo and a 34 megawatt power plant at Santa Elena.

     Financial obligations increased by $39 million in the first quarter of 1997 as cash used for capital expenditures, investments in equity affiliates and dividend payments exceeded net cash provided from operating activities and asset disposals. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

     Dividends paid in the first quarter of 1997 increased by $6 million from the first quarter of 1996 reflecting the two-cents-per-share increase in the quarterly USX-Marathon Group Common Stock dividend rate, initially declared in October 1996.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 20 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1997. In addition, there are 9 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 68 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     Effective January 1, 1997, USX adopted the American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). First quarter 1997 operating income for the Marathon Group included charges of $7 million (net of expected recoveries) related to such adoption, primarily for accruals of post-closure monitoring costs, study costs and administrative costs. See Note 1 to the Marathon Group Financial Statements for additional discussion.

     First quarter 1997 operating income also included net favorable effects of $4 million related to other environmental accrual adjustments.

    Accrued liabilities for remediation totaled $58 million at March 31, 1997, an increase of $21 million from December 31, 1996, due primarily to accrual adjustments for adoption of SOP 96-1 and accruals related to retail marketing outlets. Receivables for expected recoveries totaled $42 million at March 31, 1997, an increase of $19 million from December 31, 1996, due primarily to accrual adjustments reflecting an increase in the estimated portion of costs that are ultimately recoverable, and accruals for recoveries associated with the adoption of SOP 96-1. See Note 8 to the Marathon Group Financial Statements.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment (see Note 8 to the Marathon Group Financial Statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group Financial Statements.

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

Outlook
-------
     In April 1997, Marathon acquired an additional 7.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), increasing its ownership to 37.5%. Sakhalin Energy, an incorporated joint venture company, holds the licenses to the Piltun-Astokhskoye and Lunskoye fields, located offshore Sakhalin Island in the Russian Far East Region.

     The outlook regarding the Marathon Group's revenues, margins and income is largely dependent upon future prices and volumes of crude oil, natural gas and refined products. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world's major oil and gas producing areas, including OPEC member countries. Any substantial decline in such prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

     Relative to the changing levels of commodity prices, when U.S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, Marathon's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition. This became the new LIFO cost basis of the inventories, which has been maintained since the 1982 acquisition. Generally accepted accounting principles require that inventories be valued at lower of cost or market. Accordingly, Marathon has established an inventory market valuation ("IMV") reserve to reduce the LIFO cost basis, to the extent necessary, to current market value. Adjustments to the IMV reserve result in noncash charges or credits to operating income. These adjustments affect the comparability of financial results from period to period as well as comparisons with other energy companies, which may not have such adjustments. The IMV reserve adjustments have been separately reported, on a consistent basis, as a component of operating results and separately identified in management's discussion of operations.

     Commodity prices have fluctuated widely and, since 1986, have generally remained below prices that existed at the time of the 1982 acquisition, resulting in periodic adjustments to the LIFO cost basis of the inventories. At December 31, 1996, market prices exceeded LIFO cost, and no IMV reserve was required. At March 31, 1997, LIFO cost exceeded market prices by $114 million, resulting in a corresponding charge to operating income. During the first quarter of 1996, favorable market price movements resulted in a $155 million credit to operating income. This $269 million variance in operating income affects the comparability of reported financial results. In management's opinion, the Marathon Group's operating performance should be evaluated exclusive of the IMV reserve adjustments, which management believes provides a more indicative view of the profit and cash flow performance of the Group.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     As commodity prices continue to fluctuate, future quarterly IMV reserve adjustments can be reasonably expected. In addition to reported financial results, management believes that the Marathon Group's future operating performance should be evaluated exclusive of the impact of these adjustments, whether favorable or unfavorable.

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of earnings per share ("EPS"). USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement of prior-period EPS is required by the standard, EPS presented for USX-Marathon Group Common Stock for the first quarter of 1997 and for the years 1996 and 1995 will not change upon adoption.

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------
                                 ($ in Millions)
                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1997         1996
                                                       ----         ----
OPERATING INCOME (LOSS)
  Exploration & Production
    Domestic                                            $183          $120
    International                                        101            97
  Refining, Marketing & Transportation                    82            34
  Gas Gathering and Processing                             3             3
  Administrative                                         (41)          (32)
                                                      ------        ------
                                                        $328          $222
  Inventory Market Val. Res. Adjustment                 (114)          155
                                                      ------        ------
Total Marathon Group                                    $214          $377

CAPITAL EXPENDITURES                                    $118          $100

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (a):
    Domestic                                           114.8         125.9
    International                                       53.6          65.3
                                                      ------        ------
  Worldwide                                            168.4         191.2

Net Natural Gas Production (b):
    Domestic                                           758.5         689.8
    International - Equity                             537.1         596.7
    International - Other (c)                           37.9          35.2
                                                     -------       -------
       Total Consolidated                            1,333.5       1,321.7
    Equity Affiliate                                    54.9          62.2
                                                     -------       -------
  Worldwide                                          1,388.4       1,383.9

Average Equity Sales Prices (d):
  Liquid Hydrocarbons (per Bbl)
    Domestic                                          $19.26        $16.17
    International                                      21.30         18.57
  Natural Gas (per Mcf)
    Domestic                                           $2.53         $2.02
    International                                       2.18          1.87

Natural Gas Sales (b) (e):
    Domestic                                         1,245.5       1,090.8
    International                                      575.0         631.9
                                                     -------       -------
       Total Consolidated                            1,820.5       1,722.7
    Equity Affiliate                                    54.9          62.2
                                                     -------       -------
  Worldwide                                          1,875.4       1,784.9

Crude Oil Refined (a)                                  476.1         489.8
Refined Products Sold (a)                              724.0         725.3
------------

  (a) Thousands of barrels per day
  (b) Millions of cubic feet per day
  (c) Represents gas acquired for injection and subsequent resale
  (d) Prices exclude gains and losses from hedging activities
  (e) Represents equity, royalty and resale volumes

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1997         1996
--------------------------------------------------------------------------------
REVENUES                                              $1,620        $1,591

OPERATING COSTS:
  Cost of sales (excludes items shown below)           1,404         1,415
  Selling, general and administrative expenses (credits) (37)          (41)
  Depreciation, depletion and amortization                74            78
  Taxes other than income taxes                           59            58
                                                      ------        ------
     Total operating costs                             1,500         1,510
                                                      ------        ------
OPERATING INCOME                                         120            81

Other income                                              11             8
Interest and other financial income                        1             1
Interest and other financial costs                       (12)          (29)
                                                      ------        ------
INCOME BEFORE INCOME TAXES                               120            61

Less provision for estimated income taxes                 33            15
                                                      ------        ------
NET INCOME                                                87            46

Dividends on preferred stock                              (6)           (6)
                                                      ------        ------
NET INCOME APPLICABLE TO STEEL STOCK                     $81           $40
                                                      ======        ======

STEEL STOCK DATA:
  Net income per share - primary                        $.96          $.49
                  - fully diluted                        .93           .48

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Primary                                         85,006       83,197
    - Fully diluted                                   94,581       85,030








Selected notes to financial statements appear on pages 39-42.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $16           $23
  Receivables, less allowance for doubtful
   accounts of $5 and $23                                472           580
  Inventories                                            667           648
  Deferred income tax benefits                           179           177
                                                      ------        ------
     Total current assets                              1,334         1,428

Investments and long-term receivables,
 less reserves of $17 and $17                            625           621
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,792 and $5,796                                     2,527         2,551
Long-term deferred income tax benefits                   199           217
Prepaid pensions                                       1,779         1,734
Other noncurrent assets                                   40            29
                                                      ------        ------
     Total assets                                     $6,504        $6,580
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $20           $18
  Accounts payable                                       661           667
  Payroll and benefits payable                           397           365
  Accrued taxes                                          171           154
  Accrued interest                                        13            22
  Long-term debt due within one year                      94            73
                                                      ------        ------
     Total current liabilities                         1,356         1,299

Long-term debt, less unamortized discount                810         1,014
Employee benefits                                      2,423         2,430
Deferred credits and other liabilities                   213           207
Preferred stock of subsidiary                             64            64
                                                      ------        ------
     Total liabilities                                 4,866         5,014
                                                      ------        ------
STOCKHOLDERS' EQUITY

Preferred stock                                            7             7
Common stockholders' equity                            1,631         1,559
                                                      ------        ------
     Total stockholders' equity                        1,638         1,566
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,504        $6,580
                                                      ======        ======

Selected notes to financial statements appear on pages 39-42.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                               $87           $46
Adjustments to reconcile to net cash provided
 from (used in) operating activities:
  Depreciation, depletion and amortization                74            78
  Pensions                                               (42)          (42)
  Postretirement benefits other than pensions              6             2
  Deferred income taxes                                   21            16
  Gain on disposal of assets                              (1)           (3)
  Changes in:
     Current receivables                                  96            (1)
     Inventories                                         (19)          (24)
     Current accounts payable and accrued expenses        31           (66)
  All other - net                                        (40)          (19)
                                                      ------        ------
     Net cash provided from (used in)
      operating activities                               213           (13)
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                     (50)          (56)
Disposal of assets                                         5            89
Investments in equity affiliates - net                     1             3
All other - net                                            4            (6)
                                                      ------        ------
     Net cash provided from (used in)
      investing activities                               (40)           30
                                                      ------        ------
FINANCING ACTIVITIES:
Decrease in U. S. Steel Group's share of USX
 consolidated debt                                      (163)          (20)
Specifically attributed debt repayments                   (2)           (1)
Steel Stock issued                                        11             7
Dividends paid                                           (26)          (26)
                                                      ------        ------
     Net cash used in financing activities              (180)          (40)
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (7)          (23)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            23            52
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $16           $29
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(33)         $(31)
  Income taxes refunded (paid), including settlements
   with other groups                                      27           (18)


Selected notes to financial statements appear on pages 39-42.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1996.

     Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, the U. S. Steel Group identified additional environmental remediation liabilities of $35 million, of which $28 million was discounted to a present value of $13 million and $7 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. The unfavorable effect on first quarter 1997 operating income was $20 million.

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

     Although the financial statements of the U. S. Steel Group, the Marathon Group and the Delhi Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the U. S. Steel Group, the Marathon Group and the Delhi Group for purposes of preparing their respective

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 2.  (Continued)

     financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-U. S. Steel Group Common Stock (Steel Stock), USX-Marathon Group Common Stock (Marathon Stock) and USX-Delhi Group Common Stock (Delhi Stock) are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends or distributions on any class of USX Common Stock or series of Preferred Stock and repurchases of any class of USX Common Stock or series of Preferred Stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

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

 4. Operating income includes net periodic pension credits of $38 million and $40 million in the first quarter of 1997 and 1996, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

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

                                                         (In millions)
                                                    -----------------------
                                                     March 31   December 31
                                                       1997         1996
                                                     --------   -----------
    Raw materials                                       $114         $124
    Semi-finished products                               317          309
    Finished products                                    182          162
    Supplies and sundry items                             54           53
                                                        ----         ----
      Total                                             $667         $648
                                                        ====         ====

 7. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1997, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse under an agreement that expires in 1997. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At March 31, 1997, the balance of sold loans receivable subject to recourse was $35 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

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

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1997, and December 31, 1996, accrued liabilities for remediation totaled $113 million and $107 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1997 and for the years 1996 and 1995, such capital expenditures totaled $16 million, $90 million and $55 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $36 million at March 31, 1997. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of March 31, 1997, the largest guarantee for a single affiliate was $14 million.

     At March 31, 1997, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $117 million compared with $134 million at December 31, 1996.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the first quarter 1997 USX consolidated financial information and the U. S. Steel Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 47.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional cautionary language related to the U. S. Steel Group, see Item 5. herein.

Results of Operations
---------------------
     Revenues for the U. S. Steel Group increased $29 million in the first quarter of 1997 compared with the first quarter of 1996. The increase primarily reflected higher average realized prices.

     Operating income for the U. S. Steel Group increased $39 million in the first quarter of 1997, compared with the same quarter of 1996. First quarter 1997 included charges of $20 million related to the adoption of the American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). These charges were partially offset by a net reduction of $11 million in other unrelated environmental accruals. For additional discussion on SOP 96-1, see Note 1 to the U. S. Steel Group Financial Statements.

     Operating income for Steel and Related Businesses increased $54 million in the first quarter of 1997, compared with the same quarter of 1996. The increase was primarily due to higher average realized prices, a partial recovery of insurance proceeds related to the April, 1996 breakout of the Gary Works' No. 13 blast furnace and an improved product mix. This improvement was partially offset by higher natural gas costs.

     U. S. Steel entered into a five and one-half year contract with the United Steelworkers of America ("USWA"), effective February 1, 1994, covering approximately 15,000 employees. The contract provided for reopener negotiations of specific payroll items. These negotiations have now been resolved by following the settlements reached by other major integrated producers (including the timing of a final lump-sum bonus payment in July, 1999). All revised contract terms became effective as of February 1, 1997.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income for Administrative and Other Businesses in the first quarter of 1997 included charges of $9 million related to environmental accruals and the adoption of SOP 96-1. Excluding these charges, first quarter 1997 operating income decreased $6 million from the first quarter 1996 primarily due to lower pension credits. Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the
U. S. Steel Group.

     The pension credits referred to in Administrative and Other Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $38 million and $40 million in the first quarters of 1997 and 1996, respectively. The amounts of these credits fluctuate over time primarily reflecting changes in the expected long-term rate of return on plan assets and assumed discount rate on the outstanding pension obligation. To the extent that these credits decline in the future, operating income would be adversely affected.

     Other income in the first quarter of 1997 increased $3 million compared with first quarter 1996 due to higher income from affiliates.

     Interest and other financial costs decreased $17 million, compared with first quarter 1996. Interest and other financial costs in first quarter 1997 was reduced $16 million as a result of the quarterly adjustment to the carrying value of USX's indexed debt (as set forth in the following paragraph).

     In December 1996, USX issued $117 million in aggregate principal amount of 6-3/4% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RMI Titanium Company ("RMI") (or for the equivalent amount of cash, at USX's option). The carrying value of indexed debt is adjusted quarterly to settlement value based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

     Net income increased $41 million, or 89%, in the first quarter of 1997 as compared with first quarter of 1996. The increase mainly reflects the factors discussed above.

     First quarter 1997 steel shipments of 2.9 million tons remained approximately at first quarter 1996 levels. Raw steel production in the first quarter of 1997 totaled 3.1 million tons, a decrease of 3% over first quarter 1996. Raw steel production in the first quarter of 1997 averaged 97% of capability versus 99% in the first quarter of 1996.

Cash Flows
------------
     Net cash provided from operating activities was $213 million in the first quarter of 1997, compared with net cash used in operating activities of $13 million in the same period of 1996. The first quarter of 1996 included a payment of $28 million related to the Pickering litigation. Excluding this item, net cash from operating activities increased by $198 million due to favorable working capital changes and increased profitability.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Cash from the disposal of assets decreased $84 million in the first quarter of 1997 compared with the same quarter of 1996. The 1996 proceeds mainly reflected the sale of U. S. Steel Group's investment in National-Oilwell.

     Capital expenditures for property, plant and equipment in first quarter 1997 totaled $50 million, compared with $56 million in the same period in 1996. Capital expenditures for the year 1997 are expected to total approximately $290 million, compared with $337 million in 1996. Capital expenditures for 1997 include a blast furnace reline at the Mon Valley Works, a new heat treat line for plates at the Gary Works and additional environmental expenditures primarily at the Gary Works. Contract commitments for capital expenditures at March 31, 1997 were $117 million, compared with $134 million at year-end 1996.

     Financial obligations decreased $165 million in the first quarter of 1997 primarily reflecting the net effects of cash from operating, investing and other financing activities. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 26 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1997. In addition, there are 15 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 41 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

Outlook
-------
     The U. S. Steel Group anticipates that steel demand will remain relatively strong in the second quarter as long as the domestic economy continues its pattern of modest growth and the favorable pattern of demand for capital goods and consumer durables continues. During the second and third quarter of 1997, raw steel production will be reduced by a planned reline of the Mon Valley Works' No. 1 blast furnace, which provides approximately 10 percent of U. S. Steel's total iron capacity. The reline, which is scheduled to begin in mid-June, is expected to last 86 days.

     The world steel industry is characterized by excess production capacity which has restricted price increases during periods of economic growth and led to price decreases during economic contractions. Within the next year, the anticipated increased availability of flat-rolled steel could have an adverse effect on U. S. Steel's product prices and shipment levels as companies attempt to gain or retain market share.

     Steel imports to the United States accounted for an estimated 26% of the domestic steel market in the first two months of 1997, and 23%, 21% and 25% for the years 1996, 1995 and 1994, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of earnings per share ("EPS"). USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement of prior-period EPS is required by the standard, EPS presented for the USX-U. S. Steel Group Common Stock for the first quarter of 1997 and for the years 1996 and 1995 will not change upon adoption.




                      U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                      ------------------------------------


                                                         First Quarter
                                                         Ended March 31
                                                         --------------
(Dollars in Millions)                                  1997         1996
--------------------------------------------------------------------------------
REVENUES

  Steel and Related Businesses (a)                    $1,608        $1,584
  Other                                                   12             7
                                                      ------        ------
    Total U. S. Steel Group                           $1,620       $1,591


OPERATING INCOME

  Steel and Related Businesses (a)                       $87           $33
  Administrative and Other Businesses (b)                 33            48
                                                        ----         -----
    Total U. S. Steel Group                             $120          $81


CAPITAL EXPENDITURES                                     $50           $56


OPERATING STATISTICS

  Public & Affiliated Steel Shipments (c)              2,866         2,898
  Raw Steel-Production (c)                             3,071         3,154
  Raw Steel-Capability Utilization (d)                 97.3%         99.1%




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

  (c) Thousands of net tons

  (d) Based on annual raw steel production capability of 12.8 million tons.

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1997         1996
--------------------------------------------------------------------------------
REVENUES                                              $338.7        $277.6

OPERATING COSTS:
  Cost of sales (excludes items shown below)           313.8         253.5
  Selling, general and administrative expenses           7.4           6.7
  Depreciation, depletion and amortization               7.8           6.9
  Taxes other than income taxes                          2.1           2.0
                                                      ------        ------
     Total operating costs                             331.1         269.1
                                                      ------        ------
OPERATING INCOME                                         7.6           8.5

Other income                                              .1            .2
Interest and other financial costs                      (5.5)         (5.0)
                                                      ------        ------
INCOME BEFORE INCOME TAXES                               2.2           3.7

Less provision for estimated income taxes                 .8           1.3
                                                      ------        ------
NET INCOME                                              $1.4          $2.4
                                                      ======        ======

DELHI STOCK DATA:
  Net income per share - primary and fully diluted      $.15          $.25

  Dividends paid per share                               .05           .05

  Weighted average shares, in thousands
    - Primary                                          9,466        9,447
    - Fully diluted                                    9,467        9,447














Selected notes to financial statements appear on pages 51-54.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                    March 31    December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $.4           $.4
Receivables, less allowance for doubtful
   accounts of $.8 and $.8                              72.7         131.3
  Inventories                                            5.8           8.6
  Other current assets                                   3.9           5.4
                                                      ------        ------
     Total current assets                               82.8         145.7

Long-term receivables and investments                    5.7           5.8
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $451.2 and $452.6                                     564.4         555.3
Other noncurrent assets                                  6.1           7.8
                                                      ------        ------
     Total assets                                     $659.0        $714.6
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                         $6.0          $4.3
  Accounts payable                                     130.1         196.3
  Payroll and benefits payable                           3.9           4.2
  Accrued taxes                                          3.8           5.4
  Accrued interest                                       3.3           5.3
  Long-term debt due within one year                    27.8          16.5
                                                      ------        ------
     Total current liabilities                         174.9         232.0

Long-term debt, less unamortized discount              203.5         202.7
Long-term deferred income taxes                        141.7         139.7
Deferred credits and other liabilities                  17.9          20.2
Preferred stock of subsidiary                            3.8           3.8
                                                      ------        ------
     Total liabilities                                 541.8         598.4

STOCKHOLDERS' EQUITY                                   117.2         116.2
                                                      ------        ------
     Total liabilities and stockholders' equity       $659.0        $714.6
                                                      ======        ======







Selected notes to financial statements appear on pages 51-54.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $1.4          $2.4
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               7.8           6.9
  Pensions                                                .5            .7
  Deferred income taxes                                  1.9            .5
  Gain on disposal of assets                             (.6)          (.4)
  Changes in:
     Current receivables                                58.6          (2.7)
     Inventories                                         2.8           4.4
     Current accounts payable and accrued expenses     (70.0)          1.6
  All other - net                                         .2           2.1
                                                      ------        ------
     Net cash provided from operating activities         2.6          15.5
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (17.1)        (22.6)
Disposal of assets                                        .9            .6
                                                      ------        ------
     Net cash used in investing activities             (16.2)        (22.0)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in Delhi Group's share of USX
 consolidated debt                                      14.1           7.4
Dividends paid                                           (.5)          (.5)
                                                      ------        ------
     Net cash provided from financing activities        13.6           6.9
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  -            .4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            .4           1.9
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.4          $2.3
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid              $(7.3)        $(6.3)
  Income taxes (paid) refunded, including settlements
   with other groups                                     (.5)           .2









Selected notes to financial statements appear on pages 51-54.

                         DELHI GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


 1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1996.

     Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. Adoption of SOP 96-1 had no effect on Delhi Group results of operations or financial condition.

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

     Although the financial statements of the Delhi Group, the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Delhi Group, the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-Delhi Group Common Stock (Delhi Stock), USX-Marathon Group Common Stock (Marathon Stock) and USX-U. S. Steel Group Common Stock (Steel Stock) are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 2.  (Continued)

     and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of other groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of Preferred Stock and repurchases of any class of USX Common Stock or series of Preferred Stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Delhi Group financial information.

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

     Primary net income per share is calculated based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

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

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1997         1996
                                                     --------   -----------
    Natural gas in storage                              $4.0         $6.4
    Natural gas liquids in storage                        .3           .1
    Materials and supplies                               1.5          2.1
                                                        ----         ----
      Total                                             $5.8         $8.6
                                                        ====         ====

 6. The Delhi Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1997, the amount sold under the program that had not been collected was $50.0 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

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

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 7.  (Continued)

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1997 and for the years 1996 and 1995, such capital expenditures totaled $2.8 million, $9.0 million and $5.5 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At March 31, 1997, contract commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $5.9 million compared with $4.4 million at December 31, 1996.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group ("Delhi") includes Delhi Gas Pipeline Corporation ("DGP") and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas. The following discussion should be read in conjunction with the first quarter 1997 USX consolidated financial information and the Delhi Group Financial Statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 59.

     Certain sections of the discussion include forward-looking statements concerning trends or events potentially affecting the Delhi Group. These statements typically contain words such as "anticipates", "believes", "estimates", or "expects", or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional cautionary language related to the Delhi Group, see Item 5. herein.

Results of Operations
---------------------
     Revenues for the first quarter of 1997 and 1996 are summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
                                                      -------------------
(Dollars in millions)                                  1997         1996
                                                       -----         -----
Gas sales and trading                                 $295.2        $247.6
Transportation                                           4.2           3.9
Gas processing                                          28.3          19.1
Gathering service fees                                   8.5           5.1
Other                                                    2.5           1.9
                                                      ------        ------
Total revenues                                        $338.7        $277.6
                                                      ======        ======

     The increase was primarily due to higher sales prices for natural gas and natural gas liquids ("NGLs"), partially offset by lower natural gas sales volumes.

     Operating income in the first quarter of 1997 decreased by $0.9 million as compared with the first quarter of 1996. This decrease was due primarily to lower gas sales and trading unit margins, lower gas sales volumes and increased operating costs, partially offset by increased gas processing unit margins and volumes, gathering service fees and transportation volumes.

     Gas sales and trading gross margins decreased $5.8 million as compared to the first quarter 1996. Gas sales and trading unit margins decreased 20% from first quarter 1996 levels due to unfavorable intra-month price fluctuations in January and February, as relatively warm winter weather in Delhi's prime service areas resulted in reduced demand and falling prices. Reduced demand by Delhi's major customers resulted in a shift in the sales mix to lower margin spot market sales. Overall, average daily gas sales volumes decreased 12% as compared to the first quarter 1996.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Transportation gross margin in the first quarter of 1997 increased by $0.3 million from the comparable prior-year period, primarily due to a 24% increase in average daily transportation volumes in Texas, and a 17% increase in Oklahoma. These additional volumes are primarily the result of the expansion programs in the Cotton Valley Pinnacle Reef play in east Texas and the Carter Knox field in Oklahoma. Overall, average daily transportation volumes increased 21% as compared to the first quarter of 1996. The benefits from the increased volumes were partially offset by an 11% decrease in average transportation rates as compared to the first quarter of 1996.

     Natural gas processing involves extraction of NGLs such as ethane, propane, isobutane, normal butane and natural gasoline from the natural gas stream. Gas processing gross margin in the first quarter of 1997 increased by $3.8 million, or 78%, as compared with the first quarter of 1996, primarily as the result of higher NGLs sales prices and increased average daily sales volumes.

     Gathering service fees from treating, dehydration, compression and other services, for the first quarter of 1997, increased $3.4 million, or 67%, as compared to first quarter 1996. The primary reason for this increase was higher natural gas sales prices, as most fees are determined as a percentage of sales price.

     Operating costs, excluding gas purchase costs, increased $2.7 million in the first quarter of 1997 as compared with the first quarter of 1996. The increase was primarily due to higher field operating expenses, increased depreciation, depletion and amortization resulting from the acquisitions and expansions completed since the first quarter of 1996, increased USX corporate general and administrative costs associated with the Delhi Group, and compensation charges.

     Interest and other financial costs increased $0.5 million in the first quarter of 1997 as compared with the first quarter of 1996, primarily due to increased debt levels reflecting Delhi's increased capital spending program.

     Net income of $1.4 million in the first quarter of 1997, compares with net income of $2.4 million in the first quarter of 1996. The changes in net income primarily reflect the decrease in operating income, and the increase in interest and other financial costs, discussed above.

Cash Flows
----------
     Net cash provided from operating activities decreased $12.9 million in the first quarter of 1997, compared with the first quarter of 1996. The decrease is primarily the result of negative working capital changes caused by a decrease in payables, that was only partially offset by a decrease in receivables, due to the decline in natural gas and NGLs prices during the first quarter of 1997.

     Capital expenditures for property, plant and equipment in the first quarter of 1997 were $17.1 million, compared with $22.6 million in the first quarter of 1996. Expenditures in the first quarter of 1997 were primarily for completion of the second phase of the Pinnacle Reef expansion project in east Texas and the expansion of pipeline and processing assets in west Texas. Capital expenditures for the year 1997 are expected to approximate $75 million. Contract commitments for capital expenditures were $5.9 million at March 31, 1997, compared with $4.4 million at year-end 1996.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Financial obligations increased by $14.1 million in the first quarter of 1997 as capital expenditures exceeded net cash provided from operating activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

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

Outlook
-------
     The Delhi Group continues to expand its natural gas pipeline systems and treating and processing facilities through acquisitions and expansions of existing facilities. The Delhi Group is currently involved in significant projects in east and west Texas, the largest being the expansion in the Cotton Valley Pinnacle Reef ("Pinnacle Reef") gas play area of east Texas. Phase Two of the Pinnacle Reef expansion program has been completed, increasing Delhi's capacity in this area to more than 300 million cubic feet per day ("mmcfd"). Pinnacle Reef volumes purchased or transported by Delhi averaged 186 mmcfd in March 1997, up from a December 1996 average of 133 mmcfd. Management anticipates that Delhi's average monthly volumes could approach 300 mmcfd by year-end, and is considering a possible Phase Three expansion as new production warrants. The realization of these additional volumes could be affected by many factors, including but not limited to, the success of drilling by the producers in the Pinnacle Reef gas play area, the level of drilling in this area, and other areas of the United States, levels of imported gas, storage levels, and changes in the price and demand for natural gas. In west Texas, first quarter 1997 volumes averaged 236 mmcfd, up from an average of 190 mmcfd in 1996, as the result of expansions and upgrades of the facilities.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of earnings per share ("EPS"). USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement of prior-period EPS data is required by the standard, EPS presented for USX-Delhi Group Common Stock for the first quarter of 1997 and for the years 1996 and 1995 will not change upon adoption.

                         DELHI GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------


                                                         First Quarter
                                                         Ended March 31
                                                         --------------
(Dollars in Millions)                                  1997         1996
--------------------------------------------------------------------------------
GROSS MARGIN

  Gas Sales and Trading Margin                         $13.6         $19.4
  Transportation Margin                                  4.2           3.9
                                                      ------        ------
  Systems and Trading Margin                            17.8          23.3
  Gas Processing Margin                                  8.7           4.9
  Gathering Service Fees Margin (a)                      8.5           5.1
                                                      ------        ------
    Total Gross Margin                                 $35.0        $33.3

OPERATING INCOME                                        $7.6          $8.5

CAPITAL EXPENDITURES                                   $17.1         $22.6


OPERATING STATISTICS

Natural Gas Volumes (b)
  Natural Gas Sales                                    549.5         624.8
  Transportation                                       511.6         422.4
                                                     -------        ------
    Systems Throughput                               1,061.1      1,047.2
  Trading Sales                                        624.2         624.6
                                                     -------        ------
    Total Sales Volumes                              1,685.3      1,671.8

Natural Gas Liquids Sales (c)                          810.8         727.8


------------

  (a) Prior to the fourth quarter of 1996, Delhi reported natural gas treating, dehydration, compression and other service fees as a reduction to cost of sales. Beginning with the fourth quarter of 1996, these fees are reported as revenue; accordingly, amounts for prior quarters have been reclassified.
  (b) Millions of cubic feet per day
  (c) Thousands of gallons per day


Part II - Other Information
----------------------------

Item 1. - LEGAL PROCEEDINGS

     U. S. Steel Group

         In August 1996, the Jefferson County, Alabama, Board of Health informed
          U. S. Steel Mining Company, L.L.C. (USM) of its intent to initiate enforcement action because of alleged violations of air pollution control requirements at USM's Concord Coal Preparation Plant in Hueytown, Ala. On January 31, 1997, USM and the County reached an agreement requiring USM to pay a cash penalty of $100,000 and to implement plant improvements estimated to cost $800,000. This agreement was submitted to the Circuit Court of Jefferson County for approval on February 13, 1997 and was approved by the court on February 18, 1997. USM paid the $100,000 penalty on April 8, 1997.

Item 5. - OTHER INFORMATION

(a) Forward-looking statements concerning trends, market forces, commitments, material events and other contingencies potentially affecting the USX Corporation ("USX"), or the businesses of its Marathon Group, U. S. Steel Group or Delhi Group, may be provided in reports filed with the Securities and Exchange Commission, external documents and oral presentations. In order to take advantage of "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USX is filing the following cautionary language identifying important factors (though not necessarily all such factors) that could cause actual outcomes to differ materially from information set forth in forward-looking statements made by, or on behalf of, USX, its representatives and its individual Groups.

     Cautionary Language Concerning Forward-Looking Statements
     ---------------------------------------------------------
 I.  USX
     ---

          Forward-looking statements with respect to USX may include, but are not limited to, comments about general business strategies, financing decisions or corporate structure. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements.

     Liquidity Factors
     -----------------

          USX's ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by the performance of each of its Groups (as measured by various factors, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by USX's outstanding debt and credit ratings by investor services.

---------------------------------------

     Other Factors
     -------------
        Holders of USX-Marathon Group Common Stock, USX-U. S. Steel Group Common
          Stock and USX-Delhi Group Common Stock are holders of common stock of USX and are subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts, arising from any of the groups, which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups.

          For further discussion of certain of the factors described herein, see Item 1. Business, Item 5. Market For Registrant's Common Equity and Related Stockholder Matters, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the USX Corporation Form 10-K for the fiscal year ended December 31, 1996, and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

II.  USX-Marathon Group
     ------------------

          Forward-looking statements with respect to the Marathon Group may include, but are not limited to, levels of revenues, gross margins, operating income, net income or earnings per share; levels of capital, exploration, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital, exploration or maintenance projects; volumes of production, sales, throughput or shipments of liquid hydrocarbons, natural gas and refined products; levels of reserves, proved or otherwise, of liquid hydrocarbons or natural gas; the acquisition or divestiture of assets; the effect of restructuring or reorganization of business components; the potential effect of judicial proceedings on the business and financial condition;
          and the anticipated effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

          Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts" or "projects" or variations of these words, suggesting that future outcomes are uncertain. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements with respect to the Marathon Group.

     The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Marathon's expectations as to revenues, margins and income are based upon assumptions as to future prices and volumes of liquid hydrocarbons, natural gas and refined products. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world's major oil and gas producing areas, including OPEC member countries. Any substantial decline in such prices could have a material adverse effect on Marathon's results of operations. A decline in such prices could also adversely affect the quantity of liquid hydrocarbons and natural gas that can be economically produced and the amount of capital available for exploration and development.

---------------------------------------

          The Marathon Group uses commodity-based derivative instruments such as exchange-traded futures contracts and options and over-the-counter commodity swaps and options to manage exposure to market price risk. The Marathon Group's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on futures contracts and swaps generally offset the effects of price changes in the underlying commodity. While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. Levels of hedging activity vary among oil industry competitors and could affect the Marathon Group's competitive position with respect to those competitors.

     Factors Affecting Exploration and Production Operations
     -------------------------------------------------------
          Projected production levels for liquid hydrocarbons and natural gas are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, and geological and operating considerations.
          These assumptions may prove to be inaccurate. Exploration and production operations are subject to various hazards, including explosions, fires and uncontrollable flows of oil and gas.
          Offshore production and marine operations in areas such as the Gulf of Mexico and the North Sea are also subject to severe weather conditions such as hurricanes or violent storms or other hazards. Development of new production properties in countries outside the United States may require protracted negotiations with host governments and are frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, development plans need to be finalized prior to final commitment by the shareholders of Sakhalin Energy. In addition, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law.

     Factors Affecting Refining, Marketing and Transportation Operations
     -------------------------------------------------------------------
      Marathon conducts refining, marketing and transportation operations primarily in the Midwest and Southeast. The profitability of these operations depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. Marathon is a net purchaser of crude oil in order to satisfy a substantial portion of its refinery throughput requirements. As a result, its overall profitability could be adversely affected by rising crude oil and other feedstock prices which are not recovered in the marketplace. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of refined products. Gross margins on merchandise sold at retail outlets tend to moderate the volatility experienced in the retail sale of refined products. Environmental regulations, particularly the 1990 Amendments to the Clean Air Act, have imposed (and are expected to continue to impose) increasingly stringent and costly requirements on refining and marketing operations which may have an adverse effect on margins. Refining, marketing and transportation operations are subject to business interruptions due to unforeseen events such as explosions, fires, crude oil or refined product spills, inclement weather, or labor disputes.

---------------------------------------

     Technology Factors
     ------------------
     Longer-term projections of corporate strategy, including the viability, timing or expenditures required for capital projects, can be affected by changes in technology, especially innovations in processes used in the exploration, production or refining of hydrocarbons. While specific future changes are difficult to project, recent innovations affecting the oil industry include the development of three-dimensional seismic imaging and deep-water and horizontal drilling capabilities.

     Other Factors
     -------------
     Holders of USX-Marathon Group Common Stock are holders of common stock of USX and are subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts, arising from any of the groups, which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups.

         For further discussion of certain of the factors described herein, and their potential effects on the businesses of the Marathon Group, see
          Item 1. Business, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the USX Corporation Form 10-K for the fiscal year ended December 31, 1996, and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

III. USX-U. S. Steel Group
     ---------------------

     Forward-looking statements with respect to the U. S. Steel Group may include, but are not limited to, projections of levels of revenues, operating income or operating income per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components; the effect of potential judicial proceedings on the business and financial condition; and the effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

     Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts" or "projects", or variations of these words, suggesting that future outcomes are uncertain. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements with respect to the U. S. Steel Group.

     Market Factors
     --------------
     The U.S. Steel Group's expectations as to levels of production and revenues, gross margins, operating income and operating income per ton are based upon assumptions as to future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

---------------------------------------

     The steel industry is characterized by excess world supply which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during economic contraction. Over the next several years, construction of additional flat-rolled steel production facilities could result in increased domestic capacity of up to 14 million tons over 1996 levels.

     Several of the additional facilities are minimills which are less expensive to build than integrated facilities, and are typically staffed by non-unionized work forces with lower base labor costs and more flexible work rules. Through the use of thin slab casting technology, minimill competitors are increasingly able to compete directly with integrated producers of higher value-added products. Such competition could adversely affect the U.S. Steel Group's future product prices and shipment levels.

     The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 23%, 21% and 25% of the domestic steel market in 1996, 1995 and 1994, respectively, and for an estimated 26% in the first two months of 1997. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in levels of imported steel could adversely affect future market prices and demand levels for domestic steel.

     The U. S. Steel Group also competes in many markets with producers of substitutes for steel products, including aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

     The businesses of the U. S. Steel Group are aligned with cyclical industries such as the automotive, appliance, containers, construction and energy industries. As a result, future downturns in the U.S. economy could adversely affect the profitability of the U. S. Steel Group.

     Operating and Cost Factors
     --------------------------
     The operations of the U. S. Steel Group are subject to planned and unplanned outages due to maintenance, equipment malfunctions or work stoppages; and various hazards, including explosions, fires and severe weather conditions, which could disrupt operations or the availability of raw materials, resulting in reduced production volumes and increased production costs.

     Labor costs for the U. S. Steel Group are affected by collective bargaining agreements. U. S. Steel entered into a five and one-half year contract with the United Steel Workers of America, effective February 1, 1994, covering approximately 15,000 employees. The contract provided for reopener negotiations of specific payroll items. These negotiations have now been resolved by following the settlements reached by other major integrated producers (including the timing of a final lump-sum bonus payment in July, 1999). All revised contract terms became effective as of February 1, 1997. To the extent that increased costs associated with any renegotiated issues are not recoverable through the sales prices of products, future operating income would be adversely affected.

---------------------------------------

     Operating income for the U. S. Steel Group includes net periodic pension credits (which are primarily noncash) mainly reflecting the excess of expected return on plan assets over the cost of benefits earned and interest on the projected benefit obligation. These credits totaled $159 million, $132 million and $120 million in 1996, 1995 and 1994, respectively, and $38 million in the first quarter of 1997. The amounts of these credits fluctuate over time primarily reflecting changes in the expected long-term rate of return on plan assets and the assumed discount rate on the outstanding pension obligation. To the extent that these credits decline in the future, operating income would be adversely affected.

     The U. S. Steel Group provides health care and life insurance benefits to most employees upon retirement. Most of these benefits have not been prefunded. The accrued liability for such benefits as of December 31, 1996, was $2,249 million. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of the U. S. Steel Group may be adversely affected, depending on future costs of health care.

     Legal and Environmental Factors
     -------------------------------
     The profitability of the U. S. Steel Group's operations could be affected by a number of contingencies, including legal actions. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements.

     The businesses of the U. S. Steel Group are subject to numerous environmental laws. Certain current and former U. S. Steel Group operating facilities, including Gary Works, have been in operation for many years, and could require significant future accruals and expenditures to meet existing and future requirements under these laws. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of the
          U. S. Steel Group could be adversely affected.

     Other Factors
     -------------
     Holders of USX-U. S. Steel Group Common Stock are holders of common stock of USX and are subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts, arising from any of the groups, which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups.

     For further discussion of certain of the factors described herein, and their potential effects on the businesses of the U.S. Steel Group, see
          Item 1. Business, and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in the USX Corporation Form 10-K for the fiscal year ended December 31, 1996, and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

---------------------------------------

IV.  USX-Delhi Group
     ---------------

     Forward-looking statements with respect to the Delhi Group may include, but are not limited to, projections of levels of revenues, gross margins, operating income, net income or earnings per share; levels of capital, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital or maintenance projects; volumes of sales, throughput or shipments of natural gas or natural gas liquids ("NGLs"); levels of, or changes in, dedicated reserves of natural gas; the acquisition or divestiture of assets; the effect of restructuring or reorganization of business components or entry into new lines of business; the effect of potential judicial proceedings on the business and financial condition; and the effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

     Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts" or "projects", or variations of these words, suggesting that future outcomes are uncertain. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements with respect to the Delhi Group.

     Market Factors
     --------------
     The adoption in 1992 of Federal Energy Regulatory Commission ("FERC") Order
          No. 636, has resulted in a fundamental "unbundling" of the services provided in the natural gas industry, affording natural gas producers easier access to end-user sales markets, and reducing market demand for the premium services traditionally provided by the Delhi Group.
          To the extent that producers convert their natural gas sales contracts with the Delhi Group to lower margin, fixed-fee transportation agreements, or that customers reduce their demand for gas under premium service agreements, the Delhi Group's future operating income will be adversely affected.

     The Delhi Group faces intense competition in all of its businesses, including obtaining additional dedicated natural gas reserves, and in the purchasing, gathering, processing, transporting and marketing of natural gas. The Delhi Group competes with major integrated oil and gas companies; more than 100 major intrastate and interstate pipeline companies; and national and local gas gatherers, brokers, marketers, processors and distributors of varying size, financial resources and experience. Certain of these competitors, including major integrated oil and gas companies and some intrastate and interstate pipeline companies, have greater financial resources and control larger natural gas supplies or storage capacity than the Delhi Group.

---------------------------------------

     The Delhi Group's expectations as to levels of revenues, gross margins and operating income, and its return on investment in capital projects are based upon assumptions as to future market prices and market supply and demand for natural gas, NGLs, and competing fuels and feedstocks, and as to levels of third-party drilling success in Delhi's current or anticipated core operating areas of Oklahoma and Texas. These assumptions may prove to be inaccurate.

     The Delhi Group generally buys natural gas at prices based on a market index, and sells natural gas under sales contracts (typically for periods of one year or less) and in the spot market. Pricing mechanisms under natural gas sales contracts result in gas sales primarily at market sensitive prices with the unit gross margin fluctuating based on the sales price and the cost of natural gas. Accordingly, Delhi's gross margin (and operating results) are affected by fluctuations in natural gas prices and demand levels, and by basis differentials (differences between natural gas prices in various locations).

     The Delhi Group uses commodity-based derivative instruments such as exchange-traded futures contracts and options and over-the-counter commodity swaps and options to manage its exposure to market risk.
          The Delhi Group uses these instruments as a hedging mechanism to protect margins. As a result, changes in the fair value of derivative instruments are generally offset by price changes in the underlying natural gas transaction. While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. Levels of hedging activity vary among competitors and could affect the Delhi Group's competitive position with respect to those competitors.

     The Delhi Group obtains natural gas supplies from various sources, including major oil and gas companies, other pipeline companies and independent producers, marketers and brokers. Certain of these supplies are subject to natural declines in production from wells connected to the Delhi Group's systems. The Delhi Group's ability to contract for additional dedicated natural gas reserves to offset such declines depends, in part, on the level and success of drilling by producers in areas in which the Delhi Group operates. Levels of hydrocarbon drilling in these areas, and other areas of the United States, typically fluctuate based on the market price of natural gas and constraints of environmental regulation, among other factors.

     Market demand for natural gas is influenced by the seasonal requirements of purchasers using gas for space heating and generation of electricity for air conditioning, levels of imported natural gas, particularly from Canada, and the prices of competing fuels.

     The Delhi Group processes natural gas (extracts NGLs from the gas stream) in plants connected to its pipeline systems, and, in some cases, has its natural gas processed by third parties. Gross margins on gas processing vary with fluctuations in the market price of NGLs (which tend to parallel fluctuations in market prices for crude oil), the demand for NGLs and the price volatility, availability and quality of natural gas. Gross margins on gas processing accounted for 23%, 23% and 14% of total Delhi Group gross margins for the years 1996, 1995 and 1994, respectively, and 25% for the first quarter of 1997.

---------------------------------------

     Operational Factors
     -------------------
     The Delhi Group's natural gas purchasing, gathering, processing, treating, transportation and marketing operations are subject to business interruption, liability and other risks of unforeseen events such as explosions, fires, natural disasters, leaks and uncontrollable flows of natural gas or NGLs.

     The viability and timing of growth strategies through capital development projects, acquisition, or joint ventures can be affected by external factors such as legal or regulatory delays, competing bids or competitor development activity.

     Contingency Factors
     -------------------
     Future operating results could be affected by litigation settlements, judgments, or other contingencies, and by changes in federal, state and local laws and regulations, including environmental regulations and FERC regulations.

     Other Factors
     -------------
     Holders of USX-Delhi Group Common Stock are holders of common stock of USX and are subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts, arising from any of the groups, which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups.

     For further discussion of certain of the factors described herein, and their potential effects on the businesses of the Delhi Group, see Item
          1. Business, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the USX Corporation Form 10-K for the fiscal year ended December 31, 1996, and Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

--------------------------------------

Item 5.  OTHER INFORMATION

(b)       SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF MARATHON OIL COMPANY
                               Supplementary Data
     ---------------------------------------------------------------------
                                   (Unaudited)



The following summarized consolidated financial information of Marathon Oil Company, a wholly owned subsidiary of USX, is included in this Form 10-Q in satisfaction of the reporting obligation of Marathon which has debt securities registered under the Securities Exchange Act. All such securities are guaranteed by USX.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1997         1996
                                                       ----         ----
INCOME DATA:
Revenues                                              $4,076        $3,612
Operating income                                         222           382
Net income                                                98           208

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1997         1996
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $3,366        $3,271
Noncurrent assets                                      7,978         7,977
                                                      ------        ------
Total assets                                         $11,344       $11,248
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,825        $2,197
Noncurrent liabilities                                 7,569         7,199
Stockholder's equity                                   1,950         1,852
                                                      ------        ------
Total liabilities and stockholder's equity           $11,344       $11,248
                                                      ======        ======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                            (a)  EXHIBITS

          3.   Articles of Incorporation and By-Laws

               (a)USX Restated Certificate of Incorporation dated September 1, 1996

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




      USX CORPORATION



      By /s/ Kenneth L. Matheny
         Kenneth L. Matheny
          Vice President &
            Comptroller


May 12, 1997