Form 10-Q
period 1997-06-30
USX CORP
filed 1997-08-12
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

Common stock outstanding at July 31, 1997 follows:

               USX-Marathon Group       -    288,041,929    shares
               USX-U. S. Steel Group    -     85,715,426    shares
               USX-Delhi Group          -      9,451,588    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 1997
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          15

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         16

               Financial Statistics                                 24

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               25

               Marathon Group Balance Sheet                         26

               Marathon Group Statement of Cash Flows               27

               Selected Notes to Financial Statements               28

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              32

               Supplemental Statistics                              40

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 1997
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            41

               U. S. Steel Group Balance Sheet                      42

               U. S. Steel Group Statement of Cash Flows            43

               Selected Notes to Financial Statements               44

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          50

               Supplemental Statistics                              56

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  57

               Delhi Group Balance Sheet                            58

               Delhi Group Statement of Cash Flows                  59

               Selected Notes to Financial Statements               60

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          64

               Supplemental Statistics                              69

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    70

       Item 4. Submission of Matters to a Vote of
               Security Holders                                     70

       Item 5. Other Information                                    71

       Item 6. Exhibits and Reports on Form 8-K                     72

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997    1996    1997     1996
--------------------------------------------------------------------------------
REVENUES                                        $5,737  $5,846 $11,734  $11,319

OPERATING COSTS:
 Cost of sales (excludes items shown below)      4,141   4,401   8,573    8,477
 Selling, general and administrative expenses       58      50     112       94
 Depreciation, depletion and amortization          246     255     499      522
 Taxes other than income taxes                     776     806   1,545    1,548
 Exploration expenses                               41      23      74       56
 Inventory market valuation charges (credits)       64      72     178      (83)
                                                ------  ------  ------   ------
   Total operating costs                         5,326   5,607  10,981   10,614
                                                ------  ------  ------   ------

OPERATING INCOME                                   411     239     753      705

Gain on affiliate stock offering                     -      53       -       53
Other income                                        24      15      51       49
Interest and other financial income                  6       7       9       12
Interest and other financial costs                (112)   (111)   (197)    (231)
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         329     203     616      588

Less provision for estimated income taxes          115      49     206      169
                                                ------  ------  ------   ------

NET INCOME                                         214     154     410      419

Noncash credit from exchange of preferred stock     10       -      10        -
Dividends on preferred stock                        (2)     (5)     (8)     (11)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $222    $149    $412     $408
                                                ======  ======  ======   ======











Selected notes to financial statements appear on pages 9-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1997    1996    1997     1996
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                       $118    $124    $226     $340
   - Per share - primary                           .41     .43     .78     1.18
            - fully diluted                        .41     .43     .78     1.17

 Dividends paid per share                          .19     .17     .38      .34

 Weighted average shares, in thousands
   - Primary                                   288,290 287,604 288,140  287,532
   - Fully diluted                             288,308 293,582 288,169  296,565

APPLICABLE TO STEEL STOCK:

 Net income                                       $105     $27    $186      $67
   - Per share - primary                          1.23     .32    2.19      .80
            - fully diluted                       1.06     .32    2.00      .80

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Primary                                    85,635  83,653  85,322   83,425
   - Fully diluted                              93,749  83,653  93,435   84,619

APPLICABLE TO DELHI STOCK:

 Net income (loss)                               $(1.5)  $(1.2)   $(.1)    $1.2
   - Per share - primary and fully diluted        (.16)   (.12)   (.01)     .13

 Dividends paid per share                          .05     .05     .10      .10

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,451   9,450   9,450    9,449













Selected notes to financial statements appear on pages 9-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     June 30    December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $106           $55
  Receivables, less allowance for doubtful
   accounts of $8 and $26                              1,055         1,270
  Inventories                                          1,888         1,939
  Deferred income tax benefits                            57            57
  Other current assets                                    82            81
                                                      ------        ------
     Total current assets                              3,188         3,402
Investments and long-term receivables,
 less reserves of $17 and $17                            943           854
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,600 and $15,280                                  10,396        10,404
Prepaid pensions                                       2,113         2,014
Other noncurrent assets                                  315           306
                                                      ------        ------
     Total assets                                    $16,955       $16,980
                                                      ======        ======



























Selected notes to financial statements appear on pages 9-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     June 30    December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                          $88           $81
  Accounts payable                                     1,938         2,204
  Payroll and benefits payable                           525           475
  Accrued taxes                                          213           304
  Accrued interest                                       106           102
  Long-term debt due within one year                     214           353
                                                      ------        ------
     Total current liabilities                         3,084         3,519
Long-term debt, less unamortized discount              3,538         3,859
Long-term deferred income taxes                        1,191         1,097
Employee benefits                                      2,793         2,797
Deferred credits and other liabilities                   791           436


Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust                        182             -


STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,962,037 shares and
   6,900,000 shares ($148 and $345 liquidation
   preference, respectively)                               3             7
Common stocks:
  Marathon Stock issued - 287,962,562 shares and
   287,525,213 shares                                    288           288
  Steel Stock issued - 85,692,036 shares and
   84,885,473 shares                                      86            85
  Delhi Stock issued - 9,451,588 shares and
   9,448,269 shares                                        9             9
Additional paid-in capital                             3,997         4,150
Retained earnings                                        776           517
Other equity adjustments                                 (33)          (34)
                                                      ------        ------
     Total stockholders' equity                        5,126         5,022
                                                      ------        ------
     Total liabilities and stockholders' equity      $16,955       $16,980
                                                      ======        ======




Selected notes to financial statements appear on pages 9-14.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $410          $419
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               499           522
  Exploratory dry well costs                              30            23
  Inventory market valuation charges (credits)           178           (83)
  Pensions                                               (90)          (90)
  Postretirement benefits other than pensions              4            15
  Deferred income taxes                                   58           120
  Gain on disposal of assets                             (26)          (31)
  Gain on affiliate stock offering                         -           (53)
  Payment of amortized discount on zero coupon debentures(17)            -
  Changes in:
    Current receivables                                  200            31
    Inventories                                         (127)           (5)
    Current accounts payable and accrued expenses       (284)         (197)
  All other - net                                        (31)          (10)
                                                      ------        ------
     Net cash provided from operating activities         804           661
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (544)         (450)
Disposal of assets                                       397           258
Withdrawal from property exchange trusts - net            94             -
Investments in equity affiliates - net                  (152)            3
All other - net                                            8            (8)
                                                      ------        ------
     Net cash used in investing activities              (197)         (197)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit
 arrangements - net                                        7            (3)
Other debt repayments                                   (433)         (376)
Common stock issued                                       30            34
Dividends paid                                          (159)         (150)
                                                      ------        ------
     Net cash used in financing activities              (555)         (495)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      51           (31)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            55           131
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $106          $100
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(201)        $(240)
  Income taxes paid                                     (197)          (61)
NONCASH TRANSACTION - mandatorily redeemable securities
 exchanged for preferred stock                           182             -

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

     Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1 in the first quarter, USX identified additional environmental remediation liabilities of $46 million, of which $28 million was discounted to a present value of $13 million and $18 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect on first quarter 1997 operating income was $27 million.

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

     Primary net income (loss) per share is calculated by adjusting net income for dividend requirements of preferred stock and the noncash credit on exchange of preferred stock and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

 3. In the second quarter of 1997, the Delhi Group revised the estimated economic lives of its depreciable assets. Depreciation expense for 1997 has been revised based on this increase in the estimated economic lives. The favorable effect on net income in the second quarter and first six months of 1997 was $2.1 million, or $.22 per share of Delhi Stock.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


 4. The items below are included in both revenues and operating costs, resulting in no effect on income.

                                                  (In millions)
                                        -------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1997    1996    1997     1996
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $664    $700  $1,319   $1,333
    Matching crude oil and refined product
      buy/sell transactions settled in cash        551     723   1,306    1,322

 5. Operating income includes net periodic pension credits of $75 million and $78 million in the first six months of 1997 and 1996, respectively, ($37 million and $41 million in the second quarter of 1997 and 1996, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1997         1996
                                                     --------   -----------
    Raw materials                                       $598         $594
    Semi-finished products                               354          309
    Finished products                                    984          908
    Supplies and sundry items                            130          128
                                                      ------        ------
      Total (at cost)                                  2,066        1,939
    Less inventory market valuation reserve              178            -
                                                      ------        ------
      Net inventory carrying value                    $1,888       $1,939
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

 9. At June 30, 1997, USX had no borrowings against its $2,350 million long-term revolving credit agreement.

     USX had no borrowings at June 30, 1997, against its short-term lines of credit totaling $200 million, which require a 1/8% fee or maintenance of compensating balances of 3%. USX had other outstanding short-term borrowings of $88 million.

     In the event of a change in control of USX, debt obligations totaling $3,170 million at June 30, 1997, may be declared immediately due and payable.

10. During the first six months of 1997, USX redeemed: Zero Coupon Convertible Senior Debentures Due 2005 with a carrying value of $41 million; the aggregate principal amount of $227 million 7% Convertible Subordinated Debentures Due 2017; and $120 million aggregate principal amount of 8.50% Sinking Fund Debentures Due November 1, 2006.

11. In December 1996, USX issued $117 million of debt (notes) indexed to the price of RMI common stock. At maturity in February 2000, USX must exchange these notes for shares of RMI common stock, or redeem the notes for the equivalent amount of cash. Interest and other financial costs included adjustments to the carrying value of the indexed debt of $10 million unfavorable for the second quarter of 1997 and $6 million favorable for the first six months of 1997.

12. In the second quarter of 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million and a noncash credit to Retained Earnings of $10 million.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


12.  (Continued)

     USX owns all of the common securities of the Trust, which was formed for the purpose of the Exchange. (The Trust Common Securities and the Trust Preferred Securities are together referred to as the Trust Securities.)
     The Trust Securities represent undivided beneficial ownership interests in the assets of the Trust, which consist solely of USX 6.75% Convertible Junior Subordinated Debentures maturing March 31, 2037 (Debentures), having an aggregate principal amount equal to the aggregate initial liquidation amount ($50.00 per security and $203 million in total) of the Trust Securities issued by the Trust. Interest and principal payments on the Debentures will be used to make quarterly distributions and to pay redemption and liquidation amounts on the Trust Preferred Securities. The quarterly distributions, which accumulate at the rate of 6.75% per annum on the Trust Preferred Securities and the accretion from fair value to the initial liquidation amount, are charged to income and included in interest and other financial costs.

     Under the terms of the Debentures, USX has the right to defer payment of interest for up to 20 consecutive quarters and, as a consequence, monthly distributions on the Trust Preferred Securities will be deferred during such period. If USX exercises this right, then, subject to limited exceptions, it may not pay any dividend or make any distribution with respect to any shares of its capital stock.

     The Trust Preferred Securities are convertible at any time prior to the close of business on March 31, 2037, (unless such right is terminated earlier under certain circumstances) at the option of the holder, into shares of USX-U. S. Steel Group Common Stock (Steel Stock) at a conversion price of $46.25 per share of Steel Stock (equivalent to a conversion ratio of 1.081 shares of Steel Stock for each Trust Preferred Security), subject to adjustment in certain circumstances.

     The Trust Preferred Securities may be redeemed at any time at the option of USX, initially at a premium of 103.90% of the initial liquidation amount through March 31, 1998, and thereafter, declining annually to the initial liquidation amount on April 1, 2003 and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

     Payments related to quarterly distributions and to the payment of redemption and liquidation amounts on the Trust Preferred Securities by the Trust are guaranteed by USX on a subordinated basis.

13. USX has agreements (the programs) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1997, the amount sold under the programs that had not been collected was $740 million, which will be forwarded to the buyers at the end of the agreements, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


13.  (Continued)

     programs will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% to 115% of the programs' size. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse under an agreement that expires in December 1997. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At June 30, 1997, the balance of sold loans receivable subject to recourse was $19 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

14. Effective June 1, 1997, USX entered into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U.
    S. Steel Group's Clairton (Pa.) Works and to operate and sell coke and byproducts from those facilities. USX is the general partner and is responsible for purchasing, operations and products marketing. Proceeds to USX as a result of the transaction were $361 million, and deferred gains of $262 million at June 30, 1997 (included in deferred credits and other liabilities) will be recognized over the life of the partnership's assets. USX's partnership interest will be accounted for under the equity method of accounting.

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

     USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1997, and December 31, 1996, accrued liabilities for remediation totaled $165 million and $144 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $41 million at June 30, 1997, and $23 million at December 31, 1996.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


15.  (Continued)

     For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1997 and for the years 1996 and 1995, such capital expenditures totaled $64 million, $165 million and $111 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At June 30, 1997, and December 31, 1996, accrued liabilities for platform abandonment and dismantlement totaled $122 million and $118 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities totaled
     $84 million at June 30, 1997. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of June 30, 1997, the largest guarantee for a single affiliate was $41 million.

     At June 30, 1997, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $175 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     Contract commitments for capital expenditures for property, plant and equipment at June 30, 1997, totaled $588 million compared with $526 million at December 31, 1996.


                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------



   Six Months Ended
       June 30                           Year Ended December 31
--------------------    -------------------------------------------------------

   1997        1996         1996        1995         1994        1993      1992
   ----        ----         ----        ----         ----        ----      ----

   3.47        3.15         3.55        1.50         1.92        (a)       (a)
   ====        ====         ====        ====         ====        ====      ====

  (a) Earnings did not cover combined fixed charges and preferred stock dividends by $325 million for 1993 and by $211 million for 1992.



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------

   Six Months Ended
       June 30                           Year Ended December 31
---------------------   -------------------------------------------------------

   1997        1996         1996        1995         1994        1993      1992
   ----        ----         ----        ----         ----        ----      ----

   3.67        3.37         3.81        1.63         2.08        (a)       (a)
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     USX Corporation ("USX") is a diversified company engaged primarily in the energy business through its Marathon Group, in the steel business through its
U. S. Steel Group and in the gas gathering and processing, natural gas liquids trading and electric power marketing businesses through its Delhi Group. The following discussion should be read in conjunction with the second quarter 1997 USX Consolidated Financial Statements and selected notes. For net income per common share amounts applicable to each of USX's three classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock"), USX-U. S. Steel Group Common Stock ("Steel Stock") and USX-Delhi Group Common Stock ("Delhi Stock"), see Consolidated Statement of Operations - Income per Common Share. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

     Certain sections of the discussion include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional cautionary language related to USX and each of its Groups, see Item 5. in USX's Form 10-Q for the quarterly period ended March 31, 1997.

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 1997 and 1996 are set forth in the following table:

                                               Second Quarter     Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Revenues
 Marathon Group                                 $3,775  $4,071  $7,857   $7,698
 U. S. Steel Group                               1,721   1,580   3,341    3,171
 Delhi Group                                       268     217     607      495
 Eliminations                                      (27)    (22)    (71)     (45)
                                                ------  ------ -------  -------
   Total USX Corporation revenues               $5,737  $5,846 $11,734  $11,319
Less:
 Matching crude oil and refined product buy/sell
   transactions settled in cash (a)                551     723   1,306    1,322
 Consumer excise taxes on petroleum products
   and merchandise (a)                             664     700   1,319    1,333
                                                ------  ------  ------   ------
   Revenues adjusted to exclude above items     $4,522  $4,423  $9,109   $8,664
                                                ======  ======  ======   ======

------
(a) Included in both revenues and operating costs for the Marathon Group and USX Consolidated, resulting in no effect on income.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Adjusted revenues increased by $99 million, or 2%, in the second quarter of 1997 as compared with the second quarter of 1996. The improvement reflected increases of $141 million for the U. S. Steel Group and $51 million for the Delhi Group, partially offset by a decline of $88 million for the Marathon Group. The increase for the U. S. Steel Group was due primarily to higher average realized steel prices and increased steel shipments. The increase for the Delhi Group was due primarily to increased volumes for natural gas and natural gas liquids trading and electric power marketing, and increased natural gas sales volumes, partially offset by lower average sales prices for natural gas and natural gas liquids. The decline for the Marathon Group was due primarily to lower average prices for refined products and lower average prices and decreased volumes for worldwide liquid hydrocarbons, partially offset by increased volumes of refined products.

     Operating income and certain items included in operating income for the second quarter and first six months of 1997 and 1996 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Operating income                                  $411    $239    $753     $705

Less: certain favorable (unfavorable) items for

 Marathon Group
 Inventory market valuation reserve adjustment (a) (64)    (72)   (178)      83
 Charges for withdrawal from MPA (b)                 -       -       -      (10)

 U. S. Steel Group
 Effect of adoption of SOP 96-1 (c)                  -       -     (20)       -
 Certain other environmental accrual adj. - net      -       -       11       -
 Gary Works No. 13 blast furnace repairs (d)         -     (39)      -      (39)
 Certain legal accruals                              -     (20)      -      (20)

 Delhi Group
 Depreciation adjustment (e)                         2       -       -        -
                                                 -----   -----   -----    -----
 Subtotal                                          (62)   (131)   (187)      14
                                                 -----   -----   -----    -----
 Operating income adjusted to exclude above items $473    $370    $940     $691
                                                 =====   =====   =====    =====

(a) The inventory market valuation reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined product inventories exceeds net realizable value. For additional discussion of this noncash adjustment, see Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.
(b) Marine Preservation Association ("MPA") is a non-profit oil spill response group.
(c) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities.
(d) Reflects repair of damages incurred during a break-out on April 2, 1996; excludes effects of business interruption.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

(e) During the second quarter of 1997, the Delhi Group recorded a $3 million favorable pretax depreciation expense adjustment relating to the first six months of 1997. The $2 million portion of the adjustment relating to the first quarter of 1997 is a special item for purposes of comparing the second quarter of 1997 with the second quarter of 1996. The adjustment resulted from revisions in the estimated economic lives of the Delhi Group's pipeline systems and gas processing plants. These revisions will also favorably affect future periods.

     Adjusted operating income increased by $103 million, or 28%, in the second quarter of 1997 as compared with the second quarter of 1996, reflecting an increase of $117 million for the U. S. Steel Group, partially offset by declines of $11 million and $3 million for the Marathon Group and Delhi Group, respectively. The increase for the U. S. Steel Group was due primarily to higher steel shipments, higher average realized steel prices, lower operating costs, and operating efficiencies. Operating results in 1996 were unfavorably affected by a breakout on the No. 13 blast furnace in April 1996, that resulted in production inefficiencies at the Gary Works, as well as other U. S. Steel plants, reduced shipments and higher costs for purchased iron and semifinished steel. The decline for the Marathon Group was due primarily to decreased volumes and lower average prices for worldwide liquid hydrocarbons, and increased administrative expenses, partially offset by higher average margins on refined products. The decline for the Delhi Group was due primarily to increased operating expenses and lower gross margins, partially offset by decreased depreciation expense.

     Adjusted operating income increased by $249 million, or 36%, in the first six months of 1997 as compared with the first six months of 1996, reflecting increases of $165 million for the U. S. Steel Group and $85 million for the Marathon Group, partially offset by a decline of $1 million for the Delhi Group. The increase for the U. S. Steel Group was due primarily to higher average realized steel prices, higher steel shipments, lower operating costs, and operating efficiencies. The increase for the Marathon Group was due primarily to higher average refined product margins and higher average prices for worldwide natural gas and liquid hydrocarbons, partially offset by reduced Marathon Group worldwide liquid hydrocarbon production.

     Gain on affiliate stock offering was $53 million in the second quarter and first six months of 1996. See Note 6 to the Consolidated Financial Statements for additional discussion.

     Other income for the second quarter and first six months of 1997 and 1996 is set forth in the following table:

                                               Second Quarter     Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Income from affiliates - equity method             $23     $14     $38      $26
Gain on sale of investments (a)                      -       -      11       21
Other income                                         1       1       2        2
                                                  ----    ----    ----     ----
 Total other income                                $24     $15     $51      $49
                                                  ====    ====    ====     ====

 (a) Amounts primarily reflect gains on the sale of the Marathon Group's interests in certain domestic pipeline companies.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the second quarter and first six months of 1997 and 1996 are set forth in the following table:

                                               Second Quarter     Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Interest and other financial income                 $6      $7      $9      $12
Interest and other financial costs                (112)   (111)   (197)    (231)
                                                 -----  ------  ------   ------
   Net interest and other financial costs         (106)   (104)   (188)    (219)
Less:
 Favorable (unfavorable) adjustment to
   carrying value of indexed debt(a)               (10)      -       6        -
                                                 -----  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item               $(96)  $(104)  $(194)   $(219)
                                                 =====  ======  ======   ======

(a) In December 1996, USX issued $117 million in aggregate principal amount of 6.75% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RMI Titanium Company ("RMI") (or for the equivalent amount of cash, at USX's option). The carrying value of indexed debt is adjusted quarterly to settlement value, based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

     Excluding the adjustment to the carrying value of indexed debt, net interest and other financial costs decreased by $25 million in the first six months of 1997 as compared with the first six months of 1996, due primarily to lower average debt levels.

     Provision for estimated income taxes in the second quarter and first six months of 1997 included adjustments relating to the 1997 tax year reflecting a reduction in estimated tax credits and an increase in estimated state income tax expense. A significant portion of these adjustments resulted from USX's entry into a strategic partnership to acquire an interest in three coke batteries at its U. S. Steel Group's Clairton (Pa.) Works. The six month effect of these adjustments was recorded in the second quarter. See Note 14 to the Consolidated Financial Statements for additional discussion.

     Net income was $214 million in the second quarter of 1997, an increase of $60 million from the second quarter of 1996. Net income was $410 million in the first six months of 1997, a decrease of $9 million from the first six months of 1996.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Noncash credit from exchange of preferred stock was $10 million, or 12 cents per share of Steel Stock, in the second quarter and first six months of 1997. In May 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock. The $10 million noncash credit reflects the difference between the carrying value of the preferred stock and the fair value of the Trust Preferred Securities at the date of the exchange. See Note 12 to the Consolidated Financial Statements for additional discussion.

Dividends to Stockholders
-------------------------
     On July 29, 1997, the USX Board of Directors (the "Board") declared dividends of 19 cents per share on Marathon Stock, 25 cents per share on Steel Stock and 5 cents per share on Delhi Stock, all payable September 10, 1997, to stockholders of record at the close of business on August 20, 1997. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable September 30, 1997, to stockholders of record at the close of business on September 2, 1997.

Cash Flows
----------
     Cash and cash equivalents totaled $106 million at June 30, 1997, compared with $55 million at December 31, 1996.

     Net cash provided from operating activities totaled $804 million in the first six months of 1997, compared with $661 million in the first six months of 1996. The 1996 period included payments of $39 million related to certain state tax issues and $28 million for final settlement of the Pickering v. USX litigation. Excluding the effects of these items, net cash provided from operating activities increased by $76 million in the first six months of 1997, due primarily to higher average refined product margins, higher average realized steel prices, higher average prices for worldwide natural gas and liquid hydrocarbons and increased steel shipments, partially offset by an increase in income taxes paid and decreased volumes of worldwide liquid hydrocarbons. In addition, net cash provided from operating activities in the first six months of 1996 was adversely affected by production inefficiencies following a breakout on the Gary Works No. 13 blast furnace.

     Cash from the disposal of assets was $397 million in the first six months of 1997, compared with $258 million in the first six months of 1996. The 1997 proceeds included $361 million resulting from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U. S. Steel Group's Clairton Works. The 1996 proceeds primarily reflected the sale of the U. S. Steel Group's investment in National-Oilwell (an oil field service joint venture); sale of shares of RMI common stock; sales of the Marathon Group's interests in oil and gas production properties in Indonesia and Tunisia and the sale of the Marathon Group's interest in a domestic pipeline company.

     The net withdrawal from property exchange trusts of $94 million in the first six months of 1997 mainly represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the disposal of Marathon Group oil production properties in Alaska.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Capital expenditures for property, plant and equipment in the first six months of 1997 were $544 million, compared with $450 million in the first six months of 1996. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Contract commitments for capital expenditures were $588 million at June 30, 1997, compared with $526 million at December 31, 1996.

     Net investments in equity affiliates of $152 million in the first six months of 1997 mainly reflected funding of Marathon Group equity affiliates' capital projects (including the Nautilus natural gas pipeline system in the Gulf of Mexico and the Sakhalin II project in Russia), and the Marathon Group's acquisition of an additional 7.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), which brings the Marathon Group's interest to 37.5%. Sakhalin Energy is the incorporated joint venture company responsible for the Sakhalin II project.

     USX's total long-term debt, preferred stock of subsidiary, USX obligated preferred securities of a subsidiary trust and notes payable was $4.3 billion at June 30, 1997, down $271 million from December 31, 1996, mainly reflecting cash provided from operating activities and asset sales during 1997, in excess of cash used for capital expenditures, dividend payments and investments in equity affiliates. Redemptions of long-term debt during the first six months of 1997 included $227 million of 7% Convertible Subordinated Debentures Due 2017,
$120 million of 8.5% Sinking Fund Debentures Due 2006 and $41 million of Zero Coupon Convertible Senior Debentures Due 2005.

     In May 1997, USX exchanged approximately 3.9 million 6.75% Trust Preferred Securities of USX Capital Trust I for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock. The exchange resulted in the recording of $182 million of Trust Preferred Securities and a $10 million noncash credit to Retained Earnings. See Note 12 to the Consolidated Financial Statements for additional discussion.

Liquidity
---------
     At June 30, 1997, USX had available its long-term revolving credit agreement of $2,350 million, short-term lines of credit of $200 million, and short-term credit agreements of $175 million, against which it had no outstanding borrowings. USX had outstanding short-term borrowings of $88 million against uncommitted lines of credit. USX's short-term lines of credit require a 1/8% fee or maintenance of compensating balances of 3%.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of June 30, 1997, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1997 and years 1998 and 1999, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 15 to the Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings or other external financing sources.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX management's opinion concerning liquidity and USX's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are affected by various factors including the performance of each Group (as indicated by levels of cash provided from operating activities, and other measures) the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by levels of USX's outstanding debt and credit ratings by investor services. To the extent that management's assumptions concerning these factors prove to be inaccurate, USX's liquidity position could be adversely affected.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 43 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1997. In addition, there are 25 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 108 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     Effective January 1, 1997, USX adopted SOP 96-1. USX operating income in the first quarter and first six months of 1997 included charges of $27 million (net of expected recoveries) related to adoption, primarily accruals of post-closure monitoring costs, study costs and administrative costs. See Note 1 to the Consolidated Financial Statements for additional discussion.

     Operating income in the first six months of 1997 also included net favorable effects of $16 million related to other environmental accrual adjustments.

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

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of net income per share. USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement for prior-periods is required by the standard, net income per share presented for each class of USX Common Stock for the second quarter and first six months of 1997 and for the years 1996 and 1995 will not change materially.

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
(Dollars in millions)                            1997    1996    1997     1996
------------------------------------------------------------------------------------

REVENUES
 Marathon Group                                 $3,775  $4,071  $7,857   $7,698
 U. S. Steel Group                               1,721   1,580   3,341    3,171
 Delhi Group                                       268     217     607      495
 Eliminations                                      (27)    (22)    (71)     (45)
                                               ------- ------- -------  -------
   Total                                        $5,737  $5,846 $11,734  $11,319


OPERATING INCOME

 Marathon Group                                   $231    $234    $445     $611
 U. S. Steel Group                                 177       1     297       82
 Delhi Group                                         3       4      11       12
                                                ------  ------  ------   ------
   Total                                          $411    $239    $753     $705


CAPITAL EXPENDITURES

 Marathon Group                                   $271    $150    $389     $250
 U. S. Steel Group                                  67     102     117      158
 Delhi Group                                        21      20      38       42
                                                ------  ------  ------   ------
   Total                                          $359    $272    $544     $450

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1997    1996    1997     1996
--------------------------------------------------------------------------------
REVENUES                                        $3,775  $4,071  $7,857   $7,698

OPERATING COSTS:
 Cost of sales (excludes items shown below)      2,479   2,742   5,237    5,172
 Selling, general and administrative expenses       83      82     167      160
 Depreciation, depletion and amortization          163     173     334      355
 Taxes other than income taxes                     714     745   1,422    1,427
 Exploration expenses                               41      23      74       56
 Inventory market valuation charges (credits)       64      72     178      (83)
                                                ------  ------  ------   ------
   Total operating costs                         3,544   3,837   7,412    7,087
                                                ------  ------  ------   ------

OPERATING INCOME                                   231     234     445      611

Other income                                         7       3      23       28
Interest and other financial income                  6       5       8        9
Interest and other financial costs                 (69)    (77)   (136)    (163)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                         175     165     340      485

Less provision for estimated income taxes           57      41     114      145
                                                ------  ------  ------   ------

NET INCOME                                        $118    $124    $226     $340
                                                ======  ======  ======   ======

MARATHON STOCK DATA:
 Net income per share
   - Primary                                      $.41    $.43    $.78    $1.18
   - Fully diluted                                 .41     .43     .78     1.17

 Dividends paid per share                          .19     .17     .38      .34

 Weighted average shares, in thousands
   - Primary                                   288,290 287,604 288,140  287,532
   - Fully diluted                             288,308 293,582 288,169  296,565





Selected notes to financial statements appear on pages 28-31.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $90           $32
  Receivables, less allowance for doubtful
   accounts of $2 and $2                                 522           613
  Inventories                                          1,175         1,282
  Other current assets                                   122           119
                                                      ------        ------
     Total current assets                              1,909         2,046

Investments and long-term receivables                    374           311
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $9,403 and $9,031                                     7,318         7,298
Prepaid pensions                                         291           280
Other noncurrent assets                                  216           216
                                                      ------        ------
     Total assets                                    $10,108       $10,151
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $72           $59
  Accounts payable                                     1,126         1,385
  Payroll and benefits payable                           102           106
  Accrued taxes                                           61            98
  Deferred income taxes                                  125           155
  Accrued interest                                        87            75
  Long-term debt due within one year                     172           264
                                                      ------        ------
     Total current liabilities                         1,745         2,142

Long-term debt, less unamortized discount              2,764         2,642
Long-term deferred income taxes                        1,243         1,178
Employee benefits                                        366           356
Deferred credits and other liabilities                   339           311


Preferred stock of subsidiary                            182           182

STOCKHOLDERS' EQUITY                                   3,469         3,340
                                                      ------        ------
     Total liabilities and stockholders' equity      $10,108       $10,151
                                                      ======        ======




Selected notes to financial statements appear on pages 28-31.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $226          $340
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               334           355
  Exploratory dry well costs                              30            23
  Inventory market valuation charges (credits)           178           (83)
  Pensions                                                (9)           (7)
  Postretirement benefits other than pensions              5             8
  Deferred income taxes                                   34            70
  Gain on disposal of assets                             (19)          (25)
  Payment of amortized discount on zero coupon debentures(13)            -
  Changes in:
    Current receivables                                   95          (25)
    Inventories                                          (71)          19
    Current accounts payable and accrued expenses       (289)         (89)
  All other - net                                          7            19
                                                      ------        ------
     Net cash provided from operating activities         508           605
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (389)         (250)
Disposal of assets                                        22           115
Withdrawal from property exchange trusts - net            94             -
Investments in equity affiliates - net                  (137)           (2)
                                                      ------        ------
     Net cash used in investing activities              (410)         (137)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Marathon Group's share of
 USX consolidated debt                                   101          (369)
Specifically attributed debt repayments                  (40)            -
Marathon Stock issued                                      9             1
Dividends paid                                          (109)          (98)
                                                      ------        ------
     Net cash used in financing activities               (39)         (466)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1)            -
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 58             2
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            32            77
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $90           $79
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(131)        $(185)
  Income taxes paid, including settlements with other
   groups                                               (152)          (41)

Selected notes to financial statements appear on pages 28-31.

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

     Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1 in the first quarter, the Marathon Group recognized additional environmental remediation liabilities of $11 million. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect on Marathon Group first quarter 1997 operating income was $7 million.

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

                                                  (In millions)
                                        -------------------------------
                                                 Second Qtr.      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1997    1996    1997     1996
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $664    $700  $1,319   $1,333
    Matching crude oil and refined product
      buy/sell transactions settled in cash        551     723   1,306    1,322

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1997         1996
                                                     --------   -----------
    Crude oil and natural gas liquids                   $471         $463
    Refined products and merchandise                     808          746
    Supplies and sundry items                             74           73
                                                      ------        ------
      Total (at cost)                                  1,353        1,282
    Less inventory market valuation reserve              178            -
                                                      ------        ------
      Net inventory carrying value                    $1,175        $1,282
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

 7. The Marathon Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1997, the amount sold under the program that had not been collected was $340 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Marathon Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

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

     The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1997, and December 31, 1996, accrued liabilities for remediation totaled $55 million and $37 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $41 million at June 30, 1997, and $23 million at December 31, 1996.

     For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1997 and for the years 1996 and 1995, such capital expenditures totaled $31 million, $66 million and $50 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At June 30, 1997, and December 31, 1996, accrued liabilities for platform abandonment and dismantlement totaled $122 million and $118 million, respectively.

     Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $48 million at June 30, 1997. As of June 30, 1997, the largest guarantee for a single affiliate was $41 million.

     At June 30, 1997, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $175 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

     At June 30, 1997, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $455 million compared with $388 million at December 31, 1996.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and power generation. Management's Discussion and Analysis should be read in conjunction with the second quarter 1997 USX consolidated financial information and the Marathon Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 40.

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

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 1997 and 1996 are summarized in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997    1996    1997     1996
                                                -----   -----   -----    -----
Refined products                                $1,724  $1,789  $3,410   $3,318
Merchandise                                        266     258     504      485
Liquid hydrocarbons                                242     278     508      548
Natural gas                                        282     273     720      592
Transportation and other                            46      50      90      100
                                                ------  ------  ------   ------
Subtotal                                         2,560   2,648   5,232    5,043

Matching crude oil and refined product buy/sell
  transactions settled in cash (a)                 551     723   1,306    1,322
Consumer excise taxes on petroleum products and
  merchandise (a)                                  664     700   1,319    1,333
                                                ------  ------  ------   ------
  Total Revenues                                $3,775  $4,071  $7,857   $7,698
                                                ======  ======  ======   ======

(a)Included in both revenues and operating costs, resulting in no effect on income.

     Revenues (excluding matching buy/sell transactions and excise taxes) decreased by $88 million, or 3%, in the second quarter of 1997 from the comparable prior-year period. The decrease primarily reflected lower average refined product prices and worldwide liquid hydrocarbon prices and volumes, partly offset by higher volumes of refined products. For the first six months of 1997, revenues increased by $189 million, or 4%, from the prior-year period, as higher average refined product and

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

worldwide natural gas prices and increased volumes of refined products were partially offset by reduced volumes of worldwide liquid hydrocarbons.

     Operating income and certain items included in operating income for the second quarter and first six months of 1997 and 1996 are set forth in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997    1996    1997     1996
                                                -----   -----   -----    -----
Operating income                                  $231    $234    $445     $611
Less: Certain favorable (unfavorable) items
 Inventory market valuation reserve adjustment (a) (64)    (72)   (178)      83
 Charges for withdrawal from MPA (b)                 -       -       -      (10)
                                                ------  ------  ------   ------
 Subtotal                                          (64)    (72)   (178)      73
                                                ------  ------  ------   ------
Operating income adjusted to exclude above items  $295    $306    $623     $538
                                                ======  ======  ======   ======

(a)The inventory market valuation reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of this noncash adjustment, see Outlook herein.
(b)Marine Preservation Association ("MPA") is a non-profit oil spill response group.

     Adjusted operating income in the second quarter of 1997 declined by $11 million from last year's second quarter, due primarily to decreased volumes and prices of worldwide liquid hydrocarbons and increased administrative expenses, partially offset by higher average margins on refined products. Adjusted operating income in the first six months of 1997 increased by $85 million from the first six months of 1996, as higher average refined product margins and higher worldwide natural gas and liquid hydrocarbon prices were partially offset by reduced worldwide liquid hydrocarbon production.

     Second quarter operating income for domestic exploration and production ("upstream") decreased by $34 million in 1997 from 1996. The decline was mainly due to lower liquid hydrocarbon prices, decreased liquid hydrocarbon production, and increased dry well expense, partially offset by an increase in natural gas production volumes. The lower liquid hydrocarbon volumes were mostly due to the fourth quarter 1996 disposal of oil producing properties in Alaska, while the increase in gas volumes was mainly attributable to the Cotton Valley Pinnacle Reef play in east Texas.

     International upstream's second quarter operating income was virtually unchanged in 1997 from 1996. While revenues declined, mainly due to lower liquid hydrocarbon and natural gas volumes and decreased liquid hydrocarbon prices, these unfavorable items were offset by lower pipeline and terminal expenses and reduced depreciation, depletion and amortization expense, also due largely to the lower volumes. The decrease in liquid hydrocarbon volumes primarily reflected lower

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

liftings in the U.K. North Sea, while the lower natural gas volumes were mainly attributable to the Heimdal field in the Norwegian North Sea due to reduced customer demand and temporary pipeline shutdowns.

     Second quarter operating income for refining, marketing and transportation ("downstream") operations increased by $39 million in 1997 from 1996, primarily reflecting higher refined product margins as crude oil and other feedstock acquisition costs decreased more than refined product prices.

     Administrative expense in the second quarter increased by $17 million in 1997 from 1996, mainly reflecting increased accruals for employee benefit and compensation plans, including Marathon's performance-based variable pay plan, and litigation.

     Other income in the first six months of 1997 and 1996 included gains of $11 million and $20 million, respectively, on the sales of interests in certain domestic pipeline companies and other investments.

     Net interest and other financial costs in the first six months of 1997 decreased by $26 million from the comparable 1996 period, mainly due to lower average debt levels.

     Net income for the second quarter and first six months decreased by $6 million and $114 million, respectively, in 1997 from 1996. Excluding the aftertax effects of the inventory market valuation adjustment and other special items, financial results decreased by $11 million for the second quarter and increased by $57 million for the first six months in 1997 from 1996, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $508 million in the first six months of 1997, compared with $605 million in the first six months of 1996. Excluding first quarter 1996 payments of $39 million related to certain state tax issues, net cash from operating activities decreased by $136 million, mainly reflecting increased income tax payments and other unfavorable working capital changes, partially offset by the favorable effects of improved net income (excluding noncash items).

     Capital expenditures for property, plant and equipment in the first six months of 1997 totaled $389 million, compared with $250 million in the comparable 1996 period. Expenditures in these periods were primarily for domestic upstream projects, with spending in the first six months of 1997 including development of the following Gulf of Mexico properties - Viosca Knoll 786 ("Petronius"), Green Canyon 244 ("Troika") and Ewing Bank 963. Contract commitments for capital expenditures were $455 million at June 30, 1997, compared with $388 million at year-end 1996.

     Cash from the disposal of assets was $22 million in the first six months of 1997, compared with $115 million in the first six months of 1996. Proceeds in 1996 were mainly from the sales of interests in oil and gas production properties in Indonesia and Tunisia and an interest in a domestic pipeline company.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The net withdrawal from property exchange trusts of $94 million in the first six months of 1997 mainly represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the disposal of oil production properties in Alaska.

     Investments in equity affiliates of $137 million in the first six months of 1997 mainly reflected funding of equity affiliates' capital projects, including the Nautilus natural gas pipeline system in the Gulf of Mexico and the Sakhalin II project in Russia. Also included were Marathon's acquisition of an additional 7.5% interest in Sakhalin Energy Investment Company Ltd., and the acquisition of a 50% ownership in a power generation company in Ecuador.

     Financial obligations increased by $61 million in the first six months of 1997. Cash and cash equivalents increased by $58 million from year-end 1996, while cash used for capital expenditures, investments in equity affiliates and dividend payments was virtually offset by net cash provided from operating activities, trust withdrawals and asset disposals. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

     Dividends paid in the first six months of 1997 increased by $11 million from the first six months of 1996 reflecting the two-cents-per-share increase in the quarterly USX-Marathon Group Common Stock dividend rate, initially declared in October 1996.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 19 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1997. In addition, there are 9 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 67 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     Effective January 1, 1997, USX adopted the American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). Operating income for the first six months of 1997 included first quarter charges of $7 million (net of expected recoveries) related to such adoption, primarily for accruals of post-closure monitoring costs, study costs and administrative costs. See Note 1 to the Marathon Group Financial Statements for additional discussion.

     Accrued liabilities for remediation totaled $55 million at June 30, 1997, an increase of $18 million from December 31, 1996, due primarily to first quarter accrual adjustments for adoption of SOP 96-1 and accruals related to retail marketing outlets. Receivables for expected recoveries totaled $41 million at June 30, 1997, an increase of $18 million from December 31, 1996, due primarily to first quarter accrual adjustments reflecting an increase in the estimated portion of costs that are ultimately recoverable, and accruals for recoveries associated with adoption of SOP 96-1. See Note 8 to the Marathon Group Financial Statements.

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

Outlook
-------
     The outlook regarding the Marathon Group's revenues, margins and income is largely dependent upon future prices and volumes of crude oil, natural gas and refined products. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world's major oil and gas producing areas, including OPEC member countries. Any substantial decline in such prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Relative to the changing levels of commodity prices, when U.S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, Marathon's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition. This became the new LIFO cost basis of the inventories, which has been maintained since the 1982 acquisition. Generally accepted accounting principles require that inventories be valued at lower of cost or market. Accordingly, Marathon has established an inventory market valuation ("IMV") reserve to reduce the LIFO cost basis of these inventories on a quarterly basis, to the extent necessary, to current market value. Adjustments to the IMV reserve result in noncash charges or credits to operating income. These adjustments affect the comparability of financial results from period to period as well as comparisons with other energy companies, which may not have such adjustments. The IMV reserve adjustments have been separately reported, on a consistent basis, as a component of operating results and separately identified in management's discussion of operations.

     Commodity prices have fluctuated widely and, since 1986, have generally remained below prices that existed at the time of the 1982 acquisition, resulting in periodic adjustments to the LIFO cost basis of the inventories. At December 31, 1996, market prices exceeded LIFO cost, and no IMV reserve was required. At
June 30, 1997, LIFO cost exceeded market prices by $178 million, resulting in a corresponding charge to operating income ($64 million in the second quarter). During the first six months of 1996, favorable market price movements resulted in an $83 million credit to operating income ($72 million charge in the second quarter). This $261 million variance in operating income between the two six-month periods ($8 million variance for the second quarter) affects the comparability of reported financial results. In management's opinion, the Marathon Group's operating performance should be evaluated exclusive of the IMV reserve adjustments, which management believes provides a more indicative view of the profit and cash flow performance of the Group.

     As commodity prices continue to fluctuate, future quarterly IMV reserve adjustments can be reasonably expected. In addition to reported financial results, management believes that the Marathon Group's future operating performance should be evaluated exclusive of the impact of these adjustments, whether favorable or unfavorable.

     In May 1997, Marathon announced the completion of the Jenna Nicole well #1-28, located in Oklahoma's Carter-Knox field. The well tested at a rate of 10 million cubic feet per day in the Arbuckle formation. Marathon owns a 100% working interest in this well. This discovery is significant in that it opens up the possibility of a large portion of the Carter-Knox field being commercially productive in the Arbuckle formation. Marathon owns an average working interest of about 40% in the Carter-Knox field.

     In June, Marathon announced an oil discovery in the U.K. North Sea on Block 16/6b. The well was drilled to a depth of 7,150 feet and encountered 107 feet of net oil pay. Marathon is the operator and holds a 62.5% working interest in the well, which is located 12 miles west of the Marathon-operated Brae "A" platform. Further appraisal drilling is planned.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In July, Marathon announced a deepwater discovery on Green Canyon Block 112 in the Gulf of Mexico. The well was drilled to 20,422 feet, encountering 70 feet of net oil pay in two reservoirs. A sidetrack hole encountered 67 feet of net oil pay in one of the previously penetrated reservoirs. Production liner has been run, and it is anticipated this well will be utilized as a development well. Marathon is the operator and holds a 65% working interest in this discovery, which is located six miles north of Marathon's Troika subsea development project. Further appraisal drilling is planned.

     The Marathon Group holds a 37.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II project. On July 25, 1997, authorized representatives of the Russian Government approved the Development Plan for the Piltun-Astokhskoye ("P-A") License Area, Phase 1:
Astokh Feature. This approval authorizes Sakhalin Energy to develop the Astokh Feature, located offshore Sakhalin Island. The development plan estimates gross reserves for Phase 1 of the Astokh Feature to be approximately 240 million barrels of oil, with first production forecast for mid-1999. Appraisal work for the remainder of the P-A field was also authorized. The P-A full field development plan is scheduled to be completed and submitted to the Russian Government by June 1999.

     On May 15, 1997, USX Corporation announced that the Marathon Group and Ashland Inc. had signed a Letter of Intent to pursue a combination of major elements of their refining, marketing and transportation operations. Under the terms of the Letter of Intent, Marathon will have a 62% ownership interest and Ashland will have a 38% interest in a new limited liability joint venture company, which is expected to be formed following regulatory reviews, completion of due diligence work and execution of definitive agreements. Approval by the boards of USX and Ashland is also required. Prospective senior officers of the new company have been named, and identification of potential efficiencies and opportunities for the new company is ongoing. The transaction is targeted for completion by the end of 1997.

     Marathon and its co-venturers recently announced the formation of Odyssey Pipeline L.L.C. ("Odyssey"), a network of crude oil pipelines serving existing and future development projects in the eastern Gulf of Mexico. Odyssey, which is expected to have an initial capacity of 300,000 barrels per day, will combine an existing 40-mile system with 80 miles of new pipeline. One of the new pipeline segments, scheduled to begin construction in early 1998, will serve Marathon's Petronius project on Viosca Knoll 786. Marathon's interest in Odyssey is 29%.

     In April, Marathon and its Indonesian partner, Paramarthacitra Mulia pt, were awarded the development rights to the Suoh-Sekincau geothermal prospect in South Sumatra, Indonesia on a build-own-operate basis for the steam field and power plant. Initial project size is 110 megawatts, with Marathon having a net participating interest of 85%. Marathon is actively pursuing a variety of other power generation projects through its 100% subsidiary, Marathon Power Company, Ltd., including projects in Tunisia, Bangladesh and India.

     The above forward-looking statements regarding discoveries, projects, reserves and dates of initial production are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, drilling rig availability and geological and operating considerations. In addition, development of new production properties in countries outside the United States may

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law. To the extent these assumptions prove inaccurate and negotiations, other considerations and legal developments are not satisfactorily resolved, actual results could be materially different than present expectations.

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of net income per share. USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement for prior-periods is required by the standard, net income per share presented for USX-Marathon Group Common Stock for the second quarter and first six months of 1997 and for the years 1996 and 1995 will not change materially.

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
(Dollars in millions)                            1997    1996    1997     1996
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
 Exploration & Production
   Domestic                                       $107    $141    $290     $261
   International                                    72      71     173      168
 Refining, Marketing & Transportation              165     126     247      160
 Gas Gathering and Processing                        2       2       5        5
 Administrative                                    (51)    (34)    (92)     (66)
                                                ------  ------  ------   ------
                                                  $295    $306    $623     $528
 Inventory Market Val. Res. Adjustment.            (64)    (72)   (178)      83
                                                ------  ------  ------   ------
   Total Marathon Group                           $231    $234    $445     $611

CAPITAL EXPENDITURES                              $271    $150    $389     $250
INVESTMENTS IN EQUITY AFFILIATES-NET                80       4     137        2

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (a):
 Domestic                                        113.3   122.7   114.0    124.3
 International                                    50.9    60.6    52.2     63.0
                                                ------  ------  ------   ------
   Worldwide                                     164.2   183.3   166.2    187.3

Net Natural Gas Production (b):
 Domestic                                        694.2   651.4   726.2    670.6
 International - Equity                          401.6   455.1   469.0    526.0
 International - Other (c)                        25.9    31.9    31.8     33.5
                                               ------- ------- -------  -------
   Total Consolidated                          1,121.7 1,138.4 1,227.0  1,230.1
 Equity Affiliate                                 39.4    36.8    47.1     49.5
                                               ------- ------- -------  -------
   Worldwide                                   1,161.1 1,175.2 1,274.1  1,279.6

Average Equity Sales Prices (d):
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $16.10  $18.11  $17.69   $17.13
   International                                 17.11   19.28   19.25    18.91
 Natural Gas (per Mcf)
   Domestic                                      $1.98   $2.01   $2.27    $2.02
   International                                  1.90    1.90    2.05     1.88

Natural Gas Sales (b) (e):
 Domestic                                      1,123.8   972.7 1,184.3  1,031.7
 International                                   427.5   487.0   500.8    559.5
                                               ------- ------- -------  -------
   Total Consolidated                          1,551.3 1,459.7 1,685.1  1,591.2
 Equity Affiliate                                 39.4    36.8    47.1     49.5
                                               ------- ------- -------  -------
   Worldwide                                   1,590.7 1,496.5 1,732.2  1,640.7

Crude Oil Refined (a)                            499.9   523.4   488.0    506.6
Refined Products Sold (a)                        758.2   784.4   741.2    754.8
 Matching buy/sell volumes included in above (a)  45.9    95.0    54.8     77.1

------------
  (a) Thousands of barrels per day
  (b) Millions of cubic feet per day
  (c) Represents gas acquired for injection and subsequent resale
  (d) Prices exclude gains and losses from hedging activities
  (e) Represents equity, royalty and resale volumes

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1997    1996    1997     1996
--------------------------------------------------------------------------------
REVENUES                                        $1,721  $1,580  $3,341   $3,171

OPERATING COSTS:
 Cost of sales (excludes items shown below)      1,438   1,484   2,842    2,899
 Selling, general and administrative
  expenses (credits)                               (33)    (39)    (70)     (80)
 Depreciation, depletion and amortization           79      75     153      153
 Taxes other than income taxes                      60      59     119      117
                                                ------  ------  ------   ------
   Total operating costs                         1,544   1,579   3,044    3,089
                                                ------  ------  ------   ------
OPERATING INCOME                                   177       1     297       82

Gain on affiliate stock offering                     -      53       -       53
Other income                                        17      13      28       21
Interest and other financial income                  -       2       1        3
Interest and other financial costs                 (38)    (29)    (50)     (58)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                         156      40     276      101

Less provision for estimated income taxes           59       8      92       23
                                                ------  ------  ------   ------

NET INCOME                                          97      32     184       78

Noncash credit from exchange of preferred stock     10       -      10        -
Dividends on preferred stock                        (2)     (5)     (8)     (11)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK              $105     $27    $186      $67
                                                ======  ======  ======   ======

STEEL STOCK DATA:
 Net income per share
   - Primary                                     $1.23    $.32   $2.19     $.80
   - Fully diluted                                1.06     .32    2.00      .80

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Primary                                    85,635  83,653  85,322   83,425
   - Fully diluted                              93,749  83,653  93,435   84,619

Selected notes to financial statements appear on pages 44-49.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $16           $23
  Receivables, less allowance for doubtful
   accounts of $5 and $23                                473           580
  Inventories                                            706           648
  Deferred income tax benefits                           182           177
                                                      ------        ------
     Total current assets                              1,377         1,428

Investments and long-term receivables,
 less reserves of $17 and $17                            648           621
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,742 and $5,796                                     2,498         2,551
Long-term deferred income tax benefits                   198           217
Prepaid pensions                                       1,822         1,734
Other noncurrent assets                                   31            29
                                                      ------        ------
     Total assets                                     $6,574        $6,580
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $10           $18
  Accounts payable                                       685           667
  Payroll and benefits payable                           419           365
  Accrued taxes                                          136           154
  Accrued interest                                        12            22
  Long-term debt due within one year                      28            73
                                                      ------        ------
     Total current liabilities                         1,290         1,299

Long-term debt, less unamortized discount                536         1,014
Employee benefits                                      2,414         2,430
Deferred credits and other liabilities                   546           207


Preferred stock of subsidiary                             64            64
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust                        182             -


STOCKHOLDERS' EQUITY
Preferred stock                                            3             7
Common stockholders' equity                            1,539         1,559
                                                      ------        ------
     Total stockholders' equity                        1,542         1,566
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,574        $6,580
                                                      ======        ======

Selected notes to financial statements appear on pages 44-49.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $184           $78
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               153           153
  Pensions                                               (82)          (84)
  Postretirement benefits other than pensions             (1)            7
  Deferred income taxes                                   24            49
  Gain on disposal of assets                              (7)           (5)
  Gain on affiliate stock offering                         -           (53)
  Payment of amortized discount on zero coupon debentures (3)            -
  Changes in:
     Current receivables                                  89             5
     Inventories                                         (58)          (29)
     Current accounts payable and accrued expenses        28           (72)
  All other - net                                        (33)          (29)
                                                      ------        ------
     Net cash provided from operating activities         294            20
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (117)         (158)
Disposal of assets                                       374           142
Investments in equity affiliates - net                   (15)            5
All other - net                                            8            (8)
                                                      ------        ------
     Net cash provided from (used in)
       investing activities                              250           (19)
                                                      ------        ------
FINANCING ACTIVITIES:
Decrease in U. S. Steel Group's share of USX
 consolidated debt                                      (517)          (12)
Specifically attributed debt repayments                   (6)           (3)
Steel Stock issued                                        21            33
Dividends paid                                           (49)          (51)
                                                      ------        ------
     Net cash used in financing activities              (551)          (33)
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (7)          (32)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            23            52
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $16           $20
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(59)         $(45)
  Income taxes paid, including settlements with
   other groups                                          (45)          (20)
NONCASH TRANSACTION - mandatorily redeemable securities
 exchanged for preferred stock                           182             -

Selected notes to financial statements appear on pages 44-49.

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

     Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1 in the first quarter, the U. S. Steel Group identified additional environmental remediation liabilities of $35 million, of which $28 million was discounted to a present value of $13 million and $7 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. The unfavorable effect on first quarter 1997 operating income was $20 million.

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

     Primary net income per share is calculated by adjusting net income for dividend requirements of preferred stock and the noncash credit on exchange of preferred stock and is based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

     Fully diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

 4. Operating income includes net periodic pension credits of $74 million and $81 million in the first six months of 1997 and 1996, respectively, ($36 million and $41 million in the second quarter of 1997 and 1996, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 6. In December 1996, USX issued $117 million of debt (notes) indexed to the price of RMI common stock. At maturity in February 2000, USX must exchange these notes for shares of RMI common stock, or redeem the notes for the equivalent amount of cash. Interest and other financial costs included adjustments to the carrying value of the indexed debt of $10 million unfavorable for the second quarter of 1997 and $6 million favorable for the first six months of 1997.

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

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1997         1996
                                                     --------   -----------
    Raw materials                                       $122         $124
    Semi-finished products                               354          309
    Finished products                                    176          162
    Supplies and sundry items                             54           53
                                                        ----         ----
      Total                                             $706         $648
                                                        ====         ====

 9. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 9.  (Continued)

     reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1997, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the
     U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse under an agreement that expires in December 1997. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At June 30, 1997, the balance of sold loans receivable subject to recourse was $19 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

10. In the second quarter of 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million and a noncash credit to Retained Earnings of $10 million.

     USX owns all of the common securities of the Trust, which was formed for the purpose of the Exchange. (The Trust Common Securities and the Trust Preferred Securities are together referred to as the Trust Securities.)
     The Trust Securities represent undivided beneficial ownership interests in the assets of the Trust, which consist solely of USX 6.75% Convertible Junior Subordinated Debentures maturing March 31, 2037 (Debentures), having an aggregate principal amount equal to the aggregate initial liquidation amount ($50.00 per security and $203 million in total) of the Trust Securities issued by the Trust. Interest and principal payments on the Debentures will be used to make quarterly distributions and to pay redemption and liquidation amounts on the Trust Preferred Securities. The quarterly distributions, which accumulate at the rate of 6.75% per annum on the Trust Preferred Securities and the accretion from fair value to the initial liquidation amount, are charged to income and included in interest and other financial costs.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


10.  (Continued)

     Under the terms of the Debentures, USX has the right to defer payment of interest for up to 20 consecutive quarters and, as a consequence, monthly distributions on the Trust Preferred Securities will be deferred during such period. If USX exercises this right, then, subject to limited exceptions, it may not pay any dividend or make any distribution with respect to any shares of its capital stock.

     The Trust Preferred Securities are convertible at any time prior to the close of business on March 31, 2037, (unless such right is terminated earlier under certain circumstances) at the option of the holder, into shares of Steel Stock at a conversion price of $46.25 per share of Steel Stock (equivalent to a conversion ratio of 1.081 shares of Steel Stock for each Trust Preferred Security), subject to adjustment in certain circumstances.

     The Trust Preferred Securities may be redeemed at any time at the option of USX, initially at a premium of 103.90% of the initial liquidation amount through March 31, 1998, and thereafter, declining annually to the initial liquidation amount on April 1, 2003 and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

     Payments related to quarterly distributions and to the payment of redemption and liquidation amounts on the Trust Preferred Securities by the Trust are guaranteed by USX on a subordinated basis.

11. Effective June 1, 1997, the U. S. Steel Group entered into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton (Pa.) Works and to operate and sell coke and byproducts from those facilities. The U. S. Steel Group is the general partner and is responsible for purchasing, operations and products marketing. Proceeds as a result of the transaction were $361 million, and deferred gains of $262 million at June 30, 1997 (included in deferred credits and other liabilities) will be recognized over the life of the partnership's assets. The U. S. Steel Group's partnership interest will be accounted for under the equity method of accounting.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


12.  (Continued)

     The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1997, and December 31, 1996, accrued liabilities for remediation totaled $110 million and $107 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

     For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1997 and for the years 1996 and 1995, such capital expenditures totaled $26 million, $90 million and $55 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $36 million at June 30, 1997. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of June 30, 1997, the largest guarantee for a single affiliate was $14 million.

     At June 30, 1997, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $127 million compared with $134 million at December 31, 1996.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the second quarter 1997 USX consolidated financial information and the U. S. Steel Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 56.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements.

Results of Operations
---------------------
     Revenues for the U. S. Steel Group increased $141 million and $170 million in the second quarter and first six months of 1997, respectively, compared with the same periods in 1996. These increases primarily reflected higher average realized steel prices and higher steel shipment volumes.

     Operating income and certain items included in operating income for the second quarter and first six months of 1997 and 1996 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Operating income                                  $177      $1    $297      $82

Less: certain favorable (unfavorable) items for

 Effect of adoption of SOP 96-1 (a)                  -       -     (20)       -
 Certain other environmental accrual adj. - net      -       -      11        -
 Gary Works No. 13 blast furnace repairs (b)         -     (39)      -      (39)
 Certain legal accruals                              -     (20)      -      (20)
                                                 -----   -----   -----    -----
 Subtotal                                            -     (59)     (9)     (59)
                                                 -----   -----   -----    -----
 Operating income adjusted to exclude above items $177     $60    $306     $141
                                                 =====   =====   =====    =====
------

(a) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities. For further details, see Note 1 to the U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Financial Statements.
(b) Reflects repair of damages incurred during a break-out on April 2, 1996; excludes effects of business interruption.

     Adjusted operating income for the U. S. Steel Group increased $117 million and $165 million in the second quarter and first six months of 1997, respectively, compared with the same periods in 1996. These increases were primarily due to higher results from Steel and Related Businesses.

     Operating income for Steel and Related Businesses increased $173 million and $227 million in the second quarter and first six months of 1997, respectively, compared with the same periods in 1996. Results in second quarter and first six months of 1996 included $39 million of charges related to repair costs on the Gary (Ind.) Works No. 13 blast furnace which was idled by a hearth break-out on April 2, 1996, and $16 million of charges for unrelated accruals. Excluding these charges, second quarter and first six months of 1997 operating income increased $118 million and $172 million, respectively, from the same periods in 1996. These increases were primarily due to higher steel shipment volumes, higher average realized steel prices, lower operating costs and operating efficiencies. In the second quarter of 1996, operations were negatively impacted by the Gary Works No. 13 blast furnace hearth break-out, which resulted in production inefficiencies at Gary Works, as well as other U.
S. Steel plants, reduced shipments and higher costs for purchased iron and semifinished steel.

     Operating income for Administrative and Other Businesses in the first six months of 1997 included charges of $9 million related to environmental accruals and the adoption of SOP 96-1. Operating income for Administrative and Other Businesses in the first six months of 1996 included charges of $4 million related to legal accruals. Excluding these charges, first six months of 1997 operating income decreased $7 million from the same period of 1996 primarily due to lower pension credits, partially offset by higher income from USX Credit. Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group.

     The pension credits referred to in Administrative and Other Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $74 million and $81 million in the six months of 1997 and 1996, respectively. The amounts of these credits fluctuate over time primarily reflecting changes in the expected long-term rate of return on plan assets and assumed discount rate on the outstanding pension obligation. To the extent that these credits decline in the future, operating income would be adversely affected.

     Gain on affiliate stock offering totaled $53 million for the second quarter and first six months of 1996. For further details, see Note 5 to the U. S. Steel Group Financial Statements.

     Other income in the first six months of 1997 increased $7 million compared with first six months of 1996 due to higher income from affiliates.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the second quarter and first six months of 1997 and 1996 are set forth in the following table:

                                               Second Quarter     Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997   1996     1997     1996
--------------------------------------------------------------------------------
Interest and other financial income                 $-      $2      $1       $3
Interest and other financial costs                 (38)    (29)    (50)     (58)
                                                ------  ------  ------   ------
   Net interest and other financial costs          (38)    (27)    (49)     (55)
Less:
 Favorable (unfavorable) adjustment to
   carrying value of indexed debt(a)               (10)      -       6        -
                                                ------  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item               $(28)   $(27)   $(55)    $(55)
                                                ======  ======  ======   ======
------

(a) In December 1996, USX issued $117 million in aggregate principal amount of 6.75% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RMI Titanium Company ("RMI") (or for the equivalent amount of cash, at USX's option). The carrying value of indexed debt is adjusted quarterly to settlement value based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

     Provisions for estimated income taxes in the second quarter and first six months of 1997 included adjustments relating to the 1997 tax year, reflecting a reduction in estimated tax credits and an increase in estimated state income tax expense. A significant portion of these adjustments resulted from U. S. Steel Group's entry into a strategic partnership to acquire an interest in three coke batteries at its Clairton (Pa.) Works (for additional information, see Note 11 to the U. S. Steel Group Financial Statements). The six month effect of these adjustments was recorded in the second quarter.

     Net income increased $65 million and $106 million in the second quarter and first six months of 1997, respectively, as compared with the same periods in 1996. The increase mainly reflects the factors discussed above.

     Noncash credit from exchange of preferred stock totaled $10 million. On May 16, 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I, for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The noncash credit from exchange of preferred stock represents the difference between the carrying value of the 6.50% Preferred Stock compared to the fair value of the Trust Preferred Securities of USX Capital Trust I, at the date of the exchange. For additional discussion on the exchange, see Note 10 to the U. S. Steel Group Financial Statements.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Operating Statistics
--------------------
     Second quarter 1997 steel shipments of 2.9 million tons and raw steel production of 3.2 million tons increased 11% and 25%, respectively, from the same quarter of 1996. First half 1997 steel shipments of 5.8 million tons and raw steel production of 6.2 million tons increased 5% and 10%, respectively, from the first six months of 1996. Raw steel capability utilization in the second quarter and first six months of 1997 averaged 99% and 98%, respectively, versus 80% and 90% in the same periods of 1996.

Cash Flows
------------
     Net cash provided from operating activities was $294 million in the first six months of 1997, compared with $20 million in the same period of 1996. The first six months of 1996 included a payment of $28 million related to the Pickering litigation. Excluding this item, net cash from operating activities increased by $246 million due to favorable working capital changes and increased profitability.

     Capital expenditures for property, plant and equipment in the first six months of 1997 was $117 million, compared with $158 million in the same period in 1996. Capital expenditures for the year 1997 are expected to total approximately $290 million, compared with $337 million in 1996. Capital expenditures for 1997 include a blast furnace reline at the Mon Valley Works, a new heat treat line for plates at the Gary Works and additional environmental expenditures primarily at the Gary Works. Contract commitments for capital expenditures at June 30, 1997 were $127 million, compared with $134 million at year-end 1996.

     Cash from the disposal of assets increased $232 million in the first six months of 1997, compared with the same period of 1996. The 1997 proceeds included $361 million resulting from U. S. Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works. The gain of $262 million from this transaction will be recognized in income over the life of the partnership's assets. The net effect of this transaction did not have a material impact on second quarter net income and is not expected to have a material impact on full year 1997 net income. For additional information, see Note 11 to the U. S. Steel Group Financial Statements. The 1996 proceeds mainly reflected the sale of U. S. Steel Group's investment in National-Oilwell.

     Financial obligations decreased $523 million in the first six months of 1997 primarily reflecting the net effects of cash from operating, investing and other financing activities. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 24 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1997. In addition, there are 16 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 41 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 12 to the U. S. Steel Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group. See discussion of Cash
Flows and Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outlook
-------
     The U. S. Steel Group anticipates that steel demand will remain relatively strong in the third quarter as long as the domestic economy continues its pattern of modest growth and the favorable pattern of demand for capital goods and consumer durables continues. The U. S. Steel Group is seeing a continued healthy order book for sheet products and improvements in tubular markets. During third quarter of 1997, raw steel production will be reduced by a planned reline of the Mon Valley Works' No. 1 blast furnace, which provides approximately 10 percent of U. S. Steel's total iron capacity. The reline, which began in mid-June, is scheduled to be completed in early September and will result in increased operating costs for the third quarter of 1997.

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

     Steel imports to the United States accounted for an estimated 25% of the domestic steel market in the first five months of 1997, and 23%, 21% and 25% for the years 1996, 1995 and 1994, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     In July, 1997, U. S. Steel concluded settlement with its insurers regarding claims related to the April 2, 1996, hearth break-out at the Gary No. 13 blast furnace. Proceeds of $25 million from the settlement will increase operating income by $25 million in third quarter 1997. A partial settlement of $15 million additional was received in the first quarter of 1997.

     The above forward-looking statements concerning anticipated steel demand and future operating results are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These assumptions are subject to risk factors that could cause actual results to differ significantly from those presently anticipated.

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS
No. 128"), which changes the computation and presentation of net income per share. USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement for prior-periods is required by the standard, net income per share presented for the USX-U. S. Steel Group Common Stock for the second quarter and first six months of 1997 and for the years 1996 and 1995 will not change materially.

                       U.S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------
                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
(Dollars in millions)                            1997    1996    1997     1996
--------------------------------------------------------------------------------
REVENUES

 Steel and Related Businesses (a)               $1,699  $1,559  $3,307   $3,143
 Other                                              22      21      34       28
                                                ------  ------  ------   ------
   Total U. S. Steel Group                      $1,721  $1,580  $3,341   $3,171


OPERATING INCOME

 Steel and Related Businesses (a)                 $127    $(46)   $214     $(13)
 Administrative and Other (b)                       50      47      83       95
                                                ------  ------  ------  ------
   Total U. S. Steel Group                        $177      $1    $297      $82


CAPITAL EXPENDITURES                               $67    $102    $117     $158

OPERATING STATISTICS

 Public & Affiliated Steel Shipments (c)         2,943   2,658   5,809    5,556
 Raw Steel-Production (c)                        3,171   2,541   6,242    5,695
 Raw Steel-Capability Utilization (d)            99.4%   79.8%   98.3%    89.5%

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

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1997    1996    1997     1996
--------------------------------------------------------------------------------
REVENUES                                        $268.0  $217.4  $606.7   $495.0

OPERATING COSTS:
 Cost of sales (excludes items shown below)      250.7   198.0   564.5    451.5
 Selling, general and administrative expenses      7.2     7.2    14.6     13.9
 Depreciation, depletion and amortization          4.3     6.8    12.1     13.7
 Taxes other than income taxes                     2.1     2.0     4.2      4.0
                                                ------  ------  ------   ------
   Total operating costs                         264.3   214.0   595.4    483.1
                                                ------  ------  ------   ------
OPERATING INCOME                                   3.7     3.4    11.3     11.9

Other income                                         -       -      .1       .2
Interest and other financial costs                (6.0)   (5.2)  (11.5)   (10.2)
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE INCOME TAXES                 (2.3)   (1.8)    (.1)     1.9

Less provision (credit) for estimated
 income taxes                                      (.8)    (.6)      -       .7
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                $(1.5)  $(1.2)   $(.1)    $1.2
                                                ======  ======  ======   ======

DELHI STOCK DATA:
 Net income (loss) per share
   - Primary and fully diluted                   $(.16)  $(.12)  $(.01)    $.13

 Dividends paid per share                          .05     .05     .10      .10

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,451   9,450   9,450    9,449












Selected notes to financial statements appear on pages 60-63.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $.3           $.4
  Receivables, less allowance for doubtful
   accounts of $.8 and $.8                              78.5         131.3
  Inventories                                            6.6           8.6
  Other current assets                                   4.1           5.4
                                                      ------        ------
     Total current assets                               89.5         145.7

Long-term receivables and other investments              5.4           5.8
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $453.7 and $452.6                                     580.3         555.3
Other noncurrent assets                                  8.3           7.8
                                                      ------        ------
     Total assets                                     $683.5        $714.6
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                         $6.0          $4.3
  Accounts payable                                     131.6         196.3
  Payroll and benefits payable                           4.1           4.2
  Accrued taxes                                          4.1           5.4
  Accrued interest                                       6.9           5.3
  Long-term debt due within one year                    14.2          16.5
                                                      ------        ------
     Total current liabilities                         166.9         232.0

Long-term debt, less unamortized discount              237.5         202.7
Long-term deferred income taxes                        139.7         139.7
Deferred credits and other liabilities                  20.3          20.2


Preferred stock of subsidiary                            3.8           3.8


STOCKHOLDERS' EQUITY                                   115.3         116.2
                                                      ------        ------
     Total liabilities and stockholders' equity       $683.5        $714.6
                                                      ======        ======






Selected notes to financial statements appear on pages 60-63.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                       $(.1)         $1.2
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization              12.1          13.7
  Pensions                                               1.1           1.2
  Deferred income taxes                                    -            .2
  Gain on disposal of assets                             (.6)          (.4)
  Payment of amortized discount on zero
   coupon debentures                                    (1.0)            -
  Changes in:
     Current receivables                                52.8          24.2
     Inventories                                         2.0           3.9
     Current accounts payable and accrued expenses     (64.4)        (10.3)
  All other - net                                         .2           2.3
                                                      ------        ------
     Net cash provided from operating activities         2.1          36.0
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (37.6)        (41.9)
Disposal of assets                                       1.0            .6
                                                      ------        ------
     Net cash used in investing activities             (36.6)        (41.3)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in Delhi Group's share of USX
  consolidated debt                                     35.3           4.9
Dividends paid                                           (.9)          (.9)
                                                      ------        ------
     Net cash provided from financing activities        34.4           4.0
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (.1)         (1.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            .4           1.9
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.3           $.6
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid             $(10.8)        $(9.5)
  Income taxes paid, including settlements with
   other groups                                          (.5)          (.2)








Selected notes to financial statements appear on pages 60-63.

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

     Primary net income (loss) per share is calculated based on the weighted average number of common shares outstanding plus common stock equivalents, provided they are not antidilutive. Common stock equivalents result from assumed exercise of stock options, where applicable.

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

     The provision (credit) for estimated income taxes for the Delhi Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the Delhi, Marathon and U. S. Steel Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

 5. In the second quarter of 1997, the Delhi Group revised the estimated economic lives of its depreciable assets. Depreciation expense for 1997 has been revised based on this increase in the estimated economic lives. The favorable effect on net income in the second quarter and first six months of 1997 was $2.1 million, or $.22 per share.

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 6.  Inventories are carried at lower of average cost or market.

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1997         1996
                                                     --------   -----------
    Natural gas in storage                              $4.5         $6.4
    Natural gas liquids in storage                        .2           .1
    Materials and supplies                               1.9          2.1
                                                        ----          ----
      Total                                             $6.6         $8.6
                                                        ====          ====

 7. The Delhi Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1997, the amount sold under the program that had not been collected was $50 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the Delhi Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% of the program size.

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

     For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1997 and for the years 1996 and 1995, such capital expenditures totaled $6.7 million, $9.0 million and $5.5 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


 8.  (Continued)

     At June 30, 1997, contract commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $6.4 million compared with $4.4 million at December 31, 1996.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group ("Delhi") includes Delhi Gas Pipeline Corporation and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas, natural gas liquids ("NGLs") and electric power. The following discussion should be read in conjunction with the second quarter 1997 USX consolidated financial information and the Delhi Group Financial Statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 69.

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

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 1997 and 1996 are summarized in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1997    1996    1997     1996
--------------------------------------------------------------------------------
Gas sales and trading                           $211.5 $ 184.8  $506.7   $432.4
Transportation                                     5.4     4.6     9.6      8.5
Gas processing and NGLs trading                   31.6    20.7    59.9     39.8
Gathering service fees                             6.5     5.4    15.0     10.5
Electric power marketing                          13.0     1.9    14.9      3.3
Other                                                -       -      .6       .5
                                                ------  ------  ------   ------
Total revenues                                  $268.0  $217.4  $606.7   $495.0
                                                ======  ======  ======   ======

     The increase for the second quarter of 1997 as compared to the second quarter of 1996 was primarily due to increased volumes for natural gas and NGLs trading and electric power marketing, and increased natural gas sales volumes, partially offset by lower average sales prices for natural gas and NGLs. The increase for the first six months of 1997 as compared to the first six months of 1996 was primarily due to increased volumes for natural gas and NGLs trading and electric power marketing, and higher average sales prices for natural gas and NGLs, partially offset by a decrease in natural gas sales volumes. Revenues from trading activities typically have a lower impact on gross margins than revenues from sales activities.

     Operating income in the second quarter of 1997 increased by $0.3 million as compared with the second quarter of 1996. In the second quarter of 1997, Delhi recorded a $3.4 million favorable adjustment to depreciation expense. The adjustment is the result of a change in the estimate of the economic lives of Delhi's pipeline systems and gas processing plants. The $3.4 million adjustment reflects the change in depreciation for the first six months of the year, with $1.7 million relating to each of the first two quarters. Excluding the $1.7 million that

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

related to the first quarter, operating income in the second quarter of 1997 decreased by $1.4 million as compared to the second quarter of 1996. This was primarily the result of increased operating expenses and lower gross margins, partially offset by decreased depreciation expense. Operating income in the first six months of 1997 decreased by $0.6 million as compared with the first six months of 1996. This was primarily the result of increased operating expenses and selling, general and administrative expenses ("SG&A"), partially offset by increased gross margins and decreased depreciation expense.

     Gas sales and trading gross margin in the second quarter of 1997 decreased by $1.8 million as compared with the second quarter of 1996. This was primarily the result of a 21% decrease in unit margins, which was partially offset by a 9% increase in gas sales volumes. Gas sales and trading gross margin in the first six months of 1997 decreased by $7.6 million as compared with the first six months of 1996. This was primarily the result of unfavorable intra-month price fluctuations in the first two months of the year as relatively warm winter weather in Delhi's prime service areas resulted in reduced demand and falling prices. Reduced demand by Delhi's major customers resulted in a shift in the sales mix to lower margin spot market sales.

     Transportation gross margin for the second quarter and first six months of 1997, increased $0.8 million and $1.1 million, respectively, from the comparable prior-year periods, primarily due to volume increases of 25% and 23%, respectively, which were partially offset by lower average transportation rates.

     Natural gas processing involves extraction of NGLs such as ethane, propane, isobutane, normal butane and natural gasoline from the natural gas stream. Gas processing and NGLs trading gross margin in the second quarter of 1997 decreased by $0.7 million, as compared with the second quarter of 1996, primarily as the result of higher feedstock costs and lower NGLs sales prices, resulting in a 15% decrease in unit margins, partially offset by a 6% increase in NGLs sales volumes. Gas processing and NGLs trading gross margin in the first six months of 1997 increased by $3.1 million, from the comparable 1996 period, mainly due to higher NGLs sales prices, partially offset by higher feedstock costs, resulting in a 20% increase in unit margins, and an 8% increase in NGLs sales volumes.

     Gathering service fees from treating, dehydration, compression and other services, for the second quarter and first six months of 1997, increased $1.2 million and $4.5 million, respectively, from the comparable prior-year periods. These increases were due to higher systems volumes and, for the six month periods, higher natural gas sales prices, as most fees are determined as a percentage of sales price.

     Electric power marketing gross margin was $0.1 million in second quarter of both 1997 and 1996, and was $0.2 million in the first six months of 1997 as compared to $0.1 million in the first six months of 1996. The substantial increases in volumes in the second quarter and first six months of 1997 were almost entirely offset by decreased unit margins. Volumes in 1996 represent Delhi's initial start up in electric power marketing.

     Operating costs, excluding gas purchase costs, decreased $0.8 million in the second quarter of 1997 as compared with the second quarter of 1996. The primary reason for the decrease was the favorable adjustment to depreciation previously mentioned. The $2.5 million net decrease in depreciation was partially offset by a $1.6 million increase in operating expenses (cost of sales excluding gas purchase costs), which was primarily due to higher field operating expenses. Operating

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

costs, excluding gas purchase costs, for the first six months of 1997 increased by $1.8 million as compared with the first six months of 1996. Operating expenses increased $2.5 million primarily due to higher field operating expenses. SG&A expenses increased $0.7 million, primarily due to increased corporate administrative costs and compensation charges. The increases in operating and SG&A expenses were partially offset by a $1.6 million decrease in depreciation.

     Interest and other financial costs, for the second quarter and first six months of 1997, increased $0.8 million and $1.3 million, respectively, from the comparable prior-year periods, primarily due to increased debt levels caused by capital spending in excess of cash provided from operating activities, reflecting the ongoing capital expansion program.

     A net loss of $1.5 million was recorded in the second quarter of 1997, compared with a net loss of $1.2 million in the second quarter of 1996. The second quarter 1997 net loss included the $2.1 million favorable aftertax effect of the depreciation adjustment described in the discussion of operating income. Excluding the $1.1 million favorable aftertax effect which relates to the first quarter of 1997, the second quarter 1997 net loss was $2.6 million as compared to the $1.2 million net loss in the second quarter of 1996. Delhi reported a net loss of $0.1 million for the first six months of 1997, as compared to net income of $1.2 million for the first six months of 1996. The changes in net income primarily reflect the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities of $2.1 million decreased $33.9 million in the first six months of 1997, compared with the first six months of 1996. The decrease primarily reflected unfavorable changes in working capital.

     Capital expenditures for property, plant and equipment in the first six months of 1997 were $37.6 million, compared with $41.9 million in the first six months of 1996. Expenditures in the first six months of 1997 were primarily for completion of the second phase of the Cotton Valley Pinnacle Reef ("Pinnacle Reef") expansion project in east Texas, expansion of pipeline and processing assets in west Texas, and acquisitions and expansions related to Delhi's south Texas systems. Contract commitments for capital expenditures were $6.4 million at June 30, 1997, compared with $4.4 million at year-end 1996.

     Financial obligations increased by $35.3 million in the first six months of 1997 as capital expenditures exceeded net cash provided from operating activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

Liquidity
---------
     For discussion of USX's liquidity and capital resources, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Environmental Matters, Contingencies and Commitments
----------------------------------------------------
     The Delhi Group has incurred and will continue to incur capital and operating and maintenance expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Delhi Group's products and services, operating results will be

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
adversely affected. The Delhi Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production processes.

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

Outlook
-------
     The Delhi Group continues to expand its natural gas pipeline systems and treating and processing facilities through acquisitions and expansions of existing facilities. The Delhi Group is currently involved in significant projects in the Pinnacle Reef gas play area in east Texas, the Pecos and Terrell County area in west Texas, and the Live Oak County area in south Texas.

     The south Texas expansion program announced in June 1997 includes the construction of pipelines to connect Delhi's existing south Texas gathering systems and the acquisition of a gas processing plant to increase Delhi's capacity to extract natural gas liquids from 30 million cubic feet per day ("mmcfd"), at an existing plant, to 120 mmcfd. These facilities are expected to be in operation by the end of the year. In conjunction with these projects, Delhi has entered into a long-term agreement to gather, treat and process additional natural gas volumes in Live Oak and McMullen Counties.

     Pinnacle Reef volumes purchased or transported by Delhi averaged 173 mmcfd in June 1997, up from an average of 133 mmcfd in December 1996. Due to the recent decrease of drilling success in the area, and increased competition, management currently estimates that by year end average daily volumes could be approximately 145 mmcfd. West Texas volumes purchased or transported by Delhi have exceeded management's expectations, averaging 334 mmcfd in the second quarter of 1997, up from an average of 190 mmcfd in 1996. Volumes from the Carter-Knox field in Oklahoma averaged 27 mmcfd in June 1997, as compared to 33 mmcfd in December 1996, due to reduced drilling activity.

     The Delhi Group's ability to complete anticipated expansions, upgrades or acquisitions, and to realize the projected increases in volumes and their related profitability, could be materially impacted by many factors that could change the economic feasibility of such projects. These factors include, but are not limited to, changes in price and demand for natural gas and NGLs, the success and level of drilling activity by producers in Delhi's primary operating areas, the increased presence of other gatherers and processors in these areas, the availability of capital funds, changes in environmental or regulatory requirements, and any other unforeseen operating difficulties.

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
changes the computation and presentation of net income per share. USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement for prior-periods is required by the standard, net income per share presented for USX-Delhi Group Common Stock for the second quarter and first six months of 1997 and for the years 1996 and 1995 will not change materially.

                         DELHI GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------
                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
(Dollars in millions)                            1997   1996*   1997*    1996*
--------------------------------------------------------------------------------
GROSS MARGIN

 Gas Sales and Trading Margin                    $11.6   $13.4   $25.1   $32.7
 Transportation Margin                             5.4     4.6     9.6     8.5
                                                ------  ------  ------   ------
 Systems and Trading Margin                       17.0    18.0    34.7    41.2
 Gas Processing and NGLs Trading Margin            5.1     5.8    13.9    10.8
 Gathering Service Fees Margin                     6.6     5.4    15.0    10.5
 Electric Power Marketing Margin                    .1      .1      .2      .1
                                                ------  ------  ------   ------
    Total Gross Margin                           $28.8   $29.3   $63.8   $62.6

OPERATING INCOME                                  $3.7    $3.4   $11.3   $11.9


CAPITAL EXPENDITURES                             $20.5   $19.3   $37.6   $41.9


OPERATING STATISTICS

Natural Gas Volumes (a)
 Natural Gas Sales                               500.0   457.6   524.4   541.2
 Transportation                                  605.4   482.7   558.8   452.5
                                                ------  ------  ------   ------
   Systems Throughput                          1,105.4   940.3 1,083.2   993.7
 Trading Sales                                   670.1   473.5   647.3   549.1
                                               ------- ------- -------  -------
    Total Sales Volumes                        1,775.5 1,413.8 1,730.5 1,542.8

Processed NGLs Sold (b)                          811.3   762.5   806.4   745.1

Electric Power Marketing (c)                     585.3    92.1   668.0   156.7
---------------

  (a) Millions of cubic feet per day
  (b) Thousands of gallons per day
  (c) Gigawatthours
   * Certain amounts have been reclassified to conform to current classifications

Part II - Other Information
----------------------------

Item 1. LEGAL PROCEEDINGS

     Marathon Group

     On July 18, 1997, the United States Court of Federal Claims (Case No. 92-
     331C) entered a final judgment in the amount of $78 million in favor of Marathon Oil Company and against the United States of America. The U.S. Government was effectively ordered to return lease bonuses that Marathon paid in 1981 for interests in five oil and gas leases offshore North Carolina. The lawsuit filed in May 1992 alleged, inter alia, that the federal government breached the leases through passage of legislation which disrupted the company's rights to explore, develop, and produce hydrocarbons from the leases. The U.S.
     Government has the right to appeal both the finding of liability and the amount of the award.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held April 29, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1.   All nominees for director listed in the proxy statement were elected.

          The following is a tabulation of votes with respect to each nominee for director:

                               Votes For      Votes Withheld

          Neil A. Armstrong    330,647,534      4,024,788
          Robert M. Hernandez  330,806,714      3,865,608
          John F. McGillicuddy 330,649,573      4,022,749
          John M. Richman      330,538,827      4,133,495
          John W. Snow         330,803,986      3,868,336

     2. Price Waterhouse LLP was elected as the independent accountants for 1997. (For, 332,736,358; against, 713,370; abstained 1,222,595)

     3. Approval of Amended 1990 Stock Plan--To Add Individual Limit on Grants to Preserve Tax Deductibility Under Section 162(m) of the Internal Revenue Code and to Increase the Number of Delhi Shares Available for Grants. (For, 300,505,631; against, 30,662,543; abstained 2,715,018)

---------------------------

Item 5.  OTHER INFORMATION

     Delhi Group

     Effective July 29, 1997, G. G. Gradick was elected president of USX-Delhi Group and president of Delhi Gas Pipeline Corporation, replacing D. M. Kihneman.

     Marathon Group

      SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF MARATHON OIL COMPANY
                               Supplementary Data
     ----------------------------------------------------------------------
                                   (Unaudited)



The following summarized consolidated financial information of Marathon Oil Company, a wholly owned subsidiary of USX, is included in this Form 10-Q in satisfaction of the reporting obligation of Marathon which has debt securities registered under the Securities Exchange Act. All such securities are guaranteed by USX.

                                                  (In millions)
                                         -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1997    1996    1997     1996
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $3,759  $4,061  $7,835   $7,673
Operating income                                   236     240     458      622
Net income                                         106     107     204      315

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1997         1996
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $3,212        $3,271
Noncurrent assets                                      8,064         7,977
                                                      ------        ------
Total assets                                         $11,276       $11,248
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,827        $2,197
Noncurrent liabilities                                 7,392         7,199
Stockholder's equity                                   2,057         1,852
                                                     -------       -------

Total liabilities and stockholder's equity           $11,276       $11,248
                                                     =======       =======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

          3.1  USX Restated Certificate of
               Incorporation dated
               September 1, 1996.................      Incorporated by reference
                                                       to Exhibit 3.1 to the
                                                       USX Report on Form
                                                       10-Q for the quarter
                                                       ended March 31, 1997.

          3.2  USX By-Laws, effective as of
               July 30, 1996.....................      Incorporated by reference
                                                       to Exhibit 3(a) to the
                                                       USX Report on Form
                                                       10-Q for the quarter
                                                       ended June 30, 1996.

          4.1  Amended and Restated Rights
               Agreement.........................      Incorporated by reference
                                                       to USX's Form 8 Amendment
                                                       to Form 8-A filed on
                                                       October 9, 1992(File No.
                                                       1-5153).

          12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

          12.2 Computation of Ratio of Earnings to Fixed Charges

          27.  Financial Data Schedule

   (b) REPORTS ON FORM 8-K

       Form 8-K dated May 15, 1997, reporting under Item 5, Other Events, announcing that USX Corporation's Marathon Group and Ashland Inc. had signed a letter of intent to pursue a combination of major elements of their refining, marketing and transportation operations.

       Form 8-K dated May 16, 1997, reporting under Item 5, Other Events, announcing USX Corporation's expiration of its offer to exchange 6.75% Convertible Preferred Securities of USX Capital Trust I for its 6.50% Cumulative Convertible Preferred Stock.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.




      USX CORPORATION



      By /s/ Kenneth L. Matheny
         Kenneth L. Matheny
          Vice President &
            Comptroller


August 12, 1997