Form 10-Q
period 1997-09-30
USX CORP
filed 1997-11-12
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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


--------------------------------------------------------------------------------
----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes..X..No.....

Common stock outstanding at October 31, 1997 follows:

          USX-Marathon Group       -    288,415,232    shares
          USX-U. S. Steel Group    -     86,151,414    shares
          USX-Delhi Group          -      9,445,338    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 1997
                           ---------------------------

                                INDEX                             Page
                                -----                             ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          16

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         17

               Financial Statistics                                 26

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               27

               Marathon Group Balance Sheet                         28

               Marathon Group Statement of Cash Flows               29

               Selected Notes to Financial Statements               30

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              34

               Supplemental Statistics                              42

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 1997
                           ---------------------------

                                INDEX                             Page
                                -----                             ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            43

               U. S. Steel Group Balance Sheet                      44

               U. S. Steel Group Statement of Cash Flows            45

               Selected Notes to Financial Statements               46

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          52

               Supplemental Statistics                              59

   D.  Delhi Group

       Item 1. Financial Statements:

               Delhi Group Statement of Operations                  60

               Delhi Group Balance Sheet                            61

               Delhi Group Statement of Cash Flows                  62

               Selected Notes to Financial Statements               63

       Item 2. Delhi Group Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          67

               Supplemental Statistics                              73

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    74

       Item 5. Other Information                                    75

       Item 6. Exhibits and Reports on Form 8-K                     76

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997   1996*    1997    1996*
--------------------------------------------------------------------------------
REVENUES                                        $5,629  $5,782 $16,766  $16,613

OPERATING COSTS:
 Cost of sales (excludes items shown below)      3,934   4,296  11,952   12,329
 Selling, general and administrative expenses       66      34     163      114
 Depreciation, depletion and amortization          235     236     722      744
 Taxes other than income taxes                     851     861   2,392    2,405
 Exploration expenses                               55      30     129       86
 Inventory market valuation charges (credits)      (41)    (96)    137     (179)
                                                ------  ------  ------   ------
   Total operating costs                         5,100   5,361  15,495   15,499
                                                ------  ------  ------   ------

OPERATING INCOME                                   529     421   1,271    1,114

Gain on affiliate stock offering                     -       -       -       53
Other income                                        23      21      74       70
Interest and other financial income                  8       7      17       19
Interest and other financial costs                 (89)   (105)   (275)    (326)
                                                ------  ------  ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                      471     344   1,087      930

Less provision for estimated income taxes          163     110     369      278
                                                ------  ------  ------   ------

INCOME FROM CONTINUING OPERATIONS                  308     234     718      652

DISCONTINUED OPERATIONS (net of income taxes)
Net loss attributable to the Delhi Group            (1)     (1)     (1)       -
                                                ------  ------  ------   ------
NET INCOME                                         307     233     717      652

Noncash credit from exchange of preferred stock     -       -       10       -
Dividends on preferred stock                        (2)     (6)    (10)     (17)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $305    $227    $717     $635
                                                ======  ======  ======   ======



*Certain amounts have been reclassified to conform to 1997 classifications.

Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1997    1996    1997     1996
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
 APPLICABLE TO MARATHON STOCK:

 Net income                                       $192    $164    $418     $504
   - Per share - primary                           .66     .57    1.45     1.75
            - fully diluted                        .66     .57    1.45     1.74

 Dividends paid per share                          .19     .17     .57      .51

 Weighted average shares, in thousands
   - Primary                                   288,703 287,608 288,337  287,557
   - Fully diluted                             291,890 296,640 291,508  296,590

 APPLICABLE TO STEEL STOCK:

 Net income                                       $114     $64    $300     $131
   - Per share - primary                          1.32     .76    3.50     1.56
            - fully diluted                       1.25     .75    3.26     1.55

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Primary                                    85,849  84,487  85,502   83,781
   - Fully diluted                              93,947  86,422  93,607   85,588


DISCONTINUED OPERATIONS
 APPLICABLE TO DELHI STOCK:

 Net income (loss)                                $(.6)  $(1.2)   $(.7)      $-
   - Per share - primary and fully diluted        (.06)   (.14)   (.07)       -

 Dividends paid per share                          .05     .05     .15      .15

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,450   9,448   9,450    9,448










Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                   September 30 December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $67           $55
  Receivables, less allowance for doubtful
   accounts of $7 and $26                                976         1,270
  Inventories                                          1,917         1,939
  Deferred income tax benefits                            57            57
  Net assets of discontinued operations                  431             -
  Other current assets                                    98            81
                                                      ------        ------
     Total current assets                              3,546         3,402
Investments and long-term receivables,
 less reserves of $17 and $17                            987           854
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,324 and $15,280                                   9,876        10,404
Prepaid pensions                                       2,210         2,014
Other noncurrent assets                                  318           306
                                                      ------        ------
     Total assets                                    $16,937       $16,980
                                                      ======        ======



























Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30 December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                          $86           $81
  Accounts payable                                     1,943         2,204
  Payroll and benefits payable                           543           475
  Accrued taxes                                          220           304
  Accrued interest                                        57           102
  Long-term debt due within one year                     500           353
                                                      ------        ------
     Total current liabilities                         3,349         3,519
Long-term debt, less unamortized discount              3,096         3,859
Long-term deferred income taxes                        1,157         1,097
Employee benefits                                      2,787         2,797
Deferred credits and other liabilities                   742           436


Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust                        182             -


STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,962,037 shares and
   6,900,000 shares ($148 and $345 liquidation
   preference, respectively)                               3             7
Common stocks:
  Marathon Stock issued - 288,278,794 shares and
   287,525,213 shares                                    288           288
  Steel Stock issued - 85,974,302 shares and
   84,885,473 shares                                      86            85
  Delhi Stock issued - 9,451,588 shares and
   9,448,269 shares                                        9             9
Additional paid-in capital                             4,017         4,150
Delhi treasury common stock, at cost, 6,600 shares
 and -0- shares                                            -             -
Retained earnings                                      1,004           517
Other equity adjustments                                 (33)          (34)
                                                      ------        ------
     Total stockholders' equity                        5,374         5,022
                                                      ------        ------
     Total liabilities and stockholders' equity      $16,937       $16,980
                                                      ======        ======


Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $717          $652
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               740           765
  Exploratory dry well costs                              57            38
  Inventory market valuation charges (credits)           137          (179)
  Pensions                                              (196)         (157)
  Postretirement benefits other than pensions             11            25
  Deferred income taxes                                  107           192
  Gain on disposal of assets                             (58)          (39)
  Gain on affiliate stock offering                         -           (53)
  Payment of amortized discount on zero coupon debentures(17)            -
  Changes in:
    Current receivables                                  116          (61)
    Inventories                                         (121)        (112)
    Current accounts payable and accrued expenses        (50)        (226)
  All other - net                                        (88)           (2)
                                                      ------        ------
     Net cash provided from operating activities       1,355           843
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (887)         (730)
Disposal of assets                                       430           271
Withdrawal from property exchange trusts - net            97             -
Investments in equity affiliates - net                  (217)           (1)
All other - net                                            9             -
                                                      ------        ------
     Net cash used in investing activities              (568)         (460)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements - net   6           331
Other debt repayments                                   (588)         (595)
Common stock issued                                       47            48
Dividends paid                                          (238)         (226)
                                                      ------        ------
     Net cash used in financing activities              (773)         (442)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (2)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      12           (59)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            55           131
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $67           $72
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(340)        $(418)
  Income taxes paid                                     (275)          (99)
NONCASH TRANSACTION - mandatorily redeemable securities
 exchanged for preferred stock                           182             -

Selected notes to financial statements appear on pages 9-15.

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

                                                        (In millions)
                                              -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1997    1996    1997     1996
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $738    $757  $2,057   $2,090
    Matching crude oil and refined product
      buy/sell transactions settled in cash        539     706   1,845    2,028

     4. Operating income includes net periodic pension credits of $117 million and $121 million in the first nine months of 1997 and 1996, respectively, ($41 million and $42 million in the third quarter of 1997 and 1996, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

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

                                                         (In millions)
                                                     ----------------------
                                                     Sept. 30   December 31
                                                       1997         1996
                                                     --------   -----------
    Raw materials                                       $642         $594
    Semi-finished products                               312          309
    Finished products                                    962          908
    Supplies and sundry items                            138          128
                                                      ------        ------
      Total (at cost)                                  2,054        1,939
    Less inventory market valuation reserve              137            -
                                                      ------        ------
      Net inventory carrying value                    $1,917       $1,939
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

     8. At September 30, 1997, USX had no borrowings against its $2,350 million long-term revolving credit agreement.

          USX had no borrowings at September 30, 1997, against its short-term lines of credit totaling $200 million, which require a 1/8% fee or maintenance of compensating balances of 3%. USX had other outstanding short-term borrowings of $86 million.

          In the event of a change in control of USX, debt obligations totaling $3,011 million at September 30, 1997, may be declared immediately due and payable.

          On November 10, 1997, USX announced that it will redeem all of its outstanding 5 3/4% Convertible Subordinated Debentures Due 2001, on December 12, 1997. At September 30, 1997, $176 million aggregate principal amount of these debentures was outstanding.

     9. During the first nine months of 1997, USX redeemed Zero Coupon Convertible Senior Debentures Due 2005 with a carrying value of $41 million; the aggregate principal amount of $227 million 7% Convertible Subordinated Debentures Due 2017; and $120 million aggregate principal amount of 8.50% Sinking Fund Debentures Due 2006.

     10. In December 1996, USX issued $117 million of debt (notes) indexed to the price of RMI common stock. At maturity in February 2000, USX must exchange these notes for shares of RMI common stock, or redeem the notes for the equivalent amount of cash. Interest and other financial costs included a favorable adjustment to the carrying value of the indexed debt of $6 million for the first nine months of 1997. There was no adjustment for the third quarter 1997.

     11.In the second quarter of 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million and a noncash credit to Retained Earnings of $10 million.

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

     12. USX has agreements (the programs) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1997, the amount sold under the programs that had not been collected was $740 million, which will be forwarded to the buyers at the end of the agreements, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

     12.  (Continued)

     programs will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of 110% to 115% of the programs' size. In the event of a change in control of USX, as defined in one of the agreements, USX may be required to forward to the buyers, payments collected on sold accounts receivable of $350 million. Subsequent to the balance sheet date, in anticipation of the sale of the subsidiaries that comprise all of the Delhi Group (see Note 15), one of the programs was amended to remove all Delhi Group receivables. Additionally, USX gave notice to the buyers of the Marathon Group's accounts receivable program that it intends to reduce the amount sold under its agreement ($340 million at September 30, 1997) to zero by December 31, 1997.

          Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse under an agreement that expires in December 1997. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At September 30, 1997, the balance of sold loans receivable subject to recourse was $19 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, USX may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

    13. Effective June 1, 1997, USX entered into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its
    U. S. Steel Group's Clairton (Pa.) Works and to operate and sell coke and byproducts from those facilities. USX is the general partner and is responsible for purchasing, operations and products marketing. Proceeds to USX as a result of the transaction were $361 million, and deferred gains of $262 million at June 30, 1997 (included in deferred credits and other liabilities) will be recognized over the life of the partnership's assets. USX's partnership interest will be accounted for under the equity method of accounting.

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

          USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1997, and December 31, 1996, accrued liabilities for remediation totaled $161 million and $144 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $41 million at September 30, 1997, and $23 million at December 31, 1996.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     14.  (Continued)

          For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1997 and for the years 1996 and 1995, such capital expenditures totaled $92 million, $165 million and $111 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          At September 30, 1997, and December 31, 1996, accrued liabilities for platform abandonment and dismantlement totaled $126 million and $118 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities totaled $85 million at September 30, 1997. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of September 30, 1997, the largest guarantee for a single affiliate was $45 million.

          At September 30, 1997, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $170 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          Contract commitments for capital expenditures for property, plant and equipment at September 30, 1997, totaled $501 million compared with $526 million at December 31, 1996.

     15. On October 22, 1997, USX announced that it had entered into a definitive agreement to sell its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprise all of the Delhi Group (Delhi Companies). The transaction involves a gross purchase price of $762 million. Under the USX Restated Certificate of Incorporation, USX is required to elect one of three options to return the value of the net proceeds received in the transaction to the holders of shares in USX-Delhi Group Common Stock (Delhi shareholders). Of the three options, USX currently anticipates that it will elect to use the net proceeds to redeem all shares of Delhi Stock. The net proceeds are to be distributed to the Delhi shareholders on or prior to the first business day following the 60th day following the closing date of the transaction.

          The financial results of the Delhi Group have been reclassified as discontinued operations for all periods presented in the Consolidated Statement of Operations. The net assets of the Delhi Companies have been reclassified in the Consolidated Balance Sheet as of September 30, 1997, to separately reflect them as net assets of discontinued operations.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     15.  (Continued)

          The summarized results of discontinued operations and the related per share effect are as follows:

     (In millions, except per share amounts)
                                                       Nine Months Ended
                                                          September 30
                                                       1997         1996
                                                       ----         ----

    Revenues                                          $1,031         $743
    Operating costs                                    1,016          728
                                                      ------        ------
    Operating income                                      15           15
    Interest and other financial costs                   (18)         (15)
                                                      ------        ------
    Income (loss) before income taxes                     (3)           -
    Provision (credit) for estimated income taxes         (2)           -
                                                      ------        ------
    Income (loss) from discontinued operations           $(1)          $-
                                                      ======        ======
    Income (loss) from discontinued operations per share
      of Delhi Stock                                   $(.07)          $-
                                                      ======        ======

          The net assets of the Delhi Companies as included in the Consolidated Balance Sheet and a reconciliation to the net assets of the Delhi Group are as follows:

     (In millions)
                                                         September 30,
                                                              1997
                                                          ------------
    Current assets                                            $184
    Property, plant and equipment                              596
    Investments and other noncurrent assets                     13
    Current liabilities                                       (191)
    Long-term debt                                              (2)
    Deferred income taxes                                     (150)
    Deferred credits and other liabilities                     (19)
                                                             ------
      Net assets of discontinued operations                    431
    Financial and other corporate activities attributed
      to the Delhi Group                                      (317)
                                                             ------
      Net assets of the Delhi Group                           $114
                                                             ======

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                    TOTAL ENTERPRISE BASIS - (Unaudited) (a)
           ----------------------------------------------------------



  Nine Months Ended
     September 30                        Year Ended December 31
--------------------    -------------------------------------------------------

   1997       1996*        1996*       1995*        1994*       1993*     1992*
   ----        ----         ----        ----         ----        ----      ----

   4.13        3.37         3.62        1.49         2.01        (b)       (b)
   ====        ====         ====        ====         ====        ====      ====

      (a) Amounts represent combined fixed charges and earnings from continuing operations.

      (b) Earnings did not cover combined fixed charges and preferred stock dividends by $356 million for 1993 and by $241 million for 1992.

      *    Amounts have been reclassified to conform to 1997 classifications.


                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                    TOTAL ENTERPRISE BASIS - (Unaudited) (a)
                -------------------------------------------------

  Nine Months Ended
     September 30                        Year Ended December 31
---------------------   -------------------------------------------------------

   1997       1996*        1996*       1995*        1994*       1993*     1992*
   ----        ----         ----        ----         ----        ----      ----

   4.34        3.63         3.90        1.62         2.18        (b)       (b)
   ====        ====         ====        ====         ====        ====      ====


      (a) Amounts represent fixed charges and earnings from continuing operations.

      (b) Earnings did not cover fixed charges by $312 million for 1993 and by $227 million for 1992.

      *    Amounts have been reclassified to conform to 1997 classifications.

PAGE> 17
                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company engaged primarily in the energy business through its Marathon Group, in the steel business through its
U. S. Steel Group and in the gas gathering and processing, natural gas liquids trading and electric power marketing businesses through its Delhi Group.

     On October 22, 1997, USX announced that it had entered into a definitive agreement for USX to sell its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprise all of the Delhi Group (the "Delhi Companies") to Koch Midstream Enterprises, Inc., an affiliate of Koch Industries, Inc. Accordingly, Delhi Group financial results have been reclassified as discontinued operations for all periods presented in the Consolidated Statement of Operations. The assets and liabilities of the Delhi Companies have been reclassified and presented in the Consolidated Balance Sheet as of September 30, 1997, as net assets of discontinued operations. For further discussion, see Note 15 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Delhi Group.

     The following discussion should be read in conjunction with the third quarter 1997 USX Consolidated Financial Statements and selected notes. For net income (loss) per common share amounts applicable to each of USX's three classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock"), USX-U. S. Steel Group Common Stock ("Steel Stock") and USX-Delhi Group Common Stock ("Delhi Stock"), see Consolidated Statement of Operations - Income per Common Share. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 1997 and 1996 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Revenues
 Marathon Group                                 $3,929  $4,195 $11,786  $11,893
 U. S. Steel Group                               1,722   1,611   5,063    4,782
 Eliminations                                      (22)    (24)    (83)     (62)
                                                ------  ------ -------  -------
   Total USX Corporation revenues (a)           $5,629  $5,782 $16,766  $16,613
Less:
 Matching crude oil and refined product buy/sell
   transactions settled in cash (b)                539     706   1,845    2,028
 Consumer excise taxes on petroleum products
   and merchandise (b)                             738     757   2,057    2,090
                                                ------  ------  ------   ------
   Revenues adjusted to exclude above items     $4,352  $4,319 $12,864  $12,495
                                                ======  ======  ======   ======
------

(a) Excludes revenues of the Delhi Group, which have been reclassified as discontinued operations.
(b) Included in both revenues and operating costs for the Marathon Group and USX Consolidated, resulting in no effect on income.

     Adjusted revenues increased by $33 million in the third quarter of 1997 as compared with the third quarter of 1996. The improvement reflected an increase of $111 million for the U. S. Steel Group, partially offset by a decline of $80 million for the Marathon Group. The increase for the U. S. Steel Group was due primarily to higher average realized steel prices and increased steel shipment volumes. The decline for the Marathon Group was due primarily to decreased volumes and lower average prices for worldwide liquid hydrocarbons, lower average prices for refined products and decreased volumes for international natural gas, partially offset by increased volumes of refined products.

     Adjusted revenues increased by $369 million in the first nine months of 1997 as compared with the first nine months of 1996. The improvement reflected increases of $281 million for the U. S. Steel Group and $109 million for the Marathon Group. The increase for the U. S. Steel Group was due primarily to higher average realized steel prices and increased steel shipment volumes. The increase for the Marathon Group was due primarily to increased sales volumes of refined products and domestic natural gas, and higher average prices for worldwide natural gas and refined products, partially offset by reduced volumes of worldwide liquid hydrocarbons and international natural gas.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
     Operating income and certain items included in operating income for the third quarter and first nine months of 1997 and 1996 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Operating income
 Marathon Group                                   $345    $318    $790     $929
 U. S. Steel Group                                 184     103     481      185
                                                 -----   -----   -----    -----
Total USX Corporation operating income (a)        $529    $421  $1,271   $1,114

Less: certain favorable (unfavorable) items for

 Marathon Group
 IMV reserve adjustment (b)                         41      96    (137)     179
 Charges for withdrawal from MPA (c)                 -       -       -      (10)

 U. S. Steel Group
 Effect of adoption of SOP 96-1 (d)                  -       -     (20)       -
 Certain other environmental accrual adj. - net      -       -      11        -
 Gary Works No. 13 blast furnace repairs (e)         -       -       -      (39)
 Certain legal accruals                              -       -       -      (20)
                                                 -----   -----   -----    -----
 Subtotal                                           41      96    (146)     110
                                                 -----   -----   -----    -----
 Operating income adjusted to exclude above items $488    $325  $1,417   $1,004
                                                 =====   =====   =====    =====

------
(a)  Excludes operating income of the Delhi Group, which has been reclassified
as   discontinued operations.
(b) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined product inventories exceeds net realizable value. For additional discussion of this noncash adjustment, see Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.
(c) Marine Preservation Association ("MPA") is a non-profit oil spill response group.
(d) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities.
(e) Reflects repair of damages incurred during a break-out on April 2, 1996; excludes effects of business interruption.

     Adjusted operating income increased by $163 million in the third quarter of 1997 as compared with the third quarter of 1996, reflecting increases of $82 million for the Marathon Group and $81 million for the U. S. Steel Group. The increase for the Marathon Group was due primarily to higher average margins on refined products, partially offset by lower prices and decreased volumes of worldwide liquid hydrocarbons, higher worldwide exploration expense and increased administrative expenses. The increase for the U. S. Steel Group was due primarily to recovery of insurance proceeds related to the 1996 breakout at the Gary (Ind.) Works' No. 13 blast furnace, higher steel shipments, reduced costs and higher average realized steel prices.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Adjusted operating income increased by $413 million in the first nine months of 1997 as compared with the first nine months of 1996, reflecting increases of $246 million for the U. S. Steel Group and $167 million for the Marathon Group. The increase for the U. S. Steel Group was due primarily to increased steel shipments, higher average realized steel prices, lower operating costs, operating efficiencies and recovery of insurance proceeds related to the 1996 breakout at the Gary Works' No. 13 blast furnace. Operations in the third quarter and first nine months of 1996 were negatively affected by cost inefficiencies related to planned and unplanned outages at U. S. Steel's three largest blast furnaces. The increase for the Marathon Group was due primarily to higher average margins for refined products and higher prices for worldwide natural gas, partially offset by reduced worldwide liquid hydrocarbon production and prices, higher worldwide exploration expense and increased administrative expenses.

     Gain on affiliate stock offering was $53 million in the first nine months of 1996. For details, see Note 5 to the Consolidated Financial Statements.

     Net interest and other financial costs for the third quarter and first nine months of 1997 and 1996 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Interest and other financial income                 $8      $7     $17      $19
Interest and other financial costs                 (89)   (105)   (275)    (326)
                                                 -----  ------  ------   ------
   Net interest and other financial costs          (81)    (98)   (258)    (307)
Less:
 Favorable adjustment to
   carrying value of indexed debt(a)                 -       -       6        -
                                                 -----  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item               $(81)   $(98)  $(264)   $(307)
                                                 =====  ======  ======   ======
------

(a) In December 1996, USX issued $117 million of 6 3/4% Exchangeable Notes Due February 1, 2000 ("indexed debt") indexed to the price of RMI Titanium Company ("RMI") common stock. At maturity, USX must exchange these notes for shares of RMI common stock, or redeem the notes for the equivalent amount of cash. The carrying value of indexed debt is adjusted quarterly to settlement value, based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

     Excluding the adjustment to the carrying value of indexed debt, net interest and other financial costs decreased by $43 million in the first nine months of 1997 as compared with the first nine months of 1996, due primarily to lower average debt levels.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Provision for estimated income taxes in the third quarter and first nine months of 1997 included adjustments relating to the 1997 tax year reflecting a reduction in estimated tax credits and an increase in estimated state income tax expense. A significant portion of these adjustments resulted from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U. S. Steel Group's Clairton (Pa.) Works. See Note 13 to the Consolidated Financial Statements for additional discussion.

     Income from continuing operations was $308 million in the third quarter of 1997, an increase of $74 million from the third quarter of 1996. Income from continuing operations in the first nine months of 1997 was $718 million, an increase of $66 million from the first nine months of 1996.

     Net loss attributable to the Delhi Group reflects the operations of the Delhi Group which is the subject of a formal plan of disposal announced on October 22, 1997.

     Net income was $307 million in the third quarter of 1997, an increase of $74 million from the third quarter of 1996. Net income was $717 million in the first nine months of 1997, an increase of $65 million from the first nine months of 1996.

     Noncash credit from exchange of preferred stock was $10 million, or 12 cents per share of Steel Stock, in the first nine months of 1997. In May 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock. The $10 million noncash credit reflects the difference between the carrying value of the preferred stock and the fair value of the Trust Preferred Securities at the date of the exchange. See Note 11 to the Consolidated Financial Statements for additional discussion.

Dividends to Stockholders
-------------------------
     On October 28, 1997, the USX Board of Directors (the "Board") declared dividends of 19 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable December 10, 1997, to stockholders of record at the close of business on November 19, 1997. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable December 31, 1997, to stockholders of record at the close of business on December 1, 1997.

     In view of the pending agreement for USX to sell its stock in the subsidiaries that comprise all of the Delhi Group, the Board did not declare a dividend on Delhi Stock. The net proceeds available for distribution to Delhi Group stockholders after disposition of the Delhi Group will effectively be increased by the amount that would have been paid to the Delhi Group stockholders had a dividend been declared.

Cash Flows
----------
     Cash and cash equivalents totaled $67 million at September 30, 1997, compared with $55 million at December 31, 1996.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net cash provided from operating activities totaled $1,355 million in the first nine months of 1997, compared with $843 million in the first nine months of 1996. The 1997 period included payments of $49 million to fund the U. S. Steel Group's principal pension plan for the 1996 plan year and receipt of insurance recoveries of $40 million related to an April 1996 breakout at the Gary Works No. 13 blast furnace. The 1996 period included payments of $59 million to the Internal Revenue Service for certain agreed and unagreed adjustments relating to the 1990 tax year, $39 million related to certain state tax issues and $28 million for final settlement of the Pickering v. USX litigation. Excluding the effects of these items, net cash provided from operating activities increased by $395 million in the first nine months of 1997, due primarily to favorable working capital changes, higher average margins for refined products, higher average realized steel prices and volumes and higher average prices for worldwide natural gas, partially offset by increased income tax payments, reduced worldwide liquid hydrocarbon production and prices, higher worldwide exploration expense and increased administrative expenses. In addition, net cash provided from operating activities in the first nine months of 1996 was adversely affected by cost inefficiencies related to planned and unplanned outages at U. S. Steel's three largest blast furnaces.

     Cash from the disposal of assets was $430 million in the first nine months of 1997, compared with $271 million in the first nine months of 1996. The 1997 proceeds included $361 million resulting from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U. S. Steel Group's Clairton Works. The 1996 proceeds primarily reflected the sale of the U. S. Steel Group's investment in National-Oilwell (an oil field service joint venture); sale of shares of RMI common stock; sales of the Marathon Group's interests in oil and gas production properties in Indonesia and Tunisia and the sale of the Marathon Group's interest in a domestic pipeline company.

     The net withdrawal from property exchange trusts of $97 million in the first nine months of 1997 mainly represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the disposal of Marathon Group oil production properties in Alaska.

     Capital expenditures for property, plant and equipment in the first nine months of 1997 were $887 million, compared with $730 million in the first nine months of 1996. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Contract commitments for capital expenditures were $501 million at September 30, 1997, compared with $526 million at December 31, 1996.

     Net investments in equity affiliates of $217 million in the first nine months of 1997 mainly reflected funding of Marathon Group equity affiliates' capital projects (including the Sakhalin II project in Russia and the Nautilus natural gas pipeline system in the Gulf of Mexico), and the Marathon Group's acquisition of an additional 7.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), which brings the Marathon Group's interest to 37.5%. Sakhalin Energy is the incorporated joint venture company responsible for the Sakhalin II project.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX's total long-term debt, preferred stock of subsidiary, USX obligated preferred securities of a subsidiary trust and notes payable was $4.1 billion at September 30, 1997, down $429 million from December 31, 1996, mainly reflecting cash provided from operating activities and asset sales during 1997, in excess of cash used for capital expenditures, dividend payments and investments in equity affiliates. Redemptions and maturities of long-term debt during the first nine months of 1997 included $227 million of 7% Convertible Subordinated Debentures Due 2017, $150 million of 8 7/8% Notes Due 1997, $120 million of 8.50% Sinking Fund Debentures Due 2006 and $41 million of Zero Coupon Convertible Senior Debentures Due 2005.

     In May 1997, USX exchanged approximately 3.9 million 6.75% Trust Preferred Securities of USX Capital Trust I for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock. The exchange resulted in the recording of $182 million of Trust Preferred Securities and a $10 million noncash credit to Retained Earnings. See Note 11 to the Consolidated Financial Statements for additional discussion.

Liquidity
---------
     At September 30, 1997, USX had available its long-term revolving credit agreement of $2,350 million, short-term lines of credit of $200 million, and short-term credit agreements of $125 million, against which it had no outstanding borrowings. USX had outstanding short-term borrowings of $86 million against uncommitted lines of credit. USX's short-term lines of credit require a 1/8% fee or maintenance of compensating balances of 3%.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of September 30, 1997, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1997 and years 1998 and 1999, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 14 to the Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings or other external financing sources.

     USX management's opinion concerning liquidity and USX's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are affected by various factors including the performance of each Group (as indicated by levels of cash provided from operating activities, and other measures) the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by levels of USX's outstanding debt and credit ratings by ratings agencies. To the extent that management's assumptions concerning these factors prove to be inaccurate, USX's liquidity position could be adversely affected.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 45 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1997. In addition, there are 26 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 109 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     Effective January 1, 1997, USX adopted SOP 96-1. USX operating income in the first nine months of 1997 included first quarter charges of $27 million (net of expected recoveries) related to adoption, primarily accruals of post-closure monitoring costs, study costs and administrative costs. See Note 1 to the Consolidated Financial Statements for additional discussion.

     Operating income in the first nine months of 1997 also included net favorable effects of $16 million related to other environmental accrual adjustments.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Outlook
-------
     USX management expects that the closing of the previously mentioned sale of USX's stock in the Delhi Companies to Koch Midstream Enterprises, Inc., will occur in November, 1997, with an effective date of October 31, 1997, subject to receipt of regulatory approval and satisfaction of other customary conditions. An estimated $84 million aftertax gain from the sale of the Delhi Companies will be recorded in the fourth quarter of 1997, upon closing of the transaction. For more information on this transaction see Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Delhi Group.

     USX continues to evaluate the extent to which Year 2000 compliance could affect its business operations, and is implementing modifications (including replacement and revision of affected software), and contacting suppliers and vendors, in order to avoid business interruption or creation of erroneous results. Based on information available at this time, management believes that incremental costs of compliance will not be material to the operating results of USX. The discussion of USX's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward-looking statements. Actual results could be materially different because USX's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely affected by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, USX has limited or no control over comparable corrective actions taken by entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of USX.

     In November, USX gave notice to the buyers of its Marathon Group and Delhi Group accounts receivables program that it intends to reduce the amount sold under the agreement to zero by December 31, 1997. The amount sold under the program that had not been collected as of September 30, 1997, was $390 million. See Note 12 to the Consolidated Financial Statements for additional discussion of this agreement.

     On November 10, 1997, USX announced that it will redeem all of its outstanding 5 3/4% Convertible Subordinated Debentures Due 2001, on December 12, 1997. At September 30, 1997, $176 million aggregate principal amount of these debentures was outstanding. USX will redeem the debentures at a price of $1,000 per $1,000 principal amount plus accrued interest to the redemption date.

     See Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, the U. S. Steel Group and the Delhi Group.

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of net income per share. USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement for prior-periods is required by the standard, net income per share presented for each class of USX Common Stock for the third quarter and first nine months of 1997 and for the years 1996 and 1995 is not expected to change materially.

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  --------------
(Dollars in millions)                            1997    1996    1997     1996
------------------------------------------------------------------------------
REVENUES

 Marathon Group                                 $3,929  $4,195 $11,786  $11,893
 U. S. Steel Group                               1,722   1,611   5,063    4,782
 Eliminations                                      (22)    (24)   (83)      (62)
                                               ------- ------- -------  -------
   Total (a)                                    $5,629  $5,782 $16,766  $16,613


OPERATING INCOME

 Marathon Group                                   $345    $318    $790     $929
 U. S. Steel Group                                 184     103     481      185
                                                ------  ------  ------  ------
   Total (a)                                      $529    $421  $1,271   $1,114


CAPITAL EXPENDITURES

 Marathon Group                                   $263    $176    $652     $426
 U. S. Steel Group                                  59      91     176      249
 Delhi Group                                        21      13      59       55
                                                ------  ------  ------   ------
   Total                                          $343    $280    $887     $730

INVESTMENTS IN (CASH FROM) EQUITY AFFILIATES - NET

 Marathon Group                                    $60      $9    $197      $11
 U. S. Steel Group                                   5      (5)     20      (10)
                                                ------  ------  ------   ------
   Total                                           $65      $4    $217       $1

(a)The financial results of the Delhi Group have been classified as discontinued operations for all periods presented in the Consolidated Statement of Operations.

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1997   1996*    1997    1996*
--------------------------------------------------------------------------------
REVENUES                                        $3,929  $4,195 $11,786  $11,893

OPERATING COSTS:
 Cost of sales (excludes items shown below)      2,523   2,897   7,760    8,069
 Selling, general and administrative expenses       96      75     263      235
 Depreciation, depletion and amortization          163     167     497      522
 Taxes other than income taxes                     788     804   2,210    2,231
 Exploration expenses                               55      30     129       86
 Inventory market valuation charges (credits)      (41)    (96)    137     (179)
                                                ------  ------  ------   ------
   Total operating costs                         3,584   3,877  10,996   10,964
                                                ------  ------  ------   ------

OPERATING INCOME                                   345     318     790      929

Other income                                        10       1      33       29
Interest and other financial income                  7       7      15       16
Interest and other financial costs                 (66)    (75)   (202)    (238)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                         296     251     636      736

Less provision for estimated income taxes          104      87     218      232
                                                ------  ------  ------   ------

NET INCOME                                        $192    $164    $418     $504
                                                ======  ======  ======   ======

MARATHON STOCK DATA:
 Net income per share
   - Primary                                      $.66    $.57   $1.45    $1.75
   - Fully diluted                                 .66     .57    1.45     1.74

 Dividends paid per share                          .19     .17     .57      .51

 Weighted average shares, in thousands
   - Primary                                   288,703 287,608 288,337  287,557
   - Fully diluted                             291,890 296,640 291,508  296,590



*Certain amounts have been reclassified to conform to 1997 classifications.

Selected notes to financial statements appear on pages 30-33.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $50           $32
  Receivables, less allowance for doubtful
   accounts of $2 and $2                                 513           613
  Inventories                                          1,203         1,282
  Other current assets                                   140           119
                                                      ------        ------
     Total current assets                              1,906         2,046

Investments and long-term receivables                    424           311
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $9,542 and $9,031                                     7,388         7,298
Prepaid pensions                                         296           280
Other noncurrent assets                                  234           216
                                                      ------        ------
     Total assets                                    $10,248       $10,151
                                                     =======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $70           $59
  Accounts payable                                     1,247         1,385
  Payroll and benefits payable                           135           106
  Accrued taxes                                          104            98
  Deferred income taxes                                  108           155
  Accrued interest                                        44            75
  Long-term debt due within one year                     401           264
                                                      ------        ------
     Total current liabilities                         2,109         2,142

Long-term debt, less unamortized discount              2,365         2,642
Long-term deferred income taxes                        1,291         1,178
Employee benefits                                        369           356
Deferred credits and other liabilities                   315           311


Preferred stock of subsidiary                            182           182


STOCKHOLDERS' EQUITY                                   3,617         3,340
                                                      ------        ------
     Total liabilities and stockholders' equity      $10,248       $10,151
                                                      ======        ======



Selected notes to financial statements appear on pages 30-33.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $418          $504
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization               497           522
  Exploratory dry well costs                              57            38
  Inventory market valuation charges (credits)           137          (179)
  Pensions                                               (14)          (12)
  Postretirement benefits other than pensions              8            11
  Deferred income taxes                                   65           134
  Gain on disposal of assets                             (29)          (31)
  Payment of amortized discount on zero coupon debentures(13)            -
  Changes in:
    Current receivables                                   99         (112)
    Inventories                                          (58)          10
    Current accounts payable and accrued expenses       (136)           3
  All other - net                                        (40)           2
                                                      ------        ------
     Net cash provided from operating activities         991           890
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (652)         (426)
Disposal of assets                                        39           126
Withdrawal from property exchange trusts - net            97             -
Investments in equity affiliates - net                  (197)          (11)
                                                      ------        ------
     Net cash used in investing activities              (713)         (311)
                                                      ------        ------
FINANCING ACTIVITIES:
Decrease in Marathon Group's share of
  USX consolidated debt                                  (72)         (459)
Specifically attributed debt repayments                  (40)            -
Marathon Stock issued                                     18             1
Dividends paid                                          (164)         (147)
                                                      ------        ------
     Net cash used in financing activities              (258)         (605)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (2)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      18           (26)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            32            77
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $50           $51
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(238)        $(295)
  Income taxes paid, including settlements with other
   groups                                               (187)          (44)

Selected notes to financial statements appear on pages 30-33.

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

                                                         (In millions)
                                               -------------------------------
                                                  Third Qtr.     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1997    1996    1997     1996
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                    $738    $757  $2,057   $2,090
    Matching crude oil and refined product
      buy/sell transactions settled in cash        539     706   1,845    2,028

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)

          The provision for estimated income taxes for the Marathon Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the Marathon, U. S. Steel and Delhi Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions. The Marathon Group's third quarter 1997 provision for estimated income taxes included a $9 million unfavorable effect (net of federal income tax) to remeasure deferred state income tax liabilities due to a change in tax law.

     6. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                     ----------------------
                                                     Sept. 30   December 31
                                                       1997         1996
                                                     --------   -----------
    Crude oil and natural gas liquids                   $496         $463
    Refined products and merchandise                     767          746
    Supplies and sundry items                             77           73
                                                      ------        ------
      Total (at cost)                                  1,340        1,282
    Less inventory market valuation reserve              137            -
                                                      ------        ------
      Net inventory carrying value                    $1,203       $1,282
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

     7. The Marathon Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1997, the amount sold under the program that had not been collected was $340 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. Subsequent to the balance sheet date, USX gave notice to the buyers of the Marathon Group's accounts receivable program that it intends to reduce the amount sold under the agreement to zero by December 31, 1997.

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

          The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1997, and December 31, 1996, accrued liabilities for remediation totaled $52 million and $37 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $41 million at September 30, 1997, and $23 million at December 31, 1996.

          For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1997 and for the years 1996 and 1995, such capital expenditures totaled $53 million, $66 million and $50 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         At September 30, 1997, and December 31, 1996, accrued liabilities for platform abandonment and dismantlement totaled $126 million and $118 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $51 million at September 30, 1997. As of September 30, 1997, the largest guarantee for a single affiliate was $45 million.

          At September 30, 1997, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $170 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          At September 30, 1997, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $384 million compared with $388 million at December 31, 1996.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and power generation. Management's Discussion and Analysis should be read in conjunction with the third quarter 1997 USX consolidated financial information and the Marathon Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 42.

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

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 1997 and 1996 are summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997    1996    1997     1996
                                                -----   -----   -----    -----
Refined products                                $1,854  $1,793  $5,264   $5,111
Merchandise                                        276     270     780      755
Liquid hydrocarbons                                205     346     713      894
Natural gas                                        270     275     990      867
Transportation and other                            47      48     137      148
                                                ------  ------  ------   ------
Subtotal                                         2,652   2,732   7,884    7,775

Matching crude oil and refined product buy/sell
  transactions settled in cash (a)                 539     706   1,845    2,028
Consumer excise taxes on petroleum products and
  merchandise (a)                                  738     757   2,057    2,090
                                                ------  ------  ------   ------
  Total Revenues                                $3,929  $4,195 $11,786  $11,893
                                                ======  ======  ======   ======

--------
(a)Included in both revenues and operating costs, resulting in no effect on income.

     Revenues (excluding matching buy/sell transactions and excise taxes) decreased by $80 million in the third quarter of 1997 from the comparable prior-year period, primarily reflecting lower worldwide liquid hydrocarbon volumes and prices, reduced average refined product prices and lower international natural gas volumes, partly offset by higher volumes of refined products. For the first nine months of 1997,

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

revenues increased by $109 million from the comparable prior-year period, as increased sales volumes of refined products and domestic natural gas and improved worldwide natural gas and refined product prices were partially offset by reduced volumes of worldwide liquid hydrocarbons and international natural gas.

     Operating income and certain items included in operating income for the third quarter and first nine months of 1997 and 1996 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997    1996    1997     1996
                                                -----   -----   -----    -----
Operating income                                  $345    $318    $790     $929
Less: Certain favorable (unfavorable) items
 IMV reserve adjustment (a)                         41      96    (137)     179
 Charges for withdrawal from MPA (b)                 -       -       -      (10)
                                                ------  ------  ------   ------
 Subtotal                                           41      96    (137)     169
                                                ------  ------  ------   ------
Operating income adjusted to exclude above items  $304    $222    $927     $760
                                                ======  ======  ======   ======
--------

(a)The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of this noncash adjustment, see Outlook herein.
(b)Marine Preservation Association ("MPA") is a non-profit oil spill response group.

     Adjusted operating income in the third quarter of 1997 increased by $82 million from last year's third quarter, due primarily to higher average margins on refined products, partially offset by lower prices and volumes of worldwide liquid hydrocarbons, higher worldwide exploration expense and increased administrative expenses. Adjusted operating income in the first nine months of 1997 increased by $167 million from the first nine months of 1996. This improvement mainly resulted from higher average refined product margins and higher worldwide natural gas prices, partially offset by reduced worldwide liquid hydrocarbon production and prices, higher worldwide exploration expense and increased administrative expenses.

     Operating income for domestic exploration and production ("upstream") decreased by $49 million in the third quarter and by $20 million in the first nine months of 1997 from the comparable 1996 periods. The third quarter decline primarily reflected lower liquid hydrocarbon and natural gas prices and increased exploration expense. The unfavorable change in third quarter gas prices was mainly due to an adjustment relating to a contract dispute on gas delivered during the first six months of 1997. The decrease in operating results for the first nine months was primarily due to lower liquid hydrocarbon production and prices and higher exploration expense, partially offset by increased natural gas production and prices. The lower liquid hydrocarbon volumes were mostly due to the fourth quarter 1996 disposal of oil producing properties in Alaska, while the increase in gas volumes was mainly attributable to the Cotton Valley Pinnacle Reef play in east Texas.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     International upstream's 1997 operating income decreased by $47 million for the third quarter and by $42 million for the first nine months as compared to the similar periods in 1996. The third quarter decline primarily reflected lower natural gas volumes, mainly in Norway and Ireland, lower liquid hydrocarbon liftings in the United Kingdom, increased exploration expense and lower liquid hydrocarbon prices. The decrease in the first nine months of 1997 was mainly due to lower liquid hydrocarbon liftings and natural gas volumes and higher exploration expense, partially offset by lower pipeline and terminal expenses and reduced depreciation, depletion and amortization expense, also due largely to the lower volumes, and higher gas prices. Similar to the third quarter, the decrease in liquid hydrocarbon volumes primarily reflected lower liftings in the U.K. North Sea, while the lower natural gas volumes were mainly attributable to offshore fields in Norway and Ireland.

     Operating income for refining, marketing and transportation ("downstream") operations increased by $193 million for the third quarter and by $280 million for the first nine months of 1997 from the comparable 1996 periods, primarily reflecting higher refined product margins. For the third quarter and first nine months, the improvement in margins was mainly attributable to a decline in crude oil and other feedstock acquisition costs, while the first nine months of 1997 also benefited from an increase in average refined product prices.

     Administrative expenses increased by $16 million for the third quarter and by $42 million for the first nine months of 1997 from the similar periods in 1996. The third quarter increase primarily reflected higher accruals for stock appreciation rights ("SARs") due to an increase in the market price of USX-Marathon Group Common Stock. In addition to higher SARs accruals, the first nine months of 1997 also included increased accruals for other employee benefit and compensation plans, including Marathon's performance-based variable pay plan.

     Other income in the first nine months of 1997 and 1996 included gains of $15 million and $20 million, respectively, on the sales of interests in certain domestic pipeline companies and other investments.

     Net interest and other financial costs in the first nine months of 1997 decreased by $35 million from the comparable 1996 period, mainly due to lower average debt levels.

     Net income for the third quarter increased by $28 million in 1997 from 1996 and decreased by $86 million in the first nine months of 1997 as compared to the similar 1996 period. Excluding the after-tax effects of the inventory market valuation adjustment and other special items, financial results increased by $62 million for the third quarter and by $119 million for the first nine months in 1997 from 1996, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $991 million in the first nine months of 1997, compared with $890 million in the first nine months of 1996. Excluding first quarter 1996 payments of $39 million related to certain state tax issues, net cash from operating activities increased by $62 million, mainly reflecting improved net income (excluding the IMV reserve adjustment and other noncash items), partially offset by unfavorable working capital changes, including increased income tax payments.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Capital expenditures for property, plant and equipment in the first nine months of 1997 totaled $652 million, compared with $426 million in the comparable 1996 period. Expenditures in both periods, as well as the increase from last year, were primarily attributable to domestic upstream projects, including the following Gulf of Mexico developments - Viosca Knoll 786 ("Petronius"), Green Canyon 244 ("Troika"), Ewing Bank 963 ("Arnold") and Ewing Bank 917 ("Oyster"). Contract commitments for capital expenditures were $384 million at September 30, 1997, compared with $388 million at year-end 1996.

     Cash from the disposal of assets was $39 million in the first nine months of 1997, compared with $126 million in the first nine months of 1996. Proceeds in 1997 were primarily from the sales of interests in various domestic upstream properties, certain cost-basis investments and an interest in a domestic pipeline company. Proceeds in 1996 were mainly from the sales of interests in oil and gas production properties in Indonesia and Tunisia and an interest in a domestic pipeline company.

     The net withdrawal from property exchange trusts of $97 million in the first nine months of 1997 mainly represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the disposal of oil production properties in Alaska.

     Investments in equity affiliates of $197 million in the first nine months of 1997 mainly reflected funding of equity affiliates' capital projects, primarily the Sakhalin II project in Russia and the Nautilus natural gas pipeline system in the Gulf of Mexico. Also included were Marathon's acquisition of an additional 7.5% interest in Sakhalin Energy Investment Company Ltd. (which brings its total interest to 37.5%), investment in the Odyssey crude oil pipeline system in the Gulf of Mexico (with a 29% interest) and acquisition of a 50% ownership in a power generation company in Ecuador.

     Financial obligations decreased by $112 million in the first nine months of 1997 as net cash provided from operating activities, trust withdrawals and asset disposals exceeded cash used for capital expenditures, investments in equity affiliates and dividend payments. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt specifically attributed to the Marathon Group.

     Dividends paid in the first nine months of 1997 increased by $17 million from the first nine months of 1996 reflecting the two-cents-per-share increase in the quarterly USX-Marathon Group Common Stock dividend rate, initially declared in October 1996.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 20 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1997. In addition, there are 9 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 68 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     Effective January 1, 1997, USX adopted the American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). Operating income for the first nine months of 1997 included first quarter charges of $7 million (net of expected recoveries) related to such adoption, primarily for accruals of post-closure monitoring costs, study costs and administrative costs. See Note 1 to the Marathon Group Financial Statements for additional discussion.

     Accrued liabilities for remediation totaled $52 million at September 30, 1997, an increase of $15 million from December 31, 1996, due primarily to first quarter accrual adjustments for adoption of SOP 96-1 and accruals related to retail marketing outlets. Receivables for expected recoveries totaled $41 million at September 30, 1997, an increase of $18 million from December 31, 1996, due mainly to first quarter accrual adjustments reflecting an increase in the estimated portion of costs that are ultimately recoverable, and accruals for recoveries associated with adoption of SOP 96-1. See Note 8 to the Marathon Group Financial Statements.

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

     Relative to the changing levels of commodity prices, when U.S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, Marathon's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition. This became the new LIFO cost basis of the inventories, which has been maintained since the 1982 acquisition. Generally accepted accounting principles require that inventories be valued at lower of cost or market. Accordingly, Marathon has established an IMV reserve to reduce the LIFO cost basis of these inventories on a quarterly basis, to the extent necessary, to current market value.
Adjustments to the IMV reserve result in noncash charges or credits to operating income. These adjustments affect the comparability of financial results from period to period as well as comparisons with other energy companies, which may not have such adjustments. The IMV reserve adjustments have been separately reported, on a consistent basis, as a component of operating results and separately identified in management's discussion of operations.

     Commodity prices have fluctuated widely and, since 1986, have generally remained below prices that existed at the time of the 1982 acquisition, resulting in periodic adjustments to the LIFO cost basis of the inventories. At December 31, 1996, market prices exceeded LIFO cost, and no IMV reserve was required. At
September 30, 1997, LIFO cost exceeded market prices by $137 million, resulting in a corresponding charge to operating income in the first nine months of 1997 ($41 million credit in the third quarter). During the first nine months of 1996, favorable market price movements resulted in a $179 million credit to operating income ($96 million credit in the third quarter). This $316 million variance in operating income between the two nine-month periods ($55 million variance for the third quarter) affects the comparability of reported financial results. In management's opinion, the Marathon Group's operating performance should be evaluated exclusive of the IMV reserve adjustments, which management believes provides a more indicative view of the profit and cash flow performance of the Group.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In August 1997, Marathon announced that the Vermillion Creek Deep No. 1 exploratory well in Wyoming commenced gas sales at a rate in excess of 12 million cubic feet per day ("mmcfd") on July 29, 1997. Marathon has an 89% working interest in this discovery well, subject to reversionary interests at payout, which would reduce Marathon's interest to 54%. Pursuant to terms of an exploration agreement, Marathon has an opportunity to earn up to a 50% working interest in 74,000 acres in the Vermillion Basin of Wyoming and Colorado through additional seismic acquisition and drilling.

     In October, Marathon confirmed successful delineation of an earlier discovery at Green Canyon Block 112 in the Gulf of Mexico with an appraisal well on adjacent Green Canyon Block 113. The Green Canyon Block 113 No. 1 well, which has been suspended, encountered 120 feet of net oil pay. The new field is about nine miles away from a platform operated by Marathon's co-venturer. Marathon has 65% and 20% interests in Green Canyon Blocks 112 and 113, respectively.

     Also in Gulf of Mexico operations, successful infill drilling during the third quarter of 1997 has raised liquid hydrocarbon production at the Ewing Bank 873 field from 27,000 gross barrels per day ("bpd") to 46,000 gross bpd. Marathon is the operator with a 66.7% interest. To handle the addition of two subsea developments, Oyster and Arnold, that will be tied back to the Ewing Bank 873 platform, a project is currently underway to increase the platform's processing capacity to 70,000 bpd of liquids and 50 mmcfd of gas. Marathon is the operator of both subsea developments with a 66.7% interest in Ewing Bank 917, expected to come on stream in January 1998, and a 62.5% interest in Ewing Bank 963, due to start up in April 1998.

     On October 20, 1997, the first well of the West Brae/Sedgwick joint development in the U.K. North Sea began producing at a rate of 9,500 gross bpd of oil. This well is the first of four planned subsea wells to be tied back to the Marathon-operated Brae A platform. Average production of 22,500 gross bpd is expected for full year 1998 from this joint development of which Marathon is the operator and has a 28.1% interest.

     In October, Marathon announced an oil discovery in 150 feet of water, offshore Gabon. The Tchatamba South No. 1 wildcat well flowed from two separate intervals at a combined rate of 8,165 bpd. This discovery is located 10 miles south of Marathon's Tchatamba Marine field, which is scheduled for first production in January 1998. The well has been temporarily abandoned, and a delineation well is currently underway. Marathon is the operator of this concession with a 75% interest.

     With respect to the Sakhalin II project in Russia, work is underway at a South Korean shipyard to convert the Molikpaq drilling unit into a production facility. In addition, a contract with a Russian shipyard for the fabrication of a major structural support to be placed under the Molikpaq is on schedule and in the final stages of completion. The Marathon Group holds a 37.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II project. First oil production is planned for mid-1999.

     In September, Marathon and a third party executed definitive agreements to develop 800 million pounds per year of polymer grade propylene and polypropylene facilities at Marathon's Garyville, Louisiana refinery. Marathon will build and

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

operate facilities to produce polymer grade propylene from the current refinery feedstock stream. The third party will construct the polypropylene facilities and market its output. Both plants are expected to be operating by late third quarter 1999.

     Progress continues on the proposed joint venture, first announced in May 1997, that would combine the major elements of the Marathon Group's and Ashland Inc.'s downstream operations. Due diligence work has been completed, and definitive joint venture agreements are expected to be signed in December 1997. Closing of the transaction is targeted for calendar year-end; however, various permitting and regulatory matters may extend the actual closing into early 1998. Marathon will have a 62% ownership interest and Ashland will have a 38% interest in the new limited liability joint venture company, Marathon Ashland Petroleum LLC.
     In November, USX gave notice to the buyers of the Marathon Group's accounts receivables program that it intends to reduce the amount sold under the agreement to zero by December 31, 1997. This was done mainly in anticipation of forming Marathon Ashland Petroleum LLC. The amount sold under the program that had not been collected as of September 30, 1997 was $340 million. See
Note 7 to the Marathon Group Financial Statements for Additional discussion of this agreement.

     With respect to Year 2000 compliance, Marathon continues to identify, analyze, modify and/or replace non-compliant systems, equipment and other devices that utilize date/time-oriented software or computer chips. In management's opinion, the incremental costs associated with this effort will not be material to the operating results of the Marathon Group. The discussion of Marathon's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward-looking statements. Actual results could be materially different because Marathon's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely affected by unanticipated problems identified in the ongoing compliance review. In addition, Marathon has limited or no control over comparable corrective actions by proprietary software vendors and other entities with which it interacts; therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of the Marathon Group.

     The above forward-looking statements regarding discoveries, projects and dates of initial production are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, drilling rig availability and geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law. To the extent these assumptions prove inaccurate and negotiations, other considerations and legal developments are not satisfactorily resolved, actual results could be materially different than present expectations.

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of net income per share. USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement for prior-periods is required by the standard, net income per share presented for USX-Marathon Group Common Stock for the third quarter and first nine months of 1997 and for the years 1996 and 1995 is not expected to change materially.

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997   1996*    1997    1996*
--------------------------------------------------------------------------------
OPERATING INCOME (LOSS)
 Exploration & Production
   Domestic                                        $86    $135    $376     $396
   International                                    39      86     212      254
 Refining, Marketing & Transportation              227      34     474      194
 Gas Gathering and Processing                        1       -       6        5
 Administrative                                    (49)    (33)   (141)     (99)
                                                ------  ------  ------   ------
                                                  $304    $222    $927     $750
 Inventory Market Val. Res. Adjustment.             41      96    (137)     179
                                                ------  ------  ------   ------
   Total Marathon Group                           $345    $318    $790     $929

CAPITAL EXPENDITURES                              $263    $176    $652     $426
INVESTMENTS IN EQUITY AFFILIATES-NET                60       9     197       11

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (a):
 Domestic                                        113.8   119.2   113.9    122.6
 International                                    47.2    55.0    50.7     60.3
                                                ------  ------  ------   ------
   Worldwide                                     161.0   174.2   164.6    182.9

Net Natural Gas Production (b):
 Domestic                                        698.2   648.4   716.8    663.1
 International - Equity                          340.3   437.2   425.6    496.1
 International - Other (c)                        35.3    31.6    33.0     32.9
                                               ------- ------- -------  -------
   Total Consolidated                          1,073.8 1,117.2 1,175.4  1,192.1
 Equity Affiliate                                 33.4    32.6    42.5     43.8
                                               ------- ------- -------  -------
   Worldwide                                   1,107.2 1,149.8 1,217.9  1,235.9

Average Equity Sales Prices (d):
 Liquid Hydrocarbons (per Bbl)   Domestic       $15.94  $18.90  $17.10   $17.71
   International                                 18.12   20.37   18.89    19.36
 Natural Gas (per Mcf)
   Domestic                                      $1.87(f)$2.05  $2.14    $2.03
   International                                  1.87    1.93    2.01     1.90

Natural Gas Sales (b)(e):
 Domestic                                      1,074.1   952.6 1,147.2  1,005.2
 International                                   375.6   468.8   458.6    529.0
                                               ------- ------- -------  -------
   Total Consolidated                          1,449.7 1,421.4 1,605.8  1,534.2
 Equity Affiliate                                 33.4    32.6    42.5     43.8
                                               ------- ------- -------  -------
   Worldwide                                   1,483.1 1,454.0 1,648.3  1,578.0

Crude Oil Refined (a)                            562.6   520.5   513.2    511.2
Refined Products Sold (a)                        793.3   789.1   758.8    766.3
 Matching buy/sell volumes included in above (a)  35.9    65.9    48.4     73.3
------------

      (a)  Thousands of barrels per day
      (b)  Millions of cubic feet per day
      (c)  Represents gas acquired for injection and subsequent resale
      (d)  Prices exclude gains and losses from hedging activities
      (e)  Represents equity, royalty and resale volumes
      (f) Includes a $(.13) adjustment relating to a contract dispute on gas delivered during the first six months of 1997

      * Certain amounts have been reclassified to conform to 1997 classifications

Part I - Financial Information (Continued):

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1997    1996    1997     1996
--------------------------------------------------------------------------------
REVENUES                                        $1,722  $1,611  $5,063   $4,782

OPERATING COSTS:
 Cost of sales (excludes items shown below)      1,433   1,423   4,275    4,322
 Selling, general and administrative
  expenses (credits)                               (30)    (41)   (100)    (121)
 Depreciation, depletion and amortization           72      69     225      222
 Taxes other than income taxes                      63      57     182      174
                                                ------  ------  ------   ------
   Total operating costs                         1,538   1,508   4,582    4,597
                                                ------  ------  ------   ------
OPERATING INCOME                                   184     103     481      185

Gain on affiliate stock offering                     -       -       -       53
Other income                                        13      20      41       41
Interest and other financial income                  1       -       2        3
Interest and other financial costs                 (23)    (30)    (73)     (88)
                                                ------  ------  ------   ------

INCOME BEFORE INCOME TAXES                         175      93     451      194

Less provision for estimated income taxes           59      23     151       46
                                                ------  ------  ------   ------

NET INCOME                                         116      70     300      148

Noncash credit from exchange of preferred stock      -       -      10        -
Dividends on preferred stock                        (2)     (6)    (10)     (17)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK              $114     $64    $300     $131
                                                ======  ======  ======   ======

STEEL STOCK DATA:
 Net income per share
   - Primary                                     $1.32    $.76   $3.50    $1.56
   - Fully diluted                                1.25     .75    3.26     1.55

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Primary                                    85,849  84,487  85,502   83,781
   - Fully diluted                              93,947  86,422  93,607   85,588

Selected notes to financial statements appear on pages 46-51.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $17           $23
  Receivables, less allowance for doubtful
   accounts of $5 and $23                                517           580
  Inventories                                            714           648
  Deferred income tax benefits                           231           177
                                                      ------        ------
     Total current assets                              1,479         1,428

Investments and long-term receivables,
 less reserves of $17 and $17                            647           621
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,780 and $5,796                                     2,488         2,551
Long-term deferred income tax benefits                   144           217
Prepaid pensions                                       1,914         1,734
Other noncurrent assets                                   29            29
                                                      ------        ------
     Total assets                                     $6,701        $6,580
                                                      ======        ======
LIABILITIES
Current liabilities:
  Notes payable                                          $10           $18
  Accounts payable                                       700           667
  Payroll and benefits payable                           407           365
  Accrued taxes                                          167           154
  Accrued interest                                         9            22
  Long-term debt due within one year                      62            73
                                                      ------        ------
     Total current liabilities                         1,355         1,299

Long-term debt, less unamortized discount                505         1,014
Employee benefits                                      2,418         2,430
Deferred credits and other liabilities                   534           207


Preferred stock of subsidiary                             64            64
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust                        182             -


STOCKHOLDERS' EQUITY
Preferred stock                                            3             7
Common stockholders' equity                            1,640         1,559
                                                      ------        ------
     Total stockholders' equity                        1,643         1,566
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,701        $6,580
                                                      ======        ======

Selected notes to financial statements appear on pages 46-51.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $300          $148
Adjustments to reconcile to net cash provided
 from (used in) operating activities:
  Depreciation, depletion and amortization               225           222
  Pensions                                              (184)         (146)
  Postretirement benefits other than pensions              3            14
  Deferred income taxes                                   37            58
  Gain on disposal of assets                             (28)           (8)
  Gain on affiliate stock offering                         -           (53)
  Payment of amortized discount on zero coupon debentures (3)            -
  Changes in:
     Current receivables                                  47            30
     Inventories                                         (66)         (123)
     Current accounts payable and accrued expenses        70          (215)
  All other - net                                        (48)           (5)
                                                      ------        ------
     Net cash provided from (used in)
          operating activities                           353           (78)
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (176)         (249)
Disposal of assets                                       390           144
Investments in equity affiliates - net                   (20)           10
All other - net                                            9             -
                                                      ------        ------
     Net cash provided from (used in)
         investing activities                            203           (95)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in U. S. Steel Group's share of USX
 consolidated debt                                      (513)          175
Specifically attributed debt repayments                   (6)           (4)
Steel Stock issued                                        29            47
Dividends paid                                           (72)          (77)
                                                      ------        ------
     Net cash provided from (used in)
          financing activities                          (562)          141
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (6)          (32)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            23            52
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $17           $20
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(82)        $(107)
  Income taxes paid, including settlements with
   other groups                                          (88)          (55)
NONCASH TRANSACTION - mandatorily redeemable securities
 exchanged for preferred stock                           182             -

Selected notes to financial statements appear on pages 46-51.

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

     4. Operating income includes net periodic pension credits of $114 million and $123 million in the first nine months of 1997 and 1996, respectively, ($40 million and $42 million in the third quarter of 1997 and 1996, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     6. In December 1996, USX issued $117 million of debt (notes) indexed to the price of RMI common stock. At maturity in February 2000, USX must exchange these notes for shares of RMI common stock, or redeem the notes for the equivalent amount of cash. Interest and other financial costs included a favorable adjustment to the carrying value of the indexed debt of $6 million for the first nine months of 1997. There was no adjustment for the third quarter 1997.

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

                                                         (In millions)
                                                    -----------------------
                                                     Sept. 30   December 31
                                                       1997         1996
                                                     --------   -----------
    Raw materials                                       $146         $124
    Semi-finished products                               312          309
    Finished products                                    195          162
    Supplies and sundry items                             61           53
                                                        ----          ----
      Total                                             $714         $648
                                                        ====          ====

     9. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     9.   (Continued)

          reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1997, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

          Prior to 1993, USX Credit, a division of USX, sold certain of its loans receivable subject to limited recourse under an agreement that expires in December 1997. USX Credit continues to collect payments from the loans and transfer to the buyers principal collected plus yield based on defined short-term market rates. At September 30, 1997, the balance of sold loans receivable subject to recourse was $19 million. USX Credit is not actively seeking new loans at this time. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to provide cash collateral in the amount of the uncollected loans receivable to assure compliance with the limited recourse provisions.

     10.In the second quarter of 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million and a noncash credit to Retained Earnings of $10 million.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     12.  (Continued)

          The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1997, and December 31, 1996, accrued liabilities for remediation totaled $109 million and $107 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1997 and for the years 1996 and 1995, such capital expenditures totaled $31 million, $90 million and $55 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          Guarantees by USX of the liabilities of affiliated entities of the U.
     S. Steel Group totaled $34 million at September 30, 1997. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of September 30, 1997, the largest guarantee for a single affiliate was $14 million.

          At September 30, 1997, contract commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $109 million compared with $134 million at December 31, 1996.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining, engineering and consulting services and technology licensing (together with U. S. Steel, the "Steel and Related Businesses"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the third quarter 1997 USX consolidated financial information and the U. S. Steel Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 61.

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

Results of Operations
---------------------
     Revenues for the U. S. Steel Group increased $111 million and $281 million in the third quarter and first nine months of 1997, respectively, compared with the same periods in 1996. These increases primarily reflected higher steel shipment volumes and higher average realized steel prices.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income and certain items included in operating income for the third quarter and first nine months of 1997 and 1996 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Operating income                                  $184    $103    $481     $185

Less: certain favorable (unfavorable) items for

 Effect of adoption of SOP 96-1 (a)                  -       -     (20)       -
 Certain other environmental accrual adj. - net      -       -       11       -
 Gary Works No. 13 blast furnace repairs (b)         -       -       -      (39)
 Certain legal accruals                              -       -       -      (20)
                                                 -----   -----   -----    -----
 Subtotal                                            -       -      (9)     (59)
                                                 -----   -----   -----    -----
 Operating income adjusted to exclude above items $184    $103    $490     $244
                                                 =====   =====   =====    =====
------

(a) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities. For further details, see Note 1 to the U. S. Steel Group Financial Statements.
(b) Reflects repair of damages incurred during a break-out on April 2, 1996; excludes effects of business interruption.

     Adjusted operating income for the U. S. Steel Group increased $81 million and $246 million in the third quarter and first nine months of 1997, respectively, compared with the same periods in 1996. These increases were primarily due to higher results from Steel and Related Businesses.

     Operating income for Steel and Related Businesses increased $81 million and $308 million in the third quarter and first nine months of 1997, respectively, compared with the same periods in 1996. The increase in operating income in the third quarter of 1997 resulted from the $25 million in final insurance settlement payments related to the 1996 hearth breakout at the Gary (Ind.) Works No. 13 blast furnace, higher steel shipment volumes, reduced costs and higher average realized steel prices.

     Results in the first nine months of 1996 included $39 million of charges related to repair costs on the Gary (Ind.) Works No. 13 blast furnace which was idled by a hearth breakout on April 2, 1996, and $16 million of charges for unrelated accruals. Excluding these charges, first nine months of 1997 operating income increased $253 million from the same period in 1996. This increase was primarily due to higher steel shipment volumes, higher average realized steel prices, lower operating costs, operating efficiencies and a total of $40 million in insurance settlement payments related to the 1996 hearth breakout. In the third quarter and first nine months of 1996, operations were negatively impacted by cost inefficiencies related to the planned and unplanned outages at U. S. Steel's three largest blast furnaces. These outages resulted in reduced shipments.
<PAGE 54>

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Operating income for Administrative and Other Businesses in the first nine months of 1997 included charges of $9 million related to environmental accruals and the adoption of SOP 96-1. Operating income for Administrative and Other Businesses in the first nine months of 1996 included charges of $4 million related to legal accruals. Excluding these charges, first nine months of 1997 operating income decreased $7 million from the same period of 1996 primarily due to lower pension credits, partially offset by higher income from USX Credit and real estate development and management. Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the
U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group.

     The pension credits referred to in Administrative and Other Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $114 million and $123 million in the nine months of 1997 and 1996, respectively. The amounts of these credits fluctuate over time primarily reflecting changes in the expected long-term rate of return on plan assets and assumed discount rate on the outstanding pension obligation. To the extent that these credits decline in the future, operating income would be adversely affected.

     Gain on affiliate stock offering totaled $53 million for the first nine months of 1996. For further details, see Note 5 to the U. S. Steel Group Financial Statements.

     Other income in the third quarter of 1997 decreased $7 million compared with the same period of 1996 due to lower income from affiliates.

     Net interest and other financial costs for the third quarter and first nine months of 1997 and 1996 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997   1996     1997     1996
                                                ------  ------  ------   ------
Interest and other financial income                 $1      $-      $2       $3
Interest and other financial costs                 (23)    (30)    (73)     (88)
                                                ------  ------  ------   ------
   Net interest and other financial costs          (22)    (30)    (71)     (85)
Less:
 Favorable (unfavorable) adjustment to
   carrying value of indexed debt(a)                 -       -       6        -
                                                ------  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item               $(22)   $(30)   $(77)    $(85)
                                                ======  ======  ======   ======
------

      (a) In December 1996, USX issued $117 million in aggregate principal amount of 6.75% Notes Due February 1, 2000 ("indexed debt"),mandatorily exchangeable at maturity for common stock of RMI Titanium Company ("RMI") (or for the equivalent amount of cash, at USX's option). The carrying value of indexed debt is adjusted quarterly to settlement value based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The decreases in adjusted net interest and other financial costs in the third quarter and first nine months of 1997 resulted from a reduction in debt.

     Provisions for estimated income taxes in the third quarter and the first nine months of 1997 increased over 1996 due to improved operations, a reduction in estimated tax credits and an increase in estimated state income tax expense. A significant portion of this increase resulted from
U. S. Steel Group's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton (Pa.) Works (for additional information, see Note 11 to the U. S. Steel Group Financial Statements).

     Net income increased $46 million and $152 million in the third quarter and first nine months of 1997, respectively, as compared with the same periods in 1996. The increase mainly reflects the factors discussed above.

     Noncash credit from exchange of preferred stock totaled $10 million in the first nine months of 1997. On May 16, 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I, for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The noncash credit from exchange of preferred stock represents the difference between the carrying value of the 6.50% Preferred Stock and the fair value of the Trust Preferred Securities of USX Capital Trust I, at the date of the exchange. For additional discussion on the exchange, see
Note 10 to the U. S. Steel Group Financial Statements.

Operating Statistics
--------------------
     Third quarter 1997 steel shipments of 2.9 million tons and raw steel production of 2.9 million tons increased 6% and 14%, respectively, from the same quarter of 1996. First nine months of 1997 steel shipments of 8.7 million tons and raw steel production of 9.2 million tons increased 5% and 11%, respectively, from the first nine months of 1996. Raw steel capability utilization in the third quarter and first nine months of 1997 averaged 90% and 96%, respectively, versus 79% and 86% in the same periods of 1996.

Cash Flows
------------
     Net cash provided from operating activities was $353 million in the first nine months of 1997, compared with net cash used in operating activities of $78 million in the same period of 1996. The first nine months of 1997 included payments of $49 million to fund the U. S. Steel Group's principal pension plan for the 1996 plan year and receipts of $40 million in insurance recoveries related to the 1996 hearth breakout. The first nine months of 1996 included a payment of $59 million to the Internal Revenue Service for certain agreed and unagreed adjustments relating to the 1990 tax year. In addition, net cash used in operating activities included a payment of $28 million related to the Pickering litigation. Excluding these items, net cash from operating activities increased by $353 million due to favorable working capital changes and increased profitability.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Capital expenditures for property, plant and equipment in the first nine months of 1997 were $176 million, compared with $249 million in the same period in 1996. Contract commitments for capital expenditures at September 30, 1997 were $109 million, compared with $134 million at year-end 1996.

     Cash from the disposal of assets increased $246 million in the first nine months of 1997, compared with the same period of 1996. The 1997 proceeds included $361 million resulting from U. S. Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works. The gain of $262 million from this transaction will be recognized in income over the life of the partnership's assets. The net effect of this transaction is not expected to have a material impact on full year 1997 net income. For additional information, see Note 11 to the U. S. Steel Group Financial Statements. The 1996 proceeds mainly reflected the sale of U. S. Steel Group's investment in National-Oilwell.

     Financial obligations decreased $519 million in the first nine months of 1997 primarily reflecting the net effects of cash from operating, investing and other financing activities. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 25 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1997. In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 41 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties
<PAGE 57>

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

Outlook
-------
     The U. S. Steel Group anticipates that steel demand will remain relatively strong in the fourth quarter, and the outlook remains positive. The market strength is dependent on continued strong demand for capital goods, oil and gas tubular products and consumer durables in domestic and international economies. However, growing domestic production and continuing high levels of imports are creating some instances of oversupply in certain markets. This, along with a competitor's recent announcements of lower prices on sheet products, could have an adverse effect on U. S. Steel's product prices and shipment levels.

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

     Steel imports to the United States accounted for an estimated 25% of the domestic steel market in the first eight months of 1997, and 23%, 21% and 25% for the years 1996, 1995 and 1994, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may ultimately have an adverse effect on product prices and shipment levels.

     In October, 1997, U. S. Steel Group contributed $20 million to the Voluntary Employee Benefit Trust (VEBA), bringing total contributions in 1997 to $30 million.
<PAGE 58>

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On November 4, 1997, USX sold the 160-inch plate mill and related facilities at its former Texas Works to U. S. Denro Steels, Inc., doing business as Jindal United Steel Corporation. The plate mill was idled in 1986. Under the terms of the agreement, U. S. Steel Group will be a holder of preferred stock and the exclusive North American marketing agent for the steel plate products to be manufactured at the plate mill.

     On November 5, 1997, U. S. Steel Group and VSZ a.s., announced plans for a 50-50 joint venture in Kosice, Slovakia, for the production and marketing of tin mill products to serve an emerging Central European market. The proposed joint venture would start with a production capacity of 140,000 metric tons at VSZ's Ocel plant in Kosice and plans to add 200,000 metric tons of new tin mill production capacity. The joint venture is projected to begin operations on January 1, 1998, pending negotiation and approval of necessary final agreements.

     With respect to Year 2000 compliance, the U. S. Steel Group continues to identify, analyze and modify and/or replace non-compliant systems, equipment, and other devices that utilize date/time-oriented software or computer chips.
In addition, the U. S. Steel Group is monitoring the compliance efforts of entities with which it interacts. Based on information available at this time, management believes that the incremental costs associated with achieving Year 2000 compliance will not be material to the operating results of the U. S. Steel Group. The discussion of the U. S. Steel Group's efforts and management's expectations relating to the effect of Year 2000 compliance on operating results are forward-looking statements. Actual results could be materially different because the U. S. Steel Group's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. In addition, the U. S. Steel Group has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of the U. S. Steel Group.

     The above forward-looking statements concerning anticipated steel demand are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of net income per share. USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement for prior-periods is required by the standard, net income per share presented for the USX-U. S. Steel Group Common Stock for the third quarter and first nine months of 1997 and for the years 1996 and 1995 is not expected to change materially.

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                       -----------------------------------
                                                Third Quarter    Nine Months
                                                    Ended            Ended
                                                September 30     September 30
(Dollars in millions)                            1997    1996    1997     1996
--------------------------------------------------------------------------------
REVENUES
 Steel and Related Businesses (a)               $1,701  $1,595  $5,008   $4,738
 Other                                              21      16      55       44
                                                ------  ------  ------   ------
   Total U. S. Steel Group                      $1,722  $1,611  $5,063   $4,782


OPERATING INCOME

 Steel and Related Businesses (a)                 $139     $58    $353      $45
 Administrative and Other (b)                       45      45     128      140
                                                ------  ------  ------   ------
  Total U. S. Steel Group                         $184    $103    $481     $185


CAPITAL EXPENDITURES                               $59     $91    $176     $249

OPERATING STATISTICS

 Public & Affiliated Steel Shipments (c)         2,861   2,699   8,670    8,255
 Raw Steel-Production (c)                        2,915   2,550   9,157    8,245
 Raw Steel-Capability Utilization (d)            90.4%   79.2%   95.6%    86.0%

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

   D.  Delhi Group

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1997    1996    1997     1996
--------------------------------------------------------------------------------
REVENUES                                        $424.5  $247.8$1,031.2   $742.8

OPERATING COSTS:
 Cost of sales (excludes items shown below)      403.7   228.7   968.2    680.2
 Selling, general and administrative expenses      9.4     7.0    24.0     20.9
 Depreciation, depletion and amortization          6.0     7.0    18.1     20.7
 Taxes other than income taxes                     1.9     1.9     6.1      5.9
                                                ------  ------  ------   ------
   Total operating costs                         421.0   244.6 1,016.4    727.7
                                                ------  ------  ------   ------
OPERATING INCOME                                   3.5     3.2    14.8     15.1

Other income                                         -       -      .1       .2
Interest and other financial costs                (6.4)   (5.1)  (17.9)   (15.3)
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE INCOME TAXES                 (2.9)   (1.9)   (3.0)      -

Less provision (credit) for estimated
 income taxes                                     (2.3)    (.7)   (2.3)      -
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                 $(.6)  $(1.2)   $(.7)      $-
                                                ======  ======  ======   ======

DELHI STOCK DATA:
 Net income (loss) per share
   - Primary and fully diluted                   $(.06)  $(.14)  $(.07)      $-

 Dividends paid per share                          .05     .05     .15      .15

 Weighted average shares, in thousands
   - Primary and fully diluted                   9,450   9,448   9,450    9,448










The Delhi Group is a discontinued operation of USX - see Note 2.

Selected notes to financial statements appear on pages 63-66.

                         DELHI GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                         ------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $.4           $.4
  Receivables, less allowance for doubtful
   accounts of $.8 and $.8                             132.5         131.3
  Inventories                                            5.5           8.6
  Other current assets                                   5.1           5.4
                                                      ------        ------
     Total current assets                              143.5         145.7

Investments and long-term receivables                    4.7           5.8
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $457.2 and $452.6                                     596.0         555.3
Other noncurrent assets                                 11.1           7.8
                                                      ------        ------
     Total assets                                     $755.3        $714.6
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                         $6.4          $4.3
  Accounts payable                                     186.9         196.3
  Payroll and benefits payable                           5.3           4.2
  Accrued taxes                                          4.3           5.4
  Accrued interest                                       3.7           5.3
  Long-term debt due within one year                    36.8          16.5
                                                      ------        ------
     Total current liabilities                         243.4         232.0

Long-term debt, less unamortized discount              228.0         202.7
Long-term deferred income taxes                        145.1         139.7
Deferred credits and other liabilities                  20.8          20.2


Preferred stock of subsidiary                            3.8           3.8


STOCKHOLDERS' EQUITY                                   114.2         116.2
                                                      ------        ------
     Total liabilities and stockholders' equity       $755.3        $714.6
                                                      ======        ======




The Delhi Group is a discontinued operation of USX - see Note 2.

Selected notes to financial statements appear on pages 63-66.

                         DELHI GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1997         1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                       $(.7)           $-
Adjustments to reconcile to net cash provided from
 operating activities:
  Depreciation, depletion and amortization              18.1          20.7
  Pensions                                               1.8            .7
  Deferred income taxes                                  4.9             -
  Gain on disposal of assets                             (.6)          (.5)
  Payment of amortized discount on zero
      coupon debentures                                 (1.0)            -
  Changes in:
     Current receivables                                (1.3)         18.4
     Inventories                                         3.1            .5
     Current accounts payable and accrued expenses     (11.0)        (11.5)
  All other - net                                       (2.6)          2.2
                                                      ------        ------
     Net cash provided from operating activities        10.7          30.5
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                   (59.2)        (55.4)
Disposal of assets                                       1.0            .6
                                                      ------        ------
     Net cash used in investing activities             (58.2)        (54.8)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in Delhi Group's share of USX
    consolidated debt                                   48.9          24.3
Dividends paid                                          (1.4)         (1.4)
                                                      ------        ------
     Net cash provided from financing activities        47.5          22.9
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       -          (1.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            .4           1.9
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $.4           $.5
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid             $(20.4)       $(16.6)
  Income taxes paid, including settlements with
   other groups                                          (.5)          (.2)






The Delhi Group is a discontinued operation of USX - see Note 2.

Selected notes to financial statements appear on pages 63-66.

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

     2. On October 22, 1997, USX announced that it had entered into a definitive agreement to sell its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprise all of the Delhi Group (Delhi Companies). The transaction involves a gross purchase price of $762 million. Under the USX Restated Certificate of Incorporation, USX is required to elect one of three options to return the value of the net proceeds received in the transaction to the holders of shares in USX-Delhi Group Common Stock (Delhi shareholders). Of the three options, USX currently anticipates that it will elect to use the net proceeds to redeem all shares of Delhi Stock. The net proceeds are to be distributed to the Delhi shareholders on or prior to the first business day following the 60th day following the closing date of the transaction.

          The financial results of the Delhi Group have been reclassified as discontinued operations for all periods presented in the USX Consolidated Statement of Operations. The net assets of the Delhi Companies have been reclassified in the USX Consolidated Balance Sheet as of September 30, 1997, to separately reflect them as net assets of discontinued operations.

     3. The financial statements of the Delhi Group include the financial position, results of operations and cash flows for the businesses of Delhi Gas Pipeline Corporation and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial

                         DELHI GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     3.   (Continued)

     statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Delhi Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

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

     4. The method of calculating net income (loss) per share for the Delhi Stock, Marathon Stock and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Delhi Group, the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

          The provision (credit) for estimated income taxes for the Delhi Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the Delhi, Marathon and U.
     S. Steel Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions. The Delhi Group's third quarter 1997 credit for estimated income taxes included a $1.0 million favorable deferred state income tax adjustment, net of federal income tax.

     6. In the second quarter of 1997, the Delhi Group revised the estimated economic lives of its depreciable assets. Depreciation expense for 1997 has been revised based on this increase in the estimated economic lives. The favorable effect on net income in the second quarter and first nine months of 1997 was $2.1 million, or $.22 per share.

     7.   Inventories are carried at lower of average cost or market.

                                                         (In millions)
                                                     ----------------------
                                                     Sept. 30   December 31
                                                       1997         1996
                                                     --------   -----------
    Natural gas in storage                              $3.4         $6.4
    Natural gas liquids in storage                        .3           .1
    Materials and supplies                               1.8          2.1
                                                        ----          ----
      Total                                             $5.5         $8.6
                                                        ====          ====

     8. The Delhi Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable subject to limited recourse. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1997, the amount sold under the program that had not been collected was $50.0 million. Subsequent to the balance sheet date, in anticipation of the sale of the subsidiaries comprising all of the Delhi Group, the program was amended to remove all Delhi Group receivables.

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

         For a number of years, the Delhi Group has made capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1997 and for the years
     1996 and 1995, such capital expenditures totaled $7.9 million, $9.0 million and $5.5 million, respectively. The Delhi Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

     At September 30, 1997, contract commitments for the Delhi Group's capital expenditures for property, plant and equipment totaled $8.0 million compared with $4.4 million at December 31, 1996.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Delhi Group ("Delhi") includes Delhi Gas Pipeline Corporation and certain other subsidiaries of USX which are engaged in the purchasing, gathering, processing, treating, transporting and marketing of natural gas, natural gas liquids ("NGLs") and electric power. The following discussion should be read in conjunction with the third quarter 1997 USX consolidated financial information and the Delhi Group Financial Statements and selected notes. In addition, the discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 73.

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

Outlook
-------
     On October 22, 1997, USX Corporation announced that it had entered into a definitive agreement for USX to sell its stock in Delhi Gas Pipeline Corporation and the other subsidiaries of USX that comprise all of the Delhi Group (the "Delhi Companies") to Koch Midstream Enterprises, Inc., an affiliate of Koch Industries, Inc. The transaction involves a gross purchase price of $762 million, which, based upon September 30, 1997, financial information, USX estimates will result in net proceeds available for distribution to the holders of USX-Delhi Common Stock ("Delhi Stock") of between $19 and $21 cash per share of Delhi Stock.

     The net proceeds are calculated in accordance with USX's Restated Certificate of Incorporation (the "USX Certificate") which (in relevant part) defines net proceeds as an amount equal to the gross proceeds of a disposition after any payment of, or reasonable provision for , (i) any taxes payable by USX in respect of such disposition, (ii) any taxes payable by USX in respect of any dividend or redemption, (iii) any transaction costs, including, without limitation, any legal, investment banking and accounting fees and expenses, and
(iv) any liabilities (contingent or otherwise) of, or allocated to, the Delhi Group, including, without limitation, any indemnity obligations incurred in connection with the disposition.

     The following is a sample calculation of the midpoint of the $19 to $21 per share estimated range of net proceeds which is based on Delhi Group data as of September 30, 1997. The estimate of net proceeds included herein is a forward-looking statement. A number of factors used in the calculation may change between September 30 and the effective date including, among other things, the amount of debt attributed to the Delhi Group, which is impacted by the Delhi Group's cash flow through the effective date, and the taxes to be incurred, which are impacted by changes in the tax basis of the Delhi Group's assets after September 30. Actual net proceeds will be based on data as of the effective date, currently expected to be October 31, 1997. Accordingly, the actual net proceeds may vary from the estimated range set forth above.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                                                 $ Millions

    Gross Purchase Price                                             $762
         Less:  Estimated adjustments to purchase price for
                liabilities retained by the Delhi Companies            27
                                                                    -----
    Estimated Adjusted Purchase Price                                $735

    Less:  Estimated attributed debt, preferred stock,
           transaction costs and other liabilities of the
           Delhi Group                                                317
    Less:  Estimated taxes payable (1)                                220
                                                                    -----
    Estimated net proceeds                                           $198
                                                                    =====
    Estimated net proceeds per share available for distribution (2)   $20
                                                                    =====

     An estimated financial gain of $84 million aftertax, which is based on the preceding sample calculation of the midpoint of the estimated range of net proceeds available for distribution to Delhi shareholders, will be recorded by the Delhi Group when the transaction is closed. This gain, which may vary from the estimate set forth herein, will accrue to the benefit of Delhi shareholders and is already reflected in the estimated range of net proceeds indicated above.

     Under the USX Certificate, USX is required to elect one of three options to return the value of the net proceeds received in the transaction to the Delhi shareholders. The net proceeds are to be distributed to the shareholders on or prior to the first business day following the 60th day following the closing date of the transaction ("Redemption Date").

     Following is an excerpted summary of the three options:
          USX is required to
             (A)  declare and pay a dividend to the holders of Delhi Stock in an amount equal to the net proceeds of such disposition; or

             (B)  redeem the outstanding shares of Delhi Stock with such net proceeds; or

             (C)  exchange each outstanding share of Delhi Stock for a number of fully paid and nonassessable shares of Marathon Stock equal to 110% of the average daily ratio of the market value of one share of Delhi Stock to the market value of one share of Marathon Stock during a specified ten-business day period.


     Of the three options, USX currently anticipates that it will elect to use the net proceeds to redeem all shares of Delhi Stock. USX is required to give public notice of which option it has elected not less than 30 days nor more than 60 days prior to the Redemption Date. Due to the time required to finalize the calculation of the net proceeds, USX anticipates that it will give the required notice approximately 30 days after the closing date of the transaction.

     The transaction is subject to the receipt of Hart-Scott-Rodino approval and other customary conditions. The parties expect the closing to occur in November.


---------------------
[FN]
(1) Based on estimated tax basis of $165 million at September 30, 1997, and assuming a tax rate of 38.5%.
(2) Based on 9.45 million shares outstanding at September 30, 1997, and assuming the settlement of outstanding employee stock options to purchase approximately 409,000 shares of Delhi Stock.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 1997 and 1996 are summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1997    1996    1997     1996
--------------------------------------------------------------------------------
Gas sales and trading                           $267.6 $212.9   $774.3   $645.3
Transportation                                     5.0     4.0    14.6     12.5
Gas processing and NGLs trading                   37.8    23.9    97.8     63.7
Gathering service fees                             6.7     5.8    21.7     16.3
Electric power marketing                         107.4     1.2   122.2      4.5
Other                                                -       -      .6       .5
                                                ------  ------ -------   ------
Total revenues                                  $424.5 $247.8 $1,031.2   $742.8
                                                ======  ====== =======   ======

     Revenues for the third quarter and first nine months of 1997, increased $176.7 million and $288.4 million, respectively, from the comparable prior-year periods, primarily due to increased volumes for natural gas and NGLs trading and electric power marketing, and increased natural gas sales prices. Revenues from trading activities typically have a lower impact on gross margins than revenues from sales activities.

     Operating income in the third quarter of 1997 increased by $0.3 million as compared with the third quarter of 1996. Operating income in the third quarter of 1997 included the unfavorable effect of employee severance accruals. Excluding these accruals, operating income increased $1.8 million as compared with the third quarter of 1996. This was primarily the result of increased gross margins and decreased depreciation, depletion and amortization ("DD&A"), partially offset by increased selling, general and administrative expenses ("SG&A"), exclusive of the employee severance accruals, and increased operating expenses. Operating income in the first nine months of 1997 decreased by $0.3 million as compared with the first nine months of 1996. Excluding the unfavorable effect of employee severance accruals, operating income increased $1.2 million as compared with the first nine months of 1996. This was primarily the result of increased gross margins and decreased DD&A, partially offset by increased operating expenses and increased SG&A.

     Gas sales and trading gross margin in the third quarter of 1997 increased by $1.6 million as compared with the third quarter of 1996. This was primarily the result of a 19% increase in unit margins, which was partially offset by a 4% decrease in gas sales volumes. Gas sales and trading gross margin in the first nine months of 1997 decreased by $6.0 million as compared with the first nine months of 1996. This was primarily the result of a 10% decrease in unit margins and a 4% decrease in gas sales volumes.

     Transportation gross margin for the third quarter and first nine months of 1997, increased $1.0 million and $2.1 million, respectively, from the comparable prior-year periods, primarily due to volume increases of 36% and 27%, respectively, which were partially offset by decreased average transportation rates.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Natural gas processing and NGLs trading gross margin in the third quarter of 1997 decreased by $3.7 million, as compared with the third quarter of 1996. The decrease was primarily the result of lower NGLs sales prices and higher feedstock costs, resulting in a 40% decrease in unit margins, and a 12% decrease in NGLs sales volumes. Gas processing and NGLs trading gross margin in the first nine months of 1997 decreased by $0.6 million, from the comparable 1996 period, mainly due to slightly lower unit margins and trading losses.

     Gathering service fees from treating, dehydration, compression and other services, for the third quarter and first nine months of 1997, increased $0.9 million and $5.4 million, respectively, from the comparable prior-year periods. These increases were due to higher systems volumes and higher natural gas sales prices.

     Electric power marketing gross margin for the third quarter and first nine months of 1997, increased $2.2 million and $2.3 million, respectively, from the comparable prior-year periods, primarily due to large volume increases, which were partially offset by decreased unit margins.

     Operating costs, excluding gas and electricity purchase costs, increased $1.7 million in the third quarter of 1997 as compared with the third quarter of 1996. Excluding the unfavorable effect of employee severance accruals previously mentioned, operating costs, excluding gas and electricity purchase costs, increased $0.2 million as compared with the third quarter of 1996. The primary reason for the increase was higher SG&A, exclusive of the employee severance accruals, substantially offset by decreased DD&A. Operating costs, excluding gas and electricity purchase costs, for the first nine months of 1997 increased by $3.5 million as compared with the first nine months of 1996. Excluding the employee severance accruals, operating costs, excluding gas and electricity purchase costs, increased $2.0 million as compared to the first nine months of 1996. Operating expenses (cost of sales excluding gas and electricity purchase costs), increased $2.8 million primarily due to higher field operating expenses. SG&A, exclusive of employee severance accruals increased $1.6 million, primarily due to increased corporate administrative costs and compensation charges. The increases in operating expenses and SG&A were partially offset by a $2.6 million decrease in DD&A.

     Credit for estimated income taxes, for the third quarter and first nine months of 1997, included a $1.0 million favorable deferred state income tax adjustment, net of federal income tax effects.

     Interest and other financial costs, for the third quarter and first nine months of 1997, increased $1.3 million and $2.6 million, respectively, from the comparable prior-year periods, primarily due to increased debt levels caused by capital spending in excess of cash provided from operating activities.

     A net loss of $0.6 million was recorded in the third quarter of 1997, compared with a net loss of $1.2 million in the third quarter of 1996. Delhi reported a net loss of $0.7 million for the first nine months of 1997. Net income was at break-even for the first nine months of 1996. The changes in net income primarily reflect the factors discussed above.

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Dividends to Shareholders
-------------------------
     In view of the pending agreement for USX to sell its stock in the Delhi Companies, the USX Board of Directors did not declare a third quarter dividend on Delhi Stock. The net proceeds available for distribution to Delhi Group stockholders after disposition of the Delhi Group will effectively be increased by the amount that would have been paid to the Delhi Group stockholders had a third quarter dividend been declared.

Cash Flows
----------
     Net cash provided from operating activities of $10.7 million decreased $19.8 million in the first nine months of 1997, compared with the first nine months of 1996. The decrease primarily reflected unfavorable changes in working capital.

     Capital expenditures for property, plant and equipment in the first nine months of 1997 were $59.2 million, compared with $55.4 million in the first nine months of 1996. Expenditures in the first nine months of 1997 were primarily for completion of the second phase of the Cotton Valley Pinnacle Reef expansion project in east Texas, expansion of pipeline and processing assets in west Texas, and acquisitions and expansions related to Delhi's south Texas systems. Contract commitments for capital expenditures were $8.0 million at September 30, 1997, compared with $4.4 million at year-end 1996.

     Financial obligations increased by $48.9 million in the first nine months of 1997 as capital expenditures exceeded net cash provided from operating activities. Financial obligations consist of the Delhi Group's portion of USX debt and preferred stock of a subsidiary attributed to all three groups.

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

                         DELHI GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Accounting Standard
-------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which changes the computation and presentation of net income per share. USX will adopt SFAS No. 128 in the fourth quarter of 1997, as required. While restatement for prior-periods is required by the standard, net income per share presented for USX-Delhi Group Common Stock for the third quarter and first nine months of 1997 and for the years 1996 and 1995 is not expected to change materially.

                         DELHI GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------
                                                Third Quarter    Nine Months
                                                    Ended            Ended
                                                   Sept 30          Sept 30
(Dollars in millions)                            1997   1996*    1997    1996*
--------------------------------------------------------------------------------
GROSS MARGIN

 Gas Sales and Trading                          $13.0   $11.4    $38.1   $44.1
 Transportation                                   5.0     4.0     14.6    12.5
                                               ------  ------   ------   ------
 Systems and Trading                             18.0    15.4     52.7    56.6
 Gas Processing and NGLs Trading                  4.1     7.8     18.0    18.6
 Gathering Service Fees                           6.7     5.8     21.7    16.3
 Electric Power Marketing                         2.3      .1      2.5      .2
                                               ------  ------  ------   ------
    Total Gross Margin                          $31.1   $29.1    $94.9   $91.7

OPERATING INCOME                                 $3.5    $3.2    $14.8   $15.1


CAPITAL EXPENDITURES                            $21.6   $13.5    $59.2   $55.4


OPERATING STATISTICS

Natural Gas Volumes (a)
 Natural Gas Sales                              496.7   516.4    515.1   532.9
 Transportation                                 630.7   464.3    583.0   456.5
                                               ------  ------   ------   ------
    Systems Throughput                        1,127.4   980.7  1,098.1   989.4
 Trading Sales                                  791.0   589.7    695.7   562.7
                                              ------- -------  -------  -------
    Total Sales Volumes                       1,918.4 1,570.4  1,793.8 1,552.1

Processed NGLs Sold (b)                          704.4  801.3    772.0   764.0

Electric Power Marketing (c)                    3,836.0  45.9  4,504.0   202.6

---------------

      (a) Millions of cubic feet per day
      (b) Thousands of gallons per day
      (c) Gigawatthours
      *Certain amounts have been reclassified to conform to 1997 classifications



The Delhi Group is a discontinued operation of USX - see Note 2.

Part II - Other Information
----------------------------

     Item 1. LEGAL PROCEEDINGS

          Marathon Group

               On January 23, 1997, a Notice of Violation was served by the Illinois Environmental Protection Agency ("IEPA") on the Marathon Group, including Marathon Oil Company (Robinson Refinery and Brand Marketing), Marathon Pipe Line Company and Emro Marketing Company, consolidating various alleged violations of federal and state environmental laws and regulations relating to air, water and soil contamination. Based on the ongoing negotiations with IEPA, a penalty in excess of $100,000 may be assessed against each of these companies.

          U. S. Steel Group

               On September 17, 1997, USX received a draft consent decree addressing issues raised in a Notice of Violation (NOV) issued by the United States Environmental Protection Agency (U.S.EPA) in January 1997. The NOV alleged air quality violations at U. S. Steel's Edgar Thomson Plant. The draft consent decree addressed these issues, including various operational requirements, which U.S.EPA believes are necessary to bring the plant into compliance, and proposed a civil penalty of $2 million. USX had begun implementing some of the compliance requirements identified by U.S.EPA. USX is arranging a meeting with U.S.EPA and other involved agencies to begin negotiations on the consent decree and an appropriate penalty.

---------------------------------------

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

                                                      (In millions)
                                             -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1997    1996    1997     1996
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $3,920  $4,186 $11,755  $11,859
Operating income                                   356     323     814      945
Net income                                         219     156     423      471

                                                         (In millions)
                                                    -----------------------
                                                     Sept. 30   December 31
                                                       1997         1996
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $3,301        $3,271
Noncurrent assets                                      8,217         7,977
                                                      ------        ------
Total assets                                         $11,518       $11,248
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $1,996        $2,197
Noncurrent liabilities                                 7,245         7,199
Stockholder's equity                                   2,277         1,852
                                                     -------       -------

Total liabilities and stockholder's equity           $11,518       $11,248

                                                     =======       =======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

               2.1 Stock Purchase and Sale Agreement
               relating to disposition of Delhi
               Group Companies...................      Incorporated by reference
                                                       to exhibit 2 of Form
                                                       8-K dated October 22,
                                                       1997.
               3.1 USX Restated Certificate of
                    Incorporation dated
               September 1, 1996.................      Incorporated by reference
                                                       to Exhibit 3.1 to the
                                                       USX Report on Form
                                                       10-Q for the quarter
                                                       ended March 31, 1997.
               3.2 USX By-Laws, effective as of
               July 30, 1996.....................      Incorporated by reference
                                                       to Exhibit 3(a) to the
                                                       USX  Report on Form
                                                       10-Q for the quarter
                                                       ended June 30, 1996.
               4.1 Amended and Restated Rights
               Agreement.........................      Incorporated by reference
                                                       to USX's Form 8
                                                       Amendment to Form 8-A
                                                       filed on October 9,
                                                       1992 (File No. 1-5153).

               12.1 Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Stock Dividends

               12.2 Computation of Ratio of Earnings to Fixed Charges

               27.  Financial Data Schedule

   (b) REPORTS ON FORM 8-K

          Form 8-K dated October 22, 1997, reporting under Item 2. Acquisition or Disposition of Assets, that USX Corporation announced that it had entered into a definitive agreement for USX to sell its stock in Delhi Gas Pipeline Corporation and the other subsidiaries of USX that comprise all of the Delhi Group to Koch Midstream Enterprises, Inc., an affiliate of Koch Industries, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.


      USX CORPORATION



      By /s/ Kenneth L. Matheny
         Kenneth L. Matheny
          Vice President &
            Comptroller

November 12, 1997