Form 10-K
period 1997-12-31
USX CORP
filed 1998-03-04
CIK 101778

                                   FORM 10-K                                1997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997
                                      OR
   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______to______

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
                   (Address of principal executive offices)
                            TEL. NO. (412) 433-1121
         Securities registered pursuant to Section 12(b) of the Act:*
================================================================================
                              Title of Each Class
--------------------------------------------------------------------------------

USX-Marathon Group                                  6-3/4% Exchangeable Notes Due 2000
   Common Stock, par value $1.00                    8-3/4% CUMULATIVE MONTHLY INCOME PREFERRED SHARES,
USX-U. S. Steel Group                                   SERIES A (LIQUIDATION PREFERENCE $25 PER SHARE)**
   COMMON STOCK, PAR  VALUE $1.00                   6.75% CONVERTIBLE QUARTERLY INCOME PREFERRED
USX-DELHI GROUP                                         SECURITIES (INITIAL LIQUIDATION AMOUNT $50 PER
   COMMON STOCK#, PAR VALUE $1.00                       SECURITY)***
6.50% CUMULATIVE CONVERTIBLE PREFERRED              7% GUARANTEED NOTES DUE 2002 OF MARATHON OIL
   (LIQUIDATION PREFERENCE $50.00 PER SHARE)            COMPANY****

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes X   NO
                                                 --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of Common Stock held by non-affiliates as of January 31, 1998: $12.6 billion. The amount shown is based on the closing prices of the registrant's Common Stocks on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 288,791,943 shares of USX-Marathon Group Common Stock and 86,578,618 shares of USX-U. S. Steel Group Common Stock outstanding as of January 31, 1998.#

Documents Incorporated By Reference:
  Proxy Statement dated March 9, 1998 is incorporated in Part III.
  Proxy Statement dated March 10, 1997 is incorporated in Part IV.
--------------------
   # On January 26, 1998, USX redeemed all of the outstanding shares of USX-Delhi Group Common Stock.
   * These securities are listed on the New York Stock Exchange. In addition, the Common Stocks are traded on The Chicago Stock Exchange and the Pacific Stock Exchange.
   ** Issued by USX Capital LLC.
  *** Issued by USX Capital Trust I
 **** Obligations of Marathon Oil Company, USX Capital LLC and USX Capital
      Trust I, all wholly owned subsidiaries of the registrant, have been guaranteed by the registrant.

                                     INDEX

PART I
             NOTE ON PRESENTATION.....................................................       2

  Item 1.    BUSINESS
                USX CORPORATION.......................................................       4
                MARATHON GROUP........................................................       6
                U. S. STEEL GROUP.....................................................      28
  Item 2.    PROPERTIES...............................................................      38
  Item 3.    LEGAL PROCEEDINGS
                MARATHON GROUP........................................................      38
                U. S. STEEL GROUP.....................................................      41
  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................      46

PART II
  Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...................................................      47
  Item 6.    SELECTED FINANCIAL DATA
                USX CONSOLIDATED......................................................      49
                MARATHON GROUP........................................................      51
                U. S. STEEL GROUP.....................................................      52
  Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                USX CONSOLIDATED......................................................    U-39
                MARATHON GROUP........................................................    M-25
                U. S. STEEL GROUP.....................................................    S-25
  Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                USX CONSOLIDATED......................................................    U-55
                MARATHON GROUP........................................................    M-35
                U. S. STEEL GROUP.....................................................    S-36
  Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                USX CONSOLIDATED......................................................     U-1
                MARATHON GROUP........................................................     M-1
                U. S. STEEL GROUP.....................................................     S-1
  Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.....................................      53

PART III
  Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................      54
  Item 11.   MANAGEMENT REMUNERATION..................................................      55
  Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..........................................................      55
  Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................      55

PART IV
  Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.............................................................      56

SIGNATURES............................................................................      59

GLOSSARY OF CERTAIN DEFINED TERMS.....................................................      60

SUPPLEMENTARY DATA

  SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY............................      62
  DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS........................................      63

NOTE ON PRESENTATION

  USX Corporation ("USX" or the "Corporation") is a diversified company which is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. USX has two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"). Each class of Common Stock is intended to provide stockholders of that class with a separate security reflecting the performance of the related group.

  Effective October 31, 1997, USX sold Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the USX-Delhi Group ("Delhi Companies"). On January 26, 1998, USX used the $195 million net proceeds from the sale to redeem all of the 9.45 million outstanding shares of USX-Delhi Group Common Stock.

  USX continues to include consolidated financial information in its periodic reports required by the Securities Exchange Act of 1934, in its annual shareholder reports and in other financial communications. The consolidated financial statements are supplemented with separate financial statements of the Marathon Group and the U. S. Steel Group, together with the related Management's Discussion and Analyses, descriptions of business and other financial and business information to the extent such information is required to be presented in the report being filed. The financial information of the Marathon Group and
U. S. Steel Group and certain financial information relating to the Delhi Companies, taken together, includes all accounts which comprise the corresponding consolidated financial information of USX.

  For consolidated financial reporting purposes, USX's reportable industry segments correspond with its two groups. The attribution of assets, liabilities (including contingent liabilities) and stockholders' equity between the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of Marathon Stock and Steel Stock are holders of common stock of USX and continue to be subject to all of the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from either of the Groups that affect the overall cost of USX's capital could affect the results of operations and financial condition of both groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group and the U. S. Steel Group financial information.

  For information regarding accounting matters and policies affecting the Marathon Group and the U. S. Steel Group financial statements, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 1. Basis of Presentation and - 4. Corporate Activities" for each respective group. For information regarding dividend limitations and dividend policies affecting holders of Marathon Stock and Steel Stock, see "Market for Registrant's Common Equity and Related Stockholder Matters."

  For a Glossary of Certain Defined Terms used in this document, see page 60.

FORWARD-LOOKING STATEMENTS

  Certain sections of USX's Form 10-K, particularly Item 1. Business, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional factors affecting the businesses of USX, see Supplementary Data - Disclosures About Forward-Looking Statements.

                                     PART I

ITEM 1. BUSINESS

USX CORPORATION

  USX Corporation was incorporated in 1901 and is a Delaware corporation. Executive offices are located at 600 Grant Street, Pittsburgh, PA 15219-4776. The terms "USX" and "Corporation" when used herein refer to USX Corporation or USX Corporation and its subsidiaries, as required by the context.

INDUSTRY SEGMENTS

  For consolidated reporting purposes, USX's industry segments previously consisted of the Marathon Group, the U. S. Steel Group and the Delhi Group. Effective October 31, 1997, USX sold Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements -
3. Discontinued Operations" on page U-10. USX's industry segments correspond with the Marathon Group and the U. S. Steel Group, as follows:

     . The Marathon Group is comprised of Marathon Oil Company ("Marathon") and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and power generation. Marathon Group revenues as a percentage of total USX consolidated revenues were 69% in 1997, 71% in 1996 and 68% in 1995.

     . The U. S. Steel Group includes U. S. Steel, the largest steel producer in the United States , which is primarily engaged in the production and sale of steel mill products, coke, and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services (together with U. S. Steel, the "Steel and Related Businesses"). Steel & Related - Equity Affiliates is comprised of joint ventures and partially-owned companies, such as USS/Kobe, USS-POSCO Industries, PRO-TEC Coating Company, and Transtar, Inc. Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. U. S. Steel Group revenues as a percentage of total USX consolidated revenues were 31% in 1997, 29% in 1996 and 32% in 1995.

     A three-year summary of financial highlights for the groups is provided below.

                                                    Income from       Assets        Capital
                                Revenues(a)(b)   Operations(b)(c)   at Year-End   Expenditures
                                --------------   ----------------   -----------   ------------
     (Millions)
     Marathon Group
      1997...................      $15,754             $  932           $10,565         $1,038
      1996...................       16,394              1,296            10,151            751
      1995...................       13,913                147            10,109            642

     U. S. Steel Group
      1997...................        6,941                773             6,694            261
      1996...................        6,670                483             6,580            337
      1995...................        6,557                582             6,521            324

     Adjustments for
     Discontinued
     Operations and
     Eliminations (d)
      1997...................         (107)                --                25             74
      1996...................          (87)                --               249             80
      1995...................          (57)                (3)              113             50

     Total USX Corporation
      1997...................      $22,588             $1,705           $17,284         $1,373
      1996...................       22,977              1,779            16,980          1,168
      1995...................       20,413                726            16,743          1,016

-------------------
(a) Consists of sales, dividend and affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income. Excludes revenues of the Delhi Group, which have been reclassified as discontinued operations.

(b) Amounts for 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income, gain on affiliate stock offering and other income, and to conform to other 1997 classifications.

(c) Consists of operating income, dividend and affiliate income, net gains on disposal of investments, gain on affiliate stock offering and other income. Excludes income from operations of the Delhi Group, which has been reclassified as discontinued operations for all periods presented. Includes favorable (unfavorable) adjustments to the inventory market valuation reserve for the Marathon Group of $(284) million, $209 million and $70 million in 1997, 1996 and 1995, respectively. Also includes charges for impairment of long-lived assets totaling $659 million for the Marathon Group and $16 million for the U. S. Steel Group in 1995.

(d) Effective October 31, 1997, USX sold Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the USX-Delhi Group.

       For additional financial information about industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 9. Operations and Segment Information - Continuing Operations" on page U-12.

       The total number of active USX Headquarters employees not assigned to a specific group at year-end 1997 was 242.

       A narrative description of the primary businesses of the Marathon Group and the U. S. Steel Group is provided below.

MARATHON  GROUP

     The Marathon Group is comprised of Marathon and certain other subsidiaries of USX which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and power generation. Marathon Group revenues as a percentage of total USX consolidated revenues were 69% in 1997, 71% in 1996 and 68% in 1995.

     The following table summarizes Marathon Group revenues for each of the last three years:

     REVENUES (a)
     (MILLIONS)                               1997      1996      1995
                                             -------   -------   -------
     Refined products.....................   $ 7,012   $ 7,132   $ 6,127
     Merchandise..........................     1,045     1,000       941
     Liquid hydrocarbons..................       941     1,111       881
     Natural gas..........................     1,331     1,194       950
     Transportation and other (b).........       253       277       239
                                             -------   -------   -------
     Subtotal.............................    10,582    10,714     9,138
     Matching buy/sell transactions (c)...     2,436     2,912     2,067
     Excise taxes (c).....................     2,736     2,768     2,708
                                             -------   -------   -------
       Total revenues.....................   $15,754   $16,394   $13,913
                                             =======   =======   =======

-------------------
(a) Amounts in 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income and other income, and to conform to other 1997 classifications.
(b) Includes dividend and affiliate income, net gains on disposal of assets and other income.
(c) Included in both sales and operating costs, resulting in no effect on income.

     For additional financial information about USX's industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 9. Operations and Segment Information" on page U-12.


                               RECENT DEVELOPMENT

     Effective January 1, 1998, Marathon and Ashland Inc. ("Ashland") formed a new domestic refining, marketing and transportation ("RM&T") company, Marathon Ashland Petroleum LLC ("MAP"). Marathon has a 62% ownership interest in MAP, and Ashland holds the remaining 38% interest.

     MAP has seven refineries with a combined capacity of 935,000 barrels per day, 84 light products and asphalt terminals, about 5,400 retail marketing outlets in 20 states and significant pipeline holdings. Ashland's refinery-produced petrochemicals are included in MAP; however, Marathon's exploration and production operations and Ashland's chemical and Valvoline businesses are excluded. Marathon's investments in certain pipelines are also excluded.

     For additional discussion of Marathon's RM&T operations, see "Refining, Marketing and Transportation" herein.

OIL AND NATURAL GAS EXPLORATION AND DEVELOPMENT

     Marathon is currently conducting exploration and development activities in 12 countries, including the United States. Principal exploration activities are in the United States, the United Kingdom, Egypt, Gabon, Ireland, Tunisia, Canada and the Netherlands. Principal development activities are in the United States, the United Kingdom, Egypt, Gabon and Russia.

     During 1997, exploration activities resulted in discoveries in the United States (both onshore and in the Gulf of Mexico), offshore Gabon and in the United Kingdom sector of the North Sea ("U.K. North Sea").

     The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share as the context requires):

NET PRODUCTIVE AND DRY WELLS COMPLETED (a)
                                          1997             1996           1995
                                          ----             ----           ----
United States
 Development (b) - Oil                      44               43             42
                 - Gas                      76               73             72
                 - Dry                       3                9              3
                                          ----              ---            ---
                 Total                     123              125            117

 Exploratory     - Oil                       4                1              2
                 - Gas                      13               18              9
                 - Dry                      10               13             12
                                          ----              ---            ---
                 Total                      27               32             23
                                          ----              ---            ---
                 Total United States       150              157            140

International
 Development (b) - Oil                       5                2              3
                 - Gas                       1                1              3
                 - Dry                       -                -              1
                                          ----              ---            ---
                 Total                       6                3              7

 Exploratory     - Oil                       4                3              2
                 - Gas                       -                -              -
                 - Dry                       5                6              9
                                          ----              ---            ---
                 Total                       9                9             11

                 Total International        15               12             18
                                          ----              ---            ---
                 Total Worldwide           165              169            158

------------------
(a) Includes the number of wells completed during the year regardless of when drilling was initiated. Completion refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry well, the reporting of abandonment to the appropriate agency.

(b)  Indicates wells drilled in the proved area of an oil or gas reservoir.

United States

     In the United States during 1997, Marathon completed 39 gross wildcat and delineation ("exploratory") wells (27 net wells). Marathon drilled to total depth 40 gross (28 net) exploratory wells of which 27 gross (19 net) wells encountered hydrocarbons. Of these 27 wells, 8 gross (4 net) wells were temporarily suspended, and will be reported in the Net Productive and Dry Wells Completed table when completed. Principal domestic exploration and development activities were in the U.S. Gulf of Mexico and the states of Texas, Oklahoma and Wyoming.

     Exploration expenditures during the three-year period ended December 31, 1997, totaled $404 million in the United States, of which $170 million was incurred in 1997. Development expenditures during the three-year period ended December 31, 1997, totaled $968 million in the United States, of which $477 million was incurred in 1997.

     The following is a summary of recent, significant exploration and development activity in the United States including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

     Gulf of Mexico - Marathon continues to consider the Gulf of Mexico ("Gulf") as a core area for domestic growth in oil and gas production and has committed significant resources towards exploitation of available opportunities.

     In November 1997, oil and gas production commenced from the first well of the Troika subsea development project in the Green Canyon 244 field, located in the central Gulf. Five subsea wells, when tied back to a co-venturer's "Bullwinkle" platform, are expected to produce at a gross rate of 90,000 barrels per day ("bpd") of liquid hydrocarbons and 125 million cubic feet per day ("mmcfd") of gas. For 1998, production is expected to average 80,000 gross bpd and 110 gross mmcfd. The Troika project, consisting of four blocks (Green Canyon Blocks 200, 201, 244 and 245), has recoverable reserves estimated at over 200 million gross barrels of oil equivalent ("BOE"). Marathon holds a 33.3% working interest in this four-block development.

     In mid-1997, Marathon announced a deepwater discovery on Green Canyon Block 112 ("Stellaria") in the central Gulf. The Green Canyon 112 No. 1 well was drilled to 20,422 feet, encountering 70 feet of net oil pay in two reservoirs. A sidetrack hole encountered 67 feet of net oil pay in one of the previously penetrated reservoirs. In October, Marathon confirmed successful delineation of this discovery with an appraisal well on adjacent Green Canyon Block 113. The Green Canyon 113 No. 1 well encountered 120 feet of net oil pay. A second delineation well is currently underway on Green Canyon Block 112. The new field is located about nine miles from the Bullwinkle platform and about six miles north of the Troika subsea development project. Development options are under evaluation with initial production targeted for 1999. Marathon has 65% and 20% working interests in Green Canyon Blocks 112 and 113, respectively.

     Progress continues on development of the 1995 discovery on Viosca Knoll Block 786 ("Petronius") in the deepwater Gulf. The Petronius project is estimated to have recoverable reserves of 95 million gross BOE. Initial production is expected in the first quarter of 1999 from a compliant tower in 1,750 feet of water. Marathon holds a 50% working interest in this project, which includes drilling, production and processing facilities and connections to pipeline infrastructure.

     Progress also continues on development of the 1996 discoveries on Ewing Bank Blocks 963 ("Arnold") and 917 ("Oyster"). Both discoveries will be completed subsea and tied back to the Marathon-operated Ewing Bank 873 platform. Recoverable reserves are estimated at 25 million gross BOE for Arnold and 10 million gross BOE for Oyster. First production is expected from Arnold and Oyster in the second quarter of 1998. Marathon owns a working interest of 62.5% in Arnold and 66.67% in Oyster.

     Texas - In east Texas, Marathon is actively involved in a development drilling program of gas reserves in the Austin Chalk area. Marathon has 50,000 net acres under lease in this play. A thirteen well development program, in which Marathon will have an average 96% working interest, is planned for 1998.

     Also in east Texas, in the Cotton Valley Pinnacle Reef trend, three successful wells were completed in 1997, two of which are operated by Marathon. One additional well has been drilled and completion activities are underway, with first production expected in late March 1998. Marathon has a total leasehold position in this play of 90,000 net acres.

     Oklahoma - In May 1997, Marathon announced the completion of the Jenna Nicole well #1-28, located in the Carter-Knox field. The well tested at a rate of 10 mmcfd in the Arbuckle formation. Full production from this well has been delayed, pending start-up of the Knox Arbuckle gas treating facility, which is expected to be completed by the end of the first quarter of 1998. Marathon owns a 100% working interest in this well and treating facility. A second well targeting the Arbuckle formation commenced drilling in the third quarter of 1997 and is scheduled for completion in April 1998. Marathon has a 100% working interest in the Arbuckle formation of this well, as well as a 37.5% interest in shallower reservoirs, which have been producing for a number of years. A third well is scheduled to commence drilling in the second quarter of 1998.

     Wyoming - In August 1997, Marathon announced that the Vermillion Creek Deep No. 1 exploratory well in Wyoming commenced gas sales at a rate in excess of 12 gross mmcfd. Marathon has an 89% working interest in this discovery well, subject to reversionary interests at payout, which would reduce Marathon's interest to 54%. Pursuant to terms of an exploration agreement, Marathon has an opportunity to earn up to a 50% working interest in 74,000 acres in the Vermillion Basin of Wyoming and Colorado through additional seismic acquisition and drilling. Nine additional wells are scheduled for 1998.

International

     Outside the United States during 1997, Marathon completed 15 gross exploratory wells (9 net wells). Marathon drilled to total depth 18 gross (11 net) exploratory wells in five countries. Of these 18 wells, 10 gross (7 net) wells encountered hydrocarbons.

     Marathon's expenditures for international oil and natural gas exploration activities, including Marathon's 50% equity interest in CLAM Petroleum B.V. ("CLAM"), during the three-year period ended December 31, 1997, totaled $255 million, of which $99 million was incurred in 1997. Marathon's international development expenditures, including CLAM and Marathon's 37.5% equity interest in Sakhalin Energy Investment Company, Ltd. ("Sakhalin Energy"), during the three-year period ended December 31, 1997, totaled $384 million, of which $246 million was incurred in 1997.

     The following is a summary of recent, significant exploration and development activity outside the United States, including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

     United Kingdom - Marathon is continuing its development of the Brae area in the U.K. North Sea where it is the operator and owns a 41.6% revenue interest in the South, Central and North Brae fields, a 38.5% revenue interest in the East Brae field and a 28.1% revenue interest in the West Brae/Sedgwick joint development project. Marathon has interests in 37 blocks in the U.K. North Sea and other offshore areas. In March 1997, Marathon and its partners were awarded three offshore tranches in the Atlantic margin covering over 600,000 gross acres in the U.K.'s 17th license round. Marathon now has interest in approximately 1.5 million gross acres of leasehold interests in the U.K. continental shelf.

     With respect to the West Brae/Sedgwick joint development, the first well began producing at a rate of 9,500 gross bpd of oil in October 1997. As of February 1, 1998, three subsea wells have been tied back to the Marathon-operated Brae A platform. Two additional wells are planned for 1998. Average production of 24,000 gross bpd is expected for 1998 from this joint development project. Gross reserves for the joint project are estimated at 44 million barrels of oil.

     In June 1997, Marathon announced an oil discovery in the U.K. North Sea on Block 16/6b. The well was drilled to a depth of 7,150 feet and encountered 107 feet of net oil pay. Marathon is the operator and holds a 62.5% working interest in the well, which is referred to as the Dalmore Discovery and is located 12 miles west of the Brae A platform. A delineation well was drilled in October 1997, approximately one-half mile southwest of the discovery, but was unsuccessful. Development options for the Dalmore discovery well are currently under evaluation.

     Egypt - In 1997, three development wells and three delineation wells were drilled in the Ras El Ush field, located onshore near the southern Gulf of Suez. A 3-D seismic survey was acquired for the area, and an exploratory well is planned in 1998. Marathon holds a 100% working interest in this field. In addition, three development wells were drilled on the Ashrafi Concession, located offshore in the southern Gulf of Suez. Marathon holds a 50% working interest in this concession.

     Gabon - Development continues on the 1995 Tchatamba Marine discovery, in the Kowe Permit, situated in 150 feet of water, 18 miles offshore Gabon. Field development will consist of two wells producing to a mobile offshore production unit. Processed oil will then be shipped to an adjacent floating storage and offloading vessel. Oil production started in January 1998 and is expected to average 15,000 gross bpd for the year. Marathon is the operator. Its working interest was proportionately reduced from 75% to 56.25% in early 1998 after the Gabonese government exercised its right to obtain a 25% interest in the field.

     Also in the Kowe Permit, in October 1997, Marathon announced an oil discovery in 150 feet of water. The Tchatamba South No. 1 wildcat well flowed from two separate intervals at a combined rate of 7,680 bpd. This discovery is located 10 miles south of Marathon's Tchatamba Marine field. A delineation well, the Tchatamba South No. 2, was drilled in November 1997 and confirmed a commercial hydrocarbon accumulation. The Tchatamba South field is expected to be developed with three wells and use the Tchatamba Marine infrastructure. Pre-development work has begun, with first production anticipated in mid-1999. Marathon is the operator of this concession with a 75% working interest. Under the terms of the concession, the Gabonese government has the right to obtain a maximum 25% working interest in the field, which would proportionately decrease Marathon's interest.

     In December 1997, Marathon drilled another exploration well, the Missoumba No. 1, also in the Kowe Permit. The well is located in 150 feet of water, approximately 22 miles offshore and six miles southeast of the Tchatamba South No. 1 discovery. The well, although unsuccessful, has been temporarily abandoned, awaiting evaluation of sidetrack options.

     An additional Kowe Permit exploratory well, the East Orovinyare No. 1, commenced drilling in December 1997 and reached a total depth of 4,117 feet in January 1998. Hydrocarbons were found in the targeted zone, and evaluation is currently underway.

     Also in Gabon, Marathon is currently acquiring and evaluating seismic data nad has schedules an exploratory well for 1998 on the 636,000-acre Akoumba Marin interest in this deepwater permit.

     Ireland - During 1997, Marathon drilled an exploratory well in the Porcupine Basin off the west coast of Ireland. This well completed a seven-well drilling program required by a 1991 exploration agreement between Marathon and the Irish Government. The 35/30-1 well was drilled to a total depth of 17,110 feet in 2,300 feet of water. Although hydrocarbons were encountered, the well was plugged and abandoned. Further evaluations, including a 3-D seismic acquisition program, are scheduled for 1998. Marathon is the operator with a one-third working interest in the license.

     Marathon continues to evaluate development options for the Southwest Kinsale reservoir, including its use as a gas storage facility. This reservoir is located on the west side of the Kinsale Head field in the Celtic Sea. Marathon holds a 100% working interest in this area.

     Tunisia - Marathon's 60% working interest in the 470,000-acre South Jenein Permit in southern Tunisia was formally ratified by the government in 1996. During 1998, Marathon plans to drill an exploratory well on this permit.

     Canada - Marathon drilled one exploratory well under a farm-in agreement in Alberta during 1997. The Callum Creek #1-24 well was drilled to a depth of 9,843 feet and encountered hydrocarbons. The results are currently under evaluation. In exchange for bearing 100% of the well costs, Marathon earned a 50% working interest in the well and approximately 29,000 gross acres of leasehold.

     Netherlands - In 1997, Marathon, through its 50% equity interest in CLAM, drilled one gross exploratory well and four gross development wells in the Netherlands North Sea. Eight development wells and four exploratory wells are planned for 1998.

     Russia - Marathon holds a 37.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the Piltun-Astokhskoye ("P-A") oil field and the Lunskoye gas-condensate field, located 10-12 miles offshore Sakhalin Island in the Russian Far East Region. On July 25, 1997, authorized representatives of the Russian Government approved the Development Plan for the P-A Field License Area, providing for an initial development of the Astokh Feature. On December 31, 1997, Sakhalin Energy notified the Russian authorities that necessary conditions were in place to commit to the Development Plan. The Development Plan also provides for additional appraisal work with the objective of submitting a full-field Development Plan for the P-A Field in June 1999. Marathon's equity share of reserves from primary production in the Astokh Feature is 82 million barrels of oil. It will be developed using an arctic-class drilling vessel called the Molikpaq, which is being converted to a drilling and production platform. First production from the Astokh Feature is scheduled for mid-1999, with sales forecasted to average 45,000 gross bpd of oil annually as early as 2000. This rate is based on six months of offshore loading operations during the ice-free weather window at an estimated production rate of 90,000 gross bpd. The Russian State Reserve Committee has approved estimated combined reserves for the P-A and Lunskoye fields of one billion gross barrels of liquid hydrocarbons and 14 trillion gross cubic feet of natural gas.

     The above discussions include forward-looking statements concerning various projects, expected production and sales levels, reserves and dates of initial production, which are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, drilling rig availability and geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law. To the extent these assumptions prove inaccurate, actual results could be materially different than present expectations.

Reserves

     At December 31, 1997, the Marathon Group's net proved liquid hydrocarbon and natural gas reserves, including equity affiliate interests, totaled approximately 1.4 billion barrels on a BOE basis, of which 68% were located in the United States. (Natural gas reserves are converted to barrels of oil equivalent using a conversion factor of six thousand cubic feet ("mcf") of natural gas to one barrel of oil.) On a BOE basis, Marathon replaced 147% of its 1997 worldwide oil and gas production. Including dispositions, Marathon replaced 145% of worldwide production. Additions during 1997 were primarily attributable to reserves in the Astokh Feature of the Sakhalin II project and from Gulf of Mexico properties (including Green Canyon 112).

     The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

ESTIMATED QUANTITIES OF NET PROVED OIL AND GAS RESERVES AT DECEMBER 31

                                        DEVELOPED              DEVELOPED & UNDEVELOPED
                                 -----------------------       -----------------------
                                 1997     1996     1995         1997     1996     1995
                                 ----     ----     ----         ----     ----     ----
(MILLIONS OF BARRELS)
Liquid Hydrocarbons
  United States..............     486      443      470          609      589     558
  Europe.....................     161      163      182          161      177     183
  Other International........      12       11       21           26       26      23
                                -----    -----    -----        -----    -----   -----
     Total Consolidated......     659      617      673          796      792     764
  Equity affiliates (a)......       -        -        -           82        -       -
                                -----    -----    -----        -----    -----   -----
WORLDWIDE....................     659      617      673          878      792     764
                                =====    =====    =====        =====    =====   =====
Developed reserves as % of
  total net reserves.........    75.1%    77.9%    88.1%

(BILLIONS OF CUBIC FEET)
Natural Gas
  United States..............   1,702    1,720    1,517        2,220    2,239   2,210
  Europe.....................   1,024    1,133    1,300        1,048    1,178   1,344
  Other International........      19       16       35           23       21      35
                                -----    -----    -----        -----    -----   -----
     Total Consolidated......   2,745    2,869    2,852        3,291    3,438   3,589
  Equity affiliate (b).......      78      100      105          111      132     131
                                -----    -----    -----        -----    -----   -----
WORLDWIDE....................   2,823    2,969    2,957        3,402    3,570   3,720
                                =====    =====    =====        =====    =====   =====
Developed reserves as % of
  total net reserves.........    83.0%    83.2%    79.5%

(MILLIONS OF BARRELS)
Total BOEs
  United States..............     770      729      722          979      962     926
  Europe.....................     332      352      399          336      373     407
  Other International........      15       14       27           30       30      29
                                -----    -----    -----        -----    -----   -----
     Total Consolidated......   1,117    1,095    1,148        1,345    1,365   1,362
  Equity affiliate (a).......      13       17       18          100       22      22
                                -----    -----    -----        -----    -----   -----
WORLDWIDE....................   1,130    1,112    1,166        1,445    1,387   1,384
                                =====    =====    =====        =====    =====   =====
Developed reserves as % of
  total net reserves.........    78.2%    80.2%    84.2%

(a)  Represents Marathon's equity interests in CLAM and Sakhalin Energy.
(b)  Represents Marathon's equity interests in CLAM.

     The above estimates, which are forward-looking statements, are based upon a number of assumptions, including (among others) presently known physical data concerning size and character of the reservoirs, economic recoverability, production experience and other operating considerations. To the extent these assumptions prove inaccurate, actual recoveries could be materially different than current estimates.

     For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves" on page U-32. Reports have been filed with the U.S. Department of Energy ("DOE") for the years 1996 and 1995 disclosing the year-end estimated oil and gas reserves. A similar report will be filed for 1997. The year-end estimates reported to the DOE are the same as the estimates reported in the USX Consolidated Supplementary Data.

Oil and Gas Acreage

     The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage held as of December 31, 1997:

Gross and Net Acreage

                                               Developed &
                               Developed       Undeveloped       Undeveloped
                             -------------   ---------------   ---------------
                             Gross    Net    Gross     Net     Gross     Net
                             -----   -----   ------   ------   ------   ------
  (Thousands of Acres)
  United States...........   2,397     995    2,800    1,451    5,197    2,446
  Europe..................     316     255    2,186      990    2,502    1,245
  Other International.....     116      40   35,363   12,488   35,479   12,528
                             -----   -----   ------   ------   ------   ------
   Total Consolidated.....   2,829   1,290   40,349   14,929   43,178   16,219
  Equity affiliates (a)...     350      35      438      112      788      147
                             -----   -----   ------   ------   ------   ------
  WORLDWIDE...............   3,179   1,325   40,787   15,041   43,966   16,366
                             =====   =====   ======   ======   ======   ======

-------------------
 (a) Represents Marathon's equity interests in CLAM and Sakhalin Energy.

Oil and Natural Gas Production

     The following tables set forth daily average net production of liquid hydrocarbons and natural gas for each of the last three years:

 Net Liquid Hydrocarbons Production (a)
     (Thousands of Barrels per Day)             1997        1996       1995
                                               -----       -----      -----
United States (b)........................        115         122        132
Europe (c)...............................         41          51         56
Other International (c)..................          8           8         17
                                               -----       -----      -----
WORLDWIDE................................        164         181        205
                                               =====       =====      =====

Net Natural Gas Production (d)
(Millions of Cubic Feet per Day)
United States (b)........................        722         676        634
Europe (e)...............................        412         486        448
Other International (e)..................         11          13         15
                                               -----       -----      -----
  Total Consolidated.....................      1,145       1,175      1,097
Equity affiliate (f).....................         42          45         44
                                               -----       -----      -----
WORLDWIDE................................      1,187       1,220      1,141
                                               =====       =====      =====

----------------
(a)  Includes crude oil, condensate and natural gas liquids.
(b) Amounts reflect production from leasehold and plant ownership, after royalties and interest of others.
(c) Amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(d) Amounts reflect sales of equity production, only. It excludes volumes purchased from third parties for resale of 32 mmcfd in 1997 and 1996 and 35 mmcfd in 1995.
(e)  Amounts reflect production before royalties.
(f)  Represents Marathon's equity interest in CLAM.

     At year-end 1997, Marathon was producing crude oil and/or natural gas in six countries, including the United States. Marathon's worldwide liquid hydrocarbon production decreased by nine percent from 1996, mainly reflecting lower production from the Brae fields in the U.K. North Sea and the disposal of oil producing properties in Alaska. Marathon's 1998 worldwide liquid hydrocarbon production is expected to increase by 25% from 1997 to approximately 205,000 bpd, with most of the increase occurring in the second half of the year. This primarily reflects projected new production from fields in the Gulf of Mexico (such as Green Canyon 244 and Ewing Bank Blocks 963 and 917), the Tchatamba Marine field in Gabon and the West Brae field in the U.K. North Sea, partially offset by natural production declines of mature fields.

     Marathon's 1997 worldwide sales of equity natural gas production, including Marathon's share of CLAM's production, decreased about three percent from 1996, reflecting natural declines in international fields (primarily in Norway and Ireland), mostly offset by new production from domestic fields (mainly in east Texas, Oklahoma and Wyoming). In addition to sales of 465 net mmcfd of international equity natural gas production, Marathon sold 32 net mmcfd of natural gas acquired for injection and resale during 1997. In 1998, Marathon's worldwide natural gas volumes are expected to be consistent with 1997 volumes, at around 1.2 billion cubic feet per day, as natural declines in mature international fields, primarily in Ireland and Norway, are anticipated to be offset by increases in domestic production (mainly in the Austin Chalk area in Texas, Green Canyon 244 and the Vermillion Basin in Wyoming).

     The above projections of 1998 liquid hydrocarbon and natural gas production are forward-looking statements. They are based on known discoveries and do not include any additions from acquisitions or future exploratory drilling. They are also based on certain assumptions, including (among others) reserve estimates, successful completion of projects in progress, production decline rates for mature fields, and other geological, operating and economical considerations. If these assumptions prove to be incorrect, actual results could be materially different than present expectations.

United States

     Approximately 70% of Marathon's 1997 worldwide liquid hydrocarbon production and equity liftings and 61% of worldwide natural gas production (including CLAM volumes) were from domestic operations. The principal domestic producing areas are located in Texas, the U.S. Gulf of Mexico, Wyoming, New Mexico and Oklahoma. Marathon's ongoing domestic growth strategy is to apply its technical expertise in fields with undeveloped potential, to dispose of interests in non-core properties with limited upside potential and high production costs, and to acquire significant working interests in properties with high development potential.

     Marathon continues to apply enhanced recovery and reservoir management programs and cost containment efforts to maximize liquid hydrocarbon recovery and profitability in mature fields such as the Yates field in Texas and the Oregon Basin field in Wyoming. Enhanced recovery efforts for the Yates field include an ongoing evaluation of thermal recovery techniques.

     Texas - Onshore production for 1997 averaged 37,500 net bpd of liquid hydrocarbons and 161 net mmcfd of natural gas, representing 33% and 22% of Marathon's total U.S. liquid hydrocarbon and natural gas production, respectively. Liquids production volumes were virtually unchanged from 1996, while gas volumes increased by 15% as a result of successful development programs in east Texas.

     Within Texas, Marathon owns a 49.6% working interest in, and is the operator of, the Yates Field Unit, one of the largest fields in the United States on the basis of reserves. Marathon's 25,400 net bpd of 1997 liquid hydrocarbon production from the Yates field and gas plant accounted for 22% of Marathon's total U.S. liquids production. The field's average annual production increased slightly in 1997 from 1996, following the trend started in 1993.

     Gulf of Mexico - During 1997, Marathon's Gulf production averaged 28,500 net bpd of liquid hydrocarbons and 77 net mmcfd of natural gas, representing 25% and 11% of Marathon's total U.S. liquid hydrocarbon and natural gas production, respectively. Liquid hydrocarbon production decreased by 600 net bpd from the prior year, and natural gas production decreased by 11 net mmcfd, mainly reflecting decreased production from the Ewing Bank 873 field and declines from certain mature fields. At year-end 1997, Marathon held working interests in 13 fields and 32 platforms, 21 of which Marathon operates.

     Ewing Bank 873 is an important part of Marathon's deepwater infrastructure, where it is the operator and holds a 66.7% working interest. Successful infill drilling during the third quarter of 1997 raised liquid hydrocarbon production at the Ewing Bank 873 field from 27,000 gross bpd to 46,000 gross bpd. For full year 1997, production averaged 19,000 net bpd and 12 net mmcfd, compared with 20,600 net bpd and 14 net mmcfd in 1996. Two subsea developments, Oyster and Arnold, will be tied back to the Ewing Bank 873 platform in 1998. A project is currently underway to increase the platform's processing capacity to 80,000 bpd of liquids and 65 mmcfd of gas.

     Wyoming - Liquid hydrocarbon production for 1997 averaged 24,700 net bpd, representing 21% of Marathon's total U.S. liquid hydrocarbon production, up from 23,600 net bpd in 1996. The increase in 1997 from 1996 was primarily due to a full year of production from the Steamboat Butte and Pilot Butte fields, which were acquired in late 1996, partly offset by natural production declines. Gas production averaged 54 net mmcfd in 1997, compared to 45 net mmcfd in 1996, with the increase due mainly to developments in southwest Wyoming, primarily in the Vermillion Basin.

     New Mexico - Production in New Mexico, primarily from the Indian Basin field, averaged 12,400 net bpd and 109 net mmcfd in 1997, compared with 11,500 net bpd and 103 net mmcfd in 1996. The increase in production was mainly due to continued development drilling in the Indian Basin field.

     Oklahoma - Gas production for 1997 averaged 109 net mmcfd, representing 15% of Marathon's total U.S. gas production, up from 99 net mmcfd in 1996. The increase in 1997 from 1996 was due primarily to development work in the Carter-Knox field.

     Alaska - Marathon's production from Alaska averaged 300 net bpd of liquids and 149 net mmcfd of natural gas in 1997, compared with 7,900 net bpd of liquid hydrocarbons and 143 net mmcfd in 1996. Marathon disposed of its Alaskan oil producing properties in the Cook Inlet area and Prudhoe Bay Unit in December 1996 while retaining its ownership interest in the natural gas reserves and infrastructure associated with the Cook Inlet properties. As a result, Marathon's primary focus in Alaska is on the expansion of its natural gas business through exploration, exploitation, development and marketing.

International

     Interests in liquid hydrocarbon and/or natural gas production are held in the U.K. North Sea, Irish Celtic Sea, the Norwegian North Sea and Egypt. In addition, Marathon has an interest through an equity affiliate (CLAM) in the Netherlands North Sea.

     U.K. North Sea - The following table sets forth Marathon's average net liquid hydrocarbon liftings in the Brae area, for each of the last three years:

Brae-Area Average Net Liquid Hydrocarbon Liftings

     (Net Barrels per Day)
                                      1997       1996       1995
                                    ------     ------     ------
     East Brae.................     22,000     29,800     32,700
     North Brae................      8,900     10,000     11,400
     South Brae................      3,600      4,700      5,000
     Central Brae..............      3,300      4,200      4,800
     West Brae.................      1,400          -          -
                                    ------     ------     ------
     TOTAL.....................     39,200     48,700     53,900
                                    ======     ======     ======

     East Brae is a gas condensate field, which uses gas cycling, and is the largest field in the Brae area. The decrease in East Brae production in 1997 primarily reflects the expected gradual depletion of the reservoir. Gas for pressure maintenance at East Brae is provided by injecting gas streams from the Brae B platform.

     North Brae is a gas condensate field, produced via the Brae B platform using the gas cycling technique. Although partial cycling continues, the majority of North Brae gas is being transferred to the East Brae reservoir for pressure maintenance. North Brae liftings shown in the table above include production from the Beinn field, which underlies the North Brae field.

     The Brae A facilities act as the host platform for the underlying South Brae field and adjacent Central Brae field. In addition, the platform serves as a vital link in generating third-party processing and pipeline tariff revenue. For example, production from the Birch field, which is owned by a separate consortium, has been processed on this facility since September 1995. In addition, in October 1997, production from the nearby West Brae/Sedgwick joint development project began using this facility for processing and transportation.

     The strategic location of the Brae A, Brae B and East Brae platforms and pipeline infrastructure has generated significant third-party business since 1986. Arrangements were finalized in 1997 for the processing and transportation of reservoir fluids from the outside-operated Kingfisher field. Production, which commenced in the fourth quarter of 1997, is tied back to Brae B facilities. This agreement brings to 14 the number of third-party fields contracted to the Brae system. In addition to generating processing and pipeline tariff revenue, third-party business also has a favorable impact on Brae area operations by optimizing infrastructure usage and extending the economic life of the facilities.

     Participation in the Scottish Area Gas Evacuation ("SAGE") system provides pipeline transportation and onshore processing for Brae-area gas. The Brae group owns 50% of SAGE, which has a total wet gas capacity of approximately 1.0 bcf per day. The other 50% is owned by the Beryl group, which operates the system. A 30-inch pipeline connects the Brae, Beryl and Scott fields to the SAGE gas processing terminal at St. Fergus in northeast Scotland. A new pipeline will connect the Britannia field, owned and operated by third parties, to the St. Fergus terminal, where processing of third-party production is expected to begin in late 1998.

     Marathon's total United Kingdom gas sales from all sources averaged 162 net mmcfd in 1997, compared with 172 net mmcfd in 1996. Sales of Brae-area gas through the SAGE pipeline system averaged 159 net mmcfd for the year 1997 and 161 net mmcfd for the year 1996. Of these totals, 127 mmcfd and 129 mmcfd was Brae-area equity gas in 1997 and 1996, respectively, and 32 mmcfd was gas acquired for injection and subsequent resale in each of these years.

     Ireland - Marathon holds a 100% working interest in the Kinsale Head and Ballycotton fields in the Irish Celtic Sea. Natural gas sales from these maturing fields were 228 net mmcfd in 1997, compared with 259 net mmcfd in 1996. Volumes are expected to continue declining in future years as a result of natural production declines.

     Norway - In the Norwegian North Sea, Marathon holds a 23.8% working interest in the Heimdal field, which had 1997 sales of 54 net mmcfd of natural gas and 1,700 net bpd of condensate, compared with 1996 sales of 87 net mmcfd of natural gas and 2,600 bpd of condensate. In mid-1994, Marathon issued a notice of termination on the gas sales agreements for this field based upon low gas prices and high pipeline tariffs associated with the operations. The effective date of the termination was June 11, 1996. In June 1996, an agreement was reached with one of the buyers, which provided for an improved economic position for 30% of the gas sales. The remaining 70% share of sales, sold under a separate agreement, remains unresolved, although gas sales have continued under protest.

     Egypt - Marathon holds interests in four fields in Egypt under production sharing agreements. Liquid hydrocarbon and natural gas production from these fields totaled 8,300 net bpd and 11 net mmcfd in 1997, compared with 7,800 net bpd and 13 net mmcfd in 1996. The increase in liquid hydrocarbon volumes was mainly attributable to the addition of four wells in the Ras El Ush field, partially offset by natural production declines in the Ashrafi field.

     Netherlands - Marathon's 50% equity interest in CLAM, the eighth largest producer and reserves holder in the Netherlands North Sea, provides a 5.9% entitlement in the production of 20 gas fields, which provided sales of 42 net mmcfd of natural gas in 1997, compared with 45 net mmcfd in 1996.

     The following tables set forth productive wells and service wells for each of the last three years and drilling wells as of December 31, 1997:

Gross and Net Wells


1997                             Productive Wells (a)
----                      -------------------------------
                                Oil              Gas        Service Wells (b)   Drilling Wells (c)
                          ---------------   -------------   ----------------    -----------------
                           Gross    Net     Gross    Net    Gross     Net        Gross       Net
                          ------   ------   -----   -----   -----   --------    --------   ------
United States..........    9,661    3,755   3,282   1,451   4,100     1,138         69       54
Europe.................       30       12      58      30      21         8          4        1
Other International           19       13       7       2       -         -          2        1
                          ------   ------   -----   -----   -----     -----        ---      ---
 Total Consolidated....    9,710    3,780   3,347   1,483   4,121     1,146         75       56
Equity affiliate (d)           -        -      78       5       -         -          1        -
                          ------   ------   -----   -----   -----     -----        ---      ---
WORLDWIDE                  9,710    3,780   3,425   1,488   4,121     1,146         76       56
                          ======   ======   =====   =====   =====     =====        ===      ===

1996                             Productive Wells (a)
----                      -------------------------------
                                Oil               Gas       Service Wells (b)
                          ---------------   -------------   ----------------
                          Gross      Net    Gross    Net    Gross      Net
                          ------   ------   -----   -----   -----    -------
United States..........   10,939    3,860   3,248   1,401   4,891     1,181
Europe.................       28       12      55      30      19         8
Other International           11        7      10       2       -         -
                          ------   ------   -----   -----   -----      -----
 Total Consolidated....   10,978    3,879   3,313   1,433   4,910      1,189
Equity affiliate (d)           -        -      76       5       -         -
                          ------   ------   -----   -----   -----     -----
WORLDWIDE                 10,978    3,879   3,389   1,438   4,910     1,189
                          ======   ======   =====   =====   =====     =====

1995                             Productive Wells (a)
----                      -------------------------------
                                Oil               Gas       Service Wells (b)
                          ---------------   -------------   ----------------
                          Gross      Net    Gross    Net    Gross      Net
                          ------   ------   -----   -----   -----    -------
United States..........   11,944    4,242   3,860   1,637   5,481     1,439
Europe.................       28       12      74      30      22         9
Other International           45       18       9       2       -         -
                          ------   ------   -----   -----   -----     -----
 Total Consolidated....   12,017    4,272   3,943   1,669   5,503     1,448
Equity affiliate (d)           -        -      74       5       -         -
                          ------   ------   -----   -----   -----     -----
WORLDWIDE                 12,017    4,272   4,017   1,674   5,503     1,448
                          ======   ======   =====   =====   =====     =====

-------------------
(a) Include active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 335, 329 and 333 in 1997, 1996 and 1995, respectively. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b)  Consist of injection, water supply and disposal wells.
(c)  Consist of exploratory and development wells.
(d)  Represents CLAM.

     The following tables set forth average production costs and sales prices per unit of production for each of the last three years:


Average Production Costs (a)                             1997            1996            1995
                                                       --------         ------          ------
(Dollars per BOE)
United States...................................         $ 3.93         $ 3.97          $ 3.52
International  - Europe.........................           4.27           4.38            4.76
               - Other International............           3.40           3.29            3.31
Total Consolidated..............................         $ 4.01         $ 4.09          $ 3.92
               - Equity affiliate (b)...........         $ 5.86         $ 5.22          $ 5.56
WORLDWIDE.......................................         $ 4.05         $ 4.11          $ 3.95

                                                   1997        1996      1995         1997     1996     1995
                                                  ------      ------    ------       ------   ------   ------
Average Sales Prices (c)                            Crude Oil and Condensate            Natural Gas Liquids
                                                  ----------------------------       ------------------------
(Dollars per Barrel)
United States...............................       $17.32    $19.12     $15.02      $13.28    $13.59   $10.34
International  - Europe.....................        19.37     20.77      17.10       17.85     17.33    13.94
               - Other International........        16.62     19.74      16.23       18.12     17.65    14.62
WORLDWIDE...................................       $17.79    $19.63     $15.68      $14.52    $14.71   $11.35

                                                         Natural Gas
                                                        ------------
(Dollars per Thousand Cubic Feet)
United States...............................    $ 2.20      $ 2.09   $ 1.63
International  - Europe.....................      2.00        1.96     1.78
               - Other International........      2.10        2.34     2.11
Total Consolidated..........................    $ 2.13      $ 2.04   $ 1.70
               - Equity affiliate (b).......    $ 2.73      $ 2.74   $ 2.60
WORLDWIDE...................................    $ 2.15      $ 2.06   $ 1.74

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

Refining, Marketing and Transportation

     Marathon's refining, marketing and transportation ("RM&T") operations have been geographically concentrated in the Midwest and southeastern United States. This regional focus has allowed Marathon to achieve operating efficiencies between its integrated refining and distribution systems and its marketing operations. As noted on page 6, effective January 1, 1998, major elements of Marathon's and Ashland's RM&T operations were contributed to Marathon Ashland Petroleum LLC ("MAP"), in which Marathon owns a 62% ownership interest, and Ashland holds the remaining 38% interest. MAP's operations are conducted mainly in the Midwest, Southeast, the Ohio River Valley and the upper Great Plains.

     Since MAP is a consolidated subsidiary of Marathon, operating statistics and financial data applicable to the Marathon Group's RM&T activities will include 100% of MAP's operations, commencing January 1, 1998.

     The following discussion of RM&T operations includes historical data for the three-year period ended December 31, 1997, as well as references to 1998 activity, which will be conducted by MAP. Discussions of 1998 activity for MAP are forward-looking statements which are based on a number of assumptions, including (among others) the success with which the integration of Marathon's and Ashland's operations, management systems and business processes is accomplished and the business conditions prevailing in the markets to be served by the combined operations. If these assumptions prove to be incorrect, actual results could differ materially from present expectations.

Refining

     Marathon has been a leading domestic petroleum refiner with 575,000 bpd of combined in-use crude oil refining capacity as of December 31, 1997. During 1997, Marathon's refining system operated at 92% of its in-use capacity. With the addition of Ashland's three refineries on January 1, 1998, MAP's combined in-use crude oil refining capacity is 935,000 bpd.

     The following table sets forth the location and throughput capacity of each of MAP's refineries on January 1, 1998:

                  In-Use Refining Capacity
                  (Barrels per Day)
                  Garyville, La..........                  255,000
                  Catlettsburg, Ky.......                  220,000
                  Robinson, Ill..........                  180,000
                  Canton, Ohio...........                   70,000
                  St. Paul Park, Minn....                   70,000
                  Texas City, Texas......                   70,000
                  Detroit, Mich..........                   70,000
                                                           -------
                  TOTAL..................                  935,000
                                                           =======

-----------------
     Marathon's original four refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha is moved from Texas City to Robinson where excess reforming capacity is available. Gas oil is moved from Robinson to Detroit, which allows the Detroit refinery to upgrade a portion of the diesel fuel to gasoline, using excess fluid catalytic cracking unit capacity. As Ashland's former RM&T operations are integrated with Marathon's, additional operating efficiencies are expected to be realized by MAP; however, such integration is still in the early stages of evaluation and implementation.

     Marathon's 50,000 bpd Indianapolis refinery, which was not contributed to MAP, has remained temporarily idled since October 1993. The status of the refinery is periodically reviewed, considering economic as well as regulatory matters. As of February 28, 1998, the refinery remained temporarily idled.

     The following table sets forth Marathon's consolidated refined product yields by product group for each of the last three years:

Refined Product Yields
(Thousands of Barrels per Day)      1997       1996      1995
                                    ----       ----      ----
Gasoline.........................    353        345       339
Distillates......................    154        155       146
Propane..........................     13         13        12
Feedstocks & Special Products....     36         35        38
Heavy Fuel Oil...................     35         30        31
Asphalt..........................     39         36        36
                                    ----       ----      ----
TOTAL............................    630        614       602
                                    ====       ====      ====

     With the commencement of MAP operations, consolidated volumes should increase significantly for 1998; however, the relative product group yields are not expected to change materially.

     To comply with provisions of the 1990 Amendments to the Clean Air Act (the act, as amended by the 1990 Amendments, the "CAA"), Marathon sells reformulated gasoline ("RFG") at its retail outlets in those areas requiring it. Only a small part of Marathon's marketing territory, primarily Chicago, Louisville, and Milwaukee, actually require RFG. During 1997, Marathon's RFG sales averaged 41,000 bpd, or 12% of its gasoline yield. During 1997, Marathon had the capability of producing about 33% of its gasoline output as RFG. A major cost of reformulation is the mandated use of oxygenates in gasoline. Marathon has oxygenate units at its Detroit and Robinson refineries.

     Only a small part of Ashland's marketing territory, Louisville and northern Kentucky, actually required RFG in 1997, and Ashland was able to meet the RFG demand of its customers in these locations. As a result, the demand for RFG within MAP's marketing territory in 1998 is not expected to change significantly.

     Maintenance activities requiring temporary shutdown of certain refinery operating units ("turnarounds") are periodically performed at each of the operating refineries. Marathon completed major turnarounds at the Texas City and Robinson refineries during 1997, and MAP completed one at the Garyville refinery in early 1998. Major turnarounds are planned for the Canton refinery in the fourth quarter of 1998, the Catlettsburg refinery in the first quarter of 1999 and the Detroit refinery in the fourth quarter of 1999.

     In September 1997, Marathon and a third party executed definitive agreements to develop 800 million pounds per year of polymer grade propylene and polypropylene facilities at the Garyville, Louisiana refinery. MAP will build and operate facilities to produce polymer grade propylene from the current refinery feedstock stream. The third party will construct the polypropylene facilities and market its output. Both plants are scheduled to be operating by late third quarter 1999.

Marketing

     In 1997, Marathon's refined product sales volumes (excluding matching buy/sell transactions) totaled 11.1 billion gallons (724,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest and Southeast, accounted for about 58% of Marathon's refined product sales volumes in 1997. Approximately 41% of Marathon's gasoline volumes and 67% of its distillate volumes were sold on a wholesale basis to independent unbranded customers in 1997.

     The following table sets forth the volume of Marathon's consolidated refined product sales by product group for each of the last three years:

REFINED PRODUCT SALES

(Thousands of Barrels per Day)

                                                 1997     1996     1995
                                                 ----     ----     ----
Gasoline......................................    452      468      445
Distillates...................................    198      192      180
Propane.......................................     12       12       12
Feedstocks & Special Products.................     40       37       44
Heavy Fuel Oil................................     34       31       31
Asphalt.......................................     39       35       35
                                                 ----     ----     ----
TOTAL.........................................    775      775      747
                                                 ====     ====     ====
Matching Buy/Sell Volumes included in above...     51       71       47

     As of December 31, 1997, Marathon supplied petroleum products to 2,465 Marathon branded retail outlets located primarily in Michigan, Ohio, Indiana, Illinois and Kentucky. Substantially all Marathon branded petroleum products are sold to independent dealers and jobbers. At December 31, 1997, Marathon supplied 230 stations in states outside its traditional branded marketing territory including Virginia, Wisconsin, Tennessee, West Virginia, North Carolina and Pennsylvania. For 1998, with the addition of Ashland branded retail outlets, MAP has approximately 3,060 Marathon and Ashland branded outlets in 12 states.

     In 1997, retail sales of gasoline and diesel fuel were also made through limited service and self-service stations and truck stops operated in 14 states by a wholly owned subsidiary, Emro Marketing Company ("Emro"). As of December 31, 1997, this subsidiary had 1,544 retail outlets which sold petroleum products and convenience-store merchandise, primarily under the brand names "Speedway," "Starvin' Marvin," "United" and "Bonded". Emro's revenues from the sale of convenience-store merchandise totaled $1,037 million in 1997, compared with $991 million in 1996. Profits generated from these sales tend to moderate the margin volatility experienced in the retail sale of refined products. The selection of merchandise varies among outlets -- 1,265 of Emro's 1,544 outlets at December 31, 1997, had convenience stores which sold a variety of food and merchandise, and the remaining outlets sold selected convenience-store items such as cigarettes, candy and beverages. For 1998, with the addition of Ashland's SuperAmerica and Rich Oil retail gasoline and merchandise outlets, MAP, through its wholly owned subsidiary, Speedway SuperAmerica LLC, has approximately 2,320 retail marketing outlets in 19 states.

     While a significant part of Marathon's and Ashland's marketing territories overlapped, new states added to Marathon's existing territory include Minnesota, South Dakota and North Dakota. Future decisions on brand identification or consolidation may be undertaken by MAP; however, such changes have not yet been identified or implemented.

Supply and Transportation

     In 1997, Marathon obtained around 52% of its crude oil feedstocks from North and South America and the balance from the Middle East, West Africa and the North Sea. Marathon was a net purchaser of 436,000 bpd of crude oil in 1997 from both domestic and international sources, including approximately 200,000 bpd obtained from the Middle East. Marathon generally sells its international equity production into local markets, but, for 1997, it had the ability to satisfy about 65% of its crude oil requirements from a combination of its international and domestic equity crude production and current supply arrangements in the Western Hemisphere.

     Marathon operates a system of pipelines and terminals to provide crude oil to its refineries and refined products to its marketing areas. Fifty-one light product and asphalt terminals are strategically located throughout the Midwest and Southeast. In addition, Marathon operates a fleet of trucks to deliver petroleum products to retail marketing outlets. For 1998, with the addition of Ashland's terminals, MAP has 84 light product and asphalt terminals.

     In 1997, Marathon owned and operated, as a common carrier, approximately 830 miles of crude oil gathering lines; 1,430 miles of crude oil trunk lines; and 1,500 miles of products trunk lines. In addition, Marathon owned a 32.1% interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater oil port, located 18 miles off the coast of Louisiana; a 37.1% interest in LOCAP INC. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP and the Capline system; and an 11.1% interest in the Capline system, a large diameter crude oil pipeline extending from St. James, La. to Patoka, Ill. All such pipeline interests are now part of MAP.

     With the addition of Ashland's pipeline interests, MAP has significant ownership or interest in domestic pipeline systems across its refining and marketing areas. Ashland's pipeline holdings that were contributed to MAP included over 800 miles of owned and operated common carrier crude oil and products trunk lines, as well as interests in LOOP, LOCAP, the Capline system, the Rancho system, which is a crude oil pipeline in Texas, and Minnesota Pipe Line Company, which owns a crude oil pipeline in Minnesota.

     Ashland also contributed its Scurlock Permian subsidiary to MAP. In addition to providing crude oil for MAP's refineries, Scurlock Permian is actively engaged in purchasing, selling and trading crude oil, principally at Midland, Texas, Cushing, Okla. and St. James, La., three of the major distribution points for United States crude oil, and at major trading and distribution hubs in western Canada.

     Ashland's marine transportation assets, which were contributed to MAP, include six towboats and around 160 barges that transport crude oil and refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intracoastal Waterway, as well as two chartered, single-hulled, 80,000-ton-deadweight tankers, which are primarily used for third-party delivery of foreign crude oil to the United States. These tankers are not essential for MAP to satisfy its own crude oil requirements.

OTHER ENERGY RELATED BUSINESSES

Interests in Pipeline Systems

     Marathon owns and operates, as a common carrier, approximately 175 miles of crude oil gathering lines and 85 miles of crude oil trunk lines that were not contributed to MAP. In addition, Marathon owns interests in various pipeline systems that were not contributed to MAP, including a 28% interest of Poseidon Oil Pipeline Company, L.L.C., which owns and operates a 400,000-bpd crude oil pipeline system connected to the Marathon-operated Ewing Bank 873 platform in the Gulf of Mexico; a 24.33% interest of Nautilus Pipeline Company, L.L.C., which owns and operates a 600-mmcfd natural gas pipeline system, also located in the Gulf of Mexico; a 17.4% interest of Explorer Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the Midwest; and a 2.5% interest of Colonial Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the East Coast. In January 1997, Marathon sold its 30% stock ownership in Cook Inlet Pipe Line Company, which owns a crude oil pipeline system in Alaska.

     In August 1997, Marathon and its partners announced the formation of Odyssey Pipeline L.L.C. ("Odyssey"), a network of crude oil pipelines which will transport production from existing and future development projects in the eastern Gulf of Mexico. An existing 40-mile pipeline segment is to be combined with 80 miles of new pipelines. The system is to have a capacity of 300,000 bpd. In 1997, construction of 40 miles of new pipeline was completed with the other 40 miles of pipeline currently under construction. The entire system is expected to be operational by mid-1998, serving Main Pass Blocks 69, 72 and 289 and Viosca Knoll Blocks 780 and 786. Marathon has a 29% interest in Odyssey.

Domestic Natural Gas Marketing and Transportation

     Marathon has a 30% ownership in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport liquefied natural gas ("LNG") to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon's equity natural gas production in the Cook Inlet. LNG is sold under a long-term contract with two of Japan's largest utility companies which calls for the sale of more than 900 gross bcf over the term of the contract. Marathon has a 30% participation in this contract which is effective through March 31, 2004, and provides an option for a five-year extension. During 1997, LNG deliveries totaled 62.2 gross bcf (18.6 net bcf), down from 67.6 gross bcf (20.2 net bcf) in 1996.

     In addition to the sale of domestic equity production of natural gas, Marathon purchases gas from third-party producers and marketers for resale. This activity helps to maximize the value of Marathon's equity gas production, while meeting customers' needs for secure and source-flexible supplies.

     Marathon also owns a 42.5% interest in Inventory Management and Distribution Company, L.L.C. ("IMD"), which has been primarily involved in providing asset management and economic optimization services to natural gas distribution utilities and pipeline companies. During the first half of 1998, Marathon and its partners intend to dissolve IMD and wind up its business.

Natural Gas Gathering and Transportation

     The Marathon Group includes four USX subsidiaries that are engaged solely in the natural gas business. Carnegie Interstate Pipeline Company ("CIPCO") is an interstate pipeline company engaged in the transportation of natural gas via interstate commerce. Carnegie Production Company produces and sells natural gas, while Carnegie Natural Gas Sales, Inc. is an unregulated marketer of natural gas. Finally, Carnegie Natural Gas Company ("Carnegie") functions as a local distribution company serving residential, commercial and industrial customers in West Virginia and western Pennsylvania. As of December 31, 1997, Carnegie owned and operated close to 1,800 miles of natural gas gathering lines.

     Carnegie is regulated as a public utility by state commissions within its service areas, while CIPCO is regulated by the Federal Energy Regulatory Commission as an interstate pipeline. Total natural gas throughput was 32 bcf in 1997 and 34 bcf in 1996 and 1995.

Power Generation

     Marathon, through its wholly owned subsidiary, Marathon Power Company, Ltd. ("Marathon Power"), pursues development, construction, ownership and operation of independent electric power projects in the global electrical power market. Marathon Power is actively pursuing a variety of projects in Latin America, Europe, Africa and the Asia/Pacific Region. In March 1997, Marathon Power acquired a 50% interest in an Ecuadorian power generation company, which owns and operates two generating plants in Ecuador capable of delivering 130 megawatts of power. In April 1997, Marathon and its Indonesian partner, Paramarthacitra Mulia pt, were awarded the development rights to the Suoh-Sekincau geothermal prospect in the Lampung province of South Sumatra, Indonesia.

COMPETITION AND MARKET CONDITIONS

     The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Based on industry sources, Marathon believes it ranks 12th among U.S. based petroleum corporations on the basis of worldwide liquid hydrocarbon and natural gas production.

     Marathon must also compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. Based on industry sources, Marathon believes it ranked eighth among U.S. petroleum corporations in 1997 on the basis of crude oil refining capacity and ninth on the basis of refined product sales volumes. With the commencement of MAP's operations, Marathon believes it ranks sixth among U.S. petroleum corporations on the basis of both crude oil refining capacity and refined product sales volumes. Additionally, Marathon competes in three distinct markets -- wholesale, branded and retail distribution -- for the sale of refined products, and believes it competes with about 60 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; nine refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 1,200 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through MAP's retail outlets.

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

Employees

     The Marathon Group had 20,310 active employees as of December 31, 1997. Of that total, 12,893 were employees of Emro Marketing Company, primarily representing employees at retail marketing outlets.

     Certain hourly employees at the Catlettsburg and Canton refineries are represented by the Oil, Chemical and Atomic Workers International Union under labor agreements which expire on January 31, 1999, while certain hourly employees at the Texas City refinery are represented by the same union under a labor agreement which expires on March 31, 1999. Certain hourly employees at the St. Paul Park and Detroit refineries are represented by the International Brotherhood of Teamsters under labor agreements which expire on May 31, 1999 and January 31, 2000, respectively.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

     For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures" for the Marathon Group on page M-28.

ENVIRONMENTAL MATTERS

     The Marathon Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The Health, Environment and Safety organization has the responsibility to ensure that the Marathon Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Health, Environment and Safety Management Committee, which is comprised of officers of the group, is charged with reviewing its overall performance with various environmental compliance programs. Also, the Marathon Group has formed an Emergency Management Team, composed of senior management, which will oversee the response to any major emergency environmental incident throughout the group.

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

     For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page M-29 and "Legal Proceedings" for the Marathon Group on page 38.

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

Air

     The CAA imposes stringent limits on air emissions, establishes a federally mandated operating permit program and allows for civil and criminal enforcement sanctions. The principal impact of the CAA on the Marathon Group is on its RM&T operations. The CAA also establishes attainment deadlines and control requirements based on the severity of air pollution in a geographical area. It is estimated that, from 1998 to 2002, the Marathon Group, which includes all seven MAP refineries, may spend from $70 million to $80 million in order to comply with the CAA, particularly the proposed Maximum Achievable Control Technology ("MACT") Phase II standards. These standards require new control equipment on Fluid Catalytic Cracking Units and other units. In addition, the standards for RFG become even more stringent in the year 2000, when Phase II RFG will be required.

     In July 1997, the Environmental Protection Agency ("EPA") promulgated the revisions to the National Ambient Air Quality Standards for ozone and particulate matter. The impact of these revised standards could be significant to Marathon, but the potential financial effects cannot be reasonably estimated until the states develop and implement their State Implementation Plans covering their standards.

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

     Additionally, OPA-90 requires that new tank vessels entering or operating in domestic waters be double-hulled, and that existing tank vessels that are not double-hulled be retrofitted or removed from domestic service, according to a phase-out schedule. MAP charters two single-hulled, 80,000-ton-deadweight tankers, which are primarily used for third-party delivery of foreign crude oil to the United States. The initial term of these charters expire in 2001 and 2002, subject to certain renewal options. The Coast Guard National Pollution Funds Center has granted permission to Marathon and Ashland to self-insure the financial responsibility amount for liability purposes for MAP's tankers, as provided in OPA-90. In addition, most of the barges, which are used in MAP's river transportation operations, meet the double-hulled requirements of OPA-90. Single-hulled barges owned and operated by MAP are in the process of being phased out. Displaced single-hulled barges will be divested or recycled into dock floats within MAP's system.

     The Marathon Group operates facilities at which spills of oil and hazardous substances could occur. Several coastal states in which Marathon operates have passed state laws similar to OPA-90, but with expanded liability provisions, including provisions for cargo owners as well as ship owners. Marathon has implemented emergency oil response plans for all of its components and facilities covered by OPA-90.

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

     As a general rule, Marathon and Ashland retained responsibility for certain costs of remediation arising out of the prior ownership and operation of those businesses transferred to MAP. Such continuing responsibility, in certain situations, may be subject to threshold or sunset agreements which gradually diminish this responsibility over time.

     USX is also involved in a number of remedial actions under RCRA, CERCLA and similar state statutes related to the Marathon Group. It is possible that additional matters relating to the Marathon Group may come to USX's attention which may require remediation.

U.  S.  STEEL GROUP

     The U. S. Steel Group includes U. S. Steel, the largest steel producer in the United States, which is primarily engaged in the production and sale of steel mill products, coke, and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining and engineering and consulting services. Steel & Related - Equity Affiliates is comprised of joint ventures and partially owned companies such as USS/Kobe ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), and Transtar, Inc. ("Transtar"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. U. S. Steel Group revenues as a percentage of total USX consolidated revenues were approximately 31% in 1997, 29% in 1996 and 32% in 1995.

     The following table sets forth the total revenues of the U. S. Steel Group for each of the last three years. Such information does not include revenues by joint ventures and other affiliates of USX accounted for by the equity method.

Revenues
(Millions)                                                 1997     1996     1995
                                                          ------   ------   ------
     Steel and Related Businesses
       Sheet and Semi-finished Steel Products..........   $3,820   $3,677   $3,623
       Tubular, Plate, and Tin Mill Products...........    1,754    1,635    1,677
       Raw Materials (Coal, Coke and Iron Ore).........      671      757      731
       All Other.......................................      548      411      369
                                                          ------   ------   ------
       Subtotal Steel and Related Businesses...........    6,793    6,480    6,400
     Steel and Related Businesses -Equity Affiliates...       53       55       80
                                                          ------   ------   ------
       Steel and Related Businesses....................    6,846    6,535    6,480
     Administrative and Other Businesses...............       95       82       77
     Gain on Affiliate Stock Offering (a)..............        -       53        -
                                                          ------   ------   ------
     TOTAL REVENUES (b)................................   $6,941   $6,670   $6,557
                                                          ======   ======   ======

--------------------
(a) For further details, see Note 6 to the U. S. Steel Group Financial
Statements.

(b) Consists of sales, affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income. Amounts for 1996 and 1995 were reclassified in 1997 to include affiliate income, gain on affiliate stock offering and other income.

     For additional financial information about USX's industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 9. Operations and Segment Information" on page U-12.

     The total number of active U. S. Steel Group employees at year-end 1997 was 20,184. Most hourly and certain salaried employees are represented by the United Steelworkers of America ("USWA").

     U. S. Steel entered into a five and one-half year contract with the USWA, effective February 1, 1994, covering approximately 15,000 employees. The contract provided for reopener negotiations of specific payroll items. These negotiations were resolved by following the settlements reached by other major integrated producers (including the timing of a lump sum bonus payment in July, 1999), with revised contract terms becoming effective as of February 1, 1997. This agreement expires on August 1, 1999.

     U. S. Steel Mining Company, LLC ("U. S. Steel Mining") entered into a five year contract with the United Mine Workers of America ("UMWA"), effective January 1, 1998, covering approximately 1,000 employees. The agreement reached follows that of other major mining companies.

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

     U. S. Steel is the largest steel producer in the United States and competes with many domestic and foreign steel producers. Domestic competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills which primarily use steel scrap and, increasingly, iron bearing feedstocks as raw materials. Mini-mills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages such as lower capital expenditures for construction of facilities and non-unionized work forces with lower employment costs and more flexible work rules. An increasing number of mini-mills utilize thin slab casting technology to produce flat-rolled products, and several additional flat-rolled mini-mill plants commenced operation in 1997. Through the use of thin slab casting, mini-mill competitors are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, the additional production generated by flat-rolled mini-mills could have an adverse effect on U. S. Steel's selling prices and shipment levels.

     Steel imports to the United States accounted for an estimated 24%, 23% and 21% of the domestic steel market in the first eleven months of 1997, and for the years 1996 and 1995, respectively. Steel imports of hot rolled, cold rolled and galvanized sheets as a percentage of total finished imports, increased 4% in the first eleven months of 1997, compared to the same period in 1996. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may have an adverse effect on product prices, shipment levels and results of operations. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. In addition, uncertainties related to the Asian economies could potentially impact domestic markets if Asian countries increase their level of steel exports to the United States. Increases in levels of imported steel could adversely affect future market prices and demand levels for domestic steel.

     Plate products accounted for 8% and 9% of U. S. Steel Group shipments in 1997 and 1996, respectively. On November 5, 1996, two other domestic steel plate producers filed antidumping cases with the U. S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that People's Republic of China, the Russian Federation, Ukraine, and South Africa engaged in unfair trade practices with respect to the export of carbon cut-to-length plate to the United States. U. S. Steel Group has supported these cases. The Commerce issued final affirmative determination of dumping for each country in October 1997, finding substantial dumping margins on cut-to-length steel plate imports from these countries. In December 1997, the ITC voted unanimously that the United States industry producing cut-to-length carbon steel plate was injured due to imports of dumped cut-to-length plate from the four countries. The United States has negotiated suspension agreements that limit imports of cut-to-length carbon steel plate from the four countries to a total of approximately 440,000 tons per year for the next five years, a reduction of about two-thirds from 1996 import levels, and provide for an average 10-15% increase in import prices to remove the injurious impact of the imports. Any violation or abrogation of the suspension agreements will result in imposition of the dumping duties found by Commerce.

     USX intends to file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

     The U. S. Steel Group's businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. For further information, see "Environmental Matters on page on 36, Legal Proceedings on page 41, and Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies on page S-31."

BUSINESS STRATEGY

     U. S. Steel produces raw steel at Gary Works in Indiana, Mon Valley Works in Pennsylvania and Fairfield Works in Alabama.

     Beginning in the early 1980's, U. S. Steel responded to competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. These products include bake hardenable steels and coated sheets for the automobile and appliance industries, laminated sheets for the manufacture of motors and electrical equipment, improved tin mill products for the container industry and oil country tubular goods. In 1997, U. S. Steel began construction of a new heat treating facility for plate at Gary Works. This, along with a cooling bed roller system which will come on line in 1998, will enhance U. S. Steel's ability to serve value-added plate markets. Additional modernization projects in 1998 include the conversion of the Fairfield Works bloom caster and pipemill to round semifinished steel for tubular production, a reline of the Gary Works No. 6 blast furnace, and an upgrade to the galvanizing line at Fairless.

     In addition to the modernization of its production facilities, USX has entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin mill, tubular, bar and plate consuming industries. In November, 1997, U. S. Steel Group and VSZ a.s., announced plans for a 50-50 joint venture in Kosice, Slovakia, for the production and marketing of tin mill products to serve an emerging Central European market. In February 1998, the joint venture, doing business as VSZ U. S. Steel, s. r.o., took over ownership and commenced operation of an existing tin mill facility (VSZ's Ocel plant in Kosice) with an annual production capacity of 140,000 metric tons. The joint venture plans to add 200,000 annual metric tons of new tin mill production capacity in the next two years. This joint venture will serve the food packaging industry in Central Europe. In addition, this venture will be able to serve current domestic customers whose affiliates are building plants there.

     In 1997, U. S. Steel Group, through its United States Steel Export Company de Mexico subsidiary, along with S. A., Feralloy Mexico, S.R.L. de C.V.(a wholly-owned subsidiary of Feralloy Corporation), and Intacero de Mexico, S.A. de C.V., formed a joint venture for a slitting and warehousing facility in San Luis Potosi, Mexico. The joint venture will conduct business as Acero Prime and will service primarily the appliance industry. Construction will begin in 1998 with operations commencing in early 1999.

     In June, 1997, USX entered into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works, known as the Clairton 1314B Partnership, L. P. (the "Clairton Partnership"), with an annual coke production capability of 1.5 million tons. U. S. Steel, the general partner, owns a 9.78% interest in the Clairton Partnership. For additional information, see "Steel and Related - Equity Affiliates" discussion below.

     In addition to the modernization of its production facilities and joint ventures entered into, U. S. Steel continues to pursue lower manufacturing cost objectives through continuing cost improvement programs. These initiatives include, but are not limited to, reduced production cycle time, improved yields, continued customer orientation and improved process control. In 1997, U. S. Steel continued the development of a new order fulfillment system for all its steel plants. This, along with a synchronous manufacturing approach to operations, should enable U. S. steel to reduce order fulfillment cycle times, with a concurrent further reduction of in-process inventories.

STEEL AND RELATED BUSINESSES

     U. S. Steel operates plants which produce steel products in a variety of forms and grades. Raw steel production was 12.3 million tons in 1997, compared with 11.4 million tons in 1996 and 12.2 million tons in 1995. Raw steel produced was nearly 100% continuous cast in 1997, 1996 and 1995. Raw steel production averaged 97% of capability in 1997, compared with 89% of capability in 1996 and 97% of capability in 1995. U.S. Steel's stated annual raw steel production capability is 12.8 millions tons for 1997 (7.7 million at Gary Works, 2.8 million at Mon Valley Works and 2.3 million at Fairfield Works).

     Steel shipments were 11.6 million tons in 1997, and 11.4 million tons in 1996 and 1995. U. S. Steel Group shipments comprised approximately 11% of the domestic steel market in 1997. Exports accounted for approximately 4% of U. S. Steel Group shipments in 1997, compared with 4% in 1996 and 13% in 1995.

     The following tables set forth significant U. S. Steel shipment data by major markets and products for each of the last three years. Such data do not include shipments by joint ventures and other affiliates of USX accounted for by the equity method.


Steel Shipments By Market and Product
                                                Sheet           Tubular,
                                            & Semi-finished    Plate & Tin
          Major  Market - 1997              Steel Products    Mill Products   Total
                                            ---------------   -------------   ------
(Thousands of Net Tons)
Steel Service Centers....................             2,020             726    2,746
Further Conversion:
 Trade Customers.........................               859             519    1,378
 Joint Ventures..........................             1,568               0    1,568
Transportation (Including Automotive)....             1,503             255    1,758
Containers...............................               216             640      856
Construction and Construction Products...               889             105      994
Oil, Gas and Petrochemicals..............                 0             810      810
Export...................................               236             217      453
All Other................................               879             201    1,080
                                                      -----           -----   ------
 TOTAL...................................             8,170           3,473   11,643
                                                      =====           =====   ======

Major  Market - 1996
-----------------------------------------
(Thousands of Net Tons)
Steel Service Centers....................             2,155             676    2,831
Further Conversion:
 Trade Customers.........................               848             379    1,227
 Joint Ventures..........................             1,542               0    1,542
Transportation (Including Automotive)....             1,391             330    1,721
Containers...............................               238             636      874
Construction and Construction Products...               733             132      865
Oil, Gas and Petrochemicals..............                 0             746      746
Export...................................               303             190      493
All Other................................               886             187    1,073
                                                      -----           -----   ------
 TOTAL...................................             8,096           3,276   11,372
                                                      =====           =====   ======

Major Market -1995
-----------------------------------------
(Thousands of Net Tons)
Steel Service Centers....................             1,814             750    2,564
Further Conversion:
 Trade Customers.........................               675             409    1,084
 Joint Ventures..........................             1,332               0    1,332
Transportation (Including Automotive)....             1,346             290    1,636
Containers...............................               206             651      857
Construction and Construction Products...               565             106      671
Oil, Gas and Petrochemicals..............                 1             747      748
Export...................................             1,218             297    1,515
All Other................................               832             139      971
                                                      -----           -----   ------
 TOTAL...................................             7,989           3,389   11,378
                                                      =====           =====   ======

The following table lists products and services by facility or business unit:

Principal Products and Services
             Gary..........................     Sheets; Tin Mill; Plates; Coke
             Fairfield.....................     Sheets; Tubular
             Mon Valley....................     Sheets
             Fairless (a)..................     Sheets; Tin Mill
             Clairton......................     Coke
             Minntac.......................     Taconite Pellets
             U. S. Steel Mining............     Coal
             Resource Management...........     Administration of Mineral,
                                                Coal and Timber Properties
             USX Engineers and Consultants.     Engineering and
                                                Consulting Services
------------------
(a) Operations at the Fairless sheet and tin finishing facilities are sourced primarily with hot-strip mill coils from other U. S. Steel plants.

     USX and its wholly owned entity, U. S. Steel Mining, have domestic coal properties with demonstrated bituminous coal reserves of approximately 799 million net tons at year-end 1997 compared with approximately 860 million net tons at year-end 1996. The decrease in 1997 was due to a lease termination. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Pennsylvania, West Virginia, Illinois and Indiana. Approximately 96% of the reserves are owned, and the rest are leased. The leased properties are covered by a lease which expires in 2005. U.
S. Steel Mining coal production was 7.5 million tons in 1997, compared with 7.3 million tons in 1996 and 7.5 million tons in 1995. Coal shipments were 7.8 million tons in 1997, compared with 7.1 million tons in 1996 and 7.5 million tons in 1995.

     USX controls domestic iron ore properties having demonstrated iron ore reserves in grades subject to beneficiation processes in commercial use by U. S. Steel of approximately 738 million tons at year-end 1997, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials. All demonstrated reserves are located in Minnesota. Approximately 35% of these reserves are owned and the remaining 65% are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 2021 to 2026. U. S. Steel's iron ore operations at Mt. Iron, MN ("Minntac") produced 16.3 million net tons of taconite pellets in 1997, 15.1 million net tons in 1996 and 15.3 million net tons in 1995. Taconite pellet shipments were 16.5 million tons in 1997, compared with 15.0 million tons in 1996 and 15.2 million tons in 1995.

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

     For significant operating data for Steel and Related Businesses for each of the last five years, see "USX Consolidation Financial Statements and Supplementary Data - Five-Year Operating Summary - U. S. Steel Group" on page U-37.

STEEL AND RELATED - EQUITY AFFILIATES

  USX participates directly and through subsidiaries in a number of joint ventures included in the U. S. Steel Group. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are at least 50% owned except Transtar and the Clairton Partnership. For financial information regarding joint ventures and other investments, see "Financial Statements and Supplementary Data
- Notes to Financial Statements - 16. Investments and Long-term Receivables" for the U. S. Steel Group on page S-14.

  USX and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture, USS-POSCO, which owns and operates the former U. S. Steel Pittsburg, CA Plant. The joint venture markets high quality sheet and tin products, principally in the western United States market area. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel. USS-POSCO's annual shipment capacity is 1.4 million tons with hot bands principally provided by U. S. Steel and POSCO. Total shipments were approximately 1.7 million tons in 1997.

  USX and Kobe Steel Ltd. ("Kobe") of Japan participate in a joint venture, USS/Kobe, which owns and operates the former U. S. Steel Lorain, Ohio Works. The joint venture produces raw steel for the manufacture of bar and tubular products. Bar products are sold by USS/Kobe while U. S. Steel has sales and marketing responsibilities for tubular products. Total shipments in 1997 were approximately 1.6 million tons. USS/Kobe entered into a five and one-half year labor contract with the USWA effective February 1, 1994, covering approximately 2,300 employees. USS/Kobe's annual raw steel capability is 2.6 million tons with iron ore and coke provided primarily by U. S. Steel. Raw steel production was approximately 1.9 million tons in 1997.

  USX and Kobe participate in a joint venture, PRO-TEC, which owns and operates a hot-dip galvanizing line in Leipsic, Ohio. The facility commenced operations in early 1993. Capacity is 600,000 tons per year with substrate coils provided by U. S. Steel. PRO-TEC produced 671,000 prime tons of galvanized steel in 1997. In the first quarter 1997, USX and Kobe began construction of a second hot-dip galvanized sheet line at PRO-TEC with a yearly capacity of 400,000 tons. Startup of operations is projected for third quarter 1998. Uncoated coils would be provided by U. S. Steel and Kobe.

     USX and Worthington Industries Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, Mich. The plant is operated by Worthington Industries, Inc. and is dedicated to serving U. S. Steel customers. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. The joint venture processes material sourced by U. S. Steel, with a processing capacity of 600,000 tons annually. In 1997, Worthington Specialty Processing processed 387,000 tons.

     USX and Rouge Steel Company participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Mich. This facility enables U. S. Steel to further supply the automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Capacity is 870,000 tons of electrogalvanized steel annually, with availability of the facility shared equally by the partners. In 1997, DESCO produced approximately 853,000 tons of electrogalvanized steel.

     In 1997, U. S. Steel Group and Olympic Steel, Inc. formed a 50/50 joint venture to process laser welded sheet steel blanks. The joint venture, which will conduct business as Olympic Laser Processing L.L.C., is in the process of constructing a facility in Van Buren, Michigan, with production expected to begin in 1998. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. U. S. Steel will be the venture's primary customer and will be responsible for marketing the laser welded blanks.

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

     In November, 1997, U. S. Steel Group and VSZ a.s., announced plans for a 50-50 joint venture in Kosice, Slovakia, for the production and marketing of tin mill products to serve an emerging Central European market. In February 1998, the joint venture, doing business as VSZ U. S. Steel, s. r.o., took over ownership and commenced operation of an existing tin mill facility (VSZ's Ocel plant in Kosice) with an annual production capacity of 140,000 metric tons. The joint venture plans to add 200,000 annual metric tons of new tin mill production capacity in the next two years.

     In June, 1997, USX entered into the Clairton Partnership, a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works. The partnership has an annual coke production capability of 1.5 million tons. U. S. Steel, the general partner, owns a 9.78% interest in the Clairton Partnership.

     In 1997, U. S. Steel Group, through its subsidiary, United States Steel Export Company de Mexico subsidiary, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., formed a joint venture for a slitting and warehousing facility in San Luis Potosi, Mexico. The joint venture will conduct business as Acero Prime and will service primarily the appliance industry. Construction will begin in 1998 with operations commencing in early 1999.

OTHER BUSINESSES

     In addition to Steel and Related Businesses, the U. S. Steel Group includes various Other Businesses, the most significant of which are described in this section. The Other Businesses that are included in the U. S. Steel Group accounted for only 1% of the U.S. Steel Group's revenues in 1997, 1996 and 1995.

     USX owns a 27% interest in RMI Titanium Company ("RMI"), a leading producer of titanium metal products. RMI is accounted for under the equity method (for additional information, see Note 6 to the U. S. Steel Group Financial Statements). RMI is a publicly traded company listed on the New York Stock Exchange. In December 1996, USX issued $117 million of 6 3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt"), convertible into USX's remaining interest in RMI common stock. For additional information on Indexed Debt, see Note 16, footnote (e), to the USX Consolidated Financial Statements on page U-18.

     USX Realty Development develops real estate for sale or lease and manages retail and office space, business and industrial parks and residential and recreational properties.

     USX Credit manages a portfolio of approximately $34 million of real estate and equipment loans which are generally secured by the real property or equipment financed. USX Credit is not actively making new loan commitments.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

     For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash flows and Liquidity - Capital Expenditures for the U. S. Steel Group on page S-29.

ENVIRONMENTAL MATTERS

     The U. S. Steel Group maintains a comprehensive environmental policy overseen by the Public Policy Committee of the USX Board of Directors. The Environmental Affairs organization has the responsibility to ensure that the U.
S. Steel Group's operating organizations maintain environmental compliance systems that are in accordance with applicable laws and regulations. The Executive Environmental Committee, which is comprised of officers of the U. S. Steel Group, is charged with reviewing its overall performance with various environmental compliance programs. Also, the U. S. Steel Group, largely through the American Iron and Steel Institute, continues its involvement in the negotiation of various air, water, and waste regulations with federal, state and local governments to assure the implementation of cost effective pollution reduction strategies.

     The businesses of the U. S. Steel Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act (the act, as amended by the 1990 amendments, the "CAA"), with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances. In addition, all states where the U. S. Steel Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

     For a discussion of environmental capital expenditures and the cost of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page S-31 and "Legal Proceedings" for the U. S. Steel Group on page 41.

     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on
U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see "Legal Proceedings on page 41, and Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies on page S-31."

Air

     The CAA imposed more stringent limits on air emissions, established a federally mandated operating permit program and allowed for enhanced civil and criminal enforcement sanctions. The principal impact of the CAA on the U. S. Steel Group is on the coke-making and primary steel-making operations of U. S. Steel, as described in this section. The coal mining operations and sales of U.
S. Steel Mining may also be affected.

     The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology (MACT) Standards. The amendment to the Chrome Electroplating MACT to include the chrome processes at Gary and Fairless is expected in 1998. The Pickling MACT is scheduled to be finalized in April 1998. The EPA is required to promulgate MACT standards for integrated iron and steel plants and taconite iron ore processing by November 15, 2000. The impact of these new standards could be significant to U. S. Steel, but the cost is not capable of being reasonably estimated until the rules are proposed or finalized.

     The CAA specifically addressed the regulation and control of coke ovens batteries. The National Emission Standard for Hazardous Air Pollutants for coke oven batteries was finalized in October 1993 setting forth the MACT standard and, as an alternative, a Lowest Achievable Emission Rate (LAER) standard. Effective January 1998, U. S. Steel elected to comply with the LAER standards.
U. S. Steel believes it will be able to meet the current LAER standards. The LAER standards will be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020.

     The CAA also mandates the nationwide reduction of emissions of acid rain precursors (sulfur dioxide and nitrogen oxides) from fossil fuel-fired electrical utility plants. Specified emission reductions are to be achieved by 2000. Phase I began on January 1, 1995, and applies to 110 utility plants specifically listed in the law. Phase II, which begins on January 1, 2000, will apply to other utility plants which may be regulated under the law. U. S. Steel, like all other electricity consumers, will be impacted by increased electrical energy costs that are expected as electric utilities seek rate increases to comply with the acid rain requirements.

     In September 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and particulate matter which are significantly more stringent than prior standards. The impact of these revised standards could be significant to U. S. Steel, but the cost is not capable of being reasonably estimated until the final revised standards are issued and, more importantly, the states implement their State Implementation Plans covering their standards.

     In 1997, all of the coal production of U. S. Steel Mining was metallurgical coal, which is primarily used in coke production. While USX believes that the new environmental requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke.

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

Remediation

     A significant portion of the U. S. Steel Group's currently identified environmental remediation projects relate to the remediation of former and present operating locations. These projects include the remediation of the Grand Calumet River (discussed above), and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

     The U. S. Steel Group is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, and it is possible that additional matters may come to its attention which may require remediation. For a discussion of remedial actions related to the U. S. Steel Group, see "Legal Proceedings -U. S. Steel Group Environmental Proceedings."

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

     Several steel production facilities and interests in two liquefied natural gas tankers are leased. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 18. Leases" on page U-19.

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

     Unless otherwise indicated, all reserves shown are as of December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments related to the Marathon Group and the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are included below in this discussion. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements and/or to the financial statements of the applicable group. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.

MARATHON GROUP

Environmental Proceedings

     The following is a summary of proceedings attributable to the Marathon Group that were pending or contemplated as of December 31, 1997, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under Item 3. "Legal Proceedings" above takes such matters into account.

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

     Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects are forward-looking statements. These forward-looking statements are based on certain assumptions including, but not limited to, the factors provided in the preceding paragraph. To the extent that these assumptions prove to be inaccurate, future spending for, or timing of completion of environmental projects may differ materially from those stated in forward-looking statements.

     At December 31, 1997, USX had been identified as a PRP at a total of 20 CERCLA sites related to the Marathon Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with each of these sites will be under $1 million per site, and most will be under $100,000.

     In addition, there are 11 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 71 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, the Marathon Group believes that its liability for cleanup and remediation costs in connection with 14 of these sites will be under $100,000 per site, another 28 sites have potential costs between $100,000 and $1 million per site, 14 sites may involve remediation costs between $1 million and $5 million per site. In addition, cleanup and remediation at one site, described in the following paragraph is expected to cost more than $5 million. There are 14 sites with insufficient information to estimate any remediation costs.

     There is one site that involves a remediation program in cooperation with the Michigan Department of Environmental Quality at a closed and dismantled refinery site located near Muskegon, Mich. During the next 10 to 20 years, the Marathon Group anticipates spending between $8 million and $12 million at this site. Expenditures for 1998 are expected to be approximately $100,000.


     In January 1997, a Notice of Violation ("NOV") was served by the Illinois Environmental Protection Agency ("EPA") on the Marathon Group, including Marathon Oil Company (Robinson Refinery and Brand Marketing), Marathon Pipe Line Company and Emro Marketing Company, consolidating various alleged violations of federal and state environmental laws and regulations relating to air, water and soil contamination. Based on the ongoing negotiations with Illinois EPA, a penalty in excess of $100,000 may be assessed against each of these companies. Negotiations continue with the State Attorney General's office and the Illinois EPA to resolve these alleged violations.

     In October 1996, U.S. EPA Region 5 issued a Finding of Violation against the Robinson Refinery alleging that it does not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the Clean Air Act (the act, as amended by the 1990 Amendments, the "CAA"), because the Refinery's Total Annual Benzene releases exceed the limitation of 10 megagrams per year, and as a result, the Refinery is in violation of the emission control, record keeping, and reports requirements. The Marathon Group contends that it does qualify for the exemption.

     In March 1996, the U.S. Department of Justice ("DOJ") filed a civil complaint in the U.S. District Court, Southern District, Illinois against the Robinson, Ill. refinery for violations of the CAA and Resource Conservation and Recovery Act ("RCRA"). The CAA violations are alleged to arise from the past noncompliance with the State of Illinois opacity, particulate and carbon monoxide air emission standards. The RCRA violation, which deals with a land treatment unit, arises from alleged past noncompliance with regulations that require the pretreatment of hazardous waste prior to disposal in a land treatment unit. In December 1997, a settlement was reached with the U. S. EPA and DOJ for a penalty of less than $100,000, and the Marathon Group has agreed to perform a Supplemental Environmental Project ("SEP"). In addition, as a result of a "stack test" taken in August 1996, U. S. EPA issued in October 1996, a NOV against the Refinery alleging an additional violation of the State's air emission standard dealing with particulate matter. Negotiations to settle this NOV continue.

     The Illinois State Attorney General's ("AG") Office is challenging the integrity of the sewer system at the Marathon Group's Robinson refinery based, in part, on a release to the sewer that occurred in April 1993, and has recommended a civil penalty of $228,000. In December 1997, the AG filed its complaint before the Illinois Pollution Control Board in the case of (People v. Marathon Oil Company), and a settlement has been reached whereby the Marathon Group will pay a penalty less than $100,000 and will continue to maintain its Sewer Inspection, Repair and Maintenance Program which it implemented in 1996.

     In connection with the formation of MAP all three of the refineries owned by Ashland Inc. ("Ashland") were conveyed effective January 1, 1998, to MAP or its subsidiaries. Ashland reported in its 1997 Form 10-K and updated in its Form 10-Q for the quarterly period ended December 31, 1997, that during 1997, U.S. EPA completed comprehensive inspections of these three refineries, prior to formation of MAP. These inspections evaluated Ashland's compliance with federal environmental laws and regulations at those facilities. Under the terms of its agreements with MAP, Ashland has retained responsibility for matters arising out of these inspections, including commencement of work as soon as practical on certain enumerated projects.


Posted Price Litigation

     The Marathon Group, alone or with other energy companies, has been named in a number of lawsuits in State and Federal courts alleging various causes of action related to crude oil royalty payments based on posted prices, including underpayment of royalty interests, underpayment of severance taxes, antitrust violations, and violation of the Texas common purchaser statute. Plaintiffs in these actions include governmental entities and private entities or individuals, and some seek class action status. All of these cases are in various stages of preliminary activities. No class certification has been determined as to Marathon in any case to date.

     During November 1997, Marathon and over twenty other defendants entered into a proposed class settlement agreement covering antitrust and contract claims from January 1, 1986, through September 30, 1997, excluding federal and Indian royalty claims, common purchaser claims and severance tax claims. The settlement agreement is pending approval by a U.S. District Court in Texas (Southern District) and is subject to a fairness hearing. If the Court approves the settlement, Marathon's payment, which is not expected to be material, should be made in the second half of 1998.

     Marathon has learned recently that it has been named by private plaintiffs as a defendant, along with other energy companies, in a lawsuit under the False Claims Act in the U. S. District Court of Texas (Eastern District). On February 19, 1998, the U.S. DOJ announced that it had intervened against four of the other energy-company defendants named such action. (U.S. ex rel., J. Benjamin Johnson et al. v. Exxon Company USA et al.).

     The Marathon Group intends to vigorously defend such remaining cases.

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

     The B&LE was a wholly owned subsidiary of USX throughout the period the conduct occurred. It is now a subsidiary of Transtar, in which USX has a 46% equity interest. USX is obligated to reimburse Transtar for judgments against the B&LE in these matters.

Aloha Stadium Litigation

     A jury trial was held in June 1993, in a case filed in the Circuit Court of the First Circuit of Hawaii by the State of Hawaii alleging, among other things, that the weathering steel, including USS COR-TEN Steel, which was incorporated into the Aloha Stadium was unsuitable for the purpose used. The State sought damages of approximately $97 million for past and future repair costs and also sought treble damages and punitive damages for deceptive trade practices and fraud, respectively. In October 1993, the jury returned a verdict finding no liability on the part of U. S. Steel. The State appealed the decision to the Supreme Court of Hawaii, which, on June 24, 1996, reversed the order of the trial court granting U. S. Steel's motion to dismiss the plaintiff's negligent misrepresentation claim and also held the trial court's jury instructions on the State's unfair, and deceptive trade practices claim to be erroneous. The Supreme Court has vacated the jury verdict and remanded the case to the trial court for further proceedings. Trial has been set for June 1998. Discovery is underway. On February 3, 1998, USX and the State of Hawaii reached a tentative settlement of the litigation. The settlement is subject to execution of a definitive settlement agreement on which work is progressing. The settlement is not expected to adversely affect operating results.


Inland Steel Patent Litigation

     In July 1991, Inland Steel Company ("Inland") filed an action against USX and another domestic steel producer in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants had infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $50 million and an injunction against future infringement. USX in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, a jury found USX to have infringed the patents. The District Court has yet to rule on the validity of the patents. In July 1993, the U. S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of USX and the other steel producer. A further request was submitted by USX to the Patent Office in October 1993, presenting additional questions as to patentability which was granted and consolidated for consideration with the original request. In 1994, the Patent Office issued a decision rejecting all claims of the Inland patents. Inland has appealed this decision to the Patent Office Board of Appeals. An oral hearing was held in March 1997. No decision has been reached.

Asbestos Litigation

     USX has been and is a defendant in a large number of cases in which plaintiffs allege injury resulting from exposure to asbestos. Many of these cases involve multiple plaintiffs and most have multiple defendants. These claims fall into three major groups: (1) claims made under the Jones Act and general maritime law by employees of the Great Lakes or Intercoastal Fleets, former operations of USX; (2) claims made by persons who did work at U. S. Steel Group facilities; and (3) claims made by industrial workers allegedly exposed to an electrical cable product formerly manufactured by USX. To date all actions resolved have been either dismissed or settled for immaterial amounts. It is not possible to predict with certainty the outcome of these matters; however, based upon present knowledge, USX believes that the remaining actions will be similarly resolved. This statement of belief is a forward-looking statement. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in the forward-looking statements.

Environmental Proceedings

     The following is a summary of the proceedings attributable to the U. S. Steel Group that were pending or contemplated as of December 31, 1997, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. Legal Proceedings" above takes such matters into account.

     Claims under CERCLA and related state acts have been raised with respect to the cleanup of various waste disposal and other sites. CERCLA is intended to expedite the cleanup of hazardous substances without regard to fault. PRPs for each site include present and former owners and operators of, transporters to and generators of the substances at the site. Liability is strict and can be joint and several. Because of various factors including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques and the amount of damages and cleanup costs and the time period during which such costs may be incurred, USX is unable to reasonably estimate its ultimate cost of compliance with CERCLA.

Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects are forward-looking statements. These forward-looking statements are based on certain assumptions including, but not limited to, the factors provided in the preceding paragraph. To the extent that these assumptions prove to be inaccurate, future spending for, or timing of completion of environmental projects may differ materially from those stated in forward-looking statements.

     At December 31, 1997, USX had been identified as a PRP at a total of 25 CERCLA sites related to the U. S. Steel Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with eleven of these sites will be between $100,000 and $1 million per site and seven will be under $100,000.

     At the remaining seven sites, USX has no reason to believe that its share in the remaining cleanup costs at any single site will exceed $5 million, although it is not possible to accurately predict the amount of USX's share in any final allocation of such costs. Following is a summary of the status of these sites:

    1. At USX's former Duluth, Minn. Works, USX expects to spend a total of $11 million through 1998, of which more than $10 million had been spent at December 31, 1997. The Duluth Works was listed by the Minnesota Pollution Control Agency ("MPCA") under the Minnesota Environmental Response and Liability Act ("MERLA") on its Permanent List of Priorities. The EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. USX is conducting an engineering study of the estuary sediments and the construction of a breakwater in the estuary. Depending upon the method and extent of remediation at this site, future costs, which are presently unknown and indeterminable, may exceed existing estimates.

    2. The Buckeye Reclamation Landfill, near St. Clairsville, Ohio, has been used at various times as a disposal site for coal mine refuse and municipal and industrial waste. USX is one of 15 PRPs that have indicated a willingness to enter into an agreed order with the EPA to perform a remediation of the site. Until there is a final determination of each PRP's proportionate share at the site, USX has agreed to accept a share of 9.26% under an interim allocation agreement among all 15 PRPs. Since 1992, USX has spent $250,000 at the site, primarily on remedial design work estimated to total $2.5 million. Implementation of the remedial design plan, resulting in a long-term cleanup of the site, is estimated to cost approximately $28.5 million. One of the PRPs filed suit against the EPA, the Ohio EPA, and 13 PRPs including USX. The EPA, in turn, has filed suit against the PRPs to recover $1.5 million in oversight costs. In May 1996, USX entered into a settlement agreement to resolve the litigation. USX agreed to pay 4.8% of the estimated costs which would result in USX paying an additional amount of approximately $1.1 million over a two- to three-year period.

    3. The D'Imperio/Ewan sites in New Jersey are waste disposal sites where a former USX subsidiary allegedly disposed of used paint and solvent wastes. USX has entered into a settlement agreement with the major PRPs at the sites which fixes USX's share of liability at approximately $1.2 million, $400,000 of which USX has already paid. The balance, which is expected to be paid over the next several years, has been accrued.

    4. The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. The EPA undertook the dismantling of the Berks Site's former processing area and instituted a cost recovery suit in July 1991 against 30 former Berks Site customers, as PRPs to recover $8 million it expended in the process area dismantling. The 30 PRPs targeted by the EPA joined over 400 additional PRPs in the EPA's cost recovery litigation. On June 30, 1993, the EPA issued a unilateral administrative order to the original 30 PRPs ordering remediation which the EPA estimates will cost over $70 million. In June 1996, the PRPs proposed an alternative remedy estimated to cost approximately $20 million. USX expects its share of these costs to be approximately 7%. In September 1997, USX signed a consent decree to conduct a feasibility study at the site to identify an alternative, lower-cost remedy.

        In February 1996, USX and other Berks Site PRPs were sued by the Pennsylvania Department of Environmental Resources ("PaDER") for $6 million in past costs.

    5. In 1987 the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, Calif. Records indicate that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid which were eventually taken to this landfill for disposal. The DHS recently requested that an interim remediation of one of the plumes of site contamination be carried out as soon as possible. The Generators' Cooperative Group has agreed to fund the interim remediation which is expected to cost approximately $400,000, of which U. S. Steel paid $43,175. U. S. Steel's allocated share among all PRPs at this site is 10%. Total remediation costs are estimated to be between $18 million and $32 million. In June, 1997, the DHS issued a Remedial Action Plan ("RAP"). Work on the RAP has been deferred while a Group application for an alternative remedy is being reviewed. The GBF Respondents Group has initiated an action against parties implicated at the site who have failed to become involved in cleanup related activities.

    6. In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. ("MIDC") site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which USX paid $3.4 million. The EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the PaDER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation and Feasibility Study ("RI/FS") which was issued. It is not possible to estimate accurately the cost of any remediation or USX's share in any final allocation formula; however, based on presently available information, USX may have been responsible for as much as 70% of the waste material deposited at the site. On October 10, 1995, the U.S. DOJ filed a complaint in the U.S. District Court for Western Pennsylvania against USX and other MIDC defendants to recover alleged costs incurred at the site. In June 1996, USX agreed to pay $245,000 to settle the government's claims for costs against USX, American Recovery, and Carnegie Natural Gas. USX has filed a cost recovery action against several parties who did not contribute to the cost of the removal activity at the site.

    7. USX participated with 35 other PRPs in performing removal work at the Ekotek/Petrochem site in Salt Lake City, Utah under the terms of a 1991 administrative order negotiated with the EPA. The removal work was completed in 1992 at a cost of over $9 million. In July 1992, the PRP Remediation Committee negotiated an administrative order on consent to perform a RI/FS of the site. The RI/FS was completed in 1995. A remediation plan estimated to cost $16.6 million was proposed by the EPA in 1995. In 1997, the EPA issued a revised Record of Decision with a remedial action estimated to cost $12.2 million. USX has contributed $630,000 through 1997 towards completing the removal work and performing the RI/FS. USX's proportionate share of costs presently being used by the PRP Remediation Committee is approximately 5% of the participating PRPs. The PRP Remediation Committee commenced cost recovery litigation against approximately 1,100 non-participating PRPs. Almost all of these defendants have settled their liability or joined the PRP Remediation Committee. In February 1997, the EPA issued an administrative order to USX and other PRPs to undertake the proposed remedial action and to reimburse approximately $5 million to de minimus PRPs who had earlier settled with the EPA on the basis of a substantially greater remedial cost estimate. On December 15, 1997, USX, along with forty other parties, signed a consent decree to clean up the site.

     In addition, there are 16 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 39 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, the U. S. Steel Group believes that its liability for cleanup and remediation costs in connection with six of these sites will be under $100,000 per site, another five sites have potential costs between $100,000 and $1 million per site, and eleven sites may involve remediation costs between $1 million and $5 million. Another of the 39 sites, the Grand Calumet River remediation at Gary Works, is expected to have remediation costs in excess of $5 million. Potential costs associated with remediation at the remaining
16 sites are not presently determinable.

The following is a discussion of remediation activities at the U. S. Steel Group's major facilities:

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

     In October 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.
S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The Public Trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a NRD Assessment. USX was identified as a PRP along with 15 other companies owning property along the river and harbor canal. USX and eight other PRPs have formed a joint defense group. The Trustees have notified the public of their plan for assessment and have published copies of the plan. A review of the plan has been conducted by the PRP joint defense group. Written comments were submitted by the group. The group met with the Trustees on November 7, 1997, and on December 9, 1997, for discussions of the Plan of Assessment. At those meetings the group presented its proposal for a restoration-based approach to the damage assessment process.

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

     The IDEM issued NOVs to USX's Gary Works in 1994 alleging various violations of air pollution requirements. In early 1996, USX paid a $6 million penalty and agreed to install additional pollution control equipment and programs costing approximately $100 million over a period of several years. In January 1998, U. S. Steel received a draft Order from IDEM addressing resolution of other past NOVs for alleged air violations and stipulated additional proposed penalties of $875,000. U. S. Steel is reviewing the Order and will negotiate the Order and an appropriate penalty.

     Clairton

     In 1987, USX and the PaDER entered into a consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That consent Order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PaDER reached agreement to amend the consent Order. Under the amended Order, USX agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. USX has proposed a remedial program estimated to cost $2.8 million.

     Fairless Works

     In January 1992, USX commenced negotiations with the EPA regarding the terms of an administrative Order on consent, pursuant to the RCRA, under which USX would perform a RFI and a CMS at Fairless Works. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following EPA approval. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at Fairless Works.

     Fairfield Works

     In December 1995, USX reached an agreement in principle with the EPA and the DOJ with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by USX and the United States and filed with the court on December 11, 1997, under which USX will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility.

     Mon Valley Works/Edgar Thomson Plant

     In September 1997, USX received a draft consent decree addressing issues raised in a NOV issued by the EPA in January 1997. The NOV alleged air quality violations at U. S. Steel's Edgar Thomson Plant, which is part of Mon Valley Works. The draft consent decree addressed these issues, including various operational requirements, which EPA believes are necessary to bring the plant into compliance. USX has begun implementing some of the compliance requirements identified by EPA. USX is meeting with EPA and other involved agencies to negotiate a consent decree and an appropriate penalty. USX and the EPA have tentatively agreed to a civil penalty of $1 million and the EPA is currently evaluating certain SEPs proposed by the company as a means of mitigating the final negotiated civil penalty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

   The principal market on which Marathon Stock and Steel Stock are traded is the New York Stock Exchange. Information concerning the high and low sales prices for the common stocks as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in "Consolidated Financial Statements and Supplementary Data - Selected Quarterly Financial Data (Unaudited)" on page U-29.

   As of January 31, 1998, there were 83,445 registered holders of Marathon Stock and 65,373 registered holders of Steel Stock. On January 26, 1998, USX redeemed all of the outstanding shares of Delhi Stock.

   The Board of Directors intends to declare and pay dividends on Marathon Stock and Steel Stock based on the financial condition and results of operations of the Marathon Group and the U. S. Steel Group respectively, although it has no obligation under Delaware law to do so. In determining its dividend policy with respect to Marathon Stock and Steel Stock, the Board will rely on the separate financial statements of the Marathon Group and the U. S. Steel Group, respectively. The method of calculating earnings per share for Marathon Stock and Steel Stock reflects the Board's intent that separately reported earnings and the surplus of the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. Dividends on all classes of preferred stock and USX common stock are limited to legally available funds of USX, which are determined on the basis of the entire Corporation. Distributions on Marathon Stock and Steel Stock would be precluded by a failure to pay dividends on any series of preferred stock of USX. In addition, net losses of any group, as well as dividends or distributions on any class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on the two classes of USX common stock as well as any preferred stock.

   Dividends on Steel Stock are further limited to the Available Steel Dividend Amount. Net losses of the Marathon Group and distributions on Marathon Stock, and on any preferred stock attributed to the Marathon Group will not reduce the funds available for declaration and payment of dividends on Steel Stock unless the legally available funds of USX are less than the Available Steel Dividend Amount.

   See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 22. Dividends" on page U-22.

   The Board has adopted certain policies with respect to the Marathon Group and the U. S. Steel Group, including, without limitation, the intention to: (i) limit capital expenditures of the U. S. Steel Group over the long term to an amount equal to the internally generated cash flow of the U. S. Steel Group, including funds generated by sales of assets of the U. S. Steel Group, (ii) sell assets and provide services between the Marathon Group and the U. S. Steel Group only on an arm's-length basis and (iii) treat funds generated by sales of Marathon Stock or Steel Stock and securities convertible into such stock as assets of the Marathon Group or the U. S. Steel Group, as the case may be, and apply such funds to acquire assets or reduce liabilities of the Marathon Group or the U. S. Steel Group, respectively. These policies may be modified or rescinded by action of the Board, or the Board may adopt additional policies, without the approval of holders of the two classes of USX common stock, although the Board has no present intention to do so.

Fiduciary Duties of the Board; Resolution of Conflicts

   Under Delaware law, the Board must act with due care and in the best interest of all the stockholders, including the holders of the shares of each class of USX common stock. The interests of the holders of any class of USX common stock may, under some circumstances, diverge or appear to diverge. Examples include the optional exchange of Steel Stock for Marathon Stock at the 10% premium, the determination of the record date of any such exchange or for the redemption of any Steel Stock; the establishing of the date for public announcement of the liquidation of USX and the commitment of capital among the Marathon Group and the U. S. Steel Group.

   Because the Board owes an equal duty to all common stockholders regardless of class, the Board is the appropriate body to deal with these matters. In order to assist the Board in this regard, USX has formulated policies to serve as guidelines for the resolution of matters involving a conflict or a potential conflict, including policies dealing with the payment of dividends, limiting capital investment in the U. S. Steel Group over the long term to its internally generated cash flow and allocation of corporate expenses and other matters. The Board has been advised concerning the applicable law relating to the discharge of its fiduciary duties to the common stockholders in the context of the separate classes of USX common stock and has delegated to the Audit Committee of the Board the responsibility to review matters which relate to this subject and report to the Board. While the classes of USX common stock may give rise to an increased potential for conflicts of interest, established rules of Delaware law would apply to the resolution of any such conflicts. In general, under Delaware law, a good faith determination by a disinterested and adequately informed Board with respect to any such matter would be a defense to any claim of liability made on behalf of the holders of any class of USX common stock. USX is aware of no precedent concerning the manner in which such rules of Delaware law would be applied in the context of its capital structure.

Item 6.  SELECTED FINANCIAL DATA
         USX - Consolidated

                                                                     DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)
                                                                  --------------------------------------------------
                                                                   1997       1996       1995       1994       1993
                                                                  -------    -------    -------    -------   -------
STATEMENT OF OPERATIONS DATA:
  Revenues(a) (c)..............................................   $22,588    $22,977    $20,413    $19,055    $17,798
  Income from Operations(b) (c)................................     1,705      1,779        726      1,174        285
  Includes:
    Inventory market valuation charges (credits)...............       284       (209)       (70)      (160)       241
    Restructuring charges (credits)............................         -          -          -          -         42
    Impairment of long-lived assets............................         -          -        675          -          -
  Income (loss) from continuing operations.....................       908        946        217        532       (179)
  Income (loss) from discontinued operations...................        80          6          4        (31)        12
  Extraordinary loss and cumulative effect
   of changes in accounting principles.........................         -         (9)        (7)         -        (92)
  Net income (loss)............................................   $   988    $   943    $   214    $   501    $  (259)
  Noncash credit from exchange of preferred stock (d)..........        10          -          -          -          -
  Dividends on preferred stock.................................       (13)       (22)       (28)       (31)       (27)
                                                                  -------    -------    -------    -------    -------
  Net income (loss) applicable to common stocks................   $   985    $   921    $   186    $   470    $  (286)

----------------
(a) Consists of sales, dividend and affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income. Amounts prior to 1997 have been reclassified to conform to 1997 classifications.
(b) Consists of operating income, dividend and affiliate income, net gains on disposal of investments, gain on affiliate stock offering and other income. Amounts prior to 1997 have been reclassified to conform to 1997 classifications.
(c) Excludes amounts for the Delhi Companies, which have been reclassified as discontinued operations. Amounts prior to 1997 have been reclassified to conform to 1997 classifications. See Note 3 to the Consolidated Financial Statements.
(d)  See Note 26 to the Consolidated Financial Statements.


COMMON SHARE DATA
MARATHON STOCK:
  Income (loss) before extraordinary
     loss and cumulative effect of
     changes in accounting principles
     applicable to Marathon Stock..............................   $  456     $  671     $ (87)     $  315     $  (12)
  Per share-basic (in dollars).................................     1.59       2.33      (.31)       1.10       (.04)
     -Diluted (in dollars).....................................     1.58       2.31      (.31)       1.10       (.04)

  Net income (loss) applicable to
     Marathon Stock............................................      456        664       (92)        315        (35)
  Per share-basic (in dollars).................................     1.59       2.31      (.33)       1.10       (.12)
     -Diluted (in dollars).....................................     1.58       2.29      (.33)       1.10       (.12)

  Dividends paid (in dollars)..................................      .76        .70       .68         .68        .68
  Common Stockholders' Equity
  Per Share (in dollars).......................................    12.53      11.62      9.99       11.01      10.58

SELECTED FINANCIAL DATA (contd.)
USX - Consolidated (contd.)

                                                           Dollars in millions (except per share data)
                                                           ------------------------------------------
                                                 1997          1996          1995         1994           1993
                                               -------       -------       -------       -------        -------
Steel Stock:
   Income (loss) before extraordinary
      loss and cumulative effect of
      changes in accounting principles
      applicable to Steel Stock..............  $   449       $   253       $   279       $   176        $  (190)
   Per share-basic (in dollars)..............     5.24          3.00          3.53          2.35          (2.96)
      -Diluted (in dollars)..................     4.88          2.97          3.43          2.33          (2.96)

   Net income (loss) applicable to
      Steel Stock............................      449           251           277           176           (259)
   Per share-basic (in dollars)..............     5.24          2.98          3.51          2.35          (4.04)
      -Diluted (in dollars)..................     4.88          2.95          3.41          2.33          (4.04)

   Dividends paid (in dollars)...............     1.00          1.00          1.00          1.00           1.00
      Common Stockholders' Equity
      per share (in dollars).................    20.56         18.37         16.10         12.01           8.32

Balance Sheet Data-December 31:
   Capital expenditures-for year.............  $ 1,373       $ 1,168       $ 1,016       $ 1,033        $ 1,151
   Total assets..............................   17,284        16,980        16,743        17,517         17,414
   Capitalization:
      Notes payable..........................  $   121       $    81       $    40       $     1        $     1
      Total long-term debt...................    3,403         4,212         4,937         5,599          5,970
      Minority interests(a)..................      432           250           250           250              5
      Redeemable Delhi Stock(b)..............      195             -             -             -              -
      Preferred stock........................        3             7             7           112            112
      Common stockholders' equity............    5,397         5,015         4,321         4,190          3,752
                                               -------       -------       -------       -------        -------
          Total capitalization...............  $ 9,551       $ 9,565       $ 9,555       $10,152        $ 9,840
                                               =======       =======       =======       =======        =======

   Ratio of earnings to fixed charges(e).....     4.11          3.90          1.62          2.18           (c)

   Ratio of earnings to combined fixed
      charges and preferred stock
      dividends(e)...........................     3.92          3.62          1.49          2.01           (d)

--------------------
(a) Consists of preferred stock of subsidiary, minority interests in common stock of subsidiaries, and trust preferred securities.
(b) On January 26, 1998, USX redeemed all of the outstanding shares of Delhi Stock. For additional information regarding Delhi Stock, see Income Per Common Share on page U-3, and Note 3 to the Consolidated Financial Statements.
(c)  Earnings did not cover fixed charges by $312 million.
(d) Earnings did not cover combined fixed charges and preferred stock dividends by $356 million.
(e) Amounts represent combined fixed charges and earnings from continuing operations, and have been reclassified to conform to 1997 classifications.

SELECTED FINANCIAL DATA (contd.)
USX - Marathon Group

                                                              Dollars in millions (except per share data)
                                                         ----------------------------------------------------
                                                            1997        1996       1995       1994      1993
                                                          -------     -------    -------    -------    -------
Statement of Operations Data:
   Revenues(a).......................................     $15,754      $16,394    $13,913    $12,949    $12,021
   Income from Operations(b).........................         932        1,296        147        776        228
   Includes:
       Inventory market valuation
         charges (credits)...........................         284         (209)       (70)      (160)       241
       Impairment of long-lived assets...............           -            -        659          -          -
   Income (loss) before extraordinary
     loss and cumulative effect of
     changes in accounting principles................         456          671        (83)       321         (6)
   Net income (loss).................................     $   456      $   664    $   (88)   $   321    $   (29)
   Dividends on preferred stock......................           -            -         (4)        (6)        (6)
                                                          -------      -------    -------    -------    -------
   Net income (loss) applicable to
       Marathon Stock................................     $   456      $   664    $   (92)   $   315    $   (35)

-----------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data

   Income (loss) before extraordinary
      loss and cumulative effect of
      changes in accounting principles
      - basic........................................     $  1.59      $  2.33    $  (.31)   $  1.10    $  (.04)
      - diluted......................................        1.58         2.31       (.31)      1.10       (.04)
   Net income (loss)-basic...........................        1.59         2.31       (.33)      1.10       (.12)
      - diluted......................................        1.58         2.29       (.33)      1.10       (.12)
   Dividends paid....................................         .76          .70        .68        .68        .68
   Common stockholders' equity.......................       12.53        11.62       9.99      11.01      10.58
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data-December 31:
   Capital expenditures-for year.....................     $ 1,038      $   751    $   642    $   753    $   910
   Total assets......................................      10,565       10,151     10,109     10,951     10,822


   Capitalization:
      Notes payable..................................     $   108      $    59    $    31    $     1    $     1
      Total long-term debt...........................       2,893        2,906      3,720      4,038      4,297
      Preferred stock of subsidiary..................         184          182        182        182          -
      Preferred stock................................           -            -          -         78         78
      Common stockholders' equity....................       3,618        3,340      2,872      3,163      3,032
                                                          -------      -------    -------    -------    -------
        Total capitalization.........................     $ 6,803      $ 6,487    $ 6,805    $ 7,462    $ 7,408
                                                          =======      =======    =======    =======    =======

----------------------------
(a) Consists of sales, dividend and affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income. Amounts prior to 1997 have been reclassified to conform to 1997 classifications.
(b) Consists of operating income, dividend and affiliate income, net gains on disposal of investments, gain on affiliate stock offering and other income. Amounts prior to 1997 have been reclassified to conform to 1997 classifications.

SELECTED FINANCIAL DATA (contd.)
USX - U. S. Steel  Group


                                                                     DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)
                                                                     ------------------------------------------
                                                                 1997       1996       1995       1994       1993
                                                                ------     ------     ------     ------     ------
STATEMENT OF OPERATIONS  DATA:
     Revenues(a)..............................                 $ 6,941     $ 6,670    $ 6,557    $ 6,141   $ 5,822
     Income from Operations(b)................                     773         483        582        388        61
 Includes:
  Restructuring charges.......................                       -           -          -          -        42
  Impairment of long-lived assets.............                       -           -         16          -         -
 Income (loss) before extraordinary
  loss and cumulative effect of
  changes in accounting principles............                     452         275        303        201      (169)
 Net income (loss)............................                  $  452     $   273    $   301     $  201   $  (238)
 Noncash credit from exchange
 of preferred stock...........................                      10           -          -          -         -
 Dividends on preferred stock.................                     (13)        (22)       (24)       (25)      (21)
                                                                ------      ------     ------     ------    ------
  Net income (loss) applicable to
  Steel Stock.................................                  $  449     $   251    $   277     $  176   $  (259)


-------------------------------------------------------------------------------------------------------------------


PER COMMON SHARE DATA

 Income (loss) before extraordinary
  loss and cumulative effect of
  changes in accounting principles
  -basic......................................                  $ 5.24      $ 3.00     $ 3.53     $ 2.35    $(2.96)
  -diluted....................................                    4.88        2.97       3.43       2.33     (2.96)
 Net income (loss)-basic......................                    5.24        2.98       3.51       2.35     (4.04)
  -diluted....................................                    4.88        2.95       3.41       2.33     (4.04)
 Dividends paid...............................                    1.00        1.00       1.00       1.00      1.00
 Common stockholders' equity..................                   20.56       18.37      16.10      12.01      8.32


-------------------------------------------------------------------------------------------------------------------


BALANCE SHEET DATA-DECEMBER 31:
 Capital expenditures-for year................                  $  261      $  337     $  324     $  248    $  198
 Total assets.................................                   6,694       6,580      6,521      6,480     6,629

 Capitalization:
  Notes payable...............................                  $   13      $   18     $    8     $    -   $     -
  Total long-term debt........................                     510       1,087      1,016      1,453     1,562
  Minority interest including
   preferred stock of subsidiary..............                      66          64         64         64         5
  Trust Preferred Securities..................                     182           -          -          -         -
  Preferred stock.............................                       3           7          7         32        32
  Common stockholders' equity.................                   1,779       1,559      1,337        913       585
                                                                ------      ------     ------     ------    ------
    Total capitalization                                        $2,553      $2,735     $2,432     $2,462    $2,184
                                                                ======      ======     ======     ======    ======

--------------------
(a) Consists of sales, dividend and affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income. Amounts prior to 1997 have been reclassified to conform to 1997 classifications.
(b) Consists of operating income, dividend and affiliate income, net gains on disposal of investments, gain on affiliate stock offering and other income. Amounts prior to 1997 have been reclassified to conform to 1997 classifications.

SELECTED FINANCIAL DATA (contd.)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Indexes to Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk of USX Consolidated, the Marathon Group and the U. S. Steel Group are presented immediately preceding pages U-1, M-1 and S-1, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Indexes to Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk for USX Consolidated, the Marathon Group and the U. S. Steel Group are presented immediately preceding pages U-1, M-1 and S-1, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

--------------------------------
                            USX
--------------------------------


            Index to Consolidated Financial Statements, Supplementary
            Data, Management's Discussion and Analysis and Quantitative and Qualitative Disclosures About Market Risk


                                                                           Page

                                                                           ----
            Management's Report..........................................  U-1

            Audited Consolidated Financial Statements:

              Report of Independent Accountants..........................  U-1

              Consolidated Statement of Operations.......................  U-2

              Consolidated Balance Sheet.................................  U-4

              Consolidated Statement of Cash Flows.......................  U-5

              Consolidated Statement of Stockholders' Equity.............  U-6

              Notes to Consolidated Financial Statements.................  U-8

            Selected Quarterly Financial Data............................  U-29

            Principal Unconsolidated Affiliates..........................  U-30

            Supplementary Information....................................  U-30

            Five-Year Operating Summary -- Marathon Group................  U-35

            Five-Year Operating Summary -- U. S. Steel Group.............  U-37

            Five-Year Financial Summary..................................  U-38

            Management's Discussion and Analysis.........................  U-39

            Quantitative and Qualitative Disclosures About Market Risk...  U-55

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

             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying consolidated financial statements appearing on pages U-2 through U-28 present fairly, in all material respects, the financial position of USX Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                As discussed in Note 5, page U-11, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets.

             Price Waterhouse LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 10, 1998

                Consolidated Statement of Operations

                (Dollars in millions)                                                     1997      1996      1995
                -----------------------------------------------------------------------------------------------------
                REVENUES:
                 Sales (Note 4)                                                           $22,375   $22,743   $20,273
                 Dividend and affiliate income                                                105        99       100
                 Gain on disposal of assets                                                    94        71        29
                 Gain on affiliate stock offering (Note 8)                                      -        53         -
                 Other income                                                                  14        11        11
                                                                                          -------   -------   -------
                       Total revenues                                                      22,588    22,977    20,413
                                                                                          -------   -------   -------
                COSTS AND EXPENSES:
                 Cost of sales (excludes items shown below)                                16,047    16,930    14,522
                 Selling, general and administrative expenses                                 218       144       163
                 Depreciation, depletion and amortization                                     967       985     1,135
                 Taxes other than income taxes                                              3,178     3,202     3,113
                 Exploration expenses                                                         189       146       149
                 Inventory market valuation charges (credits) (Note 19)                       284      (209)      (70)
                 Impairment of long-lived assets (Note 5)                                       -         -       675
                                                                                           ------   -------   -------
                       Total costs and expenses                                            20,883    21,198    19,687
                                                                                           ------   -------   -------
                INCOME FROM OPERATIONS                                                      1,705     1,779       726
                Net interest and other financial costs (Note 6)                               347       421       466
                                                                                           ------   -------   -------
                INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       1,358     1,358       260
                Provision for estimated income taxes (Note 12)                                450       412        43
                                                                                           ------   -------   -------
                INCOME FROM CONTINUING OPERATIONS                                             908       946       217
                                                                                           ------   -------   -------
                DISCONTINUED OPERATIONS (Note 3):
                 Income (loss) from operations (net of income tax)                             (1)        6         4
                 Gain on disposal (net of income tax)                                          81         -         -
                                                                                           ------   -------   -------
                INCOME FROM DISCONTINUED OPERATIONS                                            80         6         4
                                                                                           ------   -------   -------
                Extraordinary loss (Note 7)                                                     -         9         7
                                                                                           ------   -------   -------
                NET INCOME                                                                    988       943       214
                Noncash credit from exchange of preferred stock (Note 26)                      10         -         -
                Dividends on preferred stock                                                  (13)      (22)      (28)
                                                                                          -------   -------   -------
                NET INCOME APPLICABLE TO COMMON STOCKS                                    $   985   $   921   $   186
                -----------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these consolidated financial statements.

                Income Per Common Share

                (Dollars in millions, except per share data)     1997   1996    1995
                ----------------------------------------------------------------------
                CONTINUING OPERATIONS
                APPLICABLE TO MARATHON STOCK:
                  Income (loss) before extraordinary loss        $ 456  $ 671   $ (87)
                  Extraordinary loss                                 -     (7)     (5)
                                                                 -----  -----   ------
                  Net income (loss)                              $ 456  $ 664   $ (92)
                  PER SHARE DATA
                   BASIC:
                    Income (loss) before extraordinary loss      $1.59  $2.33   $(.31)
                    Extraordinary loss                               -   (.02)   (.02)
                                                                 -----  -----   ------
                    Net income (loss)                            $1.59  $2.31   $(.33)
                  DILUTED:
                    Income (loss) before extraordinary loss      $1.58  $2.31   $(.31)
                    Extraordinary loss                               -   (.02)   (.02)
                                                                 -----  -----   ------
                    Net income (loss)                            $1.58  $2.29   $(.33)
                ----------------------------------------------------------------------
                APPLICABLE TO STEEL STOCK:
                 Income before extraordinary loss                $ 449  $ 253   $ 279
                 Extraordinary loss                                  -     (2)     (2)
                                                                 -----  -----   ------
                 Net income                                      $ 449  $ 251   $ 277
                 PER SHARE DATA
                  BASIC:
                   Income before extraordinary loss              $5.24  $3.00   $3.53
                   Extraordinary loss                                -   (.02)   (.02)
                                                                 -----  -----   ------
                   Net income                                    $5.24  $2.98   $3.51
                  DILUTED:
                   Income before extraordinary loss              $4.88  $2.97   $3.43
                   Extraordinary loss                                -   (.02)   (.02)
                                                                 -----  -----   ------
                   Net income                                    $4.88  $2.95   $3.41
                ----------------------------------------------------------------------
                DISCONTINUED OPERATIONS
                APPLICABLE TO OUTSTANDING DELHI STOCK:
                 Income before extraordinary loss                $79.7  $ 6.4   $ 1.4
                 Extraordinary loss                                  -    (.5)    (.3)
                                                                 -----  -----   ------
                 Net income                                      $79.7  $ 5.9   $ 1.1
                 PER SHARE DATA
                  BASIC:
                   Income before extraordinary loss              $8.43  $ .67   $ .15
                   Extraordinary loss                                -   (.06)   (.03)
                                                                 -----  -----   ------
                   Net income                                    $8.43  $ .61   $ .12
                  DILUTED:
                   Income before extraordinary loss              $8.41  $ .67   $ .15
                   Extraordinary loss                                -   (.06)   (.03)
                                                                 -----  -----   ------
                   Net income                                    $8.41  $ .61   $ .12
                ----------------------------------------------------------------------

                See Note 24, for a description and computation of income per common share.
                The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Balance Sheet

             (Dollars in millions)                                                   December 31       1997    1996
             --------------------------------------------------------------------------------------------------------
             ASSETS
             Current assets:
               Cash and cash equivalents                                                            $    54   $    55
               Receivables, less allowance for doubtful accounts of
                $15 and $26 (Note 13)                                                                 1,417     1,270
               Inventories (Note 19)                                                                  1,685     1,939
               Deferred income tax benefits (Note 12)                                                   229        57
               Other current assets                                                                      87        81
                                                                                                    -------   -------
                  Total current assets                                                                3,472     3,402

             Investments and long-term receivables, less reserves
               of $15 and $17 (Note 14)                                                               1,028       854
             Property, plant and equipment - net (Note 17)                                           10,062    10,404
             Prepaid pensions (Note 10)                                                               2,247     2,014
             Other noncurrent assets                                                                    280       306
             Cash restricted for redemption of Delhi Stock (Note 3)                                     195         -
                                                                                                    -------   -------
                  Total assets                                                                      $17,284   $16,980
             --------------------------------------------------------------------------------------------------------
             LIABILITIES
             Current liabilities:
               Notes payable                                                                        $   121   $    81
               Accounts payable                                                                       2,011     2,204
               Payroll and benefits payable                                                             521       475
               Accrued taxes                                                                            304       304
               Accrued interest                                                                          95       102
               Long-term debt due within one year (Note 16)                                             471       353
                                                                                                    -------   -------
                  Total current liabilities                                                           3,523     3,519
             Long-term debt (Note 16)                                                                 2,932     3,859
             Long-term deferred income taxes (Note 12)                                                1,353     1,097
             Employee benefits (Note 11)                                                              2,713     2,797
             Deferred credits and other liabilities                                                     736       436

             Preferred stock of subsidiary (Note 25)                                                    250       250
             USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
              convertible debentures of USX (Note 26)                                                   182         -
             Redeemable Delhi Stock (Note 3)                                                            195         -

             STOCKHOLDERS' EQUITY (Details on pages U-6 and U-7)
             Preferred stock (Note 27)-
               6.50% Cumulative Convertible issued - 2,962,037 shares and
                6,900,000 shares ($148 and $345 liquidation preference, respectively)                     3         7
             Common stocks:
               Marathon Stock issued - 288,786,343 shares and 287,525,213 shares
                (par value $1 per share, authorized 550,000,000 shares)                                 289       288
               Steel Stock issued - 86,577,799 shares and 84,885,473 shares
                (par value $1 per share, authorized 200,000,000 shares)                                  86        85
               Delhi Stock issued - 9,448,269 shares
                (par value $1 per share, authorized 50,000,000 shares) (Note 3)                           -         9
             Additional paid-in capital                                                               3,924     4,150
             Retained earnings                                                                        1,138       517
             Other equity adjustments                                                                   (40)      (34)
                                                                                                    -------   -------
                  Total stockholders' equity                                                          5,400     5,022
                                                                                                    -------   -------
                  Total liabilities and stockholders' equity                                        $17,284   $16,980
             --------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Cash Flows


(Dollars in millions)                                                  1997      1996      1995
-------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:

Net income                                                            $   988   $   943   $   214
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                                        -         9         7
  Depreciation, depletion and amortization                                987     1,012     1,160
  Exploratory dry well costs                                               78        54        64
  Inventory market valuation charges (credits)                            284      (209)      (70)
  Pensions                                                               (225)     (187)     (338)
  Postretirement benefits other than pensions                            (117)       36        12
  Deferred income taxes                                                   228       257       (68)
  Gain on disposal of the Delhi Companies                                (287)        -         -
  Gain on disposal of assets                                              (94)      (71)      (30)
  Gain on affiliate stock offering                                          -       (53)        -
  Payment of amortized discount on zero coupon debentures                 (17)        -      (129)
  Impairment of long-lived assets                                           -         -       675
  Changes in: Current receivables - sold                                 (390)        -       (10)
                                  - operating turnover                     16      (170)      (74)
          Inventories                                                     (39)       27        40
          Current accounts payable and accrued expenses                    91        83       195
  All other - net                                                         (45)      (82)      (16)
                                                                      -------   -------   -------
   Net cash provided from operating activities                          1,458     1,649     1,632
                                                                      -------   -------   -------
INVESTING ACTIVITIES:

Capital expenditures                                                   (1,373)   (1,168)   (1,016)
Proceeds from sale of the Delhi Companies                                 752         -         -
Disposal of assets                                                        481       443       157
Withdrawal (deposit) - property exchange trusts                            98       (98)        -
Investments in equity affiliates - net                                   (249)       (2)        3
Cash restricted for redemption of Delhi Stock                            (195)        -         -
All other - net                                                            (3)       26         1
                                                                      -------   -------   -------
   Net cash used in investing activities                                 (489)     (799)     (855)
                                                                      -------   -------   -------
FINANCING ACTIVITIES:
Commercial paper and revolving credit arrangements  net                    41      (153)     (117)
Other debt - borrowings                                                    11       191        52
           - repayments                                                  (786)     (711)     (446)
Preferred stock redeemed                                                    -         -      (105)
Common stock - issued                                                      82        53       218
             - repurchased                                                  -         -        (1)
Dividends paid                                                           (316)     (307)     (295)
                                                                      -------   -------   -------
   Net cash used in financing activities                                 (968)     (927)     (694)
                                                                      -------   -------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (2)        1         -
                                                                      -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1)      (76)       83
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             55       131        48
                                                                      -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $    54   $    55   $   131
-------------------------------------------------------------------------------------------------

See Note 20, for supplemental cash flow information.
The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Statement of Stockholders' Equity

             After the redemption of the USX Delhi Common Stock (Delhi Stock) on January 26, 1998 (Note 3), USX has two classes of common stock: USX Marathon Group Common Stock (Marathon Stock) and USX U. S. Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Marathon Group and the U. S. Steel Group, respectively. (See Note 9, for a description of the two Groups.)

                On all matters where the holders of Marathon Stock and
             Steel Stock vote together as a single class, Marathon Stock has one vote per share and Steel Stock has a fluctuating vote per share based on the relative market value of a share of Steel Stock to the market value of a share of Marathon Stock. In the event of a disposition of all or substantially all the properties and assets of the U. S. Steel Group, USX must either distribute the net proceeds to the holders of the Steel Stock as a special dividend or in redemption of the stock, or exchange the Steel Stock for the Marathon Stock. In the event of liquidation of USX, the holders of the Marathon Stock and Steel Stock will share in the funds remaining for common stockholders based on the relative market capitalization of the respective Marathon Stock and Steel Stock to the aggregate market capitalization of both classes of common stock.

                                                                    Shares in thousands                 Dollars in millions
                                                            -----------------------------------   --------------------------------
                                                               1997         1996        1995         1997        1996       1995
             ---------------------------------------------------------------------------------------------------------------------
             PREFERRED STOCKS (Note 27):
              Adjustable Rate Cumulative:
               Outstanding at beginning of year                      -            -       2,100   $       -   $       -  $     105
               Redeemed                                              -            -      (2,100)          -           -       (105)
                                                            ----------   ----------  ----------   ---------   ---------- ---------

               Outstanding at end of year                            -            -           -   $       -   $        - $       -
             ---------------------------------------------------------------------------------------------------------------------
              6.50% Cumulative Convertible:
               Outstanding at beginning of year                  6,900        6,900       6,900   $       7   $       7  $       7
               Shares exchanged for trust
                preferred securities                            (3,938)           -           -          (4)          -          -
                                                            ----------   ----------  ----------   ---------   ---------- ---------

               Outstanding at end of year                        2,962        6,900       6,900   $       3   $       7  $       7
             ---------------------------------------------------------------------------------------------------------------------
             COMMON STOCKS:
              Marathon Stock:
               Outstanding at beginning of year                287,525      287,398     287,186       $ 288       $ 287      $ 287
               Issued for employee stock plans                   1,261          127         212           1           1          -
                                                            ----------   ----------  ----------   ---------   ---------  ---------
               Outstanding at end of year                      288,786      287,525     287,398       $ 289       $ 288      $ 287
             ---------------------------------------------------------------------------------------------------------------------
              Steel Stock:
               Outstanding at beginning of year                 84,885       83,042      75,970   $      85   $      83  $      76
               Issued in public offering                             -            -       5,000           -           -          5
               Issued for:
                Employee stock plans                             1,416        1,649       1,681           1           2          2
                Dividend Reinvestment Plan                         277          194         391           -           -          -
                                                            ----------   ----------  ----------   ---------   ---------  ---------
               Outstanding at end of year                       86,578       84,885      83,042   $      86   $      85  $      83
             ---------------------------------------------------------------------------------------------------------------------
              Delhi Stock:
               Outstanding at beginning of year                  9,448        9,447       9,438   $       9   $       9  $       9
               Issued (canceled) for employee stock plans           (3)           1           9           -           -          -
               Reclassified to redeemable Delhi Stock           (9,445)           -           -          (9)          -          -
                                                            ----------   ----------  ----------   ---------   ---------  ---------
               Outstanding at end of year                            -        9,448       9,447   $       -   $       9  $       9
             ---------------------------------------------------------------------------------------------------------------------

                        (Table continued on next page)

                                                    Shares in thousands                  Dollars in millions
                                             ---------------------------------    ----------------------------------
                                                1997         1996        1995        1997        1996        1995
--------------------------------------------------------------------------------------------------------------------
 TREASURY COMMON STOCKS, AT COST:
  Marathon Stock:
   Balance at beginning of year                      -            -           -   $       -    $       -   $       -
   Repurchased                                     (14)          (7)        (40)          -            -          (1)
   Reissued for employee stock plans                14            7          40           -            -           1
                                             ---------    ---------   ---------   ---------    ---------   ---------
   Balance at end of year                            -            -           -   $       -    $       -   $       -
--------------------------------------------------------------------------------------------------------------------
  Steel Stock:
   Balance at beginning of year                      -            -           -   $       -    $       -   $       -
   Repurchased                                     (11)          (7)        (15)          -            -           -
   Reissued for employee stock plans                11            7          15           -            -           -
                                             ---------    ---------   ---------   ---------    ---------   ---------
   Balance at end of year                            -            -           -   $       -    $       -   $       -
--------------------------------------------------------------------------------------------------------------------
  Delhi Stock:
   Balance at beginning of year                      -            -           -   $       -    $       -   $       -
   Repurchased                                      (1)          (1)         (2)          -            -           -
   Reissued for employee stock plans                 1            1           2           -            -           -
                                             ---------    ---------   ---------   ---------    ---------   ---------
   Balance at end of year                            -            -           -   $       -    $       -   $       -
--------------------------------------------------------------------------------------------------------------------
 ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of year                                                   $   4,150    $   4,094   $   4,168
   Marathon Stock issued                                                                 38            3           4
   Steel Stock issued                                                                    52           53         227
   6.50% preferred stock exchanged for
    trust preferred securities                                                         (188)           -           -
   Reclassified to redeemable Delhi Stock                                              (128)           -           -
   Dividends on preferred stock                                                           -            -         (28)
   Dividends on Marathon Stock (per share $.68)                                           -            -        (195)
   Dividends on Steel Stock  (per share $1.00)                                            -            -         (80)
   Dividends on Delhi Stock (per share $.20)                                              -            -          (2)
                                                                                  ---------    ---------   ---------
   Balance at end of year                                                         $   3,924    $   4,150   $   4,094
--------------------------------------------------------------------------------------------------------------------
 RETAINED EARNINGS (DEFICIT):
   Balance at beginning of year                                                   $     517    $    (116)  $    (330)
   Net income                                                                           988          943         214
   Dividends on preferred stock                                                         (13)         (22)          -
   Dividends on Marathon Stock (per share: $.76 in 1997
    and $.70 in 1996)                                                                  (219)        (201)          -
   Dividends on Steel Stock  (per share $1.00)                                          (86)         (85)          -
   Dividends on Delhi Stock (per share: $.15 in 1997 and
    $.20 in 1996)                                                                        (1)          (2)          -
   Reclassified to redeemable Delhi Stock                                               (58)           -           -
   Noncash credit from exchange of preferred stock                                       10            -           -
                                                                                  ---------    ---------   ---------
   Balance at end of year                                                         $   1,138    $     517   $    (116)
---------------------------------------------------------------------------------------------------------------------
 OTHER EQUITY ADJUSTMENTS:
   Foreign currency translation                                                   $      (8)   $      (8)  $      (8)
   Deferred compensation (Note 21)                                                       (3)          (4)         (5)
   Minimum pension liability (Note 10)                                                  (32)         (22)        (23)
   Unrealized holding gains on investments                                                3            -           -
                                                                                  ---------    ---------   ---------
   Total other equity adjustments                                                 $     (40)   $     (34)  $     (36)
--------------------------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                       $   5,400    $   5,022   $   4,328
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

                 Investments in unincorporated oil and gas joint ventures,
             undivided interest pipelines and jointly-owned gas processing plants are consolidated on a pro rata basis.

                 Investments in other entities over which USX has significant influence are accounted for using the equity method of accounting and are carried at USX's share of net assets plus advances. The proportionate share of income from these equity method investments is included in revenues.

                 Investments in other companies whose stock is publicly traded are carried at market value. The difference between the cost of these investments and market value is recorded as a direct adjustment to stockholders' equity (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost. Dividends from these investments are recognized in revenues.

                 Gains or losses from a change in ownership interest of a
             consolidated subsidiary or an unconsolidated affiliate are recognized in revenues in the period of change.

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

             DERIVATIVE INSTRUMENTS - USX engages in commodity and currency risk management activities within the normal course of its businesses as an end-user of derivative instruments (Note 28). Management is authorized to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, nonferrous metals and electricity through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. USX's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Derivative instruments relating to fixed price sales of equity production are marked-to-market in the current period and the related income effects are included within income from operations. All other changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis.

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

                 USX evaluates impairment of its oil and gas assets primarily on a field-by-field basis. Other assets are evaluated on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

             ENVIRONMENTAL LIABILITIES - USX provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and could be discounted in certain instances. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based on production of estimated proved oil and gas reserves.

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

             RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1997 classifications and to reflect the discontinued operations presentation from the 1997 sale of the Delhi Companies. See Note 3.

________________________________________________________________________________
2. NEW ACCOUNTING STANDARDS

             The following accounting standards were adopted by USX:

                 Environmental remediation liabilities - Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, USX identified additional environmental remediation liabilities of $46 million, of which $28 million was discounted to a present value of $13 million and $18 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect of adoption on income from operations at January 1, 1997, was $27 million.

                 Earnings per share - In 1997, USX adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company's adoption of SFAS No. 128 did not materially change current and prior years' EPS.

                Stock-based compensation - Effective January 1, 1996, USX adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which establishes a fair value based method of accounting for employee stock-based compensation plans. The Standard permits companies to continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided certain disclosures are made. USX has complied with SFAS No. 123 by following the accounting provisions of APB No. 25 and including the required disclosures at Note 21.

________________________________________________________________________________
3. DISCONTINUED OPERATIONS

                Effective October 31, 1997, USX sold its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprise all of the Delhi Group (Delhi Companies). The transaction involved a gross purchase price of $762 million. Under the USX Restated Certificate of Incorporation (USX Certificate), USX was required to elect one of three options to return the value of the net proceeds received in the transaction to the holders of shares in USX-Delhi Group Common Stock (Delhi shareholders). Of the three options, USX elected to use the net proceeds of $195 million, or $20.60 per share, to redeem all shares of Delhi Stock. The net proceeds were distributed to the Delhi shareholders on January 26, 1998.

                       The net proceeds were calculated in accordance with the
                USX Certificate by deducting from the gross purchase price, amounts of certain liabilities retained by the Delhi Companies as well as amounts necessary to provide for taxes incurred by USX in connection with the transaction, transaction fees and expenses, contingent liabilities of the Delhi Group and certain other liabilities and obligations not being assumed by the buyer (including the portion of USX's debt and preferred stock attributed to the Delhi Group). To the extent that the actual future cash outflows for the liabilities retained from the Delhi Companies vary from the amounts withheld from the proceeds, the difference will be attributed to the Marathon and U. S. Steel Groups.

                       The following is a calculation of the net proceeds
                available for distribution and redemption price:

                (In millions, except per share amount)
                ---------------------------------------------------------------------------------------------
                Gross purchase price                                                                  $  762
                Less adjustments per stock purchase and sale agreement/(a)/                               10
                                                                                                      ------
                Adjusted purchase price                                                                  752
                Less deductions for:
                  Income taxes payable by USX with respect to the transaction       $ 208
                  Liabilities (contingent and otherwise) of or attributed to the
                    Delhi Group/(b)/                                                  346
                  Transaction costs, net of income taxes                                4                 558
                                                                                    -----              ------
                Plus interest earned on funds held for redemption from closing
                       date until redemption date, net of income taxes                                      1
                                                                                                       ------
                Net proceeds available for distribution                                                $  195
                                                                                                       ======
                Net proceeds per share/(c)/                                                            $20.60
                -------------------------------------------------------------------------------------------------------------

                /(a)/ Reflects liabilities retained by the Delhi Companies for which adjustments were required under the stock purchase and sale agreement.

                /(b)/ Includes debt and preferred stock attributed to the Delhi Group at October 31, 1997.

                /(c)/ 9,445,338 shares were reclassified to redeemable Delhi Stock as of December 31, 1997.

                       The sale of the Delhi Companies resulted in a gain on
                disposal of $81 million, net of $206 million income taxes.

                       As of December 31, 1997, the balance sheet of the Delhi
                Group consisted of cash restricted for the redemption of Delhi Stock of $195 million and redeemable Delhi Stock in an equal and offsetting amount.

                       The financial results of the Delhi Group have been
                reclassified as discontinued operations for all periods presented in the Consolidated Statement of Operations and are summarized as follows:

                                                                               Year Ended December 31
                                                                                         --------------
                (In millions)                                                 1997/(a)/    1996   1995
                ---------------------------------------------------------------------------------------
                Revenues                                                      $1,205      $1,062  $ 671
                Costs and expenses                                             1,190       1,031    647
                                                                              ------      ------  -----
                Income from operations                                            15          31     24
                Net interest and other financial costs                            23          21     16
                                                                              ------      ------  -----
                Income (loss) before income taxes                                 (8)         10      8
                Provision (credit) for estimated income taxes                     (7)          4      4
                                                                              ------      ------  -----
                Net income (loss)                                             $   (1)     $    6  $   4
                ---------------------------------------------------------------------------------------

                /(a)/  Represents ten months of operations.

________________________________________________________________________________
4. REVENUES


                The items below are included in revenues and costs and expenses, with no effect on income.

                (In millions)                                               1997          1996          1995
                ----------------------------------------------------------------------------------------------

                Consumer excise taxes on petroleum products
                  and merchandise                                           $2,736        $2,768        $2,708
                Matching crude oil and refined product
                  buy/sell transactions settled in cash                      2,436         2,912         2,067
                ----------------------------------------------------------------------------------------------

________________________________________________________________________________
5. IMPAIRMENT OF LONG-LIVED ASSETS

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

                    Adoption of SFAS No. 121 resulted in an impairment charge
                included in 1995 costs and expenses of $675 million. The impaired assets primarily included certain domestic and international oil and gas properties, an idled refinery, surplus real estate and related goodwill.

                    USX assessed impairment of its oil and gas properties
                based primarily on a field-by-field approach. The predominant method used to determine fair value was a discounted cash flow approach and where available, comparable market values were used. The impairment provision reduced capitalized costs of oil and gas properties by $533 million.

                    In addition, the Indianapolis, Indiana refinery, which was temporarily idled in October 1993, was impaired by $126 million, including related goodwill. The impairment was based on a discounted cash flow approach and comparable market values.

                    Other long-lived assets written down included certain iron ore mineral rights and surplus real estate holdings. The impairment charge recognized for these assets was $16 million.

________________________________________________________________________________
6. OTHER ITEMS

                (In millions)                                                     1997         1996         1995
                ------------------------------------------------------------------------------------------------------
                NET INTEREST AND OTHER FINANCIAL COSTS
                 FROM CONTINUING OPERATIONS

                  INTEREST AND OTHER FINANCIAL INCOME:
                   Interest income                                                $  11        $   8        $  17
                   Other                                                             (6)          (1)           3
                                                                                  -----        -----        -----
                     Total                                                            5            7           20
                                                                                  -----        -----        -----
                  INTEREST AND OTHER FINANCIAL COSTS:
                   Interest incurred                                                289          345          395
                   Less interest capitalized                                         31           11           13
                                                                                  -----        -----        -----
                     Net interest                                                   258          334          382
                   Interest on tax issues                                            20           14            6  /(a)/
                   Financial costs on trust preferred securities                     10            -            -
                   Financial costs on preferred stock of subsidiary                  21           21           21
                   Amortization of discounts                                          6            9           27
                   Expenses on sales of accounts receivable                          40           40           46
                   Adjustment to settlement value of indexed debt                   (10)           6            -
                   Other                                                              7            4            4
                                                                                  -----        -----        -----
                     Total                                                          352          428          486
                                                                                  -----        -----        -----
                NET INTEREST AND OTHER FINANCIAL COSTS                            $ 347        $ 421        $ 466
                ----------------------------------------------------------------------------------------------------

                /(a)/ Includes a $20 million benefit related to refundable federal income taxes paid in prior years.

                ________________________________________________________________
                FOREIGN CURRENCY TRANSACTIONS

                   For 1997, 1996 and 1995, the aggregate foreign currency transaction gains (losses) included in determining income from continuing operations were $4 million, $(24) million and $3 million, respectively.

________________________________________________________________________________
7. EXTRAORDINARY LOSS

                On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of 8-1/2% Sinking Fund Debentures, resulting in a 1996 extraordinary loss of $9 million, net of a $5 million income tax benefit. In 1995, USX extinguished $553 million of debt prior to maturity, primarily consisting of Zero Coupon Convertible Senior Debentures, with a carrying value of $393 million, and $83 million of 8-1/2% Sinking Fund Debentures, which resulted in an extraordinary loss of $7 million, net of a $4 million income tax benefit.

________________________________________________________________________________
8. GAIN ON AFFILIATE STOCK OFFERING

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

________________________________________________________________________________
9. OPERATIONS AND SEGMENT INFORMATION CONTINUING OPERATIONS

                After the redemption of the Delhi Stock on January 26, 1998, USX has two classes of common stock: Marathon Stock and Steel Stock, which are intended to reflect the performance of the Marathon Group and the U. S. Steel Group, respectively. The operations and segments of USX conform to USX's group structure. A description of each group and its products and services is as follows:

                      MARATHON GROUP - The Marathon Group is involved in worldwide exploration, production, transportation and marketing of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and power generation. Marathon Group revenues as a percentage of total consolidated USX revenues were 69% in 1997, 71% in 1996 and 68% in 1995. See five-year operating data on page U-35.

                      U. S. STEEL GROUP - The U. S. Steel Group, which consists primarily of steel operations, includes the largest domestic integrated steel producer and is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services. Other businesses that are part of the U. S. Steel Group include real estate development and management and leasing and financing activities. U. S. Steel Group revenues as a percentage of total consolidated USX revenues were 31% in 1997, 29% in 1996 and 32% in 1995. See five-year operating data on page U-37.


INDUSTRY SEGMENT:

                                                                                                    Depreciation,
                                            Revenues                                                 Depletion
                                            Between             Total      Operating                    and           Capital
(In millions)          Year     Revenues    Groups/(a)/       Revenues     Income/(b)/    Assets    Amortization   Expenditures
------------------------------------------------------------------------------------------------------------------------------------
Marathon Group:          1997    $15,649     $ 105             $15,754       $    866     $10,565        $  664         $1,038
                         1996     16,307        87              16,394          1,234      10,151           693            751
                         1995     13,856        57              13,913            113      10,109           817            642
------------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:       1997      6,939         2               6,941            704       6,694           303            261
                         1996      6,670         -               6,670            360       6,580           292            337
                         1995      6,557         -               6,557            500       6,521           318            324
------------------------------------------------------------------------------------------------------------------------------------
Adjustments for          1997          -      (107)               (107)             -          25             -             74
 Discontinued            1996          -       (87)                (87)             -         249             -             80
 Operations and          1995          -       (57)                (57)             -         113             -             50
 Eliminations
------------------------------------------------------------------------------------------------------------------------------------
Total USX Corporation:   1997    $22,588     $   -             $22,588       $  1,570     $17,284        $  967         $1,373
                         1996     22,977         -              22,977          1,594      16,980           985          1,168
                         1995     20,413         -              20,413            613      16,743         1,135          1,016
------------------------------------------------------------------------------------------------------------------------------------

/(a)/ Intergroup sales and transfers were conducted on an arm's-length basis. /(b)/ Operating income includes inventory market valuation charges (credits) for the Marathon Group of $284 million, $(209) million and $(70) million in 1997, 1996 and 1995, respectively (Note 19); and in 1995, impairment of long-lived asset charges of $659 million for the Marathon Group and $16 million for the U. S. Steel Group (Note 5). Operating income does not include dividend and affiliate income, gains from changes in ownership, gains and losses on disposal of investments and other income, which are included in income from operations in the Consolidated Statement of Operations.

EXPORT SALES:
    The information below summarizes export sales by geographic area for the U.S. Steel Group. Export sales from domestic operations for the Marathon Group were not material.

(In millions)                                                     1997   1996   1995
-------------------------------------------------------------------------------------------
Far East                                                          $  14  $  58  $ 338
Europe                                                              122    103    142
Other                                                               302    232    224
                                                                  -----  -----  -----
   Total export sales                                             $ 438  $ 393  $ 704
-------------------------------------------------------------------------------------------

GEOGRAPHIC AREA:

  The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                                 Revenues
                                                   -------------------------------
                                                     Within      Between              Operating
                                                   Geographic   Geographic              Income
(In millions)                               Year     Areas       Areas      Total      (Loss)    Assets
------------------------------------------------------------------------------------------------------------------------------------
Marathon Group:
   United States                            1997   $  15,034    $    -      $ 15,034   $  607    $ 6,683
                                            1996      15,509         -        15,509      866      6,604
                                            1995      13,162         -        13,162      129      6,791
   Europe                                   1997         698         -           698      268      2,144
                                            1996         859         -           859      368      2,230
                                            1995         726         -           726      109      2,372
   Other International                      1997          22        39            61       (9)     1,738
                                            1996          26        43            69        -      1,317
                                            1995          25        85           110     (125)       946
   Eliminations                             1997           -       (39)          (39)       -          -
                                            1996           -       (43)          (43)       -          -
                                            1995           -       (85)          (85)       -          -
   Total Marathon Group                     1997   $  15,754    $    -      $ 15,754   $  866    $10,565
                                            1996      16,394         -        16,394    1,234     10,151
                                            1995      13,913         -        13,913      113     10,109
------------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:
   United States                            1997   $   6,926    $    -      $ 6,926    $  705    $ 6,667
                                            1996       6,642         -        6,642       363      6,552
                                            1995       6,538         4        6,542       501      6,492
   International                            1997          15         -           15        (1)        27
                                            1996          28         -           28        (3)        28
                                            1995          19         -           19        (1)        29
   Eliminations                             1997           -         -            -         -          -
                                            1996           -         -            -         -          -
                                            1995           -        (4)          (4)        -          -
   Total U. S. Steel Group                  1997   $   6,941    $    -      $ 6,941    $  704    $ 6,694
                                            1996       6,670         -        6,670       360      6,580
                                            1995       6,557         -        6,557       500      6,521
------------------------------------------------------------------------------------------------------------------------------------
Adjustments for                             1997   $    (107)   $    -      $  (107)   $    -    $    25
  Discontinued Operations                   1996         (87)        -          (87)        -        249
  and Eliminations                          1995         (57)        -          (57)        -        113
------------------------------------------------------------------------------------------------------------------------------------
Total USX Corporation                       1997   $  22,588    $    -      $22,588    $1,570   $ 17,284
                                            1996      22,977         -       22,977     1,594     16,980
                                            1995      20,413         -       20,413       613     16,743
------------------------------------------------------------------------------------------------------------------------------------

________________________________________________________________________________
10. PENSIONS

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

                PENSION COST (CREDIT) - The defined benefit cost from continuing operations for major plans for 1997, 1996 and 1995 was determined assuming an expected long-term rate of return on plan assets of 9.5%, 10% and 10%, respectively, and was as follows:

                (In millions)                                                  1997          1996          1995
                ----------------------------------------------------------------------------------------------------
                USX major plans:
                Cost of benefits earned during the period                       $    96      $   104       $    83
                Interest cost on projected benefit obligation
                  (7.5% for 1997; 7% for 1996; and 8% for 1995)                     562          568           604
                Return on assets - actual return                                 (1,972)      (1,275)       (2,039)
                                 - deferred gain                                  1,144          422         1,200
                Net amortization of unrecognized losses                               3            7             -
                                                                                 ------      -------       -------
                   Total major plans                                               (167)        (174)         (152)
                Multiemployer and other USX plans                                     6            6             6
                                                                                 ------      -------       -------
                   Total periodic pension credit                                   (161)        (168)         (146)
                Curtailment, settlement and termination costs                         4            6             2
                                                                                 ------      -------       -------
                   Total pension credit                                         $  (157)     $  (162)      $  (144)
                ----------------------------------------------------------------------------------------------------

                FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 7% at December 31, 1997, and 7.5% at December 31, 1996. The assumed rate of future increases in compensation levels was 4% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in USX's consolidated balance sheet:

                (In millions)                                                  December 31          1997      1996
                -------------------------------------------------------------------------------------------------------------------
                Reconciliation of funds' status to reported amounts:
                Projected benefit obligation (PBO)/(a)/                                             $(8,085)  $(7,924)
                Plan assets at fair market value/(b)/                                                10,925     9,883
                                                                                                    -------   -------
                       Assets in excess of PBO/(c)/                                                   2,840     1,959
                Unrecognized net gain from transition                                                  (249)     (300)
                Unrecognized prior service cost                                                         628       640
                Unrecognized net gain                                                                  (993)     (311)
                Additional minimum liability/(d)/                                                       (79)      (77)
                                                                                                    -------   -------
                       Net pension asset included in balance sheet                                  $ 2,147   $ 1,911
                -------------------------------------------------------------------------------------------------------------------
                /(a)/  PBO includes:
                          Accumulated benefit obligation (ABO)                                      $(7,490)  $(7,394)
                          Vested benefit obligation                                                  (7,031)   (6,931)
                /(b)/  Types of assets held:
                          Stocks of other corporations                                                   56%       56%
                          U.S. Government securities                                                     17%       18%
                          Corporate debt instruments and other                                           27%       26%

                /(c)/  Includes several small plans that have ABOs in excess of plan assets:
                          PBO                                                                       $  (151)  $  (135)
                          Plan assets                                                                    24        18
                                                                                                    -------   -------
                            PBO in excess of plan assets                                            $  (127)  $  (117)
                /(d)/  Additional minimum liability recorded was offset by the following:
                          Intangible asset                                                          $    30   $    42
                          Stockholders' equity adjustment net of deferred income tax                     32        22
                ------------------------------------------------------------------------------------------------------------------

________________________________________________________________________________
11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

                POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1997, 1996 and 1995 was determined assuming discount rates of 7.5%, 7% and 8%, respectively, and an expected return on plan assets of 9.5% in 1997 and 10% for 1996 and 1995:


                (In millions)                                                     1997        1996        1995
                ------------------------------------------------------------------------------------------------------
                Cost of benefits earned during the period                         $  21       $  26       $  26
                Interest on accumulated postretirement benefit obligation (APBO)    175         183         198
                Return on assets - actual return                                    (19)        (12)        (11)
                                 - deferred gain (loss)                               8           1          (1)
                Amortization of unrecognized (gains) losses                         (12)          2          (1)
                                                                                   -----      -----       -----
                   Total defined benefit plans                                      173         200         211
                Multiemployer plans/(a)/                                             15          15          15
                                                                                   -----      -----       -----
                   Total postretirement benefit cost                              $ 188       $ 215       $ 226
                ------------------------------------------------------------------------------------------------------

                /(a)/ Payments are made to a multiemployer benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $108 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

                FUNDS' STATUS - The following table sets forth the plans' funded status and the amounts reported in USX's consolidated balance sheet:

                (In millions)                                         December 31                 1997    1996
                --------------------------------------------------------------------------------------------------------------
                Reconciliation of funds' status to reported amounts:
                Fair value of plan assets                                                         $  258  $  111
                                                                                                  ------  ------
                APBO attributable to:
                  Retirees                                                                         1,772   1,784
                  Fully eligible plan participants                                                   271     233
                  Other active plan participants                                                     408     393
                                                                                                  ------  ------
                     Total APBO                                                                    2,451   2,410
                                                                                                  ------  ------
                     APBO in excess of plan assets                                                 2,193   2,299
                Unrecognized net gain                                                                254     260
                Unrecognized prior service cost                                                        7       6
                                                                                                  ------  ------
                     Accrued liability included in balance sheet                                  $2,454  $2,565
                ------------------------------------------------------------------------------------------------------------

                     The assumed discount rate used to measure the APBO was 7%
                and 7.5% at December 31, 1997, and December 31, 1996, respectively. The assumed rate of future increases in compensation levels was 4% at both year-ends. The weighted average health care cost trend rate in 1998 is approximately 8%, declining to an ultimate rate in 2004 of approximately 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1997 net periodic postretirement benefit cost by $22 million and would have increased the APBO as of December 31, 1997, by $242 million.

--------------------------------------------------------------------------------
12. INCOME TAXES

     Provisions (credits) for estimated income taxes on income from continuing operations were:

                                            1997                              1996                                 1995
                             -------------------------------     ------------------------------    ---------------------------------
          (In millions)         Current   Deferred      Total      Current  Deferred     Total    Current     Deferred        Total
          Federal                  $208      $ 163       $371         $142     $ 151     $ 293      $  80        $ (71)       $   9
          State and local             7         32         39           12        21        33         19          (31)         (12)
          Foreign                    12         28         40            4        82        86         15           31           46
                                   ----      -----       ----   ----------  --------  --------   --------   ----------   ----------
            Total                  $227      $ 223       $450         $158     $ 254     $ 412      $ 114        $ (71)       $  43
------------------------------------------------------------------------------------------------------------------------------------

     A reconciliation of federal statutory tax rate (35%) to total provisions from continuing operations follows:

          (In millions)                                                            1997            1996            1995
          --------------------------------------------------------------------------------------------------------------------------
          Statutory rate applied to income from continuing operations
           before income taxes                                                     $ 475           $ 476            $  92
          Credits other than foreign tax credits                                     (24)            (48)              (1)
          State and local income taxes after federal income tax effects               25              22               (8)
          Effects of foreign operations, including foreign tax credits               (11)            (16)             (35) /(a)/
          Effects of partially-owned companies                                        (9)            (16)             (15)
          Dispositions of subsidiary investments                                       -              (8)              (6)
          Excess percentage depletion                                                (10)             (7)              (8)
          Nondeductible business and amortization expenses                             5               5               17
          Adjustment of prior years' income taxes                                      2               3                2
          Adjustment of valuation allowances                                          (5)              -                6
          Other                                                                        2               1               (1)
                                                                                --------        --------        ----------
             Total provisions on income from continuing operations                 $ 450           $ 412            $  43
          --------------------------------------------------------------------------------------------------------------------------

          /(a)/ Includes incremental tax benefits of $39 million resulting from USX's election to credit, rather than deduct, certain foreign income taxes for federal income tax purposes.

                 Deferred tax assets and liabilities resulted from the following:

          (In millions)                                                           December  31      1997           1996
          --------------------------------------------------------------------------------------------------------------------------
          Deferred tax assets:
           Minimum tax credit carryforwards                                                          $  222         $  436
           General business credit carryforwards                                                          -             24
           State tax loss carryforwards (expiring in 1998 through 2012)                                 127            141
           Foreign tax loss carryforwards (portion of which expire in 1998 through 2012)                483            519
           Employee benefits                                                                          1,004          1,025
           Receivables, payables and debt                                                                63             79
           Expected federal benefit for:
            Crediting certain foreign deferred income taxes                                             249            216
            Deducting state and other foreign deferred income taxes                                      47             41
           Contingency and other accruals                                                               198            167
           Other                                                                                         59            155
           Valuation allowances                                                                        (363)          (396)
                                                                                                     ------      ---------
               Total deferred tax assets/(a)/                                                         2,089          2,407
                                                                                                     ------      ---------
          Deferred tax liabilities:
           Property, plant and equipment                                                              2,041          2,180
           Prepaid pensions                                                                             786            721
           Inventory                                                                                    212            319
           Other                                                                                        167            228
                                                                                                     ------      ---------
               Total deferred tax liabilities                                                         3,206          3,448
                                                                                                     ------      ---------
                Net deferred tax liabilities                                                         $1,117         $1,041
          --------------------------------------------------------------------------------------------------------------------------

          /(a)/ USX expects to generate sufficient future taxable income to realize the benefit of its deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.

                 The consolidated tax returns of USX for the years 1990 through 1994 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

                 Pretax income from continuing operations included $250 million, $339 million and $(50) million attributable to foreign sources in 1997, 1996 and 1995, respectively.

                 Undistributed earnings of consolidated foreign subsidiaries at December 31, 1997, amounted to $108 million. No provision for deferred U.S. income taxes has been made because USX intends to permanently reinvest such earnings in its foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $38 million would have been required.

--------------------------------------------------------------------------------
13. SALES OF RECEIVABLES

             USX has an agreement (the program) at December 31, 1997, to sell an undivided interest in certain accounts receivable. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1997, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement in 1998, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amounts sold under the current and previous programs averaged $705 million, $740 million and $744 million for years 1997, 1996 and 1995, respectively. (For most of 1997 and for the years 1996 and 1995, the Marathon and Delhi Groups had a separate accounts receivable program that was terminated in late 1997.) The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program's size. USX does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, USX may be required to forward to the buyers, payments collected on the sold accounts receivable.

--------------------------------------------------------------------------------
14. INVESTMENTS AND LONG-TERM RECEIVABLES

             (In millions)                                                December 31             1997    1996
             -----------------------------------------------------------------------------------------------------------------------
              Equity method investments                                                           $  838  $  549
              Other investments                                                                       88      94
              Deposit in property exchange trusts                                                      -      98
              Receivables due after one year                                                          71      67
              Forward currency contracts                                                               -      16
              Other                                                                                   31      30
                                                                                                  ------  ------
                Total                                                                             $1,028  $  854
             -----------------------------------------------------------------------------------------------------------------------

               Summarized financial information of affiliates accounted for by the equity method of accounting follows:

             (In millions)                                               1997    1996    1995
             -----------------------------------------------------------------------------------------------------------------------
             Income data--year:
              Revenues                                                 $3,705  $3,274  $3,531
              Operating income                                            342     318     339
              Net income                                                  191     193     187
             -----------------------------------------------------------------------------------------------------------------------
             Balance sheet data  December 31:
              Current assets                                           $1,094  $  925
              Noncurrent assets                                         3,476   2,728
              Current liabilities                                         863     781
              Noncurrent liabilities                                    1,521   1,582
             -----------------------------------------------------------------------------------------------------------------------

               Effective June 1, 1997, USX entered into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U. S. Steel Group's Clairton (Pa.) Works and to operate and sell coke and byproducts from those facilities. USX is the general partner and is responsible for purchasing, operations and products marketing. Proceeds to USX as a result of the transaction were $361 million. The related unamortized deferred gains of $244 million at December 31, 1997 (included in deferred credits and other liabilities) are being recognized over the life of the partnership's assets. USX's partnership interest is accounted for under the equity method of accounting. The fair value attributed to USX for its general partnership interest exceeds the historical basis of contributed net assets by $38 million and is being amortized on a straight-line basis over the life of the partnership.

               Dividends and partnership distributions received from equity affiliates were $34 million in 1997, $49 million in 1996 and $85 million in 1995.

               USX purchases from equity affiliates totaled $461 million, $509 million and $458 million in 1997, 1996 and 1995, respectively. USX sales to equity affiliates totaled $812 million, $830 million and $769 million in 1997, 1996 and 1995, respectively.

--------------------------------------------------------------------------------
15. SHORT-TERM CREDIT AGREEMENT

             USX has a short-term credit agreement totaling $125 million at December 31, 1997. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $200 million which require a .125% fee or maintenance of compensating balances of 3%. At December 31, 1997, there were no borrowings against these facilities. USX had other outstanding short-term borrowings of $121 million.

--------------------------------------------------------------------------------
16. LONG-TERM DEBT

                                                                       Interest                           December 31
             (In millions)                                              Rates-%        Maturity          1997    1996
             -----------------------------------------------------------------------------------------------------------------------
             USX Corporation:
              Revolving credit/(a)/                                                       2001          $    -   $   -
              Notes payable                                          6/3//8-9/4//5     1998-2023         2,239   2,398
              Foreign currency obligations/(b)/                      5/3//4               1998              68      75
              Zero Coupon Convertible Senior Debentures/(c)/         7/7//8                                  -      41
              Convertible Subordinated Debentures/(c)/               5/3//4                                  -     180
              Convertible Subordinated Debentures/(c)/               7                                       -     227
              Obligations relating to Industrial Development and
               Environmental Improvement Bonds and Notes/(d)/        3/9//20-6/7//8    1998-2030           470     473
              Indexed debt/(e)/                                      6/3//4               2000             113     123
              All other obligations, including sale-leaseback
               financing and capital leases                                            1998-2012            98     104
             Consolidated subsidiaries:
              Guaranteed Notes                                       7                    2002             135     135
              Guaranteed Loan/(f)/                                   9/1//20           1998-2006           265     283
              Notes payable                                          8/1//2            1998-2001             3       9
              Sinking Fund Debentures/(c)/                           8/1//2                                  -     120
              All other obligations, including capital leases                          1998-2009            38      73
                                                                                                        ------  ------
                 Total/(g)(h)/                                                                          3,429   4,241
             Less unamortized discount                                                                      26      29
             Less amount due within one year                                                               471     353
                                                                                                        ------  ------
                 Long-term debt due after one year                                                      $2,932  $3,859
             -----------------------------------------------------------------------------------------------------------------------

             /(a)/ An amended agreement which terminates in August 2001, provides for borrowing under a $2,350 million revolving credit facility. Interest is based on defined short-term market rates. During the term of this agreement, USX is obligated to pay a variable facility fee on total commitments, which was .15 % at December 31, 1997.

             /(b)/ Foreign currency exchange agreements were executed in connection with the Swiss franc obligations, which effectively fixed the principal repayment at $59 million at December 31, 1997, and interest in U.S. dollars, thereby eliminating currency exchange risks (Note 28).

             /(c)/ These debentures were redeemed during 1997.

             /(d)/ At December 31, 1997, USX had outstanding obligations relating to Environmental Improvement Bonds in the amount of $256 million, which were supported by letter of credit arrangements that could become short-term obligations under certain circumstances.

             /(e)/ The indexed debt represents 6 3/4% exchangeable notes due
                   February 1, 2000, in the principal amount of $117 million or $21.375 per note, which was the market price per share of RMI common stock on November 26, 1996. At maturity, the principal amount of each note will be mandatorily exchanged by USX into shares of RMI common stock (or, at USX's option, the cash equivalent and/or such other consideration as permitted or required by the terms of the notes) at a defined exchange rate, which is based on the average market price of RMI common stock valued in January 2000. The carrying value of the notes is adjusted quarterly to settlement value and any resulting adjustment is charged or credited to income and included in net interest and other financial costs.

             /(f)/ The guaranteed loan was used to fund a portion of the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.

             /(g)/ Required payments of long-term debt for the years 1999-2002 are $70 million, $173 million, $289 million and $293 million, respectively.

             /(h)/ In the event of a change in control of USX, as defined in the related agreements, debt obligations totaling $3,001 million may be declared immediately due and payable. The principal obligations subject to such a provision are Notes payable- $2,239 million; and Guaranteed Loan $265 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $110 million or provide a letter of credit to secure the remaining obligation.

--------------------------------------------------------------------------------
17. PROPERTY, PLANT AND EQUIPMENT

             (In millions)                                          December 31        1997      1996
             -----------------------------------------------------------------------------------------------------------------------
             Marathon Group                                                            $17,233    $16,329
             U. S. Steel Group                                                           8,295      8,347
             Delhi Group                                                                     -      1,008
                                                                                       -------  ---------
                  Total                                                                 25,528     25,684
             Less accumulated depreciation, depletion and amortization                  15,466     15,280
                                                                                       -------  ---------
                  Net                                                                  $10,062    $10,404
             -----------------------------------------------------------------------------------------------------------------------

                Property, plant and equipment includes gross assets acquired under capital leases (including sale-leasebacks accounted for as financings) of $134 million at December 31, 1997, and $141 million at December 31, 1996; related amounts in accumulated depreciation, depletion and amortization were $94 million and $91 million, respectively.

--------------------------------------------------------------------------------
18. LEASES

                Future minimum commitments for capital leases (including sale-
             leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                  Capital   Operating
             (In millions)                                                         Leases     Leases
             -----------------------------------------------------------------------------------------------------------------------
             1998                                                                  $  13      $  226
             1999                                                                     13         190
             2000                                                                     13         252
             2001                                                                     13         170
             2002                                                                     13         101
             Later years                                                             142         239
             Sublease rentals                                                          -         (30)
                                                                                   -----       -----
               Total minimum lease payments                                          207      $1,148
                                                                                               =====
             Less imputed interest costs                                              85
                                                                                   -----
               Present value of net minimum lease payments
                included in long-term debt                                         $ 122
             -----------------------------------------------------------------------------------------------------------------------

                Operating lease rental expense from continuing operations:

             (In millions)                                                1997      1996        1995
             -----------------------------------------------------------------------------------------------------------------------
              Minimum rental                                             $ 237     $ 227      $  218
              Contingent rental                                             16        15          19
              Sublease rentals                                              (8)       (8)         (8)
                                                                         -----     -----   ---------
               Net rental expense                                        $ 245     $ 234      $  229
             -----------------------------------------------------------------------------------------------------------------------

                USX leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $129 million may be declared immediately due and payable.

--------------------------------------------------------------------------------
19. INVENTORIES

             (In millions)                              December 31   1997    1996
             -----------------------------------------------------------------------------------------------------------------------
             Raw materials                                           $  582  $  594
             Semi-finished products                                     331     309
             Finished products                                          922     908
             Supplies and sundry items                                  134     128
                                                                     ------  ------
                  Total (at cost)                                     1,969   1,939
             Less inventory market valuation reserve                    284       -
                                                                     ------  ------
                  Net inventory carrying value                       $1,685  $1,939
             -----------------------------------------------------------------------------------------------------------------------

                At December 31, 1997, and December 31, 1996, the LIFO method accounted for 92% and 93%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $300 million and $340 million in 1997 and 1996, respectively.

                The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses.

--------------------------------------------------------------------------------
20. SUPPLEMENTAL CASH FLOW INFORMATION

             (In millions)                                                1997       1996       1995
             -----------------------------------------------------------------------------------------------------------------------
             CASH USED IN OPERATING ACTIVITIES INCLUDED:
              Interest and other financial costs paid
               (net of amount capitalized)                             $   (382)  $   (488)   $  (605)
              Income taxes paid                                            (400)      (127)      (170)
             _______________________________________________________________________________________________________________________
             COMMERCIAL PAPER AND REVOLVING CREDIT ARRANGEMENTS  NET:
              Commercial paper - issued                                $      -   $  1,422    $ 2,434
                               - repayments                                   -     (1,555)    (2,651)
              Credit agreements - borrowings                             10,454     10,356      4,719
                                - repayments                            (10,449)   (10,340)    (4,659)
              Other credit arrangements - net                                36        (36)        40
                                                                       --------   --------   --------
                 Total                                                 $     41   $   (153)  $   (117)
             -----------------------------------------------------------------------------------------------------------------------
             NONCASH INVESTING AND FINANCING ACTIVITIES:
              Common stock issued for dividend reinvestment
               and employee stock plans                                $     10   $      6   $     21
              Acquisition of assets - debt issued                             -          2          -
              Disposal of assets - notes and common stock received            -         12          9
                                 - liabilities assumed by buyers            240         25          -
              Trust preferred securities exchanged for preferred stock      182          -          -
             -----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
21. STOCK-BASED COMPENSATION PLANS

                The 1990 Stock Plan, as amended, authorizes the Compensation
             Committee of the Board of Directors to grant restricted stock and stock options to key management employees. Such employees are generally granted awards of the class of common stock intended to reflect the performance of the group(s) to which their work relates. Up to .5 percent of the outstanding Marathon Stock and .8 percent of the outstanding Steel Stock, as determined on December 31 of the preceding year, are available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant in the same year, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect. As of December 31, 1997, 7,452,556 Marathon Stock shares and 2,272,170 Steel Stock shares were available for grants in 1998. The Stock-Based Compensation Plans' activity below includes the Delhi Stock prior to its January 1998 redemption (Note 3).

                Restricted stock represents stock granted for such
             consideration, if any, as determined by the Compensation Committee, subject to provisions for forfeiture and restricting transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met. Restricted stock is issued at the market price per share at the date of grant and vests over service periods that range from one to five years.

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

                The following table presents information on restricted stock grants:

                                           Marathon Stock                     Steel Stock                  Delhi Stock
                                    -----------------------------    --------------------------       -------------------------
                                      1997       1996      1995      1997        1996      1995       1997      1996      1995
             -----------------------------------------------------------------------------------------------------------------------
             Number of shares
              granted                  20,430    11,495   232,828      11,942     5,605   146,054         -         -    10,000
             Weighted-average
              grant-date fair
              value per share         $ 29.38   $ 22.38  $  19.50     $ 32.00    $31.94  $  33.81      $  -     $   -   $ 10.25
             -----------------------------------------------------------------------------------------------------------------------

                Stock options represent the right to purchase shares of
             Marathon Stock, Steel Stock or Delhi Stock at the market value of the stock at date of grant. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Stock options expire 10 years from the date they are granted and vest over a one-year service period.

                The following is a summary of stock option activity:

                                               Marathon Stock             Steel Stock               Delhi Stock
                                          ------------------------  ------------------------  -----------------------
                                            Shares     Price/(a)/      Shares     Price/(a)/   Shares      Price/(a)/
             -----------------------------------------------------------------------------------------------------------------------
             Balance December 31, 1994     5,178,350        $24.44      720,300    $   37.27  192,800           $17.50
             Granted                         577,950         19.45      361,750        31.97   67,100            12.63
             Exercised                       (22,700)        17.66       (8,680)       21.87        -                -
             Canceled                       (677,050)        26.44      (16,720)       31.03        -                -
                                          ----------                  ---------               -------
             Balance December 31, 1995     5,056,550         23.63    1,056,650        35.68  259,900            16.24
             Granted                         633,825         22.38      411,705        31.94   77,550            13.63
             Exercised                      (321,985)        17.50     (100,260)       31.98   (1,500)           12.69
             Canceled                       (137,820)        26.82      (22,500)       33.43   (9,000)           17.49
                                          ----------                  ---------               -------
             Balance December 31, 1996     5,230,570         23.78    1,345,595        34.85  326,950            15.60
             Granted                         756,260         29.38      457,590        32.00   94,250            13.31
             Exercised                    (2,215,665)        23.86     (158,265)       31.85   (6,300)           12.21
             Canceled                        (76,300)        26.91      (11,820)       34.36   (6,650)           15.73
                                          ----------                  ---------               -------
             Balance December 31, 1997     3,694,865         24.81    1,633,100        34.35  408,250 /(b)/      15.13
             -----------------------------------------------------------------------------------------------------------------------

             /(a)/ Weighted-average exercise price.
             /(b)/ Redeemed on January 26, 1998.

                     The following table represents stock options at December
             31, 1997, excluding the Delhi Stock, which was redeemed on January 26, 1998:

                                                              Outstanding                         Exercisable
                                                -----------------------------------------   -----------------------
                                                                Weighted-
                                                   Number        Average        Weighted-      Number     Weighted-
                                Range of         of Shares      Remaining       Average      of Shares      Average
                                Exercise           Under       Contractual      Exercise       Under       Exercise
                                 Prices           Option          Life           Price        Option         Price
             -----------------------------------------------------------------------------------------------------------------------
             Marathon Stock    $17.00-23.44      1,806,455       6.7 years          $20.66     1,806,455       $20.66
                                25.38-26.88        344,250       2.4                 25.81       344,250        25.81
                                29.08-29.88      1,544,160       5.6                 29.43       789,200        29.49
                                                 ---------                                     ---------
                               Total             3,694,865                                     2,939,905
                                                 ---------                                     ---------
             Steel Stock       $22.24-25.44         40,615       3.4 years          $24.70        40,615       $24.70
                                31.69-34.44      1,309,310       8.2                 32.52       855,220        32.79
                                      44.19        283,175       5.4                 44.19       283,175        44.19
                                                 ---------                                     ---------
                               Total             1,633,100                                     1,179,010
             -----------------------------------------------------------------------------------------------------------------------

                 During 1996, USX adopted SFAS No. 123, Accounting for
             Stock-Based Compensation, as discussed in Note 2, and elected to continue to follow the accounting provisions of APB No. 25. Actual stock-based compensation expense was $30 million in 1997, $8 million in 1996 and $3 million in 1995. Incremental compensation expense, as determined under SFAS No. 123, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

                 Effective January 1, 1997, USX created a deferred compensation plan for non-employee directors of its Board of Directors. The plan permits participants to defer some or all of their annual retainers in the form of common stock units or cash. Common stock units are book entry units equal in value to a share of Marathon Stock or Steel Stock. Deferred stock benefits are distributed in shares of common stock within five business days after a participant leaves the Board of Directors. During 1997, no shares of common stock were distributed.

________________________________________________________________________________
22. DIVIDENDS

                In accordance with the USX Certificate of Incorporation,
             dividends on the Marathon Stock and Steel Stock are limited to the legally available funds of USX. Net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock and Steel Stock based on the financial condition and results of operations of the related group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to each of the Marathon Stock and Steel Stock, the Board of Directors considers, among other things, the long-term earnings and cash flow capabilities of the related group as well as the dividend policies of similar publicly traded companies.

                Dividends on the Steel Stock are further limited to the
             Available Steel Dividend Amount. At December 31, 1997, the Available Steel Dividend Amount was at least $3,028 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

________________________________________________________________________________
23. STOCKHOLDER RIGHTS PLAN

                USX's Board of Directors has adopted a Stockholder Rights Plan and declared a dividend distribution of one right for each outstanding share of Marathon Stock and Steel Stock referred to together as "Voting Stock." Each right becomes exercisable, at a price of $120, when any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15% or more of the total voting power of the Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock, which is accepted with respect to shares of Voting Stock representing a majority of the voting power other than Voting Stock beneficially owned by the offeror. Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15% or more of the total voting power of the Voting Stock, Marathon Stock or Steel Stock (as the case may be) or other property having a market value of twice the exercise price. After the rights become exercisable, if USX is acquired in a merger or other business combination where it is not the survivor, or if 50% or more of USX's assets, earnings power or cash flow are sold or transferred, each right entitles the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and exercise price are subject to adjustment, and the rights expire on October 9, 1999, or may be redeemed by USX for one cent per right at any time prior to the point they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.

________________________________________________________________________________
24. INCOME PER COMMON SHARE

                The method of calculating net income (loss) per share for the
             Marathon Stock, the Steel Stock and, prior to November 1, 1997, the Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the
             U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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

                Basic net income (loss) per share is calculated by adjusting net income (loss) for dividend requirements of preferred stock and the noncash credit on exchange of preferred stock and, in the case of Delhi Stock, for the income applicable to the Retained Interest prior to June 15, 1995; and is based on the weighted average number of common shares outstanding.

                Diluted net income (loss) per share assumes conversion of
             convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

                                                         COMPUTATION OF INCOME PER SHARE
                                                                       1997                  1996                  1995
                                                                 -------------------   ------------------   ------------------
                                                                  Basic     Diluted     Basic    Diluted     Basic     Diluted
------------------------------------------------------------------------------------------------------------------------------
     CONTINUING OPERATIONS
     MARATHON GROUP
     --------------
     Net income (loss) (millions):
      Income (loss) before extraordinary loss                   $    456   $    456  $    671   $    671   $    (83)  $    (83)
      Dividends on preferred stock                                  -          -         -          -            (4)        (4)
      Extraordinary loss                                            -          -           (7)        (7)        (5)        (5)
                                                                --------   --------  --------   --------   --------   --------
      Net income (loss) applicable to Marathon Stock                 456        456       664        664        (92)       (92)
      Effect of dilutive securities
       Convertible debentures                                       -             3      -            14       -          -
                                                                --------   --------  --------   --------   --------   --------
         Net income (loss) assuming conversions                 $    456   $    459  $    664   $    678   $    (92)  $    (92)
                                                                ========   ========  ========   ========   ========   ========
     Shares of common stock outstanding (thousands):
      Average number of common shares outstanding                288,038    288,038   287,460    287,460    287,271    287,271
      Effect of dilutive securities:
       Convertible debentures                                       -         1,936      -         8,975       -          -
       Stock options                                                -           546      -           133       -          -
                                                                --------   --------  --------   --------   --------   --------
         Average common shares and dilutive effect               288,038    290,520   287,460    296,568    287,271    287,271
                                                                ========   ========  ========   ========   ========   ========
     Per share:
      Income (loss) before extraordinary loss                   $   1.59   $   1.58  $   2.33   $   2.31   $   (.31)  $   (.31)
      Extraordinary loss                                             -          -        (.02)      (.02)      (.02)      (.02)
                                                                --------   --------  --------   --------   --------   --------
      Net income (loss)                                         $   1.59   $   1.58  $   2.31   $   2.29   $   (.33)  $   (.33)
     -------------------------------------------------------------------------------------------------------------------------
     U. S. STEEL GROUP
     -----------------
     Net income (millions):
      Income before extraordinary loss                          $    452   $    452  $    275   $    275   $    303   $    303
      Dividends on preferred stock                                   (13)      -          (22)       (22)       (24)       (24)
      Noncash credit from exchange of preferred stock                 10       -        -           -         -          -
      Extraordinary loss                                            -          -           (2)        (2)        (2)        (2)
                                                                --------   --------  --------   --------   --------   --------
      Net income applicable to Steel Stock                           449        452       251        251        277        277
      Effect of dilutive securities:
       Trust preferred securities                                   -             6     -           -         -          -
       Preferred stock                                              -          -        -           -         -             22
       Convertible debentures                                       -             2     -              3      -              6
                                                                --------   --------  --------   --------   --------   --------
         Net income assuming conversions                        $    449   $    460  $    251   $    254   $    277   $    305
                                                                ========   ========  ========   ========   ========   ========
     Shares of common stock outstanding (thousands):
      Average number of common shares outstanding                 85,672     85,672    84,025     84,025     79,064     79,064
      Effect of dilutive securities:
       Trust preferred securities                                   -         2,660      -          -          -         -
       Preferred stock                                              -         4,811      -          -          -         7,480
       Convertible debentures                                       -         1,025      -         1,925       -         2,814
       Stock options                                                -            35      -            12       -            21
                                                                --------   --------  --------   --------   --------   --------
         Average common shares and dilutive effect                85,672     94,203    84,025     85,962     79,064     89,379
                                                                ========   ========  ========   ========   ========   ========
     Per Share:
      Income before extraordinary loss                          $   5.24   $   4.88  $   3.00   $   2.97   $   3.53   $   3.43
      Extraordinary loss                                            -          -         (.02)      (.02)      (.02)      (.02)
                                                                --------   --------  --------   --------   --------   --------
      Net income                                                $   5.24   $   4.88  $   2.98   $   2.95   $   3.51   $   3.41
     -------------------------------------------------------------------------------------------------------------------------
     DISCONTINUED OPERATIONS
     DELHI GROUP
     -----------
     Net income (millions):
      Income before extraordinary loss                          $   79.7   $   79.7  $    6.4   $    6.4   $    4.0   $    4.0
      Dividends on preferred stock                                  -          -         -          -           (.2)       (.2)
      Net income applicable to Retained Interest                    -          -         -          -          (2.4)      (2.4)
      Extraordinary loss                                            -          -          (.5)       (.5)       (.3)       (.3)
                                                                --------   --------  --------   --------   --------   --------
         Net income applicable to outstanding
         Delhi Stock                                            $   79.7   $   79.7  $    5.9   $    5.9   $    1.1   $    1.1
                                                                ========   ========  ========   ========   ========   ========
     Shares of common stock outstanding (thousands):
      Average number of common shares outstanding                  9,449      9,449     9,448      9,448      9,442      9,442
      Stock options                                                 -            21      -             3       -          -
                                                                --------   --------  --------   --------   --------   --------
         Average common shares and dilutive effect                 9,449      9,470     9,448      9,451      9,442      9,442
                                                                ========   ========  ========   ========   ========   ========
     Per share applicable to outstanding Delhi Stock:
      Income before extraordinary loss                          $   8.43   $   8.41  $    .67   $    .67   $    .15   $    .15
      Extraordinary loss                                            -          -         (.06)      (.06)      (.03)      (.03)
                                                                --------   --------  --------   --------   --------   --------
      Net income                                                $   8.43   $   8.41  $    .61   $    .61   $    .12   $    .12
     -------------------------------------------------------------------------------------------------------------------------

________________________________________________________________________________
25. PREFERRED STOCK OF SUBSIDIARY

             USX Capital LLC, a wholly owned subsidiary of USX, sold
             10,000,000 shares (carrying value of $250 million) of 8 3/4% Cumulative Monthly Income Preferred Shares (MIPS) (liquidation preference of $25 per share) in 1994. Proceeds of the issue were loaned to USX. USX has the right under the loan agreement to extend interest payment periods for up to 18 months, and as a consequence, monthly dividend payments on the MIPS can be deferred by USX Capital LLC during any such interest payment period. In the event that USX exercises this right, USX may not declare dividends on any share of its preferred or common stocks. The MIPS are redeemable at the option of USX Capital LLC and subject to the prior consent of USX, in whole or in part from time to time, for $25 per share on or after March 31, 1999, and will be redeemed from the proceeds of any repayment of the loan by USX. In addition, upon final maturity of the loan, USX Capital LLC is required to redeem the MIPS. The financial costs are included in net interest and other financial costs.

________________________________________________________________________________
26. USX OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST

             In 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million and a noncash credit to Retained Earnings of $10 million.

                USX owns all of the common securities of the Trust, which was formed for the purpose of the Exchange. (The Trust Common Securities and the Trust Preferred Securities are together referred to as the Trust Securities.) The Trust Securities represent undivided beneficial ownership interests in the assets of the Trust, which consist solely of USX 6.75% Convertible Junior Subordinated Debentures maturing March 31, 2037 (Debentures), having an aggregate principal amount equal to the aggregate initial liquidation amount ($50.00 per security and $203 million in total) of the Trust Securities issued by the Trust. Interest and principal payments on the Debentures will be used to make quarterly distributions and to pay redemption and liquidation amounts on the Trust Preferred Securities. The quarterly distributions, which accumulate at the rate of 6.75% per annum on the Trust Preferred Securities and the accretion from fair value to the initial liquidation amount, are charged to income and included in net interest and other financial costs.

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

                The Trust Preferred Securities are convertible at any time prior to the close of business on March 31, 2037 (unless such right is terminated earlier under certain circumstances) at the option of the holder, into shares of Steel Stock at a conversion price of $46.25 per share of Steel Stock (equivalent to a conversion ratio of 1.081 shares of Steel Stock for each Trust Preferred Security), subject to adjustment in certain circumstances.

                The Trust Preferred Securities may be redeemed at any time at the option of USX, initially at a premium of 103.90% of the initial liquidation amount through March 31, 1998, and thereafter, declining annually to the initial liquidation amount on April 1, 2003, and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

                Payments related to quarterly distributions and to the payment of redemption and liquidation amounts on the Trust Preferred Securities by the Trust are guaranteed by USX on a subordinated basis. In addition, USX unconditionally guarantees the Trust's Debentures. The obligations of USX under the Debentures, and the related indenture, trust agreement and guarantee constitute a full and unconditional guarantee by USX of the Trust's obligations under the Trust Preferred Securities.

________________________________________________________________________________
27. PREFERRED STOCK

             USX is authorized to issue 40,000,000 shares of preferred stock, without par value-

             6.50% CUMULATIVE CONVERTIBLE PREFERRED STOCK (6.50% PREFERRED STOCK)-As of December 31, 1997, 2,962,037 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) were outstanding. The 6.50% Preferred Stock is convertible at any time, at the option of the holder, into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock, subject to adjustment in certain circumstances. This stock is redeemable at USX's sole option, at a price of $51.95 per share beginning April 1, 1997, and thereafter at prices declining annually on each April 1 to an amount equal to $50.00 per share on and after April 1, 2003. In 1997, USX exchanged approximately 3.9 million shares of its 6.50% Preferred Stock for an equivalent number of shares of its Trust Preferred Securities.

________________________________________________________________________________
28. DERIVATIVE INSTRUMENTS

             USX uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase or production and sale of crude oil, natural gas, refined products, nonferrous metals and electricity. The derivative instruments used, as a part of an overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.

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

                The following table sets forth quantitative information by class of derivative instrument:

                                                         FAIR                 CARRYING        RECORDED
                                                         VALUE                 AMOUNT         DEFERRED       AGGREGATE
                                                        ASSETS                 ASSETS          GAIN OR        CONTRACT
             (In millions)                         (LIABILITIES)/(A)/      (LIABILITIES)        (LOSS)       VALUES/(B)/
             -----------------------------------------------------------------------------------------------------------
             DECEMBER 31, 1997:
              Exchange-traded commodity futures      $     -                  $     -         $     -          $     30
              Exchange-traded commodity options             1  /(c)/                 1               2              129
              OTC commodity swaps/(d)/                     (3) /(e)/                (3)             (4)              50
              OTC commodity options                        -                        -               -                 6
                                                     ---------                ---------       ---------        ---------
                Total commodities                    $     (2)                $     (2)       $     (2)        $    215
                                                     ---------                ---------       ---------        ---------
              Forward currency contract/(g)/:
                   receivable                        $     11                 $     10        $     -                59
                   payable                                 (1)                      (1)             (1)               5
                                                     ---------                ---------       ---------        ---------
                Total currencies                     $     10                 $      9        $     (1)        $     64
             -----------------------------------------------------------------------------------------------------------
             December 31, 1996:
             Exchange-traded commodity futures       $    -                   $    -          $     (2)        $     49
              Exchange-traded commodity options            (1) /(c)/                (1)             (2)             254
              OTC commodity swaps                          (1) /(e)/                (2)             -                88
              OTC commodity options                        (6) /(f)/                (6)             -                84
                                                     ---------                ---------       ---------        ---------
                Total commodities                    $     (8)                $     (9)       $     (4)        $    475
                                                     ---------                ---------       ---------        ---------
              Forward currency contract:
                 - receivable                        $     19                 $     16        $     -          $     59
                 - payable                                 (1)                      (1)             (1)              10
                                                     ---------                ---------       ---------        ---------
                Total currencies                     $     18                 $     15        $     (1)        $     69
             -----------------------------------------------------------------------------------------------------------

             /(a)/The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the foreign exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
             /(b)/Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
             /(c)/Includes fair values as of December 31, 1997 and 1996, for assets of $3 million and $1 million and for liabilities of $(2) million and $(2) million, respectively.
             /(d)/The OTC swap arrangements vary in duration with certain contracts extending into mid 2000.
             /(e)/Includes fair values as of December 31, 1997 and 1996, for assets of $1 million and $3 million and for liabilities of $(4) million and $(4) million, respectively.
             /(f)/Includes fair values as of December 31, 1996, for assets of $1 million and for liabilities of $(7) million.
             /(g)/The forward currency contract matures in 1998.

________________________________________________________________________________
29. FAIR VALUE OF FINANCIAL INSTRUMENTS

             Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 28, by individual balance sheet account:

                                                                               1997                 1996
                                                                       --------------------  -------------------
                                                                         FAIR     CARRYING     Fair     Carrying
             (In millions)               December 31                    VALUE      AMOUNT     Value      Amount
             ---------------------------------------------------------------------------------------------------
             FINANCIAL ASSETS:
              Cash and cash equivalents                                 $   54      $   54    $   55      $   55
              Receivables                                                1,417       1,417     1,270       1,270
              Investments and long-term receivables                        177         120       252         211
                                                                        ------      ------    ------    --------
                Total financial assets                                  $1,648      $1,591    $1,577      $1,536
             ---------------------------------------------------------------------------------------------------
             FINANCIAL LIABILITIES:
              Notes payable                                             $  121      $  121    $   81      $   81
              Accounts payable                                           2,011       2,011     2,204       2,204
              Accrued interest                                              95          95       102         102
              Long-term debt (including amounts due within one year)     3,646       3,281     4,332       4,083
              Trust preferred securities and preferred
               stock of subsidiary                                         435         432       254         250
                                                                        ------      ------    ------    --------
                Total financial liabilities                             $6,308      $5,940    $6,973      $6,720
             ---------------------------------------------------------------------------------------------------

                Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of trust preferred securities and preferred stock of subsidiary was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                USX's unrecognized financial instruments consist of receivables sold and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 13, and for details relating to financial guarantees see
             Note 30.

________________________________________________________________________________
30. CONTINGENCIES AND COMMITMENTS

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

             ENVIRONMENTAL MATTERS

                USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1997, and December 31, 1996, accrued liabilities for remediation totaled $158 million and $144 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $42 million at December 31, 1997, and $23 million at December 31, 1996.

                For a number of years, USX has made substantial capital
             expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1997 and 1996, such capital expenditures totaled $134 million and $165 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                At December 31, 1997, and December 31, 1996, accrued liabilities for platform abandonment and dismantlement totaled $128 million and $118 million, respectively.

             GUARANTEES -

                Guarantees of the liabilities of affiliated entities by USX and its consolidated subsidiaries totaled $73 million at December 31, 1997, and $80 million at December 31, 1996. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce potential losses resulting from these guarantees. As of December 31, 1997, the largest guarantee for a single affiliate was $23 million.

                At December 31, 1997, and December 31, 1996, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $165 million and $176 million, respectively. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

             COMMITMENTS -

                At December 31, 1997, and December 31, 1996, contract
             commitments for capital expenditures for property, plant and equipment totaled $424 million and $526 million, respectively.

                USX entered into a 15-year take-or-pay arrangement in 1993, which requires USX to accept pulverized coal each month or pay a minimum monthly charge of approximately $1.3 million. Charges for deliveries of pulverized coal totaled $24 million in 1997 and $23 million in 1996. If USX elects to terminate the contract early, a maximum termination payment of $114 million, which declines over the duration of the agreement, may be required.

                USX is a party to a transportation agreement with a subsidiary of Transtar, Inc. (Transtar), for Great Lakes shipments of raw materials required by steel operations. The agreement is in effect until March 15, 2000, and requires USX to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $77 million in 1997 and $72 million in 1996, including fixed costs of $20 million in both years. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

________________________________________________________________________________
31. SUBSEQUENT EVENT - BUSINESS COMBINATIONS

                On December 12, 1997, USX and Ashland Inc. (Ashland) signed definitive agreements to combine the major elements of their refining, marketing and transportation (RM&T) operations. Pursuant to those agreements, on January 1, 1998, USX transferred certain RM&T net assets to a new consolidated subsidiary, which was named Marathon Ashland Petroleum LLC (MAP). Also on January 1, 1998, USX acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition will be accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation of the fair value. The change in USX's ownership interest in MAP resulted in a change in interest gain which will be recognized in the first quarter 1998.

                In connection with the formation of MAP, USX and Ashland entered into a Limited Liability Company Agreement dated January 1, 1998 (the LLC Agreement). The LLC Agreement provides for an initial term of MAP expiring on December 31, 2022 (25 years from its formation). The term will automatically be extended for ten-year periods, unless a termination notice is given by either party.

                Also in connection with the formation of MAP, the parties
             entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to USX all of Ashland's ownership interest in MAP, for an amount in cash and/or the Marathon Oil Company or USX debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at USX's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, USX will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

                The following unaudited pro forma data for USX includes the results of operations for the Ashland RM&T net assets, giving effect to the acquisition as if it had been consummated at the beginning of the year presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

             (In millions, except per share amounts)                   1997/(a)/
             -------------------------------------------------------------------
             Consolidated:
              Revenues                                               $29,288
              Net income                                                 987
             Net income per common share of Marathon Stock:
              Basic                                                     1.58
              Diluted                                                   1.57
             -------------------------------------------------------------------

             /(a)/ The USX data is based on a calendar year. Ashland data is based on a twelve-month period ended September 30, 1997.

             /(b)/ Excluding the pro forma inventory market valuation adjustment, pro forma net income would have been $1,150 million. Reported net income, excluding the reported inventory market valuation adjustment, would have been $1,167 million.

Selected Quarterly Financial Data (Unaudited)

                                                                            1997
                                                  -------------------------------------------------------
(In millions, except per share data)               4TH QTR.      3RD QTR.          2ND QTR.    1ST QTR.
---------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
Revenues                                           $5,734      $ 5,657 (a)        $5,502 (a)   $5,695 (a)
Income from operations                                346          557 (a)           436 (a)      366 (a)
  Costs and expenses include:
   Inventory market valuation
     charges (credits)                                147          (41)               64          114
Income before
  extraordinary loss                                  190          308 (a)           215 (a)      195 (a)
Net income:
  Income from
    continuing operations                          $  190       $  308             $ 215        $ 195
  Income (loss) from
    discontinued operations                            81           (1)               (1)           1
                                                   ------       ------             -----       ----------
  NET INCOME                                       $  271       $  307             $ 214       $  196
---------------------------------------------------------------------------------------------------------
MARATHON STOCK DATA:
--------------------
Income before
  extraordinary loss
  applicable to
  Marathon Stock                                   $   38       $  192            $  118       $  108
   Per share: basic                                   .14          .66               .41          .37
              diluted                                 .13          .66               .41          .37
Dividends paid per share                              .19          .19               .19          .19
Price range of Marathon
 Stock(b):
     Low                                               29           28-15/16          25-5/8       23-3/4
     High                                              38-7/8       38-3/16           31-1/8       28-1/2
---------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
---------------------------
Income before
  extraordinary loss
  applicable to Steel Stock                        $  149       $  114            $  105        $  81
    Per share: basic                                 1.74         1.32              1.23          .96
               diluted                               1.64         1.25              1.06          .93
Dividends paid per share                              .25          .25               .25          .25
Price range of Steel
 Stock(b):
     Low                                               26-7/8       34-3/16           25-3/8       26-3/8
     High                                              36-15/16     40-3/4            35-5/8       33-3/8
---------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
DELHI STOCK DATA:
---------------------------
Income (loss) before
  extraordinary loss
  applicable to Delhi Stock                        $   81 (c)    $  (1)           $   (1)       $   1
   Per share:                basic                   8.51 (c)     (.06)             (.16)         .15
              diluted                                8.46 (c)     (.06)             (.16)         .15
Dividends paid per share                                -          .05               .05          .05
Price range of Delhi
 Stock(b):
     Low                                               14-7/8       12-1/8            12-1/4       13
     High                                              20-5/8       15-1/2            14-3/8       17
---------------------------------------------------------------------------------------------------------

                                                                            1996
                                                   --------------------------------------------------------
(In millions, except per share data)               4TH QTR.      3RD QTR.          2ND QTR.    1ST QTR.
-----------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
Revenues                                           $6,226 (a)  $5,809 (a)         $5,706 (a)   $5,236 (a)
Income from operations                                527 (a)     448 (a)            308 (a)      496 (a)
  Costs and expenses include:
   Inventory market valuation
     charges (credits)                                (30)        (96)                72         (155)
Income before
  extraordinary loss                                  294 (a)     234 (a)            156 (a)      262 (a)
Net income:
  Income from
    continuing operations                           $ 285       $ 234              $ 156        $ 262
  Income (loss) from
    discontinued operations                             6          (1)                (2)           3
                                                   ------     -------             ------        -----
  NET INCOME                                        $ 291       $ 233              $ 154        $ 265
---------------------------------------------------------------------------------------------------------
MARATHON STOCK DATA:
--------------------
Income before
  extraordinary loss
  applicable to
  Marathon Stock                                    $ 167       $ 164              $ 124        $ 216
   Per share: basic                                   .58         .57                .43          .75
              diluted                                 .57         .57                .43          .74
Dividends paid per share                              .19         .17                .17          .17
Price range of Marathon
 Stock(b):
     Low                                               21-1/8     20                 19-1/8        17-1/4
     High                                              25-1/2     22-1/8             22-7/8        20-1/2
---------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
---------------------------
Income before
  extraordinary loss
  applicable to Steel Stock                         $ 122       $  64              $  27        $  40
    Per share: basic                                 1.43         .76                .32          .49
               diluted                               1.36         .75                .32          .48
Dividends paid per share                              .25         .25                .25          .25
Price range of Steel
 Stock(b):
     Low                                               26-1/2      24-1/8             27-3/4       30
     High                                              32          29-5/8             35-7/8       37-7/8
---------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
DELHI STOCK DATA:
---------------------------
Income (loss) before
  extraordinary loss
  applicable to Delhi Stock                         $   6       $  (1)             $  (1)       $   2
   Per share: basic                                   .68        (.14)              (.12)         .25
              diluted                                 .68        (.14)              (.12)         .25
Dividends paid per share                              .05         .05                .05          .05
Price range of Delhi
 Stock(b):
     Low                                               12-1/8      11-1/2             11-3/8       10
     High                                              16-5/8      14-3/4             14-5/8       12-3/8
---------------------------------------------------------------------------------------------------------

(a) Reclassified to conform to current classifications and exclude discontinued operations see Note 3, to the USX consolidated financial statements.
(b) Composite tape.
(c) Represents one month of operations and gain on disposal of the Delhi Companies.

Principal Unconsolidated Affiliates (Unaudited)


                                                           December 31, 1997
        Company                              Country           Ownership            Activity
---------------------------------------------------------------------------------------------------------------

CLAM Petroleum B.V.                          Netherlands           50%         Oil & Gas Production

Double Eagle Steel Coating Company           United States         50%         Steel Processing

Kenai LNG Corporation                        United States         30%         Natural Gas Liquification

LOCAP, Inc.                                  United States         37%         Pipeline & Storage Facilities

LOOP LLC                                     United States         32%         Offshore Oil Port

Nautilus Pipeline Company, LLC               United States         24%         Natural Gas Transmission

PRO-TEC Coating Company                      United States         50%         Steel Processing

RMI Titanium Company                         United States         27%         Titanium Metal Products

Sakhalin Energy Investment Company Ltd.      Russia                38%         Oil & Gas Development

Transtar, Inc.                               United States         46%         Transportation

USS/Kobe Steel Company                       United States         50%         Steel Products

USS-POSCO Industries                         United States         50%         Steel Processing

Worthington Specialty Processing             United States         50%         Steel Processing
---------------------------------------------------------------------------------------------------------------------

Supplementary Information on Mineral Reserves (Unaudited)
MINERAL RESERVES (OTHER THAN OIL AND GAS)

                                          Reserves at December 31(a)                   Production
                                          ----------------------------        ---------------------------
(Million tons)                            1997       1996    1995               1997     1996     1995
---------------------------------------------------------------------------------------------------------
Iron(b)                                   754.8      716.3   730.9               16.8    15.1     15.5
Coal(c)                                   798.8      859.5   862.8                7.5     7.1      7.5
---------------------------------------------------------------------------------------------------------

(a) Commercially recoverable reserves include demonstrated (measured and indicated) quantities which are expressed in recoverable net product tons.
(b) In 1997, iron ore reserves increased 55.3 million tons due to lease exchanges. In 1996, iron ore reserves increased .5 million tons due to changes in estimates of recoverable amounts.
(c) In 1997, coal reserves decreased 53.2 million tons due to a lease termination. In 1996, coal reserves increased 3.8 million tons after exploration and lease activity.


Supplementary Information on Oil and Gas Producing Activities (Unaudited)

 CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                                               United                     Other                      Equity
(In millions)   December 31                    States        Europe    International  Consolidated  Affiliates   Total
-------------------------------------------------------------------------------------------------------------------------
1997
   Capitalized costs:
   Proved properties                           $8,117        $4,384         $163          $12,664         $405    $13,069
   Unproved properties                            335            68           75              478            4        482
                                                ------      -------          ----          ------      -------    -------
     Total                                      8,452        4,452           238           13,142          409     13,551
                                                ------      -------          ----          ------      -------    -------
   Accumulated depreciation,
   depletion and amortization:
   Proved properties                            4,915        2,517            76            7,508          127      7,635
   Unproved properties                             86          -               4               90          -           90
                                               ------       ------        ------          -------      -------    -------
     Total                                      5,001        2,517            80            7,598          127      7,725
                                               ------       ------        ------          -------      -------    -------
  Net capitalized costs                        $3,451       $1,935          $158          $ 5,544         $282    $ 5,826
-------------------------------------------------------------------------------------------------------------------------
1996
  Capitalized costs:
   Proved properties                           $7,667       $4,304          $126          $12,097         $183    $12,280
   Unproved properties                            292           63            68              423           57        480
                                               ------       ------        ------          -------       ------     -------
     Total                                      7,959        4,367           194           12,520          240     12,760
                                               ------       ------        ------          -------       ------     -------
  Accumulated depreciation,
   depletion and amortization:
   Proved properties                            4,715        2,363            60            7,138          120      7,258
   Unproved properties                             81            2             5               88          -           88
                                               ------       ------        ------          -------       ------    -------
     Total                                      4,796        2,365            65            7,226          120      7,346
                                               ------       ------        ------          -------       ------    -------
   Net capitalized costs                       $3,163       $2,002          $129          $ 5,294         $120    $ 5,414
 ------------------------------------------------------------------------------------------------------------------------

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES, EXCLUDING CORPORATE OVERHEAD AND INTEREST COSTS(a)

                                                 United                  Other                        Equity
(In millions)                                    States     Europe   International   Consolidated   Affiliates    Total
-----------------------------------------------------------------------------------------------------------------------
1997: Revenues:
       Sales(b)                                  $  581      $ 572         $  21        $ 1,174         $ 42    $ 1,216
       Transfers                                    724          -            38            762            -        762
                                                 ------      -----         -----        -------         ----    -------
        Total revenues                            1,305        572            59          1,936           42      1,978
      Expenses:
       Production costs                            (337)      (162)          (12)          (511)         (15)      (526)
       Exploration expenses                        (127)       (34)          (25)          (186)          (1)      (187)
       Depreciation, depletion
        and amortization                           (300)      (130)          (16)          (446)          (8)      (454)
       Other expenses                               (32)        (3)          (13)           (48)           -        (48)
                                                 ------      -----         -----        -------         ----    -------
        Total expenses                             (796)      (329)          (66)        (1,191)         (24)    (1,215)
      Other production-related
        earnings(c)                                   -         28             1             29            1         30
                                                 ------      -----         -----        -------         ----    -------
      Results before income taxes                   509        271            (6)           774           19        793
      Income taxes (credits)                        170         79             4            253            4        257
                                                 ------      -----         -----        -------         ----    -------
      Results of operations                      $  339      $ 192         $ (10)       $   521         $ 15    $   536
-----------------------------------------------------------------------------------------------------------------------
1996: Revenues:
      Sales(b)                                   $  451      $ 736         $  24        $ 1,211         $ 45    $ 1,256
      Transfers                                     858          -            43            901            -        901
                                                 ------      -----         -----        -------         ----    -------
        Total revenues                            1,309        736            67          2,112           45      2,157
      Expenses:
       Production costs(d)                         (340)      (202)          (12)          (554)         (14)      (568)
       Exploration expenses                         (97)       (24)          (24)          (145)          (3)      (148)
       Depreciation, depletion
        and amortization                           (302)      (160)          (14)          (476)         (12)      (488)
       Other expenses                               (31)        (5)          (15)           (51)           -        (51)
                                                 ------      -----         -----        -------         ----    -------
        Total expenses                             (770)      (391)          (65)        (1,226)         (29)    (1,255)
      Other production-related
        earnings(c)                                   1         28             -             29            1         30
                                                 ------      -----         -----        -------         ----    -------
      Results before income taxes                   540        373             2            915           17        932
      Income taxes (credits)                        192        115            (1)           306            7        313
                                                 ------      -----         -----        -------         ----    -------
      Results of operations                      $  348      $ 258         $   3        $   609         $ 10    $   619
-----------------------------------------------------------------------------------------------------------------------
1995: Revenues:
       Sales(b)                                  $  395      $ 622         $  24        $ 1,041         $ 41    $ 1,082
       Transfers                                    706          -            84            790            -        790
                                                 ------      -----         -----        -------         ----    -------
        Total revenues                            1,101        622           108          1,831           41      1,872
      Expenses:
       Production costs                            (305)      (219)          (23)          (547)         (15)      (562)
       Exploration expenses                         (68)       (37)          (39)          (144)          (2)      (146)
       Depreciation, depletion
        and amortization(e)                        (361)      (184)          (54)          (599)         (11)      (610)
       Other expenses                               (29)        (5)           (4)           (38)           -        (38)
                                                 ------      -----         -----        -------         ----    -------
        Total expenses                             (763)      (445)         (120)        (1,328)         (28)    (1,356)
      Other production-related
        earnings(c)                                   -         31             -             31            1         32
                                                 ------      -----         -----        -------         ----    -------
      Results before income taxes                   338        208           (12)           534           14        548
      Income taxes (credits)                        124         83            (5)           202            5        207
                                                 ------      -----         -----        -------         ----    -------
      Results of operations                      $  214      $ 125         $  (7)       $   332         $  9    $   341
-----------------------------------------------------------------------------------------------------------------------

(a)  Includes the results of hedging gains and losses.
(b) Includes net gains and (losses) on asset dispositions, as of December 31, 1997, 1996 and 1995, of $7 million, $25 million and $(2) million, respectively.
(c) Includes revenues, net of associated costs, from third-party activities that are an integral part of USX's production operations. Third-party activities may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
(d) Includes domestic production tax charges of $11 million relating to prior periods.
(e) Excludes charges of $465 million related to impairment of long-lived assets.

Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED
COSTS INCURRED FOR PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT INCLUDING CAPITAL EXPENDITURES

                                                 United                      Other                       Equity
(In millions)                                    States       Europe     International  Consolidated   Affiliates    Total
--------------------------------------------------------------------------------------------------------------------------
1997: Property acquisition:
       Proved                                    $   16       $   -      $        -     $       16     $     -       $  16
       Unproved                                      50           -               -             50           -          50
      Exploration                                   170           53              43           266           3         269
      Development                                   477           67              27           571         152         723
--------------------------------------------------------------------------------------------------------------------------
1996: Property acquisition:
       Proved                                    $   36       $   -       $      -      $      36      $    -        $  36
       Unproved                                      44           -               2            46           19          65
      Exploration                                   134           26             34           194            1         195
      Development                                   268           31             15           314            3         317
--------------------------------------------------------------------------------------------------------------------------
1995: Property acquisition:
       Proved                                    $   13       $   -       $       1     $      14      $    -         $ 14
       Unproved                                      24           -              -             24            5          29
      Exploration                                   100           42             52           194            1         195
      Development                                   223           44             37           304            8         312
--------------------------------------------------------------------------------------------------------------------------

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

                                                 United                      Other                       Equity
(Millions of barrels)                            States       Europe     International  Consolidated   Affiliates    Total
--------------------------------------------------------------------------------------------------------------------------
Liquid Hydrocarbons
 Proved developed and undeveloped reserves:

  Beginning of year  1995                           553          211              31            795         -          795
  Purchase of reserves in place                       2           -               -               2         -            2
  Revisions of previous estimates                    (5)          (8)             (5)           (18)        -          (18)
  Improved recovery                                   4           -               -               4         -            4
  Extensions, discoveries and
   other additions                                   67           -                3             70         -           70
  Production                                        (48)         (20)             (6)           (74)        -          (74)
  Sales of reserves in place                        (15)          -               -             (15)        -          (15)
                                                  -----         ----             ---           ----      -----       -----
  End of year  1995                                 558          183              23            764         -          764
  Purchase of reserves in place                      26           -               -              26         -           26
  Revisions of previous estimates                     3           (1)              3              5         -            5
  Improved recovery                                  19           -               -              19         -           19
  Extensions, discoveries and
   other additions                                   54           13              15             82         -           82
  Production                                        (45)         (18)             (3)           (66)        -          (66)
  Sales of reserves in place                        (26)          -              (12)           (38)        -          (38)
                                                  -----         ----             ---           ----      -----       -----
  End of year  1996                                 589          177              26            792         -          792
  Purchase of reserves in place                       2           -               -               2         -            2
  Revisions of previous estimates                     9           (1)              3             11         -           11
  Improved recovery                                  22           -               -              22         -           22
  Extensions, discoveries and
  other additions                                    31           -               -              31          82        113
  Production                                       (42)          (15)             (3)           (60)         -         (60)
  Sales of reserves in place                        (2)           -               -              (2)         -          (2)
                                                  -----         -----            ---           ----      ------      -----
  End of year  1997                                609            161             26            796          82        878
--------------------------------------------------------------------------------------------------------------------------
Proved developed reserves:
  Beginning of year  1995                         493            202              22            717          -         717
  End of year  1995                               470            182              21            673          -         673
  End of year  1996                               443            163              11            617          -         617
  End of year  1997                               486            161              12            659          -         659
--------------------------------------------------------------------------------------------------------------------------

                Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

                ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES (CONTINUED)

                                                               United                Other                        Equity
                (Billions of cubic feet)                       States   Europe   International   Consolidated   Affiliates   Total
                --------------------------------------------------------------------------------------------------------------------
                Natural Gas
                 Proved developed and undeveloped reserves:
                   Beginning of year - 1995                    2,127    1,484           43          3,654          153        3,807
                   Purchase of reserves in place                  24        -            -             24            -           24
                   Revisions of previous estimates               (17)     (12)          (3)           (32)          (7)         (39)
                   Improved recovery                               1        -            -              1            -            1
                   Extensions, discoveries and
                     other additions                             313       26            -            339            -          339
                   Production                                   (231)    (154)          (5)          (390)         (15)        (405)
                   Sales of reserves in place                     (7)       -            -             (7)           -           (7)
                                                               -----    -----         ----          -----         ----        -----
                   End of year - 1995                          2,210    1,344           35          3,589          131        3,720
                   Purchase of reserves in place                  10        -            -             10            -           10
                   Revisions of previous estimates               (27)      26          (14)           (15)           9           (6)
                   Improved recovery                              10        -            -             10            -           10
                   Extensions, discoveries and
                     other additions                             308        2            5            315            8          323
                   Production                                   (247)    (166)          (5)          (418)         (16)        (434)
                   Sales of reserves in place                    (25)     (28)           -            (53)           -          (53)
                                                               -----    -----         ----          -----         ----        -----
                   End of year - 1996                          2,239    1,178           21          3,438          132        3,570
                   Purchase of reserves in place                  31        -            -             31            -           31
                   Revisions of previous estimates               (39)       9            6            (24)          (6)         (30)
                   Improved recovery
                   Extensions, discoveries and
                     other additions                             262        -            -            262            -          262
                   Production                                   (264)    (139)          (4)          (407)         (15)        (422)
                   Sales of reserves in place                     (9)       -            -             (9)           -           (9)
                                                               -----    -----         ----          -----         ----        -----
                   End of year - 1997                          2,220    1,048           23          3,291          111        3,402
                --------------------------------------------------------------------------------------------------------------------
                Proved developed reserves:
                   Beginning of year - 1995                    1,442    1,436           41          2,919          104        3,023
                   End of year - 1995                          1,517    1,300           35          2,852          105        2,957
                   End of year - 1996                          1,720    1,133           16          2,869          100        2,969
                   End of year - 1997                          1,702    1,024           19          2,745           78        2,823
                --------------------------------------------------------------------------------------------------------------------

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

                Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

                STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (CONTINUED)

                                                United                      Other                           Equity
                (In millions)                   States       Europe     International    Consolidated     Affiliates      Total
                -----------------------------------------------------------------------------------------------------------------
                DECEMBER 31, 1997:
                Future cash inflows             $13,902      $ 6,189        $ 484              $20,575      $  1,714      $22,289
                Future production costs          (4,739)      (2,310)        (172)              (7,221)         (643)      (7,864)
                Future development costs           (702)        (162)         (18)                (882)         (200)      (1,082)
                Future income tax expenses       (2,413)      (1,371)         (62)              (3,846)         (232)      (4,078)
                                                -------      -------        -----              -------      --------      -------
                Future net cash flows             6,048        2,346          232                8,626           639        9,265
                10% annual discount for
                 estimated timing of cash flows  (2,696)      (1,011)         (52)              (3,759)         (367)      (4,126)
                                                -------      -------        -----              -------      --------      -------
                Standardized measure of
                discounted future net cash
                flows relating to proved oil
                and gas reserves                $ 3,352      $ 1,335        $ 180             $  4,867      $   272       $ 5,139
                --------------------------------------------------------------------------------------------------------------------
                December 31, 1996:
                Future cash inflows             $19,640      $ 8,177        $ 631             $ 28,448      $    390      $28,838
                Future production costs          (5,442)      (2,454)        (177)              (8,073)         (153)      (8,226)
                Future development costs           (762)        (179)         (45)                (986)          (35)      (1,021)
                Future income tax expenses       (4,151)      (2,256)        (115)              (6,522)          (78)      (6,600)
                                                -------      -------        -----             --------      --------      -------
                Future net cash flows             9,285        3,288          294               12,867           124       12,991
                10% annual discount for
                 estimated timing of cash flows  (4,232)      (1,033)         (69)              (5,334)          (40)      (5,374)
                                                -------      -------        -----              -------      --------      -------
                Standardized measure of
                discounted future net cash
                flows relating to proved oil
                and gas reserves                $ 5,053      $ 2,255          225             $  7,533      $     84      $ 7,617
                --------------------------------------------------------------------------------------------------------------------
                December 31, 1995:
                Future cash inflows             $12,944      $ 6,204        $ 460             $ 19,608      $    337      $19,945
                Future production costs          (4,397)      (2,537)        (148)              (7,082)         (152)      (7,234)
                Future development costs           (535)         (74)         (22)                (631)          (24)        (655)
                Future income tax expenses       (2,253)        (901)         (86)              (3,240)          (57)      (3,297)
                                                -------      -------        -----              -------      --------      -------
                Future net cash flows             5,759        2,692          204                8,655           104        8,759
                10% annual discount for
                 estimated timing of cash flows  (2,608)      (1,039)         (46)              (3,693)          (29)      (3,722)
                                                -------      -------        -----              -------      --------      -------
                Standardized measure of
                discounted future net cash
                flows relating to proved oil
                and gas reserves                $ 3,151      $ 1,653        $ 158             $  4,962       $    75      $ 5,037
                --------------------------------------------------------------------------------------------------------------------

                SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                                                 Consolidated                  Equity Affiliates                   Total
                                         -----------------------------    ---------------------------   ----------------------------
          (In millions)                  1997       1996      1995         1997      1996    1995        1997      1996       1995
          --------------------------------------------------------------------------------------------------------------------------
          Sales and transfers of
           oil and gas produced,
           net of production costs       $(1,424)  $(1,558)  $(1,285)       $ (28)   $(31)   $(26)    $(1,452)   $(1,589)   $(1,311)
          Net changes in prices and
           production costs related
           to future production           (3,677)    3,651        97          (36)     37       5      (3,713)     3,688        102
          Extensions, discoveries and
            improved recovery, less
            related costs                    458     1,572       852          263       9       -         721      1,581        852
          Development costs incurred
            during the period                571       314       304          152       3       8         723        317        312
          Changes in estimated future
            development costs               (302)     (316)      (56)        (138)    (10)     (8)       (440)      (326)       (64)
          Revisions of previous
            quantity estimates                43        15      (117)          (5)      9      (5)         38         24       (122)
          Net changes in purchases
            and sales of minerals
            in place                          14       (58)      (39)           -       -       -          14        (58)       (39)
          Accretion of discount            1,065       658       624           13      11      19       1,078        669        643
          Net change in income taxes       1,350    (1,342)      186          (29)    (11)     (2)      1,321     (1,353)       184
          Other                             (764)     (365)     (180)          (4)     (8)     (2)       (768)      (373)      (182)
          --------------------------------------------------------------------------------------------------------------------------
          Net change for the year         (2,666)    2,571       386          188       9     (11)     (2,478)     2,580        375
          Beginning of year                7,533     4,962     4,576           84      75      86       7,617      5,037      4,662
          --------------------------------------------------------------------------------------------------------------------------
          End of year                     $4,867    $7,533    $4,962         $272    $ 84    $ 75     $ 5,139     $7,617     $5,037
          --------------------------------------------------------------------------------------------------------------------------

                Five-Year Operating Summary - Marathon Group

                                                                                     1997      1996      1995      1994      1993
                ------------------------------------------------------------------------------------------------------------------
                NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels
                per day)
                 United States (by region)
                  Alaska                                                               -         8         9         9         9
                  Gulf Coast                                                          29        30        33        12        10
                  Southern                                                             8         9        11        12        12
                  Central                                                              5         4         8         9         9
                  Mid-Continent - Yates                                               25        25        24        23        22
                  Mid-Continent - Other                                               21        20        19        18        18
                  Rocky Mountain                                                      27        26        28        27        31
                                                                                  ------------------------------------------------
                       Total United States                                           115       122       132       110       111
                                                                                  ------------------------------------------------
                 International
                  Abu Dhabi                                                            -         -         -         1         2
                  Egypt                                                                8         8         5         7         6
                  Indonesia                                                            -         -        10         3         3
                  Norway                                                               2         3         2         2         2
                  Tunisia                                                              -         -         2         3         8
                  United Kingdom                                                      39        48        54        46        24
                                                                                  ------------------------------------------------
                       Total International                                            49        59        73        62        45
                                                                                  ------------------------------------------------
                        Total                                                        164       181       205       172       156
                  Natural gas liquids included in above                               17        17        17        15        14
                --------------------------------------------------------------------------------------------------------------------
                NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
                 United States (by region)
                  Alaska                                                             151       145       133       123       116
                  Gulf Coast                                                          78        88        94        79        98
                  Southern                                                           189       161       142       134        94
                  Central                                                            119       109       105       110       107
                  Mid-Continent                                                      125       122       112        89        78
                  Rocky Mountain                                                      60        51        48        39        36
                                                                                  ------------------------------------------------
                    Total United States                                              722       676       634       574       529
                                                                                  ------------------------------------------------
                 International
                  Egypt                                                               11        13        15        17        17
                  Ireland                                                            228       259       269       263       258
                  Norway                                                              54        87        81        81        75
                  United Kingdom - equity                                            130       140        98        39        23
                                 - other/(a)/                                         32        32        35        -         -
                                                                                  ------------------------------------------------
                    Total International                                              455       531       498       400       373
                                                                                  ------------------------------------------------
                     Consolidated                                                  1,177     1,207     1,132       974       902
                    Equity affiliate/(b)/                                             42        45        44        40        35
                                                                                  ------------------------------------------------
                     Total                                                         1,219     1,252     1,176     1,014       937
                ------------------------------------------------------------------------------------------------------------------
                AVERAGE SALES PRICES
                 Liquid Hydrocarbons (dollars per barrel)/(c)/
                  United States                                                   $16.88    $18.58    $14.59    $13.53    $14.54
                  International                                                    18.77     20.34     16.66     15.61     16.22
                 Natural Gas (dollars per thousand cubic feet)/(c)/
                  United States                                                    $2.20     $2.09     $1.63     $1.94     $1.94
                  International                                                     2.00      1.97      1.80      1.58      1.52
                ------------------------------------------------------------------------------------------------------------------
                NET PROVED RESERVES AT YEAR-END (developed and
                 undeveloped)
                 Liquid Hydrocarbons (millions of barrels)
                  United States                                                      609       589       558       553       573
                  International                                                      187       203       206       242       269
                                                                                  ------------------------------------------------
                     Consolidated                                                    796       792       764       795       842
                  Equity affiliate/(d)/                                               82        -         -         -         -
                                                                                  ------------------------------------------------
                     Total                                                           878       792       764       795       842
                 Developed reserves as % of total net reserves                        75%       78%       88%       90%       88%
                ------------------------------------------------------------------------------------------------------------------
                 Natural Gas (billions of cubic feet)
                  United States                                                    2,220     2,239     2,210     2,127     2,045
                  International                                                    1,071     1,199     1,379     1,527     1,703
                                                                                  ------------------------------------------------
                     Consolidated                                                  3,291     3,438     3,589     3,654     3,748
                  Equity affiliate/(b)/                                              111       132       131       153       153
                                                                                  ------------------------------------------------
                     Total                                                         3,402     3,570     3,720     3,807     3,901
                 Developed reserves as % of total net reserves                        83%       83%       80%       79%       80%
                ------------------------------------------------------------------------------------------------------------------

                /(a)/ Represents gas acquired for injection and subsequent resale.
                /(b)/  Represents Marathon's equity interest in CLAM Petroleum
                       B.V.
                /(c)/ Prices exclude gains/losses from hedging activities. /(d)/ Represents Marathon's equity interest in Sakhalin Energy
                       Investment Company Ltd.

                Five-Year Operating Summary  Marathon Group CONTINUED

                                                                        1997      1996      1995      1994      1993
             ---------------------------------------------------------------------------------------------------------
             U.S. REFINERY OPERATIONS (thousands of
              barrels per day)
              In-use crude oil capacity at year-end                      575       570       570       570       570
              Refinery runs - crude oil refined                          525       511       503       491       549
                            - other charge and blend stocks               99        96        94       107       102
              In-use crude oil capacity utilization rate                  92%       90%       88%       86%       90%
             ---------------------------------------------------------------------------------------------------------
             SOURCE OF CRUDE PROCESSED (thousands of
              barrels per day)
              United States                                              202       229       254       218       299
              Europe                                                      10        12         6        31         3
              Middle East and Africa                                     241       193       183       171       173
              Other International                                         72        79        58        70        75
                                                                     -------------------------------------------------
                 Total                                                   525       513       501       490       550
             ---------------------------------------------------------------------------------------------------------
             REFINED PRODUCT YIELDS (thousands of
              barrels per day)
              Gasoline                                                   353       345       339       340       369
              Distillates                                                154       155       146       146       157
              Propane                                                     13        13        12        13        15
              Feedstocks and special products                             36        35        38        33        33
              Heavy fuel oil                                              35        30        31        38        39
              Asphalt                                                     39        36        36        30        38
                                                                     -------------------------------------------------
                 Total                                                   630       614       602       600       651
             ---------------------------------------------------------------------------------------------------------
             REFINED PRODUCTS YIELDS (% breakdown)
              Gasoline                                                    56%       56%       57%       57%       57%
              Distillates                                                 24        25        24        24        24
              Other products                                              20        19        19        19        19
                                                                     -------------------------------------------------
                 Total                                                   100%      100%      100%      100%      100%
             ---------------------------------------------------------------------------------------------------------
             U.S. REFINED PRODUCT SALES (thousands of
              barrels per day)
              Gasoline                                                   452       468       445       443       420
              Distillates                                                198       192       180       183       179
              Propane                                                     12        12        12        16        18
              Feedstocks and special products                             40        37        44        32        32
              Heavy fuel oil                                              34        31        31        38        39
              Asphalt                                                     39        35        35        31        38
                                                                     -------------------------------------------------
                 Total                                                   775       775       747       743       726
              Matching buy/sell volumes included in above                 51        71        47        73        47
             ---------------------------------------------------------------------------------------------------------
             REFINED PRODUCTS SALES BY CLASS OF TRADE
              (as a % of total sales)
              Wholesale - independent private-brand
                          marketers and consumers                         61%       62%       61%       62%       63%
              Retail    - Marathon brand outlets                          13        13        13        13        13
                        - Emro Marketing Company outlets                  26        25        26        25        24
                                                                     -------------------------------------------------
                 Total                                                   100%      100%      100%      100%      100%
             ---------------------------------------------------------------------------------------------------------
             REFINED PRODUCTS (dollars per barrel)
              Average sales price                                    $ 26.38   $ 27.43   $ 23.80   $ 22.75   $ 23.42
              Average cost of crude oil throughput                     19.00     21.94     18.09     16.59     17.05
             ---------------------------------------------------------------------------------------------------------
             PETROLEUM INVENTORIES AT YEAR-END
              (thousands of barrels)
              Crude oil and natural gas liquids                       18,660    19,325    21,598    21,892    21,689
              Refined products                                        20,598    21,283    22,102    23,657    23,136
             ---------------------------------------------------------------------------------------------------------
             U.S. Refined Product Marketing Outlets at year-end
              Marathon operated terminals                                 51        51        51        51        51
              Retail - Marathon brand                                  2,465     2,392     2,380     2,356     2,331
                     - Emro Marketing Company                          1,544     1,592     1,627     1,659     1,571
             ---------------------------------------------------------------------------------------------------------
             PIPELINES (miles of common carrier
              pipelines, including affiliates)
              Crude Oil - gathering lines                              1,003     1,052     1,115     1,115     1,130
                        - trunklines                                   2,552     2,552     2,553     2,559     2,581
              Products  - trunklines                                   1,493     1,493     1,494     1,494     1,495
                                                                     -------------------------------------------------
                 Total                                                 5,048     5,097     5,162     5,168     5,206
             ---------------------------------------------------------------------------------------------------------
             PIPELINE BARRELS HANDLED (millions)
              Crude Oil - gathering lines                               43.9      43.2      43.8      43.4      43.8
                        - trunklines                                   369.6     378.7     371.3     353.0     382.4
              Products  - trunklines                                   262.4     274.8     252.3     282.2     295.6
                                                                     -------------------------------------------------
                 Total                                                 675.9     696.7     667.4     678.6     721.8
             ---------------------------------------------------------------------------------------------------------
             CARNEGIE NATURAL GAS COMPANY STATISTICS
              Miles of pipeline                                        1,794     1,787     1,800     1,799     1,810
              Reserves dedicated to gathering
               operations - owned
               (proved developed - billions of cubic feet)              39.8      42.8      44.3      43.8      46.7
              Natural gas throughput (billions of cubic feet)           31.8      34.1      34.1      27.9      37.2
             ---------------------------------------------------------------------------------------------------------

             Five-Year Operating Summary - U. S. Steel Group

             (Thousands of net tons, unless otherwise noted)    1997          1996       1995      1994       1993
             -----------------------------------------------------------------------------------------------------
             RAW STEEL PRODUCTION
              Gary, IN                                         7,428         6,840      7,163     6,768      6,624
              Mon Valley, PA                                   2,561         2,746      2,740     2,669      2,507
              Fairfield, AL                                    2,361         1,862      2,260     2,240      2,203
                                                              ----------------------------------------------------
                Total                                         12,350        11,448     12,163    11,677     11,334
             -----------------------------------------------------------------------------------------------------
             RAW STEEL CAPABILITY
              Continuous cast                                 12,800        12,800     12,500    11,990     11,850
              Total production as % of
              total capability                                  96.5          89.4       97.3      97.4       95.6
             -----------------------------------------------------------------------------------------------------
             HOT METAL PRODUCTION                             10,591         9,716     10,521    10,328      9,972
             -----------------------------------------------------------------------------------------------------
             COKE PRODUCTION                                   5,757/(a)/    6,777      6,770     6,777      6,425
             -----------------------------------------------------------------------------------------------------
             IRON ORE PELLETS MINNTAC, MN
              Shipments                                       16,319        14,962     15,218    16,174     15,911
             -----------------------------------------------------------------------------------------------------
             COAL PRODUCTION
              Metallurgical coal/(b)/                          7,528         7,283      7,509     7,424      8,142
              Steam coal/(b)(c)/                                   -             -          -         -      2,444
                                                           -------------------------------------------------------
              Total                                            7,528         7,283      7,509     7,424     10,586
             -----------------------------------------------------------------------------------------------------
             COAL SHIPMENTS/(b)(c)/                            7,811         7,117      7,502     7,698     10,980
             -----------------------------------------------------------------------------------------------------
             STEEL SHIPMENTS BY PRODUCT
              Sheet and semi-finished steel
              products                                         8,170         8,677      8,721     7,988      7,613
              Tubular, plate and tin mill
              products                                         3,473         2,695      2,657     2,580      2,356
                                                           -------------------------------------------------------
              Total                                           11,643        11,372     11,378    10,568      9,969
              Total as % of domestic steel
              industry                                          10.9          11.3       11.7      11.1       11.3
             ------------------------------------------------------------------------------------------------------
             STEEL SHIPMENTS BY MARKET
              Steel service centers                            2,746         2,831      2,564     2,780      2,831
              Transportation                                   1,758         1,721      1,636     1,952      1,771
              Further conversion:
               Joint ventures                                  1,568         1,542      1,332     1,308      1,074
               Trade customers                                 1,378         1,227      1,084     1,058      1,150
              Containers                                         856           874        857       962        835
              Construction                                       994           865        671       722        667
              Oil, gas and petrochemicals                        810           746        748       367        342
              Export                                             453           493      1,515       355        327
              All other                                        1,080         1,073        971     1,064        972
                                                           -------------------------------------------------------
              Total                                           11,643        11,372     11,378    10,568      9,969
              ----------------------------------------------------------------------------------------------------

              /(a)/ The reduction in coke production in 1997 reflected U. S.
                    Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton (Pa.) Works.

              /(b)/ The Maple Creek Coal Mine, which was idled in January 1994 and sold in June 1995, produced 1.0 million net tons of metallurgical coal and 0.7 million net tons of steam coal in 1993.

              /(c)/ The Cumberland Coal Mine, which was sold in June 1993, produced 1.6 million net tons in 1993 prior to the sale.

Five-Year Financial Summary

(Dollars in millions, except as noted)                       1997      1996           1995          1994           1993
----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
 Revenues                                                  $22,588   $22,977/(a)/  $20,413/(a)/ $ 19,055/(a)/ $ 17,798/(a)/
 Income from operations                                      1,705     1,779/(a)/      726/(a)/    1,174/(a)/      285/(a)/
  Costs and expenses include:
   Inventory market valuation charges (credits)                284      (209)          (70)         (160)          241
   Restructuring charges                                         -         -             -             -            42
   Impairment of long-lived assets                               -         -           675             -             -
 Income (loss) from continuing operations                  $   908   $   946/(a)/  $   217/(a)/ $    532/(a)/ $   (179)/(a)/
 Income (loss) from discontinued operations                     80         6             4           (31)           12
 Extraordinary loss and cumulative effect of
  changes in accounting principles                               -        (9)           (7)            -           (92)
                                                           -----------------------------------------------------------------
  NET INCOME (LOSS)                                        $   988   $   943       $   214      $    501      $   (259)
----------------------------------------------------------------------------------------------------------------------------
 APPLICABLE TO MARATHON STOCK
  Income (loss) before extraordinary loss
   and cumulative effect of changes in
   accounting principles                                   $   456   $   671       $   (87)     $    315      $    (12)
  Income (loss) before extraordinary loss and
   cumulative effect of changes in accounting
   principles per share - basic (in dollars)                  1.59      2.33          (.31)         1.10          (.04)
                        - diluted (in dollars)                1.58      2.31          (.31)         1.10          (.04)
  Net income (loss)                                            456       664           (92)          315           (35)
  Net income (loss) per share - basic (in dollars)            1.59      2.31          (.33)         1.10          (.12)
                              - diluted (in dollars)          1.58      2.29          (.33)         1.10          (.12)
  Dividends paid per share (in dollars)                        .76       .70           .68           .68           .68
----------------------------------------------------------------------------------------------------------------------------
 APPLICABLE TO STEEL STOCK
  Income (loss) before extraordinary loss and
   cumulative effect of change in accounting principle     $   449   $   253       $   279      $    176      $   (190)
  Income (loss) before extraordinary loss and
   cumulative effect of change in accounting
   principle per share - basic (in dollars)                   5.24      3.00          3.53          2.35         (2.96)
                       - diluted (in dollars)                 4.88      2.97          3.43          2.33         (2.96)
  Net income (loss)                                            449       251           277           176          (259)
  Net income (loss) per share - basic (in dollars)            5.24      2.98          3.51          2.35         (4.04)
                              - diluted (in dollars)          4.88      2.95          3.41          2.33         (4.04)
  Dividends paid per share (in dollars)                       1.00      1.00          1.00          1.00          1.00
----------------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET POSITION AT YEAR-END
  Cash and cash equivalents                                $    54   $    55       $   131      $     48      $    268
  Total assets                                              17,284    16,980        16,743        17,517        17,414
  Capitalization:
   Notes payable                                           $   121   $    81       $    40      $      1      $      1
   Total long-term debt                                      3,403     4,212         4,937         5,599         5,970
   Minority interests/(b)/                                     432       250           250           250             5
   Redeemable Delhi Stock                                      195         -             -             -             -
   Preferred stock                                               3         7             7           112           112
   Common stockholders' equity                               5,397     5,015         4,321         4,190         3,752
                                                           -----------------------------------------------------------------
     Total capitalization                                  $ 9,551   $ 9,565       $ 9,555      $ 10,152      $  9,840
----------------------------------------------------------------------------------------------------------------------------
  % of total debt to capitalization/(c)/                      41.4      47.5          54.7          57.6          60.7
----------------------------------------------------------------------------------------------------------------------------
 CASH FLOW DATA
  Net cash from operating activities                       $ 1,458   $ 1,649       $ 1,632      $    817      $    952
  Capital expenditures                                       1,373     1,168         1,016         1,033         1,151
  Disposal of assets                                           481       443           157           293           469
  Dividends paid                                               316       307           295           301           288
----------------------------------------------------------------------------------------------------------------------------
 EMPLOYEE DATA
  Total employment costs/(d)(e)/                           $ 2,289   $ 2,179       $ 2,186      $  2,281      $  2,128
  Average number of employees/(d)/                          41,620    41,553        42,133        42,596        43,789
  Number of pensioners at year-end                          97,051    99,713       102,449       105,227       108,079
----------------------------------------------------------------------------------------------------------------------------

/(a)/ Reclassified to conform to 1997 classifications and exclude discontinued operations see Note 3, to the USX consolidated financial statements.

/(b)/ Includes preferred stock of subsidiary, minority interests in common stock of subsidiaries and trust preferred securities.

/(c)/ Total debt represents the sum of notes payable, total long-term debt and minority interests.

/(d)/  Excludes the Delhi Companies sold in 1997.

/(e)/ Excludes employee related costs attributable to restructuring charges or credits.

             Management's Discussion and Analysis

                USX Corporation ("USX") is a diversified company engaged
             primarily in the energy business through its Marathon Group, and in the steel business through its U. S. Steel Group.

                Effective October 31, 1997, USX sold Delhi Gas Pipeline
             Corporation and other subsidiaries of USX that comprised all of the USX - Delhi Group ("Delhi Companies"). On January 26, 1998, USX used the $195 million net proceeds from the sale to redeem all of the 9.45 million outstanding shares of USX - Delhi Group Common Stock. Accordingly, Management's Discussion and Analysis of the Delhi Group is not provided. However, the following discussion includes information about the Delhi Companies where appropriate. For additional discussion about the Delhi Companies, see Note 3 to the Consolidated Financial Statements.

                Effective January 1, 1998, the USX - Marathon Group and Ashland
             Inc. formed a new refining, marketing and transportation company, Marathon Ashland Petroleum LLC ("MAP"). For further discussion, see
             Note 31 to the Consolidated Financial Statements. The following discussion excludes MAP, except where otherwise noted.

                Management's Discussion and Analysis of USX Consolidated
             Financial Statements provides certain information about the Marathon and U. S. Steel Groups, particularly in Management's Discussion and Analysis of Operations by Industry Segment. More expansive Group information is provided in Management's Discussion and Analysis of the Marathon Group and U. S. Steel Group, which are included in the USX 1997 Form 10-K. Management's Discussion and Analysis should be read in conjunction with the USX Consolidated Financial Statements and Notes to Consolidated Financial Statements.

                Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data Disclosures About Forward-Looking Statements in the USX 1997 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

                REVENUES for each of the last three years are summarized in the following table:

             (Dollars in millions)                                                   1997      1996      1995
             -------------------------------------------------------------------------------------------------
              Revenues/(a)(b)/
              Marathon Group                                                       $15,754   $16,394   $13,913
              U. S. Steel Group                                                      6,941     6,670     6,557

              Eliminations                                                            (107)      (87)      (57)
                                                                                   -------   -------   -------
                 Total USX Corporation revenues                                     22,588    22,977    20,413
             Less:
              Matching crude oil and refined product buy/sell transactions/(c)/      2,436     2,912     2,067
              Consumer excise taxes on petroleum products and merchandise/(c)/       2,736     2,768     2,708
                                                                                   -------   -------   -------
                 Revenues adjusted to exclude above items                          $17,416   $17,297   $15,638
             -------------------------------------------------------------------------------------------------

             /(a)/ Consists of sales, dividend and affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income. Amounts for 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income, gain on affiliate stock offering and other income, and to conform to other 1997 classifications.

             /(b)/ Effective October 31, 1997, USX sold the Delhi Companies.
                   Excludes revenues of the Delhi Companies, which have been reclassified as discontinued operations for all periods presented.

             /(c)/ Included in both revenues and operating costs for the
                   Marathon Group and USX Consolidated, resulting in no effect on income.

                   Adjusted revenues increased by $119 million, or 1%, in 1997 as compared with 1996, reflecting a 4% increase for the U. S. Steel Group, partially offset by a 1% decrease for the Marathon Group. Adjusted revenues increased by $1,659 million, or 11%, in 1996 as compared with 1995, reflecting increases of 17% for the Marathon Group, and 2% for the U. S. Steel Group.

             Management's Discussion and Analysis CONTINUED

                INCOME FROM OPERATIONS and certain items included in income from operations for each of the last three years are summarized in the following table:

             (Dollars in millions)                                          1997     1996     1995
             ----------------------------------------------------------------------------------------
             Income from operations/(a)/
              Marathon Group                                               $  932   $1,296   $  147
              U. S. Steel Group                                               773      483      582
              Adjustments for discontinued operations                           -        -       (3)
                                                                           ------   ------   ------
                 Total USX Corporation income from operations               1,705    1,779      726

             Less: Certain favorable (unfavorable) items for
              Marathon Group
               IMV reserve adjustment/(b)/                                   (284)     209       70
               Net gains on certain asset sales/(c)/                            -       35        -
               Charges for withdrawal from MPA/(d)/                             -      (10)       -
               Certain state tax adjustments/(e)/                               -      (11)       -
               Impairment of long-lived assets/(f)/                             -        -     (659)
               Expected environmental remediation recoveries/(g)/               -        -       15
              U. S. Steel Group
               Effect of adoption of SOP 96-1/(h)/                            (20)       -        -
               Net gains on certain asset sales/(i)/                           15        -        -
               Certain other environmental accrual adjustments - net           11        -        -
               Gain on affiliate stock offering/(j)/                            -       53        -
               Certain Gary Works blast furnace repairs/(k)/                    -      (39)     (34)
               Employee reorganization charges/(l)/                             -      (13)       -
               Impairment of long-lived assets/(f)/                             -        -      (16)
               Adjustments for certain employee-related costs                   -        -       18
               Certain legal accruals                                           -        -      (44)
                                                                           ------   ------   ------
                 Subtotal                                                    (278)     224     (650)
                                                                           ------   ------   ------
                 Income from operations adjusted to exclude above items    $1,983   $1,555   $1,376
             ----------------------------------------------------------------------------------------

             /(a)/ Consists of operating income, dividend and affiliate income, net gains on disposal of investments, gain on affiliate stock offering and other income. Excludes income from operations from the Delhi Group, which has been reclassified as discontinued operations for all periods presented. Amounts for 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income, gain on affiliate stock offering and other income, and to conform to other 1997 classifications. See Note 9 to the Consolidated Financial Statements for a discussion of operating income.

             /(b)/ The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of this noncash adjustment, see Management's Discussion and Analysis of Operations by Industry Segment for the Marathon Group, herein.

             /(c)/ Net gain on sales of the Marathon Group's interests in a domestic pipeline company and certain production properties.

             /(d)/ Marine Preservation Association ("MPA") is a non-profit oil spill response group.

             /(e)/ Accrual of domestic production taxes for prior years.

             /(f)/ Related to adoption of Statement of Financial Accounting
                   Standards No. 121 - "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("SFAS No. 121").

             /(g)/ Expected recoveries from state governments of expenditures related to underground storage tanks at retail marketing outlets.

             /(h)/ Effective January 1, 1997, USX adopted American Institute of
                   Certified Public Accountants Statement of Position No. 96-1 - "Environmental Remediation Liabilities", which provides additional guidance on recognition, measurement and disclosure of remediation liabilities.

             /(i)/ Net gain on the sale of the plate mill at the U. S. Steel
                   Group's former Texas Works.

             /(j)/ See Note 8 to the Consolidated Financial Statements.

             /(k)/ Amounts in 1996 and 1995 reflect repair of damages incurred at Gary Works during a hearth break-out at the No. 13 blast furnace on April 2, 1996, and in an explosion at the No. 8 blast furnace on April 5, 1995, respectively.

             /(l)/ Primarily related to employee costs associated with work force reduction programs.

             Management's discussion and Analysis CONTINUED

                Adjusted income from operations increased by $428 million in
             1997 as compared with 1996, reflecting increases of $285 million for the U. S. Steel group and $143 million for the Marathon Group. Adjusted income from operations increased by $179 million in 1996 as compared with 1995, primarily reflecting an increase of $352 million for the Marathon Group, partially offset by a decline of $176 million for the U. S. Steel Group. For further discussion, see Management's Discussion and Analysis of Operations by Industry Segment, herein.

                Net pension credits included in income from operations totaled
             $157 million in 1997, compared with $162 million in 1996, and $144 million in 1995. The decrease in 1997 from 1996 primarily reflected a reduction in the expected long-term rate of return on plan assets, partially offset by an increase in market-related value of plan assets and an increase in the assumed discount rate. The increase in 1996 from 1995 primarily reflected a decrease in the assumed discount rate and an increase in the market-related value of plan assets. For further discussion, see Note 10 to the Consolidated Financial Statements.

                NET INTEREST AND OTHER FINANCIAL COSTS for each of the last three years are summarized in the following table:

             (Dollars in millions)                                  1997    1996   1995
             ----------------------------------------------------------------------------
             Interest and other financial income/(a)/               $   5  $   7   $  20
             Interest and other financial costs                       352    428     486
                                                                    -----  -----   -----
                 Net interest and other financial costs/(a)/          347    421     466

             Less:
              Favorable (unfavorable) adjustments to
                carrying value of Indexed Debt/(b)/                    10     (6)      -
              Favorable effect of interest on refundable federal
               income taxes paid in prior years                         -      -      20
                                                                    -----  -----   -----
                 Net interest and other financial costs
                  adjusted to exclude above items                   $ 357  $ 415   $ 486
             ----------------------------------------------------------------------------

             /(a)/ Amounts in 1996 and 1995 have been restated to conform to
                   1997 classifications.

             /(b)/ In December 1996, USX issued $117 million of 6 3/4%
                   Exchangeable Notes Due February 1, 2000 ("Indexed Debt") indexed to the price of RMI Titanium Company ("RMI") common stock. At maturity, USX must exchange these notes for shares of RMI common stock, or redeem the notes for the equivalent amount of cash. The carrying value of Indexed Debt is adjusted quarterly to settlement value, based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

                Excluding effects of the items detailed in the above table, interest and other financial costs decreased by $58 million in 1997 as compared with 1996, and by $71 million in 1996 as compared with 1995, due primarily to lower average debt levels. The decrease in 1997 also reflected increased capitalized interest on Marathon Group worldwide exploration and production projects. For additional information, see Note 6 to the Consolidated Financial Statements.

                The PROVISION FOR ESTIMATED INCOME TAXES was $450 million in
             1997, compared with $412 million in 1996 and $43 million in 1995. Provisions included credits other than foreign tax credits of $24 million and $48 million in 1997 and 1996, respectively (primarily nonconventional fuel source credits). A significant portion of the reduction in these credits in 1997 as compared with 1996 resulted from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U.
             S. Steel Group's Clairton (Pa.) Works. See Note 14 to the Consolidated Financial Statements for additional discussion. The provision in 1995 included a $39 million incremental U.S. income tax benefit resulting from USX's election to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes. For reconciliation of the federal statutory rate to total provisions on income from continuing operations, see Note 12 to the Consolidated Financial Statements.

             Management's Discussion and Analysis CONTINUED

                EXTRAORDINARY LOSS in 1996 and 1995 reflected unfavorable
             aftertax effects of early extinguishment of debt. In December 1996, USX irrevocably called for redemption on January 30, 1997, 8-1/2% Sinking Fund Debentures Due 2006, with a carrying value of $120 million, resulting in an extraordinary loss of $9 million, net of an income tax benefit of $5 million. In 1995, USX extinguished $553 million of debt prior to maturity, primarily consisting of Zero Coupon Convertible Senior Debentures Due 2005, with a carrying value of $393 million ($264 million in original proceeds and $129 million of amortized discount) and $83 million of 8-1/2% Sinking Fund Debentures, which resulted in an extraordinary loss of $7 million, net of an income tax effect of $4 million.

                INCOME FROM DISCONTINUED OPERATIONS reflects aftertax income of the Delhi Companies sold during 1997. Income in 1997 included an $81 million gain on disposal of the Delhi Companies (net of income taxes). For additional discussion, see Note 3 to the Consolidated Financial Statements.

                NET INCOME was $988 million in 1997, $943 million in 1996 and
             $214 million in 1995. Excluding the effects of the $81 million gain on disposal related to discontinued operations in 1997, the $430 million unfavorable effect of adoption of SFAS No. 121 in 1995, and adjustments to the inventory market valuation reserve in each of 1997, 1996 and 1995, net income increased by $275 million in 1997 as compared with 1996 and by $211 million in 1996 as compared with 1995.

                NONCASH CREDIT FROM EXCHANGE OF PREFERRED STOCK was $10 million, or 12 cents per share of Steel Stock, in 1997. In May 1997, USX exchanged 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The $10 million noncash credit reflects the difference between the carrying value of the 6.50% Preferred Stock and the fair value of the Trust Preferred Securities at the date of the exchange. See
             Note 26 to the Consolidated Financial Statements for additional discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CASH FLOWS AND LIQUIDITY

                CURRENT ASSETS increased by $70 million from year-end 1996, primarily reflecting increased deferred income tax benefits and receivable balances, partially offset by a decline in inventory balances. The increase in deferred income tax benefits was primarily due to expectations of the increased utilization of federal tax credit carryforwards within the next year. The increase in receivables primarily reflected a net increase in trade receivables following USX's termination of the Marathon Group receivable sales program and sale of the Delhi Companies in late 1997. The decrease in inventories primarily reflected lower year-end refined product prices resulting in a $284 million increase to the inventory market valuation reserve.

                NET PROPERTY, PLANT AND EQUIPMENT decreased by $342 million from year-end 1996, primarily reflecting depreciation, depletion and amortization ("DD&A") expense of $967 million and the sale in 1997 of the Delhi Companies with net property plant and equipment of $608 million at the time of the sale, partially offset by property additions. For discussion of property additions, see Capital Expenditures, herein.

                DEFERRED CREDITS AND OTHER LIABILITIES increased by $300 million from year-end 1996 due primarily to unamortized deferred gains of $244 million related to USX's entry in 1997 into a strategic partnership with two limited partners to acquire an interest in three coke batteries at the U. S. Steel Group's Clairton (Pa.) Works.

                TOTAL LONG-TERM DEBT AND NOTES PAYABLE decreased by $769 million from year-end 1996, mainly reflecting cash flows provided from operating activities and asset sales during 1997, in excess of cash used for capital expenditures, dividend payments and investments in equity affiliates. At December 31, 1997, USX had available its long-term revolving credit agreement of $2,350 million, short-term lines of credit of $200 million and a short-term credit agreement of $125 million, against which it had no outstanding borrowings. USX had outstanding borrowings of $121 million against uncommitted lines of credit. USX's short-term lines of credit require a 1/8% fee or maintenance of compensating balances of 3%.

             Management's Discussion and Analysis CONTINUED

                STOCKHOLDERS' EQUITY increased by $378 million from year-end
             1996 mainly reflecting 1997 net income, partially offset by dividends paid and a decrease in additional paid-in capital. The decrease in additional paid-in capital resulted primarily from the exchange of 6.50% Preferred Stock for Trust Preferred Securities, and reclassification of equity in the Delhi Group to redeemable Delhi Stock, following the sale of the Delhi Companies in late 1997. For further discussion of Trust Preferred Securities, see Financial Obligations, herein, the Consolidated Statement of Stockholders' Equity and Note 26 to the Consolidated Financial Statements.

                NET CASH FROM OPERATING ACTIVITIES was $1,458 million in 1997,
             $1,649 million in 1996 and $1,632 million in 1995. Cash provided from operating activities in 1997 included a payment of $390 million resulting from termination of a Marathon Group and Delhi Group accounts receivable sales program, payments of $199 million to fund employee benefit plans related to the U. S. Steel Group, and insurance recoveries of $40 million related to a 1996 hearth breakout at the Gary Works No. 13 blast furnace. Cash provided from operating activities in 1996 included a payment of $59 million to the Internal Revenue Service for certain agreed and unagreed adjustments relating to the tax year 1990, payments of $39 million related to certain state tax issues, and a payment of $28 million related to settlement of the Pickering litigation. Excluding the effects of these adjustments, cash provided from operating activities increased by $232 million in 1997 as compared with 1996, due primarily to favorable working capital changes, improved profitability and reduced interest payments, partially offset by increased income taxes paid.

                Net cash provided from operating activities in 1995 included payments of $204 million to fund employee benefit plans related to the U. S. Steel Group, $129 million for amortized discount on USX's zero coupon debentures and $20 million as partial settlement in the Pickering litigation. Excluding the effects of these adjustments, cash provided from operating activities decreased by $210 million in 1996 as compared with 1995, due primarily to unfavorable working capital changes.

                For additional discussion of 1997 funding of U. S. Steel benefit plans, see Benefit Plan Activity, herein.

                CAPITAL EXPENDITURES for each of the last three years are
             summarized in the following table:

             (Dollars in millions)                                      1997    1996    1995
             ---------------------------------------------------------------------------------
             Marathon Group
              Exploration and production ("Upstream")
               United States                                           $  647  $  424  $  322
               International                                              163      80     141
              Refining, marketing and transportation ("Downstream")       216     222     169
              Other                                                        12      25      10
                                                                       ------  ------  ------
                 Subtotal Marathon Group                                1,038     751     642
             U. S. Steel Group                                            261     337     324
             Discontinued operations (Delhi Group)/(a)/                    74      80      50
                                                                       ------  ------  ------
                 Total USX Corporation capital expenditures            $1,373  $1,168  $1,016
             ---------------------------------------------------------------------------------

             /(a)/ Effective October 31, 1997, USX sold Delhi Gas Pipeline
                   Corporation and other subsidiaries of USX that comprised all of the Delhi Group.

                   Marathon Group's domestic upstream capital expenditures in
             1997 mainly included development of Gulf of Mexico properties, including Viosca Knoll 786 (Petronius), Green Canyon 244 (Troika), Ewing Bank 963 (Arnold) and Ewing Bank 917 (Oyster). International upstream capital expenditures included development of the West Brae field in the U.K. North Sea and projects in Egypt and offshore Gabon. Downstream capital expenditures in 1997 were primarily for upgrading and expanding Emro Marketing Company's network of retail outlets, and refinery modification projects.

                   U. S. Steel Group capital expenditures in 1997 included a
             blast furnace reline at Mon Valley Works, a new heat-treat line for plate products at Gary Works and environmental expenditures, primarily at Gary Works.

             Management's Discussion and Analysis CONTINUED

                CAPITAL EXPENDITURES IN 1998 are expected to be $1.6 billion.
             Expenditures for the Marathon Group are expected to be approximately $1.3 billion. The increase from 1997 levels primarily reflects inclusion of 100% of the capital requirements for MAP. Domestic upstream projects planned for 1998 include continuing development of projects in the Gulf of Mexico. International upstream projects include development of properties offshore Gabon. Downstream spending is expected to be primarily for retail marketing upgrading and expansion projects and refinery modifications.

                Capital expenditures for the U. S. Steel Group in 1998 are expected to be approximately $340 million. Planned projects include a reline of the No. 6 blast furnace and other projects at Gary Works, and environmental expenditures.

                INVESTMENTS IN EQUITY AFFILIATES of $249 million in 1997, mainly reflected funding of Marathon Group equity affiliates' capital projects, primarily the Sakhalin II project in Russia and the Nautilus natural gas pipeline system in the Gulf of Mexico. Also included were the Marathon Group's acquisition of an additional 7.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), investment in the Odyssey crude oil pipeline system in the Gulf of Mexico (with a 29% interest) and acquisition of a 50% ownership in a power generation company in Ecuador. Sakhalin Energy is the incorporated joint venture company responsible for the Sakhalin II project. Following the acquisition of the additional interest, the Marathon Group holds a 37.5% interest in Sakhalin Energy. Investments in U. S. Steel Group equity affiliate capital projects included the addition of a second galvanizing line at the PRO-TEC Coating Company joint venture in northwest Ohio.

                INVESTMENTS IN EQUITY AFFILIATES IN 1998 are expected to be approximately $210 million. Projected investments include additional funding of Sakhalin Energy's spending on the Sakhalin II project, a U. S. Steel Group 50%-owned joint venture in the Slovak Republic, and Marathon Group power generation projects. Although project expenditures for the Sakhalin II project remain high, third-party financing arranged by Sakhalin Energy is expected to reduce the need for direct investment by the Marathon Group in 1998.

                Contract commitments for capital expenditures were $424 million at year-end 1997, compared with $526 million at year-end 1996.

                The above statements with respect to 1998 capital expenditures and investments are forward-looking statements reflecting management's best estimates based on information currently available. To the extent this information proves to be inaccurate, the timing and levels of future expenditures and investments could differ materially from those included in the forward-looking statements. Factors that could cause future capital expenditures and investments to differ materially include changes in industry supply and demand, general economic conditions, the availability of business opportunities and levels of cash flow from operations for each of the Groups. The timing of completion or cost of particular capital projects could be affected by unforeseen hazards such as weather conditions, explosions or fires, or by delays in obtaining government or partner approval. In addition, levels of investments may be affected by the ability of equity affiliates to obtain third-party financing.

                PROCEEDS FROM SALE OF THE DELHI COMPANIES totaled $752 million.
             In January 1998, USX used the net proceeds of $195 million to redeem all of the 9.45 million outstanding shares of USX - Delhi Group Common Stock. For additional discussion, including a reconcilement of proceeds from the sale to net proceeds, see Note 3 to the Consolidated Financial Statements.

                PROCEEDS FROM DISPOSAL OF ASSETS were $481 million in 1997, compared with $443 million in 1996 and $157 million in 1995. Proceeds in 1997 included $361 million resulting from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U. S. Steel Group's Clairton Works and $15 million from the sale of the plate mill at the U. S. Steel Group's former Texas Works. Proceeds in 1996 primarily reflected the sale of the U. S. Steel Group's investment in National-Oilwell (an oil field service joint venture); the sale of a portion of its investment in RMI common stock; disposal of the Marathon Group's interests in Alaskan oil properties and certain domestic and international oil and gas production properties; and the sale of the Marathon Group's equity interest in a domestic pipeline company. Proceeds in 1995 primarily reflected sales of certain domestic oil and gas production properties, mainly in the Illinois Basin, and other properties.

                WITHDRAWAL FROM PROPERTY EXCHANGE TRUSTS of $98 million in 1997 mainly represents cash withdrawn from an interest-bearing escrow account that was established in 1996 in connection with the disposal of oil production properties in Alaska.

             Management's Discussion and Analysis CONTINUED

                FINANCIAL OBLIGATIONS (the net of debt repayments, borrowings, commercial paper and revolving credit arrangements on the Consolidated Statement of Cash Flows) decreased by $734 million in 1997, compared with decreases of $673 million in 1996 and $511 million in 1995. These amounts represent financial activities involving commercial paper, revolving credit agreements, lines of credit, other debt and preferred stock of a subsidiary. The decrease in financial obligations in each of the three years primarily reflected cash flows provided from operating activities and asset sales in excess of cash used for capital expenditures and dividend payments (and with respect to 1997, in excess of $249 million of cash used for investments in equity affiliates). Financial obligations for USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust resulted from a noncash exchange in 1997.

                In 1997, USX redeemed, prior to maturity, $180 million of 5-3/4%
             Convertible Subordinated Debentures Due 2001, $227 million of 7% Convertible Subordinated Debentures Due 2017, $120 million of 8.50% Sinking Fund Debentures Due 2006 and $41 million of Zero Coupon Convertible Senior Debentures Due 2005. Maturities of long-term debt during 1997 consisted of $150 million of 8-7/8% Notes Due 1997. In 1996, USX redeemed, prior to maturity, $161 million of Marathon Oil Company 9-3/4% Guaranteed Notes Due 1999. In 1995, USX extinguished, prior to maturity, $553 million of debt, primarily consisting of Zero Coupon Convertible Senior Debentures Due 2005, with a carrying value of $393 million ($264 million in original proceeds and $129 million of amortized discount) and $83 million of 8-1/2% Sinking Fund Debentures. Also in 1995, USX redeemed all of the outstanding shares of its Adjustable Rate Cumulative Preferred Stock at a cost of $105 million.

                Issuance of long-term debt and Trust Preferred Securities for each of the last three years is summarized in the following table:

             (Dollars in millions)                                        1997      1996      1995
             ---------------------------------------------------------------------------------------
             Aggregate principal amounts of:
              Trust Preferred Securities/(a)/                           $   182   $     -    $     -
              Indexed Debt/(b)/                                               -       117          -
              Environmental Improvement Revenue Refunding Bonds/(c)/          -        78         53
                                                                        -------   -------    -------
                 Total                                                  $   182   $   195    $    53
             ---------------------------------------------------------------------------------------

             /(a)/ In 1997, USX exchanged 3.9 million 6.75% Convertible
                   Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I for an equivalent number of shares of USX's 6.50% Cumulative Convertible Preferred Stock. This was a noncash transaction. For additional discussion, see Note 26 to the Consolidated Financial Statements.

             /(b)/ See description below.

             /(c)/ Issued to refinance certain environmental improvement bonds.

                   USX currently has three effective shelf registration
             statements with the Securities and Exchange Commission aggregating $943 million, of which $633 million is dedicated to offer and issue debt securities ("Debt Shelf"). The balance allows USX to offer and issue debt and/or equity securities. In December 1996, USX issued, under its Debt Shelf, $117 million in aggregate principal amount of Indexed Debt, mandatorily exchangeable at maturity for common stock of RMI (or for the equivalent amount of cash, at USX's option) at a defined exchange rate based upon the average market price of RMI common stock valued in January 2000. The carrying value of the notes is adjusted quarterly to settlement value and any resulting adjustment is charged or credited to income and included in interest and other financial costs. At December 31, 1997, the adjusted carrying value of Indexed Debt was $113 million. At December 31, 1997, USX owned 5,483,600 shares of RMI common stock, constituting approximately 27% of the outstanding shares.

                   In the event of a change in control of USX, debt and
             guaranteed obligations totaling $3.5 billion at year-end 1997 may be declared immediately due and payable or required to be collateralized. See Notes 13, 16 and 18 to the Consolidated Financial Statements.

                   DIVIDENDS PAID increased by $9 million in 1997 as compared with 1996, due primarily to the full-year effect of a two-cents-per-share increase in the quarterly USX - Marathon Group Common Stock dividend rate declared October 29, 1996. The increase was partially offset by decreased dividends on preferred stock, reflecting 6.50% Preferred Stock exchanged for Trust Preferred Securities during 1997. Dividends paid increased by $12 million in 1996 as compared with 1995, due primarily to the sale of 5,000,000 shares of USX -U.S. Steel Group Common Stock ("Steel Stock") to the public in 1995 and the previously mentioned increase in the quarterly USX - Marathon Group Common Stock dividend rate.

             Management's Discussion and Analysis CONTINUED

                In January 1998, the USX Board of Directors declared a fourth quarter dividend on the USX - Marathon Group Common Stock of 21 cents per share, an increase of two cents per share over the previous quarterly dividend. Total dividends paid on the USX - Marathon Group Common Stock in the first quarter of 1998 will increase by approximately $6 million as a result of this dividend increase.

             BENEFIT PLAN ACTIVITY

                In accordance with USX's long-term funding practice, which is designed to maintain an appropriate funded status, USX contributed $49 million in 1997 to fund the U. S. Steel Group's principal pension plan for the 1996 plan year. In 1995, net proceeds of $169 million from the public offering of 5,000,000 shares of Steel Stock were used to fund the U. S. Steel Group's principal pension plan for the 1994 and the 1995 plan years.

                Also in 1997, USX contributed $80 million for elective funding of retiree life insurance of union and nonunion participants, and $70 million to the United Steelworkers of America ("USWA") Voluntary Employee Benefit Association Trust ("VEBA"). A total of $40 million of the $70 million VEBA contribution represented prefunding for the years 1998 and 1999.

             DEBT AND PREFERRED STOCK RATINGS

                Standard & Poor's Corp. currently rates USX and Marathon Oil
             Company ("Marathon") senior debt as investment grade, following an upgrade in November 1996 to BBB- from BB+. USX's subordinated debt and preferred stock were also upgraded to BB+ from BB-. Moody's Investors Services, Inc. currently rates USX's and Marathon's senior debt as investment grade at Baa3 and USX's subordinated debt and preferred stock as Ba2. Duff & Phelps Credit Rating Co. currently rates USX's senior notes as investment grade at BBB and USX's subordinated debt as BBB-.

             DERIVATIVE INSTRUMENTS
                See Quantitative and Qualitative Disclosures About Market Risk
             for discussion of derivative instruments and associated market risk.

             LIQUIDITY

                USX management believes that its short-term and long-term
             liquidity is adequate to satisfy its obligations as of December 31, 1997, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the years 1998, 1999 and 2000, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 30 to the Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings or other external financing sources.

                USX management's opinion concerning liquidity and USX's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include the performance of each Group (as indicated by levels of cash provided from operating activities, and other measures), the state of the debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, levels of USX's outstanding debt and credit ratings by rating agencies. For a summary of long-term debt, see Note 16 to the Consolidated Financial Statements.

            Management's Discussion and Analysis C O N T I N U E D

MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

                USX has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of USX's products and services, operating results will be adversely affected. USX believes that domestic competitors of the U. S. Steel Group and substantially all the competitors of the Marathon Group are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and the specific products and services it provides.

                The following table summarizes USX's environmental expenditures for each of the last three years/(a)/:

             (Dollars in millions)                 1997   1996   1995
             ---------------------------------------------------------
             Capital
              Marathon Group                      $  81  $  66  $  50
              U. S. Steel Group                      43     90     55
              Discontinued operations/(b)/           10      9      6
                                                  -----  -----  -----
                 Total capital                    $ 134  $ 165  $ 111
             --------------------------------------------------------
             Compliance
              Operating & maintenance
               Marathon Group                     $  84  $  75  $ 102
               U. S. Steel Group                    196    199    195
               Discontinued operations/(b)/           4      4      4
                                                  -----  -----  -----
                 Total operating & maintenance      284    278    301
              Remediation/(c)/
               Marathon Group                        19     26     37
               U. S. Steel Group                     29     33     35
                                                  -----  -----  -----
                 Total remediation                   48     59     72
                 Total compliance                 $ 332  $ 337  $ 373
             --------------------------------------------------------

             /(a)/Amounts for the Marathon Group are based on American
                  Petroleum Institute survey guidelines. Amounts for the U. S. Steel Group are based on previously established U.S. Department of Commerce survey guidelines.
             /(b)/Effective October 31, 1997, USX sold Delhi Gas Pipeline
                  Corporation and other subsidiaries of USX that comprised all of the Delhi Group.
             /(c)/Amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries where permissible.

                  USX's environmental capital expenditures accounted for 10%,
             14% and 11% of total consolidated capital expenditures in 1997, 1996 and 1995, respectively.

                  USX's environmental compliance expenditures averaged 2% of total consolidated operating costs in each of 1997, 1996 and 1995. Remediation spending primarily reflected ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping at retail gasoline stations, and remediation activities at former and present operating locations.

                  The Resource Conservation and Recovery Act ("RCRA")
             establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

                  A significant portion of USX's currently identified
             environmental remediation projects relate to the remediation of former and present operating locations. These projects include continuing remediation at an in situ uranium mining operation, the remediation of former coke-making facilities, a closed and dismantled refinery site and the closure of permitted hazardous and non-hazardous waste landfills.

                  USX has been notified that it is a potentially responsible party ("PRP") at 45 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1997. In addition, there are 27 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 110 additional sites, excluding

             Management's Discussion and Analysis C O N T I N U E D

             retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See
             Note 30 to the Consolidated Financial Statements.

                New or expanded environmental requirements, which could increase
             USX's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, USX does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1998. USX expects environmental capital expenditures in 1998 to be approximately $165 million, or approximately 10% of total estimated consolidated capital expenditures. Predictions beyond 1998 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, USX anticipates that environmental capital expenditures in 1999 will total approximately $110 million; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                Effective January 1, 1997, USX adopted American Institute of
             Certified Public Accountants Statement of Position No. 96-1 - "Environmental Remediation Liabilities", which requires that companies include certain direct costs and post-closure monitoring costs in accruals for remediation liabilities. USX income from operations included first quarter charges of $27 million (net of expected recoveries) related to adoption, primarily for accruals of post-closure monitoring costs, study costs and administrative costs. See Note 2 to the Consolidated Financial Statements for additional discussion.

                Income from operations in 1997 also included net favorable effects of $13 million related to other environmental accrual adjustments.

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

             OUTLOOK AND YEAR 2000

                For Outlook with respect to the Marathon Group and U. S. Steel
             Group, see Management's Discussion and Analysis of Operations by Industry Segment, herein.

                For discussion of the Year 2000 issue as it affects the Marathon
             Group and the U. S. Steel Group, see Management's Discussion and Analysis of Operations by Industry Segment, herein.

             ACCOUNTING STANDARDS

                In June 1997, the Financial Accounting Standards Board issued two new accounting standards:

                Statement of Financial Accounting Standards No. 130, "Reporting
             Comprehensive Income" requires that companies report all recognized changes in assets and liabilities that are not the result of transactions with owners, including those that are not reported in net income. USX plans to adopt the standard, effective with its 1998 financial statements, as required.

                Statement of Financial Accounting Standards No. 131,
             "Disclosures about Segments of an Enterprise and Related Information" introduces a "management approach" for identifying reportable industry segments of an enterprise. USX plans to adopt the standard, effective with its 1998 financial statements, as required.

             Management's Discussion and Analysis C O N T I N U E D

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS BY INDUSTRY SEGMENT

             THE MARATHON GROUP

                The Marathon Group consists of Marathon Oil Company and certain other subsidiaries of USX, which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and power generation. Effective January 1, 1998, the USX Marathon Group and Ashland Inc. formed a new refining, marketing and transportation company, Marathon Ashland Petroleum LLC.

                Marathon Group REVENUES (excluding matching buy/sell
             transactions and excise taxes) decreased by $132 million in 1997 from 1996, and increased by $1,576 million in 1996 from 1995. The decrease in 1997 was due primarily to lower average refined product prices and worldwide liquid hydrocarbon prices and volumes, partially offset by increased volumes of refined products and increased volumes and higher prices for domestic natural gas. The increase in 1996 from 1995 was due primarily to higher average prices for refined products, worldwide liquid hydrocarbons and natural gas, partially offset by decreased volumes for worldwide liquid hydrocarbons.

                Marathon Group INCOME FROM OPERATIONS and certain items included in income from operations for each of the last three years are summarized in the following table:

             (Dollars in millions)                                           1997     1996    1995
             --------------------------------------------------------------------------------------

             Income from operations/(a)/                                   $  932   $1,296   $ 147
             Less: Certain favorable (unfavorable) items
              IMV reserve adjustment/(b)/                                    (284)     209      70
              Net gains on certain asset sales/(c)/                            -        35      -
              Charges for withdrawal from MPA/(d)/                             -       (10)     -
              Certain state tax adjustments/(e)/                               -       (11)     -
              Impairment of long-lived assets/(f)/                             -        -     (659)
              Expected environmental remediation recoveries/(g)/               -        -       15
                                                                           -------  -------  ------
                 Subtotal                                                    (284)     223    (574)
                                                                           -------  -------  ------
                 Income from operations adjusted to exclude above items    $1,216   $1,073   $ 721
             --------------------------------------------------------------------------------------

             /(a)/Consists of operating income, dividend and affiliate income, net gains on disposal of investments and other income. Amounts for 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income and other income, and to conform to other 1997 classifications. See Note 9 to the Consolidated Financial Statements for a discussion of operating income.
             /(b)/The inventory market valuation reserve ("IMV") reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional details of this noncash adjustment, see discussion below.
             /(c)/Includes net gains on sales of interests in a domestic pipeline company and certain production properties.
             /(d)/Marine Preservation Association ("MPA") is a non-profit oil spill response group.
             /(e)/Reflected domestic production tax accruals for prior years. /(f)/Related to adoption of SFAS No. 121.
             /(g)/Expected recoveries from state governments of expenditures related to underground storage tanks at retail marketing outlets.

                Adjusted income from operations for the Marathon Group increased by $143 million in 1997 from 1996, and by $352 million in 1996 from 1995. The increase in 1997 was due primarily to higher average refined product margins and higher worldwide natural gas prices, partially offset by reduced worldwide liquid hydrocarbon production and prices, increased worldwide exploration expense and increased administrative expenses. The increase in 1996 from 1995 was due primarily to higher average prices for worldwide liquid hydrocarbons and natural gas, reduced DD&A expense and increased worldwide volumes of natural gas. These favorable effects were partially offset by decreased worldwide liquid hydrocarbon volumes, net losses on production hedging activities (primarily occurring in the fourth quarter of 1996) and lower refined product margins. Reduced DD&A expense resulted mainly from the fourth quarter 1995 adoption of SFAS No. 121, and property sales.

             Management's Discussion and Analysis C O N T I N U E D

                With respect to the IMV reserve adjustment, when U. S. Steel
             Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, Marathon's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition. This became the new LIFO cost basis of the inventories, which has been maintained since the 1982 acquisition. Generally accepted accounting principles require that inventories be valued at lower of cost or market. Accordingly, Marathon has established an IMV reserve to reduce the LIFO cost basis of these inventories on a quarterly basis, to the extent necessary, to current market value. Adjustments to the IMV reserve result in noncash charges or credits to income from operations. These adjustments affect the comparability of financial results from period to period as well as comparisons with other energy companies, which may not have such adjustments. The IMV reserve adjustments have been separately reported, on a consistent basis, as a component of operating results and separately identified in management's discussion of operations.

                Commodity prices have fluctuated widely and, since 1986, have generally remained below prices that existed at the time of the 1982 acquisition, resulting in periodic adjustments to the LIFO cost basis of the inventories. At December 31, 1997, LIFO cost exceeded market prices by $284 million, resulting in a corresponding charge to income from operations for total year 1997. During 1996 and 1995, favorable market price movements resulted in credits to income from operations of $209 million and $70 million, respectively. The $493 million variance in income from operations between 1997 and 1996 for the IMV reserve adjustments (and $139 million variance between 1996 and 1995) affects the comparability of reported financial results. In management's opinion, the Marathon Group's operating performance should be evaluated exclusive of the IMV reserve adjustments, which management believes provides a more indicative view of the profit and cash flow performance of the Group.

             OUTLOOK-MARATHON GROUP

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

                With respect to Marathon's upstream operations, worldwide liquid hydrocarbon volumes are expected to increase by twenty-five percent in 1998, with most of the increase anticipated in the second half of the year. This primarily reflects projected new production from fields in the Gulf of Mexico (such as Green Canyon 244 and Ewing Bank Blocks 963 and 917), the Tchatamba Marine field in Gabon and the West Brae field in the U.K. North Sea, partially offset by natural production declines of mature fields. Marathon's worldwide natural gas volumes in 1998 are expected to remain consistent with 1997 volumes at around 1.2 billion cubic feet per day, as natural declines in mature international fields, primarily in Ireland and Norway, are anticipated to be offset by anticipated increases in domestic production (mainly in the Austin Chalk area in Texas, Green Canyon 244 and the Vermillion Basin in Wyoming). These projections are based on known discoveries and do not include any additions from acquisitions or future exploratory drilling.

                Other major upstream projects which are currently underway or under evaluation and are expected to improve future income streams, include Viosca Knoll Block 786 and Green Canyon Blocks 112 and 113 in the Gulf of Mexico, the Tchatamba South field, located offshore Gabon, and the Sakhalin II project in the Russian Far East Region (discussed below).

             Management's Discussion and Analysis C O N T I N U E D

                The Marathon Group holds a 37.5% interest in Sakhalin Energy, an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the Piltun-Astokhskoye ("P-A") oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. During 1997, authorized representatives of the Russian Government approved the Development Plan for the P-A License Area, Phase 1: Astokh Feature. Appraisal work for the remainder of the P-A field was also authorized. The P-A full field development plan is scheduled to be completed and submitted to the Russian Government by June 1999. First production of oil from the Astokh Feature, which will be developed using an arctic-class drilling vessel called the Molikpaq, remains on target for the summer of 1999. Late in 1997, the Sakhalin Energy consortium arranged for a limited recourse project financing facility of $348 million with a group of international financial institutions. Subject to various conditions, initial borrowings by Sakhalin Energy under this facility are anticipated in 1998 to partially fund Phase 1 expenditure requirements.

                Looking at downstream operations, Marathon and Ashland Inc.
             officially formed MAP, which commenced operations on January 1, 1998. Major elements of both firms' refining, marketing and transportation operations were combined, with Marathon having a 62% ownership interest in MAP and Ashland holding a 38% interest. MAP has seven refineries with a combined capacity of 935,000 barrels per day ("bpd"), 84 light products and asphalt terminals in the Midwest and Southeast United States, about 5,400 retail marketing outlets in 20 states and significant pipeline holdings. Potential efficiencies derived by MAP have been broadly estimated to be in excess of $200 million annually on a pretax basis. While a modest part of these efficiencies will be achieved in mid- to late 1998, full realization of efficiencies should occur over the next few years as MAP's integration plans are implemented. In conjunction with the formation of MAP, the Marathon Group is expected to recognize an estimated $250 million one-time, pretax change-in-interest gain in the first quarter of 1998. For additional details of the agreements and the one-time financial gain, see Note 31 to the USX Consolidated Financial Statements.

                MAP's refined product sales volumes for 1998 are expected to increase slightly from 1997 levels of Marathon's and Ashland's separate downstream operations, which were a combined volume of approximately 1.2 million bpd. A major maintenance shutdown ("turnaround") was completed at the Garyville (La.) refinery in early 1998, and major turnarounds are planned for the Canton (Ohio) refinery in the fourth quarter of 1998, the Catlettsburg (Ky.) refinery in the first quarter of 1999 and the Detroit (Mich.) refinery in the fourth quarter of 1999. Each turnaround is expected to last about one month.

                The above forward-looking statements of projects, expected production and sales levels, and dates of initial production are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, and geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law. To the extent these assumptions prove inaccurate and/or negotiations, legal developments and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

                The above discussion also contains forward-looking statements with respect to the amount and timing of efficiencies to be realized by MAP. Some factors that could potentially cause actual results to differ materially from present expectations include unanticipated costs to implement shared technology, difficulties in integrating corporate structures, delays in leveraging volume procurement advantages or delays in personnel rationalization.

             YEAR 2000

                Marathon continues to identify, analyze, modify and/or replace non-compliant systems, equipment and other devices that utilize date/time-oriented software or computer chips. Marathon has contacted all of its vendors from which systems have been purchased and has requested that appropriate corrections be provided by mid-1998. Modifications to internally developed systems are being handled in-house. In addition, during 1997, Marathon began including Year 2000 provisions in a variety of its contracts. In management's opinion, the incremental costs associated with these efforts will not be material to the operating results of the Marathon Group.

             Management's Discussion and Analysis C O N T I N U E D

                This discussion of Marathon's efforts and management's
             expectations relating to the effect of Year 2000 compliance on operating results are forward-looking statements. Actual results could be materially different because Marathon's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely affected by unanticipated problems identified in the ongoing compliance review. In addition, Marathon has limited or no control over comparable corrective actions by proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of the Marathon Group.

             THE U. S. STEEL GROUP

                The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining and engineering and consulting services. Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities.

                U. S. Steel Group REVENUES were $6.9 billion in 1997, as
             compared with $6.7 billion in 1996 and $6.6 billion in 1995. The increase in 1997 from 1996 primarily reflected higher average realized steel prices and increased shipment volumes. The increase in 1996 from 1995 resulted primarily from improved product mix, partially offset by lower average steel product prices. Steel shipment volumes in 1996 remained at 1995 levels.

                U. S. Steel Group INCOME FROM OPERATIONS and certain items included in income from operations for each of the last three years are summarized in the following table:

             (Dollars in millions)                                          1997    1996    1995
             -----------------------------------------------------------------------------------
             Income from operations/(a)/                                   $ 773   $ 483   $ 582
             Less: Certain favorable (unfavorable) items
              Effect of adoption of SOP 96-1/(b)/                            (20)     -       -
              Certain other environmental accrual adjustments  net            11      -       -
               Net gains on certain asset sales/(c)/                          15      -       -
              Gain on affiliate stock offering/(d)/                           -       53      -
              Certain Gary Works blast furnace repairs/(e)/                   -      (39)    (34)
              Employee reorganization charges/(f)/                            -      (13)     -
              Impairment of long-lived assets/(g)/                            -       -      (16)
              Adjustments for certain employee-related costs                  -       -       18
              Certain legal accruals                                          -       -      (44)
                                                                           -----   -----   -----
                 Subtotal                                                      6       1     (76)
                                                                           -----   -----   -----
                 Income from operations adjusted to exclude above items    $ 767   $ 482   $ 658
             ------------------------------------------------------------------------------------

             /(a)/ Consists of operating income, affiliate income, net gains on disposal of investments, gain on affiliate stock offering and other income. Amounts for 1996 and 1995 were reclassified in 1997 to include affiliate income, gain on affiliate stock offering and other income. See Note 9 to the Consolidated Financial Statements for a discussion of operating income.
             /(b)/ American Institute of Certified Public Accountants Statement
                   of Position No. 96-1 "Environmental Remediation Liabilities" provides additional guidance on recognition, measurement and disclosure of remediation liabilities.
             /(c)/ Reflects the sale of the plate mill at the U. S. Steel
                   Group's former Texas Works.
             /(d)/ See Note 8 to the Consolidated Financial Statements.
             /(e)/ Amounts in 1996 and 1995 reflect repair of damages incurred at Gary Works during a hearth break-out at the No. 13 blast furnace on April 2, 1996, and in an explosion at the No. 8 blast furnace on April 5, 1995, respectively.
             /(f)/ Related to employee costs associated with work force reduction programs.
             /(g)/ Related to adoption of SFAS No. 121.

             Management's Discussion and Analysis C O N T I N U E D

                Adjusted income from operations increased by $285 million in
             1997 as compared with 1996, due primarily to increased shipment volumes, higher average realized steel prices, improved operating efficiencies, and receipt of $40 million in insurance settlements related to the 1996 hearth break-out at the Gary Works No. 13 blast furnace. These improvements were partially offset by higher 1997 accruals for profit sharing. Adjusted income from operations decreased by $176 million in 1996 from 1995, due primarily to lower average prices for steel products, cost inefficiencies and reduced shipments related to outages at U. S. Steel's three largest blast furnaces including lost sales from the unplanned outage of the No. 13 blast furnace at Gary Works. These factors were partially offset by improved product mix and decreased accruals for profit sharing plans.

             OUTLOOK - U. S. STEEL GROUP

                The U. S. Steel Group presently anticipates that steel demand will remain relatively strong in 1998, and the outlook remains positive for the markets it serves. This market strength is dependent on continued strong demand for capital goods, oil and gas tubular products and consumer durables in domestic and international economies. Based on the continuing strong demand for its products, U. S. Steel Group announced in December 1997, price increases for plate and tubular products for spot market shipments scheduled for delivery after March 28, 1998, for plate and March 31, 1998, for tubular. In January 1998, price increases were also announced for sheet products affecting orders scheduled for shipment after April 1, 1998. These increases will not apply to shipments under long term contracts where prices were previously negotiated. However, growing domestic production for flat-rolled products (an estimated 4.6 million tons of additional production capability from new and existing sources is expected in 1998), continuing high levels of imports and a return to the market of a competitor following a lengthy strike, could have an adverse effect on U. S. Steel's product prices and shipment levels. In addition, uncertainties related to the Asian economies could potentially impact the domestic markets, if Asian countries increase their level of steel exports to the United States.

                Steel imports to the United States accounted for an estimated
             24%, 23% and 21% of the domestic steel market in the first eleven months of 1997, and for the years 1996 and 1995, respectively. Steel imports of hot rolled, cold rolled and galvanized sheets as a percentage of total finished imports, increased 4% in the first eleven months of 1997, compared to the same period in 1996. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may have an adverse effect on product prices, shipment levels and results of operations.

                U. S. Steel Group shipments in the first quarter of 1998 are expected to be lower than in the fourth quarter of 1997 due to a seasonal industry decline in first quarter shipments. During the second and third quarters of 1998, raw steel production is expected to be reduced by a 100-day planned blast furnace reline at Gary Works. U. S. Steel expects to supplement raw steel production with the purchase of slabs from outside sources, which should allow it to maintain shipment levels during this planned outage.

                On February 5, 1998, U. S. Steel Group and VSZ a.s., Kosice,
             entered into a 50-50 joint venture in Kosice, Slovakia, for the production and marketing of tin mill products to serve an emerging Central European market. In February 1998, the joint venture, doing business as VSZ U. S. Steel, s. r.o., took ownership and commenced operations of an existing tin mill facility (VSZ's Ocel plant in Kosice) with an annual production capacity of 140,000 metric tons. The joint venture plans to add 200,000 annual metric tons of new tin mill production capacity in the next two years.

                In 1997, U. S. Steel Group, through a subsidiary, United States
             Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., formed a joint venture for a slitting and warehouse facility in San Luis Potosi, Mexico. The joint venture will conduct business as Acero Prime and will service primarily the appliance industry. Construction will begin in 1998 with operations commencing in early 1999.

                The preceding statements concerning anticipated steel demand, steel pricing, purchasing slabs to supplement raw steel production and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by imports, domestic and international economies, domestic production capacity, availability of slabs, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

             Management's Discussion and Analysis C O N T I N U E D

             YEAR 2000

                A task force has been established to identify all potential areas of risk and to make any required modifications as they relate to business computer systems, technical infrastructure, end-user computing, business partners, manufacturing, environmental operations, systems products produced and sold, and dedicated R&D test facilities. A Year 2000 impact assessment for all of the aforementioned areas is expected to be completed by the end of first quarter 1998. The U. S. Steel Group technical software infrastructure for mainframe computers is essentially Year 2000 compliant; however, vendor software and other computing platforms are still in the process of being analyzed for compliance. The U.
             S. Steel Group is monitoring the compliance efforts of the entities with which it does business, and is participating with steel industry and other trade associations to collectively address Year 2000 issues involving such entities. The U. S. Steel Group's objective is to achieve compliance by the end of 1998, and to use the year 1999 to validate and confirm Year 2000 compliance, including continued monitoring of progress by the U. S. Steel Group's business partners. Based on information available at this time, management believes that the incremental costs associated with achieving Year 2000 compliance will not be material to the operating results of the U. S. Steel Group.

                The discussion of the U. S. Steel Group's efforts, and
             management's expectations, relating to Year 2000 compliance are forward-looking statements. The U. S. Steel Group's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. The U. S. Steel Group has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of the
             U. S. Steel Group.

             THE DELHI GROUP

                Effective October 31, 1997, USX sold Delhi Gas Pipeline
             Corporation and other subsidiaries of USX that comprise all of the Delhi Group.

             Quantitative and Qualitative Disclosures About Market Risk

             MANAGEMENT OPINION CONCERNING DERIVATIVE INSTRUMENTS

                USX employs a strategic approach of limiting its use of
             derivative instruments principally to hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. Based on this approach, combined with risk assessment procedures and internal controls, management believes that its use of derivative instruments does not expose USX to material risk. USX's use of derivative instruments for hedging activities could materially affect USX's results of operations in particular quarterly or annual periods. This is primarily because use of such instruments may limit the company's ability to benefit from favorable price movements. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 1 to the Consolidated Financial Statements.

             COMMODITY PRICE RISK AND RELATED RISKS

                In the normal course of its business, USX is exposed to market risk, or price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products and steel products. To a lesser extent, USX is exposed to the risk of price fluctuations on coal, coke, natural gas liquids, electricity, petroleum feedstocks and certain nonferrous metals used as raw materials. USX is also exposed to effects of price fluctuations on the value of its commodity inventories.

                USX's market risk strategy has generally been to obtain
             competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, USX uses fixed-price contracts and derivative commodity instruments to manage a relatively small portion of its commodity price risk. USX uses fixed-price contracts for portions of its natural gas production to manage exposure to fluctuations in natural gas prices. In addition, USX uses derivative commodity instruments such as exchange-traded futures contracts and options, and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk related to the purchase, production or sale of crude oil, natural gas, refined products, certain nonferrous metals and electricity. USX's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on derivative commodity instruments are generally offset by the effects of price changes in the underlying commodity. However, certain derivative commodity instruments have the effect of restoring the equity portion of fixed-price sales of natural gas to variable market-based pricing. These instruments are used as part of USX's overall risk management programs.

             Quantitative Qualitative Disclosures
             About Market Risk CONTINUED

                Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of December 31, 1997, are provided in the following table:/(a)/

             (Dollars in millions)
             --------------------------------------------------------------------------------------------
                                                                            INCREMENTAL DECREASE IN
                                                                            PRETAX INCOME ASSUMING A
                                                                        HYPOTHETICAL PRICE CHANGE OF/(a)/
             DERIVATIVE COMMODITY INSTRUMENTS                                10%                25%
            ---------------------------------------------------------------------------------------------
             Marathon Group/(b)(c)/:
              Crude oil (price increase)/(d)/                               $2.7               $ 8.6
              Natural gas (price decrease)/(d)/                              2.9                 7.1
              Refined products (price decrease)/(d)/                          .4                 1.1
                                                                            ----               -----
               Total                                                        $6.0               $16.8

             U. S. Steel Group:
              Natural gas (price decrease)/(d)/                             $1.1               $ 2.8
             --------------------------------------------------------------------------------------------

             /(a)/ Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 1997. Marathon Group and U.
                   S. Steel Group management evaluate their portfolios of derivative commodity instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to December 31, 1997, would cause future pretax income effects to differ from those presented in the table.

             /(b)/ The number of net open contracts varied throughout 1997, from a low of 637 contracts at December 31, to a high of 9,307 contracts at June 11, and averaged 5,400 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 1997, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects. During 1998, the size of the portfolio is expected to increase above average 1997 levels as a result of increased volumes for Marathon Ashland Petroleum LLC, on a basis consistent with guidelines established in previously existing downstream hedging programs.

             /(c)/ The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on the difference between the strike price and the underlying commodity price.

             /(d)/ The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                While derivative commodity instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. During the fourth quarter of 1996, certain hedging strategies matured which limited the Marathon Group's ability to benefit from favorable market price increases on the sales of equity crude oil and natural gas production, resulting in pretax hedging losses of $33 million. In total, Marathon's upstream operations recorded net pretax hedging losses of $3 million in 1997, compared with net losses of $38 million in 1996, and net gains of $10 million in 1995.

                Marathon's downstream operations generally use derivative
             commodity instruments to lock-in costs of certain raw material purchases, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. In total, Marathon's downstream operations recorded net pretax hedging gains of $29 million in 1997, compared with net losses of $22 million in 1996 and $4 million in 1995. Essentially, all of these upstream and downstream gains and losses were offset by changes in the prices of the underlying hedged commodities, with the net effect approximating the targeted results of the hedging strategies.

                The U. S. Steel Group uses OTC commodity swaps to manage
             exposure to market risk related to the purchase of natural gas used as a raw material. The U. S. Steel Group recorded net pretax hedging gains of $5 million in 1997, compared with pretax gains of $21 million in 1996 and pretax losses of $15 million in 1995. These gains and losses were offset by changes in the realized prices of the underlying hedged natural gas.

                For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 28 to the Consolidated Financial Statements.

             Quantitative Qualitative Disclosures
             About Market Risk CONTINUED

                USX is subject to basis risk, caused by factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, New York Mercantile Exchange ("NYMEX") contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be produced and sold in the Western United States at prices that do not move in strict correlation with NYMEX prices. To the extent that commodity price changes in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to a portion of basis risk.

                USX is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

             INTEREST RATE RISK

                USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1997 interest rates on the fair value of USX's non-derivative financial instruments, is provided in the following table:

             (Dollars in millions)
             -------------------------------------------------------------------------------------------------------
                                                                                                       Incremental
                                                                                                       Increase in
                                                                              Carrying       Fair           Fair
             Non-Derivative Financial Instruments/(a)/                       Value  (b)  Value  /(b)/  Value  /(c)/
             Financial assets:
              Investments and long-term receivables/(d)/                          $120        $   177       $     -

             Financial liabilities:
              Long-term debt (including amounts due within one year)/(e)/       $3,281        $ 3,646       $   117
              Preferred stock of subsidiary/(f)/                                   250            254            24
              USX obligated mandatorily redeemable convertible preferred
               securities of a subsidiary trust/(g)/                               182            181            17
                                                                                ------        -------       -------
              Total                                                             $3,713        $ 4,081       $   158
             -------------------------------------------------------------------------------------------------------

             /(a)/ Fair values of cash and cash equivalents, cash restricted for redemption of Delhi Stock, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

             /(b)/ At December 31, 1997. For additional discussion, see Note
                   29 to the Consolidated Financial Statements.

             /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1997, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1997.

             /(d)/ For additional information, see Note 14 to the Consolidated
                   Financial Statements.

             /(e)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 16 to the Consolidated Financial Statements.

             /(f)/ In 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold 10,000,000 shares of 8-3/4% Cumulative Monthly Income Preferred Shares. For further discussion, see Note 25 to the Consolidated Financial Statements.

             /(g)/ In 1997, USX exchanged 3.9 million 6.75% Convertible
                   Quarterly Income Preferred Securities of USX Capital Trust I, a Delaware statutory business trust, for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock. For further discussion, see Note 26 to the Consolidated Financial Statements.

                At December 31, 1997, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $117 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

             Quantitative Qualitative Disclosures
             About Market Risk CONTINUED

             FOREIGN CURRENCY EXCHANGE RATE RISK

                USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations.

                At December 31, 1997, a forward currency contract with a fair value of $10 million was outstanding. This contract hedges exposure to currency price fluctuations relating to a Swiss franc debt obligation with a fair value of $69 million at December 31, 1997. The debt obligation and forward contract mature in 1998.

             EQUITY PRICE RISK

                USX is subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt"). At maturity, USX must exchange the notes for shares of RMI Titanium Company ("RMI") common stock, or redeem the notes for the equivalent amount of cash. Each quarter, USX adjusts the carrying value of Indexed Debt to settlement value, based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. During 1997, USX recorded adjustments of $16 million favorable in the first quarter, $10 million unfavorable in the second quarter and $4 million favorable in the fourth quarter. At year-end 1997, a hypothetical 10% increase in the value of RMI common stock would have resulted in a $4 million unfavorable effect on pretax income. USX holds a 27% interest in RMI which is accounted for under the equity method. At December 31, 1997, this investment in RMI common stock had a fair market value of $110 million and a carrying value of $56 million. The unfavorable effects on income described above would generally be offset by changes in the market value of USX's investment in RMI. However, under the equity method of accounting, USX cannot recognize in income these changes in the market value until the investment is liquidated.

                The Marathon Group holds investments in common stock and
             warrants of certain third parties. The fair value of these investments has not been material.

             SAFE HARBOR

                USX's quantitative and qualitative disclosures about market risk include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are accompanied by cautionary language identifying important factors (particularly the underlying assumptions and limitations disclosed in footnotes to the tables), though not necessarily all such factors, that could cause future outcomes to differ materially from those projected.

                Forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments, and projected increases in the size of the Marathon Group's hedge portfolio are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, refined products, steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to USX's hedging programs may differ materially from those discussed in the forward-looking statements.

--------------------------
           Marathon Group
--------------------------


           Index to Financial Statements, Supplementary Data,
           Management's Discussion and Analysis and Quantitative and Qualitative Disclosures About Market Risk


                                                                           Page
                                                                           ----
           Management's Report...........................................  M-1

           Audited Financial Statements:

             Report of Independent Accountants...........................  M-1

             Statement of Operations.....................................  M-2

             Balance Sheet...............................................  M-3

             Statement of Cash Flows.....................................  M-4

             Notes to Financial Statements...............................  M-5

            Selected Quarterly Financial Data............................  M-21

            Principal Unconsolidated Affiliates..........................  M-21

            Supplementary Information....................................  M-21

            Five-Year Operating Summary..................................  M-22

            Five-Year Financial Summary..................................  M-24

            Management's Discussion and Analysis.........................  M-25

            Quantitative and Qualitative Disclosures About Market Risk...  M-35

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

             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying financial statements appearing on pages M-2 through M-20 present fairly, in all material respects, the financial position of the Marathon Group at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                As discussed in Note 7, page M-9, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets.

                The Marathon Group is a business unit of USX Corporation (as described in Note 1, page M-5); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation.



             Price Waterhouse LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 10, 1998

             Statement of Operations

             (Dollars in millions)                                          1997        1996      1995
             -------------------------------------------------------------------------------------------
             REVENUES:
              Sales (Note 5)                                              $15,668     $16,297   $13,871
              Dividend and affiliate income                                    36          33        23
              Gain on disposal of assets                                       37          55         8
              Other income                                                     13           9        11
                                                                          --------    --------  --------
                 Total revenues                                            15,754      16,394    13,913
                                                                          --------    --------  --------
             COSTS AND EXPENSES:
              Cost of sales (excludes items shown below)                   10,392      11,188     9,011
              Selling, general and administrative expenses                    355         309       297
              Depreciation, depletion and amortization                        664         693       817
              Taxes other than income taxes                                 2,938       2,971     2,903
              Exploration expenses                                            189         146       149
              Inventory market valuation charges (credits) (Note 20)          284        (209)      (70)
              Impairment of long-lived assets (Note 7)                        --          --        659
                                                                          --------    --------  --------
                 Total costs and expenses                                  14,822      15,098    13,766
                                                                          --------    --------  --------
             INCOME FROM OPERATIONS                                           932       1,296       147
             Net interest and other financial costs (Note 6)                  260         305       337
                                                                          --------    --------  --------
             INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS         672         991      (190)
             Provision (credit) for estimated income taxes (Note 18)          216         320      (107)
                                                                          --------    --------  --------
             INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                          456         671       (83)
             Extraordinary loss (Note 8)                                      --            7         5
                                                                          --------    --------  --------
             NET INCOME (LOSS)                                                456         664       (88)
             Dividends on preferred stock                                     --          --          4
                                                                          --------    --------  --------
             NET INCOME (LOSS) APPLICABLE TO MARATHON STOCK               $   456     $   664   $   (92)
             -------------------------------------------------------------------------------------------

             Income Per Common Share Applicable to Marathon Stock

                                                                             1997        1996      1995
             -------------------------------------------------------------------------------------------
             BASIC:
              Income (loss) before extraordinary loss                     $  1.59     $  2.33   $  (.31)
              Extraordinary loss                                              -          (.02)     (.02)
                                                                          -------     --------  --------
              Net income (loss)                                           $  1.59     $  2.31   $  (.33)
             DILUTED:
              Income (loss) before extraordinary loss                     $  1.58     $  2.31   $  (.31)
              Extraordinary loss                                              -          (.02)     (.02)
                                                                          -------     --------  --------
              Net income (loss)                                           $  1.58     $  2.29   $  (.33)
              ------------------------------------------------------------------------------------------

             See Note 24, for a description and computation of income per common share.
             The accompanying notes are an integral part of these financial statements.

             Balance Sheet

             (Dollars in millions)                                 December 31          1997         1996
             -----------------------------------------------------------------------------------------------
             ASSETS
             Current assets:
              Cash and cash equivalents                                              $    36      $    32
              Receivables, less allowance for doubtful accounts
               of $2 and $2 (Note 23)                                                    856          613
              Inventories (Note 20)                                                      980        1,282
              Other current assets                                                       146          119
                                                                                     -------      -------
                 Total current assets                                                  2,018        2,046

             Investments and long-term receivables (Note 19)                             455          311
             Property, plant and equipment - net (Note 17)                             7,566        7,298
             Prepaid pensions (Note 15)                                                  290          280
             Other noncurrent assets                                                     236          216
                                                                                     -------      -------
                 Total assets                                                        $10,565      $10,151
             --------------------------------------------------------------------------------------------
             LIABILITIES
             Current liabilities:
              Notes payable                                                          $   108      $    59
              Accounts payable                                                         1,348        1,385
              Payroll and benefits payable                                               142          106
              Accrued taxes                                                              102           98
              Deferred income taxes (Note 18)                                             61          155
              Accrued interest                                                            84           75
              Long-term debt due within one year (Note 11)                               417          264
                                                                                     -------      -------
                 Total current liabilities                                             2,262        2,142
             Long-term debt (Note 11)                                                  2,476        2,642
             Long-term deferred income taxes (Note 18)                                 1,318        1,178
             Employee benefits (Note 16)                                                 375          356
             Deferred credits and other liabilities                                      332          311

             Preferred stock of subsidiary (Note 9)                                      184          182

             STOCKHOLDERS' EQUITY (Note 22)                                            3,618        3,340
                                                                                     -------      -------
                 Total liabilities and stockholders' equity                          $10,565      $10,151
             --------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

(Dollars in millions)                                              1997         1996         1995
-------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                               $   456       $  664       $  (88)
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                                 -             7            5
  Depreciation, depletion and amortization                          664          693          817
  Exploratory dry well costs                                         78           54           64
  Inventory market valuation charges (credits)                      284         (209)         (70)
  Pensions                                                           (4)          (3)         (16)
  Postretirement benefits other than pensions                        10           15           12
  Deferred income taxes                                              30          104         (204)
  Gain on disposal of assets                                        (37)         (55)          (8)
  Payment of amortized discount on zero coupon debentures           (13)          -           (96)
  Impairment of long-lived assets                                    -            -           659
  Changes in: Current receivables - sold                           (340)          -             8
                                  - operating turnover               97         (119)        (120)
     Inventories                                                     18           72           55
     Current accounts payable and accrued expenses                   11          211          (27)
  All other - net                                                    (8)          69           53
                                                                -------       ------       ------
    Net cash provided from operating activities                   1,246        1,503        1,044
                                                                -------       ------       ------
INVESTING ACTIVITIES:
Capital expenditures                                             (1,038)        (751)        (642)
Disposal of assets                                                   60          282           77
Elimination of Retained Interest in Delhi Group                      -            -            58
Withdrawal (deposit) - property exchange trusts                      98          (98)         -
Investments in equity affiliates                                   (233)         (13)          (4)
                                                                -------       ------       ------
    Net cash used in investing activities                        (1,113)        (580)        (511)
                                                                -------       ------       ------
FINANCING ACTIVITIES (Note 4):
Increase (decrease) in Marathon Group's portion of
 USX consolidated debt                                               97         (769)        (204)
Specifically attributed debt - repayments                           (39)          (1)          (2)
Preferred stock redeemed                                             -            -           (78)
Marathon Stock repurchased                                           -            -            (1)
Marathon Stock issued                                                34            2          -
Dividends paid                                                     (219)        (201)        (199)
                                                                -------       ------       ------
    Net cash used in financing activities                          (127)        (969)        (484)
                                                                -------       ------       ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (2)           1          -
                                                                -------       ------       ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  4          (45)          49

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       32           77           28
                                                                -------       ------       ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    36       $   32       $   77
--------------------------------------------------------------------------------------------------

See Note 12, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

             Notes to Financial Statements

1. BASIS OF PRESENTATION

             After the redemption of the USX - Delhi Group stock on January
             26, 1998, USX Corporation (USX) has two classes of common stock:
             USX - Marathon Group Common Stock (Marathon Stock) and USX - U. S. Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Marathon Group and the U. S. Steel Group, respectively.

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

                Although the financial statements of the Marathon Group and the
             U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Marathon Stock and Steel Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of the other Group. In addition, net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

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

                Investments in unincorporated oil and gas joint ventures,
             undivided interest pipelines and jointly-owned gas processing plants are consolidated on a pro rata basis.

                Investments in other entities over which the Marathon Group has significant influence are accounted for using the equity method of accounting and are carried at the Marathon Group's share of net assets plus advances. The proportionate share of income from these equity method investments is included in revenues.

                Investments in other companies whose stock is publicly traded are carried at market value. The difference between the cost of these investments and market value is recorded as a direct adjustment to stockholders' equity (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost. Dividends from these investments are recognized in revenues.

                Gains or losses from a change in ownership interest of a
             consolidated subsidiary or an unconsolidated affiliate are recognized in revenues in the period of change.

                The proportionate share of income represented by the Retained
             Interest (Note 4) in the Delhi Group prior to June 15, 1995, is included in revenues. In November 1997, USX sold its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprise all of the Delhi Group (Delhi Companies).

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

             DERIVATIVE INSTRUMENTS - The Marathon Group engages in commodity and currency risk management activities within the normal course of its business as an end-user of derivative instruments (Note 25). Management is authorized to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products and electricity through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. The Marathon Group's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Derivative instruments relating to fixed price sales of equity production are marked-to-market in the current period and the related income effects are included within income from operations. All other changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis.

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

                The Marathon Group evaluates impairment of its oil and gas assets primarily on a field-by-field basis. Other assets are evaluated on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

             ENVIRONMENTAL LIABILITIES - The Marathon Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and could be discounted in certain instances. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based upon estimated proved oil and gas reserves on a units-of-production method.

             INSURANCE - The Marathon Group is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

             RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1997 classifications.

--------------------------------------------------------------------------------
3. NEW ACCOUNTING STANDARDS

             The following accounting standards were adopted by USX during 1997:

                Environmental remediation liabilities - Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, the Marathon Group identified additional environmental remediation liabilities of $11 million. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect of adoption on the Marathon Group's income from operations at January 1, 1997, was $7 million.

                Earnings per share USX adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
                128). This Statement establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The adoption of SFAS No. 128 did not materially change current and prior years' EPS of the Marathon Group.

--------------------------------------------------------------------------------
4. CORPORATE ACTIVITIES

             FINANCIAL ACTIVITIES - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Marathon Group, the U. S. Steel Group and, prior to November 1, 1997, the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all groups. See
             Note 9, for the Marathon Group's portion of USX's financial activities attributed to all groups. However, transactions such as leases, certain collaterized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

             CORPORATE GENERAL AND ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the Marathon Group, the U. S. Steel Group and, prior to November 1, 1997, the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Marathon Group were $37 million in 1997 and $30 million in 1996 and 1995, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

             COMMON STOCK TRANSACTIONS - The USX Board of Directors, prior to June 15, 1995, had designated 14,003,205 shares of USX - Delhi Group Common Stock (Delhi Stock) to represent 100% of the common stockholders' equity value of USX attributable to the Delhi Group. The Delhi Fraction was the percentage interest in the Delhi Group represented by the shares of Delhi Stock that were outstanding at any particular time and, based on 9,438,391 outstanding shares at June 14, 1995, was approximately 67%. The Marathon Group financial statements reflected a percentage interest in the Delhi Group of approximately 33% (Retained Interest) through June 14, 1995. The financial position, results of operations and cash flows of the Delhi Group were reflected in the financial statements of the Marathon Group only to the extent of the Retained Interest. The shares deemed to represent the Retained Interest were not outstanding shares of Delhi Stock and could not be voted by the Marathon Group. As additional shares of Delhi Stock deemed to represent the Retained Interest were sold, the Retained Interest decreased. When a dividend was paid in respect to the outstanding Delhi Stock, the Marathon Group financial statements were credited, and the Delhi Group financial statements were charged, with the aggregate transaction amount times the quotient of the Retained Interest divided by the Delhi Fraction.

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

             INCOME TAXES - All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds have been reflected in the Marathon Group, the U. S. Steel Group and, prior to November 1, 1997, the Delhi Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Marathon Group, the U. S. Steel Group and, prior to November 1, 1997, the Delhi Group, for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

                 For tax provision and settlement purposes, tax benefits
             resulting from attributes (principally net operating losses and various tax credits), which cannot be utilized by one of the groups on a separate return basis but which can be utilized on a consolidated basis in that year or in a carryback year, are allocated to the group that generated the attributes. To the extent that one of the groups is allocated a consolidated tax attribute which, as a result of expiration or otherwise, is not ultimately utilized on the consolidated tax return, the prior years' allocation of such attribute is adjusted such that the effect of the expiration is borne by the group that generated the attribute. Also, if a tax attribute cannot be utilized on a consolidated basis in the year generated or in a carryback year, the prior years' allocation of such consolidated tax effects is adjusted in a subsequent year to the extent necessary to allocate the tax benefits to the group that would have realized the tax benefits on a separate return basis. As a result, the allocated group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the groups had filed separate tax returns.

--------------------------------------------------------------------------------
5. REVENUES

             The items below are included in revenues and costs and expenses, with no effect on income.

             (In millions)                                                                            1997     1996     1995
             -----------------------------------------------------------------------------------------------------------------
             Consumer excise taxes on petroleum products and merchandise                            $2,736   $2,768   $2,708
             Matching crude oil and refined product
               buy/sell transactions settled in cash                                                 2,436    2,912    2,067
             -----------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
6. OTHER ITEMS

             (In millions)                                                                            1997     1996     1995
             -----------------------------------------------------------------------------------------------------------------
               NET INTEREST AND OTHER FINANCIAL COSTS
               INTEREST AND OTHER FINANCIAL INCOME/(a)/:
                 Interest income                                                                    $    7   $    4   $    9
                 Other                                                                                  (6)      (1)       3
                                                                                                    ------   ------   ------
                   Total                                                                                 1        3       12
                                                                                                    ------   ------   ------
               INTEREST AND OTHER FINANCIAL COSTS/(a)/:
                 Interest incurred                                                                     232      260      297
                 Less interest capitalized                                                              24        3        8
                                                                                                    ------   ------   ------
                   Net interest                                                                        208      257      289
                 Interest on tax issues                                                                  7        4       (5) /(b)/
                 Financial costs on preferred stock of subsidiary                                       16       16       16
                 Amortization of discounts                                                               4        7       21
                 Expenses on sales of accounts receivable (Note 23)                                     19       20       24
                 Other                                                                                   7        4        4
                                                                                                    ------   ------   ------
                   Total                                                                               261      308      349
                                                                                                    ------   ------   ------
               NET INTEREST AND OTHER FINANCIAL COSTS/(a)/                                          $  260   $  305   $  337
               -----------------------------------------------------------------------------------------------------------------

               /(a)/ See Note 4, for discussion of USX net interest and other financial costs attributable to the Marathon Group.

               /(b)/ Includes a $17 million benefit related to refundable federal income taxes paid in prior years.
               ----------------------------------------------------------------
               FOREIGN CURRENCY TRANSACTIONS

               For 1997, 1996 and 1995, the aggregate foreign currency transaction gains (losses) included in determining net income were $4 million, $(24) million and $3 million, respectively.

-------------------------------------------------------------------------------
7. IMPAIRMENT OF LONG-LIVED ASSETS

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

                 Adoption of SFAS No. 121 resulted in an impairment charge
             included in 1995 costs and expenses of $659 million. The impaired assets primarily included certain domestic and international oil and gas properties, an idled refinery and related goodwill.

                 The Marathon Group assessed impairment of its oil and gas
             properties based primarily on a field-by-field approach. The predominant method used to determine fair value was a discounted cash flow approach and where available, comparable market values were used. The impairment provision reduced capitalized costs of oil and gas properties by $533 million.

                 In addition, the Indianapolis, Indiana refinery, which
             was temporarily idled in October 1993, was impaired by $126 million, including related goodwill. The impairment was based on a discounted cash flow approach and comparable market values.

-------------------------------------------------------------------------------
8. EXTRAORDINARY LOSS

             On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of debt, resulting in a 1996 extraordinary loss to the Marathon Group of $7 million, net of a $4 million income tax benefit. In 1995, USX extinguished $553 million of debt prior to maturity, which resulted in an extraordinary loss to the Marathon Group of $5 million, net of a $3 million income tax benefit.

-------------------------------------------------------------------------------
9. FINANCIAL ACTIVITIES ATTRIBUTED TO GROUPS

             The following is the portion of USX financial activities attributed to the Marathon Group. These amounts exclude debt amounts specifically attributed to the Marathon Group.

                                                                                   Marathon Group          Consolidated USX/(a)/
                                                                               -----------------------   -----------------------
             (In millions)                              December 31                1997        1996            1997       1996
             -------------------------------------------------------------------------------------------------------------------

             Cash and cash equivalents                                           $    5      $    6         $    6      $    8
             Receivables/(b)/                                                         9          -              10          -
             Long-term receivables/(b)/                                               -          12             -           16
             Other noncurrent assets/(b)/                                             7           5              8           8
                                                                                 ------      ------         ------  ----------
                 Total assets                                                    $   21      $   23         $   24      $   32
             -----------------------------------------------------------------------------------------------------------------
             Notes payable                                                       $  108      $   58         $  121      $   80
             Accounts payable                                                         1           2              1           2
             Accrued interest                                                        79          71             89          98
             Long-term debt due within one year (Note 11)                           416         224            466         309
             Long-term debt (Note 11)                                             2,452       2,618          2,704       3,615
             Preferred stock of subsidiary                                          184         182            250         250
                                                                                 ------      ------         ------  ----------
                 Total liabilities                                               $3,240      $3,155  $       3,631      $4,354
             -----------------------------------------------------------------------------------------------------------------

                                                                      Marathon Group/(c)/          Consolidated USX
                                                                    -----------------------     ----------------------
             (In millions)                                           1997      1996    1995      1997    1996    1995
            ----------------------------------------------------------------------------------------------------------
             Net interest and other financial
               costs (Note 6)                                       $ 246    $  277   $ 329     $ 309  $  376   $ 439
            ----------------------------------------------------------------------------------------------------------

            /(a)/ For details of USX long-term debt and preferred stock of subsidiary, see Notes 16 and 25, respectively, to the USX consolidated financial statements.
            /(b)/ Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
            /(c)/ The Marathon Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all groups.

-------------------------------------------------------------------------------
10. LEASES

             Future minimum commitments for capital leases and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                               Capital    Operating
             (In millions)                                     Leases       Leases
             -----------------------------------------------------------------------

              1998                                            $  2        $ 106
              1999                                               2           80
              2000                                               2          157
              2001                                               2           57
              2002                                               2           55
              Later years                                       27          140
              Sublease rentals                                  -           (29)
                                                              -----   ---------
               Total minimum lease payments                     37        $ 566
                                                                      =========
              Less imputed interest costs                       13
                                                              -----
               Present value of net minimum lease payments
                included in long-term debt                    $ 24
         ---------------------------------------------------------------------------------------

               Operating lease rental expense:

             (In millions)                                1997         1996        1995
          ---------------------------------------------------------------------------------------
          Minimum rental                                 $ 102        $  96       $  97
          Contingent rental                                 10           10          10
          Sublease rentals                                  (7)          (6)         (5)
                                                          -----        -----   ---------
             Net rental expense                          $ 105        $ 100       $ 102
          ---------------------------------------------------------------------------------------

                 The Marathon Group leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $109 million may be declared immediately due and payable.

--------------------------------------------------------------------------------
11. LONG-TERM DEBT

                 The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                                     Marathon Group        Consolidated USX/(a)/
                                                                 ----------------------    ----------------------
             (In millions)               December 31             1997              1996    1997            1996
             ----------------------------------------------------------------------------------------------------
              Specifically attributed debt/(b)/:
              Sale-leaseback financing and capital leases            $   24      $   24      $  123      $  129
              Indexed debt less unamortized discount                    -          -            110         119
              Seller-provided financing                                 -            40         -            40
                                                                     ------      ------      ------  ----------
                 Total                                                   24          64         233         288
              Less amount due within one year                           -            40           5          44
                                                                     ------      ------      ------  ----------
                 Total specifically attributed long-term debt        $   24      $   24      $  228      $  244
             --------------------------------------------------------------------------------------------------
             Debt attributed to groups/(c)/                          $2,889      $2,860      $3,194      $3,949
              Less unamortized discount                                  21          18          24          25
              Less amount due within one year                           416         224         466         309
                                                                     ------      ------      ------  ----------
                 Total long-term debt attributed to groups           $2,452      $2,618      $2,704      $3,615
             --------------------------------------------------------------------------------------------------
             Total long-term debt due within one year                $  416      $  264      $  471      $  353
             Total long-term debt due after one year                  2,476       2,642       2,932       3,859
             --------------------------------------------------------------------------------------------------

             /(a)/ See Note 16, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.

             /(b)/ As described in Note 4, certain financial activities are specifically attributed only to the Marathon Group and the U.
                   S. Steel Group.

             /(c)/ Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 4, 9 and 12).

-------------------------------------------------------------------------------
12. SUPPLEMENTAL CASH FLOW INFORMATION

            (In millions)                                                                  1997      1996       1995
            ----------------------------------------------------------------------------------------------------------
             CASH USED IN OPERATING ACTIVITIES INCLUDED:
              Interest and other financial costs paid (net of amount capitalized)     $   (257)   $  (339)    $  (431)
              Income taxes paid, including settlements with other groups                  (178)       (74)       (163)
            ----------------------------------------------------------------------------------------------------------
             USX DEBT ATTRIBUTED TO ALL GROUPS - NET:
              Commercial paper:
               Issued                                                                 $    -      $ 1,422     $ 2,434
               Repayments                                                                  -       (1,555)     (2,651)
              Credit agreements:
               Borrowings                                                               10,454     10,356       4,719
               Repayments                                                              (10,449)   (10,340)     (4,659)
              Other credit arrangements - net                                               36        (36)         40
              Other debt:
               Borrowings                                                                   10         78          52
               Repayments                                                                 (741)      (705)       (440)
                                                                                      --------   --------     -------
                 Total                                                                $   (690)  $   (780)    $  (505)
              --------------------------------------------------------------------------------------------------------
              Marathon Group activity                                                 $     97   $   (769)    $  (204)
              U. S. Steel Group activity                                                  (561)       (31)       (399)
              Delhi Group activity                                                        (226)        20          98
                                                                                      --------   --------     -------
                 Total                                                                $   (690)  $   (780)    $  (505)
              --------------------------------------------------------------------------------------------------------
             NONCASH INVESTING AND FINANCING ACTIVITIES:
              Marathon Stock issued for employee stock plans                          $      5   $      2     $     5
              Disposal of assets - common stock received                                    -          -            5
                                 - liabilities assumed by buyers                             5         25          -
            ----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
13. DIVIDENDS

             In accordance with the USX Certificate of Incorporation, dividends on the Marathon Stock and Steel Stock are limited to the legally available funds of USX. Net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock based on the financial condition and results of operation of the Marathon Group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to Marathon Stock, the Board of Directors considers among other things, the long-term earnings and cash flow capabilities of the Marathon Group as well as the dividend policies of similar publicly traded energy companies.

--------------------------------------------------------------------------------
14. STOCK-BASED COMPENSATION PLANS AND STOCKHOLDER RIGHTS PLAN

             USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 21, and Note 23, respectively, to the USX consolidated financial statements.

                 In 1996, USX adopted SFAS No. 123, Accounting for Stock-
             Based Compensation and elected to continue to follow the accounting provisions of APB No. 25, as discussed in Note 2, to the USX consolidated financial statements. The Marathon Group's actual stock-based compensation expense was $20 million in 1997, $6 million in 1996 and $2 million in 1995. Incremental compensation expense, as determined under SFAS No. 123, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

--------------------------------------------------------------------------------
15. PENSIONS

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

             PENSION COST (CREDIT) - The defined benefit cost for major plans for 1997, 1996 and 1995 was determined assuming an expected long-term rate of return on plan assets of 9.5%, 10% and 10%, respectively, and was as follows:

             (In millions)                                                1997      1996     1995
             --------------------------------------------------------------------------------------
             Major plans:
              Cost of benefits earned during the period                 $    31   $    35   $    26
              Interest cost on projected benefit obligation
               (7.5% for 1997; 7% for 1996; and 8% for 1995)                 45        45        41
              Return on assets - actual return                             (217)     (139)     (197)
                               - deferred gain                              132        55       116
              Net amortization of unrecognized gains                         (3)       (3)       (4)
                                                                        -------   -------   -------
                 Total major plans                                          (12)       (7)      (18)
             Other plans                                                      4         4         4
                                                                        -------   -------   -------
                 Total periodic pension credit                               (8)       (3)      (14)
             Curtailment losses                                               -         -         2
                                                                        -------   -------   -------
                 Total pension credit                                   $    (8)  $    (3)  $   (12)
             --------------------------------------------------------------------------------------

             FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 7% at December 31, 1997, and 7.5% at December 31, 1996. The assumed rate of future increases in compensation levels was 5% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in the Marathon Group's balance sheet:

             (In millions)                                         December 31        1997          1996
             -------------------------------------------------------------------------------------------
             Reconciliation of funds' status to reported amounts:
             Projected benefit obligation (PBO)/(a)/                               $   (771)     $   (627)
             Plan assets at fair market value/(b)/                                    1,150           989
                                                                                   --------      --------
                      Assets in excess of PBO/(c)/                                      379           362
             Unrecognized net gain from transition                                      (40)          (45)
             Unrecognized prior service cost                                             45             8
             Unrecognized net gain                                                     (115)          (65)
             Additional minimum liability/(d)/                                          (14)          (11)
                                                                                   --------      --------
                      Net pension asset included in balance sheet                  $    255      $    249
             --------------------------------------------------------------------------------------------
             /(a)/  PBO includes:
                      Accumulated benefit obligation (ABO)                         $   (562)     $   (479)
                      Vested benefit obligation                                        (496)         (424)
             /(b)/  Types of assets held:
                      Stocks of other corporations                                       70%           70%
                      U.S. Government securities                                          9%           10%
                      Corporate debt instruments and other                               21%           20%
             /(c)/  Includes several small plans that have ABOs in excess of plan assets:
                      PBO                                                          $    (82)     $    (68)
                      Plan assets                                                        24            18
                                                                                   --------      --------
                       PBO in excess of plan assets                                $    (58)     $    (50)
             /(d)/  Additional minimum liability recorded was offset by the following:
                      Intangible asset                                             $      3      $      3
                      Stockholders' equity adjustment - net of deferred income tax        7             5
             --------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
16. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

             POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1997, 1996 and 1995 was determined assuming discount rates of 7.5%, 7% and 8%, respectively, and was as follows:

             (In millions)                                                       1997    1996    1995
             -----------------------------------------------------------------------------------------

             Cost of benefits earned during the period                           $   6   $   8   $   7
             Interest on accumulated postretirement benefit obligation (APBO)       22      23      22
             Amortization of unrecognized gains                                     (3)     (3)     (3)
                                                                                 -----   -----   -----
                 Total postretirement benefit cost                               $  25   $  28   $  26
             -----------------------------------------------------------------------------------------

             OBLIGATIONS - The following table sets forth the plans' obligations and the amounts reported in the Marathon Group's balance sheet:

             (In millions)                                 December 31            1997        1996
             -------------------------------------------------------------------------------------
             Reconciliation of APBO to reported amounts:
             APBO attributable to:
              Retirees                                                           $ 196       $ 162
              Fully eligible plan participants                                      72          53
              Other active plan participants                                       113          84
                                                                                 -----       -----
                 Total APBO                                                        381         299
             Unrecognized net loss                                                 (73)         (4)
             Unrecognized prior service cost                                        18          21
                                                                                 -----       -----
                 Accrued liability included in balance sheet                     $ 326       $ 316
             -------------------------------------------------------------------------------------

                The assumed discount rate used to measure the APBO was 7% and
             7.5% at December 31, 1997, and December 31, 1996, respectively. The assumed rate of future increases in compensation levels was 5% at both year-ends. The weighted average health care cost trend rate in 1998 is approximately 8%, gradually declining to an ultimate rate in 2004 of approximately 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1997 net periodic postretirement benefit cost by $5 million and would have increased the APBO as of December 31, 1997, by $56 million.
--------------------------------------------------------------------------------
17. PROPERTY, PLANT AND EQUIPMENT

             (In millions)                                              December 31         1997         1996
             --------------------------------------------------------------------------------------------------
             Production                                                                    $13,219      $12,605
             Refining                                                                        1,703        1,633
             Marketing                                                                       1,442        1,350
             Transportation                                                                    626          515
             Other                                                                             243          226
                                                                                           -------      -------
                 Total                                                                      17,233       16,329
             Less accumulated depreciation, depletion and amortization                       9,667        9,031
                                                                                           -------      -------
                 Net                                                                       $ 7,566      $ 7,298
             --------------------------------------------------------------------------------------------------

                Property, plant and equipment includes gross assets acquired under capital leases of $24 million at December 31, 1997 and 1996; the related amounts for the years 1997 and 1996 in accumulated depreciation, depletion and amortization were $24 million.

--------------------------------------------------------------------------------
18. INCOME TAXES

             Income tax provisions and related assets and liabilities attributed to the Marathon Group are determined in accordance with the USX group tax allocation policy (Note 4).
                 Provisions (credits) for estimated income taxes were:

                                                    1997                             1996                           1995
                                      ------------------------------    ---------------------------    ---------------------------
             (In millions)            Current     Deferred     Total    Current    Deferred   Total    Current    Deferred   Total
             ---------------------------------------------------------------------------------------------------------------------
             Federal                    $171       $  (5)       $166       $193      $  13    $ 206      $  72      $(221)   $(149)
             State and local               3           7          10         12          9       21         10        (14)      (4)
             Foreign                      12          28          40         11         82       93         15         31       46
                                        ----       -----        ----       ----      -----    -----      -----      -----    -----
                Total                   $186       $  30        $216       $216      $ 104    $ 320      $  97      $(204)   $(107)
             ---------------------------------------------------------------------------------------------------------------------

                 A reconciliation of federal statutory tax rate (35%) to total provisions (credits) follows:

             (In millions)                                                              1997          1996             1995
             --------------------------------------------------------------------------------------------------------------------
             Statutory rate applied to income (loss) before income taxes               $ 235         $ 347            $ (67)
             State and local income taxes after federal income tax effects                 6            14               (3)
             Effects of foreign operations, including foreign tax credits                 (8)          (14)             (36)/(a)/
             Effects of partially-owned companies                                         (6)          (10)              (7)
             Dispositions of subsidiary investments                                        -            (8)              (6)
             Credits other than foreign tax credits                                       (9)           (8)              (1)
             Nondeductible business and amortization expenses                              3             3               10
             Adjustment of prior years' income taxes                                      (4)           (6)              (1)
             Adjustment of valuation allowances                                           (4)            -                4
             Other                                                                         3             2                -
                                                                                       -----         -----            -----
                 Total provisions (credits)                                            $ 216         $ 320            $(107)
             --------------------------------------------------------------------------------------------------------------------

             /(a)/ Includes incremental tax benefits of $44 million resulting from USX's election to credit, rather than deduct, certain foreign income taxes for federal income tax purposes.

                 Deferred tax assets and liabilities resulted from the following:

             (In millions)                                                         December 31           1997                1996
             ----------------------------------------------------------------------------------------------------------------------
             Deferred tax assets:
               Minimum tax credit carryforwards                                                        $   42               $  110
               State tax loss carryforwards (expiring in 1998 through 2012)                                52                   40
               Foreign tax loss carryforwards (portion of which expire in 1998 through 2012)              483                  519
               Employee benefits                                                                          172                  158
               Expected federal benefit for:
                 Crediting certain foreign deferred income taxes                                          249                  216
                 Deducting state and other foreign deferred
                income taxes                                                                               53                   51
               Contingency and other accruals                                                             148                  116
               Other                                                                                       54                   56
               Valuation allowances                                                                      (311)                (325)
                                                                                                       ------               ------
                  Total deferred tax assets/(a)/                                                          942                  941
                                                                                                       ------               ------
             Deferred tax liabilities:
               Property, plant and equipment                                                            1,820                1,685
               Inventory                                                                                  199                  306
               Prepaid pensions                                                                           129                  121
               Other                                                                                      114                  118
                                                                                                       ------                -----
                  Total deferred tax liabilities                                                        2,262                2,230
                                                                                                       ------                -----
                   Net deferred tax liabilities                                                        $1,320               $1,289
             ----------------------------------------------------------------------------------------------------------------------

             /(a)/ USX expects to generate sufficient future taxable income to realize the benefit of the Marathon Group's deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.

                      The consolidated tax returns of USX for the years 1990
             through 1994 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

                      Pretax income (loss) included $250 million, $341 million
             and $(50) million attributable to foreign sources in 1997, 1996 and 1995, respectively.

                       Undistributed earnings of consolidated foreign
             subsidiaries at December 31, 1997, amounted to $108 million. No provision for deferred U.S. income taxes has been made because the Marathon Group intends to permanently reinvest such earnings in its foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $38 million would have been required.

--------------------------------------------------------------------------------
19. INVESTMENTS AND LONG-TERM RECEIVABLES

             (In millions)                           December 31       1997         1996
             ----------------------------------------------------------------------------
             Equity method investments                                 $ 366        $ 135
             Other investments                                            32           31
             Deposit in property exchange trusts                           -           98
             Receivables due after one year                               49           34
             Forward currency contracts                                    -           12
             Other                                                         8            1
                                                                       -----        -----
                 Total                                                 $ 455        $ 311
             ----------------------------------------------------------------------------

                    The following represents summarized financial information of affiliates accounted for by the equity method of accounting, except for the Retained Interest in the Delhi Group:

             (In millions)                         1997       1996      1995
             ---------------------------------------------------------------
             Income data - year:
              Revenues                           $  562     $  405     $ 255
              Operating income                      114         95        77
              Net income                             52         53        24
             ---------------------------------------------------------------
             Balance sheet data - December 31:
              Current assets                     $  170     $  146
              Noncurrent assets                   1,470      1,150
              Current liabilities                   236        198
              Noncurrent liabilities                721        737
             ---------------------------------------------------------------

                    Dividends and partnership distributions received from equity affiliates were $21 million in 1997, $24 million in 1996 and $14 million in 1995.

                    Marathon Group purchases from equity affiliates totaled
             $37 million, $49 million and $52 million in 1997, 1996 and 1995, respectively. Marathon Group sales to equity affiliates were $10 million in 1997, $6 million in 1996 and immaterial in 1995.

                    Summarized financial information of the Delhi Group, which was accounted for by the equity method of accounting follows:

             (In millions)                               1995/(a)/
             ------------------------------------------------------
             Income data for the period:
              Revenues                                    $  276
              Operating income                                14
              Net income                                       7
              -----------------------------------------------------

             /(a)/ Retained Interest in the Delhi Group was eliminated on June
                   15, 1995.

20. INVENTORIES

             (In millions)                               December 31      1997         1996
             -------------------------------------------------------------------------------
             Crude oil and natural gas liquids                            $  452       $  463
             Refined products and merchandise                                735          746
             Supplies and sundry items                                        77           73
                                                                          ------       ------
                 Total (at cost)                                           1,264        1,282
             Less inventory market valuation reserve                         284            -
                                                                          ------       ------
                 Net inventory carrying value                             $  980       $1,282
             --------------------------------------------------------------------------------

                    Inventories of crude oil and refined products are valued by the LIFO method. The LIFO method accounted for 91% and 94% of total inventory value at December 31, 1997, and December 31, 1996, respectively.

                    The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses.

--------------------------------------------------------------------------------
21. INTERGROUP TRANSACTIONS

          SALES AND PURCHASES - Marathon Group sales to other groups totaled $105 million, $87 million and $54 million in 1997, 1996 and 1995, respectively. Marathon Group purchases from the Delhi Group totaled $18 million in 1997, $9 million in 1996 and $6 million in 1995. At December 31, 1997 and 1996, Marathon Group receivables included $3 million and $19 million, respectively, related to transactions with other groups. Marathon Group accounts payable included none at December 31, 1997, and $2 million at December 31, 1996, related to transactions with the Delhi Group. These transactions were conducted on an arm's-length basis. After October 31, 1997, transactions with the Delhi Companies were treated as third-party transactions.

          INCOME TAXES RECEIVABLE FROM/PAYABLE TO OTHER GROUPS - At December 31, 1997 and 1996, amounts receivable from/payable to other groups for income taxes were included in the balance sheet as follows:

          (In millions)                                                  December 31   1997   1996
          ------------------------------------------------------------------------------------------
          Current:
           Receivables                                                               $   2    $   1
           Accounts payable                                                             22       30
          Noncurrent:
           Deferred credits and other liabilities                                       97       83
          ------------------------------------------------------------------------------------------

               These amounts have been determined in accordance with the tax allocation policy described in Note 4. Amounts classified as current are settled in cash in the year succeeding that in which such amounts are accrued. Noncurrent amounts represent estimates of intergroup tax effects of certain issues for years that are still under various stages of audit and administrative review. Such tax effects are not settled among the groups until the audit of those respective tax years is closed. The amounts ultimately settled for open tax years will be different than recorded noncurrent amounts based on the final resolution of all of the audit issues for those years.

--------------------------------------------------------------------------------
22. STOCKHOLDERS' EQUITY


          (In millions, except per share data)                             1997     1996     1995
          ------------------------------------------------------------------------------------------
          PREFERRED STOCK:
           Balance at beginning of year                                    $   -    $   -    $   78
           Redeemed                                                            -        -       (78)
                                                                            ------   ------   ------
           Balance at end of year                                          $   -    $   -    $   -
          ------------------------------------------------------------------------------------------
          COMMON STOCKHOLDERS' EQUITY (Note 4):
           Balance at beginning of year                                    $3,340   $2,872   $3,163
           Net income (loss)                                                  456      664      (88)
           Marathon Stock issued                                               39        4        5
           Marathon Stock repurchased                                          -        -        (1)
           Dividends on preferred stock                                        -        -        (4)
           Dividends on Marathon Stock
            (per share: $.76 in 1997, $.70 in 1996 and $.68 in 1995)         (219)    (201)    (195)
           Foreign currency translation adjustments                            -        -         1
           Deferred compensation adjustments                                    1       -        (3)
           Minimum pension liability adjustments (Note 15)                     (2)       1       (6)
           Unrealized holding gains on investments                              3       -        -
                                                                           -------  -------  -------
           Balance at end of year                                          $3,618   $3,340   $2,872
          ------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                       $3,618   $3,340   $2,872
          ------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
23. SALES OF RECEIVABLES

          The Marathon Group, prior to December 1997, participated in an agreement (the program) to sell an undivided interest in certain accounts receivable. At December 31, 1997, the amount sold under the program that had not been collected was zero, since the program was terminated in December 1997. The amount sold under the program averaged $314 million in 1997, $340 million in 1996 and $361 million in 1995.

--------------------------------------------------------------------------------
24. INCOME PER COMMON SHARE

          The method of calculating net income per share for the Marathon Stock, the Steel Stock and, prior to November 1, 1997, the Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

               Basic net income (loss) per share is calculated by adjusting net income (loss) for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding.

               Diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

                                                                      1997                1996                  1995
                                                               ------------------  --------------------  --------------------
     COMPUTATION OF INCOME PER SHARE                            BASIC    DILUTED     Basic     Diluted     Basic     Diluted
     -------------------------------                           --------  --------  ---------  ---------  ---------  ---------
     Net income (loss) (millions):
      Income (loss) before extraordinary loss                  $    456  $    456  $    671   $    671   $    (83)  $    (83)
      Dividends on preferred stock                                  -         -         -          -           (4)        (4)
      Extraordinary loss                                            -         -          (7)        (7)        (5)        (5)
                                                               --------  --------  --------   --------   --------   --------
      Net income (loss) applicable to Marathon Stock                456       456       664        664        (92)       (92)
      Effect of dilutive securities -
       Convertible debentures                                       -           3       -           14       -        -
                                                               --------  --------  --------   --------   --------   --------
         Net income (loss) assuming conversions                $    456  $    459  $    664   $    678   $    (92)  $    (92)
                                                               ========  ========  ========   ========   ========   ========
     Shares of common stock outstanding (thousands):
      Average number of common shares outstanding               288,038   288,038   287,460    287,460    287,271    287,271
      Effect of dilutive securities:
       Convertible debentures                                       -       1,936       -        8,975        -          -
       Stock options                                                -         546       -          133        -          -
                                                               --------  --------  --------   --------   --------   --------
         Average common shares and dilutive effect              288,038   290,520   287,460    296,568    287,271    287,271
                                                               --------  --------  --------   --------   --------   --------
     Per share:
      Income (loss) before extraordinary loss                  $   1.59  $   1.58  $   2.33   $   2.31   $   (.31)  $   (.31)
      Extraordinary loss                                            -         -        (.02)      (.02)      (.02)      (.02)
                                                               --------  --------  --------   --------   --------   --------
      Net income (loss)                                        $   1.59  $   1.58  $   2.31   $   2.29   $   (.33)  $   (.33)
                                                               ========  ========  ========   ========   ========   ========

--------------------------------------------------------------------------------
25. DERIVATIVE INSTRUMENTS

          The Marathon Group uses commodity-based derivative instruments to manage exposure to price fluctuations related to the anticipated purchase or production and sale of crude oil, natural gas, refined products and electricity. The derivative instruments used, as a part of an overall risk management program, include exchange-traded futures contracts and options, and instruments which require settlement in cash such as OTC commodity swaps and OTC options. While risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume certain price risk in isolated transactions.

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

               The following table sets forth quantitative information by class of derivative instrument:

                                                       FAIR                 CARRYING     RECORDED
                                                       VALUE                 AMOUNT      DEFERRED    AGGREGATE
                                                      ASSETS                 ASSETS       GAIN OR    CONTRACT
          (In millions)                           (LIABILITIES) /(A)/    (LIABILITIES)    (LOSS)     VALUES /(B)/
          -----------------------------------------------------------------------------------------------------
          DECEMBER 31, 1997:
           Exchange-traded commodity futures         $  -                 $    -         $  -          $     30
           Exchange-traded commodity options              1  /(c)/               1            2             129
           OTC commodity swaps /(d)/                     (2) /(e)/              (2)          (3)             30
           OTC commodity options                        -                      -            -                 6
                                                     ------                -------       ------        --------
             Total commodities                       $   (1)               $    (1)      $   (1)       $    195
                                                     ------                -------       ------        --------
           Forward currency contract /(f)/:
              - receivable                           $   10                $     9       $  -          $     52
              - payable                                  (1)                    (1)          (1)              5
                                                     ------                -------       ------        --------
             Total currencies                        $    9                $     8       $   (1)         $   57
          -----------------------------------------------------------------------------------------------------
          December 31, 1996:
           Exchange-traded commodity futures         $  -                  $   -         $   (2)         $   38
           Exchange-traded commodity options             (1) /(c)/              (1)          (2)            251
           OTC commodity swaps                           (3) /(e)/              (2)         -                32
           OTC commodity options                         (7)                    (7)          (1)             80
                                                     ------                -------       ------        --------
             Total commodities                       $  (11)               $   (10)      $   (5)         $  401
                                                     ------                -------       ------        --------
           Forward currency contract:
              - receivable                           $   14                $    12       $  -            $   43
              - payable                                  (1)                    (1)          (1)              7
                                                     ------                -------       ------        --------
             Total currencies                        $   13                $    11       $   (1)         $   50
          -----------------------------------------------------------------------------------------------------

          /(a)/ The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the foreign exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
          /(b)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
          /(c)/ Includes fair values as of December 31, 1997 and 1996, for assets of $3 million and $1 million and liabilities of $(2) million and $(2) million, respectively.
          /(d)/ The OTC swap arrangements vary in duration with certain contracts extending into mid 2000.
          /(e)/ Includes fair values as of December 31, 1997 and 1996, for assets of $1 million and $1 million and liabilities of $(3) million and $(4) million, respectively.
          /(f)/ The forward currency contract matures in 1998.

--------------------------------------------------------------------------------
26. FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in
          Note 25, by individual balance sheet account. As described in Note 4, the Marathon Group's specifically attributed financial instruments and the Marathon Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                           1997                        1996
                                                                  ------------------------    ----------------------
                                                                      FAIR     CARRYING          Fair      Carrying
          (In millions)                         December 31           VALUE     AMOUNT           Value      Amount
          ----------------------------------------------------------------------------------------------------------
          FINANCIAL ASSETS:
           Cash and cash equivalents                                 $   36     $   36          $   32       $   32
           Receivables                                                  856        856             613          613
           Investments and long-term receivables                        143         86             204          163
                                                                     ------     ------          ------       ------
               Total financial assets                                $1,035     $  978          $  849       $  808
          ----------------------------------------------------------------------------------------------------------
          FINANCIAL LIABILITIES:
           Notes payable                                             $  108     $  108          $   59       $   59
           Accounts payable                                           1,348      1,348           1,385        1,385
           Accrued interest                                              84         84              75           75
           Long-term debt (including amounts due within one year)     3,198      2,869           3,062        2,882
           Preferred stock of subsidiary                                187        184             185          182
                                                                     ------     ------          ------       ------
               Total financial liabilities                           $4,925     $4,593          $4,766       $4,583
          ----------------------------------------------------------------------------------------------------------

               Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of preferred stock of subsidiary was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

               The Marathon Group's unrecognized financial instruments consist of accounts receivables sold and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 23, and for details relating to financial guarantees see Note 27.

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

          ENVIRONMENTAL MATTERS -

               The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1997, and December 31, 1996, accrued liabilities for remediation totaled $52 million and $37 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $42 million at December 31, 1997, and $23 million at December 31, 1996.

               For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1997 and 1996, such capital expenditures totaled $81 million and $66 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

               At December 31, 1997, and December 31, 1996, accrued liabilities for platform abandonment and dismantlement totaled $128 million and $118 million, respectively.

          GUARANTEES -

               Guarantees by USX and its consolidated subsidiaries of the liabilities of affiliated entities of the Marathon Group totaled $23 million and $46 million at December 31, 1997, and December 31, 1996, respectively. As of December 31, 1997, the largest guarantee for a single affiliate was $23 million.

               At December 31, 1997, and December 31, 1996, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $165 million and $176 million, respectively. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          COMMITMENTS -

               At December 31, 1997, and December 31, 1996, contract commitments for the Marathon Group's capital expenditures for property, plant and equipment totaled $268 million and $388 million, respectively.

--------------------------------------------------------------------------------
28. SUBSEQUENT EVENT - BUSINESS COMBINATIONS

               On December 12, 1997, the Marathon Group and Ashland Inc. (Ashland) signed definitive agreements to combine the major elements of their refining, marketing and transportation (RM&T) operations. Pursuant to those agreements, on January 1, 1998, the Marathon Group transferred certain RM&T net assets to a new consolidated subsidiary, which was named Marathon Ashland Petroleum LLC (MAP). Also on January 1, 1998, the Marathon Group acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition will be accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in the Marathon Group's ownership interest in MAP resulted in a change in interest gain which will be recognized in the first quarter 1998.

               In connection with the formation of MAP, the Marathon Group and Ashland entered into a Limited Liability Company Agreement dated January 1, 1998 (the LLC Agreement). The LLC Agreement provides for an initial term of MAP expiring on December 31, 2022 (25 years from its formation). The term will automatically be extended for ten-year periods, unless a termination notice is given by either party.

               Also in connection with the formation of MAP, the parties entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to the Marathon Group all of Ashland's ownership interest in MAP, for an amount in cash and/or the Marathon Oil Company or USX debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at the Marathon Group's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, the Marathon Group will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

               The following unaudited pro forma data for the Marathon Group includes the results of operations for the Ashland RM&T net assets, giving effect to the acquisition as if it had been consummated at the beginning of the year presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

          (In millions, except per share amounts)                     1997 /(a)/
          ----------------------------------------------------------------------
          Revenues                                                    $22,454
          Net income                                                      455
          Net income per common share:
           Basic                                                         1.58
           Diluted                                                       1.57
          ----------------------------------------------------------------------

         /(a)/ The Marathon Group data is based on a calendar year. Ashland data is based on a twelve-month period ended September 30, 1997.

         /(b)/ Excluding the pro forma inventory market valuation adjustment, pro forma net income would have been $618 million. Reported net income, excluding the reported inventory market valuation adjustment, would have been $635 million.

Selected Quarterly Financial Data (Unaudited)

                                                                  1997
                                        --------------------------------------------------------------
(In millions, except per share data)    4TH QTR.       3RD QTR.          2ND QTR.          1ST QTR.
------------------------------------------------------------------------------------------------------
Revenues                                $ 3,920     $ 3,944/(a)/      $ 3,787/(a)/      $ 4,103/(a)/
Income from operations                       94         360/(a)/          243/(a)/          235/(a)/
  Costs and expenses include:
    Inventory market valuation
      charges (credits)                     147         (41)               64               114
Income before
  extraordinary loss                         38         192               118               108
Net income                                   38         192               118               108
------------------------------------------------------------------------------------------------------

MARATHON STOCK DATA:
-------------------
Income before extraordinary
  loss applicable to
  Marathon Stock                         $   38      $  192            $  118            $  108
  -Per share: basic                         .14         .66               .41               .37
              diluted                       .13         .66               .41               .37
Dividends paid per share                    .19         .19               .19               .19
Price range of Marathon Stock (b):
  -Low                                       29          28-5/16           25-5/8            23-3/4
  -High                                      38-7/8      38-3/16           31-1/8            28-1/2
------------------------------------------------------------------------------------------------------

                                                                    1996
                                        --------------------------------------------------------------
(In millions, except per share data)      4TH QTR.       3RD QTR.        2ND QTR.       1ST QTR.
------------------------------------------------------------------------------------------------------
Revenues                                $ 4,457/(a)/   $ 4,202/(a)/  $ 4,078/(a)/    $ 3,657/(a)
Income from operations                      323/(a)/       325/(a)/      241/(a)/        407/(a)
  Costs and expenses include:
    Inventory market valuation
      charges (credits)                     (30)           (96)           72            (155)
Income before
  extraordinary loss                        167            164           124             216
Net income                                  160            164           124             216
------------------------------------------------------------------------------------------------------

MARATHON STOCK DATA:
-------------------
Income before extraordinary
  loss applicable to
  Marathon Stock                        $   167        $   164       $   124         $   216
  -Per share: basic                         .58            .57           .43             .75
              diluted                       .57            .57           .43             .74
Dividends paid per share                    .19            .17           .17             .17
Price range of Marathon Stock /(b)/:
  -Low                                       21-1/8         20            19-1/8          17-1/4
  -High                                      25-1/2         22-1/8        22-7/8          20-1/2
------------------------------------------------------------------------------------------------------

/(a)/ Reclassified to conform to current classifications.
/(b)/ Composite tape.

Principal Unconsolidated Affiliates (Unaudited)

                                                                      DECEMBER 31, 1997
                 COMPANY                           COUNTRY                OWNERSHIP                    ACTIVITY
-------------------------------------------------------------------------------------------------------------------------------
CLAM Petroleum BV                                Netherlands                 50%               Oil & Gas Production
Kenai LNG Corporation                            United States               30%               Natural Gas Liquification
LOCAP, Inc.                                      United States               37%               Pipeline & Storage Facilities
LOOP LLC                                         United States               32%               Offshore Oil Port
Nautilus Pipeline Company, LLC                   United States               24%               Natural Gas Transmission
Sakhalin Energy Investment Company Ltd.          Russia                      38%               Oil & Gas Development
-------------------------------------------------------------------------------------------------------------------------------

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-30 through U-34.

             Five-Year Operating Summary

                                                                                      1997      1996      1995      1994      1993
             -----------------------------------------------------------------------------------------------------------------------

             NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels per day)
              United States (by region)
               Alaska                                                                    -         8         9         9         9
               Gulf Coast                                                               29        30        33        12        10
               Southern                                                                  8         9        11        12        12
               Central                                                                   5         4         8         9         9
               Mid-Continent - Yates                                                    25        25        24        23        22
               Mid-Continent - Other                                                    21        20        19        18        18
               Rocky Mountain                                                           27        26        28        27        31
                                                                                    ------------------------------------------------

                 Total United States                                                   115       122       132       110       111
                                                                                    ------------------------------------------------

              International
               Abu Dhabi                                                                 -         -         -         1         2
               Egypt                                                                     8         8         5         7         6
               Indonesia                                                                 -         -        10         3         3
               Norway                                                                    2         3         2         2         2
               Tunisia                                                                   -         -         2         3         8
               United Kingdom                                                           39        48        54        46        24
                                                                                    ------------------------------------------------

                 Total International                                                    49        59        73        62        45
                                                                                    ------------------------------------------------

                  Total                                                                164       181       205       172       156
              Natural gas liquids included in above                                     17        17        17        15        14
             -----------------------------------------------------------------------------------------------------------------------

             NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
              United States (by region)
               Alaska                                                                  151       145       133       123       116
               Gulf Coast                                                               78        88        94        79        98
               Southern                                                                189       161       142       134        94
               Central                                                                 119       109       105       110       107
               Mid-Continent                                                           125       122       112        89        78
               Rocky Mountain                                                           60        51        48        39        36
                                                                                    ------------------------------------------------

                 Total United States                                                   722       676       634       574       529
              International                                                         ------------------------------------------------

               Egypt                                                                    11        13        15        17        17
               Ireland                                                                 228       259       269       263       258
               Norway                                                                   54        87        81        81        75
               United Kingdom - equity                                                 130       140        98        39        23
                              - other/(a)/                                              32        32        35         -         -
                                                                                    ------------------------------------------------

                 Total International                                                   455       531       498       400       373
                                                                                    ------------------------------------------------

                  Consolidated                                                       1,177     1,207     1,132       974       902
                 Equity affiliate/(b)/                                                  42        45        44        40        35
                                                                                    ------------------------------------------------

                  Total                                                              1,219     1,252     1,176     1,014       937
             -----------------------------------------------------------------------------------------------------------------------

             AVERAGE SALES PRICES
              Liquid Hydrocarbons (dollars per barrel)/(c)/
               United States                                                        $16.88    $18.58    $14.59    $13.53    $14.54
               International                                                         18.77     20.34     16.66     15.61     16.22
              Natural Gas (dollars per thousand cubic feet)/(c)/
               United States                                                        $ 2.20    $ 2.09    $ 1.63    $ 1.94    $ 1.94
               International                                                          2.00      1.97      1.80      1.58      1.52
             -----------------------------------------------------------------------------------------------------------------------

             NET PROVED RESERVES AT YEAR-END (developed and undeveloped)
              Liquid Hydrocarbons (millions of barrels)
               United States                                                           609       589       558       553       573
               International                                                           187       203       206       242       269
                                                                                    ------------------------------------------------

                  Consolidated                                                         796       792       764       795       842
               Equity affiliate/(d)/                                                    82         -         -         -         -
                                                                                    ------------------------------------------------

                  Total                                                                878       792       764       795       842
              Developed reserves as % of total net reserves                             75%       78%       88%       90%       88%
             -----------------------------------------------------------------------------------------------------------------------

              Natural Gas (billions of cubic feet)
               United States                                                         2,220     2,239     2,210     2,127     2,045
               International                                                         1,071     1,199     1,379     1,527     1,703
                                                                                    ------------------------------------------------

                  Consolidated                                                       3,291     3,438     3,589     3,654     3,748
               Equity affiliate/(b)/                                                   111       132       131       153       153
                                                                                    ------------------------------------------------

                  Total                                                              3,402     3,570     3,720     3,807     3,901
              Developed reserves as % of total net reserves                             83%       83%       80%       79%       80%
             -----------------------------------------------------------------------------------------------------------------------


             /(a)/ Represents gas acquired for injection and subsequent resale.
             /(b)/  Represents Marathon's equity interest in CLAM Petroleum
                    B.V.
             /(c)/ Prices exclude gains/losses from hedging activities. /(d)/ Represents Marathon's equity interest in Sakhalin Energy
                    Investment Company Ltd.

Five-Year Operating Summary  CONTINUED

                                                                        1997      1996      1995      1994      1993
--------------------------------------------------------------------------------------------------------------------------
U.S. REFINERY OPERATIONS (thousands of barrels per day)
  In-use crude oil capacity at year-end                                   575       570       570       570       570
  Refinery runs - crude oil refined                                       525       511       503       491       549
                - other charge and blend stocks                            99        96        94       107       102
  In-use crude oil capacity utilization rate                               92%       90%       88%       86%       90%
--------------------------------------------------------------------------------------------------------------------------
SOURCE OF CRUDE PROCESSED (thousands of barrels per day)
  United States                                                           202       229       254       218       299
  Europe                                                                   10        12         6        31         3
  Middle East and Africa                                                  241       193       183       171       173
  Other International                                                      72        79        58        70        75
                                                                      ----------------------------------------------------
          Total                                                           525       513       501       490       550
--------------------------------------------------------------------------------------------------------------------------
REFINED PRODUCT YIELDS (thousands of barrels per day)
  Gasoline                                                                353       345       339       340       369
  Distillates                                                             154       155       146       146       157
  Propane                                                                  13        13        12        13        15
  Feedstocks and special products                                          36        35        38        33        33
  Heavy fuel oil                                                           35        30        31        38        39
  Asphalt                                                                  39        36        36        30        38
                                                                      ----------------------------------------------------
          Total                                                           630       614       602       600       651
--------------------------------------------------------------------------------------------------------------------------
REFINED PRODUCTS YIELDS (% breakdown)
  Gasoline                                                                 56%       56%       57%       57%       57%
  Distillates                                                              24        25        24        24        24
  Other products                                                           20        19        19        19        19
                                                                      ----------------------------------------------------
          Total                                                           100%      100%      100%      100%      100%
--------------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT SALES (thousands of barrels per day)
  Gasoline                                                                452       468       445       443       420
  Distillates                                                             198       192       180       183       179
  Propane                                                                  12        12        12        16        18
  Feedstocks and special products                                          40        37        44        32        32
  Heavy fuel oil                                                           34        31        31        38        39
  Asphalt                                                                  39        35        35        31        38
                                                                      ----------------------------------------------------
          Total                                                           775       775       747       743       726
  Matching buy/sell volumes included in above                              51        71        47        73        47
--------------------------------------------------------------------------------------------------------------------------
REFINED PRODUCTS SALES BY CLASS OF TRADE (as a % of total sales)
  Wholesale - independent private-brand
              marketers and consumers                                      61%       62%       61%       62%       63%
  Retail    - Marathon brand outlets                                       13        13        13        13        13
            - Emro Marketing Company outlets                               26        25        26        25        24
                                                                      ----------------------------------------------------
          Total                                                           100%      100%      100%      100%      100%
--------------------------------------------------------------------------------------------------------------------------
REFINED PRODUCTS (dollars per barrel)
  Average sales price                                                 $ 26.38   $ 27.43   $ 23.80   $ 22.75   $ 23.42
  Average cost of crude oil throughput                                  19.00     21.94     18.09     16.59     17.05
--------------------------------------------------------------------------------------------------------------------------
PETROLEUM INVENTORIES AT YEAR-END (thousands of barrels)
  Crude oil and natural gas liquids                                    18,660    19,325    21,598    21,892    21,689
  Refined products                                                     20,598    21,283    22,102    23,657    23,136
--------------------------------------------------------------------------------------------------------------------------
U.S. REFINED PRODUCT MARKETING OUTLETS AT YEAR-END
  Marathon operated terminals                                              51        51        51        51        51
  Retail - Marathon brand                                               2,465     2,392     2,380     2,356     2,331
         - Emro Marketing Company                                       1,544     1,592     1,627     1,659     1,571
--------------------------------------------------------------------------------------------------------------------------
PIPELINES (miles of common carrier pipelines, including affiliates)
  Crude Oil - gathering lines                                           1,003     1,052     1,115     1,115     1,130
            - trunklines                                                2,552     2,552     2,553     2,559     2,581
  Products  - trunklines                                                1,493     1,493     1,494     1,494     1,495
                                                                      ----------------------------------------------------
          Total                                                         5,048     5,097     5,162     5,168     5,206
--------------------------------------------------------------------------------------------------------------------------
PIPELINE BARRELS HANDLED (millions)
  Crude Oil - gathering lines                                            43.9      43.2      43.8      43.4      43.8
            - trunklines                                                369.6     378.7     371.3     353.0     382.4
  Products  - trunklines                                                262.4     274.8     252.3     282.2     295.6
                                                                      ----------------------------------------------------
          Total                                                         675.9     696.7     667.4     678.6     721.8
--------------------------------------------------------------------------------------------------------------------------
CARNEGIE NATURAL GAS COMPANY STATISTICS
  Miles of pipeline                                                     1,794     1,787     1,800     1,799     1,810
  Reserves dedicated to gathering operations -- owned
   (proved developed -- billions of cubic feet)                          39.8      42.8      44.3      43.8      46.7
  Natural gas throughput (billions of cubic feet)                        31.8      34.1      34.1      27.9      37.2
--------------------------------------------------------------------------------------------------------------------------

Five-Year Financial Summary

(Dollars in millions, except as noted)                    1997        1996             1995            1994            1993
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES
 Refined products                                       $ 7,012      $ 7,132          $ 6,127         $ 5,622         $ 5,769
 Merchandise                                              1,045        1,000              941             869             792
 Liquid hydrocarbons                                        941        1,111              881             800             627
 Natural gas                                              1,331        1,194              950             670             607
 Crude oil and refined products
  matching buy/sell transactions/(a)/                     2,436        2,912            2,067           2,071           2,018
 Excise taxes/(a)/                                        2,736        2,768            2,708           2,542           1,927
 Gain on sale of assets                                      37           55                8             172              33
 All other                                                  216          222              231             203             248
                                                      -----------------------------------------------------------------------------
  Total revenues                                        $15,754      $16,394/(b)/     $13,913/(b)/    $12,949/(b)/    $12,021/(b)/
-----------------------------------------------------------------------------------------------------------------------------------


INCOME FROM OPERATIONS
 U.S. production                                        $   626      $   627          $   376         $   258         $   179
 U.S. exploration expense                                  (126)         (97)             (70)            (84)            (60)
 International production                                   336          423              257             138              55
 International exploration expense                          (63)         (49)             (79)            (73)            (85)
 Refining, marketing and transportation                     563          239              274             423             413
 Other energy related businesses                             48           77               60              34              37
 Administrative                                            (168)        (133)             (82)            (80)            (70)
 Inventory market valuation
  (charges) credits                                        (284)         209               70             160            (241)
 Impairment of long-lived assets                             -            -              (659)             -               -
                                                      -----------------------------------------------------------------------------
  Total income from operations                              932        1,296/(b)/         147/(b)/        776/(b)/        228/(b)/
 Net interest and other financial costs                     260          305              337             300             283
 Provision (credit) for income taxes                        216          320             (107)            155             (49)
                                                      -----------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
  AND CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                 $   456      $   671          $   (83)        $   321         $    (6)
 Per common share - basic (in dollars)                     1.59         2.33             (.31)           1.10            (.04)
                  - diluted (in dollars)                   1.58         2.31             (.31)           1.10            (.04)
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                       $   456      $   664          $   (88)        $   321         $   (29)
 Per common share - basic (in dollars)                     1.59         2.31             (.33)           1.10            (.12)
                  - diluted (in dollars)                   1.58         2.29             (.33)           1.10            (.12)
-----------------------------------------------------------------------------------------------------------------------------------


BALANCE SHEET POSITION AT YEAR-END
 Current assets                                         $ 2,018      $ 2,046          $ 1,888         $ 1,737         $ 1,572
 Net property, plant and equipment                        7,566        7,298            7,521           8,471           8,536
 Total assets                                            10,565       10,151           10,109          10,951          10,822
 Short-term debt                                            525          323              384              56              24
 Other current liabilities                                1,737        1,819            1,641           1,656           1,619
 Long-term debt                                           2,476        2,642            3,367           3,983           4,274
 Common stockholders' equity                              3,618        3,340            2,872           3,163           3,032
  Per share (in dollars)                                  12.53        11.62             9.99           11.01           10.58
-----------------------------------------------------------------------------------------------------------------------------------


CASH FLOW DATA
 Net cash from operating activities                     $ 1,246      $ 1,503          $ 1,044         $   720         $   830
 Net cash from operating activities
  before working capital changes                          1,460        1,339            1,128             944             910
 Capital expenditures                                     1,038          751              642             753             910
 Disposal of assets                                          60          282               77             263             174
 Dividends paid                                             219          201              199             201             201
-----------------------------------------------------------------------------------------------------------------------------------


EMPLOYEE DATA
 Marathon Group:
  Total employment costs                                $   854      $   790          $   781         $   856         $   845
  Average number of employees                            20,695       20,461           21,015          21,005          21,963
  Number of pensioners at year-end                        3,099        3,203            3,378           3,495           3,572
 Emro Marketing Company:
 (Included in Marathon Group totals)
  Total employment costs                                $   263      $   241          $   229         $   221         $   211
  Average number of employees                            12,816       12,474           12,087          11,669          11,550
  Number of pensioners at year-end                          215          207              206             199             187
-----------------------------------------------------------------------------------------------------------------------------------


STOCKHOLDER DATA AT YEAR-END
 Number of common shares
 outstanding (in millions)                                288.8        287.5            287.4           287.2           286.6
 Registered shareholders (in thousands)                    84.0         92.1            101.2           110.4           118.5
 Market price of common stock                           $33.750      $23.875          $19.500         $16.375         $16.500
-----------------------------------------------------------------------------------------------------------------------------------

/(a)/ These items are included in both revenues and costs and expenses, resulting in no effect on income.

/(b)/  Reclassified to conform to 1997 classifications.

               Management's Discussion and Analysis

                   The Marathon Group includes Marathon Oil Company ("Marathon")
               and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and power generation. Effective January 1, 1998, the USX - Marathon Group and Ashland Inc. formed a new refining, marketing and transportation company, Marathon Ashland Petroleum LLC ("MAP"). For further discussion of MAP, see Note 28 to the Marathon Group Financial Statements and Management's Discussion and Analysis of Operations - Outlook herein. Management's Discussion and Analysis should be read in conjunction with the Marathon Group's Financial Statements and Notes to Financial Statements.

                   During 1997, the Marathon Group's financial performance was primarily led by strong refined product margins, which significantly offset the unfavorable effects of lower worldwide liquid hydrocarbon prices and volumes. In addition, Marathon increased its 1997 capital and investment expenditures by $507 million, or 66%, from 1996 levels, substantially funding its spending with cash provided by operating activities.

                   Certain sections of Management's Discussion and Analysis
               include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in USX's 1997 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

                   REVENUES for each of the last three years are summarized in the following table:

               (Dollars in millions)                               1997       1996       1995
               -----------------------------------------------------------------------------------
               Refined products                                  $  7,012   $  7,132   $  6,127
               Merchandise                                          1,045      1,000        941
               Liquid hydrocarbons                                    941      1,111        881
               Natural gas                                          1,331      1,194        950
               Transportation and other/(a)/(c)/                      253        277        239
                                                                 --------   --------   --------
               Subtotal                                            10,582     10,714      9,138
                                                                 --------   --------   --------
               Matching buy/sell transactions/(b)/                  2,436      2,912      2,067
               Excise taxes/(b)/                                    2,736      2,768      2,708
                                                                 --------   --------   --------
                     Total revenues/(c)/                         $ 15,754   $ 16,394   $ 13,913
               -----------------------------------------------------------------------------------

               /(a)/ Includes dividend and affiliate income, net gains on disposal of assets and other income.
               /(b)/ Included in both revenues and operating costs, resulting in no effect on income.
               /(c)/ Amounts in 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income and other income, and to conform to other 1997 classifications.

                   Revenues (excluding matching buy/sell transactions and excise taxes) decreased by $132 million in 1997 from 1996 and increased by $1,576 million in 1996 from 1995. The decrease in 1997 mainly reflected lower average refined product prices and lower worldwide liquid hydrocarbon prices and volumes, partly offset by increased volumes of refined products and higher domestic natural gas volumes and prices. The increase in 1996 primarily resulted from higher average refined product, worldwide liquid hydrocarbon and natural gas prices, partially offset by lower worldwide liquid hydrocarbon volumes.

               Management's Discussion and Analysis CONTINUED

                    INCOME FROM OPERATIONS and certain items included in income from operations for each of the last three years are summarized in the following table:

               (Dollars in millions)                                              1997       1996       1995
               --------------------------------------------------------------------------------------------------
               Income from operations/(a)/                                      $   932    $ 1,296    $   147
               Less: Certain favorable (unfavorable) items
                IMV reserve adjustment/(b)/                                        (284)       209         70
                Net gains on certain asset sales/(c)/                                -          35         -
                Charges for withdrawal from MPA/(d)/                                 -         (10)        -
                Certain state tax adjustments/(e)/                                   -         (11)        -
                Impairment of long-lived assets/(f)/                                 -          -        (659)
                Expected environmental remediation recoveries/(g)/                   -          -          15
                                                                                -------    -------    -------
                    Subtotal                                                       (284)       223       (574)
                                                                                -------    -------    -------
                    Income from operations excluding above items                $ 1,216    $ 1,073    $   721
               --------------------------------------------------------------------------------------------------

               /(a)/ Consists of operating income, dividend and affiliate income, net gains on disposal of investments and other income. Amounts for 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income and other income, and to conform to other 1997 classifications. See Note 9 to the Consolidated Financial Statements for a discussion of operating income.
               /(b)/ The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional details of this noncash adjustment, see discussion below.
               /(c)/ Includes net gains on sales of interests in a domestic pipeline company and certain production properties.
               /(d)/ Marine Preservation Association ("MPA") is a non-profit oil spill response group.
               /(e)/ Accrual of domestic production taxes for prior years.
               /(f)/ Related to adoption of Statement of Financial Accounting
                     Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("SFAS No. 121").
               /(g)/ Expected recoveries from state governments of expenditures related to underground storage tanks at retail marketing outlets.

                    Adjusted income from operations increased by $143 million in
               1997 from 1996 and by $352 million in 1996 from 1995. The improvement in 1997 was primarily due to higher average refined product margins and higher worldwide natural gas prices, partially offset by reduced worldwide liquid hydrocarbon production and prices, higher worldwide exploration expense and increased administrative expenses. The improvement in 1996 from 1995 was primarily due to higher worldwide liquid hydrocarbon and natural gas prices, reduced depreciation, depletion and amortization ("DD&A") expense, resulting mainly from the fourth quarter 1995 adoption of SFAS No. 121 and property sales, and increased worldwide volumes of natural gas. These favorable effects were partially offset by lower worldwide liquid hydrocarbon volumes, net losses on production hedging activities (primarily occurring in the fourth quarter of 1996) and lower refined product margins. For additional details, see Management's Discussion and Analysis of Operations.

                    With respect to the IMV reserve adjustment, when U. S. Steel
               Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, Marathon's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition. This became the new LIFO cost basis of the inventories, which has been maintained since the 1982 acquisition. Generally accepted accounting principles require that inventories be valued at lower of cost or market. Accordingly, Marathon has established an IMV reserve to reduce the LIFO cost basis of these inventories on a quarterly basis, to the extent necessary, to current market value. Adjustments to the IMV reserve result in noncash charges or credits to income from operations. These adjustments affect the comparability of financial results from period to period as well as comparisons with other energy companies, which may not have such adjustments. The IMV reserve adjustments have been separately reported, on a consistent basis, as a component of operating results and separately identified in management's discussion of operations.

                    Commodity prices have fluctuated widely and, since 1986,
               have generally remained below prices that existed at the time of the 1982 acquisition, resulting in periodic adjustments to the LIFO cost basis of the inventories. At December 31, 1997, LIFO cost exceeded market prices by $284 million, resulting in a corresponding charge to income from operations for total year 1997. During 1996 and 1995, favorable market price movements resulted in credits to income from operations of $209 million

               Management's Discussion and Analysis CONTINUED

               and $70 million, respectively. The $493 million variance in income from operations between 1997 and 1996 for the IMV reserve adjustments (and $139 million variance between 1996 and 1995) affects the comparability of reported financial results. In management's opinion, the Marathon Group's operating performance should be evaluated exclusive of the IMV reserve adjustments, which management believes provides a more indicative view of the profit and cash flow performance of the Group.

                    NET INTEREST AND OTHER FINANCIAL COSTS decreased by $45
               million in 1997 from 1996, following a decrease of $32 million in 1996 from 1995. The decrease in both periods was mainly due to lower average debt levels, while 1997 also reflected an increase in capitalized interest on worldwide exploration and production projects. For additional details, see Note 6 to the Marathon Group Financial Statements.

                    The CREDIT FOR ESTIMATED INCOME TAXES in 1995 included
               incremental tax benefits of $44 million resulting from USX's election to credit, rather than deduct, foreign income taxes for U.S. federal income tax purposes. For reconciliation of the federal statutory tax rate to total provisions (credits), see
               Note 18 to the Marathon Group Financial Statements.

                    An EXTRAORDINARY LOSS on extinguishment of debt of $7
               million in 1996 and $5 million in 1995 represents the portion of the loss on early extinguishment of USX debt attributed to the Marathon Group. For additional information, see Note 8 to the Marathon Group Financial Statements.

                    NET INCOME decreased by $208 million in 1997 from 1996,
               following an increase of $752 million in 1996 from 1995. Excluding the aftertax effects of the IMV reserve adjustment and other special items, financial results increased by $106 million in 1997 from 1996 and by $300 million in 1996 from 1995, primarily reflecting the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CASH FLOWS AND LIQUIDITY

                    CURRENT ASSETS declined $28 million from year-end 1996,
               primarily due to a decrease in inventories, offset by an increase in receivables. The reduced inventory values were due mainly to lower year-end refined product prices, which resulted in an IMV reserve of $284 million. The increase in receivables was primarily due to the termination of the accounts receivable sales program (see Note 23 to the Marathon Group Financial Statements), partly offset by a reduction in trade receivables from lower year-end commodity prices.

                    CURRENT LIABILITIES increased $120 million from year-end
               1996, primarily due to an increase in long-term debt due within one year.

                    NET PROPERTY, PLANT AND EQUIPMENT increased by $268 million from year-end 1996, primarily reflecting property additions in excess of DD&A and dry well write-offs. Net property, plant and equipment for each of the last three years is summarized in the following table:

               (Dollars in millions)                          1997      1996      1995
               ---------------------------------------------------------------------------
               Exploration and production
                United States                               $ 3,452   $ 3,172   $ 3,220
                International                                 2,165     2,197     2,419
               Refining                                         751       758       766
               Marketing                                        834       802       753
               Transportation                                   271       285       276
               Other                                             93        84        87
                                                            -------   -------   -------
                    Total                                   $ 7,566   $ 7,298   $ 7,521
               ---------------------------------------------------------------------------

                    TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1997
               was $3.0 billion, essentially unchanged from year-end 1996, mainly reflecting that cash required for Marathon's expanded capital and investment expenditure program and for dividend payments was substantially provided by cash from operating activities, trust withdrawals and asset disposals. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                    Net cash provided from operating activities totaled $1,246 million in 1997, compared with $1,503 million in 1996 and $1,044 million in 1995. Cash provided from operating activities in 1997 included the impact of terminating Marathon's participation in an accounts receivable sales program, resulting in a cash outflow of $340 million. Operating cash flow in 1996 included payments of $39 million related to certain state tax issues, while 1995 included payments of $96 million

               Management's Discussion and Analysis CONTINUED

               representing the Marathon Group's share of the amortized discount on USX's zero coupon debentures. Excluding the effects of these items, net cash from operating activities increased by $44 million in 1997 from 1996 and by $402 million in 1996 from 1995. The increase in 1997 mainly reflected improved net income (excluding the IMV reserve adjustment and other noncash items), partially offset by increased income tax payments. The increase in 1996 was primarily due to favorable working capital changes and improved net income (excluding the IMV reserve adjustment and other noncash items).

                    CAPITAL EXPENDITURES for each of the last three years are
               summarized in the following table:

               (Dollars in millions)                                              1997      1996      1995
               ------------------------------------------------------------------------------------------------
               Exploration and production ("Upstream")
                United States                                                   $   647   $   424   $   322
                International                                                       163        80       141
                                                                                -------   -------   -------
                    Total exploration and production                                810       504       463
               Refining, marketing and transportation ("Downstream")                216       222       169
               Other                                                                 12        25        10
                                                                                -------   -------   -------
                    Total                                                       $ 1,038   $   751   $   642
               ------------------------------------------------------------------------------------------------

                    During 1997, domestic upstream capital spending mainly
               included development of Gulf of Mexico properties, including Viosca Knoll 786 (Petronius), Green Canyon 244 (Troika), Ewing Bank 963 (Arnold) and Ewing Bank 917 (Oyster). International upstream spending included development of the West Brae field in the U.K. North Sea and projects in Egypt and offshore Gabon. Downstream spending in 1997 mainly consisted of upgrading and expanding Emro Marketing Company's network of retail outlets, and refinery modification projects. Contract commitments for capital expenditures at year-end 1997 were $268 million, compared with $388 million at year-end 1996.

                    Capital expenditures in 1998 are expected to increase to
               approximately $1.3 billion, with the increase from 1997 levels mainly due to the inclusion of 100% of the capital requirements for MAP, which commenced operations on January 1, 1998. Domestic upstream projects planned for 1998 include continuing development of Petronius and Green Canyon 112/113 (Stellaria) in the Gulf of Mexico, while international upstream projects include development of the Tchatamba South field, offshore Gabon. Downstream spending by MAP will primarily consist of upgrades and expansions of retail marketing outlets and refinery modifications.

                    INVESTMENTS IN EQUITY AFFILIATES of $233 million in 1997
               mainly reflected funding of equity affiliates' capital projects, primarily the Sakhalin II project in the Russian Far East Region and the Nautilus natural gas pipeline system in the Gulf of Mexico. Also included were Marathon's acquisition of an additional 7.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), bringing its total interest to 37.5%, investment in the Odyssey crude oil pipeline system in the Gulf of Mexico (with a 29% interest) and acquisition of a 50% ownership in a power generation company in Ecuador.

                    In 1998, investments in equity affiliates are expected to be approximately $150 million, primarily reflecting additional funding of Sakhalin Energy's spending on the Sakhalin II project and funding of power generation projects. Although project expenditures for the Sakhalin II project remain high, third-party financing arranged by Sakhalin Energy is expected to reduce the need for direct investment by Marathon in 1998.

                    The above statements with respect to future capital
               expenditures and investments are forward-looking statements, reflecting management's best estimates, based on information currently available. To the extent this information proves to be inaccurate, the timing and levels of future spending could differ materially from those included in the forward-looking statements. Factors that could cause future capital expenditures and investments to differ materially from present expectations include industry supply and demand factors, general economic conditions, levels of cash flow from operations, available business opportunities, unforeseen hazards such as weather conditions, and/or by delays in obtaining government or partner approval. In addition, levels of investments may be affected by the ability of equity affiliates to obtain third-party financing.

                    Cash from disposal of assets was $60 million in 1997,
               compared with $282 million in 1996 and $77 million in 1995. Proceeds in 1997 were mainly from the sales of interests in various domestic upstream properties, certain cost-basis investments and an interest in a domestic pipeline company. Proceeds in 1996 primarily reflected the sales of interests in certain domestic and international oil

               Management's Discussion and Analysis CONTINUED

               and gas production properties and the sale of an equity interest in a domestic pipeline company. Proceeds in 1995 were mainly from the sales of certain domestic oil and gas production properties.

                    WITHDRAWAL FROM PROPERTY EXCHANGE TRUSTS of $98 million in
               1997 mainly represented cash withdrawn from an interest-bearing escrow account that was established in 1996 in connection with the disposal of oil production properties in Alaska.

                    FINANCIAL OBLIGATIONS increased $58 million in 1997 as net cash provided from operating activities, trust withdrawals and asset sales was slightly exceeded by cash used for capital expenditures, investments in equity affiliates and dividend payments. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group. For discussion of USX financing activities attributed to both groups, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

                    DIVIDENDS PAID in 1997 increased by $18 million from 1996, mainly due to a two-cents-per-share increase in the quarterly USX - Marathon Group Common Stock dividend rate, initially declared in October 1996.

                    In January 1998, the USX Board of Directors declared a
               fourth quarter dividend on the USX - Marathon Group Common Stock of 21 cents per share, an increase of two cents per share over the previous quarterly dividend. Total dividends paid on the USX Marathon Group Common Stock in the first quarter of 1998 will increase by approximately $6 million as a result of this increase.

               DERIVATIVE INSTRUMENTS

                    See Quantitative and Qualitative Disclosures About Market
               Risk for a discussion of derivative instruments and associated market risk.

               LIQUIDITY

                    For discussion of USX's liquidity and capital resources, see
               Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

                    The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical or power business or the marine transportation of crude oil and refined products.

                    Marathon Group environmental expenditures for each of the
               last three years were/(a)/:

               (Dollars in millions)                    1997      1996      1995
               ----------------------------------------------------------------------
               Capital                                 $   81    $   66    $   50
               Compliance
                Operating & maintenance                    84        75       102
                Remediation/(b)/                           19        26        37
                                                       ------    ------    ------
                    Total                              $  184    $  167    $  189
               ----------------------------------------------------------------------

               /(a)/ Amounts are based on American Petroleum Institute survey guidelines.
               /(b)/ These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries, where permissible.

                    The Marathon Group's environmental capital expenditures
               accounted for 8% of total capital expenditures in 1997 and 1995 and 9% in 1996.

                    During 1995 through 1997, compliance expenditures
               represented 1% of the Marathon Group's total operating costs. Remediation spending during this period was primarily related to retail

               Management's Discussion and Analysis CONTINUED

               marketing outlets which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

                    USX has been notified that it is a potentially responsible party ("PRP") at 20 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1997. In addition, there are 11 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 71 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 27 to the Marathon Group Financial Statements.

                    Effective January 1, 1997, USX adopted the American
               Institute of Certified Public Accountants Statement of Position No. 96-1 - "Environmental Remediation Liabilities" - which requires that companies include direct costs in accruals for remediation liabilities. Income from operations in 1997 included first quarter charges of $7 million (net of expected recoveries) related to such adoption, primarily for accruals of post-closure monitoring costs, study costs and administrative costs. See Note 3 to the Marathon Group Financial Statements for additional discussion.

                    New or expanded environmental requirements, which could
               increase the Marathon Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the Marathon Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1998. The Marathon Group's capital expenditures for environmental controls are expected to be approximately $100 million in 1998. Predictions beyond 1998 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $70 million in 1999; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                    USX is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 27 to the Marathon Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

               Management's Discussion and Analysis CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                    The Marathon Group's income from operations and average
               volumes and selling prices for each of the last three years were as follows:

                          INCOME FROM OPERATIONS/(a)/

               (Dollars in millions)                                              1997       1996      1995
               -------------------------------------------------------------------------------------------------
               Exploration and production (Upstream)
                Domestic                                                        $   500    $   530    $  306
                International                                                       273        374       178
                                                                                -------    -------    ------
                    Total exploration and production                                773        904       484
               Refining, marketing and transportation (Downstream)                  563        239       274
               Other energy related businesses/(b)/                                  48         77        60
               Administrative/(c)/                                                 (168)      (133)      (82)
                                                                                -------    -------    ------
                                                                                  1,216      1,087       736
               Impairment of long-lived assets/(d)/                                 -          -        (659)
               IMV reserve adjustment                                              (284)       209        70
                                                                                -------    -------    ------
                    Total                                                       $   932    $ 1,296    $  147
               -------------------------------------------------------------------------------------------------

               /(a)/ Consists of operating income, dividend and affiliate income, net gains on disposal of investments and other income. Amounts for 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income and other income, and to conform to other 1997 classifications. See Note 9 to the Consolidated Financial Statements for a discussion of operating income.
               /(b)/ Includes marketing and transportation of domestic natural gas and crude oil, and power generation.
               /(c)/ Includes the portion of the Marathon Group's administrative costs not allocated to the operating components and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
               /(d)/ Reflects adoption of SFAS No. 121, effective October 1,
                     1995. Consists of $(343) million related to Domestic upstream, $(190) million related to International upstream, and $(126) million related to Downstream.

                      AVERAGE VOLUMES AND SELLING PRICES

                                                                                       1997      1996      1995
               ------------------------------------------------------------------------------------------------------
               (thousands of barrels per day)
               Net liquids production/(a)/   - U.S.                                      115       122       132
                                             - International/(b)/                         49        59        73
                                                                                     -------   -------   -------
                                             - Worldwide                                 164       181       205
               (millions of cubic feet per day)
               Net natural gas production    - U.S.                                      722       676       634
                                             - International - equity                    423       499       463
                                             - International - other/(c)/                 32        32        35
                                                                                     -------   -------   -------
                                             - Total Consolidated                      1,177     1,207     1,132
                                             - Equity affiliate                           42        45        44
                                                                                     -------   -------   -------
                                             - Worldwide                               1,219     1,252     1,176
               ------------------------------------------------------------------------------------------------------
               (dollars per barrel)
               Liquid hydrocarbons/(a)(d)/   - U.S.                                  $ 16.88   $ 18.58   $ 14.59
                                             - International                           18.77     20.34     16.66
               (dollars per mcf)
               Natural gas/(d)/              - U.S.                                  $  2.20   $  2.09   $  1.63
                                             - International - equity                   2.00      1.97      1.80
               ------------------------------------------------------------------------------------------------------
               (thousands of barrels per day)
               Refined products sold                                                     775       775       747
                 Matching buy/sell volumes included in above                              51        71        47
               ------------------------------------------------------------------------------------------------------

               /(a)/ Includes crude oil, condensate and natural gas liquids. /(b)/ Represents equity tanker liftings, truck deliveries and direct deliveries.
               /(c)/ Represents gas acquired for injection and subsequent resale.
               /(d)/ Prices exclude gains/losses from hedging activities.

               Management's Discussion and Analysis CONTINUED

                    DOMESTIC UPSTREAM income from operations decreased by $30
               million in 1997 from 1996 following an increase of $224 million in 1996 from 1995. The decrease in 1997 was primarily due to lower liquid hydrocarbon prices and production and higher exploration expense, partially offset by increased natural gas production and prices. In addition, results in 1996 included net losses of $38 million on production hedging activities (see Quantitative and Qualitative Disclosures About Market Risk for the Marathon Group for additional details). The lower liquid hydrocarbon volumes were mostly due to the fourth quarter 1996 disposal of oil producing properties in Alaska, while the increase in natural gas volumes was mainly attributable to properties in east Texas, Oklahoma and Wyoming.

                    The increase in 1996 from 1995 was primarily due to higher average liquid hydrocarbon and natural gas prices, reduced DD&A expense resulting, in part, from the fourth quarter 1995 adoption of SFAS No. 121, and increased natural gas volumes, partially offset by lower liquid hydrocarbon volumes, net losses on hedging activities, higher exploration expense and an unfavorable production tax adjustment for prior years.

                    INTERNATIONAL UPSTREAM income from operations decreased by
               $101 million in 1997 following an increase of $196 million in 1996. The decrease in 1997 was mainly due to lower liquid hydrocarbon liftings, lower natural gas volumes and lower liquid hydrocarbon prices. These items were partially offset by reduced pipeline and terminal expenses and reduced DD&A expenses, due largely to the lower volumes. The lower liquid hydrocarbon liftings primarily reflected lower production in the U.K. North Sea, while the lower natural gas volumes were mainly due to natural field declines in Ireland and Norway.

                    The increase in 1996 from 1995 primarily reflected higher
               average liquid hydrocarbon and natural gas prices, reduced DD&A expense resulting, mainly, from property sales and the adoption of SFAS No. 121, lower exploration expense and increased natural gas volumes, partially offset by lower liquid hydrocarbon liftings. Income from operations in 1996 also included a gain on the sale of certain production properties in the U.K. North Sea.

                    DOWNSTREAM income from operations increased by $324 million in 1997 following a decrease of $35 million in 1996. The increase in 1997 was predominantly due to an improvement in refined product margins as favorable effects of reduced crude oil and other feedstock costs more than offset a decrease in refined product sales prices.

                    The decrease in 1996 from 1995 was mainly due to lower
               refined product margins as increases in wholesale and retail prices were unable to keep up with the increased costs of acquiring crude oil and other feedstocks. In addition, 1996 results included a $10 million charge for the withdrawal from the MPA, a non-profit oil response group, while 1995 results included a $15 million favorable noncash adjustment for expected environmental remediation recoveries.

                    OTHER ENERGY RELATED BUSINESSES income from operations
               decreased by $29 million in 1997 following an increase of $17 million in 1996. The decrease in 1997 and the increase in 1996 were mainly due to a 1996 gain on the sale of an equity interest in a domestic pipeline company.

                    In the fourth quarter of 1997, the Marathon Group began
               reporting "Other energy related businesses" as an operating category. This category includes income from operations of Carnegie Natural Gas Company (formerly reported as "Gas Gathering and Processing"), Marathon Power Company, Ltd. and certain activities that were excluded from MAP (such as Marathon's natural gas and crude oil marketing operations and interests in various pipeline companies).

                    ADMINISTRATIVE expenses increased by $35 million in 1997
               following an increase of $51 million in 1996 from 1995. The increase in 1997 mainly reflected higher accruals for stock appreciation rights and increased accruals for other employee benefit and compensation plans, including Marathon's performance-based variable pay plan. The increase in 1996 from 1995 primarily resulted from a change in the methodology for distributing costs of certain administrative services to other operating components.

               Management's Discussion and Analysis CONTINUED

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

                    With respect to Marathon's upstream operations, worldwide
               liquid hydrocarbon volumes are expected to increase by twenty-five percent in 1998, with most of the increase anticipated in the second half of the year. This primarily reflects projected new production from fields in the Gulf of Mexico (such as Green Canyon 244 and Ewing Bank Blocks 963 and 917), the Tchatamba Marine field in Gabon and the West Brae field in the U.K. North Sea, partially offset by natural production declines of mature fields. Marathon's worldwide natural gas volumes in 1998 are expected to remain consistent with 1997 volumes at around 1.2 billion cubic feet per day, as natural declines in mature international fields, primarily in Ireland and Norway, are anticipated to be offset by increases in domestic production (mainly in the Austin Chalk area in Texas, Green Canyon 244 and the Vermillion Basin in Wyoming). These projections are based on known discoveries and do not include any additions from acquisitions or future exploratory drilling.

                    Other major upstream projects, which are currently underway or under evaluation and are expected to improve future income streams, include Viosca Knoll Block 786 and Green Canyon Blocks 112 and 113 in the Gulf of Mexico, the Tchatamba South field, located offshore Gabon, and the Sakhalin II project in Russia (discussed below).

                    The Marathon Group holds a 37.5% interest in Sakhalin
               Energy, an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the Piltun-Astokhskoye ("P-A") oil field and the Lunskoye gas field located offshore Sakhalin Island in the Russian Far East Region. During 1997, authorized representatives of the Russian Government approved the Development Plan for the P-A License Area, Phase 1: Astokh Feature. Appraisal work for the remainder of the P-A field was also authorized. The P-A full field development plan is scheduled to be completed and submitted to the Russian Government by June 1999. First production of oil from the Astokh Feature, which will be developed using an arctic-class drilling vessel called the Molikpaq, remains on target for the summer of 1999. Late in 1997, the Sakhalin Energy consortium arranged for a limited recourse project financing facility of $348 million with a group of international financial institutions. Subject to various conditions, initial borrowings by Sakhalin Energy under this facility are anticipated in 1998 to partially fund Phase 1 expenditure requirements.

                    Looking at downstream operations, Marathon and Ashland Inc.
               officially formed MAP, which commenced operations on January 1, 1998. Major elements of both firms' refining, marketing and transportation operations were combined, with Marathon having a 62% ownership interest in MAP and Ashland holding a 38% interest. MAP has seven refineries with a combined capacity of 935,000 barrels per day ("bpd"), 84 light products and asphalt terminals in the Midwest and Southeast United States, about 5,400 retail marketing outlets in 20 states and significant pipeline holdings. Potential efficiencies derived by MAP have been broadly estimated to be in excess of $200 million annually on a pretax basis. While a modest part of these efficiencies will be achieved in mid- to late 1998, full realization of efficiencies should occur over the next few years as MAP's integration plans are implemented. In conjunction with the formation of MAP, the Marathon Group is expected to recognize an estimated $250 million one-time, pretax change in interest gain in the first quarter of 1998. For additional details of the agreements and the one-time financial gain, see Note 28 to the Marathon Group Financial Statements.

                    MAP's refined product sales volumes for 1998 are expected to increase slightly from 1997 levels of Marathon's and Ashland's separate downstream operations, which were a combined volume of approximately 1.2 million bpd. A major maintenance shutdown ("turnaround") was completed at the Garyville (La.) refinery in early 1998, and major turnarounds are planned for the Canton
               (Ohio) refinery in the fourth quarter of 1998, the Catlettsburg (Ky.) refinery in the first quarter of 1999 and the Detroit (Mich.) refinery in the fourth quarter of 1999. Each turnaround is expected to last about one month.

               Management's Discussion and Analysis CONTINUED

                    The above forward-looking statements of projects, expected production and sales levels, and dates of initial production are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, and geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law. To the extent these assumptions prove inaccurate and/or negotiations, legal developments and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

                    The above discussion also contains forward-looking
               statements with respect to the amount and timing of efficiencies to be realized by MAP. Some factors that could potentially cause actual results to differ materially from present expectations include unanticipated costs to implement shared technology, difficulties in integrating corporate structures, delays in leveraging volume procurement advantages or delays in personnel rationalization.

               YEAR 2000

                    The Marathon Group continues to identify, analyze, modify
               and/or replace non-compliant systems, equipment and other devices that utilize date/time-oriented software or computer chips. Marathon has contacted all of its vendors from which systems have been purchased and has requested that appropriate corrections be provided by mid-1998. Modifications to internally developed systems are being handled in-house. In addition, during 1997, Marathon began including Year 2000 provisions in a variety of its contracts. In management's opinion, the incremental costs associated with these efforts will not be material to the operating results of the Marathon Group.

                    This discussion of Marathon's efforts and management's
               expectations relating to the effect of Year 2000 compliance on operating results are forward-looking statements. Actual results could be materially different because Marathon's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely affected by unanticipated problems identified in the ongoing compliance review. In addition, Marathon has limited or no control over comparable corrective actions by proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of the Marathon Group.

               ACCOUNTING STANDARDS

                    In June 1997, the Financial Accounting Standards Board
               issued two new accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that companies report all recognized changes in assets and liabilities that are not the result of transactions with owners, including those that are not reported in net income. USX plans to adopt the standard, effective with its 1998 financial statements, as required.

                    Statement of Financial Accounting Standards No. 131,
               "Disclosures about Segments of an Enterprise and Related Information" introduces a "management approach" for identifying reportable industry segments of an enterprise. USX plans to adopt the standard, effective with its 1998 financial statements, as required.

             The Marathon Group
             Quantitative and Qualitative Disclosures About Market Risk

             MANAGEMENT OPINION CONCERNING DERIVATIVE INSTRUMENTS

                USX employs a strategic approach of limiting its use of
             derivative instruments principally to hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. Based on this approach, combined with risk assessment procedures and internal controls, management believes that its use of derivative instruments does not expose the Marathon Group to material risk. The Marathon Group's use of derivative instruments for hedging activities could materially affect the Marathon Group's results of operations in particular quarterly or annual periods. This is primarily because use of such instruments may limit the company's ability to benefit from favorable price movements. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 2 to the Marathon Group Financial Statements.

             COMMODITY PRICE RISK AND RELATED RISKS

                In the normal course of its business, the Marathon Group is exposed to market risk, or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. To a lesser extent, the Marathon Group is exposed to the risk of price fluctuations on natural gas liquids, electricity, and petroleum feedstocks used as raw materials. The Marathon Group is also exposed to effects of price fluctuations on the value of its commodity inventories.

                The Marathon Group's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, the Marathon Group uses fixed-price contracts and derivative commodity instruments to manage a relatively small portion of its commodity price risk. The Marathon Group uses fixed-price contracts to manage market risk exposure related to the sale of portions of its natural gas production. In addition, the Marathon Group uses derivative commodity instruments such as exchange-traded futures contracts and options, and over-the-counter ("OTC") commodity swaps and options to manage exposure related to the purchase, production or sale of crude oil, natural gas, refined products and electricity. The Marathon Group's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on derivative commodity instruments are generally offset by the effects of price changes in the underlying commodity. However, certain derivative commodity instruments have the effect of restoring the equity portion of fixed-price sales of natural gas to variable market-based prices. These instruments are used as part of Marathon's overall risk management programs.

             Quantitative and Qualitative Disclosures
             About Market Risk CONTINUED

                Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments for the Marathon Group as of December 31, 1997, are provided in the following table:/(a)/

             (Dollars in millions)
             --------------------------------------------------------------------------------
                                                                    INCREMENTAL DECREASE IN
                                                                   PRETAX INCOME ASSUMING A
                                                          HYPOTHETICAL PRICE CHANGE OF/(a)/
             Derivative Commodity Instruments                        10%     25%
             --------------------------------------------------------------------------------
              Crude oil (price increase)/(b)/                        $2.7    $ 8.6
               Natural gas (price decrease)/(b)/                      2.9      7.1
              Refined products (price decrease)/(b)/                   .4      1.1
                                                                     ----    -----
               Total                                                 $6.0    $16.8
             --------------------------------------------------------------------------------

             /(a)/ Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 1997. The Marathon Group evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the size or composition of the portfolio subsequent to December 31, 1997, would cause future pretax income effects to differ from those presented in the table.

                   The number of net open contracts varied throughout 1997, from a low of 637 contracts at December 31, to a high of 9,307 contracts at June 11, and averaged 5,400 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 1997, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects. During 1998, the size of the portfolio is expected to increase above average 1997 levels as a result of increased volumes for Marathon Ashland Petroleum LLC, on a basis consistent with guidelines established in previously existing downstream hedging programs.

                   The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on the difference between the strike price and the underlying commodity price.

             /(b)/ The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                   While derivative commodity instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. During the fourth quarter of 1996, certain hedging strategies matured which limited the Marathon Group's ability to benefit from favorable market price increases on the sales of equity crude oil and natural gas production, resulting in pretax hedging losses of $33 million. In total, Marathon's upstream operations recorded pretax hedging losses of $3 million in 1997, compared with net losses of $38 million in 1996, and net gains of $10 million in 1995.

                   Marathon's downstream operations generally use derivative
             commodity instruments to lock-in costs of certain raw material purchases, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. In total, downstream operations recorded net pretax hedging gains of $29 million in 1997, compared with net losses of $22 million in 1996 and $4 million in 1995. Essentially, all of these upstream and downstream gains and losses were offset by changes in the prices of the underlying hedged commodities, with the net effect approximating the targeted results of the hedging strategies. For additional information relating to derivative commodity instruments, including aggregate contract values, and fair values, where appropriate, see Note 25 to the Marathon Group Financial Statements.

                   The Marathon Group is subject to basis risk, caused by
             factors that affect the relationship between commodity futures prices reflected in derivative commodity instruments and the cash market price of the underlying commodity. Natural gas transaction prices are frequently based on industry reference prices that may vary from prices experienced in local markets. For example, New York Mercantile Exchange ("NYMEX") contracts for natural gas are priced at Louisiana's Henry Hub, while the underlying quantities of natural gas may be produced and sold in the Western United States at prices that do not move in strict correlation with NYMEX prices. To the extent that commodity price changes

             Quantitative and Qualitative Disclosures
             About Market Risk CONTINUED

             in one region are not reflected in other regions, derivative commodity instruments may no longer provide the expected hedge, resulting in increased exposure to basis risk. These regional price differences could yield favorable or unfavorable results. OTC transactions are being used to manage exposure to most of the basis risk.

                The Marathon Group is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, exposure to liquidity risk is relatively low for exchange-traded transactions.

             INTEREST RATE RISK

                USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1997 interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to all groups, is provided in the following table:

            (Dollars in millions)
            ---------------------------------------------------------------------------------------------------------
                                                                                                         Incremental
                                                                                                         Increase in
                                                                            Carrying       Fair              Fair
            Non-Derivative Financial Instruments/(a)/                      Value /(b)/   Value /(b)/      Value /(c)/
            ---------------------------------------------------------------------------------------------------------
            Financial assets:
            Investments and long-term receivables/(d)/                         $   86        $  143          $    --
            ---------------------------------------------------------------------------------------------------------
            Financial liabilities:
            Long-term debt (including amounts due within one year)/(e)/        $2,869        $3,198          $   106
            Preferred stock of subsidiary/(f)/                                    184           187               18
                                                                                -----         -----          -------
            Total                                                              $3,053        $3,385          $   124
            ---------------------------------------------------------------------------------------------------------

            /(a)/ Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
            /(b)/ At December 31, 1997. For further discussion, see Note 26 to the Marathon Group Financial Statements.
            /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1997, on the fair value of non-derivative financial instruments. For financial liabilities this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1997.
            /(d)/  For additional information, see Note 19 to the Marathon
                   Group Financial Statements.
            /(e)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 11 to the Marathon Group Financial Statements.
            /(f)/ In 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold 10,000,000 shares of 8-3/4% Cumulative Monthly Income Preferred Shares. For further discussion, see Note 25 to the Consolidated Financial Statements.

                   At December 31, 1997, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $106 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

            FOREIGN CURRENCY EXCHANGE RATE RISK

                   The Marathon Group is subject to the risk of price
            fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 1997, a forward currency contract with a fair value of $10 million was outstanding. The Marathon Group's attributed portion of the contract was $9 million. This contract hedges exposure to currency price fluctuations relating to a Swiss franc debt obligation with a fair value of $69 million at December 31, 1997. The debt obligation and forward contract mature in 1998.

             Quantitative and Qualitative Disclosures
             About Market Risk CONTINUED


             EQUITY PRICE RISK

                The Marathon Group holds investments in common stock and
             warrants of certain third parties. The fair value of these investments ($17 million at December 31, 1997) has not been material.

             SAFE HARBOR

                The Marathon Group's quantitative and qualitative disclosures about market risk include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are accompanied by cautionary language identifying important factors (particularly the underlying assumptions and limitations disclosed in footnotes to the tables), though not necessarily all such factors, that could cause future outcomes to differ materially from those projected.

                Forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments, and projected increases in the size of the Marathon Group's hedge portfolio are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, refined products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's hedging programs may differ materially from those discussed in the forward-looking statements.

--------------------------
        U. S. Steel Group
--------------------------



            Index to Financial Statements, Supplementary Data,
            Management's Discussion and Analysis and Quantitative and Qualitative Disclosures About Market Risk


                                                                            Page
                                                                            ----
            Management's Report...........................................  S-1

            Audited Financial Statements:

              Report of Independent Accountants...........................  S-1

              Statement of Operations.....................................  S-2

              Balance Sheet...............................................  S-3

              Statement of Cash Flows.....................................  S-4

              Notes to Financial Statements...............................  S-5

            Selected Quarterly Financial Data.............................  S-21

            Principal Unconsolidated Affiliates...........................  S-22

            Supplementary Information.....................................  S-22

            Five-Year Operating Summary...................................  S-23

            Five-Year Financial Summary...................................  S-24

            Management's Discussion and Analysis..........................  S-25

            Quantitative and Qualitative Disclosures About Market Risk....  S-36

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

             REPORT OF INDEPENDENT ACCOUNTANTS

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying financial statements appearing on pages S-2 through S-20 present fairly, in all material respects, the financial position of the U. S. Steel Group at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

               As discussed in Note 5, page S-8, in 1995 USX adopted a new accounting standard for the impairment of long-lived assets.

               The U. S. Steel Group is a business unit of USX Corporation (as described in Note 1, page S-5); accordingly, the financial statements of the U. S. Steel Group should be read in connection with the consolidated financial statements of USX Corporation.



             Price Waterhouse LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 10, 1998

             STATEMENT OF OPERATIONS

             (Dollars in millions)                                                      1997          1996          1995
             ------------------------------------------------------------------------------------------------------------
             REVENUES:
              Sales                                                                    $6,814        $6,533        $6,456
              Income from affiliates                                                       69            66            80
              Gain on disposal of assets                                                   57            16            21
              Gain on affiliate stock offering (Note 6)                                    --            53            --
              Other income                                                                  1             2            --
                                                                                       ------        ------        ------
                 Total revenues                                                         6,941         6,670         6,557
                                                                                       ------        ------        ------
             COSTS AND EXPENSES:
              Cost of sales (excludes items shown below)                                5,762         5,829         5,565
              Selling, general and administrative expenses (credits) (Note 13)           (137)         (165)         (134)
              Depreciation, depletion and amortization                                    303           292           318
              Taxes other than income taxes                                               240           231           210
              Impairment of long-lived assets (Note 5)                                     --            --            16
                                                                                       ------        ------        ------
                 Total costs and expenses                                               6,168         6,187         5,975
                                                                                       ------        ------        ------
             INCOME FROM OPERATIONS                                                       773           483           582
             Net interest and other financial costs (Note 8)                               87           116           129
                                                                                       ------        ------        ------
             INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                            686           367           453
             Provision for estimated income taxes (Note 15)                               234            92           150
                                                                                       ------        ------        ------
             INCOME BEFORE EXTRAORDINARY LOSS                                             452           275           303
             Extraordinary loss (Note 7)                                                   --             2             2
                                                                                       ------        ------        ------
             NET INCOME                                                                   452           273           301
             Noncash credit from exchange of preferred stock (Note 21)                     10            --            --
             Dividends on preferred stock                                                 (13)          (22)          (24)
                                                                                       ------        ------        ------
             NET INCOME APPLICABLE TO STEEL STOCK                                      $  449        $  251        $  277
             ------------------------------------------------------------------------------------------------------------

             INCOME PER COMMON SHARE APPLICABLE TO STEEL STOCK

                                                                                        1997          1996          1995
             ------------------------------------------------------------------------------------------------------------
             BASIC:
              Income before extraordinary loss                                         $ 5.24        $ 3.00        $ 3.53
              Extraordinary loss                                                           --          (.02)         (.02)
                                                                                       ------        ------        ------
              Net income                                                               $ 5.24        $ 2.98        $ 3.51
             DILUTED:
              Income before extraordinary loss                                         $ 4.88        $ 2.97        $ 3.43
              Extraordinary loss                                                           --          (.02)         (.02)
                                                                                       ------        ------        ------
              Net income                                                               $ 4.88        $ 2.95        $ 3.41
             ------------------------------------------------------------------------------------------------------------

             See Note 24, for a description and computation of income per common share.
             The accompanying notes are an integral part of these financial statements.

             BALANCE SHEET

             (Dollars in millions)                                          December 31         1997         1996
             ----------------------------------------------------------------------------------------------------
             ASSETS
             Current assets:
              Cash and cash equivalents                                                       $   18       $   23
              Receivables, less allowance for doubtful accounts
               of $13 and $23 (Note 19)                                                          588          580
              Inventories (Note 17)                                                              705          648
              Deferred income tax benefits (Note 15)                                             220          177
                                                                                              ------       ------
                 Total current assets                                                          1,531        1,428
             Investments and long-term receivables,
              less reserves of $15 and $17 (Note 16)                                             670          621
             Property, plant and equipment - net (Note 20)                                     2,496        2,551
             Long-term deferred income tax benefits (Note 15)                                     19          217
             Prepaid pensions (Note 13)                                                        1,957        1,734
             Other noncurrent assets                                                              21           29
                                                                                              ------       ------
                 Total assets                                                                 $6,694       $6,580
             ----------------------------------------------------------------------------------------------------
             LIABILITIES
             Current liabilities:
              Notes payable                                                                   $   13       $   18
              Accounts payable                                                                   687          667
              Payroll and benefits payable                                                       379          365
              Accrued taxes                                                                      190          154
              Accrued interest                                                                    11           22
              Long-term debt due within one year (Note 10)                                        54           73
                                                                                              ------       ------
                 Total current liabilities                                                     1,334        1,299
             Long-term debt (Note 10)                                                            456        1,014
             Employee benefits (Note 14)                                                       2,338        2,430
             Deferred credits and other liabilities                                              536          207

             Preferred stock of subsidiary (Note 9)                                               66           64
             USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
              convertible debentures of USX (Note 21)                                            182           --

             STOCKHOLDERS' EQUITY (Note 22)
             Preferred stock                                                                       3            7
             Common stockholders' equity                                                       1,779        1,559
                                                                                              ------       ------
                 Total stockholders' equity                                                    1,782        1,566
                                                                                              ------       ------
                 Total liabilities and stockholders' equity                                   $6,694       $6,580
             ----------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these financial statements.

             STATEMENT OF CASH FLOWS

             (Dollars in millions)                                                                1997          1996          1995
             ---------------------------------------------------------------------------------------------------------------------
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
             OPERATING ACTIVITIES:
             Net income                                                                          $ 452         $ 273         $ 301
             Adjustments to reconcile to net cash provided from operating activities:
               Extraordinary loss                                                                   --             2             2
               Depreciation, depletion and amortization                                            303           292           318
               Pensions                                                                           (222)         (185)         (323)
               Postretirement benefits other than pensions                                        (127)           21            --
               Deferred income taxes                                                               193           150           133
               Gain on disposal of assets                                                          (57)          (16)          (21)
               Gain on affiliate stock offering                                                     --           (53)           --
               Payment of amortized discount on zero coupon debentures                              (3)           --           (28)
               Impairment of long-lived assets                                                      --            --            16
               Changes in:   Current receivables                                                   (24)          (10)          107
                             Inventories                                                           (57)          (47)          (14)
                             Current accounts payable and accrued expenses                          61          (193)          160
               All other - net                                                                     (49)         (148)          (64)
                                                                                                 -----         -----         -----
                 Net cash provided from operating activities                                       470            86           587
                                                                                                 -----         -----         -----
             INVESTING ACTIVITIES:
             Capital expenditures                                                                 (261)         (337)         (324)
             Disposal of assets                                                                    420           161            67
             Investments in equity affiliates - net                                                (16)           11             4
             All other - net                                                                        (3)           26             1
                                                                                                 -----         -----         -----
                 Net cash provided from (used in) investing activities                             140          (139)         (252)
                                                                                                 -----         -----         -----
             FINANCING ACTIVITIES (Note 4):
             Decrease in U. S. Steel Group's portion of USX consolidated debt                     (561)          (31)         (399)
             Specifically attributed debt:
               Borrowings                                                                           --           113            --
               Repayments                                                                           (6)           (5)           (4)
             Preferred stock redeemed                                                               --            --           (25)
             Steel Stock issued                                                                     48            51           218
             Dividends paid                                                                        (96)         (104)          (93)
                                                                                                 -----         -----         -----
                 Net cash provided from (used in) financing activities                            (615)           24          (303)
                                                                                                 -----         -----         -----
             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (5)          (29)           32
             CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         23            52            20
                                                                                                 -----         -----         -----
             CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $  18         $  23         $  52
             ---------------------------------------------------------------------------------------------------------------------

             See Note 11, for supplemental cash flow information.
             The accompanying notes are an integral part of these financial statements.

             NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

             After the redemption of the USX - Delhi Group stock on January 26, 1998, USX Corporation (USX) has two classes of common stock: USX - U.S. Steel Group Common Stock (Steel Stock) and USX - Marathon Group Common Stock (Marathon Stock), which are intended to reflect the performance of the U. S. Steel Group and the Marathon Group, respectively.

                The financial statements of the U. S. Steel Group include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The U.
             S. Steel Group, which consists primarily of steel operations, includes the largest domestic integrated steel producer and is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining, and engineering and consulting services. Other businesses that are part of the U. S. Steel Group include real estate development and management and leasing and financing activities. The U. S. Steel Group financial statements are prepared using the amounts included in the USX consolidated financial statements.

                Although the financial statements of the U. S. Steel Group and the Marathon Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the U. S. Steel Group and the Marathon Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Steel Stock and Marathon Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of the other Group. In addition, net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

________________________________________________________________________________
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

             PRINCIPLES APPLIED IN CONSOLIDATION - These financial statements include the accounts of the U. S. Steel Group. The U. S. Steel Group and the Marathon Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.

                Investments in entities over which the U. S. Steel Group has significant influence are accounted for using the equity method of accounting and are carried at the U. S. Steel Group's share of net assets plus advances. The proportionate share of income from these equity method investments is included in revenues.

                Investments in companies whose stock has no readily determinable fair value are carried at cost. Dividends from these investments are recognized in revenues.

                Gains or losses from a change in ownership interest of an
             unconsolidated affiliate are recognized in revenues in the period of change.

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

             DERIVATIVE INSTRUMENTS - The U. S. Steel Group engages in commodity risk management activities within the normal course of its business as an end-user of derivative instruments (Note 26). Management is authorized to manage exposure to price fluctuations related to the purchase of natural gas and nonferrous metals through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. The U. S. Steel Group's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income as cost of sales in the same period as the underlying transaction. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis.

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

                The U. S. Steel Group evaluates impairment of its long-lived assets on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

             ENVIRONMENTAL REMEDIATION - The U. S. Steel Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and could be discounted in certain instances.

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

             RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1997 classifications.

________________________________________________________________________________
3. NEW ACCOUNTING STANDARDS

             The following accounting standards were adopted by USX during 1997:

                Environmental remediation liabilities Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, the
                U. S. Steel Group identified additional environmental remediation liabilities of $35 million, of which $28 million was discounted to a present value of $13 million and $7 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. The net unfavorable effect of adoption on the
                U. S. Steel Group's income from operations at January 1, 1997, was $20 million.

                Earnings per share - USX adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
                128). This Statement establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The adoption of SFAS No. 128 did not materially change current and prior years' EPS of the U. S. Steel Group.

________________________________________________________________________________
4. CORPORATE ACTIVITIES

             FINANCIAL ACTIVITIES - As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the U. S. Steel Group, the Marathon Group and, prior to November 1, 1997, the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of the groups. See
             Note 9, for the U. S. Steel Group's portion of USX's financial activities attributed to the groups. However, transactions such as leases, certain collateralized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

             CORPORATE GENERAL AND ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the U. S. Steel Group, the Marathon Group and, prior to November 1, 1997, the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the U. S. Steel Group were $31 million in 1997, $29 million in 1996 and $30 million in 1995, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

             INCOME TAXES - All members of the USX affiliated group are included in the consolidated United States federal income tax return filed by USX. Accordingly, the provision for federal income taxes and the related payments or refunds of tax are determined on a consolidated basis. The consolidated provision and the related tax payments or refunds have been reflected in the U. S. Steel Group, the Marathon Group and, prior to November 1, 1997, the Delhi Group financial statements in accordance with USX's tax allocation policy. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the U. S. Steel Group, Marathon Group and, prior to November 1, 1997, the Delhi Group, for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

                For tax provision and settlement purposes, tax benefits
             resulting from attributes (principally net operating losses and various tax credits), which cannot be utilized by one of the groups on a separate return basis but which can be utilized on a consolidated basis in that year or in a carryback year, are allocated to the group that generated the attributes. To the extent that one of the groups is allocated a consolidated tax attribute which, as a result of expiration or otherwise, is not ultimately utilized on the consolidated tax return, the prior years' allocation of such attribute is adjusted such that the effect of the expiration is borne by the group that generated the attribute. Also, if a tax attribute cannot be utilized on a consolidated basis in the year generated or in a carryback year, the prior years' allocation of such consolidated tax effects is adjusted in a subsequent year to the extent necessary to allocate the tax benefits to the group that would have realized the tax benefits on a separate return basis. As a result, the allocated group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the groups had filed separate tax returns.

________________________________________________________________________________
5. IMPAIRMENT OF LONG-LIVED ASSETS

             In 1995, USX adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS No. 121). SFAS No. 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impaired assets included certain iron ore mineral rights and surplus real estate holdings. The predominant method used to determine fair value was comparable market value analysis. The impairment charge recognized in 1995 costs and expenses for these assets was $16 million.

________________________________________________________________________________
6. GAIN ON AFFILIATE STOCK OFFERING

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

________________________________________________________________________________
7. EXTRAORDINARY LOSS

             On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of debt, resulting in a 1996 extraordinary loss to the U. S. Steel Group of $2 million, net of a $1 million income tax benefit. In 1995, USX extinguished $553 million of debt prior to maturity, which resulted in an extraordinary loss to the U. S. Steel Group of $2 million, net of a $1 million income tax benefit.

________________________________________________________________________________
8. NET INTEREST AND OTHER FINANCIAL COSTS

             (In millions)                                           1997    1996   1995
             ---------------------------------------------------------------------------
             INTEREST AND OTHER FINANCIAL INCOME/(a)/ -
              Interest income                                       $   4   $   4  $   8
                                                                    -----   -----  -----
             INTEREST AND OTHER FINANCIAL COSTS/(a)/:
              Interest incurred                                        57      85     98
              Less interest capitalized                                 7       8      5
                                                                    -----   -----  -----
               Net interest                                            50      77     93
              Interest on tax issues                                   13      10     11
              Financial costs on trust preferred securities            10      --     --
              Financial costs on preferred stock of subsidiary          5       5      5
              Amortization of discounts                                 2       2      6
              Expenses on sales of accounts receivable (Note 19)       21      20     22
              Adjustment to settlement value of indexed debt          (10)      6     --
                                                                    -----   -----  -----
                 Total                                                 91     120    137
                                                                    -----   -----  -----
             NET INTEREST AND OTHER FINANCIAL COSTS/(a)/            $  87   $ 116  $ 129
             ---------------------------------------------------------------------------

             /(a)/See Note 4, for discussion of USX net interest and other financial costs attributable to the U. S. Steel Group.

--------------------------------------------------------------------------------
9. FINANCIAL ACTIVITIES ATTRIBUTED TO GROUPS

             The following is the portion of USX financial activities attributed to the U. S. Steel Group. These amounts exclude debt amounts specifically attributed to the U. S. Steel Group.

                                                                        U. S. Steel Group           Consolidated USX/(a)/
                                                                ---------------------------------  ------------------------
             (In millions)                  December 31               1997               1996        1997            1996
             --------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents                             $   1             $   2         $    6          $    8
             Receivables/(b)/                                          1                -              10              -
             Long-term receivables/(b)/                               -                  3             -               16
             Other noncurrent assets/(b)/                              1                 2              8               8
                                                                    -----            -----         ------          -------
               Total assets                                        $   3             $   7         $   24          $   32
             --------------------------------------------------------------------------------------------------------------
             Notes payable                                         $  13             $  18         $  121          $   80
             Accounts payable                                         -                 -               1               2
             Accrued interest                                         10                22             89              98
             Long-term debt due within one year (Note 10)             50                69            466             309
             Long-term debt (Note 10)                                252               794          2,704           3,615
             Preferred stock of subsidiary                            66                64            250             250
                                                                    -----            -----         ------          -------
               Total liabilities                                   $ 391             $ 967         $3,631          $4,354
             --------------------------------------------------------------------------------------------------------------
                                                                        U. S. Steel Group/(c)/      Consolidated USX/(a)/
                                                                ---------------------------------  ------------------------
             (In millions)                                        1997       1996         1995      1997    1996      1995
             --------------------------------------------------------------------------------------------------------------
             Net interest and other financial costs (Note 8)      $  46       $  81       $  98     $ 309   $ 376    $  439
             --------------------------------------------------------------------------------------------------------------

             /(a)/ For details of USX long-term debt and preferred stock of subsidiary, see Notes 16 and 25, respectively, to the USX consolidated financial statements.
             /(b)/ Primarily reflects forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
             /(c)/ The U. S. Steel Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all groups.

--------------------------------------------------------------------------------
10. LONG-TERM DEBT

             The U. S. Steel Group's portion of USX's consolidated long-term debt is as follows:

                                                                        U. S. Steel Group           Consolidated USX/(a)/
                                                                ---------------------------------  ----------------------
             (In millions)                  December 31               1997               1996        1997            1996
             ------------------------------------------------------------------------------------------------------------
             Specifically attributed debt/(b)/:
              Sale-leaseback financing and capital leases           $  99            $  105         $  123         $  129
              Indexed debt less unamortized discount                  110               119            110            119
              Seller-provided financing                                -                 -              -              40
                                                                    -----           -------        -------       --------
               Total                                                  209               224            233            288
              Less amount due within one year                           5                 4              5             44
                                                                    -----           -------        -------       --------
               Total specifically attributed long-term debt         $ 204            $  220         $  228         $  244
             ------------------------------------------------------------------------------------------------------------
             Debt attributed to groups/(c)/                         $ 305            $  869         $3,194         $3,949
              Less unamortized discount                                 3                 6             24             25
              Less amount due within one year                          50                69            466            309
                                                                    -----           -------        -------       --------
               Total long-term debt attributed to groups            $ 252            $  794         $2,704         $3,615
             ------------------------------------------------------------------------------------------------------------
             Total long-term debt due within one year               $  55            $   73         $  471         $  353
             Total long-term debt due after one year                  456             1,014          2,932          3,859
             ------------------------------------------------------------------------------------------------------------

             /(a)/ See Note 16, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
             /(b)/ As described in Note 4, certain financial activities are specifically attributed only to the U. S. Steel Group and the Marathon Group.
             /(c)/ Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 4, 9 and 11).

--------------------------------------------------------------------------------
11. SUPPLEMENTAL CASH FLOW INFORMATION

          (In millions)                                                                 1997            1996          1995
          -------------------------------------------------------------------------------------------------------------------
          CASH USED IN OPERATING ACTIVITIES INCLUDED:
           Interest and other financial costs paid (net of amount capitalized)          $    (99)     $   (129)      $  (159)
           Income taxes paid, including settlements
            with other groups                                                                (48)          (53)           (4)
          -------------------------------------------------------------------------------------------------------------------
          USX DEBT ATTRIBUTED TO ALL GROUPS - NET:
           Commercial paper:
            Issued                                                                      $     -       $  1,422       $ 2,434
            Repayments                                                                        -         (1,555)       (2,651)
           Credit agreements:
            Borrowings                                                                    10,454        10,356         4,719
            Repayments                                                                   (10,449)      (10,340)       (4,659)
           Other credit arrangements - net                                                    36           (36)           40
           Other debt:
            Borrowings                                                                        10            78            52
            Repayments                                                                      (741)         (705)         (440)
                                                                                        --------      --------       -------
             Total                                                                      $   (690)     $   (780)      $  (505)
          -------------------------------------------------------------------------------------------------------------------
           U. S. Steel Group activity                                                   $   (561)     $    (31)      $  (399)
           Marathon Group activity                                                            97          (769)         (204)
           Delhi Group activity                                                             (226)           20            98
                                                                                        --------      --------       -------
             Total                                                                      $   (690)     $   (780)      $  (505)
          -------------------------------------------------------------------------------------------------------------------
          NONCASH INVESTING AND FINANCING ACTIVITIES:
           Steel Stock issued for Dividend Reinvestment Plan and
            employee stock plans                                                        $      5      $      4       $    16
           Disposal of assets-notes received                                                  -             12             4
           Trust  preferred securities exchanged for preferred stock                         182           -             -
          -------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12. INTERGROUP TRANSACTIONS

             SALES AND PURCHASES - U. S. Steel Group sales to the Marathon
             Group in 1997 totaled $2 million. U. S. Steel Group purchases from the Marathon Group totaled $29 million, $21 million and $17 million in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, U. S. Steel Group accounts payable included $3 million related to transactions with the Marathon Group. These transactions were conducted on an arm's-length basis.

             INCOME TAXES RECEIVABLE FROM/PAYABLE TO OTHER GROUPS - At
             December 31, 1997 and 1996, amounts receivable from/payable to other groups for income taxes were included in the balance sheet as follows:

             (In millions)                                December 31       1997        1996
             --------------------------------------------------------------------------------
             Current:
              Receivables                                                   $  22     $  30
              Accounts payable                                                  2         1
             Noncurrent:
              Investments and long-term receivables                            97        84
             --------------------------------------------------------------------------------

             These amounts have been determined in accordance with the tax allocation policy described in Note 4. Amounts classified as current are settled in cash in the year succeeding that in which such amounts are accrued. Noncurrent amounts represent estimates of intergroup tax effects of certain issues for years that are still under various stages of audit and administrative review. Such tax effects are not settled among the groups until the audit of those respective tax years is closed. The amounts ultimately settled for open tax years will be different than recorded noncurrent amounts based on the final resolution of all of the audit issues for those years.

--------------------------------------------------------------------------------
13. PENSIONS

             The U. S. Steel Group has noncontributory defined benefit plans covering substantially all employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits under the contributory benefit provisions cover certain participating salaried employees and are based upon a percent of total career pensionable earnings. The funding policy for defined benefit plans provides that payments to the pension trusts shall be equal to the minimum funding requirements of ERISA plus such additional amounts as may be approved. Certain of these plans provide benefits to USX corporate employees, and the related costs or credits for such employees are allocated to all groups (Note 4).

                 The U. S. Steel Group also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.

             PENSION COST (CREDIT) The defined benefit cost for major plans for 1997, 1996 and 1995 was determined assuming an expected long-term rate of return on plan assets of 9.5%, 10% and 10%, respectively. The total pension credit is primarily included in selling, general and administrative expenses.

             (In millions)                                                           1997          1996          1995
             ----------------------------------------------------------------------------------------------------------
             Major plans:
              Cost of benefits earned during the period                            $    65       $    69       $    57
              Interest cost on projected benefit obligation
               (7.5% for 1997; 7% for 1996; and 8% for 1995)                           517           523           563
              Return on assets - actual return                                      (1,755)       (1,136)       (1,842)
                               - deferred gain                                       1,012           367         1,084
              Net amortization of unrecognized losses                                    6            10             4
                                                                                   -------       -------   ------------
                 Total major plans                                                    (155)         (167)         (134)
             Multiemployer and other plans                                               2             2             2
                                                                                   -------       -------   ------------
                 Total periodic pension credit                                        (153)         (165)         (132)
             Settlement and termination costs                                            4             6            -
                                                                                   -------       -------   ------------
                 Total pension credit                                              $  (149)      $  (159)      $  (132)
             ----------------------------------------------------------------------------------------------------------

             FUNDS' STATUS - The assumed discount rate used to measure the benefit obligations of major plans was 7% at December 31, 1997, and 7.5% at December 31, 1996. The assumed rate of future increases in compensation levels was 4% at both year-ends. The following table sets forth the plans' funded status and the amounts reported in the
             U. S. Steel Group's balance sheet:

             (In millions)                                         December 31                    1997          1996
             ------------------------------------------------------------------------------------------------------------
             Reconciliation of funds' status to reported amounts:
             Projected benefit obligation (PBO)/(a)/                                               $(7,314)      $(7,258)
             Plan assets at fair market value/(b)/                                                   9,775         8,860
                                                                                                   -------   ------------
                 Assets in excess of PBO/(c)/                                                        2,461         1,602
             Unrecognized net gain from transition                                                    (209)         (253)
             Unrecognized prior service cost                                                           583           631
             Unrecognized net gain                                                                    (878)         (244)
             Additional minimum liability/(d)/                                                         (65)          (65)
                                                                                                   -------   ------------
                 Net pension asset included in balance sheet                                       $ 1,892       $ 1,671
             ------------------------------------------------------------------------------------------------------------
             /(a)/ PBO includes:
                     Accumulated benefit obligation (ABO)                                          $(6,928)      $(6,884)
                     Vested benefit obligation                                                      (6,535)       (6,477)
             /(b)/ Types of assets held:
                     USX stocks                                                                         -              1%
                     Stocks of other corporations                                                       55%           54%
                     U.S. Government securities                                                         17%           19%
                     Corporate debt instruments and other                                               28%           26%
             /(c)/ Includes several small plans that have ABOs in excess of plan assets:
                      PBO                                                                          $   (69)      $   (67)
                      Plan assets                                                                       -             -
                                                                                                   -------   ------------
                      PBO in excess of plan assets                                                  $  (69)      $   (67)
             /(d)/ Additional minimum liability recorded was offset by the following:
                     Intangible asset                                                              $    27       $    39
                     Stockholders' equity adjustment - net of deferred income tax                       25            17
             ------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
14. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

             The U. S. Steel Group has defined benefit retiree health and life insurance plans covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. These plans provide benefits to USX corporate employees, and the related costs for such employees are allocated to all groups (Note 4). For union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers, most benefits have not been prefunded.

             POSTRETIREMENT BENEFIT COST - Postretirement benefit cost for defined benefit plans for 1997, 1996 and 1995 was determined assuming discount rates of 7.5%, 7% and 8%, respectively, and an expected return on plan assets of 9.5% for 1997 and 10% for 1996 and 1995:

             (In millions)                                                           1997          1996          1995
             ----------------------------------------------------------------------------------------------------------

             Cost of benefits earned during the period                             $  15         $  18         $  19
             Interest on accumulated postretirement benefit obligation (APBO)        153           160           176
             Return on assets - actual return                                        (19)          (12)          (11)
                              - deferred gain (loss)                                   8             1            (1)
             Amortization of unrecognized (gains) losses                              (9)            5             2
                                                                                   -----         -----   -----------
                 Total defined benefit plans                                         148           172           185
             Multiemployer plans/(a)/                                                 15            15            15
                                                                                   -----         -----   -----------
                 Total postretirement benefit cost                                 $ 163         $ 187         $ 200
            ----------------------------------------------------------------------------------------------------------

             /(a)/ Payments are made to a multiemployer benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $108 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.

             FUNDS' STATUS - The following table sets forth the plans' funded status and the amounts reported in the U. S. Steel Group's balance sheet:

             (In millions)                                         December 31                    1997          1996
             ------------------------------------------------------------------------------------------------------------
             Reconciliation of funds' status to reported amounts:
             Fair value of plan assets                                                            $  258          $  111
                                                                                                  ------     ------------
             Less APBO attributable to:
              Retirees                                                                             1,576           1,622
              Fully eligible plan participants                                                       199             180
              Other active plan participants                                                         295             309
                                                                                                  ------     ------------
                 Total APBO                                                                        2,070           2,111
                                                                                                  ------     ------------
                 APBO in excess of plan assets                                                     1,812           2,000
             Unrecognized net gain                                                                   327             264
             Unrecognized prior service cost                                                         (11)            (15)
                                                                                                  ------     ------------
                 Accrued liability included in balance sheet                                      $2,128          $2,249
             ------------------------------------------------------------------------------------------------------------

               The assumed discount rate used to measure the APBO was 7% and
             7.5% at December 31, 1997, and December 31, 1996, respectively. The assumed rate of future increases in compensation levels was 4% at both year-ends. The weighted average health care cost trend rate in 1998 is approximately 8%, declining to an ultimate rate in 2004 of approximately 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the 1997 net periodic postretirement benefit cost by $17 million and would have increased the APBO as of December 31, 1997, by $186 million.

15. INCOME TAXES

             Income tax provisions and related assets and liabilities attributed to the U. S. Steel Group are determined in accordance with the USX group tax allocation policy (Note 4).
                Provisions (credits) for estimated income taxes were:

                                              1997                            1996                               1995

                                  ---------------------------     ----------------------------       -----------------------------

             (In millions)        Current    Deferred   Total     Current    Deferred    Total       Current    Deferred    Total
             ---------------------------------------------------------------------------------------------------------------------

             Federal              $   37     $  168   $  205        $ (51)   $  138    $   87        $    8      $ 150     $  158
             State and local           4         25       29            -        12        12             9        (17)        (8)
             Foreign                   -          -        -           (7)        -        (7)            -          -          -
                                  ------     ------   ------        ------   ------    ------        ------      -----     ------
               Total              $   41     $  193   $  234        $ (58)   $  150    $   92        $   17      $ 133     $  150
             --------------------------------------------------------------------------------------------------------------------

A reconciliation of federal statutory tax rate (35%) to total provisions follows:

             (In millions)                                                             1997           1996          1995
             ------------------------------------------------------------------------------------------------------------
             Statutory rate applied to income before income taxes                    $  240        $   129        $  159
             Credits other than foreign tax credits                                     (15)           (40)            -
             State and local income taxes after federal income tax effects               19              8            (5)
             Excess percentage depletion                                                (10)            (7)           (8)
             Effects of partially-owned companies                                        (3)            (6)           (8)
             Effects of foreign operations, including foreign tax
              credits                                                                    (3)            (2)            1
             Nondeductible business expenses                                              2              2             7
             Adjustment of prior years' income taxes                                      6              9             3
             Adjustment of valuation allowances                                          (1)             -             2
             Other                                                                       (1)            (1)           (1)
                                                                                     ------         ------        -------
                Total provisions                                                     $  234         $   92        $  150
             ------------------------------------------------------------------------------------------------------------

Deferred tax assets and liabilities resulted from the following:

             (In millions)                                                     December 31       1997         1996
             -------------------------------------------------------------------------------------------------------
             Deferred tax assets:
              Minimum tax credit carryforwards                                                 $    180      $   320
              General business credit carryforwards                                                   -           24
              State tax loss carryforwards (expiring in 1998 through 2012)                           75          101
              Employee benefits                                                                     832          865
              Receivables, payables and debt                                                         59           77
              Contingency and other accruals                                                         50           50
              Other                                                                                  62           97
              Valuation allowances                                                                  (52)         (71)
                                                                                               --------     --------
                Total deferred tax assets/(a)/                                                    1,206        1,463
                                                                                               --------     --------
             Deferred tax liabilities:
              Property, plant and equipment                                                         221          342
              Prepaid pensions                                                                      657          600
              Inventory                                                                              13           13
              Federal effect of state deferred tax assets                                             6           15
              Other                                                                                 106          106
                                                                                               --------     --------
                Total deferred tax liabilities                                                    1,003        1,076
                                                                                               --------     --------
                 Net deferred tax assets                                                       $    203     $    387
             -------------------------------------------------------------------------------------------------------

             /(a)/ USX expects to generate sufficient future taxable income to realize the benefit of the U. S. Steel Group's deferred tax assets.

                     The consolidated tax returns of USX for the years 1990
             through 1994 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

--------------------------------------------------------------------------------
16. INVESTMENTS AND LONG-TERM RECEIVABLES

             (In millions)                                             December 31        1997         1996
             ------------------------------------------------------------------------------------------------
             Equity method investments                                                   $  472       $  412
             Other investments                                                               56           63
             Receivables due after one year                                                  22           30
             Income tax receivable from other groups (Note 12)                               97           84
             Forward currency contracts                                                       -            3
             Other                                                                           23           29
                                                                                         ------       ------
               Total                                                                     $  670       $  621
             -----------------------------------------------------------------------------------------------

               Summarized financial information of affiliates accounted for by the equity method of accounting follows:

             (In millions)                                                   1997        1996         1995
             -----------------------------------------------------------------------------------------------
             Income data - year:
              Revenues                                                    $  3,143     $  2,868     $  3,268
              Operating income                                                 228          223          259
              Net income                                                       139          140          161
             -----------------------------------------------------------------------------------------------
             Balance sheet data - December 31:
              Current assets                                              $    924     $    779
              Noncurrent assets                                              2,006        1,574
              Current liabilities                                              627          583
              Noncurrent liabilities                                           800          845
             -----------------------------------------------------------------------------------------------

                       Effective June 1, 1997, the U. S. Steel Group entered
             into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton (Pa.) Works and to operate and sell coke and byproducts from those facilities. The
             U. S. Steel Group is the general partner and is responsible for purchasing, operations and products marketing. Proceeds as a result of the transaction were $361 million. The related unamortized deferred gains of $244 million at December 31, 1997 (included in deferred credits and other liabilities) are being recognized over the life of the partnership's assets. The U. S. Steel Group's partnership interest is accounted for under the equity method of accounting. The fair value attributed to the U. S. Steel Group for its general partnership interest exceeds the historical basis of contributed net assets by $38 million and is being amortized on a straight-line basis over the life of the partnership.

                       Dividends and partnership distributions received from
             equity affiliates were $13 million in 1997, $25 million in 1996 and $67 million in 1995.

                       U. S. Steel Group purchases of transportation services
             and semi-finished steel from equity affiliates totaled $424 million, $460 million and $406 million in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, U. S. Steel Group payables to these affiliates totaled $21 million and $23 million, respectively. U. S. Steel Group sales of steel and raw materials to equity affiliates totaled $802 million, $824 million and $768 million in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, U. S. Steel Group receivables from these affiliates were $149 million. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

--------------------------------------------------------------------------------
17. INVENTORIES

             (In millions)                   December 31         1997          1996
             ------------------------------------------------------------------------
             Raw materials                                     $   130        $   124
             Semi-finished products                                331            309
             Finished products                                     187            162
             Supplies and sundry items                              57             53
                                                               -------        -------
                 Total                                         $   705        $   648
             ------------------------------------------------------------------------

                       At December 31, 1997, and December 31, 1996,
             respectively, the LIFO method accounted for 93% and 92% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $300 million and $340 million in 1997 and 1996, respectively.

--------------------------------------------------------------------------------
18. LEASES

             Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                               Capital      Operating
             (In millions)                                                     Leases        Leases
             ----------------------------------------------------------------------------------------

             1998                                                             $      11     $     120
             1999                                                                    11           110
             2000                                                                    11            95
             2001                                                                    11           113
             2002                                                                    11            46
             Later years                                                            115            99
             Sublease rentals                                                         -            (1)
                                                                              ---------     ---------
              Total minimum lease payments                                          170     $     582
                                                                                            =========
             Less imputed interest costs                                             72
                                                                              ---------
              Present value of net minimum lease payments
               included in long-term debt                                     $      98
             ----------------------------------------------------------------------------------------

                Operating lease rental expense:

             (In millions)                                       1997          1996          1995
             --------------------------------------------------------------------------------------
             Minimum rental                                     $   135       $   131       $   121
             Contingent rental                                        6             5             9
             Sublease rentals                                        (1)           (2)           (3)
                                                                -------       -------       -------
              Net rental expense                                $   140       $   134       $   127
             --------------------------------------------------------------------------------------

                The U. S. Steel Group leases a wide variety of facilities
             and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling $20 million may be declared immediately due and payable.

--------------------------------------------------------------------------------
19. SALES OF RECEIVABLES

             The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1997, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement in 1998, or in the event of earlier contract termination. If the U.
             S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amount sold under the program averaged $350 million in 1997, 1996 and 1995. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. The U. S. Steel Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

--------------------------------------------------------------------------------
20. PROPERTY, PLANT AND EQUIPMENT

             (In millions)                                             December 31         1997         1996
             --------------------------------------------------------------------------------------------------
             Land and depletable property                                                 $    161     $    155
             Buildings                                                                         477          471
             Machinery and equipment                                                         7,548        7,605
             Leased assets                                                                     109          116
                                                                                          --------     --------
                 Total                                                                       8,295        8,347
             Less accumulated depreciation, depletion and amortization                       5,799        5,796
                                                                                          --------     --------
                 Net                                                                      $  2,496     $  2,551
             --------------------------------------------------------------------------------------------------

                       Amounts in accumulated depreciation, depletion and
             amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $70 million and $67 million at December 31, 1997, and December 31, 1996, respectively.

--------------------------------------------------------------------------------
21. USX OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST

             In 1997, USX exchanged approximately 3.9 million 6.75%
             Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million and a noncash credit to Retained Earnings of $10 million.

                       USX owns all of the common securities of the Trust, which
             was formed for the purpose of the Exchange. (The Trust Common Securities and the Trust Preferred Securities are together referred to as the Trust Securities.) The Trust Securities represent undivided beneficial ownership interests in the assets of the Trust, which consist solely of USX 6.75% Convertible Junior Subordinated Debentures maturing March 31, 2037 (Debentures), having an aggregate principal amount equal to the aggregate initial liquidation amount ($50.00 per security and $203 million in total) of the Trust Securities issued by the Trust. Interest and principal payments on the Debentures will be used to make quarterly distributions and to pay redemption and liquidation amounts on the Trust Preferred Securities. The quarterly distributions, which accumulate at the rate of 6.75% per annum on the Trust Preferred Securities and the accretion from fair value to the initial liquidation amount, are charged to income and included in net interest and other financial costs.

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

                       The Trust Preferred Securities are convertible at any
             time prior to the close of business on March 31, 2037 (unless such right is terminated earlier under certain circumstances) at the option of the holder, into shares of Steel Stock at a conversion price of $46.25 per share of Steel Stock (equivalent to a conversion ratio of 1.081 shares of Steel Stock for each Trust Preferred Security), subject to adjustment in certain circumstances.

                       The Trust Preferred Securities may be redeemed at any
             time at the option of USX, initially at a premium of 103.90% of the initial liquidation amount through March 31, 1998, and thereafter, declining annually to the initial liquidation amount on April 1, 2003, and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

                       Payments related to quarterly distributions and to the
             payment of redemption and liquidation amounts on the Trust Preferred Securities by the Trust are guaranteed by USX on a subordinated basis. In addition, USX unconditionally guarantees the Trust's Debentures. The obligations of USX under the Debentures, and the related indenture, trust agreement and guarantee constitute a full and unconditional guarantee by USX of the Trust's obligations under the Trust Preferred Securities.

--------------------------------------------------------------------------------
22. STOCKHOLDERS' EQUITY

               (In millions, except per share data)                               1997          1996          1995
               ------------------------------------------------------------------------------------------------------
               PREFERRED STOCK:
                Balance at beginning of year                                    $     7        $     7        $    32
                Exchanged for trust preferred securities                             (4)           -              -
                Redeemed                                                            -              -              (25)
                                                                                -------        -------        -------
                Balance at end of year                                          $     3        $     7        $     7
               ------------------------------------------------------------------------------------------------------
               COMMON STOCKHOLDERS' EQUITY (Note 4):
                Balance at beginning of year                                    $ 1,559        $ 1,337        $   913
                Net income                                                          452            273            301
                6.50% preferred stock exchanged for
                 trust preferred securities (Note 21)                              (188)           -              -
                Steel Stock issued                                                   53             55            234
                Dividends on preferred stock                                        (13)           (22)           (24)
                Dividends on Steel Stock (per share $1.00)                          (86)           (85)           (80)
                Deferred compensation adjustments                                   -                1             (2)
                Minimum pension liability adjustments (Note 13)                      (8)           -               (6)
                Other                                                                10            -                1
                                                                                -------        -------        -------
                Balance at end of year                                          $ 1,779        $ 1,559        $ 1,337
               ------------------------------------------------------------------------------------------------------
               TOTAL STOCKHOLDERS' EQUITY                                       $ 1,782        $ 1,566        $ 1,344
               ------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
23. DIVIDENDS

               In accordance with the USX Certificate of Incorporation, dividends on the Steel Stock and Marathon Stock are limited to the legally available funds of USX. Net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Steel Stock based on the financial condition and results of operations of the U. S. Steel Group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to Steel Stock, the Board of Directors considers, among other things, the long-term earnings and cash flow capabilities of the U. S. Steel Group as well as the dividend policies of similar publicly traded steel companies.

                    Dividends on the Steel Stock are further limited to the
               Available Steel Dividend Amount. At December 31, 1997, the Available Steel Dividend Amount was at least $3,028 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

--------------------------------------------------------------------------------
24. INCOME PER COMMON SHARE

               The method of calculating net income per share for the Steel Stock, the Marathon Stock and, prior to November 1, 1997, the Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the U. S. Steel Group, the Marathon Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

                    Basic net income per share is calculated by adjusting net
               income for dividend requirements of preferred stock and the noncash credit on exchange of preferred stock and is based on the weighted average number of common shares outstanding.

                    Diluted net income per share assumes conversion of
               convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

                                                                         1997                 1996                   1995
                                                                 -------------------   -------------------    -------------------
                                                                  BASIC     DILUTED     BASIC     DILUTED      BASIC     DILUTED
                                                                  -----     --------    -----     --------     -----     --------
          COMPUTATION OF INCOME PER SHARE
          -------------------------------
          Net income (millions):
           Income before extraordinary loss                      $    452   $    452   $    275   $    275    $    303   $    303
           Dividends on preferred stock                               (13)       -          (22)       (22)        (24)       (24)

           Noncash credit from exchange of preferred stock             10        -          -          -           -          -
           Extraordinary loss                                         -          -           (2)        (2)         (2)        (2)
                                                                 --------   --------   --------   --------    --------   --------

           Net income applicable to Steel Stock                       449        452        251        251         277        277
           Effect of dilutive securities:
            Trust preferred securities                                -            6        -          -           -          -
            Preferred stock                                           -          -          -          -           -           22
            Convertible debentures                                    -            2        -            3         -            6
                                                                 --------   --------   --------   --------    --------   --------
              Net income assuming conversions                    $    449   $    460   $    251   $    254    $    277   $    305
                                                                 ========   ========   ========   ========    ========   ========
          Shares of common stock outstanding (thousands):
           Average number of common shares outstanding             85,672     85,672     84,025     84,025      79,064     79,064
           Effect of dilutive securities:
            Trust preferred securities                                -        2,660        -          -           -          -
            Preferred stock                                           -        4,811        -          -           -        7,480
            Convertible debentures                                    -        1,025        -        1,925         -        2,814
            Stock options                                             -           35        -           12         -           21
                                                                 --------   --------   --------   --------    --------   --------
              Average common shares and dilutive effect            85,672     94,203     84,025     85,962      79,064     89,379
                                                                 ========   ========   ========   ========    ========   ========
          Per share:
           Income before extraordinary loss                      $   5.24   $   4.88   $   3.00   $   2.97    $   3.53   $   3.43
           Extraordinary loss                                         -          -         (.02)      (.02)       (.02)      (.02)
                                                                 --------   --------   --------   --------    --------   --------
           Net income                                            $   5.24   $   4.88   $   2.98   $   2.95    $   3.51   $   3.41
                                                                 ========   ========   ========   ========    ========   ========

--------------------------------------------------------------------------------
25. STOCK-BASED COMPENSATION PLANS AND STOCKHOLDER RIGHTS PLAN

               USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 21, and Note 23, respectively, to the USX consolidated financial statements.

                    In 1996, USX adopted SFAS No. 123, Accounting for Stock-
               Based Compensation and elected to continue to follow the accounting provisions of APB No. 25, as discussed in Note 2, to the USX consolidated financial statements. The U. S. Steel Group's actual stock-based compensation expense was $8 million in 1997, $2 million in 1996 and $1 million in 1995. Incremental compensation expense, as determined under SFAS No. 123, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

--------------------------------------------------------------------------------
26. DERIVATIVE INSTRUMENTS

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

                       The following table sets forth quantitative information
             by class of derivative instrument:

                                                               FAIR            CARRYING     RECORDED
                                                               VALUE            AMOUNT      DEFERRED     AGGREGATE
                                                              ASSETS            ASSETS       GAIN OR     CONTRACT
             (In millions)                             (LIABILITIES)/(A)/   (LIABILITIES)    (LOSS)     VALUES/(B)/
            ---------------------------------------------------------------------------------------------------------
            DECEMBER 31, 1997:
            OTC commodity swaps/(c)/                           $    (1)         $    (1)      $    (1)       $     20
                                                               --------         --------      --------       --------
            Forward currency contract/(d)/:
                  - receivable                                 $     1          $     1       $     -        $      7
            ---------------------------------------------------------------------------------------------------------
            December 31, 1996:
            OTC commodity swaps                                $     2          $     -       $     -        $     17
                                                               --------         --------      --------       --------
            Forward currency contract:
                  - receivable                                 $     4          $     3       $     -        $     13
                  - payable                                          -                -             -               2
                                                               --------         --------      --------       --------
                    Total currencies                           $     4          $     3       $     -        $     15
            ---------------------------------------------------------------------------------------------------------

             /(a)/ The fair value amounts are based on exchange-traded index prices and dealer quotes.
             /(b)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts.
             /(c)/ The OTC swap arrangements vary in duration with certain contracts extending into 1999.
             /(d)/  The forward currency contract matures in 1998.

--------------------------------------------------------------------------------
27. FAIR VALUE OF FINANCIAL INSTRUMENTS

             Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 26, by individual balance sheet account. As described in Note 4, the U. S. Steel Group's specifically attributed financial instruments and the U. S. Steel Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                              1997             1996
                                                                       ----------------- ----------------
                                                                         FAIR   CARRYING   FAIR   CARRYING
             (In millions)                 December 31                  VALUE    AMOUNT   VALUE    AMOUNT
             ----------------------------------------------------------------------------------------------
             FINANCIAL ASSETS:
              Cash and cash equivalents                                 $   18    $   18  $   23    $   23
              Receivables                                                  588       588     580       580
              Investments and long-term receivables                        131       131     132       132
                                                                        ------    ------  ------  --------
                  Total financial assets                                $  737    $  737  $  735    $  735
             ----------------------------------------------------------------------------------------------
             FINANCIAL LIABILITIES:
              Notes payable                                             $   13    $   13  $   18    $   18
              Accounts payable                                             687       687     667       667
              Accrued interest                                              11        11      22        22
              Long-term debt (including amounts due within one year)       448       412   1,037       982
              Trust preferred securities and preferred
               stock of subsidiary                                         248       248      65        64
                                                                        ------    ------  ------  --------
                  Total financial liabilities                           $1,407    $1,371  $1,809    $1,753
             ----------------------------------------------------------------------------------------------

             Fair value of financial instruments classified as current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of trust preferred securities and preferred stock of subsidiary was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                       The U. S. Steel Group's unrecognized financial
             instruments consist of receivables sold and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 19, and for details relating to financial guarantees see Note 28.

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

             ENVIRONMENTAL MATTERS -

                       The U. S. Steel Group is subject to federal, state, and
             local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $106 million and $107 million at December 31, 1997, and December 31, 1996, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                       For a number of years, the U. S. Steel Group has made
             substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1997 and 1996, such capital expenditures totaled $43 million and $90 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

             GUARANTEES -

                       Guarantees by USX of the liabilities of affiliated
             entities of the U. S. Steel Group totaled $50 million at December 31, 1997, and $34 million at December 31, 1996. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce potential U. S. Steel Group losses resulting from these guarantees. As of December 31, 1997, the largest guarantee for a single affiliate was $17 million.

             COMMITMENTS -

                       At December 31, 1997, and December 31, 1996, contract
             commitments for the U. S. Steel Group's capital expenditures for property, plant and equipment totaled $156 million and $134 million, respectively.

                       USX entered into a 15-year take-or-pay arrangement in
             1993, which requires the U. S. Steel Group to accept pulverized coal each month or pay a minimum monthly charge of approximately $1.3 million. Charges for deliveries of pulverized coal totaled $24 million in 1997 and $23 million in 1996. If USX elects to terminate the contract early, a maximum termination payment of $114 million, which declines over the duration of the agreement, may be required.

                       The U. S. Steel Group is a party to a transportation
             agreement with a subsidiary of Transtar, Inc. (Transtar), for Great Lakes shipments of raw materials required by the U. S. Steel Group. The agreement is in effect until March 15, 2000, and requires the
             U. S. Steel Group to pay, at a minimum, Transtar's annual fixed costs related to the agreement, including lease/charter costs, depreciation of owned vessels, dry dock fees and other administrative costs. Total transportation costs under the agreement were $77 million in 1997 and $72 million in 1996, including fixed costs of $20 million in both years. The fixed costs are expected to continue at approximately the same level over the duration of the agreement.

Selected Quarterly Financial Data (Unaudited)

                                                                               1997
                                            --------------------------------------------------------------------------
(In millions, except per share data)               4TH QTR.          3RD QTR.         2ND QTR.        1ST QTR.
----------------------------------------------------------------------------------------------------------------------
Revenues                                           $  1,838          $ 1,735 /(a)/    $ 1,737 /(a)/   $ 1,631 /(a)/
Income from operations                                  252              197 /(a)/        193 /(a)/       131 /(a)/
Income before
  extraordinary loss                                    152              116               97              87
Net income                                              152              116               97              87
----------------------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
-----------------
Income before
  extraordinary loss
  applicable to Steel Stock                        $    149          $   114          $   105         $    81
  - Per share:   basic                                 1.74             1.32             1.23             .96
                 diluted                               1.64             1.25             1.06             .93
Dividends paid per share                                .25              .25              .25             .25
Price range of Steel
 Stock/(b)/:
  - Low                                                  26-7/8           34-3/16          25-3/8          26-3/8
  - High                                                 36-15/16         40-3/4           35-5/8          33-3/8
----------------------------------------------------------------------------------------------------------------------

                                                                              1996
                                            --------------------------------------------------------------------------
(In millions, except per share data)              4TH QTR.           3RD QTR.         2ND QTR.        1ST QTR.
----------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 1,794 /(a)/      $ 1,631 /(a)/    $ 1,646 /(a)/   $ 1,599 /(a)/
Income from operations                                204 /(a)/          123 /(a)/         67 /(a)/        89 /(a)/
Income before
  extraordinary loss                                  127                 70               32              46
Net income                                            125                 70               32              46
----------------------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
-----------------
Income before
  extraordinary loss
  applicable to Steel Stock                       $   122            $    64          $    27         $    40
  - Per share:   basic                               1.43                .76              .32             .49
                 diluted                             1.36                .75              .32             .48
Dividends paid per share                              .25                .25              .25             .25
Price range of Steel
 Stock/(b)/:
  - Low                                                26-1/2             24-1/8           27-3/4          30
  - High                                               32                 29-5/8           35-7/8          37-7/8
----------------------------------------------------------------------------------------------------------------------

/(a)/ Reclassified to conform to current classifications.
/(b)/ Composite tape.

Principal Unconsolidated Affiliates (Unaudited)

                                                                     December 31, 1997
          Company                                 Country                Ownership                     Activity
--------------------------------------------------------------------------------------------------------------------------
Double Eagle Steel Coating Company             United States               50%                    Steel Processing
PRO-TEC Coating Company                        United States               50%                    Steel Processing
RMI Titanium Company                           United States               27%                    Titanium metal products
Transtar, Inc.                                 United States               46%                    Transportation
USS/Kobe Steel Company                         United States               50%                    Steel Products
USS-POSCO Industries                           United States               50%                    Steel Processing
Worthington Specialty Processing               United States               50%                    Steel Processing
--------------------------------------------------------------------------------------------------------------------------


Supplementary Information on Mineral Reserves (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves relating to the U. S. Steel Group, page U-30.

             Five-Year Operating Summary

             (Thousands of net tons, unless otherwise noted)            1997       1996    1995    1994    1993
             ---------------------------------------------------------------------------------------------------
             RAW STEEL PRODUCTION
              Gary, IN                                                 7,428       6,840   7,163   6,768   6,624
              Mon Valley, PA                                           2,561       2,746   2,740   2,669   2,507
              Fairfield, AL                                            2,361       1,862   2,260   2,240   2,203
                                                                      ------------------------------------------
                  Total                                               12,350      11,448  12,163  11,677  11,334
             ---------------------------------------------------------------------------------------------------
             RAW STEEL CAPABILITY
              Continuous cast                                         12,800      12,800  12,500  11,990  11,850
                  Total production as % of total capability             96.5        89.4    97.3    97.4    95.6
             ---------------------------------------------------------------------------------------------------
             HOT METAL PRODUCTION                                     10,591       9,716  10,521  10,328   9,972
             ---------------------------------------------------------------------------------------------------
             COKE PRODUCTION                                           5,757/(a)/  6,777   6,770   6,777   6,425
             ---------------------------------------------------------------------------------------------------
             IRON ORE PELLETS  MINNTAC, MN
              Shipments -                                             16,319      14,962  15,218  16,174  15,911
             ---------------------------------------------------------------------------------------------------
             COAL PRODUCTION
              Metallurgical coal/(b)/                                  7,528       7,283   7,509   7,424   8,142
              Steam coal/(b)(c)/                                           -           -       -       -   2,444
                                                                      ------------------------------------------
                  Total                                                7,528       7,283   7,509   7,424  10,586
             ---------------------------------------------------------------------------------------------------
             COAL SHIPMENTS/(b)(c)/                                    7,811       7,117   7,502   7,698  10,980
             ---------------------------------------------------------------------------------------------------
             STEEL SHIPMENTS BY PRODUCT
              Sheet and semi-finished steel products                   8,170       8,677   8,721   7,988   7,613
              Tubular, plate and tin mill products                     3,473       2,695   2,657   2,580   2,356
                                                                      ------------------------------------------
                  Total                                               11,643      11,372  11,378  10,568   9,969
                  Total as % of domestic steel industry                 10.9        11.3    11.7    11.1    11.3
             ---------------------------------------------------------------------------------------------------
             STEEL SHIPMENTS BY MARKET
              Steel service centers                                    2,746       2,831   2,564   2,780   2,831
              Transportation                                           1,758       1,721   1,636   1,952   1,771
              Further conversion:
               Joint ventures                                          1,568       1,542   1,332   1,308   1,074
               Trade customers                                         1,378       1,227   1,084   1,058   1,150
              Containers                                                 856         874     857     962     835
              Construction                                               994         865     671     722     667
              Oil, gas and petrochemicals                                810         746     748     367     342
              Export                                                     453         493   1,515     355     327
              All other                                                1,080       1,073     971   1,064     972
                                                                      ------------------------------------------
                  Total                                               11,643      11,372  11,378  10,568   9,969
             ---------------------------------------------------------------------------------------------------

             /(a)/ The reduction in coke production in 1997 reflected U. S.
                   Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton (Pa.) Works.
             /(b)/ The Maple Creek Coal Mine, which was idled in January 1994 and sold in June 1995, produced 1.0 million net tons of metallurgical coal and 0.7 million net tons of steam coal in 1993.
             /(c)/ The Cumberland Coal Mine, which was sold in June 1993, produced 1.6 million net tons in 1993 prior to the sale.

             Five-Year Financial Summary

             (Dollars in millions, except as noted)                     1997      1996         1995          1994          1993
             ------------------------------------------------------------------------------------------------------------------
             REVENUES
              Steel and related businesses
               Sheet and semi-finished
                steel products                                       $ 3,820   $ 3,677      $ 3,623      $  3,335      $  3,082
               Tubular, plate and tin mill products                    1,754     1,635        1,677         1,518         1,302
               Raw materials (coal, coke and iron ore)                   671       757          731           754           740
               All other                                                 548       411          369           313           403
                                                                     ----------------------------------------------------------
                  Subtotal steel and related businesses                6,793     6,480        6,400         5,920         5,527
              Steel and related  equity affiliates                        53        55           80            50            (2)
                                                                     ----------------------------------------------------------
                Total steel and related                                6,846     6,535        6,480         5,970         5,525
              Administrative and other businesses                         95        82           77           171           297
              Gain on affiliate stock offering                             -        53            -             -             -
                                                                     ----------------------------------------------------------
                 Total revenues                                      $ 6,941   $ 6,670/(a)/ $ 6,557/(a)/ $  6,141/(a)/ $  5,822/(a)/

             ------------------------------------------------------------------------------------------------------------------
             INCOME FROM OPERATIONS
              Steel and related businesses                           $   522   $   167      $   412      $    228      $    186
              Steel and related  equity affiliates                        53        55           80            50            (2)
                                                                     ----------------------------------------------------------
                Total steel and related                                  575       222          492           278           184
              Administrative and other businesses                        198       208          106           110           (81)
              Gain on affiliate stock offering                             -        53            -             -             -
              Restructuring charges                                        -         -            -             -           (42)
              Impairment of long-lived assets                              -         -          (16)            -             -
                                                                     ----------------------------------------------------------
                 Total income from operations                            773       483/(a)/     582/(a)/      388/(a)/       61/(a)/


              Net interest and other financial costs                      87       116          129           140           271
              Provision (credit) for income taxes                        234        92          150            47           (41)
             ------------------------------------------------------------------------------------------------------------------
             INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
               and Cumulative Effect of Change in
               Accounting Principle                                  $   452   $   275      $   303      $    201      $   (169)
              Per common share - basic (in dollars)                     5.24      3.00         3.53          2.35         (2.96)
                               - diluted (in dollars)                   4.88      2.97         3.43          2.33         (2.96)

             NET INCOME (LOSS)                                       $   452   $   273      $   301      $    201      $   (238)
              Per common share - basic (in dollars)                     5.24      2.98         3.51          2.35         (4.04)
                               - diluted (in dollars)                   4.88      2.95         3.41          2.33         (4.04)
             ------------------------------------------------------------------------------------------------------------------
             BALANCE SHEET POSITION AT YEAR-END
              Current assets                                         $ 1,531   $ 1,428      $ 1,444      $  1,780      $  1,562
              Net property, plant and equipment                        2,496     2,551        2,512         2,536         2,653
              Total assets                                             6,694     6,580        6,521         6,480         6,629
              Short-term debt                                             67        91          101            21            11
              Other current liabilities                                1,267     1,208        1,418         1,246         1,612
              Long-term debt                                             456     1,014          923         1,432         1,551
              Employee benefits                                        2,338     2,430        2,424         2,496         2,491
              Trust preferred securities and
               preferred stock of subsidiary                             248        64           64            64             -
              Common stockholders' equity                              1,779     1,559        1,337           913           585
                Per share (in dollars)                                 20.56     18.37        16.10         12.01          8.32
             ------------------------------------------------------------------------------------------------------------------
             CASH FLOW DATA
              Net cash from operating activities                     $   470   $    86      $   587      $     78      $     90
              Capital expenditures                                       261       337          324           248           198
              Disposal of assets                                         420       161           67            19           291
              Dividends paid                                              96       104           93            98            85
             ------------------------------------------------------------------------------------------------------------------
             EMPLOYEE DATA/(b)/
              Total employment costs                                 $ 1,417   $ 1,372      $ 1,381      $  1,402      $  1,267
              Average employment cost
               (dollars per hour)                                      31.63     30.35        31.24         31.15         28.09
              Average number of employees                             20,683    20,831       20,845        21,310        21,527
              Number of pensioners at year-end                        93,952    96,510       99,062       101,732       104,607
             ------------------------------------------------------------------------------------------------------------------
             STOCKHOLDER DATA AT YEAR-END
              Number of common shares
               outstanding (in millions)                                86.6      84.9         83.0          76.0          70.3
              Registered shareholders (in thousands)                    65.1      71.0         76.7          81.2          84.3
              Market price of common stock                           $31.250   $31.375      $30.750      $ 35.500      $ 43.250
             ------------------------------------------------------------------------------------------------------------------

             /(a)/ Reclassified to conform to 1997 classifications.
             /(b)/ Excludes employee related costs attributed to restructuring charges.

             Management's Discussion and Analysis


                The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The U. S. Steel Group also includes the management of mineral resources, domestic coal mining and engineering and consulting services (together with U. S. Steel, the "Steel & Related Businesses"). Steel & Related Equity Affiliates includes joint ventures such as USS/Kobe Steel Ltd. ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), and Transtar Inc. Other businesses that are part of the U.
             S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.

                In 1997, U. S. Steel Group's income from operations increased primarily due to higher average steel product prices, higher shipments and a benefit of $40 million from insurance settlement payments related to a 1996 blast furnace hearth breakout.

                Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data Disclosures About Forward-Looking Statements USX Form 10-K.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

                REVENUES for each of the last three years are summarized in the following table:

             (Dollars in millions)                          1997         1996     1995
             ---------------------------------------------------------------------------
             Steel & Related Businesses                     $6,793      $6,480    $6,400
             Steel & Related-Equity Affiliates                  53          55        80
                                                            ------      ------    ------
                 Subtotal-Steel & Related                    6,846       6,535     6,480
             Administrative & Other Businesses                  95          82        77
             Gain on Affiliate Stock Offering/(a)/               -          53         -
                                                            ------      ------    ------
               Total revenues/(b)/                          $6,941      $6,670    $6,557
             ---------------------------------------------------------------------------

             /(a)/ For further details, see Note 6 to the U. S. Steel Group Financial Statements.
             /(b)/ Consists of sales, affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income. Amounts for 1996 and 1995 were reclassified in 1997 to include affiliate income, gain on affiliate stock offering and other income.

                Total revenues increased by $271 million in 1997 from 1996. The increase primarily reflects higher average realized prices and higher steel shipment volumes. Total revenues increased by $113 million in 1996 from 1995. The increase in 1996 resulted primarily from an improved steel product mix and higher raw material selling prices, partially offset by lower steel product prices. Steel shipments in 1996 were essentially unchanged compared with 1995.

             Management's Discussion and Analysis CONTINUED

                INCOME FROM OPERATIONS and certain items included in income from operations for the last three years are set forth in the following table:

             (Dollars in millions)                                           1997        1996         1995
             ---------------------------------------------------------------------------------------------
             Total income from operations/(a)/                               $ 773       $ 483      $ 582
             Less: Certain favorable (unfavorable) items:                                   -          -
              Effect of adoption of SOP 96-1/(b)/                              (20)         -          -
              Gain on asset sale/(c)/                                           15          -          -
              Certain other environmental accrual adjustments  net              11          -          -
              Gain on affiliate stock offering/(d)/                             -           53         -
              Certain Gary Works blast furnace repairs/(e)/                     -          (39)       (34)
              Employee reorganization charges/(f)/                              -          (13)        -
              Certain legal accruals                                            -           -         (44)
              Adjustments for certain employee-related costs                    -           -          18
              Impairment of long-lived assets/(g)/                              -           -         (16)
                                                                             -----       -----       -----
              Income from operations adjusted to exclude above items         $ 767       $ 482      $ 658
              --------------------------------------------------------------------------------------------

             /(a)/ Consists of operating income, affiliate income, net gains on disposal of investments, gain on affiliate stock offering and other income. Amounts for 1996 and 1995 were reclassified in 1997 to include affiliate income, gain on affiliate stock offering and other income. See Note 9 to the Consolidated Financial Statements for a discussion of operating income.
             /(b)/ Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1-"Environmental Remediation Liabilities", which provides additional guidance on recognition, measurement and disclosure of remediation liabilities. For further details, see Note 3 to the U. S. Steel Group Financial Statements.
             /(c)/ Reflects the sale of the plate mill at the U. S. Steel Group's former Texas Works.
             /(d)/ See Note 6 to the U. S. Steel Group Financial Statements. /(e)/ Amounts in 1996 and 1995 reflect repair of damages at Gary
                    Works incurred during a hearth breakout at the No. 13 blast furnace on April 2, 1996, and in an explosion at the No. 8 blast furnace on April 5, 1995, respectively.
             /(f)/ Primarily related to employee costs associated with workforce reduction programs.
             /(g)/ Related to adoption of Statement of Financial Accounting Standards No. 121-"Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").

                Adjusted income from operations for the U. S. Steel Group
             increased $285 million in 1997 from 1996, primarily due to higher results from Steel and Related Businesses. Adjusted income from operations decreased $176 million in 1996 from 1995, primarily due to lower results from Steel and Related Businesses.

                The U. S. Steel Group's income from operations for the last three years was:

             (Dollars in millions)                        1997        1996      1995
             ------------------------------------------------------------------------
             Steel & Related Businesses                   $ 522       $ 167     $ 412
             Steel & Related-Equity Affiliates               53          55        80
                                                          -----       -----     -----
              Subtotal-Steel & Related                      575         222       492
             Administrative & Other Businesses              198         208       106
             Gain on Affiliate Stock Offering/(a)/           -           53        -
             Impairment of long-lived assets                 -           -        (16)
                                                          -----       -----     -----
              Total income from operations/(b)/           $ 773       $ 483     $ 582
             ------------------------------------------------------------------------

             /(a)/ For further details, see Note 6 to the U. S. Steel Group Financial Statements.
             /(b)/ Amounts in 1996 and 1995 were reclassified in 1997 to include other income.

                Income from operations for Steel & Related Businesses increased
             $355 million in 1997 from 1996. Results in 1997 included $15 million on the sale of the plate mill at U. S. Steel's former Texas Works. Results in 1996 included $39 million of charges related to repair of the Gary (Ind.) Works No. 13 blast furnace and $13 million of charges related to a voluntary workforce reduction at the Fairless (Pa.) Works. Excluding these items, Steel & Related Businesses income from operations increased $288 million in 1997 compared to 1996. The increase was primarily due to higher steel shipments, higher average realized steel prices, improved operating efficiencies, including the full year availability of the

             Management's Discussion and Analysis CONTINUED

             No. 13 blast furnace, and a benefit of $40 million in insurance settlement payments related to the 1996 hearth breakout. These improvements were partially offset by higher 1997 accruals for profit sharing.

                Income from operations for Steel & Related Businesses decreased
             $245 million in 1996 from 1995. Results in 1995 included $34 million of charges related to repairs of the Gary Works No. 8 blast furnace which was damaged by an explosion, $37 million of charges related to the settlement of the Pickering litigation and other litigation accrual adjustments, and an $18 million favorable accrual adjustment for certain employee-related costs. Excluding these items, income from operations decreased $246 million in 1996 compared to 1995. The decrease was mainly due to lower average steel product prices, cost inefficiencies and reduced shipments related to outages at U. S. Steel's three largest blast furnaces including lost sales from the unplanned blast furnace outage, partially offset by improved product mix and decreased profit sharing accruals.

                The Gary Works No. 13 blast furnace, which represents about half of Gary Works iron producing capacity and roughly one-fourth of U.
             S. Steel's iron capacity, was idled on April 2, 1996 due to a hearth breakout. In addition to direct repair costs, operating results were adversely affected by production inefficiencies at Gary, as well as at other U. S. Steel plants, reduced shipments and higher costs for purchased iron and semifinished steel. The total effect of this unplanned outage on 1996 income from operations is estimated to have been more than $100 million. USX maintained property damage and business interruption insurance coverages for the No. 13 blast furnace hearth breakout and the 1995 Gary Works No. 8 blast furnace explosion, subject to a $50 million deductible per occurrence for recoverable items. In 1997, the insurance companies and USX settled the Gary Works No. 13 blast furnace loss for $40 million in excess of the deductible. On October 4, 1996, USX filed litigation in Lake County, Indiana, Superior Court against its insurers related to the No. 8 blast furnace explosion. The timing of the resolution of this litigation and the outcome cannot be predicted at this time.

                Income from operations for Steel and Related-Equity Affiliates decreased $2 million in 1997 from 1996. The decrease was mainly due to significant losses incurred by USS/Kobe, partially offset by higher income generated from USS-POSCO. Income from operations for Steel and Related-Equity Affiliates decreased $25 million in 1996 from 1995. The decrease was mainly due to lower income from USS/Kobe and PRO-TEC.

                Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the
             U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Income from operations for Administrative and Other Businesses decreased $10 million in 1997 from 1996. Income from operations for Administrative and Other Businesses included charges of $9 million related to environmental accruals and the adoption of SOP 96-1. Excluding these charges, income from operations was virtually unchanged in 1997 from 1996. Income from operations for Administrative and Other Businesses increased $102 million in 1996 from 1995. Income from operations in 1995 included a $16 million noncash charge related to the adoption of Statement of Financial Accounting Standards No. 121-"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (See Note 5 to the U. S. Steel Group Financial Statements for further details) and $7 million in other litigation accrual adjustments. Excluding these charges, income from operations increased $79 million in 1996 from 1995, primarily due to higher pension credits of approximately $35 million referred to below and higher income from USX Credit. USX Credit recognized income from operations of $14 million and $7 million in 1997 and 1996, respectively, compared to an operating loss of $14 million in 1995.

                The pension credits referred to in Administrative and Other
             Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $149 million, $159 million and $132 million in 1997, 1996 and 1995, respectively. The decrease in 1997 primarily reflected a reduction in the expected long-term rate of

             Management's Discussion and Analysis CONTINUED

             return on plan assets from 10 percent to 9.5 percent, partially offset by an increase in the market related value of plan assets and an increase in the assumed discount rate from 7.0 percent to
             7.5 percent. The increase in 1996 from 1995 primarily reflected a decrease in the assumed discount rate and an increase in the market-related value of plan assets. In 1998, net pension credits are expected to be approximately $200 million. See Note 13 to the
             U. S. Steel Group Financial Statements. To the extent that these credits decline in the future, income from operations would be adversely affected.


                NET INTEREST AND OTHER FINANCIAL COSTS for each of the last three years are summarized in the following table:

             (Dollars in millions)                          1997   1996    1995
             -------------------------------------------------------------------
             Net interest and other financial costs         $  87  $ 116   $ 129
             Less:
              Favorable (unfavorable) adjustments to
                carrying value of Indexed Debt/(a)/            10     (6)     -
                                                            -----  -----   -----

             Net interest and other financial costs
                adjusted to exclude above item              $  97  $ 110   $ 129
             -------------------------------------------------------------------

             /(a)/ In December 1996, USX issued $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt") indexed to the price of RMI Titanium Company ("RMI") common stock. At maturity, USX must exchange these notes for shares of RMI common stock, or redeem the notes for the equivalent amount of cash. The carrying value of Indexed Debt is adjusted quarterly to settlement value, based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

                Adjusted net interest and other financial costs decreased by $13 million in 1997 as compared with 1996, and by $19 million in 1996 as compared with 1995, due primarily to lower average debt levels.

                The PROVISION FOR ESTIMATED INCOME TAXES in 1997 increased compared to 1996 due to improved operations, a reduction in estimated tax credits other than foreign tax credits (primarily nonconventional fuel source credits) and an increase in estimated state income tax expense. A significant portion of the reduction in the nonconventional fuel source credits resulted from U. S. Steel Group's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton (Pa.) Works (See Note 16 to the U. S. Steel Group Financial Statements for additional discussion). For further discussion on income taxes, see Note 15 to the U. S. Steel Group Financial Statements.

                The EXTRAORDINARY LOSSES on extinguishment of debt of $2 million in both 1996 and 1995 represent the portion of the losses on early extinguishment of USX debt attributed to the U. S. Steel Group. For additional information, see Note 7 to the U. S. Steel Group Financial Statements.

                NET INCOME in 1997 was $452 million, compared with net income of
             $273 million in 1996 and net income of $301 million in 1995. Net income increased $179 million in 1997 from 1996, compared with a decrease of $28 million in 1996 from 1995. The changes in net income primarily reflect the factors discussed above.

                NONCASH CREDIT FROM EXCHANGE OF PREFERRED STOCK totaled $10 million in 1997. On May 16, 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I, for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The noncash credit from exchange of preferred stock represents the difference between the carrying value of the 6.50% Preferred Stock ($192 million) and the fair value of the Trust Preferred Securities of USX Capital Trust I ($182 million), at the date of the exchange. For additional discussion on the exchange, see Note 21 to the U. S. Steel Group Financial Statements.

             Management's Discussion and Analysis CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CASH FLOWS AND LIQUIDITY

                CURRENT ASSETS at year-end 1997 increased $103 million from year-end 1996 primarily due to higher inventories and deferred income tax benefits.

                CURRENT LIABILITIES in 1997 increased $35 million from 1996 primarily due to increased accrued taxes.

                DEFERRED CREDITS AND OTHER LIABILITIES increased by $329 million from year-end 1996 due primarily to unamortized deferred gains of $244 million related to USX's entry in 1997 into a strategic partnership with two limited partners to acquire an interest in three coke batteries at the U. S. Steel Group's Clairton (Pa.) Works.

                TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December 31, 1997 of
             $523 million was $582 million lower than year-end 1996. U. S. Steel Group used excess cash generated from operating activities and assets sales, less capital expenditures, to reduce debt. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                NET CASH PROVIDED FROM OPERATING ACTIVITIES in 1997 was $470
             million compared with $86 million in 1996. The 1997 period included payments of $80 million in elective funding of retiree life insurance of union and nonunion participants, $70 million to the United Steelworkers of America ("USWA") Voluntary Employee Benefit Association Trust (VEBA) ($40 million represented prefunding for years 1998 and 1999), $49 million to fund the U. S. Steel Group's principal pension plan for the 1996 plan year and receipts of $40 million in insurance recoveries related to the 1996 hearth breakout. The 1996 period included a payment of $59 million to the Internal Revenue Service for certain agreed and unagreed adjustments relating to the tax year 1990, and a payment of $28 million related to settlement of the Pickering litigation. Excluding these items, net cash provided from operating activities increased $456 million in 1997 due mainly to increased profitability and favorable working capital changes.

                The U.S. Steel Group's net cash provided from operating
             activities in 1995 reflects payments of $169 million to fund the U.S. Steel Group's principal pension plan, $35 million to the USWA's VEBA, $28 million representing U.S. Steel's share of the amortized discount on USX's zero coupon debentures (see USX Consolidated Management's Discussion and Analysis of Cash Flows for further details) and $20 million as partial settlement in the Pickering litigation. Excluding these items, net cash provided from operating activities declined by $666 million in 1996 due mainly to unfavorable working capital changes, decreased profitability and lower distributions from equity affiliates.

                CAPITAL EXPENDITURES in 1997 included a blast furnace reline at
             Mon Valley Works, a new heat treat line for plates at Gary Works and additional environmental expenditures primarily at Gary Works. Capital expenditures in 1996 included a blast furnace reline and new galvanizing line at Fairfield Works, environmental expenditures primarily at Gary Works, and certain spending related to the Gary No. 13 blast furnace hearth breakout. Contract commitments for capital expenditures at year-end 1997 were $156 million, compared with $134 million at year-end 1996.

                Capital expenditures for 1998 are expected to be approximately
             $340 million including a reline of the Gary Works No. 6 blast furnace, an upgrade to the galvanizing line at Fairless Works, replacement of coke battery thruwalls at Gary Works, conversion of the Fairfield pipemill from blooms to rounds and additional environmental expenditures primarily at Fairfield Works and Gary Works.

                Net cash used in INVESTMENTS IN EQUITY AFFILIATES of $16 million reflected funding of equity affiliate capital projects (mainly the construction of a second galvanizing line at the PRO-TEC Coating Company joint venture), partially offset by dividends from equity affiliates. Investments in equity affiliates in 1996 and 1995 provided net cash of $11 million and $4 million, respectively.

             Management's Discussion and Analysis CONTINUED

                In 1998, net investments in equity affiliates are expected to be approximately $60 million, which mainly reflects funding for entry into a Slovakian joint venture with VSZ a.s. In February, 1998, the joint venture, doing business as VSZ U.S. Steel, s.r.o., took over ownership and commenced operation of an existing tin mill facility (VSZ's Ocel plant in Kosice) with an annual production capacity of 140,000 metric tons. The joint venture plans to add 200,000 annual metric tons of new tin mill production capacity in the next two years. See discussion of "Outlook" below for further details.

                The preceding statements concerning expected 1998 capital
             expenditures and investments in equity affiliates are forward-looking statements. These forward-looking statements are based on assumptions, which can be affected by (among other things) levels of cash flow from operations, unforeseen hazards such as weather conditions, explosions or fires, and delays in obtaining government or partner approval, which could delay the timing of completion of particular capital projects. In addition, levels of investments may be affected by the ability of equity affiliates to obtain external financing. Accordingly, actual results may differ materially from current expectations in the forward-looking statements.

                CASH FROM DISPOSAL OF ASSETS totaled $420 million in 1997, compared with $161 million in 1996 and $67 million in 1995. The 1997 proceeds included $361 million resulting from U. S. Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works (for additional information, see Note 16 to the U. S. Steel Group Financial Statements). The net effect of this transaction did not have a material impact on 1997 net income. The 1996 proceeds reflected the sale of U. S. Steel Group's investment in National-Oilwell and a portion of its investment in RMI common stock. The 1995 proceeds mainly reflected property sales.

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

                FINANCIAL OBLIGATIONS decreased by $567 million in 1997 compared with an increase of $77 million in 1996, and a decrease of $403 million in 1995. Financial obligations consist of the U.S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups as well as debt and financing agreements specifically attributed to the U.S. Steel Group. The decrease in 1997 primarily reflected the net effects of cash from operating activities, asset sales and capital expenditures. For a discussion of USX financing activities attributed to both groups, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

                In December 1996, USX issued Indexed Debt in the principal amount of $117 million or $21.375 per note, which was the market price per share of RMI common stock on November 26, 1996. At maturity, the Indexed Debt will be mandatorily exchangeable by USX into shares of RMI common stock (or for the equivalent amount of cash, at USX's option) at a defined exchange rate, which is based on the average market price of RMI common stock valued in January 2000. The carrying value of the notes is adjusted quarterly to settlement value, and any resulting adjustment is charged or credited to income and included in interest and other financial costs. The carrying value was adjusted to $113 million at December 31, 1997. Net proceeds from the issuance of the notes totaled approximately $113 million. This amount was reflected in its entirety in the U.S. Steel Group financial statements. For additional information, see Note 16 to the USX Consolidated Financial Statements.

                STEEL STOCK ISSUED totaled $48 million in 1997, $51 million in
             1996 and $218 million in 1995. This included a public offering of 5,000,000 shares in 1995 for net proceeds of $169 million, which was reflected in its entirety in the U. S. Steel Group Financial Statements.

             Management's Discussion and Analysis CONTINUED

             PENSION ACTIVITY

                In accordance with USX's long-term funding practice, which is designed to maintain an appropriate funded status, USX contributed $49 million in 1997 to fund the U.S. Steel Group's principal pension plan for the 1996 plan year. In 1995, net proceeds of $169 million from the public offering of 5,000,000 shares of Steel Stock were used to fund the U.S. Steel Group's principal pension plan for the 1994 and the 1995 plan years.

             DERIVATIVE INSTRUMENTS

                See Quantitative and Qualitative Disclosures About Market Risk
             for discussion of derivative instruments and associated market risk for U.S. Steel Group.


             LIQUIDITY

                For discussion of USX's liquidity and capital resources, see
             Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF ENVIRONMENTAL MATTERS, LITIGATION AND CONTINGENCIES

                The U.S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U.S. Steel Group's products and services, operating results will be adversely affected. The U.S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and the specific products and services it provides. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of the U.S. Steel Group could be adversely affected.

                The U.S. Steel Group's environmental expenditures for the last three years were/(a)/:

             (Dollars in millions)                 1997      1996      1995
             -------------------------------------------------------------------
             Capital                              $  43     $  90     $  55
             Compliance
              Operating & Maintenance               196       199       195
              Remediation/(b)/                       29        33        35
                                                  -----     -----     -----
             Total U.S. Steel Group               $ 268     $ 322     $ 285
             -------------------------------------------------------------------

             /(a)/ Based on previously established U.S. Department of Commerce survey guidelines.
             /(b)/ These amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries where permissible.

                The U.S. Steel Group's environmental capital expenditures
             accounted for 16%, 27% and 17% of total capital expenditures in 1997, 1996 and 1995, respectively.

                Compliance expenditures represented 4% of the U.S. Steel
             Group's total operating costs in 1997, 1996 and 1995. Remediation spending during 1995 to 1997 was mainly related to remediation activities at former and present operating locations. These projects include the remediation of the Grand Calumet River, and the closure and remediation of permitted hazardous and non-hazardous waste landfills.

                The Resource Conservation and Recovery Act ("RCRA") establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

             Management's Discussion and Analysis CONTINUED

                The U. S. Steel Group is in the study phase of RCRA corrective action programs at its Fairless Works and its former Geneva Works. A RCRA corrective action program has been initiated at its Gary Works and its Fairfield Works. Until the studies are completed at these facilities, USX is unable to estimate the cost of remediation activities, if any, that will be required.

                USX has been notified that it is a potential responsible party
             ("PRP") at 25 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1997. In addition, there are 16 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 39 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 28 to the U. S. Steel Group Financial Statements.

                In 1997, USX adopted American Institute of Certified Public
             Accountants Statement of Position No. 96-1- "Environmental Remediation Liabilities", which resulted in a $20 million charge. For additional information, see Note 3 to the U. S. Steel Group Financial Statements.

                New or expanded environmental requirements, which could increase the U. S. Steel Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the U. S. Steel Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1998. The
             U. S. Steel Group's capital expenditures for environmental controls are expected to be approximately $65 million in 1998 and are expected to be spent on projects primarily at Gary Works and Fairfield Works. Predictions beyond 1998 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $40 million in 1999; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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

             Management's Discussion and Analysis CONTINUED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                Average realized steel prices were 2.6% higher in 1997 versus
             1996 due primarily to U. S. Steel realizing higher prices for tubular and sheet products. In 1996, average realized steel prices were essentially unchanged versus 1995 as the impact of lower product prices was offset by improved product mix.

                Steel shipments were 11.6 million tons in 1997, and 11.4 million tons in 1996 and 1995. U. S. Steel Group shipments comprised approximately 11% of the domestic steel market through November 1997. Exports accounted for approximately 4% of U. S. Steel Group shipments in 1997, compared with 4% in 1996 and 13% in 1995.

                Raw steel production was 12.3 million tons in 1997, compared with 11.4 million tons in 1996 and 12.2 million tons in 1995. Raw steel production averaged 97% of capability in 1997, compared with 89% of capability in 1996 and 97% of capability in 1995. In 1996, raw steel production was negatively affected by an unplanned blast furnace outage at the Gary Works No. 13 blast furnace. U. S. Steel stated annual raw steel production capability was 12.8 millions tons in 1997 and 1996, and 12.5 million tons in 1995.

                Plate products accounted for 8% and 9% of U. S. Steel Group shipments in 1997 and 1996, respectively. On November 5, 1996, two other domestic steel plate producers filed antidumping cases with the U. S. Department of Commerce ("Commerce") and the International Trade Commission ("ITC") asserting that People's Republic of China, the Russian Federation, Ukraine, and South Africa have engaged in unfair trade practices with respect to the export of carbon cut-to-length plate to the United States. U. S. Steel Group has supported these cases. The Commerce issued final affirmative determination of dumping for each country in October 1997, finding substantial dumping margins on cut-to-length steel plate imports from these countries. In December 1997, the ITC voted unanimously that the United States industry producing cut-to-length carbon steel plate was injured due to imports of dumped cut-to-length plate from the four countries. The United States has negotiated suspension agreements that limit imports of cut-to-length carbon steel plate from the four countries to a total of approximately 440,000 tons per year for the next five years, a reduction of about two-thirds from 1996 import levels, and provide for an average 10-15% increase in import prices to remove the injurious impact of the imports. Any violation or abrogation of the suspension agreements will result in imposition of the dumping duties found by the Commerce.

                USX intends to file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group. For additional information regarding levels of imported steel, see discussion of "Outlook" below.

                U. S. Steel entered into a five and one-half year contract with the United Steelworkers of America ("USWA"), effective February 1, 1994, covering approximately 15,000 employees. The contract provided for reopener negotiations of specific payroll items. These negotiations were resolved by following the settlements reached by other major integrated producers (including the timing of a lump sum bonus payment in July 1999), with revised contract terms becoming effective as of February 1, 1997. This agreement expires on August 1, 1999.

                U. S. Steel Mining Company, LLC ("U. S. Steel Mining") entered into a five year contract with the United Mine Workers of America ("UMWA"), effective January 1, 1998, covering approximately 1,000 employees. The agreement reached followed that of other major mining companies.

                The U. S. Steel Group depreciates steel assets by modifying straight-line depreciation based on the level of production. Depreciation charges for 1997, 1996, and 1995 were 102%, 94%, and 102%, respectively, of straight-line depreciation based on production levels for each of the years. See Note 2 to the U. S. Steel Group Financial Statements.

             Management's Discussion and Analysis CONTINUED

             OUTLOOK

                The U. S. Steel Group presently anticipates that steel demand will remain relatively strong in 1998, and the outlook remains positive for the markets it serves. This market strength is dependent on continued strong demand for capital goods, oil and gas tubular products and consumer durables in domestic and international economies. Based on the continuing strong demand for its products, U. S. Steel Group announced in December 1997, price increases for plate and tubular products for spot market shipments scheduled for delivery after March 28, 1998, for plate and March 31, 1998, for tubular. In January 1998, price increases were also announced for sheet products affecting orders scheduled for shipment after April 1, 1998. These increases will not apply to shipments under long term contracts where prices were previously negotiated. However, growing domestic production for flat-rolled products (an estimated 4.6 million tons of additional production capability from new and existing sources is expected in 1998), continuing high levels of imports and a return to the market of a competitor following a lengthy strike, could have an adverse effect on U. S. Steel's product prices and shipment levels. In addition, uncertainties of the Asian economies could potentially impact the domestic markets, if Asian countries increase their level of steel exports to the United States.

                Steel imports to the United States accounted for an estimated
             24%, 23% and 21% of the domestic steel market in the first eleven months of 1997, and for the years 1996 and 1995, respectively. Steel imports of hot rolled, cold rolled and galvanized sheets as a percentage of total finished imports, increased 4% in the first eleven months of 1997, compared to the same period in 1996. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may have an adverse effect on product prices, shipment levels and results of operations.

                U. S. Steel Group shipments in the first quarter of 1998 are expected to be lower than in the fourth quarter of 1997 due to a seasonal industry decline in first quarter shipments. During the second and third quarters of 1998, raw steel production is expected to be reduced by a 100 day planned blast furnace reline at Gary Works. U. S. Steel expects to supplement raw steel production with the purchase of slabs from outside sources, which should allow it to maintain shipment levels during this planned outage.

                On February 5, 1998, U. S. Steel Group and VSZ a.s., Kosice,
             entered into a 50-50 joint venture in Kosice, Slovakia, for the production and marketing of tin mill products to serve an emerging Central European market. In February 1998, the joint venture, doing business as VSZ U. S. Steel, s. r.o., took over ownership and commenced operation of an existing tin mill facility (VSZ's Ocel plant in Kosice) with an annual production capacity of 140,000 metric tons. The joint venture plans to add 200,000 annual metric tons of new tin mill production capacity in the next two years.

                In 1997, U. S. Steel Group, through a subsidiary, United States
             Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., formed a joint venture for a slitting and warehouse facility in San Luis Potosi, Mexico. The joint venture will conduct business as Acero Prime and will service primarily the appliance industry. Construction will begin in 1998 with operations commencing in early 1999.

                The preceding statements concerning anticipated steel demand, steel pricing, purchasing slabs to supplement raw steel production and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by imports, domestic and international economies, domestic production capacity, availability of slabs, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

             Management's Discussion and Analysis CONTINUED

             YEAR 2000

                A task force has been established to identify all potential areas of risk and to make any required modifications as they relate to business computer systems, technical infrastructure, end-user computing, business partners, manufacturing, environmental operations, systems products produced and sold, and dedicated R&D test facilities. A Year 2000 impact assessment for all of the aforementioned areas is expected to be completed by the end of the first quarter 1998. The U. S. Steel Group technical software infrastructure for mainframe computers is essentially Year 2000 compliant; however, vendor software and other computing platforms are still in the process of being analyzed for compliance. The U.
             S. Steel Group is monitoring the compliance efforts of the entities with which it does business and is participating with steel industry and other trade associations to collectively address Year 2000 issues involving such entities. The U. S. Steel Group's objective is to achieve compliance by the end of 1998, and to use the year 1999 to validate and confirm Year 2000 compliance, including continued monitoring of progress by the U. S. Steel Group's business partners. Based on information available at this time, management believes that the incremental costs associated with achieving Year 2000 compliance will not be material to the operating results of the U. S. Steel Group.

                The discussion of the U. S. Steel Group's efforts, and
             management's expectations, relating to Year 2000 compliance are forward-looking statements. The U. S. Steel Group's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. The U. S. Steel Group has limited or no control over the actions of proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 compliance problems experienced by these entities could adversely affect the operating results of the
             U. S. Steel Group.

             ACCOUNTING STANDARDS

                In June 1997, the Financial Accounting Standards Board issued two new accounting standards:

                Statement of Financial Accounting Standards No. 130, "Reporting
             Comprehensive Income" requires that companies report all recognized changes in assets and liabilities that are not the result of transactions with owners, including those that are not reported in net income. USX plans to adopt the standard, effective with its 1998 financial statements, as required.

                Statement of Financial Accounting Standards No. 131,
             "Disclosures about Segments of an Enterprise and Related Information" introduces a "management approach" for identifying reportable industry segments of an enterprise. USX plans to adopt the standard, effective with its 1998 financial statements, as required.

             The Steel Group
             Quantitative and Qualitative Disclosures About Market Risk

             MANAGEMENT OPINION CONCERNING DERIVATIVE INSTRUMENTS

                USX employs a strategic approach of limiting its use of
             derivative instruments to hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. Based on this approach, combined with risk assessment procedures and internal controls, management believes that its use of derivative instruments does not expose the U. S. Steel Group to material risk. The U. S. Steel Group's use of derivative instruments for hedging activities could materially affect the U.
             S. Steel Group's results of operations in particular quarterly or annual periods. This is primarily because use of such instruments may limit the company's ability to benefit from favorable price movements. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 2 to the U. S. Steel Group Financial Statements.

             COMMODITY PRICE RISK

                In the normal course of its business, the U. S. Steel Group is exposed to market risk, or price fluctuations related to the production and sale of steel products. To a lesser extent, the U.
             S. Steel Group is exposed to price risk related to the purchase, production or sale of coal and coke and the purchase of natural gas, steel scrap and certain metals used as raw materials. The U.
             S. Steel Group is also exposed to effects of price fluctuations on the value of its raw material and steel product inventories.

                The U. S. Steel Group's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, the U. S. Steel Group uses derivative commodity instruments (primarily over-the-counter commodity swaps) to manage exposure to market risk related to the purchase of natural gas. The use of these instruments has not been significant in relation to the U. S. Steel Group's overall business activity.

                Sensitivity analyses of the incremental effect on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of December 31, 1997, are provided in the following table:/(a)/

              (Dollars in millions)
             ----------------------------------------------------------------------------------
                                                                 INCREMENTAL DECREASE
                                                             IN PRETAX INCOME ASSUMING A
                                                          HYPOTHETICAL PRICE DECREASE OF/(a)/
              Derivative Commodity Instruments/(b)/             10%              25%
             ----------------------------------------------------------------------------------
              Natural gas                                     $1.1             $2.8
             ----------------------------------------------------------------------------------

         /(a)/ Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical decreases in closing commodity prices for each open contract position at December 31, 1997. The
               U. S. Steel Group evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to December 31, 1997, would cause future pretax income effects to differ from those presented in the table.
         /(b)/ During 1997, the U. S. Steel Group made limited use of derivative commodity swaps to hedge against price changes for zinc used as a raw material. There were no open commodity swaps on zinc or other nonferrous metals at December 31, 1997.

                While these derivative commodity instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. The U. S. Steel Group recorded net pretax hedging gains of $5 million in 1997, compared with pretax gains of $21 million in 1996 and pretax losses of $15 million in 1995. These gains and losses were offset by changes in the realized prices of the underlying hedged natural gas. For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 26 to the U. S. Steel Group Financial Statements.

             Quantitative and Qualitative Disclosures
             About Market Risk CONTINUED

             INTEREST RATE RISK

                USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1997 interest rates on the fair value of the
             U. S. Steel Group's specifically attributed non-derivative financial instruments and the U. S. Steel Group's portion of USX's non-derivative financial instruments attributed to all groups, is provided in the following table:

             (Dollars in millions)
             --------------------------------------------------------------------------------------------------------------------
                                                                                                                   Incremental
                                                                                                                   Increase in
                                                                                          Carrying      Fair         Fair
             Non-Derivative Financial Instruments/(a)/                                   Value /(b)/   Value /(b)/  Value /(c)/
             --------------------------------------------------------------------------------------------------------------------
             Financial assets:
              Investments and long-term receivables/(d)/                                  $    34      $   34      $    --
             ------------------------------------------------------------------------------------------------------------------
             Financial liabilities:
              Long-term debt (including amounts due within one year)/(e)/                 $   412     $   448      $    11
              Preferred stock of subsidiary/(f)/                                               66          67            6
              USX obligated mandatorily redeemable convertible preferred
               securities of a subsidiary trust/(g)/                                          182         181           17
                                                                                          -------     -------      -------
             Total                                                                        $   660     $   696      $    34
             ------------------------------------------------------------------------------------------------------------------

         /(a)/ Fair values of receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
         /(b)/ At December 31, 1997. For additional discussion, see Note
               27 to the U. S. Steel Group Financial Statements.
         /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1997, on the fair value of non-derivative financial instruments. For financial liabilities this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1997.
         /(d)/ For additional information, see Note 16 to the U. S. Steel
               Group Financial Statements.
         /(e)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 10 to the U. S. Steel Group Financial Statements.
         /(f)/ In 1994, USX Capital LLC, a wholly owned subsidiary of USX, sold 10,000,000 shares of 8-3/4% Cumulative Monthly Income Preferred Shares. For further discussion, see Note 25 to the Consolidated Financial Statements.
         /(g)/ In 1997, USX exchanged 3.9 million 6.75% Convertible
               Quarterly Income Preferred Securities of USX Capital Trust I, a Delaware statutory business trust, for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock. For further discussion, see Note 21 to the U. S. Steel Group Financial Statements.

                At December 31, 1997, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $11 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

             Quantitative and Qualitative Disclosures About Market Risk
             CONTINUED


             EQUITY PRICE RISK

                The U. S. Steel Group is subject to equity price risk resulting from USX's issuance in December 1996 of $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt"). At maturity, USX must exchange the notes for shares of RMI Titanium Company ("RMI") common stock, or redeem the notes for the equivalent amount of cash. Each quarter, USX adjusts the carrying value of Indexed Debt to settlement value, based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. During 1997, the U. S. Steel Group recorded adjustments of $16 million favorable in the first quarter, $10 million unfavorable in the second quarter and $4 million favorable in the fourth quarter. At year-end 1997, a hypothetical 10% increase in the value of RMI common stock would have resulted in a $4 million unfavorable effect on pretax income. USX holds a 27% interest in RMI which is accounted for under the equity method. At December 31, 1997, this investment in RMI common stock had a fair market value of $110 million and a carrying value of $56 million. The unfavorable effects on income described above would generally be offset by changes in the market value of USX's investment in RMI. However, under the equity method of accounting, USX cannot recognize in income these changes in the market value until the investment is liquidated.

             SAFE HARBOR

                       The U. S. Steel Group's quantitative and qualitative
             disclosures about market risk include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements are accompanied by cautionary language identifying important factors (particularly the underlying assumptions and limitations disclosed in footnotes to the tables), though not necessarily all such factors, that could cause future outcomes to differ materially from those projected.

                Forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments are based on certain assumptions with respect to market prices and industry supply of and demand for steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the U. S. Steel Group's hedging programs may differ materially from those discussed in the forward-looking statements.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of USX required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in USX's Proxy Statement dated March 9, 1998, for the 1998 Annual Meeting of Stockholders.

     The executive officers of USX or its subsidiaries and their ages as of February 1, 1998, are as follows:

USX - Corporate
 Albert E. Ferrara, Jr.........................   49   Vice President-Strategic Planning
 Edward F. Guna................................   49   Vice President & Treasurer
 Robert M. Hernandez...........................   53   Vice Chairman & Chief Financial Officer
 Kenneth L. Matheny............................   50   Vice President & Comptroller
 Dan D. Sandman................................   49   General Counsel, Secretary and Senior Vice President-Human Resources
                                                       & Public Affairs
 Terrence D. Straub............................   52   Vice President-Governmental Affairs
 Thomas J. Usher...............................   55   Chairman of the Board of Directors & Chief Executive Officer
 Charles D. Williams...........................   62   Vice President-Investor Relations

USX - Marathon Group
 Ronald G. Becker..............................   44   Vice President-Natural Gas & Crude Oil Sales - Marathon Oil Company
 Victor G. Beghini.............................   63   Vice Chairman-Marathon Group and President-Marathon Oil Company
 Carl P. Giardini..............................   62   Executive Vice President-Exploration & Production-Marathon Oil Company
 Jerry Howard..................................   49   Vice President-Human Resources & Environment-Marathon Oil Company
 Ron S. Keisler................................   51   Senior Vice President-Worldwide Exploration-Marathon Oil Company
 William F. Madison............................   55   Senior Vice President-Worldwide Production-Marathon Oil Company
 John V. Parziale..............................   57   Senior Vice President-Planning & Technical Resources-Marathon Oil Company
 William F. Schwind, Jr........................   53   General Counsel & Secretary-Marathon Oil Company
 John P. Surma.................................   43   Senior Vice President-Finance & Administration and Controller
                                                       -Marathon Oil Company

USX - U. S. Steel Group
 Charles G. Carson, III........................   55   Vice President-Environmental Affairs
 John J. Connelly..............................   52   Vice President-International Business
 Roy G. Dorrance...............................   52   Executive Vice President-Sheet Products
 Charles C. Gedeon.............................   57   Executive Vice President-Raw Materials & Diversified Businesses
 Gretchen R. Haggerty..........................   42   Vice President-Accounting & Finance
 Bruce A. Haines...............................   53   Vice President-Technology & Management Services
 J. Paul Kadlic................................   57   Vice President-Sales
 Donald M. Laws................................   62   General Counsel
 Thomas W. Sterling, III.......................   50   Vice President-Employee Relations
 Paul J. Wilhelm...............................   55   President-U. S. Steel Group

     All of the executive officers have held management or professional positions with USX or its subsidiaries for more than the past five years, with the exception of John P. Surma, who was a partner of Price Waterhouse LLP for more than five years prior to joining USX in 1997.

Item 11.  MANAGEMENT REMUNERATION

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in USX's Proxy Statement dated March 9, 1998, for the 1998 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in USX's Proxy Statement dated March 9, 1998, for the 1998 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in USX's Proxy Statement dated March 9, 1998, for the 1998 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      A.   Documents Filed as Part of the Report
      1.   Financial Statements
           Financial Statements filed as part of this report are listed on the Index to Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk of USX Consolidated, the Marathon Group and the U.
           S. Steel Group, immediately preceding pages U-1, M-1 and S-1, respectively.

      2.   Financial Statement Schedules and Supplementary Data
               Financial Statement Schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

               Supplementary Data -
                 Summarized Financial Information of Marathon Oil Company is provided on page 62. Disclosures About Forward-Looking Statements are provided beginning on page 63.

      B.   Reports on Form 8-K

               Form 8-K dated October 22, 1997, reporting under Item 2. Acquisition or Disposition of Assets, that USX entered a definitive agreement to sell its stock in Delhi Gas Pipeline Corporation and the other subsidiaries of USX that comprise all of the Delhi Group.

               Form 8-K dated December 12, 1997, reporting under Item 5. Other Events, that representatives of USX Corporation, Marathon Oil Company and Ashland Inc. had signed definitive agreements to formally create Marathon Ashland Petroleum LLC.

               Form 8-K dated December 23, 1997, reporting under Item 5. Other Events, that USX Corporation gave notice pursuant to its Restated Certificate of Incorporation of the redemption of all of the outstanding shares of the USX-Delhi Group Common Stock on January 26, 1998, at a price of $20.60 per share.

               Form 8-K dated January 1, 1998, reporting under Item 5. Other Events, the closing of the transaction that formed the refining, marketing, and transportation company, Marathon Ashland Petroleum LLC.

               Form 8-K dated February 27, 1998, reporting under Item 5. Other Events the audited Financial Statements and Supplementary Data for USX Corporation for the fiscal year ended December 31, 1997, together with the related Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and reports of the independent accountants.

      C.   Exhibits

Exhibit No.

     2.   Plan of Acquisition, Reorganization, Arrangement
          Liquidation or Succession
          (a) Stock Purchase and Sale Agreement..........     Incorporated by reference to Exhibit 2 to the USX
                                                              Form 8-K dated October 22, 1997.


    3.   Articles of Incorporation and By-Laws
     (a)  USX Restated Certificate of
          Incorporation dated September 1, 1996............................   Incorporated by reference to Exhibit 3.1 to
                                                                              the USX Report on Form 10-Q for the
                                                                              quarter ended March 31, 1997.

     (b) USX By-Laws, effective
         as of July 30, 1996...............................................   Incorporated by reference to Exhibit 3(a) to
                                                                              the USX Report on Form 10-Q for the
                                                                              quarter ended June 30, 1996.

4.   Instruments Defining the Rights of
     Security Holders, Including Indentures
     (a) Credit Agreement dated as of
         August 18, 1994, as amended by an Amended
         and Restated Credit Agreement dated
         August 7, 1996....................................................   Incorporated by reference to Exhibit 4(a) to
                                                                              USX Reports on Form 10-Q for the quarters
                                                                              ended September 30, 1994, and June 30, 1996.

     (b) Amended and Restated Rights Agreement.............................   Incorporated by reference to Form 8
                                                                              Amendment to Form 8-A filed on October 5, 1992.

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

      (b) USX 1990 Stock Plan, As
          Amended April 29, 1997...........................................   Incorporated by reference to Annex I to the USX
                                                                              Proxy Statement dated March 10, 1997.

      (c) USX Annual Incentive Compensation
          Plan, As Amended March 26, 1991..................................   Incorporated by reference to Exhibit 10(d) to the
                                                                              USX Form 10-K for the year ended December 31, 1991.

      (d) USX Senior Executive Officer Annual
          Incentive Compensation Plan, As Amended
          January 30, 1995.................................   Incorporated by reference to Exhibit 10(e) to the
                                                              USX Form 10-K for the year ended December 31, 1994.

      (e) Marathon Oil Company Annual Incentive
          Compensation Plan................................   Incorporated by reference to Exhibit 10(e) to the
                                                              USX Form 10-K for the year ended December 31, 1992.

      (f) USX Executive Management
          Supplemental Pension Program, As Amended
          October 1, 1996..................................   Incorporated by reference to Exhibit 10(f) to the
                                                              USX form 10-K for the year ended December 31, 1996.

      (g) USX Supplemental Thrift Program, As Amended
          November 1, 1994.................................   Incorporated by reference to Exhibit 10(h) to the
                                                              USX Form 10-K for the year ended December 31, 1994.
      (h) Limited Liability Company Agreement
          of Marathon Ashland Petroleum LLC
          dated January 1, 1998............................   Incorporated by reference to Exhibit 10.1 of
                                                              USX Form 8-K dated January 1, 1998.

      (i) Put/Call, Registration Rights and Standstill
          Agreement of Marathon Ashland Petroleum LLC
          dated January 1, 1998............................   Incorporated by reference to Exhibit 10.2 of USX
                                                              Form 8-K dated January 1, 1998.

      (j) Form of agreements Between the Corporation and
          Various Officers.................................   Incorporated by reference to Exhibit 10(h) to the
                                                              USX Form 10-K for the year ended December 31, 1995.

      (k) USX Deferred Compensation Plan
          For Non-Employee Directors
          effective January 1, 1997........................   Incorporated by reference to Exhibit 10 (K) to the
                                                              USX Form 10-K for the years ended December 31, 1996.

   12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

   12.2  Computation of Ratio of Earnings to Fixed Charges

   21.   List of Significant Subsidiaries

   23.   Consent of Independent Accountants

   27.   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 4, 1998.

                                USX CORPORATION

                  By  /s/ Kenneth L. Matheny
                      ------------------------------
                               Kenneth L. Matheny
                          Vice President & Comptroller

                  Signature                                                 Title
                  ---------                                                 -----

                                                               Chairman of the Board of Directors,
/s/            Thomas J. Usher                                 Chief Executive Officer and Director
--------------------------------------
               Thomas J. Usher
                                                                Vice Chairman & Chief Financial Officer
/s/          Robert M. Hernandez                                          and Director
--------------------------------------
             Robert M. Hernandez

/s/          Kenneth L. Matheny                                    Vice President & Comptroller
--------------------------------------
               Kenneth L. Matheny

/s/            Neil A. Armstrong                                              Director
--------------------------------------
               Neil A. Armstrong

/s/            Victor G. Beghini                                              Director
--------------------------------------
               Victor G. Beghini

/s/            Jeanette G. Brown                                              Director
--------------------------------------
               Jeanette G. Brown

/s/            Charles A. Corry                                               Director
--------------------------------------
               Charles A. Corry

/s/             Charles R. Lee                                                Director
--------------------------------------
               Charles R. Lee

/s/             Paul E. Lego                                                  Director
--------------------------------------
               Paul E. Lego

/s/            Ray Marshall                                                   Director
--------------------------------------
               Ray Marshall

/s/        John F. McGillicuddy                                               Director
--------------------------------------
           John F. McGillicuddy

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

/s/           Paul J. Wilhelm                                                 Director
--------------------------------------
               Paul J. Wilhelm

/s/          Douglas C. Yearley                                               Director
--------------------------------------
             Douglas C. Yearley

                       GLOSSARY OF CERTAIN DEFINED TERMS


The following definitions apply to terms used in this document:

Arnold...............................  Ewing Bank Block 963
Ashland..............................  Ashland Inc.
B&LE.................................  Bessemer & Lake Erie Railroad
bcf..................................  billion cubic feet
BOE..................................  barrels of oil equivalent bpd..................................  barrels per day
CAA..................................  Clean Air Act, as amended by the 1990 Amendments
Carnegie.............................  Carnegie Natural Gas Company
CERCLA...............................  Comprehensive Environmental Response, Compensation, and
                                        Liability Act
CIPCO................................  Carnegie Interstate Pipeline Company
Clairton Partnership.................  Clairton 1314B Partnership, L.P.
CLAM.................................  CLAM Petroleum B.V.
CMS..................................  Corrective Measures Study
Common Stock.........................  collectively, Marathon Stock and Steel Stock
CWA..................................  Clean Water Act
DD&A.................................  depreciation, depletion and amortization
Delhi Companies......................  Delhi Gas Pipeline Company and other subsidiaries of USX that comprised all of the Delhi Group
Delhi Stock..........................  USX-Delhi Group Common Stock
DESCO................................  Double Eagle Steel Coating Company
DOC..................................  Department of Commerce
DOE..................................  Department of Energy
DOJ..................................  U. S. Department of Justice
downstream...........................  refining, marketing and transportation operations
Emro.................................  Emro Marketing Company
EPA..................................  Environmental Protection Agency
exploratory..........................  wildcat and delineation, i.e., exploratory wells
IDEM.................................  Indiana Department of Environmental Management
IMD..................................  Inventory Management and Distribution Company, LLC
IMV..................................  Inventory Market Valuation
Indexed Debt.........................  6-3/4% Exchangeable Notes Due February 1, 2000
Kobe.................................  Kobe Steel Ltd.
LLC..................................  Limited Liability Company
LNG..................................  liquefied natural gas
MACT.................................  Maximum Achievable Control Technology
MAP..................................  Marathon Ashland Petroleum LLC
Marathon.............................  Marathon Oil Company
Marathon Power.......................  Marathon Power Company, Ltd.
Marathon Stock.......................  USX-Marathon Group Common Stock
mcf..................................  thousand cubic feet
MERLA................................  Minnesota Environmental Response and Liability Act
Minntac..............................  U. S. Steel's iron ore operations at Mt. Iron, Minn.
MIPS.................................  8-3/4% Cumulative Monthly Income Preferred Stock
mmcfd................................  million cubic feet per day mmgal................................  million gallons
MPA..................................  Marine Preservation Association


MPCA....................................   Minnesota Pollution Control Agency
NOV.....................................   Notice of Violation
NYMEX...................................   New York Mercantile Exchange
Odyssey.................................   Odyssey Pipeline, LLC
OPA-90..................................   Oil Pollution Act of 1990
OTC.....................................   over-the-counter
Oyster..................................   Ewing Bank Block 917
P-A.....................................   Piltun-Astokhskoye
PaDER...................................   Pennsylvania Department of Environmental
                                           Resources
Petronius...............................   Viosca Knoll Block 786
POD.....................................   plan of development
POSCO...................................   Pohang Iron & Steel Co., Ltd.
PRO-TEC.................................   PRO-TEC Coating Company, a USX and Kobe joint
                                           operates hot-dip galvanizing line in
                                           venture which Leipsic, Ohio
PRP.....................................   potentially responsible party
RCRA....................................   Resource Conservation and Recovery Act
RFG.....................................   reformulated gasoline
RFI.....................................   RCRA Facility Investigation
RI/FS...................................   Remedial Investigation and Feasibility Study
RM&T....................................   refining, marketing and transportation
RMI.....................................   RMI Titanium Company
SAGE....................................   Scottish Area Gas Evacuation
Sakhalin Energy.........................   Sakhalin Energy Investment Company Ltd.
SEP.....................................   Supplemental Environmental Project
SFAS No. 121............................   Accounting For the Impairment of Long-Lived Assets and for Long-Lived
                                           Assets to be Disposed Of
SG&A....................................   selling, general and administrative
Steel and Related Businesses............   certain businesses of the U. S. Steel Group--
                                           production and sale of steel
                                           mill products, coke and taconite pellets and management of mineral resources, domestic coal mining and engineering and consulting services
Steel and Related Equity
  Affiliates............................   Joint Ventures and partially-owned companies of the U. S.
                                           Steel Group including PRO-TEC, USS-POSCO, USS/Kobe, Transtar, and the Clairton
                                           Partnership
Steel Stock.............................   USX-U. S. Steel Group Common Stock
Transtar................................   Transtar, Inc.
Trust Preferred Securities..............   6.75% Convertible Quarterly Income Preferred Securities of USX Capital Trust I
turnarounds.............................   maintenance activities requiring temporary shutdown of
                                           certain refinery operating units
UMWA....................................   United Mine Workers of America
U. S. Steel.............................   largest steel producer in the U.S., primarily engaged in
                                           production of steel mill products, coke and taconite pellets
U. S. Steel Mining......................   U. S. Steel Mining Company, LLC
upstream................................   exploration and production operations
USS-POSCO...............................   USS-POSCO Industries, USX and Pohang Iron & Steel Co., Ltd., joint venture in Pittsburg, Calif.
USS/Kobe................................   USX and Kobe Steel Ltd. joint venture in Lorain, Ohio
USTs....................................   underground storage tanks
USWA....................................   United Steelworkers of America
USX.....................................   USX Corporation
VSZ U. S. Steel s. r.o..................   U. S. Steel and VSZ a.s. joint venture in Kosice, Slovakia

Supplementary Data
Summarized Financial Information of Marathon Oil Company
--------------------------------------------------------------------------------

     Included below is the summarized financial information of Marathon Oil Company, a wholly owned subsidiary of USX Corporation.

                                                                         (In millions)
                                                                         -------------
                                                                     Year Ended December 31
                                                                     ----------------------
                                                                     1997     1996      1995
                                                                     ----     ----      ----
Income Data:
       Revenues(a)(c)........................................      $15,715   $16,350   $13,841
       Income from Operations(b)(c)..........................          961     1,320       178
       Total income (loss) before extraordinary loss.........          430       618      (145)
       Net Income (loss).....................................          430       608      (150)
                                                                      December 31
                                                                     -------------
                                                                     1997     1996
                                                                     ----     ----
   ..........................................................
Balance Sheet Data:
       Assets:
         Current assets......................................      $ 3,436   $ 3,271
         Noncurrent assets...................................        8,413     7,977
                                                                   -------   -------
           Total assets......................................      $11,849   $11,248
                                                                   =======   =======

       Liabilities and stockholder's equity:
         Current liabilities.................................      $ 1,997   $ 2,197
         Noncurrent liabilities..............................        7,569     7,199
         Stockholder's equity................................        2,283     1,852
                                                                   -------   -------
           Total liabilities and stockholder's equity........      $11,849   $11,248
                                                                   =======   =======

(a) Consists of sales, dividend and affiliate income, net gains on disposal of assets and other income.

(b) Amounts for 1996 and 1995 were reclassified in 1997 to include dividend and affiliate income and other income and to conform to other 1997 classifications.

(c) Consists of operating income, dividend and affiliate income, net gains on disposal of investments and other income.

SUPPLEMENTARY DATA
DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS

     USX includes forward-looking statements concerning trends, market forces, commitments, material events or other contingencies potentially affecting USX or the businesses of its Marathon Group or U. S. Steel Group in reports filed with the Securities and Exchange Commission, external documents or oral presentations. In order to take advantage of "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, USX is filing the following cautionary language identifying important factors (though not necessarily all such factors) that could cause actual outcomes to differ materially from information set forth in forward-looking statements made by, or on behalf of, USX, its representatives and its individual Groups.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

USX

     Forward-looking statements with respect to USX may include, but are not limited to, comments about general business strategies, financing decisions or corporate structure. The following discussion is intended to identify important factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements.

LIQUIDITY FACTORS

     USX's ability to finance its future business requirements through internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources is affected by the performance of each of its Groups (as measured by various factors, including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall U.S. financial climate, and, in particular, with respect to borrowings, by USX's outstanding debt and credit ratings by investor services. To the extent that USX Management's assumptions concerning these factors prove to be inaccurate, USX's liquidity position could be materially adversely affected.

OTHER FACTORS

     Holders of USX-Marathon Group Common Stock or USX-U. S. Steel Group Common Stock are holders of common stock of USX and are subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts, arising from either of the groups, which affect the overall cost of USX's capital could affect the results of operations and financial condition of all groups.

     For further discussion of certain of the factors described herein, see Item
1. Business, Item 5. Market For Registrant's Common Equity and Related Stockholder Matters, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Information About Market Risk.

USX-MARATHON GROUP

     Forward-looking statements with respect to the Marathon Group may include, but are not limited to, levels of revenues, gross margins, income from operations, net income or earnings per share; levels of capital, exploration, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital, exploration or maintenance projects; volumes of production, sales, throughput or shipments of liquid hydrocarbons, natural gas and refined products; levels of reserves, proved or otherwise, of liquid hydrocarbons or natural gas; the acquisition or divestiture of assets; the effect of restructuring or reorganization of business components; the potential effect of judicial proceedings on the business and financial condition; and the anticipated effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

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

FACTORS AFFECTING EXPLORATION AND PRODUCTION OPERATIONS

     Projected production levels for liquid hydrocarbons and natural gas are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, drilling rig availability and geological and operating considerations. These assumptions may prove to be inaccurate. Exploration and production operations are subject to various hazards, including explosions, fires and uncontrollable flows of oil and gas. Offshore production and marine operations in areas such as the Gulf of Mexico and the North Sea are also subject to severe weather conditions such as hurricanes or violent storms or other hazards. Development of new production properties in countries outside the United States may require protracted negotiations with host governments and are frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, Sakhalin Energy Investment Company Ltd. continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law.

FACTORS AFFECTING REFINING, MARKETING AND TRANSPORTATION OPERATIONS

     Marathon conducts domestic refining, marketing and transportation operations primarily through its consolidated subsidiary, Marathon Ashland Petroleum LLC ("MAP"). MAP's operations are conducted mainly in the Midwest, Southeast Ohio River Valley and the upper Great Plains. The profitability of these operations depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. Marathon is a net purchaser of crude oil in order to satisfy a substantial portion of its refinery throughput requirements. As a result, its overall profitability could be adversely affected by rising crude oil and other feedstock prices which are not recovered in the marketplace. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of refined products. Gross margins on merchandise sold at retail outlets tend to moderate the volatility experienced in the retail sale of refined products. Environmental regulations, particularly the 1990 Amendments to the Clean Air Act, have imposed (and are expected to continue to impose) increasingly stringent and costly requirements on refining and marketing operations which may have an adverse effect on margins. Refining, marketing and transportation operations are subject to business interruptions due to unforeseen events such as explosions, fires, crude oil or refined product spills, inclement weather, or labor disputes. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

TECHNOLOGY FACTORS

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

OTHER FACTORS

     Holders of USX-Marathon Group Common Stock are holders of common stock of USX and are subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts, arising from either of the groups, which affect the overall cost of USX's capital could affect the results of operations and financial condition of both groups.

     For further discussion of certain of the factors described herein, and their potential effects on the businesses of the Marathon Group, see Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

USX-U.S. STEEL GROUP

     Forward-looking statements with respect to the U. S. Steel Group may include, but are not limited to, projections of levels of revenues, income from operations or income from operations per ton, net income or earnings per share; levels of capital, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw material costs; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components; the effect of potential judicial proceedings on the business and financial condition; and the effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

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

MARKET FACTORS

     The U.S. Steel Group's expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

     The steel industry is characterized by excess world supply which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during economic contraction. Over the next several years, construction of additional flat-rolled steel production facilities could result in increased domestic capacity of up to eight million tons over 1997 levels.

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

     The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 24%, 23% and 21% of the domestic steel market in the first eleven months of 1997, and for the years 1996 and 1995, respectively. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in levels of imported steel could adversely affect future market prices and demand levels for domestic steel.

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

     Labor costs for the U. S. Steel Group are affected by collective bargaining agreements. U. S. Steel entered into a five and one-half year contract with the United Steel Workers of America, effective February 1, 1994, covering approximately 15,000 employees. The contract provided for reopener negotiations of specific payroll items. These negotiations were resolved by following the settlements reached by other major integrated producers (including the timing of a final lump-sum bonus payment in July 1999), with revised contract terms becoming effective as of February 1, 1997. This agreement expires on August 1, 1999. To the extent that increased costs associated with any renegotiated issues are not recoverable through the sales prices of products, future operating income would be adversely affected.

     Income from operations for the U. S. Steel Group includes net periodic pension credits (which are primarily noncash) mainly reflecting the excess of expected return on plan assets over the cost of benefits earned and interest on the projected benefit obligation. These credits totaled $149 million, $159 million and $132 million in

1997, 1996 and 1995, respectively. The amounts of these credits fluctuate over time primarily reflecting changes in the expected long-term rate of return on plan assets and the assumed discount rate on the outstanding pension obligation. To the extent that these credits decline in the future, operating income would be adversely affected.

     The U. S. Steel Group provides health care and life insurance benefits to most employees upon retirement. Most of these benefits have not been prefunded. The accrued liability for such benefits as of December 31, 1997, was $2,128 million. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of the U. S. Steel Group may be adversely affected, depending on future costs of health care.

LEGAL AND ENVIRONMENTAL FACTORS

     The profitability of the U. S. Steel Group's operations could be affected by a number of contingencies, including legal actions. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements.

     The businesses of the U. S. Steel Group are subject to numerous environmental laws. Certain current and former U. S. Steel Group operating facilities, have been in operation for many years, and could require significant future accruals and expenditures to meet existing and future requirements under these laws. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of the U. S. Steel Group could be adversely affected.

OTHER FACTORS

     Holders of USX-U. S. Steel Group Common Stock are holders of common stock of USX and are subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts, arising from either of the groups, which affect the overall cost of USX's capital could affect the results of operations and financial condition of both groups.

     For further discussion of certain of the factors described herein, and their potential effects on the businesses of the U.S. Steel Group, see Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.