Form 10-Q
period 1998-03-31
USX CORP
filed 1998-05-11
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------------ to ------------


                                 USX CORPORATION
--------------------------------------------------------------------------------
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

Common stock outstanding at April 30, 1998 follows:

               USX-Marathon Group       -    289,202,123    shares
               USX-U. S. Steel Group    -     86,835,989    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 1998
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          15

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         16

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        23

               Financial Statistics                                 25

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               26

               Marathon Group Balance Sheet                         27

               Marathon Group Statement of Cash Flows               28

               Selected Notes to Financial Statements               29

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              34

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        43

               Supplemental Statistics                              45

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 1998
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            47

               U. S. Steel Group Balance Sheet                      48

               U. S. Steel Group Statement of Cash Flows            49

               Selected Notes to Financial Statements               50

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          54

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        60


               Supplemental Statistics                              61

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    62

       Item 5. Other Information                                    63

       Item 6. Exhibits and Reports on Form 8-K                     64

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
REVENUES:
  Sales                                               $6,887        $5,661
  Dividend and affiliate income                           25            18
  Gain on disposal of assets                              14            13
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                         248             -
  Other income                                            13             3
                                                      ------        ------
     Total revenues                                    7,187         5,695
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           5,270         4,123
  Selling, general and administrative expenses            85            47
  Depreciation, depletion and amortization               347           245
  Taxes other than income taxes                          864           767
  Exploration expenses                                    82            33
  Inventory market valuation charges (credits)           (25)          114
                                                      ------        ------
     Total costs and expenses                          6,623         5,329
                                                      ------        ------
INCOME FROM OPERATIONS                                   564           366
Net interest and other financial costs                    82            81
Minority interest in income of Marathon Ashland
 Petroleum LLC                                            54             -
                                                      ------        ------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                     428           285
Provision for estimated income taxes                     158            90
                                                      ------        ------
INCOME FROM CONTINUING OPERATIONS                        270           195
INCOME FROM DISCONTINUED OPERATIONS (net of income tax)    -             1
                                                      ------        ------
NET INCOME                                               270           196
Dividends on preferred stock                               2             6
                                                      ------        ------
NET INCOME APPLICABLE TO COMMON STOCKS                  $268          $190
                                                      ======        ======








Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1998         1997
--------------------------------------------------------------------------------
CONTINUING OPERATIONS

APPLICABLE TO MARATHON STOCK:

  Net income                                            $183         $108
    - Per share - basic and diluted                      .63          .37

  Dividends paid per share                               .21          .19

  Weighted average shares, in thousands
    - Basic                                          288,846      287,620
    - Diluted                                        289,490      294,621

APPLICABLE TO STEEL STOCK:

  Net income                                             $85          $81
    - Per share - basic                                  .98          .96
              - diluted                                  .95          .93

  Dividends paid per share                               .25          .25

  Weighted average shares, in thousands
    - Basic                                           86,600       84,996
    - Diluted                                         94,125       94,581

DISCONTINUED OPERATIONS

APPLICABLE TO DELHI STOCK:

  Net income                                               -           $1
    - Per share - basic and diluted                        -          .15

  Dividends paid per share                                 -          .05

  Weighted average shares, in thousands
    - Basic                                                -        9,449
    - Diluted                                              -        9,466










Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     March 31   December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $487           $54
  Receivables, less allowance for doubtful
   accounts of $19 and $15                             1,826         1,417
  Inventories                                          2,359         1,685
  Deferred income tax benefits                           229           229
  Other current assets                                   172            87
                                                      ------        ------
     Total current assets                              5,073         3,472

Investments and long-term receivables,
 less reserves of $15 and $15                          1,201         1,028
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,660 and $15,466                                  11,501        10,062
Prepaid pensions                                       2,308         2,247
Other noncurrent assets                                  259           280
Cash restricted for redemption of Delhi Stock              -           195
                                                      ------        ------
     Total assets                                    $20,342       $17,284
                                                      ======        ======

























Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31   December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                           $-          $121
  Accounts payable                                     2,854         2,011
  Payroll and benefits payable                           537           521
  Accrued taxes                                          331           304
  Accrued interest                                        58            95
  Long-term debt due within one year                     518           471
                                                      ------        ------
     Total current liabilities                         4,298         3,523

Long-term debt, less unamortized discount              3,313         2,932
Long-term deferred income taxes                        1,443         1,353
Employee benefits                                      2,872         2,713
Deferred credits and other liabilities                   707           736

Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182
Minority interest in Marathon Ashland Petroleum LLC    1,682             -
Redeemable Delhi Stock                                     -           195

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,961,887 shares and
   2,962,037 shares ($148 liquidation preference)          3             3
Common stocks:
  Marathon Stock issued - 288,894,747 shares and
   288,786,343 shares                                    289           289
  Steel Stock issued - 86,636,843 shares and
   86,577,799 shares                                      87            86
Additional paid-in capital                             3,931         3,924
Retained earnings                                      1,323         1,138
Accumulated other comprehensive income (loss)            (36)          (37)
Deferred compensation adjustments                         (2)           (3)
                                                      ------        ------
     Total stockholders' equity                        5,595         5,400
                                                      ------        ------
     Total liabilities and stockholders' equity      $20,342       $17,284
                                                      ======        ======





Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $270          $196
Adjustments to reconcile to net cash provided
 from operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   30             -
  Depreciation, depletion and amortization               347           253
  Exploratory dry well costs                              56            14
  Inventory market valuation charges (credits)           (25)          114
  Pensions                                               (57)          (47)
  Postretirement benefits other than pensions              5             9
  Deferred income taxes                                   92            39
  Gain on disposal of assets                             (14)          (14)
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                        (248)            -
  Changes in:
     Current receivables                                 224           239
     Inventories                                         (67)          (30)
     Current accounts payable and accrued expenses        25          (331)
  All other - net                                        (23)          (23)
                                                      ------        ------
     Net cash provided from operating activities         615           419
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (276)         (185)
Disposal of assets                                         6            19
Investments in equity affiliates - net                   (88)          (56)
Cash restricted for redemption of Delhi Stock            195             -
All other - net                                           11             5
                                                      ------        ------
     Net cash used in investing activities              (152)         (217)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving
 credit arrangements - net                              (120)           22
Other debt - borrowings                                  462             -
           - repayments                                  (31)         (134)
Common stock - issued                                      5            14
           - repurchased                                (195)            -
Cash restricted for redemption of debt                   (66)            -
Dividends paid                                           (85)          (81)
                                                      ------        ------
     Net cash used in financing activities               (30)         (179)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                433            23
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            54            55
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $487           $78
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(115)        $(132)
  Income taxes paid                                      (47)          (44)

Selected notes to financial statements appear on pages 9-15.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1997.

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. Total comprehensive income for the first quarter 1998 was $271 million.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. For additional information, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     3. Effective October 31, 1997, USX sold its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group. The net proceeds of the sale of $195 million were used to redeem all shares of USX-Delhi Group Common Stock (Delhi Stock) and were distributed to the holders thereof on January 26, 1998.

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

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1998         1997
                                                     --------   -----------
    Raw materials                                       $837         $582
    Semi-finished products                               335          331
    Finished products                                  1,290          922
    Supplies and sundry items                            156          134
                                                      ------        ------
      Total (at cost)                                  2,618        1,969
    Less inventory market valuation reserve              259          284
                                                      ------        ------
      Net inventory carrying value                    $2,359       $1,685
                                                      ======        ======

          The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses. For additional information, see discussion of results of operations in the Marathon Group's Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

     5. The method of calculating net income per share for the Marathon Stock, Steel Stock and, prior to November 1, 1997, the Delhi Stock reflects the
     USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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

     5.   (Continued)

          COMPUTATION OF INCOME PER COMMON SHARE
                                                       First Quarter Ended
                                                            March 31
                                                     1998            1997
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
Marathon Group
Net income (millions)                             $183    $183    $108     $108
 Effect of dilutive securities -
  Convertible debentures                             -       -       -        2
                                                ------  ------  ------   ------
   Net income assuming conversions                $183    $183    $108     $110
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   288,846 288,846 287,620  287,620
 Effect of dilutive securities:
  Convertible debentures                             -       -       -    6,634
  Stock options                                      -     644       -      367
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   288,846 289,490 287,620  294,621
                                                ======  ======  ======   ======
Net income per share                              $.63    $.63    $.37     $.37
                                                ======  ======  ======   ======
U. S. Steel Group
Net income (millions):
 Net income                                        $87     $87     $87      $87
 Dividends on preferred stock                        2       -       6        -
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock               85      87      81       87
 Effect of dilutive securities -
  Convertible debentures                             -       2       -        1
                                                ------  ------  ------   ------
   Net income assuming conversions                 $85     $89     $81      $88
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    86,600  86,600  84,996   84,996
 Effect of dilutive securities:
  Trust preferred securities                         -   4,256       -        -
  Preferred stock                                    -   3,211       -    7,480
  Convertible debentures                             -       -       -    2,095
  Stock options                                      -      58       -       10
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    86,600  94,125  84,996   94,581
                                                ======  ======  ======   ======
Net income per share                              $.98    $.95    $.96     $.93
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     6. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1998         1997
                                                       ----         ----
    Matching crude oil and refined product buy/sell
      transactions settled in cash                      $988         $755
    Consumer excise taxes on petroleum products and
      merchandise                                        764          655

     7. During 1997, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to a new consolidated subsidiary, which was named Marathon Ashland Petroleum LLC (MAP). Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition is being accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $248 million, which is included in first quarter 1998 revenues.

          The following unaudited pro forma data for USX includes the results of operations for the Ashland RM&T net assets, giving effect to the acquisition as if it had been consummated at the beginning of the period presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

     (In millions, except per share amounts)
                                            First Quarter Ended
                                             March 31, 1997 (a)
                                            -------------------
      Revenues                                        $7,367
      Net income (b)                                     188
      Net income per common share of Marathon Stock -
        Basic and diluted                                .35

      (a) Pro forma data is based on USX and Ashland results of operations for the quarter ended March 31, 1997.

      (b) Excluding the pro forma inventory market valuation reserve adjustment, pro forma net income would have been $254 million. Reported first quarter 1997 net income, excluding the reported inventory market valuation reserve adjustment, was $268 million, which excludes the results of operations for the Ashland RM&T net assets.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     8. Income from operations includes net periodic pension credits of $50 million and $38 million in the first quarter of 1998 and 1997, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

     9. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

     10. At March 31, 1998, USX had no borrowings against its $2,350 million long-term revolving credit agreement.

          USX has a short-term credit agreement totaling $125 million at March 31, 1998. Interest is based on the bank's prime rate or London Interbank Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $200 million which require a .125% fee or maintenance of compensating balances of 3%. At March 31, 1998, there were no borrowings against these facilities.

          In the event of a change in control of USX, debt obligations totaling $3,370 million at March 31, 1998, may be declared immediately due and payable.

     11. In the first quarter of 1998, USX issued $400 million in aggregate principal amount of 6.85% Notes due 2008.

     12. USX has an agreement (the program) to sell an undivided interest in certain accounts receivable of the U. S. Steel Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1998, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program's size. In the event of a change in control of USX, as defined in the agreement, USX may be required to forward payments collected on sold accounts receivable to the buyers.

     13. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     13.  (Continued)

          USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1998, and December 31, 1997, accrued liabilities for remediation totaled $156 million and $158 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $43 million at March 31, 1998, and $42 million at December 31, 1997.

          For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1998 and for the years 1997 and 1996, such capital expenditures totaled $30 million, $134 million and $165 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          At March 31, 1998, and December 31, 1997, accrued liabilities for platform abandonment and dismantlement totaled $131 million and $128 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities totaled $71 million at March 31, 1998. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of March 31, 1998, the largest guarantee for a single affiliate was $27 million.

          At March 31, 1998, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $164 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          Contract commitments to acquire property, plant and equipment and long-term investments at March 31, 1998, totaled $817 million compared with $533 million at December 31, 1997.


                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              Continuing Operations
           ----------------------------------------------------------

 First Quarter Ended
       March 31                          Year Ended December 31
---------------------   -------------------------------------------------------
   1998        1997         1997        1996         1995        1994      1993
   ----        ----         ----        ----         ----        ----      ----

   4.77        3.38         3.92        3.62         1.49        2.01      (a)
   ====        ====         ====        ====         ====        ====      ====

      (a) Earnings did not cover combined fixed charges and preferred stock dividends by $356 million for 1993.


                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              Continuing Operations
                -------------------------------------------------


 First Quarter Ended
       March 31                          Year Ended December 31
---------------------   -------------------------------------------------------

   1998        1997         1997        1996         1995        1994      1993
   ----        ----         ----        ----         ----        ----      ----

   4.95        3.67         4.11        3.90         1.62        2.18      (a)
   ====        ====         ====        ====         ====        ====      ====

      (a)  Earnings did not cover fixed charges by $312 million for 1993.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     USX Corporation ("USX") is a diversified company engaged primarily in the energy business through its Marathon Group and in the steel business through its
U. S. Steel Group. The following discussion should be read in conjunction with the first quarter 1998 USX consolidated financial statements and selected notes. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

During 1997, Marathon Oil Company ("Marathon") and Ashland Inc. ("Ashland") agreed to combine the major elements of their refining, marketing and transportation ("RM&T") operations. On January 1, 1998, Marathon transferred certain RM&T net assets to a new consolidated subsidiary, which was named, Marathon Ashland Petroleum LLC ("MAP"). Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. Financial measures such as revenues, income from operations and capital expenditures in 1998 include 100% of MAP and are not comparable to prior period amounts. Net income and related per share amounts for 1998 are net of the minority interest. For further discussion of MAP, see Note 7 to the USX Consolidated Financial Statements.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX 1997 Form 10-K.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



Results of Operations
---------------------

     Revenues for the first quarter of 1998 and 1997 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998        1997
--------------------------------------------------------------------------------
Revenues (a)
  Marathon Group                                      $5,498        $4,103
  U. S. Steel Group                                    1,696         1,631
  Eliminations                                            (7)          (39)
                                                      ------        ------
     Total USX Corporation Revenues                    7,187         5,695
Less:
  Excise taxes (b)(c)                                    764           655
  Matching buy/sell transactions (b)(d)                  988           755

                                                      ------        ------
     Revenues excluding above items                   $5,435        $4,285
                                                      ======        ======
------

(a) Amounts for first quarter 1997 were reclassified to conform to 1998 classifications.
(b) Included in both revenues and costs and expenses for the Marathon Group and USX Consolidated.
(c)  Consumer excise taxes on petroleum products and merchandise.
(d) Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding matching buy/sell transactions and excise taxes) increased by $1,150 million in the first quarter of 1998 as compared with the first quarter of 1997. The improvement reflected increases of 39% for the Marathon Group and 4% for the U. S. Steel Group. The increase for the Marathon Group was primarily due to higher refined products, crude oil and merchandise sales, reflecting 100% of MAP's operations, the gain of $248 million recorded as a result of Marathon's ownership change in MAP, and increased domestic liquid hydrocarbon sales volumes. These revenue increases were partially offset by the unfavorable effects of reduced worldwide liquid hydrocarbon and domestic natural gas prices. The increase in domestic liquid hydrocarbon sales volumes was mainly due to a higher volume of upstream production being sold to third parties beginning in January 1998. The increase for the U. S. Steel Group primarily reflected higher steel shipments.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


     Income from operations and certain items included in income from operations for the first quarter of 1998 and 1997 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998        1997
--------------------------------------------------------------------------------
Income from operations (a)                              $564          $366

Less: certain favorable (unfavorable) items for

 Marathon Group
  Inventory market valuation reserve adjustment (b)       25          (114)

  Write-off of certain international investments net of a
   favorable domestic contract settlement (c)            (76)            -
  Gain on ownership change
   net of one-time transition charges - MAP (d)          225             -
 U. S. Steel Group
  Effect of adoption of SOP 96-1 (e)                       -           (20)
  Other environmental accrual adjustments - net            -            11
                                                        ----          ----
Subtotal                                                 174          (123)
                                                        ----          ----
Income from operations adjusted to exclude above items  $390          $489
                                                        ====          ====
------

(a) Amounts for first quarter 1997 were reclassified to conform to 1998 classifications.
(b) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost of crude oil and refined product inventories exceeds net realizable value. For additional discussion of the IMV reserve adjustment, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.
(c) This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of the Marathon Group's natural gas production from certain domestic properties.
(d) The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change, see Note 7 to the USX Consolidated Financial Statements.
(e) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities.

     Adjusted income from operations decreased by $99 million in the first quarter of 1998 as compared with the first quarter of 1997, reflecting a decrease of $121 million for the Marathon Group and an increase of $22 million for the U. S. Steel Group. The decrease for the Marathon Group was due primarily to lower worldwide liquid hydrocarbon and domestic natural gas prices. The increase for the U. S. Steel Group was due primarily to higher pension credits.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Net interest and other financial costs for the first quarter of 1998 and 1997 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998        1997
--------------------------------------------------------------------------------
Interest and other financial income                       $7           $(2)
Interest and other financial costs                       (89)          (79)
                                                      ------        ------
     Net interest and other financial costs              (82)          (81)
Less:
  Adjustment to carrying value of indexed debt(a)         (4)           16
                                                      ------        ------
     Net interest and other financial costs
       adjusted to exclude above item                   $(78)         $(97)
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

     Excluding the adjustment to the carrying value of indexed debt, net interest and other financial costs decreased by $19 million in the first quarter of 1998 as compared with the first quarter of 1997, due primarily to increased interest income and capitalized interest.

     Provision for estimated income taxes of $158 million and $90 million for the first quarter of 1998 and 1997 were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities.

     Net income was $270 million in the first quarter of 1998, an increase of $74 million from the first quarter of 1997, mainly reflecting the items discussed above.

Dividends to Stockholders
-------------------------
     On April 28, 1998, the USX Board of Directors (the "Board") declared dividends of 21 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable June 10, 1998, to stockholders of record at the close of business on May 20, 1998. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable June 30, 1998, to stockholders of record at the close of business on June 1, 1998.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

Cash Flows
----------
     Cash and cash equivalents totaled $487 million at March 31, 1998, compared with $54 million at December 31, 1997. The increase is primarily the result of the temporary change in excise tax payment patterns mentioned below.

     Net cash provided from operating activities totaled $615 million in the first quarter of 1998, compared with $419 million in the first quarter of 1997. The $196 million increase mainly reflected favorable working capital changes, partially offset by a decrease in net income (excluding the IMV reserve adjustment, gain on ownership change and other noncash items). The favorable working capital effect reflects a temporary change in excise tax payment patterns.

     Capital expenditures for property, plant and equipment in the first quarter of 1998 were $276 million, compared with $185 million in the first quarter of 1997. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net investments in equity affiliates of $88 million in the first quarter of 1998 reflects spending on capital projects by equity affiliates, primarily for the entry into a joint venture in Slovakia with VSZ a.s. for the U. S. Steel Group, and the Sakhalin II project in Russia for the Marathon Group.

     Contract commitments to acquire property, plant and equipment and long-term investments at March 31, 1998, totaled $817 million compared with $533 million at December 31, 1997.

     USX's total long-term debt, preferred stock of subsidiary, USX obligated preferred securities of a subsidiary trust and notes payable, was $4.3 billion at March 31, 1998, up $307 million from December 31, 1997, primarily due to the issuance of $400 million of 6.85% Notes due 2008.

Liquidity
---------
     At March 31, 1998, USX had no borrowings against its $2,350 million long-term revolving credit agreement. At March 31, 1998, USX had no borrowings against its $125 million short-term credit agreement. Interest is based on the bank's prime rate or London Interbank Offered Rate, and there is a facility fee of .15%. Certain other banks provide additional short-term lines of credit totaling $200 million which require a .125% fee or maintenance of compensating balances of 3%. At March 31, 1998, there were no borrowings against these facilities.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of March 31, 1998, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1998 and years 1999 and 2000, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 13 to the Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX management's opinion concerning liquidity and USX's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that could affect the availability of financing include the performance of each Group (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, by levels of USX's outstanding debt and credit ratings by rating agencies.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 41 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1998. In addition, there are 25 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 110 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 13 to the Consolidated Financial Statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Consolidated Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity herein.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Outlook
-------
     See Outlook in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

Year 2000
---------
     See Year 2000 in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

Accounting Standard
-------------------
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which introduces a "management approach" for identifying reportable industry segments of an enterprise. USX plans to adopt the standard, effective with its 1998 annual financial statements.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". USX plans to adopt the standard, effective with its 1998 annual financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. USX has not determined the impact of adoption of SOP 98-1 at this time.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------


     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of March 31, 1998 are provided in the following table:
(a)

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price increase)                         $10.4        $29.5
    Natural gas (price decrease)                         4.4         11.5
    Refined products (price increase)                     .3          1.3
                                                        ----          ----

    Total                                              $15.1        $42.3

U. S. Steel Group
    Natural gas (price decrease)                         $.9         $2.2

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 1998. The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity. Marathon Group and U. S. Steel Group management evaluate their portfolios of derivative commodity instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to March 31, 1998, would cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout first quarter 1998, from a low of 1,268 contracts at January 1, to a high of 13,047 contracts at March 31, and averaged 5,522 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout first quarter 1998, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on the difference between the strike price and the underlying commodity price.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------


     The number of net open contracts for the Marathon Group was 13,047 at March 31, 1998 as compared to 637 at December 31, 1997. The number of net open contracts at December 31, 1997 was unusually low as a result of market conditions. On January 1, 1998, the number of net open contracts was 1,268, which includes contracts transferred to MAP from Ashland. The number of net open contracts is subject to wide variations as management continuously evaluates MAP's risk exposures and hedging needs.

     The discussion of USX's interest rate risk, foreign currency exchange rate risk and equity price risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1997 Form 10-K.

     For additional information on market risk for USX, see Quantitative and Qualitative Disclosures About Market Risk in the USX 1997 Form 10-K.

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

     Forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments, and projected changes in the size of the Marathon Group's hedge portfolio, are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas, refined products, steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to USX's hedging programs may differ materially from those discussed in the forward-looking statements.

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------

                                                         First Quarter
                                                             Ended
                                                            March 31
                                                        ----------------
(Dollars in Millions)                                  1998         1997
---------------------------------------------------------------------------------
REVENUES

  Marathon Group                                      $5,498        $4,103
  U. S. Steel Group                                    1,696         1,631
  Eliminations                                            (7)          (39)
                                                     -------       -------
    Total                                             $7,187        $5,695


INCOME FROM OPERATIONS

  Marathon Group                                        $402          $235
  U. S. Steel Group                                      162           131
                                                       -----         -----
    Total                                               $564          $366


CAPITAL EXPENDITURES

  Marathon Group                                        $219          $118
  U. S. Steel Group                                       57            50
  Discontinued Operations                                 --            17
                                                       -----         -----
    Total                                               $276          $185

INVESTMENTS IN EQUITY AFFILIATES - NET

  Marathon Group                                         $25           $57
  U. S. Steel Group                                       63            (1)
                                                       -----         -----
  Total                                                  $88           $56

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1998         1997
--------------------------------------------------------------------------------
REVENUES:
  Sales                                               $5,224        $4,081
  Dividend and affiliate income                           10             7
  Gain on disposal of assets                               3            12
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                         248             -
  Other income                                            13             3
                                                      ------        ------
     Total revenues                                    5,498         4,103
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           3,822         2,758
  Selling, general and administrative expenses           131            84
  Depreciation, depletion and amortization               270           171
  Taxes other than income taxes                          816           708
  Exploration expenses                                    82            33
  Inventory market valuation charges (credits)           (25)          114
                                                      ------        ------
     Total costs and expenses                          5,096         3,868
                                                      ------        ------

INCOME FROM OPERATIONS                                   402           235
Net interest and other financial costs                    54            70
Minority interest in income of Marathon Ashland
 Petroleum LLC                                            54             -
                                                      ------        ------
INCOME BEFORE INCOME TAXES                               294           165
Provision for estimated income taxes                     111            57
                                                      ------        ------
NET INCOME                                              $183          $108
                                                      ======        ======

MARATHON STOCK DATA:
  Net income per share - basic and diluted              $.63          $.37

  Dividends paid per share                               .21           .19

  Weighted average shares, in thousands
    - Basic                                          288,846      287,620
    - Diluted                                        289,490      294,621




Selected notes to financial statements appear on pages 29-33.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $475           $36
  Receivables, less allowance for doubtful
   accounts of $7 and $2                               1,321           856
  Inventories                                          1,641           980
  Other current assets                                   223           146
                                                      ------        ------
     Total current assets                              3,660         2,018

Investments and long-term receivables                    557           455
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $9,850 and $9,667                                     9,026         7,566
Prepaid pensions                                         294           290
Other noncurrent assets                                  221           236
                                                      ------        ------
     Total assets                                    $13,758       $10,565
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                           $-          $108
  Accounts payable                                     2,204         1,348
  Payroll and benefits payable                           173           142
  Accrued taxes                                          128           102
  Deferred income taxes                                   61            61
  Accrued interest                                        50            84
  Long-term debt due within one year                     462           417
                                                      ------        ------
     Total current liabilities                         3,078         2,262

Long-term debt, less unamortized discount              2,837         2,476
Long-term deferred income taxes                        1,364         1,318
Employee benefits                                        536           375
Deferred credits and other liabilities                   331           332

Preferred stock of subsidiary                            184           184
Minority interest in Marathon Ashland Petroleum LLC    1,682             -

COMMON STOCKHOLDERS' EQUITY                            3,746         3,618
                                                      ------        ------
     Total liabilities and common
        stockholders' equity                         $13,758       $10,565
                                                      ======        ======


Selected notes to financial statements appear on pages 29-33.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $183          $108
Adjustments to reconcile to net cash provided from
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   30             -
  Depreciation, depletion and amortization               270           171
  Exploratory dry well costs                              56            14
  Inventory market valuation charges (credits)           (25)          114
  Pensions                                                (5)           (5)
  Postretirement benefits other than pensions              5             3
  Deferred income taxes                                   49            16
  Gain on disposal of assets                              (3)          (12)
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                        (248)            -
  Changes in:
     Current receivables                                 167           119
     Inventories                                         (54)          (14)
     Current accounts payable and accrued expenses        58          (323)
  All other - net                                         (2)           13
                                                      ------        ------
     Net cash provided from operating activities         481           204
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (219)         (118)
Disposal of assets                                         4            13
Investments in equity affiliates - net                   (25)          (57)
All other - net                                           11             1
                                                      ------        ------
     Net cash used in investing activities              (229)         (161)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in Marathon Group's portion of USX
 consolidated debt                                       304            39
Marathon Stock issued                                      3             3
Cash restricted for redemption of debt                   (59)            -
Dividends paid                                           (61)          (55)
                                                      ------        ------
     Net cash provided from (used in)
        financing activities                             187           (13)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                439            30
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            36            32
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $475           $62
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(92)         $(92)
  Income taxes paid, including settlements with other
   groups                                                (63)          (71)


Selected notes to financial statements appear on pages 29-33.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1997.

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Marathon Group's total comprehensive income for the first quarter 1998 was $184 million.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. For additional information, see the Marathon Group Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

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

     3. The financial statements of the Marathon Group include the financial position, results of operations and cash flows for the businesses of Marathon Oil Company and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Marathon Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     3.   (Continued)

          Although the financial statements of the Marathon Group and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such Group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-Marathon Group Common Stock (Marathon Stock) and USX-U. S. Steel Group Common Stock (Steel Stock) are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of the other Group. In addition, net losses of either Group, as well as dividends or distributions on any class of USX Common Stock or series of Preferred Stock and repurchases of any class of USX Common Stock or series of Preferred Stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

     4. The method of calculating net income per share for the Marathon Stock, Steel Stock and, prior to November 1, 1997, Delhi Stock reflects the Board's intent that the separately reported earnings and surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

          Basic net income per share is based on the weighted average number of common shares outstanding.

          Diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

          See Note 5, page 10 of the Notes to USX Consolidated Financial Statements for the computation of income per common share.

     5. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1998         1997
                                                       ----         ----
    Matching crude oil and refined product buy/sell
      transactions settled in cash                      $988         $755
    Consumer excise taxes on petroleum products and
      merchandise                                        764          655

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


6.   During 1997, Marathon Oil Company (Marathon) and Ashland Inc.
     (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to a new consolidated subsidiary, which was named Marathon Ashland Petroleum LLC (MAP). Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition is being accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $248 million, which is included in first quarter 1998 revenues.

          The following unaudited pro forma data for the Marathon Group includes the results of operations for the Ashland RM&T net assets, giving effect to the acquisition as if it had been consummated at the beginning of the period presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

     (In millions, except per share amounts)
                                            First Quarter Ended
                                             March 31, 1997 (a)
                                            -------------------
      Revenues                                        $5,775
      Net income (b)                                     100
      Net income per common share (basic and diluted)    .35

      (a) Pro forma data is based on Marathon Group and Ashland results of operations for the quarter ended March 31, 1997.

      (b) Excluding the pro forma inventory market valuation reserve adjustment, pro forma net income would have been $166 million. Reported first quarter 1997 net income, excluding the reported inventory market valuation reserve adjustment, was $180 million, which excludes the results of operations for the Ashland RM&T net assets.

     7. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the Marathon Group, the U. S. Steel Group and, prior to November 1, 1997, the Delhi Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the Marathon Group, the U. S. Steel Group and, prior to November 1, 1997, the Delhi Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1998         1997
                                                     --------   -----------
    Crude oil and natural gas liquids                   $723         $452
    Refined products and merchandise                   1,079          735
    Supplies and sundry items                             98           77
                                                      ------       ------
      Total (at cost)                                  1,900        1,264
    Less inventory market valuation reserve              259          284
                                                      ------       ------
      Net inventory carrying value                    $1,641         $980
                                                      ======       ======

          The inventory market valuation reserve reflects the extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses. For additional information, see discussion of results of operations in the Marathon Group's Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1998, and December 31, 1997, accrued liabilities for remediation totaled $50 million and $52 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $43 million at March 31, 1998, and $42 million at December 31, 1997.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     9.   (Continued)

          For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1998 and for the years 1997 and 1996, such capital expenditures totaled $21 million, $81 million and $66 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         At March 31, 1998, and December 31, 1997, accrued liabilities for platform abandonment and dismantlement totaled $131 million and $128 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $12 million at March 31, 1998. As of March 31, 1998, the largest guarantee for a single affiliate was $12 million.

          At March 31, 1998, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $164 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at March 31, 1998, totaled $576 million compared with $377 million at December 31, 1997.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration, production, transportation and marketing of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and power generation. Management's Discussion and Analysis should be read in conjunction with the first quarter 1998 USX consolidated financial information and the Marathon Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics beginning on page 45.

     During 1997, Marathon and Ashland Inc. ("Ashland") agreed to combine the major elements of their refining, marketing and transportation ("RM&T") operations. On January 1, 1998, Marathon transferred certain RM&T net assets to a new consolidated subsidiary, which was named Marathon Ashland Petroleum LLC ("MAP"). Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. Financial measures such as revenues, income from operations and capital expenditures in 1998 include 100% of MAP and are not comparable to prior period amounts. Net income and related per share amounts for 1998 are net of the minority interest. For further discussion of MAP, see Note 6 to the Marathon Group Financial Statements.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the first quarter of 1998 and 1997 are summarized in the following table:

                                                      First Quarter Ended
                                                          March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
Refined products                                      $2,225        $1,686
Merchandise                                              403           238
Liquid hydrocarbons                                      420           266
Natural gas                                              345           438
Transportation and other (a)                             105            65
Gain on ownership change in MAP (b)                      248             -
                                                      ------        ------
  Subtotal                                             3,746         2,693

Excise taxes (c)(e)                                      764           655
Matching buy/sell transactions (d)(e)                    988           755
                                                      ------        ------
  Total revenues (a)(b)                               $5,498        $4,103
                                                      ======        ======
--------

(a) Amount for first quarter 1997 was reclassified to conform to 1998 classifications.
(b) See Note 6 to the Marathon Group Financial Statements for a discussion of the gain on ownership change in MAP and pro forma 1997 revenue information.
(c)  Consumer excise taxes on petroleum products and merchandise.
(d) Matching crude oil and refined products buy/sell transactions settled in cash.
(e) Included in both revenues and costs and expenses, resulting in no effect on income.

     Revenues (excluding matching buy/sell transactions and excise taxes) increased by $1,053 million in the first quarter of 1998 from the comparable prior-year period. The increase was primarily due to higher refined products, crude oil and merchandise sales, reflecting 100% of MAP's operations, the gain of $248 million recorded as a result of Marathon's ownership change in MAP, and increased domestic liquid hydrocarbon sales volumes. These revenue increases were partially offset by the unfavorable effects of reduced worldwide liquid hydrocarbon and domestic natural gas prices. The increase in domestic liquid hydrocarbon sales volumes was mainly due to a higher volume of upstream production being sold to third parties beginning in January 1998.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations and certain items included in income from operations for the first quarter of 1998 and 1997 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
Income from operations (a)                              $402          $235
Less: Certain favorable (unfavorable) items
  IMV reserve adjustment (b)                              25          (114)

  Write-off of certain international investments net of a
    favorable domestic contract settlement (c)           (76)            -
  Gain on ownership change net of
    one-time transition charges - MAP (d)                225             -
                                                      ------        ------
     Subtotal                                            174          (114)
                                                      ------        ------
Income from operations adjusted to exclude above items  $228          $349
                                                      ======        ======
--------

(a)Amount for first quarter 1997 was reclassified to conform to 1998 classifications.
(b) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined product inventories exceeds net realizable value. For additional details of this noncash adjustment, see discussion below.
(c) This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of the Marathon Group's natural gas production from certain domestic properties.
(d)The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 6 to the Marathon Group Financial Statements.

     Adjusted income from operations in the first quarter of 1998 decreased by $121 million from last year's first quarter, due primarily to lower worldwide liquid hydrocarbon and domestic natural gas prices.

   With respect to the IMV reserve adjustment, when U. S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of the acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be reported at the lower of recorded cost or current market value. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to current market value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations. These adjustments affect the comparability of financial results from period to period as well as comparisons with other energy companies, many of which do not have such adjustments. Therefore, the Marathon Group reports separately the effects of the IMV reserve adjustments on financial results. In management's opinion, the effects of such adjustments should be considered separately when evaluating operating performance.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     When Marathon acquired the crude oil and refined product inventories associated with Ashland's RM&T operations in January 1998, the Marathon Group established a new LIFO cost basis for those inventories. The acquisition cost of these inventories lowered the overall average cost of the Marathon Group's combined RM&T inventories. As a result, the price threshold at which an IMV reserve will be recorded has also been lowered. This acquisition resulted in a one-time reduction in the IMV reserve, resulting in a net favorable IMV reserve adjustment of $25 million in the first quarter of 1998.

     First quarter income from operations for domestic exploration and production ("upstream"), excluding the favorable effect of the gas contract settlement in 1998, decreased by $109 million in 1998 from 1997. This decrease was mainly due to lower liquid hydrocarbon and natural gas prices, partially offset by higher liquid hydrocarbon volumes, primarily attributable to new production in the Gulf of Mexico.

     International upstream operations, excluding the unfavorable effect of the 1998 write-offs, recorded a $54 million decline in first quarter income from operations in 1998 from 1997, primarily reflecting lower liquid hydrocarbon prices and natural gas volumes. The lower gas volumes were mainly attributable to offshore operations in Ireland and Norway.

     First quarter income from operations for refining, marketing and transportation ("downstream") operations, excluding the effects of the gain on ownership change and one-time transition charges, increased by $49 million in 1998 from 1997. However, 1998 results include 100% of MAP operations, in which Marathon has a 62% interest, while 1997 results include the results of Marathon's downstream operations, only. Therefore, quarterly income from operations amounts for 1998 and 1997 are not comparable.

     Other energy related businesses recorded income from operations of $14 million in the first quarter of 1998, compared with $22 million in the first quarter of 1997. Last year's first quarter included an $8 million gain on the sale of the Marathon Group's interest in a domestic pipeline company.

     Net interest and other financial costs for the first quarter of 1998 and 1997 are set forth in the following table:

                                                      First Quarter Ended
                                                           March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
Interest and other financial income                       $5           $(3)
Interest and other financial costs                       (59)          (67)
                                                      ------        ------
     Net interest and other financial costs             $(54)         $(70)
                                                      ======        ======

     The decrease in the first quarter of 1998 was mainly due to increases in interest income and capitalized interest on upstream projects.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net income for the first quarter increased by $75 million in 1998 from 1997. Excluding the after-tax effects of the IMV reserve adjustment and other special items, first quarter financial results decreased to $76 million in 1998 from $180 million in 1997, primarily reflecting the factors discussed above.

     Pro forma RM&T income from operations and pro forma Marathon Group net income for first quarter 1997 compared to reported amounts (excluding, in all cases, IMV reserve adjustments) are set forth below.

                                                         Quarter Ended
                                                         March 31, 1997
(Dollars in millions)                              As Reported   Pro Forma
--------------------------------------------------------------------------------
RM&T - Income from Operations (a)                        $79           $82
Marathon Group - Net Income (a)                          180           166

(a)  Excludes IMV reserve adjustment

     The pro forma data give effect to Marathon's acquisition of Ashland's RM&T assets as if the acquisition had been consummated on January 1, 1997. On this basis, the acquisition would have increased the Marathon Group's first quarter RM&T income from operations, excluding the IMV reserve adjustment. The increase in income from operations is primarily due to reduced depreciation charges as a result of purchase accounting, which were partially offset by Ashland's reported operating loss from refining and marketing of $8 million for the quarter ended March 31, 1997, and other pro forma adjustments. The Marathon Group's pro forma net income, excluding the IMV reserve adjustment, would have decreased as compared to reported net income. This decrease is the result of the minority interest deduction exceeding the increased income from operations described above. The pro forma data do not include any of the potential efficiencies expected to be derived by MAP. See
Note 6 to the Marathon Group financial statements, and supplemental statistics on page 46, for additional pro forma information.

Cash Flows
----------

     Cash and cash equivalents increased by $439 million from year-end 1997, primarily due to the change in excise tax payment patterns mentioned below.

     Net cash provided from operating activities was $481 million in the first quarter of 1998, compared with $204 million in the first quarter of 1997. The $277 million increase mainly reflected favorable working capital changes, partially offset by a decrease in net income (excluding the IMV reserve adjustment and other noncash items). The favorable working capital effect reflects a temporary change in excise tax payment patterns.

     Capital expenditures in the first quarter of 1998 totaled $219 million, compared with $118 million in the first quarter of 1997. Expenditures in both periods, and the increase in 1998, were primarily for upstream projects.

     Net investments in equity affiliates were $25 million in the first quarter of 1998, compared with $57 million in the first quarter of 1997. Cash outflows in both periods mainly reflected spending on capital projects by equity affiliates, primarily the Sakhalin II project in Russia. The 1997 amount also included spending on the Nautilus natural gas pipeline system in the Gulf of Mexico and the purchase of a 50% interest in an Ecuadorian power generation company.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

     Contract commitments to acquire property, plant and equipment and long-term investments at March 31, 1998, totaled $576 million compared with $377 million at December 31, 1997.

     Financial obligations increased by $304 million in the first quarter of 1998, but were partially offset by $59 million of cash restricted for redemption
of debt.   Financial obligations increased as a result of new debt issued by
USX. For further details, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group.


     Dividends paid in the first quarter of 1998 increased by $6 million from the prior year quarter, reflecting the two-cents-per-share increase in the quarterly USX-Marathon Group Common Stock dividend rate, initially declared in January 1998.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 16 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1998. In addition, there are eight sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 74 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment. See Note 9 to the Marathon Group Financial Statements for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outlook
-------
     The outlook regarding the Marathon Group's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world's major oil and gas producing areas, including OPEC member countries. Any substantial decline in such prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

     The Marathon Group's current estimate of 1998 worldwide liquid hydrocarbon production is approximately 200,000 barrels per day ("bpd"), slightly below previous estimates, primarily reflecting delays in attaining full production in the Troika field, partially offset by better than expected performance from other domestic fields. The Marathon Group's natural gas volumes for 1998 are expected to be approximately 1.2 billion cubic feet per day, consistent with previous estimates.

     Production from the Ewing Bank 917 (Oyster) field commenced on April 5, 1998, at 8,900 gross barrels per day. The Marathon Group has a two-thirds working interest in this field, which is being developed as a one-well, subsea tie back to the Marathon Group-operated Ewing Bank 873 platform.

     The above discussion of expected production levels includes forward-looking statements which are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates of mature fields, reserve replacement rates, and geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

     Downstream income of the Marathon Group is largely dependent upon the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of crude oil and refined products.

     With respect to downstream operations, the integration process at MAP continues. The current focus is on actively integrating the logistical, wholesale marketing and refining operations, as well as administrative functions, that Marathon and Ashland transferred to MAP.

     A major maintenance shutdown ("turnaround") was completed at the Garyville (La.) refinery in the first quarter of 1998. Following an internal review at the Catlettsburg (Ky.), Canton (Ohio) and St. Paul Park (Minn.) refineries,
MAP is implementing a maintenance and safety improvement program at these refineries which will result in the scheduled shutdown of certain production units at various times over the next several months. MAP does not expect product shortages as a result of this downtime. The costs of the program, as well as the effects of reduced production levels, will have a negative impact on MAP profitability during the remainder of 1998; however, such effects are not expected to be material to the Marathon Group.

     The above discussion of maintenance and safety programs includes forward-looking statements based on a number of assumptions, including (among others) the time required to complete the maintenance and safety programs, costs and downtime related to these activities, and the effect of reduced production on profitability. To the extent these assumptions prove inaccurate, actual results could be materially different than present expectations.

Year 2000
---------
The Marathon Group continues its progress in identifying, analyzing, modifying and/or replacing non-compliant systems, equipment and other devices that utilize date/time-oriented software or computer chips. The Marathon Group continues to follow up with all of its vendors from which systems have been purchased and has requested that appropriate corrections be provided by mid-1998.
The modifications being handled in-house to internally developed systems are progressing on schedule. The Marathon Group includes Year 2000 provisions in a variety of its contracts. Letters are being sent to all critical supply chain vendors to ensure that they do not have Year 2000 problems that will affect the critical products or services used by the Marathon Group. An extensive effort is in progress to identify and correct any date/time-oriented problems in all operations areas of the Marathon
Group. An outside engineering and information technology consulting firm has been engaged to review critical operating facilities and provide an assessment of Year 2000 readiness. Business unit audits include a review of systems for Year 2000 readiness. The incremental costs associated with these efforts have not been material, and, in management's opinion, future incremental costs associated with Year 2000 readiness are not expected to be material to the operating results of the Marathon Group.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     This discussion of the Marathon Group's efforts and management's expectations relating to the effect of Year 2000 readiness on operating results includes forward-looking statements. Actual results could be materially different because the Marathon Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith could be adversely affected by unanticipated problems identified in the ongoing compliance review. In addition, the Marathon Group has limited or no control over comparable corrective actions by proprietary software vendors and other entities with which it interacts. Therefore, Year 2000 readiness problems experienced by these entities could adversely affect the operating results of the Marathon Group.

Accounting Standards
--------------------
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which introduces a "management approach" for identifying reportable industry segments of an enterprise. USX plans to adopt the standard, effective with its 1998 annual financial statements.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". USX plans to adopt the standard, effective with its 1998 annual financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. USX has not determined the impact of adoption of SOP 98-1 on the Marathon Group at this time.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                   -----------------------------------------


     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of March 31, 1998 are provided in the following table:
(a)

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price increase)                         $10.4        $29.5
    Natural gas (price decrease)                         4.4         11.5
    Refined products (price increase)                     .3          1.3
                                                        ----         ----

    Total                                              $15.1        $42.3

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 1998. The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity. Marathon Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in its risk profile. Changes to the portfolio subsequent to March 31, 1998, would cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout first quarter 1998, from a low of 1,268 contracts at January 1, to a high of 13,047 contracts at March 31, and averaged 5,522 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout first quarter 1998, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on the difference between the strike price and the underlying commodity price.


                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------


     The number of net open contracts for the Marathon Group was 13,047 at March 31, 1998 as compared to 637 at December 31, 1997. The number of net open contracts at December 31, 1997 was unusually low as a result of market conditions. On January 1, 1998, the number of net open contracts was 1,268, which includes contracts transferred to MAP from Ashland. The number of net open contracts is subject to wide variations as management continuously evaluates MAP's risk exposures and hedging needs.

     The discussion of the Marathon Group's interest rate risk, foreign currency exchange rate risk and equity price risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1997 Form 10-K.

     For additional information on market risk for the Marathon Group, see Quantitative and Qualitative Disclosures About Market Risk for the Marathon Group in the USX 1997 Form 10-K.

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

     Forward-looking statements with respect to management's opinion about risks associated with the Marathon Group's use of derivative instruments, and projected changes in the size of the Marathon Group's hedge portfolio are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas and refined products. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's hedging programs may differ materially from those discussed in the forward-looking statements.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                             -----------------------
                                                         First Quarter
                                                         Ended March 31
(Dollars in millions)                                  1998       1997(a)
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS(b)
  Exploration & production
    Domestic                                             $74         $183
    International                                         50          104
  Refining, marketing & transportation (c)               128            79
  Other energy related businesses (d)                     14            22
  Administrative                                         (38)          (39)
                                                       -----         -----
                                                        $228          $349
International impairment & domestic contract settlement  (76)            -
Gain on ownership change & one-time
     transition charges - MAP                            225             -
IMV reserve adjustment.                                   25          (114)
                                                       -----         -----
   Total Marathon Group                                 $402          $235

CAPITAL EXPENDITURES                                    $219          $118
INVESTMENTS IN EQUITY AFFILIATES-NET                      25            57

OPERATING STATISTICS

Net liquid hydrocarbon production (e):
    Domestic                                           125.8         114.8
    International                                       46.1          53.6
                                                       -----         -----
  Worldwide                                            171.9         168.4

Net natural gas production (f):
    Domestic                                           748.2         758.5
    International - equity                             440.9         537.1
    International - other (g)                           25.8          37.9
                                                     -------       -------
       Total Consolidated                            1,214.9       1,333.5
    Equity affiliate                                    42.5          54.9
                                                     -------       -------
  Worldwide                                          1,257.4       1,388.4

Average equity sales prices (h):
  Liquid hydrocarbons (per bbl)
    Domestic                                          $12.10        $19.26
    International                                      13.75         21.30

  Natural gas (per mcf)
    Domestic                                           $1.90         $2.53
    International                                       2.16          2.18

Natural gas sales (f)(i):
    Domestic                                         1,232.2       1,245.5
    International                                      466.7         575.0
                                                     -------       -------
       Total Consolidated                            1,698.9       1,820.5
    Equity affiliate                                    42.5          54.9
                                                     -------       -------
  Worldwide                                          1,741.4       1,875.4

Crude oil refined (e)                                  905.3         476.1
Refined products sold (e)                            1,142.5         724.0
Matching buy/sell volumes included in refined
  products sold (e)                                     47.6          63.7
------------

      (a) Certain 1997 amounts have been reclassified to conform to 1998 classifications
      (b) Income from operations for operating components includes operating income previously reported, plus dividend and affiliate income and other income.
      (c) For 1998, this amount includes MAP's operations, as well as certain RM&T activities not transferred to MAP. For 1997, this amount represents the Marathon Group RM&T operations, only.
      (d) Includes domestic natural gas and crude oil marketing and transportation, and power generation
      (e)  Thousands of barrels per day
      (f)  Millions of cubic feet per day
      (g)  Represents gas acquired for injection and subsequent resale
      (h)  Prices exclude gains and losses from hedging activities
      (i)  Represents equity, royalty and resale volumes

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                             -----------------------


The following unaudited pro forma data for the Marathon Group includes the results of operations for the Ashland RM&T net assets, giving effect to the acquisition as if it had been consummated at the beginning of the period presented. The pro forma data is based on historical information and does not necessary reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                                                         Quarter Ended
                                                         March 31, 1997
                                                            Pro Forma
--------------------------------------------------------------------------------
In Millions:
  RM&T-Income from operations (a)(b)                               $82

Thousands of barrels per day:
  Crude oil refined                                         800.3
  Refined products sold                                   1,108.2
  Matching buy/sell volumes included in refined
    products sold                                            88.3

      (a)  Excludes the IMV reserve adjustment
      (b) Includes income from operations from RM&T assets transferred to MAP by Marathon and Ashland, purchase accounting effects and other pro forma adjustments. Ashland reported an operating loss from refining and marketing of $8 million for the quarter ended March 31, 1997. Ashland attributed the loss to the impact of heavy flooding in the Ohio
      Valley which limited their ability to ship product on the river.

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                                      First Quarter Ended
                                                           March 31
(Dollars in millions, except per share amounts)        1998         1997
--------------------------------------------------------------------------------
REVENUES:
  Sales                                               $1,670        $1,619
  Income from affiliates                                  15            11
  Gain on disposal of assets                              11             1
                                                      ------        ------
     Total revenues                                    1,696         1,631
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           1,455         1,404
  Selling, general and administrative expenses (credits) (46)          (37)
  Depreciation, depletion and amortization                77            74
  Taxes other than income taxes                           48            59
                                                      ------        ------
     Total costs and expenses                          1,534         1,500
                                                      ------        ------
INCOME FROM OPERATIONS                                   162           131
Net interest and other financial costs                    28            11
                                                      ------        ------
INCOME BEFORE INCOME TAXES                               134           120
Provision for estimated income taxes                      47            33
                                                      ------        ------
NET INCOME                                                87            87
Dividends on preferred stock                               2             6
                                                      ------        ------
NET INCOME APPLICABLE TO STEEL STOCK                     $85           $81
                                                      ======        ======

STEEL STOCK DATA:
  Net income per share - basic                          $.98          $.96
                  - diluted                              .95           .93

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Basic                                           86,600       84,996
    - Diluted                                         94,125       94,581








Selected notes to financial statements appear on pages 50-53.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $12           $18
  Receivables, less allowance for doubtful
   accounts of $12 and $13                               519           588
  Inventories                                            718           705
  Deferred income tax benefits                           219           220
  Other current assets                                     8             -
                                                      ------        ------
     Total current assets                              1,476         1,531

Investments and long-term receivables,
 less reserves of $15 and $15                            741           670
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,810 and $5,799                                     2,475         2,496
Prepaid pensions                                       2,014         1,957
Other noncurrent assets                                   37            40
                                                      ------        ------
     Total assets                                     $6,743        $6,694
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                           $-           $13
  Accounts payable                                       663           687
  Payroll and benefits payable                           364           379
  Accrued taxes                                          191           190
  Accrued interest                                         8            11
  Long-term debt due within one year                      56            54
                                                      ------        ------
     Total current liabilities                         1,282         1,334

Long-term debt, less unamortized discount                476           456
Employee benefits                                      2,336         2,338
Deferred credits and other liabilities                   552           536

Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

STOCKHOLDERS' EQUITY
Preferred stock                                            3             3
Common stockholders' equity                            1,846         1,779
                                                      ------        ------
     Total stockholders' equity                        1,849         1,782
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,743        $6,694
                                                      ======        ======

Selected notes to financial statements appear on pages 50-53.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                               $87           $87
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization                77            74
  Pensions                                               (52)          (42)
  Postretirement benefits other than pensions              -             6
  Deferred income taxes                                   43            21
  Gain on disposal of assets                             (11)           (1)
  Changes in:
     Current receivables                                  70            96
     Inventories                                         (13)          (19)
     Current accounts payable and accrued expenses       (44)           31
  All other - net                                        (23)          (40)
                                                      ------        ------
     Net cash provided from operating activities         134           213
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                     (57)          (50)
Disposal of assets                                         2             5
Investments in equity affiliates - net                   (63)            1
All other - net                                            -             4
                                                      ------        ------
     Net cash used in investing activities              (118)          (40)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in U. S. Steel Group's portion of USX
 consolidated debt                                         7          (163)
Specifically attributed debt repayments                    -            (2)
Steel Stock issued                                         2            11
Cash restricted for redemption of debt                    (7)            -
Dividends paid                                           (24)          (26)
                                                      ------        ------
     Net cash used in financing activities               (22)         (180)
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (6)           (7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            18            23
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $12           $16
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(23)         $(33)
  Income taxes refunded, including settlements
   with other groups                                      16            27


Selected notes to financial statements appear on pages 50-53.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1997.

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. The U. S. Steel Group's total comprehensive income for the first quarter 1998 was $87 million.

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. For additional information, see the U. S. Steel Group Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, the U. S. Steel Group identified additional environmental remediation liabilities of $35 million, of which $28 million was discounted to a present value of $13 million and $7 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. The net unfavorable effect of adoption on income from operations at January 1, 1997, was $20 million.

     3. The financial statements of the U. S. Steel Group include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX.

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

          Although the financial statements of the U. S. Steel Group and the Marathon Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such Group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the U. S. Steel Group and the Marathon Group for purposes of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of USX-U. S. Steel Group Common Stock (Steel Stock) and USX-Marathon Group Common Stock (Marathon Stock) are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of the other Group. In addition, net losses of either Group, as well as dividends or distributions on any class of USX Common Stock or series of Preferred Stock and repurchases of any class of USX Common Stock or series of Preferred Stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

     4. The method of calculating net income per share for the Steel Stock, Marathon Stock and, prior to November 1, 1997, Delhi Stock reflects the Board's intent that the separately reported earnings and surplus of the U.
     S. Steel Group, the Marathon Group and the Delhi Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

          See Note 5, page 10 of the Notes to USX Consolidated Financial Statements for the computation of income per common share.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5. Income from operations includes net periodic pension credits of $51 million and $38 million in the first quarter of 1998 and 1997, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

     6. The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the U. S. Steel Group, the Marathon Group and, prior to November 1, 1997, the Delhi Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated among the U. S. Steel Group, the Marathon Group and, prior to November 1, 1997, the Delhi Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

                                                         (In millions)
                                                    -----------------------
                                                     March 31   December 31
                                                       1998         1997
                                                     --------   -----------
    Raw materials                                       $114         $130
    Semi-finished products                               335          331
    Finished products                                    211          187
    Supplies and sundry items                             58           57
                                                        ----         ----
      Total                                             $718         $705
                                                        ====         ====

     8. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1998, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the
     U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

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

          The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At both March 31, 1998, and December 31, 1997, accrued liabilities for remediation totaled $106 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1998 and for the years 1997 and 1996, such capital expenditures totaled $9 million, $43 million and $90 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          Guarantees by USX of the liabilities of affiliated entities of the U.
     S. Steel Group totaled $59 million at March 31, 1998. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of March 31, 1998, the largest guarantee for a single affiliate was $27 million.

         The U. S. Steel Group's contract commitments to acquire property, plant and equipment at March 31, 1998, totaled $241 million compared with $156 million at December 31, 1997.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining and engineering and consulting services (together with U. S. Steel, the "Steel & Related Businesses"). Steel & Related - Equity Affiliates includes Transtar Inc. and joint ventures such as USS/Kobe Steel Company ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO") and PRO-TEC Coating Company ("PRO-TEC"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the first quarter 1998 USX consolidated financial information and the U. S. Steel Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 61.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data - Disclosures About Forward-Looking Statements in USX's 1997 Form 10-K.

Results of Operations
---------------------
     Revenues for the first quarter of 1998 and 1997 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
Steel & Related Businesses                            $1,669        $1,608
Steel & Related - Equity Affiliates                       11             9
                                                      ------        ------
  Subtotal - Steel & Related                           1,680         1,617
Administrative & Other Businesses                         16            14
                                                      ------        ------
  Total Revenues (a)                                  $1,696        $1,631
                                                      ======        ======
------

      (a) Consists of sales, affiliate income, net gains on disposal of assets and other income. Amounts for 1997 were reclassified in 1998 to include affiliate income and other income.

     Total revenues increased $65 million in the first quarter of 1998 compared with the first quarter of 1997. The increase primarily reflected higher steel shipment volumes.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations and certain items included in income from operations for the first quarter of 1998 and 1997 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
Total income from operations (a)                        $162          $131
Less:  Certain favorable (unfavorable) items:
  Effect of adoption of SOP 96-1 (b)                       -           (20)
  Other environmental accrual adjustments - net            -            11
                                                        ----          ----
  Subtotal                                                 -            (9)
                                                        ----          ----
  Income from operations adjusted to exclude above items$162          $140
                                                        ====          ====
-----

      (a) Consists of operating income, affiliate income, net gains on disposal of assets and other income. Amounts for 1997 were reclassified in 1998 to include affiliate income and other income.
      (b) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities.

     Adjusted income from operations for the U. S. Steel Group increased $22 million in the first quarter of 1998 compared with the first quarter of 1997, primarily due to higher results from Administrative and Other Businesses.

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
Steel & Related Businesses                               $89           $87
Steel & Related - Equity Affiliates                       11             9
                                                        ----          ----
  Subtotal - Steel & Related                             100            96
Administrative & Other Businesses                         62            35
                                                        ----          ----
  Total income from operations                          $162          $131
                                                        ====          ====
-----
     Income from operations for Steel & Related Businesses increased $2 million in the first quarter of 1998 compared with the first quarter of 1997.  The increase was primarily due to higher steel shipments, improved product mix and lower property tax accruals, primarily offset by lower average steel prices and the absence of a partial insurance recovery.

     Income from operations for Steel and Related - Equity Affiliates increased
$2 million in the first quarter of 1998 compared to the first quarter of 1997.
The increase was mainly due to higher income generated by USS/Kobe, primarily offset by lower income from USS-POSCO and PRO-TEC.



                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group.
Income from operations for Administrative and Other Businesses increased $27 million in the first quarter of 1998 compared with the first quarter of 1997.
Income from operations for Administrative and Other Businesses for the first quarter of 1997 included charges of $9 million related to environmental accruals and the adoption of SOP 96-1. Excluding these charges, first quarter 1998 income from operations increased $18 million from first quarter 1997 primarily due to higher pension credits and higher equity income from RMI Titanium
Company.
     The pension credits referred to in Administrative and Other Businesses, combined with pension costs for ongoing operating units of the U. S. Steel
Group, resulted in net pension credits (which are primarily noncash) of $51 million and $38 million in the first quarters of 1998 and 1997, respectively.
To the extent that these credits decline in the future, income from operations would be adversely affected.

     Net interest and other financial costs for the first quarter of 1998 and 1997 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
Interest and other financial income                       $2            $1
Interest and other financial costs                       (30)          (12)
                                                       -----         -----
    Net interest and other financial costs               (28)          (11)
Less:
  Favorable (unfavorable) adjustments to
     carrying value of indexed debt (a)                   (4)           16
                                                       -----         -----
    Net interest and other financial costs
     adjusted to exclude above item                     $(24)         $(27)
                                                       =====         =====

-----

      (a) In December 1996, USX issued $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000, ("indexed debt") indexed to the price of RMI Titanium Company ("RMI") common stock. At maturity, USX must exchange these notes for shares of RMI common stock, or redeem the notes for the equivalent amount of cash. The carrying value of indexed debt is adjusted quarterly to settlement value, based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RMI continues to be accounted for under the equity method.

     Adjusted net interest and other financial costs decreased by $3 million in the first quarter of 1998 as compared with the same period in 1997, due primarily to lower average debt levels in the U. S. Steel Group.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     The provision for estimated income taxes in the first quarter of 1998 was higher than the first quarter 1997 provision, primarily due to reduced tax credits.

     Net income was $87 million in both the first quarter of 1998 and first quarter of 1997.

Operating Statistics
--------------------

     First quarter 1998 steel shipments of 2.9 million tons and raw steel production of 3.1 million tons each increased by 2% from the same period in 1997. Raw steel capability utilization in the first quarter of 1998 averaged 99.6%, versus 97.3% in the same period in 1997.

Cash Flows
-----------

     Net cash provided from operating activities decreased $79 million in the first quarter of 1998, compared with the first quarter of 1997. The decrease was due to unfavorable working capital changes, primarily related to accounts payable and accrued expenses.

     Capital expenditures in the first quarter of 1998 were $57 million, compared with $50 million in the same period in 1997. Contract commitments to acquire property, plant and equipment at March 31, 1998, totaled $241 million compared with $156 million at December 31, 1997.

     Net cash used in investments in equity affiliates of $63 million mainly reflects funding for entry into a joint venture in Slovakia with VSZ a.s. ("VSZ"). In February, 1998, the joint venture, doing business as VSZ U. S. Steel, s. r.o., took over ownership and commenced operation of an existing tin mill facility (VSZ's Ocel plant in Kosice) with an annual production capacity of 140,000 metric tons. The joint venture plans to add 200,000 annual metric tons of new tin mill production capacity in the next two years.

     Financial obligations increased by $7 million in the first quarter of 1998. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

Liquidity
---------

     For discussion of USX's liquidity and capital resources, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

Environmental Matters, Contingencies and Commitments
----------------------------------------------------

     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and the specific products and services it provides. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of the U. S Steel Group could be adversely affected.

     USX has been notified that it is a potential responsible party ("PRP") at 25 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of
March 31, 1998. In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 36 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

Outlook
-------

     The U. S. Steel Group expects a continued strong order book for the second quarter of 1998 as the outlook remains positive for the markets it serves. Shipments in the second quarter of 1998 are expected to remain at high levels. This market strength is dependent on continued strong demand for capital goods, oil and gas tubular products and consumer durables in domestic and international economies. Based on the continuing strong demand for plate products,
U. S. Steel Group announced a price increase for plate products scheduled for delivery after June 27, 1998. However, growing domestic production capability for flat-rolled products and continuing high levels of imports, could have an adverse effect on U. S. Steel's product prices and shipment levels. In addition, uncertainties related to Asian economic activities could potentially impact the domestic market, if Asian countries increase their level of steel exports to the United States.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Steel imports to the United States accounted for an estimated 23%, 24% and 23% of the domestic steel market in the first two months of 1998, and for the years 1997 and 1996, respectively. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may have an adverse effect on product prices, shipment levels and results of operations.

     During the second and third quarters of 1998, raw steel production is expected to be reduced by a 100 day planned blast furnace reline at Gary Works.
U. S. Steel expects to supplement raw steel production with the purchase of slabs from outside sources, which should allow it to maintain shipment levels during this planned outage.

     The preceding statements concerning anticipated steel demand, steel pricing, purchasing slabs to supplement raw steel production and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These assumptions can be affected by imports, domestic and international economies, domestic production capacity, availability of slabs, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

Year 2000
---------

     A task force continues to analyze potential areas of risk associated to the Year 2000 and to make any required modifications as they relate to business computer systems, technical infrastructure, end-user computing, business partners, manufacturing, environmental operations, systems products produced and sold, and dedicated R&D test facilities. An inventory of computer systems and date-sensitive automated devices for the aforementioned areas was completed in April 1998; however, the impact assessment is continuing. The technical software infrastructure for mainframe computers is essentially Year 2000 ready; however, vendor software and other computing platforms continue to be analyzed for Year 2000 readiness. Management believes that roughly half of the mainframe applications are capable of correctly processing transactions with dates before, during and after the Year 2000. The U. S. Steel Group is also monitoring the efforts of entities with which it does business and is participating with steel industry and other trade associations to collect information on the Year 2000 readiness of such entities.

     The U. S. Steel Group's objective is to achieve Year 2000 readiness by the end of 1998 except for certain systems that are to be replaced with third-party vendor systems in 1999. The year 1999 will be used to test Year 2000 readiness, including continued monitoring of progress by entities with which the
U. S. Steel Group does business. Based on information available at this time, management believes that the incremental costs associated with achieving Year 2000 readiness will not be material to the operating results of the U. S. Steel Group.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The discussion of the U. S. Steel Group's efforts, and management's expectations, relating to Year 2000 readiness, includes forward-looking statements. The U. S. Steel Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review. The U. S. Steel Group has limited or no control over the actions of proprietary hardware and software vendors and other entities with which it interacts. Therefore, problems experienced by these entities in becoming Year 2000 ready could adversely affect the operating results of the U. S. Steel Group.

Accounting Standard
-------------------
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which introduces a "management approach" for identifying reportable industry segments of an enterprise. USX plans to adopt the standard, effective with its 1998 annual financial statements.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". USX plans to adopt the standard effective with its 1998 annual financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. USX has not determined the impact of adoption of SOP 98-1 on the U. S. Steel Group at this time.



                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

     The discussion of the U. S. Steel Group's commodity price risk, interest rate risk, foreign currency exchange rate risk and equity price risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1997 Form 10-K. For additional information on market risk, see Quantitative and Qualitative Disclosures About Market Risk for USX Corporation on page 23.

                      U. S. STEEL GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                      ------------------------------------
                                 ($ in Millions)

                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                      1998        1997(e)
                                                       ----         ----
REVENUES                                             $ 1,696     $ 1,631

INCOME FROM OPERATIONS

  Steel and Related Businesses (a)                      $89          $87
  Steel and Related-Equity Affiliates                    11            9
                                                        ----       -----
    Subtotal - Steel & Related                         $100         $96
  Administrative and Other Businesses(b)                 62           35
                                                      ------      ------
    Total U. S. Steel Group                            $162       $ 131

CAPITAL EXPENDITURES                                    $57          $50

OPERATING STATISTICS (Steel & Related Businesses)

  Steel Shipments (c)                                 2,933        2,866
  Raw Steel-Production (c)                            3,143        3,071
  Raw Steel-Capability Utilization (d)                 99.6%        97.3%


------------

      (a) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; and engineering and consulting services.

      (b) Includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group. Also includes results of real estate development and management, and leasing and financing activities and equity income from RMI Titanium Company.

      (c)  Thousands of net tons

      (d) Based on annual raw steel production capability of 12.8 million tons.

      (e) Certain 1997 amounts have been reclassified to conform to 1998 classifications.

Part II - Other Information
----------------------------

     Item 1. LEGAL PROCEEDINGS

          U. S. Steel Group

               Aloha Stadium Litigation

               On April 17, 1998, USX and the State of Hawaii entered into a Settlement Agreement and on April 30, 1998, the Court entered a final Order dismissing, with prejudice, all of the claims brought by the State in this litigation.
               Pursuant to the Settlement Agreement, USX paid $12.1 million to the State, all of which had been reserved in prior periods.

--------------------------------------

Item 5.  OTHER INFORMATION

(b)       SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF MARATHON OIL COMPANY
                               Supplementary Data
     ---------------------------------------------------------------------
                                   (Unaudited)



The following summarized consolidated financial information of Marathon Oil Company, a wholly owned subsidiary of USX, is included in this Form 10-Q in satisfaction of the reporting obligation of Marathon which has debt securities registered under the Securities Exchange Act of 1934. All such securities are guaranteed by USX.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1998         1997
                                                       ----         ----
INCOME DATA:
Revenues                                              $5,489        $4,096
Income from operations                                   408           242
Net income                                               173            98


                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1998         1997
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $5,163        $3,436
Noncurrent assets                                      9,964         8,413
                                                      ------        ------
Total assets                                         $15,127       $11,849
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $2,957        $1,997
Noncurrent liabilities                                 8,031         7,569
Minority interest in consolidated subsidiary           1,682             -
Stockholder's equity                                   2,457         2,283
                                                      ------        ------
Total liabilities and stockholder's equity           $15,127       $11,849
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

          Form 8-K dated February 27, 1998, reporting under Item 5. Other Events, the audited Financial Statements and Supplementary Data for USX corporation for the fiscal year ended December 31, 1997, together with the related Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and reports of the independent accountants.

          Form 8-K dated March 5, 1998, reporting under Item 5. Other Events, an Underwriting Agreement in connection with the issuance of 6.85% Notes Due 2008 pursuant to a shelf registration statement on Form S-3, File No. 33-52937.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.




      USX CORPORATION



      By /s/ Kenneth L. Matheny
         Kenneth L. Matheny
          Vice President &
            Comptroller

May   ,1998