Form 10-Q
period 1998-06-30
USX CORP
filed 1998-08-13
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Common stock outstanding at July 31, 1998 follows:

               USX-Marathon Group       -    290,589,455    shares
               USX-U. S. Steel Group    -     88,099,041    shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 1998
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          17

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         18

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        26

               Financial Statistics                                 27

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               28

               Marathon Group Balance Sheet                         29

               Marathon Group Statement of Cash Flows               30

               Selected Notes to Financial Statements               31

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              36

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        47

               Supplemental Statistics                              48

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 1998
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            50

               U. S. Steel Group Balance Sheet                      51

               U. S. Steel Group Statement of Cash Flows            52

               Selected Notes to Financial Statements               53

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          57

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        65


               Supplemental Statistics                              66

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    67
       Item 4. Submission of Matters to a Vote of Security Holders  67

       Item 5. Other Information                                    68

       Item 6. Exhibits and Reports on Form 8-K                     70

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998    1997    1998     1997
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $7,214  $5,461 $14,101  $11,122
 Dividend and affiliate income                      46      25      71       43
 Gain on disposal of assets                         30      13      44       26
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                     (2)      -     246        -
 Other income                                        4       3      17        6
                                                ------  ------  ------  -------
   Total revenues                                7,292   5,502  14,479   11,197
                                                ------  ------  ------  -------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      5,198   3,895  10,468    8,018
 Selling, general and administrative expenses       67      50     152       97
 Depreciation, depletion and amortization          281     242     628      487
 Taxes other than income taxes                   1,004     774   1,868    1,541
 Exploration expenses                               75      41     157       74
 Inventory market valuation charges (credits)       (3)     64     (28)     178
                                                ------  ------  ------  -------
   Total costs and expenses                      6,622   5,066  13,245   10,395
                                                ------  ------  ------  -------
INCOME FROM OPERATIONS                             670     436   1,234      802
Net interest and other financial costs              71     105     153      186
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     158       -     212        -
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         441     331     869      616
Provision for estimated income taxes               143     116     301      206
                                                ------  ------  ------   ------
INCOME FROM CONTINUING OPERATIONS                  298     215     568      410

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of
 income tax)                                         -      (1)      -        -
                                                ------  ------  ------   ------
NET INCOME                                         298     214     568      410

Noncash credit from exchange of preferred stock      -      10       -       10
Dividends on preferred stock                        (3)     (2)     (5)      (8)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $295    $222    $563     $412
                                                ======  ======  ======   ======



Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1998    1997    1998     1997
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                       $162    $118    $345     $226
   - Per share - basic and diluted                 .56     .41    1.19      .78

 Dividends paid per share                          .21     .19     .42      .38

 Weighted average shares, in thousands
   - Basic                                     289,591 287,838 289,220  287,729
   - Diluted                                   290,263 289,396 289,879  292,013

APPLICABLE TO STEEL STOCK:

 Net income                                       $133    $105    $218     $186
   - Per share - basic                            1.53    1.23    2.51     2.19
            - diluted                             1.46    1.06    2.41     1.99

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Basic                                      86,953  85,614  86,777   85,307
   - Diluted                                    94,507  93,983  94,314   94,284























Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     June 30    December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $566           $54
  Restricted cash                                        379             -
  Receivables, less allowance for doubtful
   accounts of $12 and $15                             1,802         1,417
  Inventories                                          2,488         1,685
  Deferred income tax benefits                           230           229
  Other current assets                                   109            87
                                                      ------        ------
     Total current assets                              5,574         3,472

Investments and long-term receivables,
 less reserves of $15 and $15                          1,197         1,028
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,763 and $15,466                                  11,565        10,062
Prepaid pensions                                       2,366         2,247
Other noncurrent assets                                  330           280
Cash restricted for redemption of Delhi Stock              -           195
                                                      ------        ------
     Total assets                                    $21,032       $17,284
                                                      ======        ======
























Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     June 30    December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                         $379          $121
  Accounts payable                                     2,848         2,011
  Payroll and benefits payable                           500           521
  Accrued taxes                                          288           304
  Accrued interest                                       105            95
  Long-term debt due within one year                     454           471
                                                      ------        ------
     Total current liabilities                         4,574         3,523

Long-term debt, less unamortized discount              3,311         2,932
Long-term deferred income taxes                        1,520         1,353
Employee benefits                                      2,883         2,713
Deferred credits and other liabilities                   699           736

Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182
Minority interest in Marathon Ashland Petroleum LLC    1,737             -
Redeemable Delhi Stock                                     -           195

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,961,887 shares and
   2,962,037 shares ($148 liquidation preference)          3             3
Common stocks:
  Marathon Stock issued - 290,265,145 shares and
   288,786,343 shares                                    290           289
  Steel Stock issued - 87,291,033 shares and
   86,577,799 shares                                      87            86
Additional paid-in capital                             4,001         3,924
Retained earnings                                      1,536         1,138
Deferred compensation adjustments                         (1)           (3)
Accumulated other comprehensive income (loss)            (40)          (37)
                                                      ------        ------
     Total stockholders' equity                        5,876         5,400
                                                      ------        ------
     Total liabilities and stockholders' equity      $21,032       $17,284
                                                      ======        ======





Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $568          $410
Adjustments to reconcile to net cash provided
 from operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   82             -
  Depreciation, depletion and amortization               628           499
  Exploratory dry well costs                              97            30
  Inventory market valuation charges (credits)           (28)          178
  Pensions                                              (110)          (90)
  Postretirement benefits other than pensions              9             4
  Deferred income taxes                                  180            58
  Gain on disposal of assets                             (44)          (26)
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                        (246)            -
  Changes in:
     Current receivables                                 236           200
     Inventories                                        (193)         (127)
     Current accounts payable and accrued expenses       (33)         (284)
  All other - net                                        (96)          (48)
                                                      ------        ------
     Net cash provided from operating activities       1,050           804
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (686)         (544)
Disposal of assets                                        45           397
Investments in equity affiliates - net                   (66)         (152)
Withdrawals (deposits) of restricted cash - net         (188)           94
All other - net                                           26             8
                                                      ------        ------
     Net cash used in investing activities              (869)         (197)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit
  arrangements - net                                    (121)            7
Other debt - borrowings                                  842             -
           - repayments                                 (100)         (433)
Common stock - issued                                     75            30
           - repurchased                                (195)            -
Dividends paid                                          (170)         (159)
                                                      ------        ------
     Net cash provided from (used in)
         financing activities                            331          (555)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -            (1)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                512            51
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            54            55
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $566          $106
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(144)        $(201)
  Income taxes paid                                     (150)         (197)

Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


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

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. Total comprehensive income for the second quarter and six months of 1998 was $294 million and $565 million, respectively. Total comprehensive income for the same 1997 periods was $215 million and $410 million, respectively.

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1998         1997
                                                     --------   -----------

    Raw materials                                       $925         $582
    Semi-finished products                               332          331
    Finished products                                  1,335          922
    Supplies and sundry items                            152          134
                                                      ------        ------
      Total (at cost)                                  2,744        1,969
    Less inventory market valuation reserve              256          284
                                                      ------        ------
      Net inventory carrying value                    $2,488       $1,685
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

          Basic net income per share is calculated by adjusting net income for dividend requirements of preferred stock and, in 1997, the noncash credit on exchange of preferred stock and is based on the weighted average number of common shares outstanding.

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

     5.   (Continued)

          COMPUTATION OF INCOME PER COMMON SHARE
                                              Second Quarter Ended
                                                    June 30
                                                     1998            1997
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
Marathon Group
--------------
Net income (millions)                             $162    $162    $118     $118
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   289,591 289,591 287,838  287,838
 Effect of dilutive securities:
  Convertible debentures                             -       -       -    1,106
  Stock options                                      -     672       -      452
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   289,591 290,263 287,838  289,396
                                                ======  ======  ======   ======
Net income per share                              $.56    $.56    $.41     $.41
                                                ======  ======  ======   ======
U. S. Steel Group
-----------------
Net income (millions):
 Net income                                       $136    $136     $97      $97
 Dividends on preferred stock                       (3)      -      (2)       -
 Noncash credit from exchange of preferred stock     -       -      10        -
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock              133     136     105       97
 Effect of dilutive convertible securities           -       2       -        3
                                                ------  ------  ------   ------
   Net income assuming conversions                $133    $138    $105     $100
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    86,953  86,953  85,614   85,614
 Effect of dilutive securities:
  Trust preferred securities                         -   4,256       -    2,128
  Preferred stock                                    -   3,211       -    5,345
  Convertible debentures                             -       -       -      876
  Stock options                                      -      87       -       20
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    86,953  94,507  85,614   93,983
                                                ======  ======  ======   ======
Net income per share                             $1.53   $1.46   $1.23    $1.06
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

     5.   (Continued)

          COMPUTATION OF INCOME PER COMMON SHARE
                                                Six Months Ended
                                                    June 30
                                                     1998            1997
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
Marathon Group
--------------
Net income (millions)                             $345    $345    $226     $226
Effect of dilutive securities -
 Convertible debentures                              -       -       -        2
                                                ------  ------  ------   ------
   Net income assuming conversions                $345    $345    $226     $228
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   289,220 289,220 287,729  287,729
 Effect of dilutive securities:
  Convertible debentures                             -       -       -    3,873
  Stock options                                      -     659       -      411
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   289,220 289,879 287,729  292,013
                                                ======  ======  ======   ======
Net income per share                             $1.19   $1.19    $.78     $.78
                                                ======  ======  ======   ======
U. S. Steel Group
-----------------
Net income (millions):
 Net income                                       $223    $223    $184     $184
 Dividends on preferred stock                       (5)      -      (8)       -
 Noncash credit from exchange of preferred stock     -       -      10        -
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock              218     223     186      184
 Effect of dilutive convertible securities           -       4       -        4
                                                ------  ------  ------   ------
   Net income assuming conversions                $218    $227    $186     $188
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    86,777  86,777  85,307   85,307
 Effect of dilutive securities:
  Trust preferred securities                         -   4,256       -    1,064
  Preferred stock                                    -   3,211       -    6,412
  Convertible debentures                             -       -       -    1,485
  Stock options                                      -      70       -       16
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    86,777  94,314  85,307   94,284
                                                ======  ======  ======   ======
Net income per share                             $2.51   $2.41   $2.19    $1.99
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

                                                  (In millions)
                                        -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1998    1997    1998     1997
                                                 ----    ----    ----     ----
    Matching crude oil and refined product
      buy/sell transactions settled in cash       $994    $551  $1,982   $1,306
    Consumer excise taxes on petroleum
      products and merchandise                     887     664   1,651    1,319

     7. During 1997, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC
     (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $246 million, which is included in the first six months 1998 revenues.

          The following unaudited pro forma data for USX includes the results of operations for the Ashland RM&T net assets, giving effect to the acquisition as if it had been consummated at January 1, 1997. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

          (In millions, except per share amounts)
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                               June 30, 1997(a) June 30, 1997(a)
                                               ---------------------------------
    Revenues                                        $7,345          $14,992
    Net income                                         228 (b)          418 (b)
    Net income per common share of
     Marathon Stock:
     Basic and diluted                                 .46              .81

      (a) Pro forma data is based on USX and Ashland RM&T results of operations for the quarter and six months ended June 30, 1997.

      (b) Excluding the pro forma inventory market valuation reserve adjustment, pro forma net income would have been $263 million and $519 million for the 1997 second quarter and six months, respectively. Reported 1997 net income for the second quarter and six months, excluding the reported inventory market valuation reserve adjustment, was $254 million and $522 million, respectively, which excludes the results of operations for the Ashland RM&T net assets.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     8. Income from operations includes net periodic pension credits of $98 million and $75 million in the first six months of 1998 and 1997, respectively ($48 million and $37 million in the second quarter of 1998 and 1997, respectively.) These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

     9. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The second quarter and six months 1998 provision for estimated income taxes was decreased by a $9 million foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

     10. At June 30, 1998, USX had no borrowings against its $2,350 million long-term revolving credit agreement.

          USX has a short-term credit agreement totaling $125 million at June 30, 1998. Interest is based on the bank's prime rate or London Interbank Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $200 million which require a .125% fee or maintenance of compensating balances of 3%. At June 30, 1998, there were no borrowings against these facilities.

          In the event of a change in control of USX, debt obligations totaling $3,368 million at June 30, 1998, may be declared immediately due and payable.

          For a discussion of transactions under the revolving credit agreement subsequent to the balance sheet date, see Note 14.

     11. In the first quarter of 1998, USX issued $400 million in aggregate principal amount of 6.85% Notes due 2008.

          On June 9, 1998, Marathon entered into a Cdn$550 million short-term loan agreement to initially finance a portion of the acquisition of Tarragon Oil and Gas Limited. At June 30, 1998, the proceeds from this loan (U.S. $379 million) were restricted and were invested in short-term instruments. For a discussion of transactions under the Cdn$550 million loan agreement subsequent to the balance sheet date, see Note 14.

     12. USX has an agreement (the program) to sell an undivided interest in certain accounts receivable of the U. S. Steel Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1998, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program's size. In the event of a change in control of USX, as defined in the agreement, USX may be required to forward payments collected on sold accounts receivable to the buyers.

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

          USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1998, and December 31, 1997, accrued liabilities for remediation totaled $157 million and $158 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $40 million at June 30, 1998, and $42 million at December 31, 1997.

          For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1998 and for the years 1997 and 1996, such capital expenditures totaled $69 million, $134 million and $165 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          At June 30, 1998, and December 31, 1997, accrued liabilities for platform abandonment and dismantlement totaled $134 million and $128 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities totaled $129 million at June 30, 1998. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of June 30, 1998, the largest guarantee for a single affiliate was $66 million.

          At June 30, 1998, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $165 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          Contract commitments to acquire property, plant and equipment and long-term investments at June 30, 1998, totaled $888 million compared with $533 million at December 31, 1997.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     14. On June 20, 1998, Marathon entered into a definitive agreement to acquire Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. At a special meeting held August 11, 1998, the Tarragon securityholders approved the transaction. Securityholders of Tarragon received, at their election, Cdn$14.25 for each Tarragon share, or the economic equivalent in Exchangeable Shares of an indirect Canadian subsidiary of Marathon. These shares are exchangeable on a one-for-one basis into Marathon Stock. The total purchase price was approximately $1.1 billion, which includes the assumption of approximately $346 million in debt. USX will account for the acquisition using the purchase method of accounting.

          On August 10, 1998, USX borrowed $1.0 billion under its revolving credit agreement to complete the acquisition of Tarragon and to repay borrowings under the Cdn$550 million short-term loan agreement and certain existing Tarragon debt.


                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              Continuing Operations
           ----------------------------------------------------------

   Six Months Ended
       June 30                           Year Ended December 31
---------------------   -------------------------------------------------------

   1998        1997         1997        1996         1995        1994      1993
   ----        ----         ----        ----         ----        ----      ----
   4.70        3.59         3.92        3.62         1.49        2.01      (a)
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



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              Continuing Operations
                -------------------------------------------------


   Six Months Ended
       June 30                           Year Ended December 31
---------------------   -------------------------------------------------------

   1998        1997         1997        1996         1995        1994      1993
   ----        ----         ----        ----         ----        ----      ----

   4.87        3.81         4.11        3.90         1.62        2.18      (a)
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company engaged primarily in the energy business through its Marathon Group and in the steel business through its
U. S. Steel Group. The following discussion should be read in conjunction with the second quarter and first six months of 1998 USX Consolidated Financial Statements and selected notes. For net income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective groups.

     During 1997, Marathon Oil Company ("Marathon") and Ashland Inc.("Ashland") agreed to combine the major elements of their refining, marketing and transportation ("RM&T") operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC ("MAP"), a new consolidated subsidiary. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38 percent interest in MAP. Financial measures such as revenues, income from operations and capital expenditures in 1998 include 100 percent of MAP and are not comparable to prior period amounts. Net income and related per share amounts for 1998 are net of the minority interest. For further discussion of MAP, see Note 7 to the USX Consolidated Financial Statements.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 1998 and 1997 are set forth in the following table:

                                               Second Quarter     Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Revenues (a)
 Marathon Group                                 $5,562  $3,787 $11,060   $7,890
 U. S. Steel Group                               1,733   1,737   3,429    3,368
 Eliminations                                       (3)    (22)    (10)     (61)
                                                ------  ------ -------  -------
   Total USX Corporation revenues               $7,292  $5,502 $14,479  $11,197
Less:
 Excise taxes (b)(c)                               887     664   1,651    1,319
 Matching buy/sell transactions (b)(d)             994     551   1,982    1,306
                                                ------  ------  ------   ------
   Revenues excluding above items               $5,411  $4,287 $10,846   $8,572
                                                ======  ======  ======   ======
------

(a)  Amounts for the second quarter and first six months of 1997 were
reclassified   to conform to 1998 classifications.
(b) Included in both revenues and costs and expenses for the Marathon Group and USX Consolidated.
(c)  Consumer excise taxes on petroleum products and merchandise.
(d) Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding excise taxes and matching buy/sell transactions) increased by $1,124 million in the second quarter of 1998 as compared with the second quarter of 1997, primarily reflecting an increase of $1,109 million for the Marathon Group. Revenues (excluding excise taxes and matching buy/sell transactions) increased by $2,274 million in the first six months of 1998 as compared with the first six months of 1997, reflecting increases of $2,162 million for the Marathon Group and $61 million for the U. S. Steel Group.

     For discussion of revenues by group see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, which includes discussion of pro forma revenues, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, for the second quarter and first six months of 1997, and the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations and certain items included in income from operations for the second quarter and first six months of 1998 and 1997 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Income from operations (a)                        $670    $436  $1,234     $802

Less: certain favorable (unfavorable) items for

 Marathon Group
   Inventory market valuation reserve adjustment (b) 3     (64)     28     (178)
   Write-off of certain international investments
     net of a favorable domestic contract
     settlement (c)                                  -       -     (76)       -
   Gain on ownership change net of one-time
     transition charges - MAP (d)                   (2)      -     223        -
 U. S. Steel Group
   Insurance litigation settlement for Gary Works
    No. 8 blast furnace (net of related charges and
    reserves) (e)                                   30       -      30        -
   Partial insurance settlement related to the
    1996 hearth breakout at Gary Works No. 13 blast
    furnace                                          -       -       -       15
   Effect of adoption of SOP 96-1 (f)                -       -       -      (20)
   Other environmental accrual adjustments - net     -       -       -       11
                                                 -----   -----   -----    -----
Subtotal                                            31     (64)    205     (172)
                                                 -----   -----   -----    -----
Income from operations adjusted to exclude
  above items                                     $639    $500  $1,029     $974
                                                 =====   =====   =====    =====
------

(a)  Amounts for the second quarter and first six months of 1997 were
reclassified   to conform to 1998 classifications.
(b) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined product inventories exceeds net realizable value. For additional discussion of the IMV reserve adjustment, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.
(c) This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of the Marathon Group's natural gas production from certain domestic properties.
(d) The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 7 to the USX Consolidated Financial Statements.
(e) Settlement of litigation against USX's property insurers to recover losses related to a 1995 explosion at the Gary Works No. 8 blast furnace.
(f) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

    Adjusted income from operations increased by $139 million in the second quarter of 1998 as compared with the second quarter of 1997, reflecting an increase of $145 million for the Marathon Group, partially offset by a decrease of $6 million for the U. S. Steel Group. Adjusted income from operations increased by $55 million in the first six months of 1998 as compared with the first six months of 1997, reflecting increases of $31 million for the
U. S. Steel Group and $24 million for the Marathon Group.

     For discussion of adjusted income from operations by group see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, which includes discussion of pro forma adjusted income from operations, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, for the second quarter and first six months of 1997, and the U. S. Steel Group.

     Net interest and other financial costs for the second quarter and first six months of 1998 and 1997 are set forth in the following table:

                                               Second Quarter     Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Interest and other financial income                $15      $1     $22      $(1)
Interest and other financial costs                 (86)   (106)   (175)    (185)
                                                 -----  ------  ------   ------
   Net interest and other financial costs          (71)   (105)   (153)    (186)
Less:
  Adjustment to carrying value of indexed debt(a)    -     (10)     (4)       6
                                                 -----  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item               $(71)   $(95)  $(149)   $(192)
                                                 =====  ======  ======   ======
------

(a) In December 1996, USX issued $117 million in aggregate principal amount of 6-3/4% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RMI Titanium Company ("RMI") (or for the equivalent amount of cash, at USX's option). The carrying value of indexed debt is adjusted quarterly to settlement value based on changes in the value of RMI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27 percent interest in RMI continues to be accounted for under the equity method.

     Excluding the adjustment to the carrying value of indexed debt, net interest and other financial costs decreased by $24 million and $43 million in the second quarter and first six months of 1998, respectively, as compared with the second quarter and first six months of 1997, due primarily to increased interest income and capitalized interest on upstream projects for the Marathon Group, and lower average debt levels for the U. S. Steel Group.

     Provision for estimated income taxes in the second quarter and first six months of 1998 was decreased by a $9 million foreign tax adjustment as a result of a favorable resolution of foreign tax litigation for the U. S. Steel Group.

     Net income increased $84 million and $158 million in the second and first six months of 1998, as compared to the second quarter and first six months of 1997, mainly due to the items discussed above.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Noncash credit from exchange of preferred stock was $10 million in the second quarter and first six months of 1997. On May 16, 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I, for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock). The $10 million noncash credit reflects the difference between the carrying value of the 6.50% Preferred Stock ($192 million) and the fair value of the Trust Preferred Securities ($182 million), at the date of the exchange.

Dividends to Stockholders
-------------------------
     On July 28, 1998, the USX Board of Directors (the "Board") declared dividends of 21 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable September 10, 1998, to stockholders of record at the close of business on August 19, 1998. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable September 30, 1998, to stockholders of record at the close of business on August 31, 1998.

Cash Flows
----------
     Net cash provided from operating activities totaled $1,050 million in the first six months of 1998, compared with $804 million in the first six months of 1997. The Marathon Group had a $300 million increase in net cash provided from operating activities in the first six months of 1998 as compared to the first six months of 1997. The increase was primarily due to favorable working capital changes resulting from a temporary change in excise tax payment patterns. The
U. S. Steel Group had a $52 million decrease in net cash provided from operating activities in the first six months of 1998 as compared to the first six months of 1997. The decrease was primarily due to unfavorable working capital changes.

     Cash from the disposal of assets was $45 million in the first six months of 1998, compared with $397 million in the first six months of 1997. The 1997 proceeds included $361 million resulting from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U. S. Steel Group's Clairton Works.

     The net deposits of restricted cash were $188 million in the first six months of 1998, compared to net withdrawals of restricted cash of $94 million in the first six months of 1997. The 1998 amount primarily represents proceeds from the Cdn$550 short-term million loan agreement Marathon entered into in anticipation of the Tarragon Oil and Gas Limited ("Tarragon") acquisition. At June 30, 1998, the proceeds from this loan (U.S. $379 million) were restricted for acuquisition funding purposes and invested in short-term instruments. This deposit was partially offset by the withdrawal from restricted cash of $195 million for the redemption of all of the shares of Delhi Stock in the first quarter of 1998. The $94 million withdrawal in 1997 mainly represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the disposal of Marathon Group oil production properties in Alaska.

     On August 10, 1998, USX borrowed $1,000 million against its $2,350 million long-term revolving credit agreement primarily for the funding of the Tarragon acquisition. A portion of these funds was used to repay the Cdn$550 million (U.S. $379 million) loan discussed above.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Capital expenditures for property, plant and equipment in the first six months of 1998 were $686 million, compared with $544 million in the first six months of 1997. For further details, see USX Corporation - Financial Statistics on page 27, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

     Contract commitments to acquire property, plant and equipment and long-term investments at June 30, 1998, totaled $888 million compared with $533 million at December 31, 1997.

     Net investments in equity affiliates was $66 million in the first six months of 1998, compared with $152 million in the first six months of 1997. Net investments in equity affiliates in 1998 decreased $134 million for the Marathon Group. Net investments in 1998 were reduced by $59 million as a result of repayments by Sakhalin Energy Investment Company, Ltd. of advances made by Marathon in conjunction with the Sakhalin II project in Russia. The 1997 amount included investments in the Nautilus natural gas pipeline system in the Gulf of Mexico and the purchase of a 50 percent interest in an Ecuadorian power generation company. Cash invested in equity affiliates for the U. S. Steel Group increased $48 million, primarily due to the funding for the entry into a joint venture in Slovakia.

     USX's total long-term debt, preferred stock of subsidiary, USX obligated preferred securities of a subsidiary trust and notes payable was $4,576 million at June 30, 1998, an increase of $620 million from December 31, 1997. Excluding $379 million of short-term borrowings related to the Tarragon acquisition, the proceeds of which are reported as restricted cash, the increase from December 31, 1997, was $241 million primarily the result of the issuance of $400 million of 6.85% notes due in 2008.

Debt and Preferred Stock Ratings
--------------------------------
     In June 1998, Moody's Investors Services, Inc. upgraded the ratings on USX's and Marathon's senior debt to Baa2 from Baa3, on USX's subordinated debt to Baa3 from Ba2, and on preferred stock to Ba1 from Ba2.

Liquidity
---------
     At June 30, 1998, USX had no borrowings against its $2,350 million long-term revolving credit agreement, its $125 million short-term credit agreement and additional short-term lines of credit totaling $200 million.

     On August 10, 1998, USX borrowed $1,000 million against its $2,350 million long-term revolving credit agreement in relation to the funding of the Tarragon acquisition.

     Effective as of July 31, 1998, MAP entered into two revolving credit agreements totaling $500 million.

     USX filed with the Securities and Exchange Commission a shelf registration statement, which became effective July 31, 1998, which allows USX to offer and issue unsecured debt securities, equity securities and warrants in an aggregate principal amount of up to $1 billion in one or more separate offerings on terms to be determined at the time of sale. Including this shelf registration statement, USX has a total of $1.543 billion available under existing shelf registration statements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of June 30, 1998, and to complete currently authorized capital spending programs and the acquisition of Tarragon. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1998 and years 1999 and 2000, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 13 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings or other external financing sources.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 43 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1998. In addition, there are 25 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 127 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 15 were associated with properties conveyed to MAP by Ashland which has retained liability for all costs associated with remediation.

     At many sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 13 to the USX Consolidated Financial Statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the USX Consolidated Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity herein.

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

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. The incremental impact on results of operations of adoption of SOP 98-1 has not been determined, although it is likely that it will be initially favorable since certain qualifying costs will be capitalized and amortized over future periods.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility within Stockholders' Equity as a result of recording unrecognized gains and losses within Other Comprehensive Income. USX may also have to recognize gains or losses from hedging activities in its results of operations in periods different than would be the case under existing guidance. Based upon the hedging strategies currently used by USX and the level of activity related to commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. USX plans to adopt the standard effective January 1, 2000, as required.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

     As of June 30, 1998, the discussion of USX's commodity price risk, interest rate risk, foreign currency exchange rate risk and equity price risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in the USX 1997 Form 10-K. For additional discussion on market risk for USX, see Quantitative and Qualitative Disclosures About Market Risk in the USX 1997 Form 10-K.

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------


                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
(Dollars in millions)                            1998    1997    1998     1997
-------------------------------------------------------------------------------
REVENUES

 Marathon Group (a)                             $5,562  $3,787 $11,060   $7,890
 U. S. Steel Group                               1,733   1,737   3,429    3,368
 Eliminations                                       (3)    (22)    (10)     (61)
                                               ------- ------- -------  -------
   Total                                        $7,292  $5,502 $14,479  $11,197


INCOME FROM OPERATIONS

 Marathon Group (a)                               $453    $243    $855     $478
 U. S. Steel Group                                 217     193     379      324
                                                ------  ------  ------  ------
   Total                                          $670    $436  $1,234     $802


CAPITAL EXPENDITURES

 Marathon Group (a)                               $331    $271    $550     $389
 U. S. Steel Group                                  79      67     136      117
 Discontinued Operations                             -      21       -       38
                                                ------  ------  ------   ------
   Total                                          $410    $359    $686     $544


INVESTMENTS IN (RETURNS FROM) EQUITY AFFILIATES - NET

 Marathon Group                                   $(22)    $80      $3     $137
 U. S. Steel Group                                   -      16      63       15
                                                ------  ------  ------   ------
   Total                                          $(22)    $96     $66     $152



------

(a)  Amounts in 1998 include 100 percent of MAP.

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1998    1997    1998     1997
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $5,528  $3,768 $10,752   $7,849
 Dividend and affiliate income                      18       9      28       16
 Gain on disposal of assets                         13       7      16       19
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                     (2)      -     246        -
 Other income                                        5       3      18        6
                                                ------  ------  ------  -------
   Total revenues                                5,562   3,787  11,060    7,890
                                                ------  ------  ------  -------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      3,765   2,479   7,587    5,237
 Selling, general and administrative expenses      120      83     251      167
 Depreciation, depletion and amortization          209     163     479      334
 Taxes other than income taxes                     943     714   1,759    1,422
 Exploration expenses                               75      41     157       74
 Inventory market valuation charges (credits)       (3)     64     (28)     178
                                                ------  ------  ------  -------
   Total costs and expenses                      5,109   3,544  10,205    7,412
                                                ------  ------  ------  -------
INCOME FROM OPERATIONS                             453     243     855      478
Net interest and other financial costs              49      68     103      138
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     158       -     212        -
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         246     175     540      340
Provision for estimated income taxes                84      57     195      114
                                                ------  ------  ------   ------
NET INCOME                                        $162    $118    $345     $226
                                                ======  ======  ======   ======

MARATHON STOCK DATA:
 Net income per share - basic and diluted         $.56    $.41   $1.19     $.78

 Dividends paid per share                          .21     .19     .42      .38

 Weighted average shares, in thousands
   - Basic                                     289,591 287,838 289,220  287,729
   - Diluted                                   290,263 289,396 289,879  292,013


Selected notes to financial statements appear on pages 31-36.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $550           $36
  Restricted cash                                        379             -
  Receivables, less allowance for doubtful
   accounts of $7 and $2                               1,327           856
  Inventories                                          1,750           980
  Other current assets                                   167           146
                                                      ------        ------
     Total current assets                              4,173         2,018

Investments and long-term receivables                    536           455
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $9,926 and $9,667                                     9,097         7,566
Prepaid pensions                                         296           290
Other noncurrent assets                                  299           236
                                                      ------        ------
     Total assets                                    $14,401       $10,565
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                         $379          $108
  Accounts payable                                     2,222         1,348
  Payroll and benefits payable                           147           142
  Accrued taxes                                          107           102
  Deferred income taxes                                   70            61
  Accrued interest                                        95            84
  Long-term debt due within one year                     409           417
                                                      ------        ------
     Total current liabilities                         3,429         2,262

Long-term debt, less unamortized discount              2,879         2,476
Long-term deferred income taxes                        1,396         1,318
Employee benefits                                        552           375
Deferred credits and other liabilities                   331           332

Preferred stock of subsidiary                            184           184
Minority interest in Marathon Ashland Petroleum LLC    1,737             -

COMMON STOCKHOLDERS' EQUITY                            3,893         3,618
                                                      ------        ------
   Total liabilities and common stockholders' equity $14,401       $10,565
                                                      ======        ======



Selected notes to financial statements appear on pages 31-36.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $345          $226
Adjustments to reconcile to net cash provided from
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   82             -
  Depreciation, depletion and amortization               479           334
  Exploratory dry well costs                              97            30
  Inventory market valuation charges (credits)           (28)          178
  Pensions                                                (5)           (9)
  Postretirement benefits other than pensions             11             5
  Deferred income taxes                                   91            34
  Gain on disposal of assets                             (16)          (19)
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                        (246)            -
  Changes in:
     Current receivables                                 161            95
     Inventories                                        (160)          (71)
     Current accounts payable and accrued expenses        66          (289)
  All other - net                                        (69)           (6)
                                                      ------        ------
     Net cash provided from operating activities         808           508
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (550)         (389)
Disposal of assets                                        30            22
Investments in equity affiliates - net                    (3)         (137)
Withdrawals (deposits) of restricted cash - net         (383)           94
All other - net                                           13             -
                                                      ------        ------
     Net cash used in investing activities              (893)         (410)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in Marathon Group's portion of USX
 consolidated debt                                       292           101
Specifically attributed debt - borrowings                379             -
                        - repayments                       -           (40)
Marathon Stock issued                                     50             9
Dividends paid                                          (122)         (109)
                                                      ------        ------
     Net cash provided from (used in)
       financing activities                              599           (39)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -            (1)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                514            58
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            36            32
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $550           $90
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(105)        $(131)
  Income taxes paid, including settlements with other
   groups                                               (136)         (152)

Selected notes to financial statements appear on pages 31-36.

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

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Marathon Group's total comprehensive income for the second quarter and six months of 1998 was $160 million and $344 million, respectively. Total comprehensive income for the same 1997 periods was $119 million and $227 million, respectively.

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

          See Note 5 of the Notes to USX Consolidated Financial Statements for the computation of income per common share.

     5. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                               -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1998    1997    1998     1997
                                                 ----    ----    ----     ----
    Matching crude oil and refined product
      buy/sell transactions settled in cash       $994    $551  $1,982   $1,306
    Consumer excise taxes on petroleum
      products and merchandise                     887     664   1,651    1,319

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

     6. During 1997, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC
     (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $246 million, which is included in the first six months 1998 revenues.

          The following unaudited pro forma data for the Marathon Group includes the results of operations for the Ashland RM&T net assets, giving effect to the acquisition as if it had been consummated at January 1, 1997. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

          (In millions, except per share amounts)
                                              Second Quarter    Six Months
                                                  Ended           Ended
                                             June 30, 1997(a)  June 30, 1997(a)
                                             ---------------------------------
    Revenues                                     $5,630          $11,685
    Net income                                      132 (b)          234 (b)
    Net income per common share -
     Basic and diluted                              .46              .81

      (a) Pro forma data is based on Marathon Group and Ashland RM&T results of operations for the quarter and six months ended June 30, 1997.

      (b) Excluding the pro forma inventory market valuation reserve adjustment, pro forma net income would have been $167 million and $335 million for the 1997 second quarter and six months, respectively. Reported 1997 net income for the second quarter and six months, excluding the reported inventory market valuation reserve adjustment, was $158 million and $338 million, respectively, which excludes the results of operations for the Ashland RM&T net assets.

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

                                                         (In millions)
                                                     ----------------------
                                                     June 30    December 31
                                                       1998         1997
                                                     --------   -----------
    Crude oil and natural gas liquids                   $790         $452
    Refined products and merchandise                   1,116          735
    Supplies and sundry items                            100           77
                                                      ------        ------
      Total (at cost)                                  2,006        1,264
    Less inventory market valuation reserve              256          284
                                                      ------        ------
      Net inventory carrying value                    $1,750         $980
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

          The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1998, and December 31, 1997, accrued liabilities for remediation totaled $50 million and $52 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $40 million at June 30, 1998, and $42 million at December 31, 1997.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     9.   (Continued)

          For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 1998 and for the years 1997 and 1996, such capital expenditures totaled $44 million, $81 million and $66 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         At June 30, 1998, and December 31, 1997, accrued liabilities for platform abandonment and dismantlement totaled $134 million and $128 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities of the Marathon Group totaled $66 million at June 30, 1998. As of June 30, 1998, the largest guarantee for a single affiliate was $66 million.

          At June 30, 1998, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $165 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at June 30, 1998, totaled $666 million compared with $377 million at December 31, 1997.

     10. On June 20, 1998, Marathon entered into a definitive agreement to acquire Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. At a special meeting held August 11, 1998, the Tarragon securityholders approved the transaction. Securityholders of Tarragon received, at their election, Cdn$14.25 for each Tarragon share, or the economic equivalent in Exchangeable Shares of an indirect Canadian subsidiary of Marathon. These shares are exchangeable on a one-for-one basis into Marathon Stock. The total purchase price was approximately $1.1 billion, which includes the assumption of approximately $346 million in debt. Marathon will account for the acquisition using the purchase method of accounting.

          On June 9, 1998, Marathon entered into a Cdn$550 short-term million loan agreement to initially finance a portion of the acquisition. At June 30, 1998, the proceeds from this loan (U.S. $379 million) were restricted and were invested in short-term instruments.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and other energy related businesses. Management's Discussion and Analysis should be read in conjunction with the second quarter and first six months 1998 USX consolidated financial information and the Marathon Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on pages 48 and 49.

     During 1997, Marathon and Ashland Inc. ("Ashland") agreed to combine the major elements of their refining, marketing and transportation ("RM&T") operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC ("MAP"), a new consolidated subsidiary. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38 percent interest in MAP. Financial measures such as revenues, income from operations and capital expenditures in 1998 include 100 percent of MAP and are not comparable to prior period amounts. Net income and related per share amounts for 1998 are net of the minority interest. For further discussion of MAP, see Note 6 to the Marathon Group Financial Statements.

     Certain sections of Management's Discussion and Analysis may include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 1998 and 1997 are summarized in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998    1997    1998     1997
                                                -----   -----   -----    -----
Refined products                                $2,416  $1,724  $4,641   $3,410
Merchandise                                        473     266     876      504
Liquid hydrocarbons                                419     242     839      508
Natural gas                                        270     282     615      720
Transportation and other (a)                       105      58     210      123
Gain on ownership change in MAP (b)                 (2)      0     246        0
                                                ------  ------  ------   ------
 Subtotal                                        3,681   2,572   7,427    5,265

Excise taxes (c) (e)                               887     664   1,651    1,319
Matching buy/sell transactions (d) (e)             994     551   1,982    1,306
                                                ------  ------  ------   ------
 Total Revenues (a)                             $5,562  $3,787 $11,060   $7,890
                                                ======  ======  ======   ======
--------

(a)Amounts for second quarter and first six months of 1997 were reclassified to conform to 1998 classifications.

(b)See Note 6 to the Marathon Group Financial Statements for a discussion of the gain on ownership change in MAP and pro forma 1997 revenue information.

(c)Consumer excise taxes on petroleum products and merchandise.

(d)Matching crude oil and refined products buy/sell transactions settled in cash.

(e)Included in both revenues and costs and expenses, resulting in no effect on income.

     In 1998, revenues included 100 percent of MAP. On a pro forma basis, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, revenues (excluding matching buy/sell transactions and excise taxes) for the second quarter and first six months of 1997 were $3,951 million and $7,980 million, respectively. Revenues in the second quarter and first six months of 1998 are lower than pro forma revenues in the same periods of 1997, primarily due to lower worldwide liquid hydrocarbon prices, lower domestic natural gas prices, and lower refined product prices, partially offset by higher liquid hydrocarbon sales volumes. In addition, for the first six months of 1998, these decreases were partially offset by the gain on ownership change in MAP. For additional information regarding pro forma revenues, see Supplemental Statistics on page 49.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from Operations and certain items included in income from operations for the second quarter and first six months of 1998 and 1997 are set forth in the following table:

                                                 Second Quarter    Six Months
                                                     Ended           Ended
                                                    June 30         June 30
(Dollars in millions)                             1998    1997    1998     1997
                                                 -----   -----   -----    -----
Income from Operations (a)                        $453    $243    $855     $478
Less: certain favorable (unfavorable) items
 IMV reserve adjustment (b)                          3     (64)     28     (178)
 Write-off of certain international investments net
 of a favorable domestic contract settlement (c)     0       0     (76)      0
 Gain on ownership change net of one-time
 transition charges - MAP (d)                       (2)      0     223        0
                                                ------  ------  ------   ------
 Subtotal                                            1     (64)    175     (178)
                                                ------  ------  ------   ------
Income from operations adjusted to exclude
 above items                                      $452    $307    $680     $656
                                                ======  ======  ======   ======
--------

(a)Amounts for second quarter and first six months of 1997 were reclassified to conform to 1998 classifications.
(b)The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional details of this noncash adjustment, see discussion below.
(c)This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of the Marathon Group's natural gas production from certain domestic properties.
(d)The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 6 to the Marathon Group Financial Statements.

     In 1998, income from operations included 100 percent of MAP. On a pro forma basis, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, income from operations for second quarter 1997, excluding the effects of the pro forma IMV reserve adjustment, was $431 million. Second quarter 1998 adjusted income from operations of $452 million was higher than adjusted pro forma income from operations for second quarter 1997 primarily due to increased RM&T income from operations and lower administrative expenses. These increases were partially offset by lower worldwide exploration and production income from operations.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On a pro forma basis, adjusted income from operations, for the first six months of 1997, excluding the effects of the pro forma IMV reserve adjustment, was $794 million. The first six months of 1998 adjusted income from operations of $680 million was lower than adjusted pro forma income from operations in the comparable 1997 period primarily due to lower worldwide exploration and production income from operations in 1998, partially offset by increased RM&T income from operations and lower administrative expenses in 1998. For additional information regarding pro forma income from operations, see Supplemental Statistics on page 49.

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

     When Marathon acquired the crude oil and refined product inventories associated with Ashland's RM&T operations in January 1998, the Marathon Group established a new LIFO cost basis for those inventories. The acquisition cost of these inventories lowered the overall average cost of the Marathon Group's combined RM&T inventories. As a result, the price threshold at which an IMV reserve will be recorded has also been lowered. This acquisition resulted in a one-time reduction in the IMV reserve, resulting in a net favorable IMV reserve adjustment of $25 million in first quarter 1998.

     Second quarter income from operations for domestic exploration and production ("upstream") decreased by $65 million in 1998 from 1997. Results in the first six months, excluding a favorable natural gas contract settlement,
decreased $174 million from the same period in 1997.    The decreases in both
periods were due mainly to lower liquid hydrocarbon and natural gas prices and higher exploration expenses, partially offset by increased liquid hydrocarbon volumes.

     Second quarter income from operations for international upstream operations decreased by $43 million in 1998 from 1997. The decline was mainly due to lower liquid hydrocarbon prices, higher depreciation, depletion and amortization and higher exploration expenses, partially offset by increased liquid hydrocarbon sales volumes. Results in the first six months, excluding the write-off of certain international investments in the first quarter, decreased $97 million from the same period in 1997. In addition to the factors discussed previously, the decrease was also due to lower natural gas volumes, mainly attributable to offshore operations in Ireland and Norway.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In 1998, income from operations for refining, marketing, and transportation ("downstream") operations included 100 percent of MAP. Second quarter 1998 income from operations for downstream operations, excluding the effects of special items, was $397 million, compared to $165 million in the prior-year period. On a pro forma basis, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, income from operations for the combined downstream operations of Marathon and Ashland for second quarter 1997, excluding the effects of the pro forma IMV reserve adjustment, was $284 million. Income from operations for the first six months of 1998, for downstream operations excluding the gain on ownership change, was $525 million compared to $244 million in the prior-year period. On a pro forma basis, downstream income from operations for the first six months of 1997, excluding the effects of the pro forma IMV reserve adjustment, was $371 million. Downstream results in the second quarter and first six months of 1998 reflect strong refined product margins in second quarter 1998. For additional information regarding pro forma downstream income from operations, see Supplemental Statistics on page 49.

     Other energy related businesses recorded income from operations of $3 million in second quarter 1998 compared to $9 million for the prior-year period. Income from operations for the first six months of 1998 was $17 million compared to $31 million for the prior-year period. The first six months 1997 included an $8 million gain on the sale of the Marathon Group's interest in a domestic pipeline company.

     Administrative expenses in the second quarter decreased by $27 million in 1998 from 1997, primarily as a result of an increase in the administrative costs being charged to MAP and reported in RM&T that were previously reported in Administrative. In addition, second quarter 1998 decreased due to lower accruals for employee benefit and compensation plans and litigation. Administrative expenses for the first six months of 1998 decreased $28 million from the same period in 1997. The decrease was due to the factors discussed previously.

     Net interest and other financial costs for the second quarter and first six months of 1998 and 1997 are set forth in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998    1997    1998     1997
                                                -----   -----   -----    -----
Interest and other financial income               $13      $1     $18      $(2)
Interest and other financial costs                (62)    (69)   (121)    (136)
                                                ------  ------  ------   ------
Net interest and other financial costs           $(49)   $(68)  $(103)   $(138)
                                                ======  ======   =====    =====

     The decreases in the second quarter and first six months of 1998 were mainly due to increased interest income and capitalized interest on upstream projects.

     Net income for second quarter 1998 was $162 million compared to $118 million in the prior-year period. On a pro forma basis, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, second quarter 1997 net income was $132 million. Net income for the first six months of 1998 was $345 million compared to $226 million in the prior-year period and $234 million on a pro forma basis. For additional information, see
Note 6 to the Marathon Group Financial Statements.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
Cash Flows
----------
     Net cash provided from operating activities was $808 million in the first six months of 1998, compared with $508 million in the first six months of 1997. The $300 million increase mainly reflected favorable working capital changes and an increase in net income (excluding the IMV reserve adjustment and other noncash items), partially offset by distributions by MAP to Ashland. The favorable working capital effect reflects a temporary change in excise tax payment patterns.

     Capital expenditures in the first six months of 1998 totaled $550 million, compared with $389 million in the comparable 1997 period. Although capital expenditures in 1998 include 100 percent of MAP, the increase in 1998, was primarily for upstream projects.

     The deposits of restricted cash were $383 million in the first six months of 1998 compared to withdrawals of $94 million in the comparable 1997 period. The 1998 amount primarily represents the proceeds from a Cdn$550 million short-term loan agreement Marathon entered into in anticipation of the Tarragon Oil and Gas Limited ("Tarragon") acquisition. At June 30, 1998, the proceeds from this loan (U.S. $379 million) were restricted for acquisition funding purposes and invested in short-term instruments. The 1997 amount represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the 1996 disposal of oil production properties in Alaska.

     On August 10, 1998, USX borrowed $1,000 million against its $2,350 million long-term revolving credit agreement primarily for the funding of the Tarragon acquisition. A portion of these funds was used to repay the Cdn$550 million (U.S. $379 million) loan discussed above.

     Net investments in equity affiliates were $3 million in the first six months of 1998, compared with $137 million in the comparable 1997 period. Net investments in 1998 were reduced by $59 million as a result of repayments by Sakhalin Energy Investment Company, Ltd. of advances made by Marathon in conjunction with the Sakhalin II project in Russia. The 1997 amount included investments in the Nautilus natural gas pipeline system in the Gulf of Mexico and the purchase of a 50% interest in an Ecuadorian power generation company.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at June 30, 1998, totaled $666 million compared with $377 million at December 31, 1997.

     Financial obligations increased by $671 million in the first six months of 1998. For further details, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group.

     Dividends paid in the first six months of 1998 increased by $13 million from the first six months of 1997 reflecting the two-cents-per-share increase in the quarterly USX-Marathon Group Common Stock dividend rate. This increase was initially declared in January 1998.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 16 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1998. In addition, there are eight sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 90 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 15 were associated with properties conveyed to MAP by Ashland which has retained liability for all costs associated with remediation.

     At many sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The Marathon Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
Outlook
-------
     The outlook regarding the Marathon Group's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been driven by unpredictable changes in supply and demand resulting from fluctuations in economic activity and political developments in the world's major oil and gas producing areas, including OPEC member countries. During second quarter 1998, liquid hydrocarbon prices declined significantly from first quarter 1998 and second quarter 1997 prices. This decline had an adverse effect on the Marathon Group's upstream results in second quarter 1998. Upstream results will continue to be adversely effected if liquid hydrocarbon prices stay at their current levels or decline further. A prolonged decline in liquid hydrocarbon and natural gas prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

     On June 20, 1998, Marathon entered into an agreement to acquire Tarragon Oil and Gas Limited ("Tarragon"), a Canadian oil and gas exploration and production company. Following approvals on August 11, 1998, by the Tarragon shareholders and the Ontario Court, the transaction was completed. The total purchase price of the acquisition, including assumed debt, was approximately $1.1 billion. USX will account for the acquisition using the purchase method of accounting.

     Payments to Tarragon shareholders receiving Cdn$14.25 cash per share were approximately Cdn$814 million (U.S. $535 million), which was funded from proceeds drawn from the Cdn$550 million loan and USX's revolving credit facility. Tarragon shareholders representing approximately 3.1 million shares elected to receive exchangeable shares of Marathon Oil Canada Limited, an indirect Canadian subsidiary of Marathon. Approximately 878 thousand exchangeable shares will be issued to these shareholders. These shares are exchangeable on a one-for-one basis for shares of Marathon Stock. Tarragon shareholders holding approximately 14.5 million shares exercised dissenter rights and are entitled to be paid the fair value for their shares in cash in accordance with applicable Canadian law.

     At the time of closing the transaction, Tarragon had approximately
$346 million of debt outstanding. USX anticipates refinancing some or all, of this debt through its revolving credit facility. USX is presently studying available alternatives for permanently financing the Tarragon acquisition, including the refinancing of the assumed debt. USX has not made a decision regarding long term financing at this time. Available refinancing options include all possible combinations of debt and equity.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group's current estimate of 1998 worldwide liquid hydrocarbon production is approximately 209,000 barrels per day ("bpd"). Natural gas volumes are expected to be approximately 1.3 billion cubic feet per day ("bcfpd"). These estimates are above previous estimates, primarily due to the Tarragon acquisition. In 1999, the Marathon Group estimates liquid hydrocarbon production to be approximately 245,000 bpd and natural gas volumes to be approximately 1.4 bcfpd. The 1999 estimates include the effects of the Tarragon acquisition.

     On May 25, 1998, production from the Ewing Bank 963 Arnold project in the Gulf of Mexico began and is currently producing at gross daily rates of 23,000 barrels of oil and 16 million cubic feet of natural gas. Recoverable reserves are estimated to be 25 million gross barrels of oil equivalent. Marathon has a
62.5 percent working interest.

     In June 1998, Marathon announced an oil discovery on the East Orovinyare prospect, four miles offshore Gabon, West Africa. The East Orovinyare No. 1 wildcat well encountered an oil column in excess of 400 feet. The first appraisal well, East Orovinyare No. 2, was drilled and tested at a combined daily flow rate of 2,460 barrels of oil. This discovery is located approximately 40 miles north of Marathon's Tchatamba Marin production facilities. Marathon currently has a 75 percent working interest in this discovery. The Gabonese government has the option to obtain a 25 percent interest in the entire project, which would reduce Marathon's working interest in this discovery to 56.25 percent.

     The above discussion includes forward-looking statements with respect to projected liquid hydrocarbon production levels and natural gas sales for 1998 and 1999. These statements are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, supply and demand, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, reserve replacement rates, and other geological and operating considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

     Downstream income of the Marathon Group is largely dependent upon the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of crude oil and refined products. During second quarter 1998, refined product margins were strong; however, margins could weaken in future periods due to the factors discussed above.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The integration process at MAP continues and management anticipates MAP will exceed its goal of deriving efficiencies of $200 million annually on a pretax basis. While part of these efficiencies, approximately $80 million, are expected to be achieved in 1998, full realization of efficiencies should occur over the next few years as MAP's integration plans are implemented. The current focus is on actively integrating the logistical, retail marketing, wholesale marketing and refining operations, as well as administrative functions, that Marathon and Ashland transferred to MAP. In July, MAP announced plans to locate the corporate headquarters of Speedway SuperAmerica LLC to existing facilities in Enon, Ohio.

     The above discussion includes forward-looking statements with respect to the amount and timing of efficiencies to be realized by MAP. Some factors that could potentially cause actual results to differ materially from present expectations include unanticipated costs to implement shared technology, difficulties in integrating corporate structures, delays in leveraging volume procurement advantages or delays in personnel rationalization.

     Following an internal review, MAP implemented a maintenance and safety improvement program in second quarter 1998 at the Catlettsburg (KY), Canton,
(OH), and St. Paul Park (MN) refineries. This program, which will be substantially completed by the end of 1998, will result in the scheduled shutdown of certain production units at various times. MAP does not expect product shortages as a result of this downtime. The costs of the program, as well as the effects of reduced production levels, will have a negative impact on MAP profitability during the remainder of 1998; however, such effects are not expected to be material to the Marathon Group.

     The above discussion includes forward-looking statements with respect to maintenance and safety programs. These statements are based on a number of assumptions, including (among others) the time required to complete the programs, costs and downtime related to these activities, and the effect of reduced production on profitability. To the extent these assumptions prove inaccurate, actual results could be materially different than present expectations.

Year 2000
---------
     The Marathon Group continues to identify, analyze, modify, and/or replace systems, equipment, and other devices that utilize date/time oriented software or computer chips to determine readiness with Year 2000 transition requirements. Critical systems, mainframe and non-mainframe, have been identified and are being scheduled for testing. Testing of mainframe systems began in April 1998 and testing on these systems is progressing well. Remediation of internally developed systems are being handled in-house and the modifications are progressing on schedule with the goal to be ready by the end of 1998. The replacement of the Downstream billing system will be completed by the second quarter 1999.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Year 2000 provisions in its contractual agreements. In additon, letters have been sent to critical suppliers of materials, services and third party software and their responses are being evaluated. Those suppliers not responding or not ready are being contacted to determine their ability to be a supplier for the Marathon Group in the Year 2000 and beyond.

     Each business unit is responsible for preparing a contingency plan and each business unit is in some phase of developing one. All business units will have a well defined contingency plan by the end of August 1999. The plans will then be consolidated at the corporate level.

     To date, significant internal resources have been used for the Year 2000 effort. These resources are being supplemented with outside consultants and contractors, as business priorities and conditions warrant.

     The incremental costs associated with these efforts have not been material, and, in management's opinion, future incremental costs associated with Year 2000 readiness are not expected to be material to the operating results of the Marathon Group. However, Marathon has limited control over corrective actions by proprietary software vendors and other entities with which it interacts. To the extent that these entities are unable to satisfactorily resolve their readiness problems, the operating results of the Marathon Group could be adversely affected.

     This discussion includes forward-looking statements of the Marathon Group's efforts and management's expectations relating to Year 2000 readiness. The Marathon Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. The incremental impact on results of operations of adoption of SOP 98-1 has not been determined, although it is likely that it will be initially favorable since certain qualifying costs will be capitalized and amortized over future periods.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility within Stockholders' Equity as a result of recording unrecognized gains and losses within Other Comprehensive Income. USX may also have to recognize gains or losses from hedging activities in its results of operations in periods different than would be the case under existing guidance. Based upon the hedging strategies currently used by USX and the level of activity related to commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations of the Marathon Group. USX plans to adopt the standard effective January 1, 2000, as required.









                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

     As of June 30, 1998, the discussion of the Marathon Group's commodity price risk, interest rate risk, foreign currency exchange rate risk and equity price risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in the USX 1997 Form 10-K. For additional discussion on market risk for USX, see Quantitative and Qualitative Disclosures About Market Risk for the Marathon Group in the USX 1997 Form 10-K.

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                       -----------------------------------

                                                Second Quarter    Six Months
                                                Ended June 30    Ended June 30
(Dollars in millions)                            1998  1997(a)    1998  1997(a)
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS (b)
 Exploration & Production
   Domestic                                        $41    $106    $115     $289
   International                                    32      75      82      179
 Refining, Marketing & Transportation(c)           397     165     525      244
 Other Energy Related Businesses(d)                  3       9      17       31
 Administrative                                    (21)    (48)    (59)     (87)
                                                ------  ------  ------   ------
                                                  $452    $307    $680     $656
Int'l. Impairment & Domestic Contract Settlement     0       0     (76)       0
Gain on Ownership Chg. & Transition Charges-MAP     (2)      0     223        0
Inventory Market Val. Res. Adjustment                3     (64)     28     (178)
                                                ------  ------  ------   ------
   Total Marathon Group                           $453    $243    $855     $478

CAPITAL EXPENDITURES (c)                          $331    $271    $550     $389
INVEST. IN(RETURNS FROM) EQUITY AFFILIATES-NET     (22)     80       3      137

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (e):
 Domestic                                        137.9   113.3   131.9    114.0
 International (Liftings)                         59.4    50.9    52.8     52.2
                                                ------  ------  ------   ------
   Worldwide                                     197.3   164.2   184.7    166.2

Net Natural Gas Production (f):
 Domestic                                        723.2   694.2   735.6    726.2
 International - Equity                          391.0   401.6   415.7    469.0
 International - Other (g)                        24.5    25.9    25.2     31.8
                                               ------- ------- -------  -------
   Total Consolidated                           1138.7  1121.7  1176.5   1227.0
 Equity Affiliate                                 36.6    39.4    39.6     47.1
                                               ------- ------- -------  -------
   Worldwide                                    1175.3  1161.1  1216.1   1274.1

Average Equity Sales Prices (h):
 Liquid Hydrocarbons (per Bbl)
   Domestic                                      $9.97  $16.10  $10.98   $17.69
   International                                 12.85   17.11   13.24    19.25
 Natural Gas (per Mcf)
   Domestic                                      $1.87   $1.98   $1.89    $2.27
   International                                  2.05    1.90    2.11     2.05
Natural Gas Sales (f) (i):
 Domestic                                       1067.9  1123.8  1149.6   1184.3
 International                                   415.5   427.5   440.9    500.8
                                               ------- ------- -------  -------
   Total Consolidated                           1483.4  1551.3  1590.5   1685.1
 Equity Affiliate                                 36.6    39.4    39.6     47.1
                                               ------- ------- -------  -------
   Worldwide                                    1520.0  1590.7  1630.1   1732.2

Crude Oil Refined (e) (c)                        923.2   499.9   914.3    488.0
Refined Products Sold (e) (c)                   1178.9   758.2  1160.8    741.2
Matching buy/sell volumes included in refined
       products sold (e) (c)                      32.1    45.9    39.8     54.8
--------------

      (a) Certain 1997 amounts have been reclassified to conform to 1998 classifications
      (b) Income from operations for operating components includes operating income previously reported, plus dividend and affiliate income and other income.
      (c) In 1998, income from operations, capital expenditures, refined products sold, crude oil refined and matching buy/sell volumes include 100 percent of MAP and are not comparable to prior periods. For further discussion of MAP, see Note 6 to the Marathon Group Financial Statements.
      (d) Includes domestic natural gas and crude oil marketing and transportation, and power generation
      (e)  Thousands of barrels per day
      (f)  Millions of cubic feet per day
      (g)  Represents gas acquired for injection and subsequent resale
      (h)  Prices exclude gains and losses from hedging activities
      (i)  Represents equity, royalty and resale volumes

                        MARATHON GROUP OF USX CORPORATION
                             SUPPLEMENTAL STATISTICS
                       -----------------------------------

The following unaudited pro forma data include the results of operations for the Ashland RM&T net assets acquired by Marathon, giving effect to the acquisition as if it had been consummated on January 1, 1997. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations. Pro forma data include reduced depreciation charges as a result of purchase accounting and other pro forma adjustments. The pro forma data do not include any of the potential efficiencies expected to be derived by MAP. See
Note 6 to the Marathon Group financial statements for additional pro forma information.

                                                     Quarter     Six Months
                                                      Ended        Ended
                                                     June 30      June 30
                                                       1997         1997
                                                    Pro Forma    Pro Forma
                                                    ----------   ----------
(Dollars in millions)
  Marathon Group - Revenues (c)                       $5,630       $11,685
  Marathon Group - Income from operations (a)            431           794
  RM&T - Income from operations (a) (b)                  284           371

Thousands of barrels per day
  Crude Oil refined                                    856.0         828.3
  Refined products sold                              1,182.4       1,145.5
  Matching buy/sell volumes included
     in refined products sold                           69.2          78.7

      (a)  Excludes the pro forma IMV reserve adjustment
      (b) Includes income from operations from RM&T assets transferred to MAP by Marathon and Ashland, purchase accounting effects and other pro forma adjustments and reclassifications
      (c)  Includes matching buy/sell transactions and excise taxes

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1998    1997    1998     1997
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $1,689  $1,715  $3,359   $3,334
 Income from affiliates                             28      16      43       27
 Gain on disposal of assets                         17       6      28        7
 Other income (loss)                                (1)      -      (1)       -
                                                ------  ------  ------  -------
   Total revenues                                1,733   1,737   3,429    3,368
                                                ------  ------  ------  -------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      1,436   1,438   2,891    2,842
 Selling, general and administrative expenses
  (credits)                                        (53)    (33)    (99)     (70)
 Depreciation, depletion and amortization           72      79     149      153
 Taxes other than income taxes                      61      60     109      119
                                                ------  ------  ------  -------
   Total costs and expenses                      1,516   1,544   3,050    3,044
                                                ------  ------  ------  -------
INCOME FROM OPERATIONS                             217     193     379      324
Net interest and other financial costs              22      37      50       48
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         195     156     329      276
Provision for estimated income taxes                59      59     106       92
                                                ------  ------  ------   ------
NET INCOME                                         136      97     223      184

Noncash credit from exchange of preferred stock      -      10       -       10
Dividends on preferred stock                        (3)     (2)     (5)      (8)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK              $133    $105    $218     $186
                                                ======  ======  ======   ======

STEEL STOCK DATA:
 Net income per share
   - Basic                                       $1.53   $1.23   $2.51    $2.19
   - Diluted                                      1.46    1.06    2.41     1.99

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Basic                                      86,953  85,614  86,777   85,307
   - Diluted                                    94,507  93,983  94,314   94,284



Selected notes to financial statements appear on pages 53-56.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $16           $18
  Receivables, less allowance for doubtful
   accounts of $5 and $13                                483           588
  Inventories                                            738           705
  Deferred income tax benefits                           219           220
  Other current assets                                     1             -
                                                      ------        ------
     Total current assets                              1,457         1,531

Investments and long-term receivables,
 less reserves of $15 and $15                            758           670
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,837 and $5,799                                     2,468         2,496
Prepaid pensions                                       2,070         1,957
Other noncurrent assets                                   31            40
                                                      ------        ------
     Total assets                                     $6,784        $6,694
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                           $-           $13
  Accounts payable                                       634           687
  Payroll and benefits payable                           353           379
  Accrued taxes                                          159           190
  Accrued interest                                        10            11
  Long-term debt due within one year                      45            54
                                                      ------        ------
     Total current liabilities                         1,201         1,334

Long-term debt, less unamortized discount                432           456
Employee benefits                                      2,331         2,338
Deferred credits and other liabilities                   589           536

Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

STOCKHOLDERS' EQUITY
Preferred stock                                            3             3
Common stockholders' equity                            1,980         1,779
                                                      ------        ------
     Total stockholders' equity                        1,983         1,782
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,784        $6,694
                                                      ======        ======

Selected notes to financial statements appear on pages 53-56.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $223          $184
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               149           153
  Pensions                                              (105)          (82)
  Postretirement benefits other than pensions             (2)           (1)
  Deferred income taxes                                   89            24
  Gain on disposal of assets                             (28)           (7)
  Changes in:
     Current receivables                                  94            89
     Inventories                                         (33)          (58)
     Current accounts payable and accrued expenses      (116)           28
  All other - net                                        (29)          (36)
                                                      ------        ------
     Net cash provided from operating activities         242           294
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (136)         (117)
Disposal of assets                                        15           374
Investments in equity affiliates - net                   (63)          (15)
All other - net                                           13             8
                                                      ------        ------
     Net cash provided from (used in)
       investing activities                             (171)          250
                                                      ------        ------
FINANCING ACTIVITIES:
Decrease in U. S. Steel Group's portion of USX
 consolidated debt                                       (47)         (517)
Specifically attributed debt repayments                   (3)           (6)
Steel Stock issued                                        25            21
Dividends paid                                           (48)          (49)
                                                      ------        ------
     Net cash used in financing activities               (73)         (551)
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (2)           (7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            18            23
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $16           $16
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(39)         $(59)
  Income taxes paid, including settlements
   with other groups                                     (14)          (45)




Selected notes to financial statements appear on pages 53-56.

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

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. The U. S. Steel Group's total comprehensive income for the second quarter and six months of 1998 was $134 million and $221 million, respectively. Total comprehensive income for the same 1997 periods was $97 million and $183 million, respectively.

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

          Basic net income per share is calculated by adjusting net income for dividend requirements of preferred stock and, in 1997, the noncash credit on exchange of preferred stock and is based on the weighted average number of common shares outstanding.

          Diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

          See Note 5, of the Notes to USX Consolidated Financial Statements for the computation of income per common share.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5. Income from operations includes net periodic pension credits of $102 million and $74 million in the first six months of 1998 and 1997, respectively, ($51 million and $36 million in the second quarter of 1998 and 1997, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

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

          The second quarter and six months 1998 provision for estimated income taxes was decreased by a $9 million foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

     7. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1998         1997
                                                     --------   -----------
    Raw materials                                       $135         $130
    Semi-finished products                               332          331
    Finished products                                    219          187
    Supplies and sundry items                             52           57
                                                        ----         ----
      Total                                             $738         $705
                                                        ====         ====

     8. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1998, the amount sold under the program that had not been collected was $350 million, which will be

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     8.   (Continued)

          forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

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

          The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1998, and December 31, 1997, accrued liabilities for remediation totaled $107 million and $106 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1998 and for the years 1997 and 1996, such capital expenditures totaled $25 million, $43 million and $90 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          Guarantees by USX of the liabilities of affiliated entities of the U.
     S. Steel Group totaled $63 million at June 30, 1998. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of June 30, 1998, the largest guarantee for a single affiliate was $35 million.

          The U. S. Steel Group's contract commitments to acquire property, plant and equipment at June 30, 1998, totaled $222 million compared with $156 million at December 31, 1997.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining and engineering and consulting services (together with U. S. Steel, the "Steel & Related Businesses"). Steel & Related - Equity Affiliates includes Transtar Inc. and joint ventures such as USS/Kobe Steel Company ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO") and PRO-TEC Coating Company ("PRO-TEC"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the second quarter and first six months of 1998 USX consolidated financial information and the U.
S. Steel Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 66.

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

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 1998 and 1997 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Steel & Related Businesses                      $1,672  $1,699  $3,341   $3,307
Steel & Related - Equity Affiliates                 18      12      29       21
                                                 -----   -----   -----    -----
 Subtotal - Steel & Related                      1,690   1,711   3,370    3,328
Administrative & Other Businesses                   43      26      59       40
                                                 -----   -----   -----    -----
 Total Revenues (a)                             $1,733  $1,737  $3,429   $3,368
                                                 =====   =====   =====    =====
------

      (a) Consists of sales, affiliate income, net gains on disposal of assets and other income. Amounts for 1997 were reclassified in 1998 to include affiliate income and other income.

     Total revenues decreased $4 million in the second quarter of 1998 compared with the second quarter of 1997. Total revenues increased $61 million in the first six months of 1998 compared with the same period in 1997.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations (IFO) and certain items included in income from operations for the second quarter and first six months of 1998 and 1997 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Total income from operations (a)                  $217    $193    $379     $324
Less: certain favorable (unfavorable) items for
 Insurance litigation settlement No. 8 blast
  furnace (net of related charges and reserves)(b)  30       -      30        -
 Partial insurance settlement related to the 1996
  hearth breakout at the Gary Works No. 13
   blast furnace                                     -       -       -       15
 Effect of adoption of SOP 96-1 (c)                  -       -       -      (20)
 Other environmental accrual adjustments - net       -       -       -       11
                                                 -----   -----   -----    -----
 Subtotal                                           30       -      30        6
                                                 -----   -----   -----    -----
 IFO adjusted to exclude above items              $187    $193    $349     $318
                                                 =====   =====   =====    =====
-----

      (a) Consists of operating income, affiliate income, net gains on disposal of assets and other income. Amounts for 1997 were reclassified in 1998 to include affiliate income and other income.
      (b) Settlement of litigation against the company's property insurers to recover losses related to a 1995 explosion at the Gary Works No. 8 blast furnace.
      (c) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities. For additional information, see Note 2 to the U. S. Steel Group Financial Statements.

     Adjusted income from operations for the U. S. Steel Group decreased $6 million in the second quarter of 1998 compared with the second quarter of 1997. The decrease was primarily due to lower results from Steel and Related Businesses, partially offset by higher results from Administrative and Other Businesses. Adjusted income from operations for the first six months of 1998 increased $31 million compared with the first six months of 1997, primarily due to higher results from Administrative and Other Businesses, partially offset by lower results from Steel and Related Businesses.

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Steel & Related Businesses                        $114    $127    $203     $214
Steel & Related - Equity Affiliates                 18      12      29       21
                                                 -----   -----   -----    -----
 Subtotal - Steel & Related                        132     139     232      235
Administrative & Other Businesses                   85      54     147       89
                                                 -----   -----   -----    -----
 Total income from operations                     $217    $193    $379     $324
                                                 =====   =====   =====    =====

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for Steel & Related Businesses decreased $13 million in the second quarter of 1998 compared with the second quarter of 1997. Results in the second quarter 1998 included a favorable $30 million (net of charges and reserves) insurance litigation settlement pertaining to the 1995 Gary (Ind.) Works No. 8 blast furnace explosion. Excluding the settlement, income from operations for the second quarter 1998 decreased $43 million from the same period in 1997. The decrease was primarily due to the cost effects of the planned reline at Gary Works No. 6 blast furnace which began in mid-May and the 10 day outage at Gary Works No. 13 blast furnace following a tap hole failure, lower average steel prices and lower steel shipments. Income from operations for Steel & Related Businesses decreased $11 million in the first six months of 1998 compared with the same period in 1997. Results in the first six months of 1998 included $30 million in insurance litigation settlements (discussed above). Results in the first six months of 1997 included a favorable $15 million partial insurance settlement related to a 1996 hearth breakout at Gary Works No. 13 blast furnace. Excluding these favorable items, income from operations for the first six months of 1998 decreased $26 million from the same period in 1997.
The decrease was primarily due to lower average steel prices, the cost effects of the Gary Works blast furnace outages, and lower steel shipments. The sharp increase in steel imports and the General Motors strike contributed to lower average steel prices and reduced shipments in the second quarter and first six months of 1998.

     Income from operations for Steel and Related - Equity Affiliates increased $6 and $8 million in the second quarter and first six months of 1998, respectively, compared with the same periods in 1997. These increases were mainly due to higher income generated by USS/Kobe and income from VSZ U. S. Steel s. r.o. (for additional information on VSZ U. S. Steel, see "Net cash used in investments in equity affiliates" on page 61), partially offset by lower income from USS-POSCO and PRO-TEC.

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Income from operations for Administrative and Other Businesses increased $31 million and $58 million in the second quarter and first six months of 1998, respectively, compared with the same periods in 1997. Income from operations for Administrative and Other Businesses for the first six months of 1997 included net charges of $9 million related to environmental accruals and the adoption of SOP 96-1. Excluding these charges, income from operations for the first six months of 1998 increased $49 million from the same period in 1997 primarily due to higher pension credits, higher equity income from RMI Titanium Company primarily due to a one-time tax adjustment and higher income from USX Realty Development, partially offset by lower income from USX Credit.

     The pension credits referred to in Administrative and Other Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $102 million and $74 million in the first six months of 1998 and 1997, respectively. To the extent that these credits decline in the future, income from operations would be adversely affected.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the second quarter and first six months of 1998 and 1997 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Interest and other financial income                 $2      $-      $4       $1
Interest and other financial costs                 (24)    (37)    (54)     (49)
                                                 -----   -----   -----    -----
   Net interest and other financial costs          (22)    (37)    (50)     (48)
Less:
 Favorable (unfavorable) adjustments to
    carrying value of indexed debt (a)               -     (10)     (4)       6
                                                 -----   -----   -----    -----
    Net interest and other financial costs
     adjusted to exclude above item               $(22)   $(27)   $(46)    $(54)
                                                 =====   =====   =====    =====
-----

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

     Adjusted net interest and other financial costs decreased by $5 million and $8 million in the second quarter and first six months of 1998, respectively, as compared with the same period in 1997, due primarily to lower average debt levels in the U. S. Steel Group.

     The provision for estimated income taxes in the second quarter and first six months of 1998 included a $9 million favorable foreign tax adjustment as a result of a favorable resolution of foreign tax litigation. The provision for estimated income taxes for the second quarter 1997 included the six month effect of a reduction in estimated tax credits for 1997.

     Net income increased $39 million in both the second quarter and first six months of 1998, as compared with the same periods in 1997.

     Noncash credit from exchange of preferred stock totaled $10 million in the second quarter and first six months of 1997. On May 16, 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I, for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The noncash credit from exchange of preferred stock represents the difference between the carrying value of the 6.50% Preferred Stock ($192 million) and the fair value of the Trust Preferred Securities of USX Capital Trust I ($182 million), at the date of the exchange.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Operating Statistics
--------------------

     Second quarter 1998 steel shipments of 2.9 million tons and raw steel production of 2.9 million tons decreased 3% and 8%, respectively, from the same period in 1997. First six months of 1998 steel shipments of 5.8 million tons and raw steel production of 6.0 million tons decreased 0.3% and 3%, respectively, from the same period in 1997. Raw steel capability utilization in the second quarter and first six months of 1998 averaged 90.9% and 95.2%, respectively, compared to 99.4% and 98.3% in the same period in 1997. Production and raw steel capability utilization in the second quarter and first six months of 1998 were negatively affected by the planned and unplanned blast furnace outages at Gary Works.

Cash Flows
-----------

     Net cash provided from operating activities in the first six months of 1998 was $242 million, compared with $294 million in the same period in 1997. The first six months of 1998 included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works No. 8 blast furnace explosion. The first six months of 1997 included proceeds of $15 million for the partial insurance recovery pertaining to the Gary Works No. 13 blast furnace breakout. Excluding these items, net cash provided from operating activities decreased $75 million due to unfavorable working capital changes.

     Capital expenditures in the first six months of 1998 were $136 million, compared with $117 million in the same period in 1997. Contract commitments to acquire property, plant and equipment at June 30, 1998, totaled $222 million compared with $156 million at December 31, 1997.

     Cash from the disposal of assets in 1997 included proceeds of $361 million from U. S. Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works.

     Net cash used in investments in equity affiliates of $63 million mainly reflects funding for entry into a joint venture in Slovakia with VSZ a.s. ("VSZ"). In February 1998, the 50-50 joint venture, doing business as VSZ U.
S. Steel, s. r.o., took over ownership and commenced operation of an existing tin mill facility (VSZ's Ocel plant in Kosice) with annual production capability of 140,000 metric tons. The joint venture plans to add 200,000 annual metric tons of new tin mill production capability in the next two years.

     Financial obligations decreased by $50 million in the first six months of 1998. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

     USX has been notified that it is a potential responsible party ("PRP") at 27 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June
30, 1998. In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 37 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     In 1990 a consent decree was signed by USX which, among other things, required USX to study and implement a program to remediate the sediment in a portion of the Grand Calumet River. On August 6, 1998, USX announced the signing of a new consent decree under the federal Clean Water Act. The consent decree provides for a sediment remediation project involving a five-mile stretch of the Grand Calumet River that runs through Gary Works. The program cost, which has been accrued, is approximately $30 million. The sediment remediation project is scheduled for completion by 2003. In addition, USX disclosed the completion of a series of wastewater capital projects at Gary Works costing approximately $25 million, which are necessary to comply with the new consent decree. The wastewater capital projects will improve the plant's ability to prevent releases of process materials into the river. In addition, USX also signed a consent decree with the public trustees to settle natural resource damage claims for the portion of the Grand Calumet River that runs through Gary Works. This settlement obligates USX to purchase and restore several parcels of property.

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

Outlook
-------

     Shipment volumes in the third quarter for U. S. Steel Group and its domestic joint ventures are expected to be lower than the second quarter of 1998 due to the sharp increase in steel imports, selected customer inventory reduction plans, the effects of the recently settled General Motors strike, and normal seasonal demand patterns. Growing domestic production and finishing capability for flat-rolled products and continuing high levels of imports could continue to have an adverse effect on the U. S. Steel Group's product prices and shipment levels.

     The U. S. Steel Group anticipates production levels and manufacturing costs will be unfavorably affected by the No. 6 blast furnace reline outage and the lingering effects of the No. 13 blast furnace tap hole failure.

     Based on the continuing strong demand for plate products (plate shipments accounted for approximately 9% of U. S. Steel's total shipments), U. S. Steel Group announced a price increase that took effect in late June of 1998.

     Steel imports to the United States accounted for an estimated 25%, 24% and 23% of the domestic steel market in the first five months of 1998, and for the years 1997 and 1996, respectively. During April and May of 1998, steel imports increased sharply and accounted for 27% and 30%, respectively, of the domestic steel market. The domestic steel industry has, in the past, been adversely affected by unfairly traded imports, and higher levels of imported steel may have an adverse effect on product prices, shipment levels and results of operations.

     The preceding statements concerning anticipated steel demand, steel pricing, steel production and manufacturing costs, results of operation and shipment levels are forward-looking and are based upon assumptions as to future demand, product prices and mix, and levels of steel production capability, production and shipments. These assumptions can be affected by imports, domestic and international economies, domestic production capacity, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

Year 2000
---------

     The U. S. Steel Group Year 2000 task force continues to pursue the implementation of its preparedness plan to mitigate the risks associated to the Year 2000. The inventory of both information technology (IT) systems (e.g. hardware, software & networking for mainframe, mid-range, PCs and other such computing platforms) and non-IT systems (e.g. process control, automation, instrumentation, embedded chip facilities and processes) is complete. The analysis of this inventory to determine the impact of the Year 2000 problem has been essentially completed for IT systems but the assessment of date functionality and embedded chip technology for non-IT systems is continuing for automation and process control systems used in the manufacturing processes. The renovation/replacement initiatives and related testing for Year 2000 readiness are roughly 70% complete for the U. S. Steel Group with IT systems well over three-quarters complete and non-IT systems approximately one-half complete. The
U. S. Steel Group's objective is to achieve Year 2000 readiness by the end of 1998 except for certain IT and non-IT systems that are scheduled to be replaced with Year 2000 ready third-party vendor systems in 1999.

     In conjunction with the above Year 2000 initiatives, the U. S. Steel Group is also monitoring the Year 2000 readiness efforts of entities with which it does business and is participating with steel industry and other trade associations to collect information on the readiness of such entities. Letters, with

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

questionnaires, are being sent to those critical entities in the supply chain with which the U. S. Steel Group does business to assess their Year 2000 readiness. It is anticipated that this will be an on-going process for the remainder of 1998 and all of 1999, and that it will include the use of survey techniques and follow-up telephone interviews and on-site assessments on the Year 2000 readiness progress for certain critical entities in the U. S. Steel Group supply chain.

     As part of U. S. Steel Group's Year 2000 preparedness plan, back-up recovery and contingency requirements are being evaluated and guidelines are being established for critical IT and non-IT systems/processes in the event of unanticipated Year 2000 problems. Guidelines for verifying Year 2000 readiness are also being developed for those IT and non-IT systems/processes that are critical to the U. S. Steel Group business operations and it is expected that they will be implemented throughout 1999 along with continued integration testing of such systems/processes. To-date, the U. S. Steel Group's Year 2000 efforts have been executed primarily by internal resources. These resources are being supplemented with outside consultants and contractors, as business priorities and conditions warrant. Based on information available at this time, management believes that the incremental costs associated with achieving Year 2000 readiness will not be material to the operating results of the U. S. Steel Group.

     Since certain businesses of the U. S. Steel Group develop and sell IT and non-IT systems, the Year 2000 preparedness plan and associated guidelines are also being applied and executed for such products produced by those businesses. Internal audits of U. S. Steel Group's Year 2000 preparedness plan and readiness progress are periodically performed for those businesses that sell IT and non-IT systems as well as for all other business operations of the company.

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

     In March 1998, the American Institute of Certified Public Accountants issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX will adopt SOP 98-1 effective January 1, 1999. The incremental impact on results of operations of adoption of SOP 98-1 has not been determined, although it is likely that it will be initially favorable since certain qualifying costs will be capitalized and amortized over future periods.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility within Stockholders' Equity as a result of recording unrecognized gains and losses within Other Comprehensive Income. USX may also have to recognize gains or losses from hedging activities in its results of operations in periods different than would be the case under existing guidance. Based upon the hedging strategies currently used by USX and the level of activity related to commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations for the U. S. Steel Group. USX plans to adopt the standard effective January 1, 2000, as required.


                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------

     As of June 30, 1998, the discussion of the U. S. Steel Group's commodity price risk, interest rate risk, foreign currency exchange rate risk and equity price risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in the USX 1997 Form 10-K. For additional discussion on market risk for USX, see Quantitative and Qualitative Disclosures About Market Risk for the U. S. Steel Group in the USX 1997 Form 10-K.

                       U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       ------------------------------------
                                 ($ in Millions)
                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
                                                 1998  1997(e)   1998   1997(e)
                                                ------  ------  ------   ------
REVENUES                                        $1,733  $1,737  $3,429   $3,368

INCOME FROM OPERATIONS

   Steel and Related Businesses (a)               $114    $127    $203     $214
   Steel and Related-Equity Affiliates              18      12      29       21
                                                  ----    ----    ----     ----

 Subtotal - Steel & Related                       $132    $139    $232     $235
   Administrative and Other (b)                     85      54     147       89
                                                  ----    ----    ----     ----

 Total U. S. Steel Group                          $217    $193    $379     $324

CAPITAL EXPENDITURES                               $79     $67    $136     $117

OPERATING STATISTICS (Steel & Related Businesses)

 Steel Shipments (c)                             2,857   2,943   5,790    5,809
 Raw Steel-Production (c)                        2,902   3,171   6,045    6,242
 Raw Steel-Capability Utilization (d)            90.9%   99.4%   95.2%    98.3%

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

     Marathon Group

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

          During November 1997, Marathon and over twenty other defendants entered into a proposed class settlement agreement covering antitrust and contract claims from January 1, 1986, through September 30, 1997, excluding federal and Indian royalty claims, common purchaser claims and severance tax claims. A new settlement agreement was filed with the U. S. District Court in Texas on June 26, 1998 which replaces the November 1997 Settlement Agreement. The new settlement agreement omits from the settlement class all State entities which receive royalty payments and only covers private claimants. The settlement agreement is pending approval by a U.S. District Court in Texas (Southern District) and is subject to a fairness hearing.
          If the Court approves the settlement, Marathon's payment, which is not expected to be material, should be made in the second half of 1998.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of stockholders was held April 28, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

               1. All nominees for director listed in the proxy statement were elected.

                    The following is a tabulation of votes with respect to each nominee for director:

                              Votes For      Votes Withheld

          Victor G. Beghini   320,406,320      4,534,427
          Charles R. Lee      320,413,177      4,527,570
          Ray Marshall        320,207,709      4,733,038
          Thomas J. Usher     320,398,182      4,542,565
          Paul J. Wilhelm     320,425,323      4,515,424

               2. PricewaterhouseCoopers LLP was elected as the independent accountants for 1998. (For, 323,052,262; against, 727,495;
          abstained, 1,160,990).

               3. Approval of Amendments to the USX Corporation Senior Executive Officer Annual Incentive Compensation Plan (For, 308,995,227; against, 12,692,557; abstained, 3,252,962).

               4. Approval of Amendments to the USX Corporation 1990 Stock Plan. (For, 279,793,056; against, 41,884,174; abstain, 3,263,517).

----------------------------------------


     Item 5. OTHER INFORMATION

          USX Corporation

               Proposals of security holders intended to be presented at the 1999 annual meeting of stockholders, scheduled to be held on April 27, 1999, must be received no later than November 9, 1998 for inclusion in the proxy statement and proxy for that meeting. In addition, the By-Laws provide that only such business as is properly brought before the annual meeting will be conducted. For business to be properly brought before the meeting by a stockholder, the By-Laws require that notice be received by the Secretary at least 60, but not more than 90, days prior to the meeting and that such notice provide certain information regarding the business desired to be brought before the annual meeting and about the stockholder giving the notice.

               Thomas J. Usher, chairman and chief executive officer, has undergone surgery and treatment for a melanoma on his back. He is currently working and is continuing to discharge all of his corporate responsibilities. Due to early discovery, prospects for full recovery are excellent and will be monitored through periodic checkups.

---------------------------

Item 5.  OTHER INFORMATION (Continued)

     Marathon Group

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

                                                         (In millions)
                                               -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1998    1997    1998     1997
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $5,556  $3,772 $11,045   $7,868
Income from operations                             460     249     868      491
Net income                                         148     106     321      204

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1998         1997
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $5,540        $3,436
Noncurrent assets                                     10,087         8,413
                                                      ------        ------
Total assets                                         $15,627       $11,849
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $3,357        $1,997
Noncurrent liabilities                                 7,930         7,569
Minority interest in consolidated subsidiary           1,737             -
Stockholder's equity                                   2,603         2,283
                                                     -------       -------
Total liabilities and stockholder's equity           $15,627       $11,849
                                                     =======       =======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

            3.1 USX Restated Certificate of
                Incorporation dated
                September 1, 1996............. Incorporated by reference to
                                               Exhibit 3.1 to the USX Report
                                               on Form 10-Q for the quarter
                                               ended March 31, 1997.
            3.2 USX By-Laws, effective as of
                July 30, 1996.................. Incorporated by reference to
                                                Exhibit 3(a) to the USX
                                                Report on Form 10-Q for the
                                                quarter ended June 30, 1996.
            4.1 Amended and Restated Rights
                Agreement.....................  Incorporated by reference
                                                to USX's Form 8 Amendment to
                                                Form 8-A filed on October 9,
                                                1992 (File No. 1-5153).

           12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

           12.2 Computation of Ratio of Earnings to Fixed Charges

           27.  Financial Data Schedule

   (b) REPORTS ON FORM 8-K

      Form 8-K dated May 29, 1998, reporting under Item 5. Other Events, announcing that the Marathon Oil Company subsidiary of USX Corporation had entered into an agreement to acquire Tarragon Oil and Gas Limited for a total consideration of approximately $1.1 billion.

      Form 8-K dated July 13, 1998, reporting under Item 5. Other Events, the schedule for the special meeting of Tarragon Oil and Gas Limited ("Tarragon") securityholders to vote on the approval of the acquisition of Tarragon by the Marathon Oil Company subsidiary of USX Corporation, and under Item 7. Financial Statements and Exhibits, unaudited pro forma financial statements excerpted from Tarragon's Notice of Special Meeting, Notice of Motion and Information Circular.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.




      USX CORPORATION


      By /s/ Kenneth L. Matheny
         Kenneth L. Matheny
          Vice President &
            Comptroller

August 13, 1998