Form 10-Q
period 1998-09-30
USX CORP
filed 1998-11-06
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

Common stock outstanding at October 31, 1998 follows:

               USX-Marathon Group       -  291,453,594 shares
               USX-U. S. Steel Group    -   88,336,441 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 1998
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          17

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         18

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        27

               Financial Statistics                                 29

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               30

               Marathon Group Balance Sheet                         31

               Marathon Group Statement of Cash Flows               32

               Selected Notes to Financial Statements               33

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              38

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        51

               Supplemental Statistics                              53

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 1998
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            55

               U. S. Steel Group Balance Sheet                      56

               U. S. Steel Group Statement of Cash Flows            57

               Selected Notes to Financial Statements               58

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          62

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        73

               Supplemental Statistics                              75

PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                    76

       Item 2  Changes in Securities and the Use of Proceeds        76

       Item 5. Other Information                                    77

       Item 6. Exhibits and Reports on Form 8-K                     78

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998    1997    1998     1997
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $7,127  $5,603 $21,228  $16,725
 Dividend and affiliate income                      12      18      83       61
 Gain on disposal of assets                         14      31      58       57
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                     (1)      -     245        -
 Other income                                        4       5      21       11
                                                ------  ------  ------  -------
   Total revenues                                7,156   5,657  21,635   16,854
                                                ------  ------  ------  -------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      5,297   3,934  15,765   11,952
 Selling, general and administrative expenses       81      66     233      163
 Depreciation, depletion and amortization          293     235     921      722
 Taxes other than income taxes                   1,069     851   2,937    2,392
 Exploration expenses                               46      55     203      129
 Inventory market valuation charges (credits)       50     (41)     22      137
                                                ------  ------  ------  -------
   Total costs and expenses                      6,836   5,100  20,081   15,495
                                                ------  ------  ------  -------
INCOME FROM OPERATIONS                             320     557   1,554    1,359
Net interest and other financial costs              73      86     226      272
Minority interest in income of Marathon Ashland
 Petroleum LLC                                      70       -     282        -
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         177     471   1,046    1,087
Provision for estimated income taxes                61     163     362      369
                                                ------  ------  ------   ------
INCOME FROM CONTINUING OPERATIONS                  116     308     684      718

LOSS FROM DISCONTINUED OPERATIONS (net of
 income tax)                                         -      (1)      -       (1)
                                                ------  ------  ------   ------
NET INCOME                                         116     307     684      717

Noncash credit from exchange of preferred stock      -       -       -       10
Dividends on preferred stock                        (2)     (2)     (7)     (10)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $114    $305    $677     $717
                                                ======  ======  ======   ======



Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1998    1997    1998     1997
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                        $51    $192    $396     $418
   - Per share - basic                             .18     .67    1.37     1.45
            - diluted                              .17     .66    1.36     1.44

 Dividends paid per share                          .21     .19     .63      .57

 Weighted average shares, in thousands
   - Basic                                     291,320 288,095 289,928  287,853
   - Diluted                                   291,803 291,857 290,528  294,090

APPLICABLE TO STEEL STOCK:

 Net income                                        $63    $114    $281     $300
   - Per share - basic                             .72    1.32    3.22     3.50
            - diluted                              .71    1.25    3.11     3.24

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Basic                                      88,099  85,770  87,223   85,463
   - Diluted                                    92,359  93,952  94,717   94,176























Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                   September 30 December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $488           $54
  Receivables, less allowance for doubtful
   accounts of $11 and $15                             1,947         1,417
  Inventories                                          2,400         1,685
  Deferred income tax benefits                           230           229
  Other current assets                                   111            87
                                                      ------        ------
     Total current assets                              5,176         3,472

Investments and long-term receivables,
 less reserves of $12 and $15                          1,266         1,028
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $15,988 and $15,466                                  12,712        10,062
Prepaid pensions                                       2,429         2,247
Other noncurrent assets                                  265           280
Cash restricted for redemption of Delhi Stock              -           195
                                                      ------        ------
     Total assets                                    $21,848       $17,284
                                                      ======        ======

























Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   September 30 December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                         $259          $121
  Accounts payable                                     2,840         2,011
  Payroll and benefits payable                           477           521
  Accrued taxes                                          285           304
  Accrued interest                                        56            95
  Long-term debt due within one year                      72           471
                                                      ------        ------
     Total current liabilities                         3,989         3,523

Long-term debt, less unamortized discount              4,556         2,932
Long-term deferred income taxes                        1,586         1,353
Employee benefits                                      2,892         2,713
Deferred credits and other liabilities                   685           736

Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible
 preferred securities of a subsidiary trust
 holding solely junior subordinated convertible
 debentures of USX                                       182           182
Minority interest in Marathon Ashland Petroleum LLC    1,726             -
Redeemable Delhi Stock                                     -           195

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,780,687 shares and
   2,962,037 shares ($148 liquidation preference)          3             3
Common stocks:
  Marathon Stock issued - 291,344,009 shares and
   288,786,343 shares                                    291           289
  Steel Stock issued - 88,336,441 shares and
   86,577,799 shares                                      88            86
  Securities exchangeable solely into Marathon Stock
   issued - 589,049 shares                                 1             -
Additional paid-in capital                             4,076         3,924
Retained earnings                                      1,566         1,138
Deferred compensation adjustments                          -            (3)
Accumulated other comprehensive income (loss)            (43)          (37)
                                                      ------        ------
     Total stockholders' equity                        5,982         5,400
                                                      ------        ------
     Total liabilities and stockholders' equity      $21,848       $17,284
                                                      ======        ======



Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $684          $717
Adjustments to reconcile to net cash provided
 from operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   71             -
  Depreciation, depletion and amortization               921           740
  Exploratory dry well costs                             111            57
  Inventory market valuation charges                      22           137
  Pensions                                              (181)         (196)
  Postretirement benefits other than pensions             13            11
  Deferred income taxes                                  249           107
  Gain on disposal of assets                             (58)          (58)
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                        (245)            -
  Changes in:
     Current receivables                                 133           116
     Inventories                                        (148)         (121)
     Current accounts payable and accrued expenses      (141)          (50)
  All other - net                                        (67)         (105)
                                                      ------        ------
     Net cash provided from operating activities       1,364         1,355
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                  (1,063)         (887)
Acquisition of Tarragon Oil and Gas Limited             (686)            -
Disposal of assets                                        61           430
Investments in equity affiliates - net                  (118)         (217)
Withdrawals of restricted cash - net                     159            97
All other - net                                            -             9
                                                      ------        ------
     Net cash used in investing activities            (1,647)         (568)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving
 credit arrangements - net                             1,439             6
Other debt - borrowings                                  827             -
           - repayments                               (1,230)         (588)
Common stock - issued                                    139            47
           - repurchased                                (195)            -
Preferred stock repurchased                               (8)            -
Dividends paid                                          (256)         (238)
                                                      ------        ------
     Net cash provided from (used in)
      financing activities                               716          (773)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    1            (2)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                434            12
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            54            55
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $488           $67
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(288)        $(340)
  Income taxes paid                                     (181)         (275)

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

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. Total comprehensive income for the third quarter and nine months of 1998 was $113 million and $678 million, respectively. Total comprehensive income for the same 1997 periods was $307 million and $717 million, respectively.

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

                                                         (In millions)
                                                    ------------------------
                                                   September 30 December 31
                                                       1998         1997
                                                   ------------ -----------

    Raw materials                                       $926         $582
    Semi-finished products                               312          331
    Finished products                                  1,303          922
    Supplies and sundry items                            165          134
                                                      ------        ------
      Total (at cost)                                  2,706        1,969
    Less inventory market valuation reserve              306          284
                                                      ------        ------
      Net inventory carrying value                    $2,400       $1,685
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

     5.   (Continued)

          COMPUTATION OF INCOME PER COMMON SHARE
                                                      Third Quarter Ended
                                                         September 30
                                                     1998            1997
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
Marathon Group
Net income (millions):
 Net income                                        $51     $51    $192     $192
 Effect of dilutive securities -
  Convertible Debentures                             -       -       -        1
                                                ------  ------  ------   ------
   Net income assuming conversions                 $51     $51    $192     $193
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   291,320 291,320 288,095  288,095
 Effect of dilutive securities:
  Convertible debentures                             -       -       -    3,154
  Stock options                                      -     483       -      608
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   291,320 291,803 288,095  291,857
                                                ======  ======  ======   ======
Net income per share                              $.18    $.17    $.67     $.66
                                                ======  ======  ======   ======
U. S. Steel Group
Net income (millions):
 Net income                                        $65     $65    $116     $116
 Dividends on preferred stock                       (2)     (2)     (2)       -
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock               63      63     114      116
 Effect of dilutive convertible securities           -       2       -        2
                                                ------  ------  ------   ------
   Net income assuming conversions                 $63     $65    $114     $118
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,099  88,099  85,770   85,770
 Effect of dilutive securities:
  Trust preferred securities                         -   4,256       -    4,256
  Preferred stock                                    -       -       -    3,216
  Convertible debentures                             -       -       -      631
  Stock options                                      -       4       -       79
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,099  92,359  85,770   93,952
                                                ======  ======  ======   ======
Net income per share                              $.72    $.71   $1.32    $1.25
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

     5.   (Continued)

          COMPUTATION OF INCOME PER COMMON SHARE
                                                     Nine Months Ended
                                                        September 30
                                                     1998            1997
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
CONTINUING OPERATIONS
Marathon Group
Net income (millions):
 Net income                                       $396    $396    $418     $418
 Effect of dilutive securities -
  Convertible debentures                             -       -       -        6
                                                ------  ------  ------   ------
   Net income assuming conversions                $396    $396    $418     $424
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   289,928 289,928 287,853  287,853
 Effect of dilutive securities:
  Convertible debentures                             -       -       -    5,752
  Stock options                                      -     600       -      485
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   289,928 290,528 287,853  294,090
                                                ======  ======  ======   ======
Net income per share                             $1.37   $1.36   $1.45    $1.44
                                                ======  ======  ======   ======
U. S. Steel Group
Net income (millions):
 Net income                                       $288    $288    $300     $300
 Dividends on preferred stock                       (7)      -     (10)       -
 Noncash credit from exchange of preferred stock     -       -      10        -
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock              281     288     300      300
 Effect of dilutive convertible securities           -       7       -        5
                                                ------  ------  ------   ------
   Net income assuming conversions                $281    $295    $300     $305
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    87,223  87,223  85,463   85,463
 Effect of dilutive securities:
  Trust preferred securities                         -   4,256       -    2,128
  Preferred stock                                    -   3,190       -    5,345
  Convertible debentures                             -       -       -    1,200
  Stock options                                      -      48       -       40
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    87,223  94,717  85,463   94,176
                                                ======  ======  ======   ======
Net income per share                             $3.22   $3.11   $3.50    $3.24
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

6. In August 1998, Marathon Oil Company (Marathon) acquired Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Securityholders of Tarragon received, at their election, Cdn$14.25 for each Tarragon share, or the economic equivalent in Exchangeable Shares of an indirect Canadian subsidiary of Marathon, which are exchangeable solely on a one-for-one basis into Marathon Stock. The purchase price included cash payments of $686 million, issuance of approximately 878,000 Exchangeable Shares valued at $29 million and the assumption of $345 million in debt. USX accounted for the acquisition using the purchase method of accounting. Third quarter 1998 results of operations include the operations of Marathon Canada Limited, formerly known as Tarragon, commencing
   August 12, 1998.

   During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million, which is included in the first nine months of 1998 revenues.

   The following unaudited pro forma data for USX includes the results of operations of Tarragon for 1998 and 1997, and the Ashland RM&T net assets for 1997, giving effect to the acquisitions as if they had been consummated at the beginning of the years presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

   (In millions, except per share amounts)
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                               1998(a) 1997(a) 1998(a)  1997(a)
                                               ------- ------- -------  -------
 Revenues                                       $7,173  $7,517 $21,729  $22,617
 Net income (b)                                    107     298     653      709
 Net income per common share of Marathon
  Stock:
   Basic                                           .14     .63    1.26     1.42
   Diluted                                         .14     .63    1.25     1.41

      (a) Pro forma data is based on USX and Tarragon results of operations for the quarters and nine months ended September 30, 1998 and 1997, and USX and Ashland RM&T results of operations for the quarter and nine months ended September 30, 1997.

      (b) Excluding the pro forma inventory market valuation reserve adjustment, pro forma net income would have been $661 million and $786 million for the 1998 and 1997 nine months, respectively ($126 million and $274 million in the third quarter of 1998 and 1997, respectively.) Reported 1998 and 1997 net income for the nine months, excluding the reported inventory market valuation reserve adjustment, was $692 million and $803 million, respectively ($135 million and $281 million in the third quarter of 1998 and 1997, respectively).

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     7. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                  (In millions)
                                        -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1998    1997    1998     1997
                                                 ----    ----    ----     ----
    Matching crude oil and refined product
      buy/sell transactions settled in cash     $1,012    $539  $2,994   $1,845
    Consumer excise taxes on petroleum
      products and merchandise                     963     738   2,614    2,057

     8. Income from operations includes net periodic pension credits of $151 million and $117 million in the first nine months of 1998 and 1997, respectively ($53 million and $41 million in the third quarter of 1998 and 1997, respectively.) These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

     9. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. The nine months 1998 provision for estimated income taxes was decreased by a $9 million foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

     10. At September 30, 1998, USX had $1,300 million in borrowings against its $2,350 million long-term revolving credit agreement.

          Effective as of July 31, 1998, MAP entered into two revolving credit agreements totaling $500 million. There were no borrowings against these agreements at September 30, 1998.

          USX has a short-term credit agreement totaling $125 million at September 30, 1998. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%.
     Certain other banks provide short-term lines of credit totaling $200 million which require a .125% fee or maintenance of compensating balances of 3%. At September 30, 1998, there were $50 million in borrowings against these facilities.

          In the event of a change in control of USX, debt obligations totaling $4,176 million at September 30, 1998, may be declared immediately due and payable.

     11. In the third quarter of 1998, USX borrowed $1.3 billion under its revolving credit agreement. These borrowings were primarily related to the funding of the Tarragon acquisition.

          In the first quarter of 1998, USX issued $400 million in aggregate principal amount of 6.85% Notes due 2008.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     12. USX has an agreement (the program) to sell an undivided interest in certain accounts receivable of the U. S. Steel Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1998, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly.
     The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program's size. In the event of a change in control of USX, as defined in the agreement, USX may be required to forward payments collected on sold accounts receivable to the buyers.

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

          USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1998, and December 31, 1997, accrued liabilities for remediation totaled $149 million and $158 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $40 million at September 30, 1998, and $42 million at December 31, 1997.

          For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1998 and for the years 1997 and 1996, such capital expenditures totaled $111 million, $134 million and $165 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          At September 30, 1998, and December 31, 1997, accrued liabilities for platform abandonment and dismantlement totaled $140 million and $128 million, respectively.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                     (Unaudited)


     13.  (Continued)

          Guarantees by USX of the liabilities of affiliated entities totaled $191 million at September 30, 1998. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of September 30, 1998, the largest guarantee for a single affiliate was $119 million.

          At September 30, 1998, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $164 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          Contract commitments to acquire property, plant and equipment and long-term investments at September 30, 1998, totaled $917 million compared with $533 million at December 31, 1997.

     14. On November 4, 1998, USX sold 17 million shares of Marathon Stock. Closing of the transaction is expected to be made on Tuesday, November 10, 1998. Net proceeds to USX are expected to be approximately $528 million, which will be used to reduce indebtedness incurred to fund the Tarragon acquisition. The net proceeds will be reflected in their entirety in the Marathon Group financial statements.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              Continuing Operations
           ----------------------------------------------------------


  Nine Months Ended
     September 30                        Year Ended December 31
---------------------   -------------------------------------------------------

   1998        1997         1997        1996         1995        1994      1993
   ----        ----         ----        ----         ----        ----      ----

   3.81        4.13         3.92        3.62         1.49        2.01      (a)
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



                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              Continuing Operations
                -------------------------------------------------

  Nine Months Ended
     September 30                        Year Ended December 31
---------------------   -------------------------------------------------------

   1998        1997         1997        1996         1995        1994      1993
   ----        ----         ----        ----         ----        ----      ----

   3.94        4.34         4.11        3.90         1.62        2.18      (a)
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company engaged primarily in the energy business through its Marathon Group and in the steel business through its
U. S. Steel Group. The following discussion should be read in conjunction with the third quarter and first nine months of 1998 USX Consolidated Financial Statements and selected notes. For net income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective groups.

     During 1997, Marathon Oil Company ("Marathon") and Ashland Inc.("Ashland") agreed to combine the major elements of their refining, marketing and transportation ("RM&T") operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC ("MAP"), a new consolidated subsidiary. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38 percent interest in MAP. Financial measures such as revenues, income from operations and capital expenditures in 1998 include 100 percent of MAP and are not comparable to prior period amounts. Net income and related per share amounts for 1998 are net of the minority interest. For further discussion of MAP and pro forma information, see Note 6 to the USX Consolidated Financial Statements and Marathon Group Supplemental Statistics on pages 53 and 54.

     On August 11, 1998, Marathon acquired Tarragon Oil and Gas Limited ("Tarragon"), a Canadian oil and gas exploration and production company. The purchase price included $686 million in cash payments, the assumption of $345 million in debt and the issuance of Exchangeable Shares of an indirect Canadian subsidiary of Marathon valued at $29 million. The Exchangeable Shares are exchangeable at any time on a one-for-one basis for shares of Marathon Stock. The Tarragon acquisition was initially funded with borrowings against USX's long-term revolving credit agreement. On November 4, 1998, USX sold 17 million shares of Marathon Stock. Net proceeds to USX are expected to be approximately $528 million, which will be used to reduce indebtedness incurred to fund the Tarragon acquisition. Third quarter results include operations of Marathon Canada Limited, formerly known as Tarragon, commencing August 12, 1998. For further discussion of Tarragon and pro forma information, see Note 6 to the USX Consolidated Financial Statements and Marathon Group Supplemental Statistics on pages 53 and 54.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 1998 and 1997 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Revenues (a)
 Marathon Group                                 $5,662  $3,944 $16,722  $11,834
 U. S. Steel Group                               1,497   1,735   4,926    5,103
 Eliminations                                       (3)    (22)    (13)     (83)
                                                ------  ------ -------  -------
   Total USX Corporation revenues               $7,156  $5,657 $21,635  $16,854
Less:
 Excise taxes (b)(c)                               963     738   2,614    2,057
 Matching buy/sell transactions (b)(d)           1,012     539   2,994    1,845
                                                ------  ------  ------   ------
   Revenues excluding above items               $5,181  $4,380 $16,027  $12,952
                                                ======  ======  ======   ======
------

(a)  Amounts for the third quarter and first nine months of 1997 were
reclassified   to conform to 1998 classifications.
(b) Included in both revenues and costs and expenses for the Marathon Group and USX Consolidated.
(c)  Consumer excise taxes on petroleum products and merchandise.
(d) Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding excise taxes and matching buy/sell transactions) increased by $801 million in the third quarter of 1998 as compared with the third quarter of 1997, primarily reflecting an increase of $1,020 million for the Marathon Group, and a decrease of $238 million for the U. S. Steel Group. Revenues (excluding excise taxes and matching buy/sell transactions) increased by $3,075 million in the first nine months of 1998 as compared with the first nine months of 1997, primarily reflecting an increase of $3,182 million for the Marathon Group, and a decrease of $177 million for the U. S. Steel Group.

     For discussion of revenues by group see Management's Discussion and Analysis of Financial Condition and Results of Operations for the U. S. Steel Group and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, which includes discussion of pro forma revenues, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, for the third quarter and first nine months of 1997, and the assumed acquisition of Tarragon on January 1, of each year for the periods presented.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations and certain items included in income from operations for the third quarter and first nine months of 1998 and 1997 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Income from operations (a)                        $320    $557  $1,554   $1,359

Less: certain favorable (unfavorable) items for

 Marathon Group
   Inventory market valuation
    reserve adjustment (b)                         (50)     41     (22)    (137)
   Write-off of certain international investments
     net of a favorable domestic contract
     settlement (c)                                  -       -     (76)       -
   Gain on ownership change net of one-time
     transition charges - MAP (d)                    -       -     223        -
 U. S. Steel Group
   Insurance litigation settlement for Gary Works
    No. 8 blast furnace (net of related charges and
    reserves) (e)                                    -       -      30        -
   Insurance settlement related to the
    1996 hearth breakout at Gary Works No. 13 blast
    furnace                                          -      25       -       40
   Effect of adoption of SOP 96-1 (f)                -       -       -      (20)
   Other environmental accrual adjustments - net     -       -       -       11
                                                 -----   -----   -----    -----
Subtotal                                           (50)     66      155    (106)
                                                  -----   -----    -----   -----
Income from operations adjusted to exclude
  above items                                     $370    $491  $1,399   $1,465
                                                 =====   =====   =====    =====
------

(a)  Amounts for the third quarter and first nine months of 1997 were
reclassified   to conform to 1998 classifications.
(b) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined product inventories exceeds net realizable value. For additional discussion of the IMV reserve adjustment, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.
(c) This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of the Marathon Group's natural gas production from certain domestic properties.
(d) The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 6 to the USX Consolidated Financial Statements.
(e) Settlement of litigation against USX's property insurers to recover losses related to a 1995 explosion at the Gary Works No. 8 blast furnace.
(f) American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" ("SOP 96-1") provides additional guidance on recognition, measurement and disclosure of remediation liabilities.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Adjusted income from operations decreased by $121 million in the third quarter of 1998 as compared with the third quarter of 1997, reflecting decreases of $67 million for the U. S. Steel Group and $54 million for the Marathon Group. Adjusted income from operations decreased by $66 million in the first nine months of 1998 as compared with the first nine months of 1997, reflecting decreases of $36 million for the U. S. Steel Group and $30 million for the Marathon Group.

     For discussion of adjusted income from operations by group see Management's Discussion and Analysis of Financial Condition and Results of Operations for the
U. S. Steel Group and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group, which includes discussion of pro forma adjusted income from operations, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, for the third quarter and first nine months of 1997, and the assumed acquisition of Tarragon on January 1, of each year for the periods presented.

     Net interest and other financial costs for the third quarter and first nine months of 1998 and 1997 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Interest and other financial income                $11      $3     $33       $2
Interest and other financial costs                 (84)    (89)   (259)    (274)
                                                 -----  ------  ------   ------
   Net interest and other financial costs          (73)    (86)   (226)    (272)
Less:
  Adjustment to carrying value of indexed debt(a)   11       -       7        6
                                                  -----  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item               $(84)   $(86)  $(233)   $(278)
                                                  =====  ======  ======   ======
------

(a) In December 1996, USX issued $117 million in aggregate principal amount of 6-3/4% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RTI International Metals, Inc. (formerly RMI Titanium Company) ("RTI") (or for the equivalent amount of cash, at USX's option). The carrying value of indexed debt is adjusted quarterly to settlement value based on changes in the value of RTI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27 percent interest in RTI continues to be accounted for under the equity method.

     Excluding the adjustment to the carrying value of indexed debt, net interest and other financial costs decreased by $2 million and $45 million in the third quarter and first nine months of 1998, respectively, as compared with the third quarter and first nine months of 1997, due primarily to increased interest income and capitalized interest on upstream projects for the Marathon Group, and lower average debt levels for the U. S. Steel Group.

     Provision for estimated income taxes in the first nine months of 1998 was reduced by a $9 million foreign tax adjustment as a result of a favorable resolution of foreign tax litigation for the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net income decreased $191 million and $33 million in the third quarter and first nine months of 1998, respectively, as compared to the third quarter and first nine months of 1997, mainly due to the items discussed above.

Noncash credit from exchange of preferred stock was $10 million in the first nine months of 1997. On May 16, 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I, for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock). The $10 million noncash credit reflects the difference between the carrying value of the 6.50% Preferred Stock ($192 million) and the fair value of the Trust Preferred Securities ($182 million), at the date of the exchange.

Dividends to Stockholders
-------------------------
     On October 27, 1998, the USX Board of Directors (the "Board") declared dividends of 21 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable December 10, 1998, to stockholders of record at the close of business on November 18, 1998. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable December 31, 1998, to stockholders of record at the close of business on December 1, 1998.

     On October 27, 1998, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, declared a dividend of CDN $0.3235 per share on its non-voting Exchangeable Shares, payable December 10, 1998, to stockholders of record at the close of business on November 18, 1998.

Cash Flows
----------
     Net cash provided from operating activities totaled $1,364 million in the first nine months of 1998, compared with $1,355 million in the first nine months of 1997. The Marathon Group had an $80 million increase in net cash provided from operating activities in the first nine months of 1998 as compared to the first nine months of 1997. The increase was primarily due to an increase in net income (excluding the IMV reserve adjustment, the gain on ownership change in MAP and other noncash items), partially offset by distributions by MAP to Ashland. The U. S. Steel Group had a $60 million decrease in net cash provided from operating activities in the first nine months of 1998 as compared to the first nine months of 1997. The decrease was primarily due to unfavorable working capital changes.

     Cash from the disposal of assets was $61 million in the first nine months of 1998, compared with $430 million in the first nine months of 1997. The 1997 proceeds included $361 million resulting from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at the U. S. Steel Group's Clairton Works.

     The net withdrawals of restricted cash were $159 million in the first nine months of 1998, compared to $97 million in the first nine months of 1997. The 1998 amount primarily represents the withdrawal from restricted cash of $195 million for the redemption of all of the shares of USX-Delhi Group Common Stock in the first quarter of 1998. The $97 million withdrawal in 1997 mainly represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the disposal of Marathon Group oil production properties in Alaska.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Capital expenditures for property, plant and equipment in the first nine months of 1998 were $1,063 million, compared with $887 million in the first nine months of 1997. For further details, see USX Corporation - Financial Statistics on page 29, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

     Net investments in equity affiliates was $118 million in the first nine months of 1998, compared with $217 million in the first nine months of 1997.
Net investments in equity affiliates in 1998 decreased $145 million for the Marathon Group. Net investments in 1998 were reduced by $59 million as a result of repayments by Sakhalin Energy Investment Company, Ltd. of advances made by Marathon in conjunction with the Sakhalin II project in Russia. The 1997 amount included the acquisition of an additional 7.5% interest in Sakhalin II project, investments in the Nautilus natural gas and Odyssey crude oil pipeline systems in the Gulf of Mexico and the purchase of a 50 percent interest in an Ecuadorian power generation company. Net cash invested in equity affiliates for the
U. S. Steel Group increased $46 million, primarily due to the funding for the entry into a joint venture in Slovakia.

     Contract commitments to acquire property, plant and equipment and long-term investments at September 30, 1998, totaled $917 million compared with $533 million at December 31, 1997.

     USX's total long-term debt, preferred stock of subsidiary, USX obligated preferred securities of a subsidiary trust and notes payable was $5.319 billion at September 30, 1998, an increase of $1.363 billion from December 31, 1997. The increase from December 31, 1997, was primarily the result of borrowings of $1.3 billion against a long-term revolving credit agreement and the issuance of $400 million of 6.85% notes due in 2008, partially offset by a net reduction of current maturities of long-term debt totaling $399 million. The borrowings against the long-term credit agreement were primarily related to the funding of the Tarragon acquisition.

Debt and Preferred Stock Ratings
--------------------------------
     In June 1998, Moody's Investors Services, Inc. upgraded the ratings on USX's and Marathon's senior debt to Baa2 from Baa3, on USX's subordinated debt to Baa3 from Ba2, and on USX's preferred stock to Ba1 from Ba2.

Liquidity
---------
     At September 30, 1998, USX had $1.3 billion of borrowings against its $2.35 billion long-term revolving credit agreement. These borrowings were primarily related to the Tarragon acquisition.

     Effective as of July 31, 1998, MAP entered into two revolving credit agreements totaling $500 million. There were no borrowings against these agreements at September 30, 1998.

     At September 30, 1998, USX had no borrowings against its $125 million short-term credit agreement and $50 million of borrowings against additional short-term lines of credit.

     USX filed with the Securities and Exchange Commission a shelf registration statement, which became effective July 31, 1998, which allows USX to offer and issue unsecured debt securities, common and preferred stock and warrants in an aggregate principal amount of up to $1 billion in one or more separate offerings on terms to be determined at the time of sale. Including this shelf registration statement, USX had a total of $1.543 billion available under existing shelf registration statements at July 31, 1998.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On August 12, 1998, USX filed a prospectus relating to approximately $29 million of USX-Marathon Group Common Stock ("Marathon Stock").
This stock is only to be issued in exchange for the Exchangeable Shares issued in connection with the Tarragon acquisition.

     On November 4, 1998, USX sold 17 million shares of Marathon Stock.
Closing of the transaction is expected to be made on Tuesday, November 10, 1998. Net proceeds to USX are expected to be approximately $528 million, which will be used to reduce indebtedness incurred to fund the Tarragon acquisition. The net proceeds will be reflected in their entirety in the Marathon Group Financial Statements.

     As a result of the actions described in the preceding two paragraphs, as of November 4, 1998, USX has approximately $1 billion available under existing shelf registrations.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of September 30, 1998, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1998 and years 1999 and 2000, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 13 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings or other external financing sources.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 43 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1998. In addition, there are 25 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     There are also 119 additional sites, excluding retail marketing outlets, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 15 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

     In October 1998, the National Enforcement Investigation Center of the United States Environmental Protection Agency conducted a multi-media inspection of MAP's Detroit refinery. The inspection covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right-to-Know Act and the handling of process waste. Although MAP has been informally advised as to certain compliance issues, it is not known when findings on the results of the inspection will be issued.

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

Year 2000 Readiness Disclosure
------------------------------
     See Year 2000 Readiness Disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

Accounting Standards
--------------------
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which introduces a "management approach" for identifying reportable operating segments of an enterprise. USX will adopt the standard, effective with its 1998 annual financial statements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". USX will adopt the standard, effective with its 1998 annual financial statements.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and Stockholders' Equity as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. USX plans to adopt the standard effective January 1, 2000, as required.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                   -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of September 30, 1998 are provided in the following table: (a)

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price increase) (d)                     $10.0        $26.2
    Natural gas (price decrease) (d)                     2.8          1.2
    Refined products (price increase) (d)                4.7         15.6

U. S. Steel Group
    Natural gas (price decrease) (d)                    $3.5         $8.8
    Zinc (price decrease) (d)                             .8          2.1
    Heating oil (price decrease) (d)                      .2           .4
    Nickel (price decrease) (d)                           .1           .2
    Tin (price decrease) (d)                              .1           .2

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 1998. Marathon Group and U. S. Steel Group management evaluate their portfolios of derivative commodity instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to September 30, 1998, would cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout the third quarter of 1998, from a low of 6,250 contracts at August 26, to a high of 17,359 contracts at September 24, and averaged 9,790 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout the third quarter of 1998, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                   -----------------------------------------

Interest Rate Risk
------------------
     As of September 30, 1998, the discussion of USX's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in the USX 1997 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 1998, USX had no forward currency contracts.

Equity Price Risk
-----------------
     USX is subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt"). At maturity, USX must exchange the notes for shares of RTI International Metals, Inc. (formerly RMI Titanium Company) ("RTI") common stock, or redeem the notes for the equivalent amount of cash. Each quarter, USX adjusts the carrying value of Indexed Debt to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. At September 30, 1998, a hypothetical 10% increase in the value of RTI common stock would have resulted in an $11 million unfavorable effect on pretax income. USX holds a 27% interest in RTI which is accounted for under the equity method. The unfavorable effects on income described above would generally be offset by changes in the market value of USX's investment in RTI. However, under the equity method of accounting, USX cannot recognize in income these changes in the market value until the investment is liquidated.

Safe Harbor
-----------
     USX's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments, and projected changes in the size and composition of the Marathon Group and U. S. Steel Group hedge portfolios. These forward-looking statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas, refined products, steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to USX's hedging programs may differ materially from those discussed in the forward-looking statements.

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------


                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  --------------
(Dollars in millions)                            1998    1997    1998     1997
------------------------------------------------------------------------------------
REVENUES

 Marathon Group (a)                             $5,662  $3,944 $16,722  $11,834
 U. S. Steel Group                               1,497   1,735   4,926    5,103
 Eliminations                                       (3)    (22)    (13)     (83)
                                               ------- ------- -------  -------
   Total                                        $7,156  $5,657 $21,635  $16,854


INCOME FROM OPERATIONS

 Marathon Group (a)                               $215    $360  $1,070     $838
 U. S. Steel Group                                 105     197     484      521
                                                ------  ------  ------   ------
   Total                                          $320    $557  $1,554   $1,359




CASH FLOW DATA
--------------

CAPITAL EXPENDITURES

 Marathon Group (a)                               $285    $263    $835     $652
 U. S. Steel Group                                  92      59     228      176
 Discontinued Operations                             -      21       -       59
                                                ------  ------  ------   ------
   Total                                          $377    $343  $1,063     $887


INVESTMENTS IN EQUITY AFFILIATES - NET

 Marathon Group (a)                                $49     $60     $52     $197
 U. S. Steel Group                                   3       5      66       20
                                                ------  ------  ------   ------
   Total                                           $52     $65    $118     $217



------

(a)  Amounts in 1998 include 100 percent of MAP.

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1998    1997    1998     1997
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $5,647  $3,924 $16,399  $11,773
 Dividend and affiliate income                       9       6      37       22
 Gain on disposal of assets                          3      10      19       29
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                     (1)      -     245        -
 Other income                                        4       4      22       10
                                                ------  ------  ------  -------
   Total revenues                                5,662   3,944  16,722   11,834
                                                ------  ------  ------  -------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      3,988   2,523  11,575    7,760
 Selling, general and administrative expenses      132      96     383      263
 Depreciation, depletion and amortization          222     163     701      497
 Taxes other than income taxes                   1,009     788   2,768    2,210
 Exploration expenses                               46      55     203      129
 Inventory market valuation charges (credits)       50     (41)     22      137
                                                ------  ------  ------  -------
   Total costs and expenses                      5,447   3,584  15,652   10,996
                                                ------  ------  ------  -------
INCOME FROM OPERATIONS                             215     360   1,070      838
Net interest and other financial costs              63      64     166      202
Minority interest in income of Marathon Ashland
 Petroleum LLC                                      70       -     282        -
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                          82     296     622      636
Provision for estimated income taxes                31     104     226      218
                                                ------  ------  ------   ------
NET INCOME                                         $51    $192    $396     $418
                                                ======  ======  ======   ======

MARATHON STOCK DATA:
 Net income per share - basic                     $.18    $.67   $1.37    $1.45
                      - diluted                    .17     .66    1.36     1.44
 Dividends paid per share                          .21     .19     .63      .57

 Weighted average shares, in thousands
   - Basic                                     291,320 288,095 289,928  287,853
   - Diluted                                   291,803 291,857 290,528  294,090




Selected notes to financial statements appear on pages 33-37.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $465           $36
  Receivables, less allowance for doubtful
   accounts of $5 and $2                               1,507           856
  Inventories                                          1,624           980
  Other current assets                                   169           146
                                                      ------        ------
     Total current assets                              3,765         2,018

Investments and long-term receivables                    600           455
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,095 and $9,667                                   10,223         7,566
Prepaid pensions                                         303           290
Other noncurrent assets                                  232           236
                                                      ------        ------
     Total assets                                    $15,123       $10,565
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                         $238          $108
  Accounts payable                                     2,223         1,348
  Payroll and benefits payable                           144           142
  Accrued taxes                                           91           102
  Deferred income taxes                                   66            61
  Accrued interest                                        49            84
  Long-term debt due within one year                      61           417
                                                      ------        ------
     Total current liabilities                         2,872         2,262

Long-term debt, less unamortized discount              4,055         2,476
Long-term deferred income taxes                        1,447         1,318
Employee benefits                                        563           375
Deferred credits and other liabilities                   339           332

Preferred stock of subsidiary                            184           184
Minority interest in Marathon Ashland Petroleum LLC    1,726             -

COMMON STOCKHOLDERS' EQUITY                            3,937         3,618
                                                      ------        ------
     Total liabilities and common
      stockholders' equity                           $15,123       $10,565
                                                      ======        ======




Selected notes to financial statements appear on pages 33-37.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $396          $418
Adjustments to reconcile to net cash provided from
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   71             -
  Depreciation, depletion and amortization               701           497
  Exploratory dry well costs                             111            57
  Inventory market valuation charges                      22           137
  Pensions                                               (10)          (14)
  Postretirement benefits other than pensions             17             8
  Deferred income taxes                                  140            65
  Gain on disposal of assets                             (19)          (29)
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                        (245)            -
  Changes in:
     Current receivables                                  13            99
     Inventories                                        (77)           (58)
     Current accounts payable and accrued expenses       (34)         (136)
  All other - net                                        (15)          (53)
                                                      ------        ------
     Net cash provided from operating activities       1,071           991
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (835)         (652)
Acquisition of Tarragon Oil and Gas Limited             (686)            -
Disposal of assets                                        44            39
Investments in equity affiliates - net                   (52)         (197)
Withdrawals (deposits) of restricted cash - net          (20)           97
All other - net                                          (13)            -
                                                      ------        ------
     Net cash used in investing activities            (1,562)         (713)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Marathon Group's portion of USX
 consolidated debt                                     1,018           (72)
Specifically attributed debt - borrowings                365             -
                        - repayments                    (365)          (40)
Marathon Stock issued                                     84            18
Dividends paid                                          (183)         (164)
                                                      ------        ------
     Net cash provided from (used in)
       financing activities                              919          (258)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    1            (2)
                                                      ------        ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                429            18
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            36            32
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $465           $50
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(227)        $(238)
  Income taxes paid, including settlements with other
   groups                                               (149)         (187)

Selected notes to financial statements appear on pages 33-37.

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

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Marathon Group's total comprehensive income for the third quarter and nine months of 1998 was $49 million and $393 million, respectively. Total comprehensive income for the same 1997 periods was $192 million and $419 million, respectively.

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

     3. The financial statements of the Marathon Group include the financial position, results of operations and cash flows for the businesses of Marathon Oil Company (Marathon) and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Marathon Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

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

                                                         (In millions)
                                               -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1998    1997    1998     1997
                                                 ----    ----    ----     ----
    Matching crude oil and refined product
      buy/sell transactions settled in cash     $1,012    $539  $2,994   $1,845
    Consumer excise taxes on petroleum
      products and merchandise                     963     738   2,614    2,057

     6. In August 1998, Marathon acquired Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Securityholders of Tarragon received, at their election, Cdn$14.25 for each Tarragon share, or the economic equivalent in Exchangeable Shares of an indirect Canadian subsidiary of Marathon, which are exchangeable solely on a one-for-one basis into Marathon Stock. The purchase price included cash payments of $686 million, issuance of approximately 878,000 Exchangeable Shares valued at $29 million and the assumption of $345 million in debt. Marathon accounted for the acquisition using the purchase method of accounting. Third quarter 1998 results of operations include the operations of Marathon Canada Limited, formerly known as Tarragon, commencing August 12, 1998.

          During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million, which is included in the first nine months of 1998 revenues.

          The following unaudited pro forma data for the Marathon Group includes the results of operations of Tarragon for 1998 and 1997, and the Ashland RM&T net assets for 1997, giving effect to the acquisitions as if they had been consummated at the beginning of the years presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     6.   (Continued)

   (In millions, except per share amounts)
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                               1998(a) 1997(a) 1998(a)  1997(a)
                                               ------- ------- -------  -------
 Revenues                                       $5,679  $5,804 $16,816  $17,597
 Net income (b)                                     42     183     365      410
 Net income per common share:
   Basic                                           .14     .63    1.26     1.42
   Diluted                                         .14     .63    1.25     1.41

      (a) Pro forma data is based on the Marathon Group and Tarragon results of operations for the quarters and nine months ended September 30, 1998 and 1997, and the Marathon Group and Ashland RM&T results of operations for the quarter and nine months ended September 30, 1997.

      (b) Excluding the pro forma inventory market valuation reserve adjustment, pro forma net income would have been $373 million and $487 million for the 1998 and 1997 nine months, respectively ($61 million and $159 million in the third quarter of 1998 and 1997, respectively.) Reported 1998 and 1997 net income for the nine months, excluding the reported inventory market valuation reserve adjustment, was $404 million and $504 million, respectively ($70 million and $166 million in the third quarter of 1998 and 1997, respectively).

     7. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                    ------------------------
                                                   September 30 December 31
                                                       1998         1997
                                                   -----------  -----------
    Crude oil and natural gas liquids                   $739         $452
    Refined products and merchandise                   1,082          735
    Supplies and sundry items                            109           77
                                                      ------        ------
      Total (at cost)                                  1,930        1,264
    Less inventory market valuation reserve              306          284
                                                      ------        ------
      Net inventory carrying value                    $1,624         $980
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

          The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1998, and December 31, 1997, accrued liabilities for remediation totaled $51 million and $52 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $40 million at September 30, 1998, and $42 million at December 31, 1997.

          For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the nine months of 1998 and for the years 1997 and 1996, such capital expenditures totaled $73 million, $81 million and $66 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         At September 30, 1998, and December 31, 1997, accrued liabilities for platform abandonment and dismantlement totaled $140 million and $128 million, respectively.

          Guarantees by USX of the liabilities of an affiliated entity of the Marathon Group totaled $119 million at September 30, 1998.

          At September 30, 1998, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $164 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at September 30, 1998, totaled $679 million compared with $377 million at December 31, 1997.

     9. On November 4, 1998, USX sold 17 million shares of Marathon Stock. Closing of the transaction is expected to be made on Tuesday, November 10, 1998. Net proceeds to USX are expected to be approximately $528 million, which will be used to reduce indebtedness incurred to fund the Tarragon acquisition. The net proceeds will be reflected in their entirety in the Marathon Group financial statements.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products; and other energy related businesses. Management's Discussion and Analysis should be read in conjunction with the third quarter and first nine months 1998 USX consolidated financial information and the Marathon Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on pages 53 and 54.

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

     On August 11, 1998, Marathon acquired Tarragon Oil and Gas Limited ("Tarragon"), a Canadian oil and gas exploration and production company. The purchase price included $686 million in cash payments, the assumption of $345 million in debt and the issuance of Exchangeable Shares of an indirect Canadian subsidiary of Marathon valued at $29 million. The Exchangeable Shares are exchangeable at any time on a one-for-one basis for shares of Marathon stock. The Tarragon acquisition was initially funded with borrowings against USX's long-term revolving credit agreement. On November 4, 1998, USX sold 17 million shares of Marathon stock. Net proceeds to USX are expected to be approximately $528 million, which will be used to reduce indebtedness incurred to fund the Tarragon acquisition. Third quarter results include the operations of Marathon Canada Limited ("MCL"), formerly known as Tarragon, commencing August 12, 1998. For further discussion of Tarragon and pro forma information, see Note 6 to the Marathon Group Financial Statements and Supplemental Statistics on page 54.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 1998 and 1997 are summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998    1997    1998     1997
                                                -----   -----   -----    -----
Refined products                                $2,356  $1,854  $6,997   $5,264
Merchandise                                        510     276   1,386      780
Liquid hydrocarbons                                493     205   1,332      713
Natural gas                                        257     270     872      990
Transportation and other (a)                        72      62     282      185
Gain on ownership change in MAP (b)                 (1)      -     245        -
                                                ------  ------  ------   ------
 Subtotal                                        3,687   2,667  11,114    7,932

Excise taxes (c) (e)                               963     738   2,614    2,057
Matching buy/sell transactions (d) (e)           1,012     539   2,994    1,845
                                                ------  ------  ------   ------
 Total Revenues (a)                             $5,662  $3,944 $16,722  $11,834
                                                ======  ======  ======   ======
--------

(a)Amounts for third quarter and first nine months of 1997 were reclassified to conform to 1998 classifications.

(b)See Note 6 to the Marathon Group Financial Statements for a discussion of the gain on ownership change in MAP.

(c)Consumer excise taxes on petroleum products and merchandise.

(d)Matching crude oil and refined products buy/sell transactions settled in cash.

(e)Included in both revenues and costs and expenses, resulting in no effect on income.

     In 1998, Marathon Group revenues included 100 percent of MAP revenues, and MCL's revenues commencing August 12, 1998. On a pro forma basis, giving effect to the assumed acquisitions of Tarragon's operations and Ashland's RM&T net assets on January 1, 1997, revenues (excluding matching buy/sell transactions and excise taxes) for the third quarter and first nine months of 1997 would have been $4,131 million and $12,219 million, respectively. Revenues in the third quarter and first nine months of 1998 were lower than pro forma revenues in the same periods of 1997, primarily due to lower worldwide liquid hydrocarbon prices, lower domestic natural gas prices, and lower refined product prices, partially offset by higher liquid hydrocarbon sales volumes. In addition, for the first nine months of 1998, these decreases were partially offset by the gain on ownership change in MAP. For additional information regarding pro forma revenues, see Supplemental Statistics on page 54.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from Operations and certain items included in income from operations for the third quarter and first nine months of 1998 and 1997 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998    1997    1998     1997
                                                -----   -----   -----    -----
Income from Operations (a)                       $215    $360   $1,070    $838
Less: certain favorable (unfavorable) items
 IMV reserve adjustment (b)                       (50)     41      (22)   (137)
 Write-off of certain international investments net
 of a favorable domestic contract settlement (c)    -       -      (76)      -
 Gain on ownership change net of one-time
 transition charges - MAP (d)                       -       -      223       -
                                                ------  ------  ------   ------
 Subtotal                                         (50)     41      125    (137)
                                                ------  ------  ------   ------
Income from operations adjusted to exclude
 above items                                      $265    $319    $945     $975
                                                ======  ======  ======   ======
--------

(a)Amounts for third quarter and first nine months of 1997 were reclassified to conform to 1998 classifications.
(b)The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional details of this noncash adjustment, see discussion below.
(c)This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of the Marathon Group's natural gas production from certain domestic properties.
(d)The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 6 to the Marathon Group Financial Statements.

     In 1998, Marathon Group income from operations included 100 percent of MAP, and MCL's results of operations commencing August 12, 1998. On a pro forma basis, giving effect to the assumed acquisitions of Tarragon's operations and Ashland's RM&T net assets on January 1, 1997, income from operations for third quarter 1997, excluding the effects of the pro forma IMV reserve adjustment, would have been $461 million. Third quarter 1998 adjusted income from operations of $265 million was lower than adjusted pro forma income from operations for third quarter 1997 primarily due to lower RM&T income from operations and lower worldwide exploration and production income from operations. These decreases were partially offset by lower administrative expenses.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On a pro forma basis, adjusted income from operations, for the first nine months of 1997, excluding the effects of the pro forma IMV reserve adjustment, would have been $1,276 million. The first nine months of 1998 adjusted income from operations of $945 million was lower than adjusted pro forma income from operations in the comparable 1997 period primarily due to lower worldwide exploration and production income from operations. This decrease was partially offset by lower administrative expenses and increased RM&T income from operations in 1998. For additional information regarding pro forma income from operations, see Supplemental Statistics on page 54.

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

     Third quarter income from operations for domestic exploration and production ("upstream") decreased by $43 million in 1998 from 1997. Results in the first nine months, excluding a favorable natural gas contract settlement, decreased $217 million from the same period in 1997. The decreases in both periods were due mainly to lower liquid hydrocarbon and natural gas prices, partially offset by increased liquid hydrocarbon volumes. In addition, the decrease in third quarter was also offset by lower exploration expenses. Third quarter results were negatively impacted by three tropical storms in September that moved through the Gulf of Mexico and resulted in temporary shut-ins of offshore production facilities. As a result of these storms, reported production for the quarter was reduced by an estimated 8,000 barrels per day ("bpd") and 12 million cubic feet of natural gas per day ("mmcfpd").

     Third quarter income from operations for international upstream operations decreased by $24 million in 1998 from 1997. The decline was mainly due to lower liquid hydrocarbon prices, partially offset by increased liquid hydrocarbon sales volumes primarily reflecting the acquisition of Tarragon and new production in Gabon and the United Kingdom.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Third quarter 1998 results include the operations of MCL, commencing August 12, 1998. Tarragon production averaged 15,900 bpd and 158 mmcfpd from August 12, 1998 through the end of the quarter. See Note 6 to the attached Marathon Group Financial Statements for additional information regarding the Tarragon acquisition.

     International upstream income from operations in the first nine months, excluding the impairment of certain international investments in the first quarter, decreased $121 million from the same period in 1997. This decrease was mainly due to lower liquid hydrocarbon prices, higher exploration expense, higher depreciation, depletion and amortization, and lower natural gas volumes, partially offset by increased liquid hydrocarbon sales volumes.

     In 1998, income from operations for refining, marketing, and transportation ("downstream") operations include 100 percent of MAP. Third quarter 1998 income from operations for downstream operations, excluding the effects of the IMV reserve adjustment, was $224 million, compared to $231 million in the prior-year period. On a pro forma basis, giving effect to the assumed acquisition of Ashland's RM&T net assets on January 1, 1997, income from operations for the combined downstream operations of Marathon and Ashland for third quarter 1997, excluding the effects of the pro forma IMV reserve adjustment, would have been $358 million. Income from operations for the first nine months of 1998 for downstream operations, excluding the effects of special items, was $749 million compared to $475 million in the prior-year period. On a pro forma basis, downstream income from operations for the first nine months of 1997, excluding the effects of the pro forma IMV reserve adjustment, would have been $729 million. Refined product margins in third quarter 1998 were lower compared to the same period in 1997. In addition, third quarter results were negatively impacted by three tropical storms in September that moved through the Gulf of Mexico and resulted in temporary shut-ins of the Louisiana Offshore Oil Port and the Garyville refinery. As a result, refinery crude runs were curtailed by nearly 10,000 bpd for the quarter. For additional information regarding pro forma downstream income from operations, see Supplemental Statistics on page 54.

     Other energy related businesses recorded income from operations of $6 million in third quarter 1998 compared to $8 million for the prior-year period. Income from operations for the first nine months of 1998 was $23 million compared to $39 million for the prior-year period. The first nine months 1997 included an $8 million gain on the sales of the Marathon Group's interests in a domestic pipeline company.

     Administrative expenses in the third quarter decreased by $22 million in 1998 from 1997, primarily as a result of an increase in the administrative costs being charged to MAP and reported in RM&T that were previously reported in
Administrative   and lower accruals for employee benefit and compensation plans.
Administrative expenses for the first nine months of 1998 decreased $50 million from the same period in 1997. In addition to the factors discussed previously, the decrease was also due to lower litigation accruals.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the third quarter and first nine months of 1998 and 1997 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998    1997    1998     1997
                                                -----   -----   -----    -----
Interest and other financial income               $11      $2     $29       $0
Interest and other financial costs                (74)    (66)   (195)    (202)
                                                ------  ------  ------   ------
Net interest and other financial costs           $(63)   $(64)  $(166)   $(202)
                                                ======  ======   =====    =====

     In third quarter 1998, interest and other financial costs increased primarily due to higher debt levels resulting from the acquisition of Tarragon, partially offset by higher capitalized interest. Net interest and other financial costs decreased in first nine months 1998 mainly due to increased interest income and capitalized interest on upstream projects. Capitalized interest was $10 million and $30 million in third quarter and first nine months 1998, respectively, compared with $5 million and $11 million in the same periods in 1997.

     Net income for the third quarter decreased by $141 million in 1998 from 1997 and by $22 million in the first nine months of 1998 as compared to the same periods in 1997. Excluding the after-tax effects of the IMV reserve adjustment and other special items, financial results decreased by $96 million for the third quarter and $196 million for the first nine months of 1998 from 1997, primarily reflecting the factors discussed above. For pro forma information, see Supplemental Statistics on page 54.

Cash Flows
----------
     Net cash provided from operating activities totaled $1,071 million in the first nine months of 1998, compared with $991 million in the first nine months of 1997. The $80 million increase mainly reflected an increase in net income (excluding the IMV reserve adjustment, the gain on ownership change in MAP and other noncash items), partially offset by distributions by MAP to Ashland.

     Capital expenditures in the first nine months of 1998 totaled $835 million, compared with $652 million in the comparable 1997 period. Capital expenditures in 1998 include 100 percent of MAP. The increase in the first nine months of 1998 was approximately equal for downstream and upstream projects.

     The acquisition of Tarragon Oil and Gas Limited included cash payments of $686 million. For further discussion of Tarragon, see Note 6 to the Marathon Group Financial Statements.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Deposits of restricted cash were $20 million in the first nine months of 1998 compared to withdrawals of $97 million in the comparable 1997 period. The 1998 amount represents cash deposited from the sales of domestic production properties and equipment. The 1997 amount represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the 1996 disposal of oil production properties in Alaska.

     Net investments in equity affiliates were $52 million in the first nine months of 1998, compared with $197 million in the comparable 1997 period. In September 1998, MAP increased its ownership interest in the Capline crude oil pipeline through the acquisition of an interest in Southcap Pipe Line Company for $22 million. With this investment in Southcap, MAP's ownership in the Capline system increased from 32.6% to 37.2%. Net investments in 1998 were reduced by $59 million as a result of repayments by Sakhalin Energy Investment Company, Ltd. (Sakhalin) of advances made by Marathon in conjunction with the Sakhalin II project in Russia. The 1997 amount included Marathon's acquisition of an additional 7.5% interest in Sakhalin, investments in the Nautilus natural gas and Odyssey crude oil pipeline systems in the Gulf of Mexico, and the purchase of a 50% interest in an Ecuadorian power generation company.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at September 30, 1998, totaled $679 million compared with $377 million at December 31, 1997.

     Financial obligations increased by $1,018 million in the first nine months of 1998. For further details, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations. Financial obligations consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group.

     Dividends paid in the first nine months of 1998 increased by $19 million from the first nine months of 1997 reflecting the two cents per share increase in the quarterly USX-Marathon Group Common Stock dividend rate. This increase was initially declared in January 1998.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 16 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1998. In addition, there are 8 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 84 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 15 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

     In October 1998, the National Enforcement Investigation Center of the United States Environmental Protection Agency conducted a multi-media inspection of MAP's Detroit refinery. The inspection covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right-to-Know Act and the handling of process waste. It is not known at this time as to when MAP will be notified as to the conclusion of the inspection. Although MAP has been informally advised as to certain compliance issues, it is not known when findings on the results of the inspection will be issued.

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

Outlook
-------
     The outlook regarding the Marathon Group's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. During third quarter 1998, liquid hydrocarbon prices were significantly lower than third quarter 1997 prices. This decline had an adverse effect on the Marathon Group's upstream results in the third quarter and first nine months of 1998. Upstream results will continue to be adversely affected if liquid hydrocarbon prices stay at their current levels or decline further. A prolonged decline in liquid hydrocarbon and natural gas prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

     Worldwide liquid hydrocarbon production for 1998 is currently estimated to be 200,000 bpd, primarily reflecting delays in attaining full production in the Troika field and the effects of three tropical storms in September 1998.
Natural gas volumes are expected to be approximately 1.25 bcfpd. In 1999, liquid hydrocarbon production is estimated to be approximately 250,000 bpd and natural gas volumes are expected to be approximately 1.4 bcfpd. In 2001, liquid hydrocarbon production is expected to increase by 5 to 8 percent over 1999 production levels and natural gas sales are expected to increase by approximately 5 percent over 1999 levels. These estimates include the effects of the Tarragon acquisition. With the Tarragon acquisition, 1998 reserve replacement is anticipated to exceed 200%.

     Progress continues on development of the 1995 discovery on Viosca Knoll 786 ("Petronius") in the deepwater Gulf. The Petronius project is estimated to have recoverable reserves of 95 million gross barrels of oil equivalent. Initial production is expected in second quarter 1999.

     Offshore Gabon, production commenced from the 1995 discovery on Tchatamba Marin in late January 1998 and is expected to average about 10,000 gross bpd for the year due to start-up problems with platform processing equipment.

     Marathon holds a 37.5% interest in Sakhalin Energy Investment Company, Ltd. ("Sakhalin"), an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the Piltun-Astokhskoye ("P-A") oil field and the Lunskoye gas-condensate field, which are located 10-12 miles offshore Sakhalin Island in the Russian Far East Region. A development plan for the P-A field was approved in 1997 which provides for an initial development of the Astokh Feature. Progress continues on this first phase

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

of development with the Molikpaq, an offshore drilling and production vessel, set in place on September 1, 1998. Development drilling from the Molikpaq is expected to begin in fourth quarter 1998 and first production from the Astokh Feature is on schedule for mid-1999. Marathon's investment in Sakhalin was $233 million at September 30, 1998.

     The above discussion includes forward-looking statements with respect to anticipated 1998 reserve replacement and liquid hydrocarbon production and natural gas sales for 1998 and 1999. These statements are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, reserve replacement rates, other geological, operating and economic considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. With respect to the Sakhalin II project in Russia, Sakhalin Energy continues to seek to have certain Russian laws and normative acts at the Russian Federation and local levels brought into compliance with the existing Production Sharing Agreement Law. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

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

     The integration process at MAP continues and management anticipates MAP will exceed its initial goal of deriving efficiencies of $200 million annually on a pre-tax basis. MAP expects annual repeatable pre-tax operating efficiencies to reach $130 million in 1998, with an additional $100 million expected in 1999. The current focus is on actively integrating the logistical, retail marketing, wholesale marketing and refining operations, as well as administrative functions, that Marathon and Ashland transferred to MAP.

     The above statements with respect to the amount and timing of efficiencies to be realized by MAP are forward looking statements. Some factors that could potentially cause actual results to differ materially from present expectations include unanticipated costs or delays associated with implementing shared technology, completing logistical infrastructure projects and leveraging volume procurement synergies.

     Following an internal review, MAP implemented a maintenance and safety improvement program in second quarter 1998 at the Catlettsburg (KY), Canton
(OH), and St. Paul Park (MN) refineries. This program will be substantially completed by the end of 1998. The costs of the program, as well as the effects of reduced production levels, will not have a material negative impact on the profitability of either MAP or the Marathon Group.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Year 2000 Readiness Disclosure
------------------------------
The Marathon Group is executing action plans which include:

* prioritizing and focusing on those computerized and automated systems and processes critical to the operations in terms of material operational, safety, environmental and financial risk to the company.
* allocating and committing appropriate resources to fix the problem.
* communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, and the inclusion of Year 2000 readiness language in purchase orders and contracts.
* performing rigorous Year 2000 tests of critical systems.
* participating in, and exchanging Year 2000 information with industry trade associations, such as the American Petroleum Institute (API).
* engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 inventory, assessment and readiness.

State of Readiness

     The majority of Information Technology (IT) systems readiness efforts and critical systems testing are scheduled to be completed by the end of 1998. The remaining systems are to be completed by end of the third quarter of 1999. We have received responses from over 74% of our third party software vendors, with 99% indicating that they are or will be Year 2000 ready and will provide updated software on a timely basis.

     The majority of the Non-Information Technology (Non-IT) systems are scheduled to be inventoried by the end of 1998. All Non-IT systems are scheduled to be ready by the end of the third quarter of 1999 with minor exceptions. Plant maintenance shutdowns scheduled for the fourth quarter of 1999 will allow us to complete any final readiness efforts.

     The chart below provides the percent of completion for the inventory of systems and processes that may be affected by the Year 2000 ("Y2K Inventory"), analysis performed to determine the Year 2000 date impact of inventoried systems and processes ("Y2K Impact Assessment") and the Year 2000 readiness of the Marathon Group's Year 2000 inventory ("Y2K Readiness of Overall Inventory").
The percent of completion for Y2K Readiness of Overall Inventory includes all inventory items not date impacted, those items already Year 2000 ready and those corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities; however, the implementation of certain IT and Non-IT systems has been deferred until 1999 for operational reasons.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                                                   Percent Completed

                                                                   Y2K
                                                         Y2K    Readiness
End of Third Quarter 1998                               Impact     of
                                                 Y2K    Assess-  Overall
                                              Inventory  ment   Inventory
                                                ------  ------   ------
Information Technology                            100%    100%     89%
Non-Information Technology                         40%     38%     18%

Third Parties

     Third parties are suppliers, customers and vendors, excluding third party software vendors discussed previously. Contacts have been made with all critical third parties to determine if they will be able to provide their service to the Marathon Group after the Year 2000. An aggressive follow-up has started with those third parties not responding or returning an unacceptable response. If it is determined that there is a significant risk, an effort will be made to work with this third party. If this is not successful, a new provider of the same services will be found.

The Costs to Address Year 2000 Issues

     The estimated costs associated with Year 2000 readiness, are approximately $28 million, including $11 million of incremental costs. Total costs incurred as of September 30, 1998, were $6 million, including $2 million of incremental costs. As Y2K impact assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

The Risks of the Company's Year 2000 Issues

     The most reasonably likely worst case Year 2000 scenario would be the inability of our third party suppliers, such as utility providers, telecommunication companies, and other critical suppliers, such as drilling equipment suppliers, platform suppliers and pipeline carriers, to continue providing their products and services. This could pose the greatest material operational, safety, environmental and/or financial risk to the company.

     In addition, we are concerned with the lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes. Without quality information from suppliers, specifically on embedded chip technology, some Year 2000 problems could go undetected until after January 1, 2000.

Contingency Planning

     Representatives of the Marathon Group have participated with a work group of the API Year 2000 Task force to develop a contingency plan format. This format includes a template and other guidelines to help develop a plan that will cover the Year 2000 areas of concern. These plans are to be completed and tested, when practical, by the end of the third quarter of 1999.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The foregoing Year 2000 discussion includes forward-looking statements of the Marathon Group's efforts and management's expectations relating to Year 2000 readiness. The Marathon Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review.

Accounting Standards
--------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which introduces a "management approach" for identifying reportable operating segments of an enterprise. USX will adopt the standard, effective with its 1998 annual financial statements.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". USX will adopt the standard, effective with its 1998 annual financial statements.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and Stockholders' Equity as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations of the Marathon Group. USX plans to adopt the standard effective January 1, 2000, as required.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                     ----------------------------------
Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of September 30, 1998 are provided in the following table: (a)

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price increase) (d)                     $10.0        $26.2
    Natural gas (price decrease) (d)                     2.8          1.2
    Refined products (price increase) (d)                4.7         15.6

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 1998. Marathon Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to September 30, 1998, would cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts for the Marathon Group varied throughout the third quarter of 1998, from a low of 6,250 contracts at August 26, to a high of 17,359 contracts at September 24, and averaged 9,790 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout the third quarter of 1998, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                     ----------------------------------
Interest Rate Risk
------------------
     As of September 30, 1998, the discussion of Marathon's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in the USX 1997 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     The Marathon Group is subject to the risk of price fluctuations related to firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 1998, USX had no forward currency contracts.

Equity Price Risk
-----------------
     As of September 30, 1998, the discussion of Marathon's equity price risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in the USX 1997 Form 10-K.

Safe Harbor
-----------
     The Marathon Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments, and projected changes in the size and composition of the Marathon Group's hedge portfolio. These forward-looking statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas, refined products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's hedging programs may differ materially from those discussed in the forward-looking statements.

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                             1998  1997(a)   1998   1997(a)
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS (b)
 Exploration & Production
   Domestic                                        $44     $87    $159     $376
   International                                    16      40      98      219
 Refining, Marketing & Transportation(c)           224     231     749      475
 Other Energy Related Businesses(d)                  6       8      23       39
 Administrative                                    (25)    (47)    (84)    (134)
                                                ------  ------  ------   ------
                                                  $265    $319    $945     $975
Int'l. Write-off & Domestic Contract Settlement      -       -     (76)       -
Gain on Ownership Chg. & Transition Charges-MAP      -       -     223        -
Inventory Market Val. Res. Adjustment.             (50)     41     (22)    (137)
                                                ------  ------  ------   ------
   Total Marathon Group                           $215    $360  $1,070     $838

CAPITAL EXPENDITURES (c)                          $285    $263    $835     $652
INVESTMENTS IN EQUITY AFFILIATES-NET                49      60      52      197

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (e):
 Domestic                                        137.2   113.8   133.7    113.9
 International (Liftings)                         72.0    47.2    59.2     50.7
                                                ------  ------  ------   ------
   Worldwide                                     209.2   161.0   192.9    164.6

Net Natural Gas Production (f):
 Domestic                                        728.8   698.2   733.4    716.8
 International - Equity                          408.6   340.3   413.3    425.6
 International - Other (g)                        20.8    35.3    23.7     33.0
                                               ------- ------- -------  -------
   Total Consolidated                           1158.2  1073.8  1170.4   1175.4
Equity Affiliate                                  23.2    33.4    34.0     42.5
                                               ------- ------- -------  -------
   Worldwide                                    1181.4  1107.2  1204.4   1217.9

Average Equity Sales Prices (h):
 Liquid Hydrocarbons (per Bbl)
   Domestic                                     $10.23  $15.94  $10.72   $17.10
   International                                 11.66   18.12   12.59    18.89
 Natural Gas (per Mcf)
   Domestic (j)                                  $1.68   $1.87   $1.82    $2.14
   International                                  1.90    1.87    2.04     2.01
Natural Gas Sales (f) (i):
 Domestic                                       1067.6  1074.1  1122.1   1147.2
 International                                   429.4   375.6   437.0    458.6
                                               ------- ------- -------  -------
   Total Consolidated                           1497.0  1449.7  1559.1   1605.8
 Equity Affiliate                                 23.2    33.4    34.0     42.5
                                               ------- ------- -------  -------
   Worldwide                                    1520.2  1483.1  1593.1   1648.3

Crude Oil Refined (e) (c)                        885.5   562.6   904.6    513.2
Refined Products Sold (e) (c)                   1228.6   793.3  1183.7    758.8
Matching buy/sell volumes included in refined
 products sold (e) (c)                            35.6    35.9    38.4     48.4
--------------

      (a) Certain 1997 amounts have been reclassified to conform to 1998 classifications
      (b) Income from operations for operating components includes operating income previously reported, plus dividend and affiliate income and other income.
      (c) In 1998, income from operations, capital expenditures, refined products sold, crude oil refined and matching buy/sell volumes include 100 percent of MAP and are not comparable to prior periods. For further discussion of MAP, see Note 6 to the Marathon Group Statement Of Operations.
      (d) Includes domestic natural gas and crude oil marketing and transportation, and power generation
      (e)  Thousands of barrels per day
      (f)  Millions of cubic feet per day
      (g)  Represents gas acquired for injection and subsequent resale
      (h)  Prices exclude gains and losses from hedging activities
      (i)  Represents equity, royalty and resale volumes
      (j) The third quarter 1997 amount includes an unfavorable $.13 adjustment relating to a contract dispute.

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

The following unaudited pro forma data for the Marathon Group includes the pro forma results of operations of Tarragon for 1998 and 1997, and the Ashland RM&T net assets for 1997, giving effect to the acquisitions as if they had been consummated at the beginning of the years presented. The pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. See Note 6 to the Marathon Group Financial
Statements for additional information.

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1998    1997    1998     1997
--------------------------------------------------------------------------------
Marathon Group:
 Revenues                                       $5,679  $5,804 $16,816  $17,597
 Income from operations (a)                        258     461   1,084    1,276
 Net income (b)                                     42     183     365      410
 Net income per common share:
  Basic                                            .14     .63    1.26     1.42
  Diluted                                          .14     .63    1.25     1.41

      RM&T Operations (c) (d):
 Income from operations (a)                       $224    $358    $749     $729
 Thousands of barrels per day:
  Crude oil refined                              885.5   909.6   904.6    855.7
  Refined products sold                         1228.6  1220.7  1183.7   1170.8
  Matching buy/sell volumes include in refined
   products sold                                  35.6    49.7    38.4     68.9

      (a)  Excludes the inventory market valuation reserve adjustments.

      (b) Excluding the inventory market valuation reserve adjustment, pro forma net income would have been $61 million and $373 million for the 1998 third quarter and nine months, respectively and $159 million and $487 million for the 1997 third quarter and nine months, respectively.

      (c) Pro forma data is based on results of operations from RM&T assets contributed to MAP by Marathon and Ashland, purchase accounting effects and other pro forma adjustments and reclassifications.

      (d) Results for 1998 are actuals. There are no pro forma effects in 1998, since MAP commenced operations January 1, 1998.


   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1998    1997    1998     1997
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $1,483  $1,701  $4,842   $5,035
 Income from affiliates                              3      12      46       39
 Gain on disposal of assets                         11      21      39       28
 Other income (loss)                                 -       1      (1)       1
                                                ------  ------  ------  -------
   Total revenues                                1,497   1,735   4,926    5,103
                                                ------  ------  ------  -------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      1,312   1,433   4,203    4,275
 Selling, general and administrative expenses
  (credits)                                        (51)    (30)   (150)    (100)
 Depreciation, depletion and amortization           71      72     220      225
 Taxes other than income taxes                      60      63     169      182
                                                ------  ------  ------  -------
   Total costs and expenses                      1,392   1,538   4,442    4,582
                                                ------  ------  ------  -------
INCOME FROM OPERATIONS                             105     197     484      521
Net interest and other financial costs              10      22      60       70
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                          95     175     424      451
Provision for estimated income taxes                30      59     136      151
                                                ------  ------  ------   ------
NET INCOME                                          65     116     288      300

Noncash credit from exchange of preferred stock      -       -       -       10
Dividends on preferred stock                        (2)     (2)     (7)     (10)
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK               $63    $114    $281     $300
                                                ======  ======  ======   ======

STEEL STOCK DATA:
 Net income per share
   - Basic                                        $.72   $1.32   $3.22    $3.50
   - Diluted                                       .71    1.25    3.11     3.24

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Basic                                      88,099  85,770  87,223   85,463
   - Diluted                                    92,359  93,952  94,717   94,176


Selected notes to financial statements appear on pages 58-61.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $23           $18
  Receivables, less allowance for doubtful
   accounts of $6 and $13                                441           588
  Inventories                                            776           705
  Deferred income tax benefits                           214           220
  Other current assets                                     1             -
                                                      ------        ------
     Total current assets                              1,455         1,531

Investments and long-term receivables,
 less reserves of $12 and $15                            763           670
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $5,893 and $5,799                                     2,489         2,496
Prepaid pensions                                       2,126         1,957
Other noncurrent assets                                   33            40
                                                      ------        ------
     Total assets                                     $6,866        $6,694
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $21           $13
  Accounts payable                                       618           687
  Payroll and benefits payable                           333           379
  Accrued taxes                                          171           190
  Accrued interest                                         7            11
  Long-term debt due within one year                      11            54
                                                      ------        ------
     Total current liabilities                         1,161         1,334

Long-term debt, less unamortized discount                501           456
Employee benefits                                      2,329         2,338
Deferred credits and other liabilities                   582           536

Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

STOCKHOLDERS' EQUITY
Preferred stock                                            3             3
Common stockholders' equity                            2,042         1,779
                                                      ------        ------
     Total stockholders' equity                        2,045         1,782
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,866        $6,694
                                                      ======        ======

Selected notes to financial statements appear on pages 58-61.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1998         1997
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $288          $300
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization               220           225
  Pensions                                              (171)         (184)
  Postretirement benefits other than pensions             (4)            3
  Deferred income taxes                                  109            37
  Gain on disposal of assets                             (39)          (28)
  Changes in:
     Current receivables                                 148            47
     Inventories                                         (71)          (66)
     Current accounts payable and accrued expenses      (132)           70
  All other - net                                        (55)          (51)
                                                      ------        ------
     Net cash provided from operating activities         293           353
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (228)         (176)
Disposal of assets                                        17           390
Investments in equity affiliates - net                   (66)          (20)
Deposits of restricted cash - net                        (16)            -
All other - net                                           13             9
                                                      ------        ------
     Net cash provided from (used in)
      investing activities                              (280)          203
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in U. S. Steel Group's portion of USX
 consolidated debt                                        21          (513)
Specifically attributed debt repayments                   (3)           (6)
Steel Stock issued                                        55            29
Preferred stock repurchased                               (8)            -
Dividends paid                                           (73)          (72)
                                                      ------        ------
     Net cash used in financing activities                (8)         (562)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       5            (6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            18            23
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $23           $17
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(61)         $(82)
  Income taxes paid, including settlements
   with other groups                                     (32)          (88)


Selected notes to financial statements appear on pages 58-61.

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

     2. Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No.
     130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. The U. S. Steel Group's total comprehensive income for the third quarter and nine months of 1998 was $64 million and $285 million, respectively. Total comprehensive income for the same 1997 periods was $116 million and $299 million, respectively.

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

          The nine months 1998 provision for estimated income taxes was decreased by a $9 million foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

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

     5. Income from operations includes net periodic pension credits of $153 million and $114 million in the first nine months of 1998 and 1997, respectively, ($51 million and $40 million in the third quarter of 1998 and 1997, respectively). These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

     6. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                   -------------------------
                                                   September 30 December 31
                                                       1998         1997
                                                   -----------  -----------
    Raw materials                                       $187         $130
    Semi-finished products                               312          331
    Finished products                                    221          187
    Supplies and sundry items                             56           57
                                                        ----          ----
      Total                                             $776         $705
                                                        ====          ====

     7. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At September 30, 1998, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     7.   (Continued)

     of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

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

          The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1998, and December 31, 1997, accrued liabilities for remediation totaled $98 million and $106 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1998 and for the years 1997 and 1996, such capital expenditures totaled $38 million, $43 million and $90 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          Guarantees by USX of the liabilities of affiliated entities of the U.
     S. Steel Group totaled $72 million at September 30, 1998. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of September 30, 1998, the largest guarantee for a single affiliate was $44 million.

          The U. S. Steel Group's contract commitments to acquire property, plant and equipment at September 30, 1998, totaled $238 million compared with $156 million at December 31, 1997.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is primarily engaged in the production and sale of steel mill products, coke and taconite pellets. The
U. S. Steel Group also includes the management of mineral resources, domestic coal mining and engineering and consulting services (together with U. S. Steel, the "Steel & Related Businesses"). Steel & Related - Equity Affiliates includes Transtar Inc. and joint ventures such as USS/Kobe Steel Company ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO") and PRO-TEC Coating Company ("PRO-TEC"). Other businesses that are part of the U. S. Steel Group include real estate development and management, and leasing and financing activities. Management's Discussion and Analysis should be read in conjunction with the third quarter and first nine months of 1998 USX consolidated financial information and the U. S. Steel Group Financial Statements and selected notes. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 75.

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

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 1998 and 1997 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998    1997     1998     1997
                                                ------  ------  ------   ------
Steel & Related Businesses                      $1,477  $1,702  $4,818   $5,009
Steel & Related - Equity Affiliates                  -       8      29       29
                                                 -----   -----   -----    -----
 Subtotal - Steel & Related                      1,477   1,710   4,847    5,038
Administrative & Other Businesses                   20      25      79       65
                                                 -----   -----   -----    -----
 Total Revenues (a)                             $1,497  $1,735  $4,926   $5,103
                                                ======  ======  ======   ======
------

      (a) Amounts for the third quarter and first nine months of 1997 were reclassified to conform to 1998 classifications.

     Total revenues decreased $238 million and $177 million in the third quarter and first nine months of 1998, respectively, compared with the same periods in 1997. The decrease in revenues resulted from lower shipment levels and lower average steel product prices. An unprecedented surge in imports, weak tubular markets, and the effects of the General Motors strike negatively affected shipment levels, steel product prices and operating levels in the third quarter.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations (IFO) and certain items included in income from operations for the third quarter and first nine months of 1998 and 1997 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Total income from operations (a)                  $105    $197    $484     $521
Less: certain favorable (unfavorable) items for
 Insurance litigation settlement No. 8 blast
  furnace (net of related charges and reserves)(b)   -       -      30        -
 Insurance settlement related to the 1996
  hearth breakout at the Gary Works No. 13
   blast furnace                                     -      25       -       40
 Effect of adoption of SOP 96-1 (c)                  -       -       -      (20)
 Other environmental accrual adjustments - net       -       -       -       11
                                                 -----   -----   -----    -----
 Subtotal                                            -      25      30       31
                                                 -----   -----   -----    -----
 IFO adjusted to exclude above items              $105    $172    $454     $490
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

     Adjusted income from operations for the U. S. Steel Group decreased $67 million and $36 million, respectively, in the third quarter and first nine months of 1998 compared with the same periods in 1997. The decreases were primarily due to lower results from Steel and Related Businesses, partially offset by higher results from Administrative and Other Businesses.

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Steel & Related Businesses                         $32    $140    $235     $354
Steel & Related - Equity Affiliates                  -       8      29       29
                                                 -----   -----   -----    -----
 Subtotal - Steel & Related                         32     148     264      383
Administrative & Other Businesses                   73      49     220      138
                                                 -----   -----   -----    -----
 Total income from operations                     $105    $197    $484     $521
                                                 =====   =====   =====    =====

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for Steel & Related Businesses decreased $108 million in the third quarter of 1998 compared with the third quarter of 1997. Results in the third quarter 1997 included a favorable $25 million in final settlement payments related to the 1996 hearth breakout at the Gary Works No. 13 blast furnace. Excluding the settlement, income from operations for the third quarter 1998 decreased $83 million from the same period in 1997. The decrease was primarily due to lower shipment levels, lower average steel product prices, and less efficient operating levels. An unprecedented surge in imports, weak tubular markets, and the effects of the General Motors strike negatively affected shipment levels, steel product prices and operating levels in the third quarter.

     Income from operations for Steel & Related Businesses decreased $119 million in the first nine months of 1998 compared with the same period in 1997. Results in the first nine months of 1998 included a favorable $30 million (net of charges and reserves) insurance litigation settlement pertaining to the 1995 Gary (Ind.) Works No. 8 blast furnace explosion. Results in the first nine months of 1997 included $40 million in favorable insurance settlement payments related to a 1996 hearth breakout at Gary Works No. 13 blast furnace. Excluding these favorable items, income from operations for Steel & Related Businesses in the first nine months of 1998 decreased $109 million from the same period in 1997. The decrease was primarily due to lower average steel prices, lower steel shipments, and the cost effects of the planned reline at Gary Works No. 6 blast furnace and the 10 day outage at Gary Works No. 13 blast furnace following a tap hole failure.

     The surge in the level of steel imports, weak tubular markets and the General Motors strike contributed to lower average steel prices and reduced shipments in the third quarter and first nine months of 1998.

     Income from operations for Steel and Related - Equity Affiliates decreased $8 million in the third quarter of 1998, compared with the same period in 1997. The decrease was mainly due to lower income generated by USS-POSCO and PRO-TEC, partially offset by income from VSZ U. S. Steel s. r.o. (for additional information on VSZ U. S. Steel, see "Net cash used in investments in equity affiliates" on page 66). Equity affiliates, especially USS-POSCO and USS/Kobe, were also negatively impacted by the surge in imports and weak tubular markets.

     Administrative and Other Businesses includes the portion of pension credits, postretirement benefit costs and certain other expenses principally attributable to the former businesses of the U. S. Steel Group as well as USX corporate general and administrative costs allocated to the U. S. Steel Group. Income from operations for Administrative and Other Businesses increased $24 million and $82 million in the third quarter and first nine months of 1998, respectively, compared with the same periods in 1997. Income from operations for Administrative and Other Businesses for the first nine months of 1997 included net charges of $9 million related to environmental accruals and the adoption of SOP 96-1. Excluding these charges, income from operations for the first nine months of 1998 increased $73 million from the same period in 1997 primarily due to higher pension credits, higher equity income from RTI International Metals, Inc. (formerly RMI Titanium Company) ("RTI") primarily due to a one-time tax adjustment and higher income from USX Realty Development, partially offset by lower income from USX Credit.

     The pension credits referred to in Administrative and Other Businesses, combined with pension costs for ongoing operating units of the U. S. Steel Group, resulted in net pension credits (which are primarily noncash) of $153 million and $114 million in the first nine months of 1998 and 1997, respectively. To the extent that these credits decline in the future, income from operations would be adversely affected.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the third quarter and first nine months of 1998 and 1997 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1998   1997     1998     1997
                                                ------  ------  ------   ------
Interest and other financial income                 $-      $1      $4       $2
Interest and other financial costs                 (10)    (23)    (64)     (72)
                                                 -----   -----   -----    -----
   Net interest and other financial costs          (10)    (22)    (60)     (70)
Less:
 Favorable (unfavorable) adjustments to
    carrying value of indexed debt (a)              11       -       7        6
                                                 -----   -----   -----    -----
    Net interest and other financial costs
     adjusted to exclude above item               $(21)   $(22)   $(67)    $(76)
                                                 =====   =====   =====    =====
-----

      (a) In December 1996, USX issued $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000, ("indexed debt") indexed to the price of RTI common stock. At maturity, USX must exchange these notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. The carrying value of indexed debt is adjusted quarterly to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 27% interest in RTI continues to be accounted for under the equity method.

     Adjusted net interest and other financial costs decreased by $1 million and $9 million in the third quarter and first nine months of 1998, respectively, as compared with the same period in 1997, due primarily to lower average debt levels in the U. S. Steel Group.

     The provision for estimated income taxes in the first nine months of 1998 included a $9 million favorable foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

     Net income decreased $51 million and $12 million in the third quarter and first nine months of 1998, respectively, as compared with the same periods in 1997.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Operating Statistics
--------------------
     Third quarter 1998 steel shipments of 2.6 million tons and raw steel production of 2.7 million tons decreased 11% and 6%, respectively, from the same period in 1997. First nine months of 1998 steel shipments of 8.3 million tons and raw steel production of 8.8 million tons both decreased 4%, from the same period in 1997. Raw steel capability utilization in the third quarter and first nine months of 1998 averaged 84.6% and 91.6%, respectively, compared to 90.4% and 95.6% in the same period in 1997. Production and raw steel capability utilization in the third quarter and first nine months of 1998 were negatively impacted by a surge in imports and by the planned and unplanned blast furnace outages at Gary Works. As a result of current market conditions, U. S. Steel Group has curtailed its production operations by keeping the Gary Works No. 6 blast furnace out of service even though a scheduled reline was completed in Mid-August, cutting back raw steel production at Mon Valley Works and Fairfield Works, suspending one of Minntac's five taconite pellet production lines in Minnesota, and taking the Fairfield pipe mill down for several multiple-week periods.

Cash Flows
-----------
     Net cash provided from operating activities in the first nine months of 1998 was $293 million, compared with $353 million in the same period in 1997. The first nine months of 1998 included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works No. 8 blast furnace explosion. The first nine months of 1997 included payments of $49 million to fund the U. S. Steel Group's principal pension plan for the 1996 plan year and receipts of $40 million in insurance recoveries related to the Gary Works No. 13 blast furnace breakout. Excluding these items, net cash provided from operating activities decreased $107 million due primarily to unfavorable working capital changes.

     Capital expenditures in the first nine months of 1998 were $228 million, compared with $176 million in the same period in 1997. Contract commitments to acquire property, plant and equipment at September 30, 1998, totaled $238 million compared with $156 million at December 31, 1997.

     Cash from the disposal of assets in 1997 included proceeds of $361 million from U. S. Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works.

     Net cash used in investments in equity affiliates of $66 million mainly reflects funding for entry into a joint venture in Slovakia with VSZ a.s. ("VSZ"). In February 1998, the 50-50 joint venture, doing business as VSZ U. S. Steel, s. r.o., took over ownership and commenced operation of an existing tin mill facility at VSZ's Ocel plant in Kosice, with annual production capability of 140,000 metric tons. The joint venture plans to add 200,000 annual metric tons of new tin mill production capability in the next two years. Financing of the expansion may be subject to future economic and steel market developments and the level of partners' support that potential lenders may require.

     Financial obligations increased by $18 million in the first nine months of 1998. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

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

     USX has been notified that it is a potential responsible party ("PRP") at 27 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1998. In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 35 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

Outlook
-------
     Shipment volumes and average steel product prices in the fourth quarter for the U. S. Steel Group and its domestic joint ventures are expected to be lower than the fourth quarter of 1997 largely due to the continued surge in steel imports and weak tubular markets. Faced with weak economies and markets, foreign steelmakers are exporting their material to the United States at record levels during 1998. The level of imports in the third quarter 1998, may have caused domestic steel customers to build inventories, which could result in weakness in steel demand in the fourth quarter. Growing domestic production and finishing capability for flat-rolled products and high levels of imports could continue to have an adverse effect on the U. S. Steel Group's product prices and shipment levels. In addition, any weakness in the U.S. economy for capital goods and consumer durables could further reduce U. S. Steel Group's product prices and shipment levels.

     As a result of current market conditions and depressed order levels, U. S. Steel Group has curtailed its production operations by keeping the Gary Works No. 6 blast furnace out of service even though a scheduled reline was completed in Mid-August, cutting back raw steel production at Mon Valley Works and Fairfield Works, suspending one of Minntac's five taconite pellet production lines in Minnesota, and taking the Fairfield pipe mill down for several multiple-week periods. Also, U. S. Steel Group plans to curtail operations at Fairless Works by 70 percent by indefinitely idling selected sheet finishing facilities. Further curtailments may be required. Such curtailments will negatively impact unit manufacturing costs. In addition,
U. S. Steel Group has offered a Voluntary Early Retirement Program to approximately 550 non-union employees which is expected to result in a charge to net income in the fourth quarter 1998, currently estimated to be less than $10 million.

     Steel imports to the United States accounted for an estimated 28%, 24% and 23% of the domestic steel market in the first eight months of 1998, and for the years 1997 and 1996, respectively. During July and August of 1998, steel imports surged and accounted for 35% and 34%, respectively, of the domestic steel market. On September 30, 1998, U. S. Steel joined with 11 other producers and the United Steelworkers of America to file trade cases against Japan, Russia, and Brazil. Those filings contend that millions of tons of unfairly traded hot-rolled carbon sheet products have caused serious injury to the domestic steel industry through rapidly falling prices and lost business. Information is continuing to be evaluated and the filing of additional trade cases is anticipated.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Year 2000 Readiness Disclosure
------------------------------
     A multi-functional Year 2000 task force continues to execute a preparedness plan which addresses readiness requirements for business computer systems, technical infrastructure, end-user computing, third parties, manufacturing, environmental operations, systems products produced and sold, and dedicated R&D test facilities. The U. S. Steel Group is executing a Year 2000 readiness plan which includes:

 * prioritizing and focusing on those computerized and automated systems and processes critical to the operations in terms of material safety, operational, environmental, quality and financial risk to the company.

 * allocating and committing appropriate resources to fix the problem.

 * communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, on-site assessments and the inclusion of Year 2000 readiness language in purchase orders and contracts.

 * performing rigorous Year 2000 tests of critical systems.

 * participating in, and exchanging Year 2000 information with industry trade associations, such as the American Iron & Steel Institute, Association of Iron & Steel Engineers and the Steel Industry Systems Association.

 * engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 impact assessment and readiness effort.

State of Readiness

     The U. S. Steel Group's objective is to achieve 90% Year 2000 readiness for Information Technology (IT) and 80% for non-IT systems and processes by the end of 1998. Certain systems/processes are to be replaced and/or upgraded with third-party Year 2000 ready products and services. All systems and processes are targeted to be Year 2000 ready, including integration testing, by the end of the third quarter, 1999. This schedule may be impacted by the availability of information and services from third-party suppliers/vendors on the Year 2000 readiness of their products and services. Generally, the year 1999 will be primarily devoted to Year 2000 systems and integration testing, tracking of the readiness of third parties, developing contingency plans and verifying the state of Year 2000 readiness.

     The chart below provides the percent of completion for the inventory of systems and processes that may be affected by the year 2000 ("Y2K Inventory"), the analysis performed to determine the Year 2000 date impact of inventoried systems and processes ("Y2K Impact Assessment") and the year 2000 readiness of the U. S. Steel Group`s year 2000 inventory ("Y2K Readiness of Overall Inventory"). The percent of completion for Y2K Readiness of Overall Inventory includes all inventory items not date impacted, those items already Year 2000 ready and those

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities.

                                                   Percent Completed
                                                                  Y2K
                                                         Y2K   Readiness
                                                        Impact    of
                                                 Y2K   Assess-  Overall
End of Third Quarter 1998                     Inventory  ment  Inventory
                                                ------  ------  ------
Information Technology                            100%     95%     84%
Non-Information Technology                        100%     75%     70%

Third Parties

     The U. S. Steel Group continues to review its third party (including, but not limited to outside processors, process control systems and hardware suppliers, and transportation carriers)relationships to determine those critical to its operations. The majority of contacts have been made with critical third parties to determine if they will be able to provide their product and service to the U. S. Steel Group after the Year 2000. An aggressive follow-up process with those third parties not responding or returning an unacceptable response is underway. Communications with U. S. Steel Group third parties is an on-going process which includes mailings, telephone contacts and on-site visits. If it is determined that there is a significant risk with the third parties, an effort will be made to work with the third parties to resolve the issue, or a new provider of the same products or services will be investigated and secured. Through the end of the third quarter the U. S. Steel Group sent out approximately 700 inquiries and received over 450 responses.

The Costs to Address Year 2000 Issues

     The estimated costs associated with Year 2000 readiness, are approximately $25 million, including $10 million in incremental cost. Total costs incurred as of September 30, 1998, were $9 million, including $5 million of incremental costs. As Y2K Impact Assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

Year 2000 Risks to the Company

     The most reasonably likely worst case Year 2000 scenario would be the inability of our third party suppliers, such as utility providers, telecommunication companies, outside processors, and other critical suppliers, to continue providing their products and services. This could pose the greatest material safety, operational, environmental, quality and/or financial risk to the company.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     In addition, the lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes is a concern to the U. S. Steel Group. Without timely and quality information from suppliers, specifically on embedded chip technology, schedules for attaining readiness can be impacted and some Year 2000 problems could go undetected during the transition to the new century.

Contingency Planning

     Guidelines have been issued to all business units for creating contingency plans to address those critical facets of their operation that can cause a material safety, operational, environmental, or financial risk to the company. These plans are to be completed and tested, when practical, by the middle of 1999. Representatives of the U. S. Steel Group are participating with a Year 2000 subcommittee of the Association of Iron & Steel Engineers to develop a contingency plan format for process control systems. This format will include a contingency plan template and other guidelines to help entities develop a plan that will cover the associated Year 2000 areas of concern.

     This discussion includes forward-looking statements of the U. S. Steel Group's efforts and management's expectations relating to Year 2000 readiness. The Steel Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review.

Accounting Standard
-------------------
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which introduces a "management approach" for identifying reportable operating segments of an enterprise. USX will adopt the standard, effective with its 1998 annual financial statements.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". USX will adopt the standard effective with its 1998 annual financial statements.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and Stockholders' Equity as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations for the U. S. Steel Group. USX plans to adopt the standard effective January 1, 2000, as required.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of September 30, 1998 are provided in the following table: (a)

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
U. S. Steel Group
    Natural gas (price decrease) (b)                    $3.5         $8.8
    Zinc (price decrease) (b)                             .8          2.1
    Heating oil (price decrease) (b)                      .2           .4
    Nickel (price decrease) (b)                           .1           .2
    Tin (price decrease) (b)                              .1           .2

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 1998. U. S. Steel Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to September 30, 1998, would cause future pretax income effects to differ from those presented in the table.
      (b) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -------------------------------------

Interest Rate Risk
------------------
     As of September 30, 1998, the discussion of the U. S. Steel Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in the USX 1997 Form 10-K.

Equity Price Risk
-----------------
     USX is subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt"). At maturity, USX must exchange the notes for shares of RTI International Metals, Inc. (formerly RMI Titanium Company) ("RTI") common stock, or redeem the notes for the equivalent amount of cash. Each quarter, USX adjusts the carrying value of Indexed Debt to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. At September 30, 1998, a hypothetical 10% increase in the value of RTI common stock would have resulted in an $11 million unfavorable effect on pretax income. USX holds a 27% interest in RTI which is accounted for under the equity method. The unfavorable effects on income described above would generally be offset by changes in the market value of USX's investment in RTI. However, under the equity method of accounting, USX cannot recognize in income these changes in the market value until the investment is liquidated.

Safe Harbor
-----------
     The U. S. Steel Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments, and projected changes in the size and composition of the U. S. Steel Group's hedge portfolio. These forward-looking statements are based on certain assumptions with respect to market prices and industry supply of and demand for steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the U. S. Steel Group's hedging programs may differ materially from those discussed in the forward-looking statements.

                       U.S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------
                                 ($ in Millions)
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1998  1997(e)   1998   1997(e)
                                                ------  ------  ------   ------
REVENUES                                        $1,497  $1,735  $4,926   $5,103

INCOME FROM OPERATIONS

   Steel and Related Businesses (a)                $32    $140    $235     $354
   Steel and Related-Equity Affiliates               -       8      29       29
                                                  ----    ----    ----     ----

 Subtotal - Steel & Related                        $32    $148    $264     $383
   Administrative and Other (b)                     73      49     220      138
                                                  ----    ----    ----     ----

 Total U. S. Steel Group                          $105    $197    $484     $521

CAPITAL EXPENDITURES                               $92     $59    $228     $176

OPERATING STATISTICS (Steel & Related Businesses)

 Steel Shipments (c)                             2,554   2,861   8,344    8,670
 Raw Steel-Production (c)                        2,729   2,915   8,774    9,157
 Raw Steel-Capability Utilization (d)            84.6%   90.4%   91.6%    95.6%

------------

      (a) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; and engineering and consulting services.

      (b) Includes pension credits, other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group. Also includes results of real estate development and management, and leasing and financing activities and equity income from RTI International Metals, Inc. (formerly RMI Titanium Company).

      (c)  Thousands of net tons.

      (d) Based on annual raw steel production capability of 12.8 million tons.

      (e) Certain 1997 amounts have been reclassified to conform to 1998 classifications.

Part II - Other Information
----------------------------

     Item 1.  LEGAL PROCEEDINGS

          Marathon Group

          Federal Offshore Claim

          On July 18, 1997, the United States Court of Federal Claims (Case
          No. 92-331C) entered a final judgment in the amount of $78 million in favor of Marathon Oil Company and against the United States of America. The U.S. Government was effectively ordered to return lease bonuses that Marathon paid in 1981 for interests in five oil and gas leases offshore North Carolina. The lawsuit filed in May 1992 alleged, inter alia, that the federal government breached the leases through passage of legislation which disrupted the company's rights to explore, develop, and produce hydrocarbons from the leases. In October 1998, the U. S. Government' appeal to the U. S. Court of Appeals of the Federal Circuit was granted and the judgment was reversed. Marathon intends to file a motion for reconsideration.

          Reference is made to the Form 10-Q's for the first and second quarters of 1998 for updated information on the Aloha Stadium Litigation and the Posted Price Litigation.


Item 2.   CHANGES IN SECURITIES AND THE USE OF PROCEEDS

          On August 12, 1998, Marathon Oil Canada Limited, an indirect subsidiary of the registrant, issued 878,000 Exchangeable Shares in exchange for shares of Tarragon Oil and Gas Limited, an Ontario Corporation in connection with the acquisition of Tarragon by Marathon. The issuance of the shares was exempt from the registration provision of the Securities Act pursuant to Section 3(a)(10) of the Act. The Exchangeable Shares are exchangeable at any time on a one-for-one basis for shares of USX-Marathon Group Common Stock. The shares of Marathon Stock issuable upon exchange have been registered under the Securities Act (File No. 333-56867), prospectus supplement dated August 12, 1998).

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

                                                        (In millions)
                                               -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1998    1997    1998     1997
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $5,658  $3,935 $16,703  $11,803
Income from operations                             225     371   1,093      862
Net income                                          45     219     366      423

                                                         (In millions)
                                                    ------------------------
                                                   September 30 December 31
                                                       1998         1997
                                                   -----------  -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $5,309        $3,436
Noncurrent assets                                     11,206         8,413
                                                      ------        ------
Total assets                                         $16,515       $11,849
                                                      ======        ======

Liabilities and Stockholders' Equity:
Current liabilities                                   $2,971        $1,997
Noncurrent liabilities                                 9,150         7,569
Preferred stock of subsidiary                             19             -
Minority interest in consolidated subsidiary           1,726             -
Stockholders' equity                                   2,649         2,283
                                                      ------        ------
Total liabilities and stockholders' equity           $16,515       $11,849
                                                      ======        ======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

               3.1  USX Restated Certificate of
                    Incorporation dated
                    September 1, 1996........... Incorporated by reference to
                                                 Exhibit 3.1 to the USX Report
                                                 on Form 10-Q for the quarter
                                                 ended March 31, 1997.
               3.2 USX By-Laws, effective as of
                   July 30, 1996................ Incorporated by reference to
                                                 Exhibit 3(a) to the USX
                                                 Report on Form 10-Q for the
                                                 quarter ended June 30, 1996.
               4.1Amended and Restated Rights
               Agreement........................ Incorporated by reference to
                                                 USX's Form 8 Amendment to
                                                 Form 8-A filed on October 9,
                                                 1992 (File No. 1-5153).

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

November 6, 1998