Form 10-K
period 1998-12-31
USX CORP
filed 1999-03-08
CIK 101778

                                   FORM 10-K                            1998


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
     (Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                      OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    ------------------    ------------------

                         Commission file number 1-5153

                                USX CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                               25-0996816
     (State of Incorporation)            (I.R.S. Employer Identification No.)

                 600 Grant Street, Pittsburgh, PA  15219-4776
                   (Address of principal executive offices)
                            Tel. No. (412) 433-1121
         Securities registered pursuant to Section 12 (b) of the Act:*

                                  Title of Each Class

USX -- Marathon Group                                 6-3/4% Exchangeable Notes Due 2000
         Common Stock, par value $1.00                8-3/4% Cumulative Monthly Income Preferred Shares,
USX -- U. S. Steel Group                                      Series A (Liquidation Preference $25 per share)**
         Common Stock, par  value $1.00               6.75% Convertible Quarterly Income Preferred
6.50% Cumulative Convertible Preferred                        Securities (Initial Liquidation Amount $50 per
         (Liquidation Preference $50.00 per share)            Security)***
                                                      7% Guaranteed Notes Due 2002 of Marathon Oil Company****

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes    X     No
                                                 --------    ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of Common Stock held by non-affiliates as of January 31, 1999: $9.2 billion. The amount shown is based on the closing prices of the registrant's Common Stocks on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

There were 308,467,709 shares of USX-Marathon Group Common Stock and 88,336,439 shares of USX-U. S. Steel Group Common Stock outstanding as of January 31, 1999.

Documents Incorporated By Reference:
     Proxy Statement dated March 8, 1999 is incorporated in Part III. Proxy Statement dated March 9, 1998 is incorporated in Part IV.

--------------------
   * These securities are listed on the New York Stock Exchange. In addition, the Common Stocks are traded on The Chicago Stock Exchange and the Pacific Exchange.
  **  Issued by USX Capital LLC.
 ***  Issued by USX Capital Trust I
**** Obligations of Marathon Oil Company, USX Capital LLC and USX Capital Trust I, all wholly owned subsidiaries of the registrant, have been guaranteed by the registrant.

                                              INDEX
PART I
                 NOTE ON PRESENTATION...........................................     2

  Item 1.        BUSINESS
                      USX CORPORATION...........................................     3
                      MARATHON GROUP............................................     5
                      U. S. STEEL GROUP.........................................    27
  Item 2.        PROPERTIES.....................................................    37
  Item 3.        LEGAL PROCEEDINGS
                      MARATHON GROUP............................................    37
                      U. S. STEEL GROUP.........................................    40
  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    44

PART II
  Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.......................................    45
  Item 6.        SELECTED FINANCIAL DATA
                      USX CONSOLIDATED..........................................    47
                      MARATHON GROUP............................................    49
                      U. S. STEEL GROUP.........................................    50
  Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                      USX CONSOLIDATED..........................................  U-39
                      MARATHON GROUP............................................  M-25
                      U. S. STEEL GROUP.........................................  S-25
  Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      USX CONSOLIDATED..........................................  U-61
                      MARATHON GROUP............................................  M-37
                      U. S. STEEL GROUP.........................................  S-38
  Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      USX CONSOLIDATED..........................................   U-1
                      MARATHON GROUP............................................   M-1
                      U. S. STEEL GROUP.........................................   S-1
  Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.......................    51

PART III
  Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    52
  Item 11.       MANAGEMENT REMUNERATION........................................    53
  Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.................................................    53
  Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    53

PART IV
  Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K..................................................    54

SIGNATURES......................................................................    57

GLOSSARY OF CERTAIN DEFINED TERMS...............................................    58

SUPPLEMENTARY DATA

  SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY......................    59
  DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS..................................    60

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

     For consolidated financial reporting purposes, USX consists of the Marathon Group and the U. S. Steel Group. The attribution of assets, liabilities (including contingent liabilities) and stockholders' equity between the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of Marathon Stock and Steel Stock are holders of common stock of USX and continue to be subject to all of the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from either of the Groups that affect the overall cost of USX's capital could affect the results of operations and financial condition of both groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of USX common stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group and the U. S. Steel Group financial information.

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

     For a Glossary of Certain Defined Terms used in this document, see page 58.

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

Groups

     For consolidated reporting purposes, USX consists of the Marathon Group and the U. S. Steel Group. Effective October 31, 1997, USX sold Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group. See "Financial Statements and Supplementary Data - Notes to USX Consolidated Financial Statements - 5. Discontinued Operations" on page U-11. The businesses of the Marathon Group and the U. S. Steel Group, are as follows:

   . The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX, which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum LLC ("MAP"), owned 62 percent by Marathon; and other energy related businesses. Marathon Group revenues as a percentage of total USX consolidated revenues were 78% in 1998, 69% in 1997 and 71% in 1996.

   . The U. S. Steel Group includes U. S. Steel, which is engaged in the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially-owned companies, such as USS/Kobe Steel Company, USS-POSCO Industries, PRO-TEC Coating Company, Transtar, Inc., Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o. and RTI International Metals, Inc. U. S. Steel Group revenues as a percentage of total USX consolidated revenues were 22% in 1998, 31% in 1997 and 29% in 1996.

A three-year summary of financial highlights for the groups is provided below.


                                                    Income                Assets
                                                     from         Net       at        Capital
                               Revenues(a)(b)  Operations(b)(c)  Income  Year-End   Expenditures
                               --------------  ----------------  ------  ---------  ------------
     (Millions)
     Marathon Group
      1998                        $22,075            $  938        $310   $14,544         $1,270
      1997                         15,754               932         456    10,565          1,038
      1996                         16,394             1,296         664    10,151            751

     U. S. Steel Group
      1998                          6,283               579         364     6,693            310
      1997                          6,941               773         452     6,694            261
      1996                          6,670               483         273     6,580            337

      Adjustments for
      Discontinued
      Operations and
      Eliminations (d)
      1998                            (23)                -           -      (104)             -
      1997                           (107)                -          80        25             74
      1996                            (87)                -           6       249             80

      Total USX Corporation
      1998                        $28,335            $1,517        $674   $21,133         $1,580
      1997                         22,588             1,705         988    17,284          1,373
      1996                         22,977             1,779         943    16,980          1,168

-----------
(a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets, gain on affiliate stock offering and other income.
(b) Excludes amounts for the companies comprising the Delhi Group of USX (sold in 1997; see footnote (d) below), which have been reclassified as discontinued operations.
(c) Includes the following favorable (unfavorable) amounts: adjustments to the inventory market valuation reserve for the Marathon Group of $(267) million, $(284) million and $209 million in 1998, 1997 and 1996, respectively; and gain on ownership change in MAP of $245 million in 1998.
(d) Effective October 31, 1997, USX sold Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group.

     For additional financial information about the Groups, see "Financial Statements and Supplementary Data - Notes to USX Consolidated Financial Statements - 10. Group and Segment Information" on page U-13.

     The total number of active USX Headquarters employees not assigned to a specific group at year-end 1998 was 248.

     A narrative description of the primary businesses of the Marathon Group and the U. S. Steel Group is provided below.

MARATHON GROUP

     The Marathon Group is comprised of Marathon Oil Company and certain other subsidiaries of USX which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum LLC ("MAP"), owned 62% by Marathon Oil Company; and other energy related businesses.
Marathon Group revenues as a percentage of total USX consolidated revenues were 78% in 1998, 69% in 1997 and 71% in 1996.

     The following table summarizes Marathon Group revenues for each of the last three years:


Revenues (a)
(Millions)                                      1998     1997     1996
                                               -------  -------  -------
     Sales by product:
      Refined products.......................  $ 9,091  $ 7,012  $ 7,132
      Merchandise............................    1,873    1,045    1,000
      Liquid hydrocarbons....................    1,818      941    1,111
      Natural gas............................    1,144    1,331    1,194
      Transportation and other products......      271      167      180
     Gain on ownership change in MAP (b).....      245        -        -
     Other (c)...............................      104       86       97
                                               -------  -------  -------
     Subtotal................................   14,546   10,582   10,714
     Matching buy/sell transactions (d) (f)..    3,948    2,436    2,912
     Excise taxes (e) (f)....................    3,581    2,736    2,768
                                               -------  -------  -------
       Total revenues........................  $22,075  $15,754  $16,394
                                               =======  =======  =======

-----------
(a) Amounts in 1998 include 100% of Marathon Ashland Petroleum LLC ("MAP") and are not comparable to prior periods.
(b) See Note 5 to the Marathon Group Financial Statements for a discussion of the gain on ownership change in MAP.
(c) Includes dividend and affiliate income, net gains on disposal of assets and other income.
(d) Matching crude oil and refined products buy/sell transactions settled in cash.
(e)  Consumer excise taxes on petroleum products and merchandise.
(f) Included in both revenues and costs and expenses, resulting in no effect on income.

     For additional financial information about USX's operating segments, see "Financial Statements and Supplementary Data - Notes to USX Consolidated Financial Statements - 10, Group and Segment Information" on page U-13.

                               RECENT DEVELOPMENT

     MAP announced on March 1, 1999, that it signed a memorandum of understanding to sell Scurlock Permian LLC, its crude oil gathering business, to Plains All American Pipeline, L.P. Scurlock Permian LLC is actively engaged in purchasing, selling and trading crude oil, principally at Midland, Texas; Cushing, Oklahoma; and St. James, Louisiana, three of the major distribution points for U.S. crude oil, and at major trading and distribution hubs in western Canada.

Exploration and Production

Oil and Natural Gas Exploration and Development

     Marathon is currently conducting exploration and development activities in 13 countries. Principal exploration activities are in the United States, the United Kingdom, Canada, Denmark, Egypt, Gabon, Ireland, the

Netherlands and Tunisia. Principal development activities are in the United States, the United Kingdom, Canada, Egypt, Gabon and Russia. Marathon is also pursuing opportunities in Angola and other West Africa countries, South America, the Middle East and around the Black Sea.

     During 1998, exploration activities resulted in discoveries in the United States, the United Kingdom, Canada, Egypt, Gabon and the Netherlands.

     The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share as the context requires):


Net Productive and Dry Wells Completed (a)

                                          1998  1997  1996
                                          ----  ----  ----

United States
 Development (b)- Oil                       28    44    43
                - Gas                       58    76    73
                - Dry                        2     3     9
                                          ----  ----  ----
                Total                       88   123   125

 Exploratory    - Oil                        7     4     1
                - Gas                        5    13    18
                - Dry                        8    10    13
                                          ----  ----  ----
                Total                       20    27    32
                                          ----  ----  ----
                Total United States        108   150   157

International (c)
 Development (b)- Oil                        7     5     3
                - Gas                        7     1     1
                - Dry                        2     -     -
                                          ----  ----  ----
                Total                       16     6     4

 Exploratory    - Oil                        5     4     3
                - Gas                        4     -     -
                - Dry                       15     5     6
                                          ----  ----  ----
                Total                       24     9     9
                                          ----  ----  ----
                Total International         40    15    13
                                          ----  ----  ----

                Total Worldwide            148   165   170
                                          ====  ====  ====

-----------
(a) Includes the number of wells completed during the year regardless of the year in which drilling was initiated. A dry well is a well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion. A productive well is a well that is not a dry well.
(b)  Indicates wells drilled in the proved area of an oil or gas reservoir.
(c)  Includes Marathon's equity interest in CLAM.

United States

     In the United States during 1998, Marathon drilled 45 gross (32 net) wildcat and delineation ("exploratory") wells of which 26 gross (19 net) wells encountered hydrocarbons. Of these 26 wells, 5 gross (3 net) wells were temporarily suspended, and will be reported in the Net Productive and Dry Wells Completed table when completed. Principal domestic exploratory and development activities were in the U.S. Gulf of Mexico and the states of Texas, Oklahoma and New Mexico.

     Exploration expenditures during the three-year period ended December 31, 1998, totaled $521 million in the United States, of which $217 million was incurred in 1998. Development expenditures during the three-year period ended December 31, 1998, totaled $1,176 million in the United States, of which $431 million was incurred in 1998.

     The following is a summary of recent, significant exploration and development activity in the United States including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

     Gulf of Mexico - Marathon continues to consider the deepwater Gulf of Mexico ("Gulf") as a core area for domestic growth in oil and gas production and has committed significant resources to exploit its opportunities.

     Four of the five wells of the Troika subsea development project in the Green Canyon Block 244 field, located in the central Gulf were completed and tied back to a co-venturer's platform at year-end 1998. The fifth well is scheduled for completion and tie-back in late first quarter 1999. The Troika project, consisting of four blocks (Green Canyon Blocks 200, 201, 244 and 245), has recoverable reserves estimated at over 200 million gross barrels of oil equivalent ("BOE"). Marathon holds a 33.3% working interest in this development.

     Ewing Bank Block 963 ("Arnold") and 917 ("Oyster") developments were tied back subsea to the Marathon-operated Ewing Bank 873 platform during the second quarter of 1998. Recoverable reserves are estimated at 25 million gross BOE for Arnold and 10 million gross BOE for Oyster. Marathon owns a working interest of 62.5% in Arnold and 66.7% in Oyster.

     Progress continues on development of the Green Canyon Block 112/113 ("Stellaria/Angus") project in the central Gulf. After drilling the initial discovery well on Green Canyon Block 112 in mid-1997, Marathon confirmed the discovery with a successful delineation well on Green Canyon Block 113 later that year. A three-well development completed subsea and tied back to a co-venturer's platform is underway, with initial production targeted for mid-1999. Marathon has a 33.3% working interest in the Stellaria/Angus project.

     The Viosca Knoll Block 786 ("Petronius") development in the deepwater Gulf, was originally scheduled to begin production in the second quarter of 1999, but the project was delayed when the last platform topsides module being lifted during installation fell into the sea. The lost module will have to be replaced. Third party insurance is expected to cover costs associated with the module replacement and its installation on the platform. First production is now expected in the fourth quarter of 2000. The Petronius project is estimated to have recoverable reserves of 95 million gross BOE. Marathon holds a 50% working interest in this project.

     During 1998, Marathon participated in the Central and Western Gulf of Mexico lease sales. This effort added 26 blocks and 13 prospects to Marathon's growing deepwater leasehold inventory.

     To support an expanding inventory of deepwater prospects, Marathon, in 1998, acquired one-third interest in a five-year contract for the Noble Amos Runner, a drilling rig capable of drilling in water depths up to 6,000 feet. Marathon also signed a five-year contract, convertible to a three-year commitment, for the new build Sedco Cajun Express, capable of drilling in water up to 8,500 feet. These rigs become available in mid-1999 and mid-2000, respectively, and sustain an on-going deepwater exploration program.

     Texas - In east Texas, Marathon is actively involved in a development drilling program for gas reserves in the Austin Chalk area. Marathon has approximately 73,000 net acres under lease in this play. A 12-well development program, in which Marathon will have an average 87% working interest, is planned for 1999.

     Oklahoma - In 1998, Marathon had a discovery in the Granite Wash formation in western Oklahoma. Delineation wells and development are planned for 1999. Marathon has a 100% working interest in this discovery well.

     With respect to the 1997 Arbuckle discovery in the Carter Knox field, a confirmation well was completed in 1998. A sour gas facility was built to treat the Arbuckle gas and is currently processing about 20 million cubic feet per day ("mmcfd") from the discovery and confirmation wells. The plant is capable of treating 40 mmcfd and was designed for expansion as needed. Marathon has a 100% working interest in both wells and the gas treating facility. A third well was drilled to the Arbuckle formation but was not successful. However, this well was completed in alternate formations in early 1999. Marathon has a 75.3% working interest in this well.

     New Mexico - In 1998, Marathon drilled 31 successful wells in the Travis Canyon and Indian Basin fields of southeast New Mexico. Marathon has 3,000 net acres under lease in the Travis Canyon field and in 1999, plans to drill 3 development wells and 3 delineation wells in Travis Canyon and 13 development wells in Indian Basin. Marathon's working interest averages 75% and 85% in Travis Canyon and Indian Basin, respectively.

International

     Outside the United States during 1998, Marathon drilled 17 gross (9 net) exploratory wells in 6 countries. Of these 17 wells, 11 gross (5 net) wells encountered hydrocarbons, of which 6 gross (3 net) wells were temporarily suspended and will be reported in the Net Productive and Dry Wells Completed table when completed.

     Marathon's expenditures for international oil and natural gas exploration activities, including Marathon's 50% equity interest in CLAM Petroleum B.V. ("CLAM") and Marathon's 37.5% equity interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), during the three-year period ended December 31, 1998, totaled $285 million, of which $125 million was incurred in 1998. Marathon's international development expenditures, including CLAM and Sakhalin Energy, during the three-year period ended December 31, 1998, totaled $541 million, of which $256 million was incurred in 1998.

     The following is a summary of recent, significant exploration and development activity outside the United States, including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

     United Kingdom - Marathon is continuing its development of the Brae area in the U.K. North Sea where it is the operator and owns a 41.6% revenue interest in the South, Central and North Brae fields, a 38.5% revenue interest in the East Brae field and a 28.1% revenue interest in the West Brae/Sedgwick joint development project. Marathon has interests in 39 blocks in the U.K. North Sea and other offshore areas.

     With respect to the West Brae/Sedgwick joint development, the initial phase of development was completed in 1998 and is comprised of four production wells and a single water injection well. Another production well is planned for 1999 which will produce additional reserves proved in 1998 through delineation drilling in the northern portion of the field. Gross reserves for the joint project are estimated at approximately 55 million BOE. The successful development drilling program, combined with the delineation program, has extended the potential from this development.

     In June 1997, Marathon announced the Dalmore oil discovery in the U.K. North Sea on Block 16/6b. The well was drilled to a depth of 7,150 feet and encountered 107 feet of net oil pay. Marathon is the operator and holds a 62.5% working interest in the well. This discovery is located 12 miles west of the Brae A platform. A delineation well was drilled in October 1997, approximately one-half mile southwest of the discovery, but was unsuccessful. During 1998, additional acreage was obtained in this trend when two blocks were awarded to the west and northwest of Dalmore. In 1999, a second well is expected to be drilled to further delineate the discovery.

     Canada - On August 11, 1998, Marathon acquired Tarragon Oil and Gas Limited ("Tarragon"), a Canadian oil and gas exploration and production company, which was subsequently renamed Marathon Canada Limited ("MCL"). This acquisition added approximately 290 million net BOE, or in excess of a 20% increase, to Marathon's year-end proved reserves. In addition, approximately two million net acres of acquired undeveloped leasehold provides Marathon significant growth opportunities in one of North America's most attractive gas basins. MCL's 1999 capital spending plans on exploration and development activities reflect an aggressive full-year program with significant drilling to exploit these new assets.

     Egypt - In June 1998, Marathon announced a gas discovery on the onshore El Manzala concession. The Abu Monkar No. 1 well flowed at a maximum rate of 21.6 mmcfd. The well has been suspended pending further appraisal work. In October and November 1998, a seismic program was completed to define additional locations for possible future drilling. In 1999, technical and economic evaluations are expected to be completed. Marathon is the operator and holds a 60% working interest in this concession.

     Gabon - In January 1998, oil production commenced from the Tchatamba Marin field in the Kowe Permit, located 18 miles offshore Gabon. Field reserves are estimated to be approximately 30 million gross BOE. Marathon is the operator of this field. Its working interest was proportionately reduced from 75% to 56.25% in early 1998 after the Gabonese government exercised its right to obtain a 25% interest in the field.

     The Tchatamba West discovery was drilled in early 1998, 4.5 miles northwest of the Tchatamba Marin production facilities. This field has possible reserves of seven million gross BOE, and is being evaluated as a one-well development tied back to the Tchatamba Marin facility. The 1997 Tchatamba South discovery, which tested at 8,165 barrels of oil per day, is being developed with a minimum concept platform and will be tied back to the Tchatamba Marin facility. The Tchatamba South field was delineated during 1998, with the Tchatamba South Nos. 3 and 4 wells. The No. 3 well was successful and will be utilized along with the No. 1 well in the field development. The No. 4 well was unsuccessful and was abandoned. The Tchatamba South field has estimated reserves of approximately 30 million gross BOE and is expected to be producing in the third quarter of 1999.

     In June 1998, Marathon and its partner announced an oil discovery on the East Orovinyare prospect, four miles offshore Gabon. The East Orovinyare No. 1 wildcat well was drilled in the Kowe Permit in 65 feet of water and encountered an oil column in excess of 400 feet. The first appraisal well, East Orovinyare No. 2, was drilled and tested a combined daily flow rate of 2,460 barrels of 35-degree API gravity of oil. In 1999, Marathon plans to evaluate the reservoir to formulate a field-wide development plan.

     Marathon is the operator of the Tchatamba West, Tchatamba South and East Orovinyare fields with a 75% working interest in these fields. Under the terms of the Kowe Permit, the Gabonese government has the right to obtain a maximum 25% working interest in any development, which would proportionately reduce Marathon's interest.

     The Akoumba Marin Permit lies in 2,000 to 6,000 feet of water. Marathon holds a 100% working interest in this concession. The initial exploratory well was drilled in early 1999 and did not encounter hydrocarbons. Further evaluation of remaining prospects is underway to determine if additional drilling opportunities are warranted. Under the terms of the Akoumba Marin Permit, the Gabonese government has the right to obtain a maximum 10% working interest in any development, which would reduce Marathon's interest.

     In 1998, Marathon expanded its opportunities in Gabon by acquiring an interest in the Inguessi Permit, which is adjacent to the Kowe Permit. Marathon acquired over 300 square kilometers of three-dimensional ("3-D") seismic data as part of an expenditure commitment to earn a 50% working interest in this concession. Under the terms of the Inguessi Permit, the Gabonese government has the right to obtain a maximum 10% working interest in any development, which would proportionately reduce Marathon's interest.

     Ireland - During 1997, Marathon drilled an exploratory well in the Porcupine Basin off the west coast of Ireland. Although hydrocarbons were encountered, the well was plugged and abandoned. In 1998, Marathon's working interest in the Porcupine Basin increased from 33.3% to 50% due to a co-venturer's relinquishment of its interest. Marathon continues to evaluate future prospects, however, no drilling activities are presently planned for 1999. Marathon is the operator of this license.

     Marathon continues to evaluate development options for the Southwest Kinsale reservoir. This reservoir is located on the west side of the Kinsale Head field in the Celtic Sea and is estimated to contain approximately 36 billion cubic feet ("bcf") of recoverable gas. A subsea development is planned, with first production expected in fourth quarter 1999. Marathon holds a 100% working interest in this area.

     Tunisia - Marathon's 60% working interest in the 470,000-acre South Jenein Permit in southern Tunisia was formally ratified by the government in 1996. In 1998, Marathon acquired 523 kilometers of two-dimensional seismic data and drilled an exploratory well (Jenein-1). This well encountered hydrocarbons and was suspended pending further evaluation. Jenein-1 was the first of a two-well exploration commitment for the permit.

     Netherlands - In 1998, Marathon, through its 50% equity interest in CLAM, drilled three gross exploratory wells and six gross development wells in the Netherlands North Sea. A new CLAM discovery was made in 1998, the first outside the joint development area. This discovery is expected to be evaluated with a delineation well planned in 1999. A total of five development wells and two exploratory wells are presently planned for 1999. Also, in 1998, CLAM was awarded two blocks in the Danish sector of the North Sea. A 3-D seismic program is presently planned for 1999.

     Independent from its interest in CLAM, in January 1999, Marathon was awarded the A-15 block in the Netherlands North Sea. Marathon holds a 40% working interest in this block, which is operated by a co-venturer.

     Denmark - In June 1998, Marathon acquired one block in Denmark, a new operating country for Marathon. The geologic and field development knowledge obtained from the Brae/Sedgwick area of the United Kingdom led to the identification of the areas awarded to Marathon and its partners. Further evaluations, including a 3-D seismic program are scheduled in 1999.

     Russia - Marathon holds a 37.5% interest in Sakhalin Energy, an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the Piltun-Astokhskoye ("P-A") oil field and the Lunskoye gas-condensate field, which are located 8-12 miles offshore Sakhalin Island in the Russian Far East Region. The Russian State Reserves Committee has approved estimated combined reserves for the P-A and Lunskoye fields of one billion gross barrels of liquid hydrocarbons and 14 trillion cubic feet of natural gas.

     In 1997, a Development Plan for the P-A license area, Phase I: Astokh Feature was approved. Offshore drilling and production facilities for the Astokh Feature were set in place on September 1, 1998. Drilling of development wells commenced in December of 1998. First production from the Astokh Feature is scheduled for mid-1999, with sales forecast to average 45,000 gross barrels per day ("bpd") of oil annually as early as 2000. This rate is based on six months of offshore loading operations during the ice-free weather window at an estimated daily rate of 90,000 gross barrels. Marathon's equity share of reserves from primary production in the Astokh Feature is 80 million barrels of oil.

     The approved Development Plan also provides for further appraisal work for the remainder of the P-A field. An appraisal well was drilled during the summer weather window in 1998 and the results are being evaluated. Conceptual design work for further development of the P-A field, including pressure maintenance for the Astokh Feature, continues. With respect to the Lunskoye field, appraisal work and efforts to secure long term gas sales markets continue. Commencement of gas production from the Lunskoye field, which will be contingent upon the conclusion of a gas sales contract, is anticipated to occur in 2005 or later.

     Late in 1997, the Sakhalin Energy consortium arranged a limited recourse project financing facility of $348 million. Sakhalin Energy borrowed the full amount of this facility in 1998 to fund Phase I expenditures and to repay amounts previously advanced to Sakhalin Energy by its shareholders.

     In the area of significant Russian legislation, the Russian Parliament passed a Production Sharing Agreement ("PSA") Amendments Law and a PSA Enabling Law, which brings other Russian legislation into conformance with the PSA Law. These laws were signed by President Yeltsin and enacted in 1999.

     At December 31, 1998, Marathon's investment in the Sakhalin II project was $275 million.

     The above discussions include forward-looking statements concerning various projects, drilling plans, expected production and sales levels, reserves and dates of initial production, which are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, reserve replacement rates, drilling rig availability and other geological, operating and economic considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations and tax regulations, which could adversely affect the economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

Reserves

     At December 31, 1998, the Marathon Group's net proved liquid hydrocarbon and natural gas reserves, including equity affiliate interests, totaled approximately 1.6 billion barrels on a BOE basis, of which 57% were located in the United States. (Natural gas reserves are converted to barrels of oil equivalent using a conversion factor of six thousand cubic feet ("mcf") of natural gas to one barrel of oil.) On a BOE basis, Marathon replaced 242% of its 1998 worldwide oil and gas production. Including dispositions, Marathon replaced 235% of worldwide oil and gas production. Additions during 1998 were primarily attributable to acquired reserves in Canada.

     The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

Estimated Quantities of Net Proved Oil and Gas Reserves at December 31

                                     Developed        Developed & Undeveloped
                              ----------------------  -----------------------
                               1998    1997    1996    1998     1997    1996
                              ------  ------  ------  -------  ------  ------
(Millions of Barrels)
Liquid Hydrocarbons
  United States.............    489     486     443       568     609     589
  Europe....................    119     161     163       122     161     177
  Other International (c)...     67      12      11       194      26      26
                              -----   -----   -----     -----   -----   -----
     Total Consolidated.....    675     659     617       884     796     792
  Equity affiliates (a).....      -       -       -        80      82       -
                              -----   -----   -----     -----   -----   -----
WORLDWIDE...................    675     659     617       964     878     792
                              =====   =====   =====     =====   =====   =====
Developed reserves as % of
  total net reserves........   70.0%   75.1%   77.9%

(Billions of Cubic Feet)
Natural Gas
  United States.............  1,678   1,702   1,720     2,151   2,220   2,239
  Europe....................    909   1,024   1,133       966   1,048   1,178
  Other International (c)...    534      19      16       830      23      21
                              -----   -----   -----     -----   -----   -----
     Total Consolidated.....  3,121   2,745   2,869     3,947   3,291   3,438
  Equity affiliate (b)......     76      78     100       110     111     132
                              -----   -----   -----     -----   -----   -----
WORLDWIDE...................  3,197   2,823   2,969     4,057   3,402   3,570
                              =====   =====   =====     =====   =====   =====
Developed reserves as % of
  total net reserves........   78.8%   83.0%   83.2%

(Millions of Barrels)
Total BOEs
  United States.............    769     770     729       927     979     962
  Europe....................    270     332     352       282     336     373
  Other International (c)...    156      15      14       332      30      30
                              -----   -----   -----     -----   -----   -----
     Total Consolidated.....  1,195   1,117   1,095     1,541   1,345   1,365
  Equity affiliates (a).....     13      13      17        98     100      22
                              -----   -----   -----     -----   -----   -----
WORLDWIDE...................  1,208   1,130   1,112     1,638   1,445   1,387
                              =====   =====   =====     =====   =====   =====
Developed reserves as % of
  total net reserves........   73.7%   78.2%   80.2%

-----------
(a)  Represents Marathon's equity interests in CLAM and Sakhalin Energy.
(b)  Represents Marathon's equity interests in CLAM.
(c)  Includes Canada for 1998.


     The above estimates, which are forward-looking statements, are based upon a number of assumptions, including (among others) prices, presently known physical data concerning size and character of the reservoirs, economic recoverability, production experience and other operating considerations. To the extent these assumptions prove inaccurate, actual recoveries could be materially different than current estimates.

     For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves" on page U-32. Reports have been filed with the U.S. Department of Energy ("DOE") for the years 1997 and 1996 disclosing the year-end estimated oil and gas reserves. A similar report will be filed for 1998. The year-end estimates reported to the DOE are the same as the estimates reported in the USX Consolidated Supplementary Data.

Oil and Gas Acreage

     The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage held as of December 31, 1998:

Gross and Net Acreage
                                            Developed &
                              Developed     Undeveloped    Undeveloped
                             ------------  -------------  -------------
                             Gross   Net   Gross    Net   Gross    Net
                             -----  -----  ------  -----  ------  -----
  (Thousands of Acres)
  United States............  2,279    950   3,199  1,838   5,478  2,788
  Europe...................    340    283   2,145  1,048   2,485  1,331
  Other International (b)..  1,408    842   8,708  4,745  10,116  5,587
                             -----  -----  ------  -----  ------  -----
   Total Consolidated......  4,027  2,075  14,052  7,631  18,079  9,706
  Equity affiliates (a)....    350     36     705    178   1,055    214
                             -----  -----  ------  -----  ------  -----
   WORLDWIDE...............  4,377  2,111  14,757  7,809  19,134  9,920
                             =====  =====  ======  =====  ======  =====

-----------
(a)  Represents Marathon's equity interests in CLAM and Sakhalin Energy.
(b)  Includes Canada.

Oil and Natural Gas Production

     The following tables set forth daily average net production of liquid hydrocarbons and natural gas for each of the last three years:


Net Liquid Hydrocarbons Production (a)
(Thousands of Barrels per Day)             1998   1997   1996
                                          -----  -----  -----
United States (b).......................    135    115    122
Europe (c)..............................     42     41     51
Other International (c) (g).............     19      8      8
                                          -----  -----  -----
WORLDWIDE...............................    196    164    181
                                          =====  =====  =====

Net Natural Gas Production (d)
(Millions of Cubic Feet per Day)
United States (b).......................    744    722    676
Europe (e)..............................    360    412    486
Other International (g).................     81     11     13
                                          -----  -----  -----
  Total Consolidated....................  1,185  1,145  1,175
Equity affiliate (f)....................     33     42     45
                                          -----  -----  -----
WORLDWIDE...............................  1,218  1,187  1,220
                                          =====  =====  =====

-----------
(a)  Includes crude oil, condensate and natural gas liquids.
(b) Amounts reflect production from leasehold and plant ownership, after royalties and interests of others.
(c) Except for Canada and Gabon, amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties, if any. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(d) Amounts reflect sales of equity production, only. It excludes volumes purchased from third parties for resale of 23 mmcfd in 1998 and 32 mmcfd in 1997 and 1996.
(e)  Amounts reflect production before royalties.
(f)  Represents Marathon's equity interest in CLAM.
(g)  Includes Canada for 1998.

     At year-end 1998, Marathon was producing crude oil and/or natural gas in eight countries, including the United States. Marathon's worldwide liquid hydrocarbon production increased 32,000 bpd, or approximately 20%, from 1997, mainly reflecting new production in the Gulf of Mexico, acquired production in Canada and new operations in Gabon. Marathon's 1999 worldwide liquid hydrocarbon production is expected to increase 17% from 1998, to average approximately 230,000 bpd. Most of the increase is anticipated in the second half of the year. This primarily reflects projected new production from the Phase I development of the P-A field in Russia, start-up of the Tchatamba South field in the third quarter of 1999 and a full year of production by Marathon Canada Limited, partially offset by natural production declines of mature fields. In 2000, worldwide liquid hydrocarbon production is expected to remain consistent with 1999 levels and is expected to increase by approximately 10 to 15% over 2000 productions levels in 2001.

     Marathon's 1998 worldwide sales of equity natural gas production, including Marathon's share of CLAM's production, increased about 3% from 1997, reflecting acquired production in Canada and increased production from properties in East Texas, partially offset by natural declines in international fields (primarily in Ireland and Norway). In addition to sales of 474 net mmcfd of international equity natural gas production, Marathon sold 23 net mmcfd of natural gas acquired for injection and resale during 1998. In 1999, Marathon's worldwide natural gas volumes are expected to increase 11% over 1998 levels, to average approximately 1.38 bcfd. This primarily reflects increases in North American gas production, offset by natural declines in mature international fields, primarily in Ireland and Norway. In 2000, worldwide natural gas volumes are expected to remain consistent with 1999 levels and are expected to increase by approximately 4% over 2000 levels in 2001.

     The above projections of 1999, 2000 and 2001 liquid hydrocarbon production and natural gas volumes are forward-looking statements. They are based on known discoveries and do not include any additions from potential or future acquisitions or future wildcat drilling. They are also based on certain assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, reserve replacement rates and other geological, operating and economical considerations. If these assumptions prove to be incorrect, actual results could be materially different than present expectations.

United States

     Approximately 69% of Marathon's 1998 worldwide liquid hydrocarbon production and equity liftings and 61% of worldwide natural gas production (including CLAM volumes) were from domestic operations. The principal domestic producing areas are located in Texas, the U.S. Gulf of Mexico, Wyoming, New Mexico and Oklahoma. Marathon's ongoing domestic growth strategy is to apply its technical expertise in fields with undeveloped potential, to dispose of interests in non-core properties with limited upside potential and high production costs, and to acquire significant working interests in properties with high development potential.

     Marathon continues to apply enhanced recovery and reservoir management programs and cost containment efforts to maximize liquid hydrocarbon recovery and profitability in mature fields such as the Yates field in Texas and the Oregon Basin field in Wyoming. Enhanced recovery efforts for the Yates field include an ongoing evaluation of thermal recovery techniques.

     Texas - Onshore production for 1998 averaged 33,900 net bpd of liquid hydrocarbons and 186 net mmcfd of natural gas, representing 25% of Marathon's total U.S. liquid hydrocarbon and natural gas production, respectively. Liquids production volumes decreased by 3,600 net bpd from 1997 levels, while gas volumes increased by 25 net mmcfd from 1997 levels. The liquid volume decrease was mainly due to natural production declines and the gas volume increase was a result of successful development programs in east Texas.

     Within Texas, Marathon owns a 49.8% working interest in, and is the operator of, the Yates Field Unit, one of the largest fields in the United States on the basis of reserves. Marathon's 23,200 net bpd of 1998 liquid hydrocarbon production from the Yates field and gas plant accounted for 17% of Marathon's total U.S. liquids production. Activation of a thermal pilot project began in December 1998 with the completion of a steam generation facility.

     Gulf of Mexico - During 1998, Marathon's Gulf production averaged 54,700 net bpd of liquid hydrocarbons and 84 net mmcfd of natural gas, representing 41% and 11% of Marathon's total U.S. liquid hydrocarbon and natural gas production, respectively. Liquid hydrocarbon production increased by 26,200 net bpd and natural gas production increased by 7 net mmcfd from the prior year, mainly due to new production from Troika, Arnold and Oyster, offset by declines from mature fields. At year-end 1998, Marathon held working interests in 14 fields and 31 platforms, 20 of which Marathon operates.

     Ewing Bank 873 is an important part of Marathon's deepwater infrastructure, where Marathon is the operator and holds a 66.7% working interest. Production averaged 32,100 net bpd and 24 net mmcfd in 1998, compared with 19,000 net bpd and 12 net mmcfd in 1997, primarily due to new production from Arnold and Oyster.

     Wyoming - Liquid hydrocarbon production for 1998 averaged 23,700 net bpd, representing 18% of Marathon's total U.S. liquid hydrocarbon production, down from 24,700 net bpd in 1997. The decrease in 1998 from 1997 was primarily due to capital restraints and natural production declines. Gas production averaged 61 net mmcfd in 1998, compared to 54 net mmcfd in 1997, with the increase due mainly to developments in southwest Wyoming.

     New Mexico - Production in New Mexico, primarily from the Indian Basin and Travis Canyon fields, averaged 12,500 net bpd and 109 net mmcfd in 1998, compared with 12,400 net bpd and 109 net mmcfd in 1997.

     Oklahoma - Gas production for 1998 averaged 107 net mmcfd, representing 14% of Marathon's total U.S. gas production, compared with 109 net mmcfd in 1997.

     Alaska - Marathon's production from Alaska averaged 144 net mmcfd of natural gas in 1998, compared with 149 net mmcfd in 1997. Marathon's primary focus in Alaska is the expansion of its natural gas business through exploration, exploitation, development and marketing.

International

     Interests in liquid hydrocarbon and/or natural gas production are held in the U.K. North Sea, Irish Celtic Sea, the Norwegian North Sea, Canada, Egypt and Gabon. In addition, Marathon has an interest through an equity affiliate (CLAM) in the Netherlands North Sea.

     U.K. North Sea - The following table sets forth Marathon's average net liquid hydrocarbon liftings in the Brae area, for each of the last three years:

     Brae-Area Average Net Liquid Hydrocarbon Liftings
     (Net Barrels per Day)
                                1998    1997    1996
                              ------  ------  ------
     East Brae..............  14,500  22,000  29,800
     North Brae.............   9,300   8,900  10,000
     South Brae.............   3,800   3,600   4,700
     Central Brae...........   4,700   3,300   4,200
     West Brae..............   8,600   1,400       -
                              ------  ------  ------
     TOTAL..................  40,900  39,200  48,700
                              ======  ======  ======

     East Brae is a gas condensate field, which uses gas cycling. The decrease in East Brae production in 1998 primarily reflects the expected depletion of the reservoir. Gas for pressure maintenance at East Brae is provided by injecting gas streams from the Brae B platform.

     North Brae is a gas condensate field, produced via the Brae B platform using the gas cycling technique. Although partial cycling continues, the majority of North Brae gas is being transferred to the East Brae reservoir for pressure maintenance and sales. North Brae liftings shown in the table above include production from the Beinn field, which underlies the North Brae field. The Brae A facilities act as the host platform for the underlying South Brae field, adjacent Central Brae field and West Brae/Sedgwick fields.

     The strategic location of the Brae A, Brae B and East Brae platforms and pipeline infrastructure has generated significant third-party business since 1986. Arrangements were finalized in 1998 for the processing and transportation of reservoir fluids from the outside-operated Larch field. This agreement brings to 15, the number of third-party fields contracted to the Brae system.
In addition to generating processing and pipeline tariff revenue, third-party business also has a favorable impact on Brae area operations by optimizing infrastructure usage and extending the economic life of the facilities.

     Participation in the Scottish Area Gas Evacuation ("SAGE") system provides pipeline transportation and onshore processing for Brae-area gas. The Brae group owns 50% of SAGE, which has a total wet gas capacity of approximately 1.0 bcfd. The other 50% is owned by the Beryl group, which operates the system. A 30-inch pipeline connects the Brae, Beryl and Scott fields to the SAGE gas processing terminal at St. Fergus in northeast Scotland. The St. Fergus facilities were expanded in 1998, and a new pipeline connecting the Britannia field to the St. Fergus terminal began transporting gas for processing through SAGE in August 1998.

     Marathon's total United Kingdom gas sales from all sources averaged 188 net mmcfd in 1998, compared with 162 net mmcfd in 1997. Sales of Brae-area gas through the SAGE pipeline system averaged 185 net mmcfd for the year 1998 and 159 net mmcfd for the year 1997. Of these totals, 162 mmcfd and 127 mmcfd was Brae-area equity gas in 1998 and 1997, respectively, and 23 and 32 mmcfd was gas acquired for injection and subsequent resale in 1998 and 1997, respectively.

     Ireland - Marathon holds a 100% working interest in the Kinsale Head and Ballycotton fields in the Irish Celtic Sea. Natural gas sales from these maturing fields were 168 net mmcfd in 1998, compared with 228 net mmcfd in 1997. This production decline is expected to be partially offset by compressor modifications being implemented in 1999 and 2000, which is expected to improve recovery from Kinsale Head, and by the planned development of the Southwest Kinsale reservoir.

     Norway - In the Norwegian North Sea, Marathon holds a 23.8% working interest in the Heimdal field, which had 1998 sales of 27 net mmcfd of natural gas and 900 net bpd of condensate, compared with 1997 sales of 54 net mmcfd of natural gas and 1,700 net bpd of condensate. In mid-1994, Marathon issued a notice of termination on the gas sales agreements for this field based upon low gas prices and high pipeline tariffs associated with the operations. The effective date of the termination was June 11, 1996. In June 1996, an agreement was reached with one of the buyers, which provided for an improved economic position for 30% of the gas sales. The remaining 70% share of sales, sold under a separate agreement, remains unresolved, although gas sales have continued under protest. Heimdal production is scheduled to cease in late 1999 with future revenue from third party business commencing in 2002. During 1998, an agreement was reached with the Heimdal Group and the operator to redevelop the field as a processing and transportation center.

     Canada - MCL net production averaged 16,000 bpd and 166 mmcfd from August 12, 1998 through year-end 1998.

     Egypt - Marathon holds interests in four concessions in Egypt under production sharing agreements. Liquid hydrocarbon and natural gas production totaled 8,500 net bpd and 16 net mmcfd in 1998, compared with 8,300 net bpd and 11 net mmcfd in 1997.

     Gabon - In 1998, the first year of production, the Tchatamba Marin field produced 4,700 net bpd of liquid hydrocarbons.

     Netherlands - Marathon's 50% equity interest in CLAM, the eighth largest producer and reserves holder in the Netherlands North Sea, provides a 5% entitlement in the production of 19 gas fields, which provided sales of 33 net mmcfd of natural gas in 1998, compared with 42 net mmcfd in 1997. The decrease in natural gas sales was mainly attributable to natural production declines and an equity redetermination.

     The following tables set forth productive wells and service wells for each of the last three years and drilling wells as of December 31, 1998:

Gross and Net Wells

1998                            Productive Wells (a)
----                       -----------------------------
                                 Oil            Gas            Service Wells (b)  Drilling Wells (c)
                           --------------  -------------       -----------------  -----------------
                           Gross    Net    Gross    Net          Gross  Net         Gross   Net
                           ------  ------  ------  -----         -----  -----       -----  -----
United States............   9,396   3,616  3,214  1,414          4,062  1,127          16    12
                           ------  ------  -----  -----          -----  -----       -----  -----
Europe...................      33      13     64     32             22      9           2     1
Other International (f)..   1,248     795  1,459  1,068            162    111           1     0
                           ------  ------  -----  -----          -----  -----       -----  -----
    Total Consolidated...  10,677   4,424  4,737  2,514          4,246  1,247          19    13
Equity affiliates (d)....       -       -     83      4             -      -            2     1
                           ------  ------  -----  -----          -----  -----       -----  -----
WORLDWIDE................  10,677   4,424  4,820  2,518          4,246  1,247          21    14
                           ======  ======  =====  =====          =====  =====       =====  =====


1997                                  Productive Wells (a)
----                               ---------------------------
                                        Oil            Gas        Service Wells (b)
                                   -------------  ------------    -----------------
                                    Gross   Net   Gross   Net       Gross      Net
                                   ------  -----  -----  -----      -----     -----
United States............           9,661  3,755  3,282  1,451      4,100     1,138
Europe...................              30     12     58     30         21         8
Other International......              19     13      7      2          -         -
                                   ------  -----  -----  -----      -----     -----
 Total Consolidated......           9,710  3,780  3,347  1,483      4,121     1,146
Equity affiliate (e).....               -      -     78      5          -         -
                                   ------  -----  -----  -----      -----     -----
WORLDWIDE................           9,710  3,780  3,425  1,488      4,121     1,146
                                   ======  =====  =====  =====      =====     =====


1996                                  Productive Wells (a)
----                               --------------------------
                                        Oil           Gas          Service Wells (b)
                                   -------------  -----------       ---------------
                                    Gross   Net   Gross   Net       Gross      Net
                                   ------  -----  -----  -----      -----     -----
United States............          10,939  3,860  3,248  1,401      4,891     1,181
Europe...................              28     12     55     30         19         8
Other International......              11      7     10      2          -         -
                                   ------  -----  -----  -----      -----     -----
 Total Consolidated......          10,978  3,879  3,313  1,433      4,910     1,189
Equity affiliate (e).....               -      -     76      5          -         -
                                   ------  -----  -----  -----      -----     -----
WORLDWIDE................          10,978  3,879  3,389  1,438      4,910     1,189
                                   ======  =====  =====  =====      =====     =====

-----------
(a) Includes active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 518, 335 and 329 in 1998, 1997 and 1996, respectively. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b)  Consists of injection, water supply and disposal wells.
(c)  Consists of exploratory and development wells.
(d)  Represents CLAM and Sakhalin Energy.
(e)  Represents CLAM.
(f)  Includes Canada.

     The following tables set forth average production costs and sales prices per unit of production for each of the last three years:

Average Production Costs (a)                   1998    1997    1996
                                              ------  ------  ------
(Dollars per BOE)
United States.............................    $ 3.12  $ 3.93  $3.97
International - Europe....................      4.29    4.27   4.38
              - Other International (d)...      4.73    3.40   3.29
Total Consolidated........................    $ 3.55  $ 4.01  $4.09
              - Equity affiliate (b)......      3.99    5.86   5.22
WORLDWIDE.................................    $ 3.56  $ 4.05  $4.11


                                               1998      1997      1996     1998      1997      1996
                                              ------    ------    ------   ------    ------    ------
Average Sales Prices (c)                        Crude Oil and Condensate          Natural Gas Liquids
                                              -------------------------------------------------------
(Dollars per Barrel)
United States..............................    $10.60    $17.32    $19.12   $ 8.64    $13.28    $13.59
International - Europe.....................     12.87     19.37     20.77    11.49     17.85    17.33
              - Other International (d)....     11.31     16.62     19.74     8.38     18.12    17.65
WORLDWIDE..................................    $11.17    $17.79    $19.63   $ 9.12    $14.52    $14.71


                                                     Natural Gas
                                               ----------------------
(Dollars per Thousand Cubic Feet)
United States..............................    $ 1.79  $ 2.20  $ 2.09

International - Europe.....................      2.07    2.00    1.96
              - Other International (d)....      1.34    2.10    2.34
Total Consolidated.........................    $ 1.85  $ 2.13  $ 2.04
              - Equity affiliate (b).......      2.37    2.73    2.74
WORLDWIDE..................................    $ 1.86  $ 2.15  $ 2.06

-----------
(a) Production costs are as defined by the Securities and Exchange Commission and include property taxes, severance taxes and other costs, but exclude depreciation, depletion and amortization of capitalized acquisition, exploration and development costs and certain administrative costs. Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six mcf of natural gas to one barrel of oil.
(b)  Represents CLAM.
(c)  Prices exclude gains/losses from hedging activities.
(d)  Includes Canada for 1998.

Refining, Marketing and Transportation

     Effective January 1, 1998, Marathon and Ashland Inc. ("Ashland") formed a new domestic refining, marketing and transportation ("RM&T") company, Marathon Ashland Petroleum LLC ("MAP"). On January 1, 1998, Marathon transferred certain RM&T net assets to MAP. Also, on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. For further discussion of MAP, see Note 3 to the USX Consolidated Financial Statements on page U-10.

     Since MAP is a consolidated subsidiary of Marathon, operating statistics and financial data applicable to the Marathon Group's RM&T activities include 100% of MAP's operations, commencing January 1, 1998.

     The following discussion of RM&T operations includes historical data for the three-year period ended December 31, 1998. Operating measures such as refined product yields and refined product sales in 1998 include 100% of MAP and are not comparable to prior period amounts.

Refining

     MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per calendar day. The table below sets forth the location and daily throughput capacity of each of MAP's refineries as of December 31, 1998:


                  In-Use Refining Capacity
                  (Barrels per Day)
                  Garyville, LA..................        232,000
                  Catlettsburg, KY...............        222,000
                  Robinson, IL...................        192,000
                  Detroit, MI....................         74,000
                  Canton, OH.....................         73,000
                  Texas City, TX.................         72,000
                  St. Paul Park, MN..............         70,000
                                                         -------
                  TOTAL..........................        935,000
                                                         =======

     MAP's refineries include crude oil atmospheric and vacuum distillation, fluid catalytic cracking, catalytic reforming, desulfurization and sulfur recovery units. The refineries have the capability to process a wide variety of crude oils and to produce typical refinery products, including reformulated gasoline. MAP's refineries are integrated via pipelines and barges to maximize operating efficiency. The transportation links that connect the refineries allow the movement of intermediate products to optimize operations and the production of higher margin products. For example, naphtha is moved from Texas City and Catlettsburg to Robinson where excess reforming capacity is available. Gas oil is moved from Robinson to Detroit and Cattlettsburg where excess fluid catalytic cracking unit capacity is available. Light cycle oil is moved from Texas City to Robinson where excess desulfurization capacity is available.

     Marathon's 50,000 bpd Indianapolis refinery, which was not contributed to MAP, has remained idled since October 1993. The status of the refinery is periodically reviewed, considering economic as well as regulatory matters. In 1998, several refining components were dismantled and sold. As of February 28, 1999, the refinery remained idled.

     During 1998, MAP's refineries processed 894,000 bpd of crude oil and 127,000 bpd of other charge and blend stocks. The following table sets forth MAP's refinery production by product group for 1998 and Marathon's refinery production by product group for 1997 and 1996:

Refined Product Yields
(Thousands of Barrels per Day)    1998   1997  1996
                                  -----  ----  ----
Gasoline........................    545   353   345
Distillates.....................    270   154   155
Propane.........................     21    13    13
Feedstocks & Special Products...     64    36    35
Heavy Fuel Oil..................     49    35    30
Asphalt.........................     68    39    36
                                  -----  ----  ----
TOTAL...........................  1,017   630   614
                                  =====  ====  ====

     Maintenance activities requiring temporary shutdown of certain refinery operating units ("turnarounds") are periodically performed at each of the operating refineries. MAP completed major turnarounds at the Garyville and Canton refineries in 1998. In addition, a maintenance and safety improvement program was implemented and substantially completed at the Catlettsburg, Canton and St. Paul Park refineries in 1998.

     MAP and a third party are constructing facilities to produce 800 million pounds per year of polymer grade propylene and polypropylene at the Garyville refinery. MAP is building, and will own and operate facilities to produce polymer grade propylene. The third party is constructing, and will own and operate the polypropylene facilities and market its output. Production of the polymer grade propylene is scheduled to begin in the second quarter of 1999.

Marketing

     In 1998, MAP's refined product sales volumes (excluding matching buy/sell transactions) totaled 17.8 billion gallons (1,159,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest, the upper Great Plains and the Southeast, accounted for about 64% of MAP's refined product sales volumes in 1998. Approximately 46% of MAP's gasoline volumes and 77% of its distillate volumes were sold on a wholesale basis to independent unbranded customers in 1998.

     The following table sets forth the volume of MAP's consolidated refined product sales by product group for 1998 and Marathon's consolidated refined product sales by product group for 1997 and 1996:

Refined Product Sales
(Thousands of Barrels per Day)                 1998   1997  1996
                                               -----  ----  ----
Gasoline.....................................    671   452   468
Distillates..................................    318   198   192
Propane......................................     21    12    12
Feedstocks & Special Products................     67    40    37
Heavy Fuel Oil...............................     49    34    31
Asphalt......................................     72    39    35
                                               -----  ----  ----
TOTAL........................................  1,198   775   775
                                               =====  ====  ====
Matching Buy/Sell Volumes included in above..     39    51    71

     As of December 31, 1998, MAP supplied petroleum products to 3,117 Marathon and Ashland branded retail outlets located primarily in Ohio, Michigan, Indiana, Kentucky and Illinois. Branded retail outlets are also located in the states of West Virginia, Wisconsin, Virginia, Tennessee, Minnesota, Pennsylvania and North Carolina.

     MAP currently has both the Marathon and Ashland brands for jobbers. In 1998, MAP decided to endorse a single brand concept for maximum market effectiveness. The brand chosen was Marathon because of its significant longtime presence in the market and its substantially larger number of retail outlets and credit card holders. If an Ashland jobber chooses to become a Marathon branded jobber, MAP assists in re-imaging the applicable locations to Marathon brand specifications.

     In 1998, retail sales of gasoline and diesel fuel were also made through limited service and self-service stations and truck stops operated in 20 states by a wholly owned MAP subsidiary, Speedway SuperAmerica, LLC ("SSA"). As of December 31, 1998, this subsidiary had 2,257 retail outlets which sold petroleum products and convenience-store merchandise, primarily under the brand names "Speedway," "SuperAmerica", "Starvin' Marvin" and "Rich". SSA's revenues from the sale of convenience-store merchandise totaled $1,827 million in 1998, compared with $1,037 million for Emro Marketing Company in 1997. Profits generated from these sales tend to moderate the margin volatility experienced in the retail sale of gasoline and diesel fuel. The selection of merchandise varies among outlets -- 1,978 of SSA's 2,257 outlets at December 31, 1998, had convenience stores which sold a variety of food and merchandise, and the remaining outlets sold selected convenience-store items such as cigarettes, candy and beverages.

     In July 1998, MAP announced plans to locate the SSA corporate headquarters in Enon, Ohio, where Emro Marketing Company was formerly located. The move to Enon was completed in December 1998.

Supply and Transportation

     The crude oil processed in MAP's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. In 1998, MAP's negotiated lease, contract and spot purchases of U.S. crude oil for refinery input averaged 317,000 bpd including 24,000 bpd acquired from Marathon. In 1998, 64% or 577,000 bpd of the crude oil processed by MAP's refineries was from foreign sources and acquired primarily from various foreign national oil companies, producing companies and traders, of which approximately 330,000 bpd was acquired from the Middle East.

     In addition, MAP, through its subsidiary, Scurlock Permian LLC, is actively engaged in purchasing, selling and trading crude oil, principally at Midland, Texas; Cushing, Oklahoma; and St. James, Louisiana, three of the major distribution points for U.S. crude oil, and at major trading and distribution hubs in western Canada. MAP announced on March 1, 1999, that it signed a memorandum of understanding to sell Scurlock Permian LLC to Plains All American Pipeline, L.P. The transaction, subject to customary closing conditions, including execution of definitive agreements, consent of third parties, and receipt of governmental approvals, is expected to be completed in the second quarter of 1999.

     MAP operates a system of pipelines and terminals to provide crude oil to its refineries and refined products to its marketing areas. Eighty-eight light product and asphalt terminals are strategically located throughout the Midwest, upper Great Plains and Southeast. These facilities are supplied by a combination of pipelines, barges, rail cars and trucks.

     At December 31, 1998, MAP owned, leased or had an ownership interest in approximately 2,653 miles of crude oil gathering lines; 4,553 miles of crude oil trunk lines; and 2,861 miles of products trunk lines. In addition, MAP owned a 46.7% interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater oil port, located 18 miles off the coast of Louisiana; a 49.9% interest in LOCAP Inc. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP and the Capline system; and a 37.2% interest in the Capline system, a large diameter crude oil pipeline extending from St. James, Louisiana to Patoka, Illinois.

     MAP also has a 33.3% ownership interest in Minnesota Pipe Line Company, which operates a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to 270,000 bpd nominal capacity of crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota, refinery.

     MAP plans to build a pipeline from its Catlettsburg refinery to Columbus, Ohio. The wholly owned pipeline is expected to initially move about 50,000 bpd of refined products into central Ohio. Construction is expected to commence in the summer of 1999 after final regulatory approvals. The pipeline is expected to be operational in the first half of 2000.

     MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intercoastal Waterway. MAP leases on a long-term basis two single-hulled 80,000-ton-deadweight tankers, which are primarily used for third-party delivery of foreign crude oil to the United States. The initial term of these charters expires in 2001 and 2002, subject to certain renewal options. These tankers are not essential for MAP to satisfy its own crude oil requirements. In 1999, MAP "bare boat sub-chartered" these tankers to a third party operator, who will operate the vessels.

     MAP leases rail cars in various sizes and capacities for movement of petroleum products. MAP also owns a large number of tractors, tank trailers, and general service trucks.

     The above discussion related to Scurlock Permian LLC contains forward-looking statements regarding the schedule for closing the sale transaction. The closing of this transaction and the timing thereof involve uncertainties including, but not limited to, the execution of definitive agreements, receipt of government approvals, consent of third parties, and satisfaction of customary closing conditions. A delay in completing any of these could result in a delay in closing the sale transaction. In addition, failure to complete any of these events could result in the sale transaction not closing as currently contemplated.

Other Energy Related Businesses

Natural Gas and Crude Oil Marketing and Transportation

     Marathon owns and operates, as a common carrier, approximately 174 miles of crude oil gathering lines and 187 miles of crude oil trunk lines that were not contributed to MAP. In addition, Marathon owns interests in various pipeline systems that were not contributed to MAP, including a 29% interest of Odyssey Pipeline L.L.C., which owns and operates a 300,000 bpd crude oil pipeline serving Main Pass Blocks 69, 72 and 289 and Viosca Knoll Blocks 780 and 786; a 28% interest of Poseidon Oil Pipeline Company, L.L.C., which owns and operates a 400,000 bpd crude oil pipeline system connected to the Marathon-operated Ewing Bank 873 platform in the Gulf of Mexico; a 24.33% interest of Nautilus Pipeline Company, L.L.C., which owns and operates a 600 mmcfd natural gas pipeline system, also located in the Gulf of Mexico; a 17.4% interest of Explorer Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the Midwest; and a 2.5% interest of Colonial Pipeline Company, which operates a light products pipeline system extending from the Gulf Coast to the East Coast.

     Marathon has a 30% ownership in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport liquefied natural gas ("LNG") to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon's equity natural gas production in the Cook Inlet. LNG is sold under a long-term contract with two of Japan's largest utility companies which calls for the sale of more than 900 gross bcf over the term of the contract. Marathon has a 30% participation in this contract which is effective through March 31, 2004, and provides an option for a five-year extension.
During 1998, LNG deliveries totaled 66.0 gross bcf (20.0 net bcf), up from 62.2 gross bcf (18.6 net bcf) in 1997.

     In addition to the sale of domestic equity production of natural gas, Marathon purchases gas from third-party producers and marketers for resale. This activity helps to maximize the value of Marathon's equity gas production, while meeting customers' needs for secure and source-flexible supplies.

     The Marathon Group includes five USX subsidiaries that are engaged solely in the natural gas business. Carnegie Interstate Pipeline Company ("CIPCO") is an interstate pipeline company engaged in the transportation of natural gas via interstate commerce. Carnegie Production Company produces and sells natural gas, while Carnegie Natural Gas Sales, Inc. is an unregulated marketer of natural gas. Carnegie Natural Gas Company ("Carnegie") functions as a local distribution company serving residential, commercial and industrial customers in West Virginia and western Pennsylvania. Finally, Carnegie Natural Gas Storage LLC was established to invest in gas storage projects. As of December 31, 1998, Carnegie owned and operated approximately 1,800 miles of natural gas gathering lines. Owned proved developed reserves dedicated to gathering operations were
44.7 bcf in 1998 as compared to 39.8 bcf and 42.8 bcf in 1997 and 1996, respectively.

     Carnegie is regulated as a public utility by state commissions within its service areas, while CIPCO is regulated by the Federal Energy Regulatory Commission as an interstate pipeline. Total natural gas throughput was 23 bcf in 1998 compared to 32 bcf and 34 bcf in 1997 and 1996, respectively.

Power Generation

     Marathon, through its wholly owned subsidiary, Marathon Power Company, Ltd. ("Marathon Power"), pursues development, construction, ownership and operation of independent electric power projects in the global electrical power market. In 1997, Marathon Power acquired a 50% interest in an Ecuadorian power generation company, which owns and operates two generating plants in Ecuador capable of delivering 130 megawatts of power. Marathon Power is actively pursuing a variety of projects in Latin America, Europe, Africa and the Asia/Pacific Region.

Competition and Market Conditions

     The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Based on industry sources, Marathon believes it currently ranks 11th among U.S. based petroleum corporations on the basis of 1997 worldwide liquid hydrocarbon and natural gas production.

     Marathon through MAP must also compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks fourth among U.S. petroleum companies on the basis of crude oil refining capacity as of January 1, 1999. MAP competes in three distinct markets -- wholesale, branded and retail distribution -- for the sale of refined products, and believes it competes with more than 50 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; nine refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 1,800 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through MAP's retail outlets.

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

Employees

     The Marathon Group had 32,862 active employees as of December 31, 1998, which included 28,449 MAP employees. Of the MAP total, 21,586 were employees of Speedway SuperAmerica, LLC, primarily representing employees at retail marketing outlets.

     Certain hourly employees at the Catlettsburg and Canton refineries are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union under labor agreements which expire on January 31, 2002, while certain hourly employees at the Texas City refinery are represented by the same union under a labor agreement which expires on March 31, 2002. Certain hourly employees at the St. Paul Park and Detroit refineries are represented by the International Brotherhood of Teamsters under labor agreements which expire on May 31, 1999 and January 31, 2000, respectively.

Property, Plant and Equipment Additions

     For property, plant and equipment additions, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures" for the Marathon Group on page M-29.

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

     For a discussion of environmental capital expenditures and costs of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page M-31 and "Legal Proceedings" for the Marathon Group on page 37.

     The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil or refined products.

Air

     The CAA imposes stringent limits on air emissions, establishes a federally mandated operating permit program and allows for civil and criminal enforcement sanctions. The principal impact of the CAA on the Marathon Group is on its RM&T operations. The CAA also establishes attainment deadlines and control requirements based on the severity of air pollution in a geographical area. It is estimated that, from 1999 to 2002, the Marathon Group, which includes all seven MAP refineries, may spend approximately $90 million in order to comply with the proposed Maximum Achievable Control Technology ("MACT") Phase II standards under the CAA. These standards require new control equipment on Fluid Catalytic Cracking Units and other units. In addition, the standards for RFG become even more stringent in the year 2000, when Phase II Complex Model RFG will be required. It is expected that new Tier II Fuels regulations will be issued during 1999, requiring reduced sulfur levels in both gasoline and diesel fuels, which would not take effect until sometime after 2002. It is anticipated that if final regulations are adopted, consistent with earlier drafts of the regulations, the compliance cost for these regulations could amount to a total of several hundred million dollars spread over a period of several years.

     In July 1997, the Environmental Protection Agency (" U.S. EPA") promulgated the revisions to the National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter. Additionally, in 1998, the U.S. EPA published a nitrogen oxide ("NOx") State Implementation Plan ("SIP") call, which would require some 22 states, including many states where the Marathon Group has operations, to revise their SIPs to reduce NOx emissions. The effective date for any additional NOx control mechanisms to be installed will not be until May 2003. The impact of the revised NAAQS and NOx standards could be significant to Marathon, but the potential financial effects cannot be reasonably estimated until the states develop and implement their revised SIPs covering their NAAQS and NOx (particularly if it covers fuels) standards.

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

     Additionally, OPA-90 requires that new tank vessels entering or operating in domestic waters be double-hulled, and that existing tank vessels that are not double-hulled be retrofitted or removed from domestic service, according to a phase-out schedule. MAP leases on a long-term basis two single-hulled, 80,000-ton-deadweight tankers, which are primarily used for third-party delivery of foreign crude oil to the United States. The initial term of these charters expires in 2001 and 2002, subject to certain renewal options. In 1999, MAP "bare boat sub-chartered" these tankers to a third party operator, who will operate the vessels. The Coast Guard National Pollution Funds Center has granted permission to Marathon and Ashland to self-insure the financial responsibility amount for liability purposes for MAP's tankers, as provided in OPA-90. In addition, most of the barges, which are used in MAP's river transportation operations, meet the double-hulled requirements of OPA-90. Single-hulled barges owned and operated by MAP are in the process of being phased out. Displaced single-hulled barges will be divested or recycled into docks or floats within MAP's system.

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

Solid Waste

     The Marathon Group continues to seek methods to minimize the generation of hazardous wastes in its operations. RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks ("USTs") containing regulated substances. Since the U.S. EPA has not yet promulgated implementing regulations for all provisions of RCRA and has not yet made clear the practical application of all the implementing regulations it has promulgated, the ultimate cost of compliance cannot be accurately estimated. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more accurately defined.

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

U.S. STEEL GROUP

     The U. S. Steel Group includes U. S. Steel, the largest steel producer in the United States, which is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially-owned companies, such as USS/Kobe Steel Company ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o. and RTI International Metals, Inc. ("RTI"). U. S. Steel Group revenues as a percentage of total USX consolidated revenues were approximately 22% in 1998, 31% in 1997 and 29% in 1996.

     The following table sets forth the total revenues of the U. S. Steel Group for each of the last three years.

Revenues
(Millions)                                         1998    1997    1996
                                                  ------  ------  ------
     Sales by product:
       Sheet and Semi-finished Steel Products...  $3,501  $3,820  $3,677
       Tubular, Plate, and Tin Mill Products....   1,513   1,754   1,635
       Raw Materials (Coal, Coke and Iron Ore)..     591     671     757
       Other (a)................................     578     570     466
     Income from affiliates.....................      46      69      66
     Gain on disposal of assets.................      54      57      16
     Gain on affiliate stock offering (b).......       -       -      53
                                                  ------  ------  ------
     TOTAL U. S. STEEL GROUP REVENUES...........  $6,283  $6,941  $6,670
                                                  ======  ======  ======

-----------
(a) Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management.
(b)  For further details, see Note 5 to the U. S. Steel Group Financial
     Statements.

     For additional financial information about USX's industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 10. Group and Segment Information" on page U -13.

     The total number of active U. S. Steel Group employees at year-end 1998 was 19,169. Most hourly and certain salaried employees are represented by the United Steelworkers of America ("USWA").

     U. S. Steel's contract with the USWA, covering approximately 15,000 employees, expires on August 1, 1999. U. S. Steel's ability to negotiate an acceptable labor contract is essential to ongoing operations. Any labor interruptions could have an adverse effect on operations, financial results and cash flow.

     U. S. Steel Mining Company, LLC ("U. S. Steel Mining") entered into a five year contract with the United Mine Workers of America ("UMWA"), effective January 1, 1998, covering approximately 1,000 employees. This agreement follows that of other major mining companies.

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

     U. S. Steel is the largest steel producer in the United States and competes with many domestic and foreign steel producers. Domestic competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills which primarily use steel scrap and, increasingly, iron bearing feedstocks as raw materials. Mini-mills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages such as lower capital expenditures for construction of facilities and non-unionized work forces with lower employment costs and more flexible work rules. An increasing number of mini-mills utilize thin slab casting technology to produce flat-rolled products, and additional domestic flat-rolled mini-mill capacity was added in 1998. Through the use of thin slab casting, mini-mill competitors are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, the additional production generated by flat-rolled mini-mills could have an adverse effect on U. S. Steel's selling prices and shipment levels.

     Steel imports to the United States accounted for an estimated 30%, 24% and 23% of the domestic steel market for the years 1998, 1997 and 1996, respectively. In November 1998, steel imports accounted for an estimated 37% of the domestic steel market. Steel imports of hot rolled and cold rolled steel increased 42% in 1998, compared to 1997. Steel imports of plates increased 75% in 1998, compared to 1997. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Continued high levels of imported steel will have an adverse affect on future market prices and demand levels for domestic steel.

     On September 30, 1998, U. S. Steel joined with 11 other producers and the USWA to file trade cases against Japan, Russia, and Brazil. Those filings contend that millions of tons of unfairly traded hot-rolled carbon sheet products have caused serious injury to the domestic steel industry through rapidly falling prices and lost business. The U. S. International Trade Commission ("ITC"), in its preliminary November 1998, determination, found the domestic steel industry was being threatened with material injury as a result of imports of hot-rolled carbon sheet products from these three countries. This preliminary determination of injury is subject to further investigation by the ITC and U.S. Department of Commerce ("Commerce"). On February 12, 1999, Commerce announced preliminary anti-dumping duty margins on hot rolled imports from Japan (ranging from approximately 25% to 67%) and Brazil (ranging from approximately 50% to 71%) and preliminary countervailing duty margins on imports from Brazil (ranging from more than 6% to more than 9%). On February 22, 1999, Commerce announced preliminary anti-dumping duty margins on hot rolled imports from Russia (ranging from approximately 71% to 217%). However, Commerce announced at the same time that it had initialed an agreement with Russia to suspend the anti-dumping investigation on hot rolled imports from Russia. This agreement, if approved, allows the annual import of 750,000 metric tons of hot rolled steel product from Russia at a minimum price ranging from $255 to $280 FOB per metric ton. U. S. Steel is opposed to this agreement and is reviewing all available remedies to challenge this agreement. U. S. Steel will pursue the hot rolled import case against Russia to obtain the issuance of final determinations by Commerce and the ITC. The preliminary injury determination and the preliminary anti-dumping and countervailing duty margin determinations are subject to further investigation by the ITC and Commerce. It is presently expected that Commerce will issue its final anti-dumping and countervailing duty margin determinations on April 28, 1999, and the ITC will issue its final injury determination on June 2, 1999.

     In addition to announcing the preliminary anti-dumping duty margins on hot rolled imports from Russia and the proposed suspension agreement on those imports, Commerce also announced on February 22, 1999 that it had initialed an agreement with Russia to restrict imports of major steel products, other than hot rolled and cut-to-length plate, from Russia. U. S. Steel is opposed to this agreement.

     Plate products accounted for 10%, 8% and 9% of U. S. Steel Group shipments in 1998, 1997 and 1996, respectively. On November 5, 1996, two other domestic steel plate producers filed antidumping cases with Commerce and the ITC asserting that People's Republic of China, the Russian Federation, Ukraine, and South Africa engaged in unfair trade practices with respect to the export of carbon cut-to-length plate to the United States. U. S. Steel Group has supported these cases. Commerce issued final affirmative determination of dumping for each country in October 1997, finding substantial dumping margins on cut-to-length steel plate imports from these countries. In December 1997, the ITC voted unanimously that the United States industry producing cut-to-length carbon steel plate was injured due to imports of dumped cut-to-length plate from the four countries. The

United States has negotiated suspension agreements that limit imports of cut-to-length carbon steel plate from the four countries to a total of approximately 440,000 tons per year for the next five years, a reduction of about two-thirds from 1996 import levels, and provide for an average 10-15% increase in import prices to remove the injurious impact of the imports. Any violation or abrogation of the suspension agreements will result in imposition of the dumping duties found by Commerce.

     On February 16, 1999, U. S. Steel, along with Bethlehem Steel Corporation, IPSCO, Inc., Gulf States Steel Inc., Tuscaloosa Steel Company, and the USWA, filed trade cases against South Korea, France, Italy, Macedonia, India, the Czech Republic, Japan, and Indonesia, contending that dumped and subsidized cut-to-length plate are being imported into the United States from these countries.

     The U. S. Steel Group's businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. For further information, see Environmental Proceedings on page 40, Legal Proceedings on page 40, and Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies on page S-30.

Business Strategy

     U. S. Steel produces raw steel at Gary Works in Indiana, Mon Valley Works in Pennsylvania and Fairfield Works in Alabama.

     U. S. Steel has responded to competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. These products include bake hardenable steels and coated sheets for the automobile and appliance industries, laminated sheets for the manufacture of motors and electrical equipment, improved tin mill products for the container industry and oil country tubular goods. Modernization projects over the past two years support U. S. Steel's objectives of providing value-added products. These projects included the dualine coating lines at Fairfield Works and Mon Valley Works for the construction market; the cold mill upgrades at Gary Works and Mon Valley Works; the second hot-dip galvanized sheet line at PRO-TEC and the Fairless Works galvanizing line upgrade for the automotive market. In 1998, U. S. Steel began the conversion of the Fairfield Works bloom caster and pipemill to use round semifinished steel for tubular production. This project is planned to come on line in 1999 and will enhance U. S. Steel's ability to serve the tubular goods markets. Additional modernization projects in 1999 include the new 64" pickle line and upgrades to the cold mill at Mon Valley Works, the upgrade of the hot strip mill coilers and replacement of coke battery thruwalls at Gary Works, the basic oxygen furnace emissions project at Fairfield Works, and the new customer service center in Detroit to support our automotive business. These projects support U. S. Steel's objective of providing quality value-added products and services to customers.

     In addition to the modernization of its production facilities, USX has entered into a number of joint ventures with domestic and foreign partners to take advantage of market or manufacturing opportunities in the sheet, tin mill, tubular, bar and plate consuming industries. In November 1998, operations commenced on the newly constructed hot-dip galvanized sheet line at PRO-TEC. This second line expanded PRO-TEC's capacity by nearly 400,000 tons a year to
1.0 million tons annually. The increase in capacity will enable U. S. Steel to offer additional value-added products to the automotive industry. Also in 1998, Olympic Laser Processing L.L.C. (a 50-50 joint venture between U. S. Steel Group and Olympic Steel, Inc.) completed construction of the world's first fully automated laser blank welding facility. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. Commercial operations will begin in 1999 once the facility becomes certified for specific parts with the automotive manufacturers.

     U. S. Steel continues to pursue lower manufacturing cost objectives through continuing cost improvement programs. These initiatives include, but are not limited to, reduced production cycle time, improved yields, increased customer orientation and improved process control.

U. S. Steel Segment Operations

     U. S. Steel operates plants which produce steel products in a variety of forms and grades. Raw steel production was 11.2 million tons in 1998, compared with 12.3 million tons in 1997 and 11.4 million tons in 1996. Raw steel produced was nearly 100% continuous cast in 1998, 1997 and 1996. Raw steel production averaged 88% of capability in 1998, compared with 97% of capability in 1997 and 89% of capability in 1996. U.S. Steel's stated annual raw steel production capability was 12.8 millions tons for 1998 (7.7 million at Gary Works, 2.8 million at Mon Valley Works and 2.3 million at Fairfield Works).

     Steel shipments were 10.7 million tons in 1998, 11.6 million tons in 1997 and 11.4 million tons in 1996. U. S. Steel Group shipments comprised approximately 10.3% of domestic steel shipments in 1998. Exports accounted for approximately 4% of U. S. Steel Group shipments in 1998, 1997 and 1996.

     The following tables set forth significant U. S. Steel shipment data by major markets and products for each of the last three years. Such data do not include shipments by joint ventures and other affiliates of USX accounted for by the equity method.

Steel Shipments By Market and Product
                                                  Sheets           Tubular,
                                             & Semi-finished      Plate & Tin
Major  Market - 1998                               Steel         Mill Products       Total
--------------------                         ---------------     -------------       ------
(Thousands of Net Tons)
Steel Service Centers...................            1,867            696             2,563
Further Conversion:
 Trade Customers........................              706            434             1,140
 Joint Ventures.........................            1,473              -             1,473
Transportation (Including Automotive)...            1,438            347             1,785
Containers..............................              222            572               794
Construction and Construction Products..              809            178               987
Oil, Gas and Petrochemicals.............                -            509               509
Export..................................              226            156               382
All Other...............................              867            186             1,053
                                                    -----          -----            ------
 TOTAL..................................            7,608          3,078            10,686
                                                    =====          =====            ======

Major  Market - 1997
--------------------
(Thousands of Net Tons)
Steel Service Centers...................            2,020            726             2,746
Further Conversion:
 Trade Customers........................              859            519             1,378
 Joint Ventures.........................            1,568              -             1,568
Transportation (Including Automotive)...            1,503            255             1,758
Containers..............................              216            640               856
Construction and Construction Products..              889            105               994
Oil, Gas and Petrochemicals.............                -            810               810
Export..................................              236            217               453
All Other...............................              879            201             1,080
                                                    -----          -----            ------
 TOTAL..................................            8,170          3,473            11,643
                                                    =====          =====            ======

Major Market - 1996
-------------------
(Thousands of Net Tons)
Steel Service Centers...................            2,155            676             2,831
Further Conversion:
 Trade Customers........................              848            379             1,227
 Joint Ventures.........................            1,542              -             1,542
Transportation (Including Automotive)...            1,391            330             1,721
Containers..............................              238            636               874
Construction and Construction Products..              733            132               865
Oil, Gas and Petrochemicals.............                -            746               746
Export..................................              303            190               493
All Other...............................              886            187             1,073
                                                    -----          -----            ------
 TOTAL..................................            8,096          3,276            11,372
                                                    =====          =====            ======

The following table lists products and services by facility or business unit:

   Gary.............................  Sheets; Tin Mill; Plates; Coke
   Fairfield........................  Sheets; Tubular
   Mon Valley.......................  Sheets
   Fairless.........................  Sheets; Tin Mill
   USS-POSCO(a).....................  Sheets; Tin Mill
   USS/Kobe(a)......................  Bar; Tubular
   PRO-TEC(a).......................  Galvanized Sheet
   VSZ U. S. Steel s. r.o.(a).......  Tin Mill
   Clairton.........................  Coke
   Clairton 1314B Partnership(a)....  Coke
   Transtar(a)......................  Transportation
   RTI(a)...........................  Titanium Metal
   Minntac..........................  Taconite Pellets
   U.S. Steel Mining................  Coal
   Resource Management..............  Administration of Mineral, Coal and Timber
                                        Properties
   USX Realty Development...........  Real estate sales, leasing and management
   USX Engineers and Consultants....  Engineering and Consulting Services

-----------
(a) Equity affiliate

     USX and its wholly owned entity, U. S. Steel Mining, have domestic coal properties with demonstrated bituminous coal reserves of approximately 790 million net tons at year-end 1998 compared with approximately 799 million net tons at year-end 1997. The decrease in 1998 was due to production, leasing activity and engineering revisions. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Illinois, Indiana, Pennsylvania, Tennessee and West Virginia. Approximately 96% of the reserves are owned, and the rest are leased. The leased properties are covered by a lease which expires in 2005. U. S. Steel Mining's coal production was 7.3 million tons in 1998, compared with 7.5 million tons in 1997 and 7.3 million tons in 1996. Coal shipments were 7.7 million tons in 1998, compared with 7.8 million tons in 1997 and 7.1 million tons in 1996.

     USX controls domestic iron ore properties having demonstrated iron ore reserves in grades subject to beneficiation processes in commercial use by U. S. Steel of approximately 739 million tons at year-end 1998, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials. All demonstrated reserves are located in Minnesota. Approximately 32% of these reserves are owned and the remaining 68% are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 2021 to 2026. U. S. Steel's iron ore operations at Mt. Iron, Minnesota ("Minntac") produced 15.8 million net tons of taconite pellets in 1998, 16.3 million net tons in 1997 and 15.1 million net tons in 1996. Taconite pellet shipments were 15.4 million tons in 1998, compared with
16.5 million tons in 1997 and 15.0 million tons in 1996.

     USX's Resource Management administers the remaining mineral lands and timber lands of U. S. Steel and is responsible for the lease or sale of these lands and their associated resources, which encompass approximately 300,000 acres of surface rights and 1,500,000 acres of mineral rights in 13 states.

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

     For significant operating data for U. S. Steel Operations for each of the last five years, see "USX Consolidation Financial Statements and Supplementary Data - Five-Year Operating Summary - U. S. Steel Group" on page U-37.

     USX participates directly and through subsidiaries in a number of joint ventures included in the U. S. Steel segment operations. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are at least 50% owned except Transtar, RTI, Acero Prime and the Clairton 1314B Partnership. For financial information regarding joint ventures and other investments, see "Financial Statements and Supplementary Data - Notes to Financial Statements -
16. Investments and Long-term Receivables" for the U. S. Steel Group on page S-
15.

     USX and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture, USS-POSCO, which owns and operates the former U. S. Steel Pittsburg, California Plant. The joint venture markets high quality sheet and tin products, principally in the western United States market area. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel. USS-POSCO's annual rated shipment capacity is 1.4 million tons with hot bands principally provided by U. S. Steel and POSCO. Total shipments by USS-POSCO were approximately 1.5 million tons in 1998.

     USX and Kobe Steel, Ltd. ("Kobe") of Japan participate in a joint venture, USS/Kobe, which owns and operates the former U. S. Steel Lorain, Ohio Works. The joint venture produces raw steel for the manufacture of bar and tubular products. Bar products are sold by USS/Kobe while U. S. Steel has sales and marketing responsibilities for tubular products. Total shipments by USS/Kobe in 1998 were approximately 1.4 million tons. USS/Kobe's contract with the USWA, covering approximately 2,300 employees, expires on August 1, 1999. USS/Kobe's annual raw steel capability is 2.6 million tons with iron ore and coke provided primarily by U. S. Steel. Raw steel production was approximately 1.7 million tons in 1998.

     USX and Kobe also participate in another joint venture, PRO-TEC, which owns and operates two hot-dip galvanizing lines in Leipsic, Ohio. The first galvanizing line commenced operations in early 1993. In November 1998, operations commenced on a second hot-dip galvanized sheet line which expanded PRO-TEC's capacity nearly 400,000 tons a year to 1.0 million tons annually. PRO-TEC produced approximately 633,000 prime tons of galvanized steel in 1998 on the original facility.

     USX and Worthington Industries Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. and is dedicated to serving U. S. Steel customers. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. The joint venture processes material sourced by U. S. Steel, with a processing capacity of 600,000 tons annually. In 1998, Worthington Specialty Processing processed approximately 411,000 tons.

     USX and Rouge Steel Company participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. This facility enables U. S. Steel to further supply the automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Capacity is 870,000 tons of electrogalvanized steel annually, with availability of the facility shared equally by the partners. In 1998, DESCO produced approximately 861,000 tons of electrogalvanized steel.

     USX and Olympic Steel, Inc. formed a 50-50 joint venture in 1997 to process laser welded sheet steel blanks at a facility in Van Buren, Michigan. The joint venture conducts business as Olympic Laser Processing L.L.C. Startup began in 1998. Effective capacity is approximately 2.4 million parts annually. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. U. S. Steel will be the venture's primary customer and will be responsible for marketing the laser welded blanks.

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

     USX and VSZ a.s., formed a 50-50 joint venture in Kosice, Slovakia, for the production and marketing of tin mill products to serve an emerging Central European market. In February 1998, the joint venture, doing business as VSZ U.
S. Steel, s. r.o., took over ownership and commenced operation of an existing tin mill facility (VSZ's Ocel plant in Kosice) with an annual production capacity of 140,000 metric tons.

     In 1997, USX entered into the Clairton 1314B Partnership, a strategic partnership with two limited partners to acquire an interest in three coke batteries at Clairton Works. The partnership has an annual coke production capability of 1.5 million tons. In 1998, production of coke totaled 1.5 million tons. U. S. Steel, the general partner, owns a 9.78% interest in the Clairton 1314B Partnership.

     In 1997, USX, through its subsidiary, United States Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., formed a joint venture for a slitting and warehousing facility in San Luis Potosi, Mexico. The joint venture will conduct business as Acero Prime and will service primarily the appliance industry. Construction was completed in 1998 with operations commencing in early 1999.

     USX owns a 26% interest in RTI (formerly RMI Titanium Company), a leading producer of titanium metal products. RTI is accounted for under the equity method (for additional information, see Note 5 to the U. S. Steel Group Financial Statements). RTI is a publicly traded company listed on the New York Stock Exchange. In December 1996, USX issued $117 million of 6 3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt") indexed to the price of RTI common stock. At maturity, USX must exchange these notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. For additional information on Indexed Debt, see Note 17, footnote (d), to the USX Consolidated Financial Statements on page U-20.

Property, Plant and Equipment Additions

     For property, plant and equipment additions, including capital leases, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures" for the U. S. Steel Group on page S-28.

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

     The businesses of the U. S. Steel Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions; the Clean Water Act ("CWA") with respect to water discharges; the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances. In addition, all states where the

U. S. Steel Group operates have similar laws dealing with the same matters. These laws are constantly evolving and becoming increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

     For a discussion of environmental capital expenditures and the cost of compliance for air, water, solid waste and remediation, see "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page S-30 and "Legal Proceedings" for the U. S. Steel Group on page 40.

     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on
U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see "Legal Proceedings" on page 40, and "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page S-30.

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

     The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology ("MACT") Standards. The amendment to the Chrome Electroplating MACT to include the chrome processes at Gary and Fairless and the Pickling MACT are expected in 1999. The EPA is required to promulgate MACT standards for integrated iron and steel plants and taconite iron ore processing by November 15, 2000. The impact of these new standards could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the rules are finalized.

     The CAA specifically addressed the regulation and control of coke oven batteries. The National Emission Standard for Hazardous Air Pollutants for coke oven batteries was finalized in October 1993, setting forth the MACT standard and, as an alternative, a Lowest Achievable Emission Rate ("LAER") standard. Effective January 1998, U. S. Steel elected to comply with the LAER standards.
U. S. Steel believes it will be able to meet the current LAER standards. The LAER standards will be further revised in 2010 and additional health risk-based standards are expected to be adopted in 2020. EPA is in the process of developing the Phase II Coke MACT for pushing, quenching and battery stacks which is scheduled to be finalized in 2000. This MACT will impact U. S. Steel, but the cost cannot be reasonably estimated at this time.

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

     In September 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and particulate matter which are significantly more stringent than prior standards. EPA has issued a Nitrogen Oxide ("NOx") State Implementation Plan ("SIP") Call to require certain states to develop plans to reduce NOx emissions focusing on large utility and industrial boilers. The impact of these revised standards could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the final revised standards and the NOx SIP Call are issued and, more importantly, the states implement their State Implementation Plans covering their standards.

     In 1998, all of the coal production of U. S. Steel Mining was metallurgical coal, which is primarily used in coke production. While USX believes that the new environmental requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke. The new ozone and particulate matter standards could be significant to U. S. Steel Mining, but the cost is not capable of being reasonably estimated until rules are proposed or finalized.

Water

     The U. S. Steel Group maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and it is in compliance with such permits. In 1998, USX entered into a consent decree with the Environmental Protection Agency ("EPA") which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. USX has agreed to pay civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs, which will be paid in 1999. In addition, USX will pay the EPA $1 million at the end of the remediation project for future monitoring costs. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $30 million over the next six years. Estimated remediation and monitoring costs for this project have been accrued.

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

     Several steel production facilities and interests in two liquefied natural gas tankers are leased. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 12. Leases" on page U-17.

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

     Unless otherwise indicated, all reserves shown are as of December 31, 1998.

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

Marathon Group

Environmental Proceedings

     The following is a summary of proceedings attributable to the Marathon Group that were pending or contemplated as of December 31, 1998, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under Item 3. "Legal Proceedings" above takes such matters into account.

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

     At December 31, 1998, USX had been identified as a PRP at a total of 17 CERCLA waste sites related to the Marathon Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with each of these sites will be under $1 million per site, and most will be under $100,000.

     In addition, there are 8 waste sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 92 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 16 were associated with properties conveyed to MAP by Ashland which has retained liability for all costs associated with remediation. Based on currently available information, which is in many cases preliminary and incomplete, the Marathon Group believes that its liability for cleanup and remediation costs in connection with 14 of these sites will be under $100,000 per site, another 32 sites have potential costs between $100,000 and $1 million per site, 9 sites may involve remediation costs between $1 million and $5 million per site. In addition, cleanup and remediation at one site, described in the following paragraph is expected to cost more than $5 million. There are 20 sites with insufficient information to estimate any remediation costs.

     There is one site that involves a remediation program in cooperation with the Michigan Department of Environmental Quality at a closed and dismantled refinery site located near Muskegon, Mich. During the next 10 to 20 years, the Marathon Group anticipates spending between $8 million and $12 million at this site. Expenditures for 1999 are expected to be approximately $570,000. Additionally, negotiations are taking place with Michigan Department of Environmental Quality to eventually perform a risk-based closure on this site.

     As discussed in Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies, on page U-47, in October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency ("U.S. EPA") conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V and Illinois Environmental Protection Agency conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (the Act, as amended by the 1990 Amendments, the "CAA") including New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene, the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues, including one contested Notice of Violation regarding MAP's Detroit refinery discussed below, it is not known when complete findings on the results of the inspections will be issued.

     In connection with the multi-media inspection at MAP's Detroit refinery, in December 1998, U.S. EPA, Region V issued a Notice of Violation against the refinery alleging that, as a result of "stack tests" conducted in 1992, 1995, 1997 and 1998, at the fluid catalytic cracking unit and the fluid catalytic cracking unit carbon monoxide boiler, the refinery exceeded the emission limits for particulate matter and sulfur dioxide thereby violating the CAA.

     In January 1997, a Notice of Violation ("NOV") was served by the Illinois Environmental Protection Agency on the Marathon Group, including Marathon Oil Company (Robinson Refinery and Brand Marketing, now operating organizations within MAP), Marathon Pipe Line Company (now Marathon Ashland Pipe Line LLC) and

Emro Marketing Company (now Speedway SuperAmerica LLC), consolidating various alleged violations of federal and state environmental laws and regulations relating to air, water and soil contamination. Based on the ongoing negotiations with Illinois Environmental Protection Agency, a penalty in excess of $100,000 may be assessed against each of these companies. Negotiations continue with the State Attorney General's office and the Illinois Environmental Protection Agency to resolve these alleged violations. In two of the matters, the State Attorney General's office has instituted civil actions against Speedway SuperAmerica LLC with regards to a UST site in Chicago, Illinois and violations of the CAA dealing with the installation, testing and reporting of Stage II Vapor Recovery Systems in certain station sites in Illinois.

     In October 1996, U.S. EPA Region 5 issued a Finding of Violation against the Robinson refinery alleging that it does not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the CAA, because the refinery's Total Annual Benzene releases exceed the limitation of 10 megagrams per year, and as a result, the refinery is in violation of the emission control, record keeping, and reports requirements. The Marathon Group contends that it does qualify for the exemption. However, in February 1999, the U.S. Department of Justice ("DOJ") in Chicago, Illinois, filed a civil complaint in the U.S. District Court for the Southern District of Illinois alleging six counts of violations of the CAA with respect to the benzene releases.

     In connection with the formation of MAP all three of the refineries owned by Ashland Inc. ("Ashland") were conveyed effective January 1, 1998, to MAP or its subsidiaries. Ashland reported in its 1997 Form 10-K, that during 1997, the U.S. EPA completed comprehensive inspections of these three refineries, prior to formation of MAP. These inspections evaluated Ashland's compliance with federal environmental laws and regulations at those facilities. Ashland reported in its 1998 Form 10-K, that during 1998, the U.S. EPA and Ashland reached an agreement with respect to the alleged violations discovered during those inspections. Ashland reported that it agreed to pay $5.864 million in civil penalties. Ashland also reported that it would under take specific remedial projects and improvements at the refinery sites, as well as, a number of supplemental environmental projects involving improvements to the facilities' operations. Ashland reported that the total cost of these projects is expected to be $26 million. Under the terms of its agreements with MAP, Ashland has retained responsibility for matters arising out of these inspections, including commencement of work as soon as practical on certain enumerated projects.

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

     During November 1997, Marathon and over twenty other defendants entered into a proposed class settlement agreement covering antitrust and contract claims from January 1, 1986, through September 30, 1997, excluding federal and Indian royalty claims, common purchaser claims and severance tax claims. A new settlement agreement was filed with the U.S. District Court in Texas on June 26, 1998, which replaces the November 1997 Settlement Agreement. The new settlement agreement omits from the settlement class all State entities which receive royalty payments and only covers private claimants. At a hearing on December 1, 1998, the Court preliminarily approved the new settlement agreement for the group of defendants of which Marathon is a part. The new settlement agreement settles all private claims, subject to opt-outs and a fairness hearing scheduled on April 5, 1999, for a period from January 1, 1986 to September 30, 1998. If the Court approves the settlement, Marathon's payment is not expected to be material.

     Marathon has been named by private plaintiffs as a defendant, along with other energy companies, in a lawsuit under the False Claims Act in the U.S. District Court of Texas (Eastern District). On February 19, 1998, the U.S. DOJ announced that it had intervened against four of the other energy-company defendants named in such action. (U.S. ex rel., J. Benjamin Johnson et al. v. Exxon Company USA et al.). Marathon's Motion seeking dismissal from this case has been denied.

     The Marathon Group intends to vigorously defend such remaining cases.

U. S. Steel Group

Legal Proceedings

B&LE Litigation

     In 1994, judgments against the Bessemer & Lake Erie Railroad ("B&LE") in the amount of approximately $498 million, plus interest, in the Lower Lake Erie Iron Ore Antitrust Litigation were upheld and have been paid. A trial in a related lawsuit (Pacific Great Lakes Corporation v. B&LE) filed under the Ohio Valentine Act in the Cuyahoga County (Ohio) Court of Common Pleas in September 1995, was concluded in February 1996, with a jury verdict finding no injury to the plaintiff. The plaintiff appealed the verdict to the Cuyahoga County Court of Appeals which, in 1998, affirmed the judgment of the lower court. A request by the plaintiff to the Supreme Court of Ohio to accept an appeal in the case is pending.

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

Environmental Proceedings

     The following is a summary of the proceedings attributable to the U. S. Steel Group that were pending or contemplated as of December 31, 1998, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. Legal Proceedings" above takes such matters into account.

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

     At December 31, 1998, USX had been identified as a PRP at a total of 29 CERCLA sites related to the U. S. Steel Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with twelve of these sites will be between $100,000 and $1 million per site and ten will be under $100,000.

     At the remaining seven sites, USX has no reason to believe that its share in the remaining cleanup costs at any single site will exceed $5 million, although it is not possible to accurately predict the amount of USX's share in any final allocation of such costs. Following is a summary of the status of these sites:

     1. At USX's former Duluth, Minn. Works, USX spent a total of approximately $11 million through 1998. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The U.S. EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the U.S. EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. USX is conducting an engineering study of the estuary sediments and the construction of a breakwater in the estuary. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable.

     2. The Buckeye Reclamation Landfill, near St. Clairsville, Ohio, has been used at various times as a disposal site for coal mine refuse and municipal and industrial waste. USX is one of 15 PRPs that have indicated a willingness to enter into an agreed order with the U.S. EPA to perform a remediation of the site. Implementation of the remedial design plan, resulting in a long-term cleanup of the site, is estimated to cost approximately $28.5 million.

        One of the PRPs filed suit against the U.S. EPA, the Ohio Environmental Protection Agency, and 13 PRPs including USX. The U.S. EPA, in turn, filed suit against the PRPs to recover $1.5 million in oversight costs. In May 1996, USX entered into a final settlement agreement to resolve this litigation and the overall allocation. USX agreed to pay 4.8% of the estimated costs which would result in USX paying an additional amount of approximately $1.1 million over a two- to three-year period. To date USX has spent $350,000 at the site. Remediation will commence in 1999.

     3. The D'Imperio/Ewan sites in New Jersey are waste disposal sites where a former USX subsidiary allegedly disposed of used paint and solvent wastes. USX has entered into a settlement agreement with the major PRPs at the sites which fixes USX's share of liability at approximately $1.2 million, $578,000 of which USX has already paid. The balance, which is expected to be paid over the next several years, has been accrued.

     4. The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pa. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. The U.S. EPA undertook the dismantling of the Berks Site's former processing area and instituted a cost recovery suit in July 1991 against 30 former Berks Site customers, as PRPs to recover $8 million it expended in the process area dismantling. The 30 PRPs targeted by the U.S. EPA joined over 400 additional PRPs in the U.S. EPA's cost recovery litigation. On June 30, 1993, the U.S. EPA issued a unilateral administrative order to the original 30 PRPs ordering remediation which the U.S. EPA estimates will cost over $70 million. In June 1996, the PRPs proposed an alternative remedy estimated to cost approximately $20 million. USX expects its share of these costs to be approximately 7%. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. This remedy has been submitted to the U.S. EPA and the DOJ for their approval.

        In February 1996, USX and other Berks Site PRPs were sued by the Pennsylvania Department of Environmental Resources ("PaDER") for $6 million in past costs.

     5. In 1987 the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, Calif. Records indicate that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid which were eventually taken to this landfill for disposal. The DHS recently requested that an interim remediation of one of the plumes of site contamination be carried out as soon as possible. The Generators' Cooperative Group has agreed to fund the interim remediation which is expected to cost approximately $400,000, of which U. S. Steel paid $43,175. Total remediation costs are estimated to be between $18 million and $32 million. In June, 1997, the DHS issued a Remedial Action Plan. Work on the Remedial Action Plan has been deferred while a Group application for an alternative remedy is being reviewed. The GBF Respondents Group has initiated an action against parties implicated at the site who have failed to become involved in cleanup related activities. In 1998, USX entered into an agreement that establishes USX's liability among the site transporter and the other participating waste generators at 10.2%. Liability of the site owner has yet to be established.

     6. In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the U.S. EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pa. The cost of such removal, which has been completed, was approximately $4.2 million, of which USX paid $3.4 million. The U.S. EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the PaDER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation and Feasibility Study ("RI/FS") which was issued in 1997. It is not possible to estimate accurately the cost of any remediation or USX's share in any final allocation formula; however, based on presently available information, USX may have been responsible for as much as 70% of the waste material deposited at the site. On October 10, 1995, the U.S. DOJ filed a complaint in the U.S. District Court for Western Pennsylvania against USX and other Municipal & Industrial Disposal Co. defendants to recover alleged costs incurred at the site. In June 1996, USX agreed to pay $245,000 to settle the government's claims for costs against USX, American Recovery, and Carnegie Natural Gas. In 1996, USX filed a cost recovery action against parties who did not contribute to the cost of the removal activity at the site. USX has reached a settlement in principle with all of the parties except the site owner. In 1998, PaDER gave conditional approval of a conceptual plan to remediate the entire site.

     7. USX participated with 35 other PRPs in performing removal work at the Ekotek/Petrochem site in Salt Lake City, Utah under the terms of a 1991 administrative order negotiated with the U.S. EPA. The removal work was completed in 1992 at a cost of over $9 million. In July 1992, the PRP Remediation Committee negotiated an administrative order on consent to perform a RI/FS of the site. The RI/FS was completed in 1995. A remediation plan estimated to cost $16.6 million was proposed by the U.S. EPA in 1995. In 1997, the U.S. EPA issued a revised Record of Decision with a remedial action estimated to cost $12.2 million. USX has contributed $875,000 through 1998 towards completing the removal work and performing the RI/FS. USX's proportionate share of costs presently being used by the PRP Remediation Committee is approximately 5% of the participating PRPs. The PRP Remediation Committee commenced cost recovery litigation against approximately 1,100 non-participating PRPs. Almost all of these defendants have settled their liability or joined the PRP Remediation Committee. In February 1997, the U.S. EPA issued an administrative order to USX and other PRPs to undertake the proposed remedial action and to reimburse approximately $5 million to de minimus PRPs who had earlier settled with the U.S. EPA on the basis of a substantially greater remedial cost estimate. On December 15, 1997, USX, along with forty other parties, signed a consent decree to clean up the site. Site cleanup will commence in 1999.

     In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 34 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, the U. S. Steel Group believes that its liability for cleanup and remediation costs in connection with six of these sites will be under $100,000 per site, another five sites have potential costs between $100,000 and $1 million per site, and eleven sites may involve remediation costs between $1 million and $5 million. Another of the 34 sites, the Grand Calumet River remediation at Gary Works, is expected to have remediation costs in excess of $5 million. Potential costs associated with remediation at the remaining 11 sites are not presently determinable.

     The following is a discussion of remediation activities at the U. S. Steel Group's major facilities:

Gary Works

     In 1990 a consent decree was signed by USX which, among other things, required USX to study and implement a program to remediate the sediment in a portion of the Grand Calumet River. USX has developed a sediment remediation plan for the section of the Grand Calumet River that runs through Gary Works. As proposed, this project would require five to six years to complete after approval and would be followed by an environmental recovery validation. The estimated program cost, which has been accrued, is approximately $30 million. USX has entered into a consent decree with the U.S. EPA which provides for the expanded sediment remediation program and resolves alleged violations of the prior consent decree and National Pollutant Discharge Elimination System permit since 1990. USX has to pay civil penalties of $2.9 million for alleged violations of the Clean Water Act at Gary Works. In addition, USX has entered into a consent decree with the public trustees to settle natural resource damage claims for the portion of the Grand Calumet River that runs through Gary Works. This settlement obligates USX to purchase and restore several parcels of property and pay $1.5 million in past and future assessment and monitoring costs.

     In October 1996, USX was notified by the Indiana Department of Environmental Management ("IDEM") acting as lead trustee, that IDEM and the U.S. Department of the Interior had concluded a preliminary investigation of potential injuries to natural resources related to releases of hazardous substances from various municipal and industrial sources along the east branch of the Grand Calumet River and Indiana Harbor Canal. The Public Trustees completed a preassessment screen pursuant to federal regulations and have determined to perform a NRD Assessment. USX was identified as a PRP along with 15 other companies owning property along the river and harbor canal. USX and eight other PRPs have formed a joint defense group. The Trustees notified the public of their plan for assessment and later adopted the plan. The PRP group and the trustees are working to coordinate trustee and PRP assessment activities.

     On October 23, 1998, a final Administrative Order on Consent was issued by U.S. EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires USX to perform a RCRA Facility Investigation ("RFI") and a Corrective Measure Study ("CMS") at Gary Works. The Current Conditions Report, USX's first deliverable, was submitted to U.S. EPA on January 31, 1999.

     IDEM issued NOVs to USS Gary Works in 1994 alleging various violations of air pollution requirements. In early 1996, USX paid a $6 million penalty and agreed to install additional pollution control equipment and programs costing approximately $100 million to be installed and implemented over a period of several years. In January 1998, USS Gary Works entered into negotiations of a second Agreed Order with IDEM. The current draft requires increased monitoring at the No. 8 Blast Furnace and the replacement of the large bell and one hot blast stove at the No. 8 Blast Furnace by December 31, 1999. The proposed penalty is $1,037,000 which resolves outstanding NOV's from 1994 to present and includes Stipulated Penalties from the Agreed Order signed in 1996. The second Agreed Order is presently expected to be finalized by the end of the first quarter 1999.

Clairton

     In 1987, USX and the PaDER entered into a consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pa. That consent Order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PaDER reached agreement to amend the consent Order. Under the amended Order, USX agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $2.2 million with another $3.9 million presently projected to complete the project.

Fairless Works

     In January 1992, USX commenced negotiations with the U.S. EPA regarding the terms of an Administrative Order on consent, pursuant to the RCRA, under which USX would perform a RFI and a CMS at Fairless Works. A Phase I RFI report was submitted during the third quarter of 1997. A Phase II/III RFI will be submitted following U.S. EPA approval. The RFI/CMS will determine whether there is a need for, and the scope of, any remedial activities at Fairless Works.

Fairfield Works

     In December 1995, USX reached an agreement in principle with the U.S. EPA and the DOJ with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by USX and the United States and filed with the court on December 11, 1997, under which USX will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000.

Mon Valley Works/Edgar Thomson Plant

     In September 1997, USX received a draft consent decree addressing issues raised in a NOV issued by the U.S. EPA in January 1997. The NOV alleged air quality violations at U. S. Steel's Edgar Thomson Plant, which is part of Mon Valley Works. The draft consent decree addressed these issues, including various operational requirements, which U.S. EPA believes are necessary to bring the plant into compliance. USX has begun implementing some of the compliance requirements identified by U.S. EPA. USX is meeting with U.S. EPA and other involved agencies to negotiate a consent decree and an appropriate penalty. USX and the U.S. EPA have tentatively agreed to a civil penalty of $1 million and the U.S. EPA is currently evaluating certain SEPs proposed by the company as a means of further reducing the final negotiated civil penalty.

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

   As of January 31, 1999, there were 76,871 registered holders of Marathon Stock and 59,874 registered holders of Steel Stock.

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

   See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 22. Dividends" on page U-23.

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

Item 6. SELECTED FINANCIAL DATA
        USX - Consolidated

                                                  Dollars in millions (except per share data)
                                                 ----------------------------------------------
                                                  1998      1997      1996      1995     1994
                                                 ------   -------   -------   -------  --------
Statement of Operations Data:
 Revenues(a) (b)....................             $28,335   $22,588   $22,977   $20,413   $19,055
 Income from operations(b)..........               1,517     1,705     1,779       726     1,174
 Includes:
   Inventory market valuation
   charges (credits)................                 267       284      (209)      (70)     (160)
   Impairment of long-lived assets..                   -         -         -       675         -
 Income from continuing operations..                 674       908       946       217       532
 Income (loss) from
   discontinued operations..........                   -        80         6         4       (31)
 Extraordinary loss.................                   -         -        (9)       (7)        -
 Net income.........................             $   674   $   988   $   943   $   214   $   501
 Noncash credit from exchange of
   preferred stock (c)..............                   -        10         -         -         -
 Dividends on preferred stock.......                  (9)      (13)      (22)      (28)      (31)
                                                 -------   -------   -------   -------   -------
 Net income applicable to
   common stocks....................             $   665   $   985   $   921   $   186   $   470

-----------
(a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets, gain on affiliate stock offering and other income.
(b) Excludes amounts for the Delhi Companies (sold in 1997), which have been reclassified as discontinued operations. See Note 5 to the USX Consolidated Financial Statements, on page U-11.
(c)  See Note 25 to the USX Consolidated Financial Statements, on page U-25.


Common Share Data
Marathon Stock:
 Income (loss) before extraordinary loss
   applicable to Marathon Stock...........  $  310  $  456  $  671  $ (87)  $  315
 Per share-basic (in dollars).............    1.06    1.59    2.33   (.31)    1.10
   -Diluted (in dollars)..................    1.05    1.58    2.31   (.31)    1.10

 Net income (loss) applicable to
   Marathon Stock.........................     310     456     664    (92)     315
 Per share-basic (in dollars).............    1.06    1.59    2.31   (.33)    1.10
   -Diluted (in dollars)..................    1.05    1.58    2.29   (.33)    1.10

 Dividends paid (in dollars)..............     .84     .76     .70    .68      .68
 Common Stockholders' Equity
   per share (in dollars).................   13.95   12.53   11.62   9.99    11.01

SELECTED FINANCIAL DATA (contd.)
USX - Consolidated (contd.)

                                          Dollars in millions (except per share data)
                                          --------------------------------------------
                                            1998     1997     1996     1995     1994
                                          --------  -------  -------  -------  -------

Steel Stock:
 Income before extraordinary loss
   applicable to Steel Stock............   $   355  $   449  $   253  $   279  $   176
 Per share-basic (in dollars)...........      4.05     5.24     3.00     3.53     2.35
   -Diluted (in dollars)................      3.92     4.88     2.97     3.43     2.33

 Net income applicable to
   Steel Stock..........................       355      449      251      277      176
 Per share-basic (in dollars)...........      4.05     5.24     2.98     3.51     2.35
   -Diluted (in dollars)................      3.92     4.88     2.95     3.41     2.33

 Dividends paid (in dollars)............      1.00     1.00     1.00     1.00     1.00
 Common Stockholders' Equity
   per share (in dollars)...............     23.66    20.56    18.37    16.10    12.01



Balance Sheet Data-December 31:
 Capital expenditures-for year..........   $ 1,580  $ 1,373  $ 1,168  $ 1,016  $ 1,033
 Total assets...........................    21,133   17,284   16,980   16,743   17,517
 Capitalization:
   Notes payable........................   $   145  $   121  $    81  $    40  $     1
   Total long-term debt.................     3,991    3,403    4,212    4,937    5,599
   Preferred stock of subsidiary(a).....       250      250      250      250      250
   Trust preferred securities(a)........       182      182        -        -        -
   Minority interest in MAP.............     1,590        -        -        -        -
   Redeemable Delhi Stock(b)............         -      195        -        -        -
   Preferred stock......................         3        3        7        7      112
   Common stockholders' equity..........     6,402    5,397    5,015    4,321    4,190
                                           -------  -------  -------  -------  -------
      Total capitalization..............   $12,563  $ 9,551  $ 9,565  $ 9,555  $10,152
                                           =======  =======  =======  =======  =======

 Ratio of earnings to fixed charges(c)..      3.47     4.11     3.90     1.62     2.18

 Ratio of earnings to combined fixed
   charges and preferred stock
   dividends(c).........................      3.36     3.92     3.62     1.49     2.01

-----------
(a)  See Note 25 to the USX Consolidated Financial Statements, on page U-25.
(b) On January 26, 1998, USX redeemed all of the outstanding shares of Delhi Stock. For additional information regarding Delhi Stock, see Income Per Common Share on page U-3, and Note 5 to the USX Consolidated Financial Statements, on page U-11.
(c) Amounts represent combined fixed charges and earnings from continuing operations.

SELECTED FINANCIAL DATA (contd.)
USX - Marathon Group


                                               Dollars in millions (except per share data)
                                               -------------------------------------------
                                                1998     1997     1996     1995      1994
                                               ------   ------   ------    -----     -----
Statement of Operations Data:
 Revenues(a).................................  $22,075  $15,754  $16,394   $13,913   $12,949
 Income from operations......................      938      932    1,296       147       776
 Includes:
  Inventory market valuation
   charges (credits).........................      267      284     (209)      (70)     (160)
  Impairment of long-lived assets............        -        -        -       659         -
 Income (loss) before extraordinary
  loss.......................................      310      456      671       (83)      321
 Net income (loss)...........................  $   310  $   456  $   664   $   (88)  $   321
 Dividends on preferred stock................        -        -        -        (4)       (6)
                                               -------  -------  -------   -------   -------
 Net income (loss) applicable to
  Marathon Stock.............................  $   310  $   456  $   664   $   (92)  $   315


Per Common Share Data

 Income (loss) before extraordinary
  loss
  - basic....................................  $  1.06  $  1.59  $  2.33   $  (.31)  $  1.10
  - diluted..................................     1.05     1.58     2.31      (.31)     1.10
 Net income (loss)-basic.....................     1.06     1.59     2.31      (.33)     1.10
  - diluted..................................     1.05     1.58     2.29      (.33)     1.10
 Dividends paid..............................      .84      .76      .70       .68       .68
 Common stockholders' equity.................    13.95    12.53    11.62      9.99     11.01

Balance Sheet Data-December 31:
 Capital expenditures-for year...............  $ 1,270  $ 1,038  $   751   $   642   $   753
 Total assets................................   14,544   10,565   10,151    10,109    10,951

 Capitalization:
  Notes payable..............................  $   132  $   108  $    59   $    31   $     1
  Total long-term debt.......................    3,515    2,893    2,906     3,720     4,038
  Preferred stock of subsidiary..............      184      184      182       182       182
  Minority interest in MAP...................    1,590        -        -         -         -
  Preferred stock............................        -        -        -         -        78
  Common stockholders' equity................    4,312    3,618    3,340     2,872     3,163
                                               -------  -------  -------   -------   -------
    Total capitalization.....................  $ 9,733  $ 6,803  $ 6,487   $ 6,805   $ 7,462
                                               =======  =======  =======   =======   =======

-------------
(a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets and other income.

SELECTED FINANCIAL DATA (contd.)
USX - U. S. Steel  Group

                                               Dollars in millions (except per share data)
                                               -------------------------------------------
                                                 1998     1997     1996     1995    1994
                                               ------   ------   ------   ------   ------
Statement of Operations  Data:
 Revenues(a).................................  $6,283   $6,941   $6,670   $6,557   $6,141
 Income from operations......................     579      773      483      582      388
 Includes:
  Impairment of long-lived assets............       -        -        -       16        -
 Income before extraordinary
  loss.......................................     364      452      275      303      201
 Net income..................................  $  364   $  452   $  273   $  301   $  201
 Noncash credit from exchange
 of preferred stock(b).......................       -       10        -        -       -
 Dividends on preferred stock................      (9)     (13)     (22)     (24)     (25)
                                               ------   ------   ------   ------   ------

 Net income applicable to
  Steel Stock................................  $  355   $  449   $  251   $  277   $  176


Per Common Share Data

 Income before extraordinary
  loss
  -basic.....................................  $ 4.05   $ 5.24   $ 3.00   $ 3.53   $ 2.35
  -diluted...................................    3.92     4.88     2.97     3.43     2.33
 Net income -basic...........................    4.05     5.24     2.98     3.51     2.35
  -diluted...................................    3.92     4.88     2.95     3.41     2.33
 Dividends paid..............................    1.00     1.00     1.00     1.00     1.00
 Common stockholders' equity.................   23.66    20.56    18.37    16.10    12.01

Balance Sheet Data-December 31:
 Capital expenditures-for year...............  $  310   $  261   $  337   $  324   $  248
 Total assets................................   6,693    6,694    6,580    6,521    6,480

 Capitalization:
  Notes payable..............................  $   13   $   13   $   18   $    8   $    -
  Total long-term debt.......................     476      510    1,087    1,016    1,453
  Preferred stock of subsidiary..............      66       66       64       64       64
  Trust Preferred Securities.................     182      182        -        -        -
  Preferred stock............................       3        3        7        7       32
  Common stockholders' equity................   2,090    1,779    1,559    1,337      913
                                               ------   ------   ------   ------   ------
   Total capitalization......................  $2,830   $2,553   $2,735   $2,432   $2,462
                                               ======   ======   ======   ======   ======

-----------
(a) Consists of sales, dividend and affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income.
(b)  See Note 25 to the USX Consolidated Financial Statements, on page U-25.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

         USX


                Index to Consolidated Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk


                                                                Page
                                                                ----

Management's Report..........................................    U-1

Audited Consolidated Financial Statements:

 Report of Independent Accountants............................   U-1

 Consolidated Statement of Operations.........................   U-2

 Consolidated Balance Sheet...................................   U-4

 Consolidated Statement of Cash Flows.........................   U-5

 Consolidated Statement of Stockholders' Equity...............   U-6

 Notes to Consolidated Financial Statements...................   U-8

Selected Quarterly Financial Data.............................  U-29

Principal Unconsolidated Affiliates...........................  U-30

Supplementary Information.....................................  U-30

Five-Year Operating Summary -- Marathon Group.................  U-35

Five-Year Operating Summary -- U. S. Steel Group..............  U-37

Five-Year Financial Summary...................................  U-38

Management's Discussion and Analysis..........................  U-39

Quantitative and Qualitative Disclosures About Market Risk....  U-61

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


             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying consolidated financial statements appearing on pages U-2 through U-28 present fairly, in all material respects, the financial position of USX Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



             PricewaterhouseCoopers LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 9, 1999

             Consolidated Statement of Operations

             (Dollars in millions)                                          1998      1997      1996

             Revenues:
              Sales (Note 6)                                              $27,887   $22,375   $22,743
              Dividend and affiliate income                                    96       105        99
              Gain on disposal of assets                                       82        94        71
              Gain on ownership change in
               Marathon Ashland Petroleum LLC (Note 3)                        245       --       --
              Gain on affiliate stock offering (Note 9)                      --         --         53
              Other income                                                     25        14        11
                                                                          -------   -------   -------
                Total revenues                                             28,335    22,588    22,977
                                                                          -------   -------   -------
             Costs and expenses:
              Cost of sales (excludes items shown below)                   20,712    16,047    16,930
              Selling, general and administrative expenses                    304       218       144
              Depreciation, depletion and amortization                      1,224       967       985
              Taxes other than income taxes                                 3,998     3,178     3,202
              Exploration expenses                                            313       189       146
              Inventory market valuation charges (credits) (Note 19)          267       284      (209)
                                                                          -------   -------   -------
                Total costs and expenses                                   26,818    20,883    21,198
                                                                          -------   -------   -------
             Income from operations                                         1,517     1,705     1,779
             Net interest and other financial costs (Note 7)                  279       347       421
             Minority interest in income of
              Marathon Ashland Petroleum LLC (Note 3)                         249       --        --
                                                                          -------   -------   -------
             Income from continuing operations before income taxes            989     1,358     1,358
             Provision for estimated income taxes (Note 13)                   315       450       412
                                                                          -------   -------   -------
             Income from continuing operations                                674       908       946
                                                                          -------   -------   -------
             Discontinued operations (Note 5):
              Income (loss) from operations (net of income tax)              --          (1)        6
              Gain on disposal (net of income tax)                           --          81     --
                                                                          -------   -------   -------
             Income from discontinued operations                             --          80         6
                                                                          -------   -------   -------
             Extraordinary loss (Note 8)                                     --        --           9
                                                                          -------   -------   -------
             Net income                                                       674       988       943
             Noncash credit from exchange of preferred stock (Note 25)       --          10      --
             Dividends on preferred stock                                      (9)      (13)      (22)
                                                                          -------   -------   -------
             Net income applicable to common stocks                       $   665   $   985   $   921

The accompanying notes are an integral part of these consolidated financial statements.



             Income Per Common Share

             (Dollars in millions, except per share data)     1998   1997   1996
             CONTINUING OPERATIONS
             Applicable to Marathon Stock:
              Income before extraordinary loss               $ 310  $ 456  $ 671
              Extraordinary loss                               --     --       7
                                                             -----  -----  -----
              Net income                                     $ 310  $ 456  $ 664
              Per Share Data
               Basic:
                Income before extraordinary loss             $1.06  $1.59  $2.33
                Extraordinary loss                             --     --     .02
                                                             -----  -----  -----
                Net income                                   $1.06  $1.59  $2.31
               Diluted:
                Income before extraordinary loss             $1.05  $1.58  $2.31
                Extraordinary loss                             --     --     .02
                                                             -----  -----  -----
                Net income                                   $1.05  $1.58  $2.29

             Applicable to Steel Stock:
              Income before extraordinary loss               $ 355  $ 449  $ 253
              Extraordinary loss                               --     --      2
                                                             -----  -----  -----
              Net income                                     $ 355  $ 449  $ 251
              Per Share Data
               Basic:
                Income before extraordinary loss             $4.05  $5.24  $3.00
                Extraordinary loss                             --     --     .02
                                                             -----  -----  -----
                Net income                                   $4.05  $5.24  $2.98
               Diluted:
                Income before extraordinary loss             $3.92  $4.88  $2.97
                Extraordinary loss                             --     --     .02
                                                             -----  -----  -----
                Net income                                   $3.92  $4.88  $2.95

             DISCONTINUED OPERATIONS
             Applicable to Delhi Stock:
              Income before extraordinary loss                      $79.7  $ 6.4
              Extraordinary loss                                      --      .5
                                                                    -----  -----
              Net income                                            $79.7  $ 5.9
              Per Share Data
               Basic:
                Income before extraordinary loss                    $8.43  $ .67
                Extraordinary loss                                    --     .06
                                                                    -----  -----
                Net income                                          $8.43  $ .61
               Diluted:
                Income before extraordinary loss                    $8.41  $ .67
                Extraordinary loss                                    --     .06
                                                                    -----  -----
                Net income                                          $8.41  $ .61

             See Note 24, for a description and computation of income per common share.
             The accompanying notes are an integral part of these consolidated financial statements.



             Consolidated Balance Sheet


             (Dollars in millions)                                                   December 31       1998      1997
             Assets
             Current assets:
               Cash and cash equivalents (Note 4)                                                   $   146   $    54
               Receivables, less allowance for doubtful accounts of
                $12 and $15 (Note 14)                                                                 1,663     1,417
               Inventories (Note 19)                                                                  2,008     1,685
               Deferred income tax benefits (Note 13)                                                   217       229
               Other current assets                                                                     172        87
                                                                                                    -------   -------
                  Total current assets                                                                4,206     3,472
             Investments and long-term receivables, less reserves of
               $10 and $15 (Note 15)                                                                  1,249     1,028
             Property, plant and equipment -- net (Note 18)                                          12,929    10,062
             Prepaid pensions (Note 11)                                                               2,413     2,247
             Other noncurrent assets                                                                    336       280
             Cash restricted for redemption of Delhi Stock (Note 5)                                    --         195
                                                                                                    -------   -------
                  Total assets                                                                      $21,133   $17,284

             Liabilities
             Current liabilities:
               Notes payable                                                                        $   145   $   121
               Accounts payable                                                                       2,478     2,011
               Distribution payable to minority shareholder of
                Marathon Ashland Petroleum LLC (Note 4)                                                 103       --
               Payroll and benefits payable                                                             480       521
               Accrued taxes                                                                            245       304
               Accrued interest                                                                          97        95
               Long-term debt due within one year (Note 17)                                              71       471
                                                                                                    -------   -------
                  Total current liabilities                                                           3,619     3,523
             Long-term debt (Note 17)                                                                 3,920     2,932
             Long-term deferred income taxes (Note 13)                                                1,579     1,353
             Employee benefits (Note 11)                                                              2,868     2,713
             Deferred credits and other liabilities                                                     720       736
             Preferred stock of subsidiary (Note 25)                                                    250       250
             USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
              convertible debentures of USX (Note 25)                                                   182       182

             Minority interest in Marathon Ashland Petroleum LLC (Note 3)                             1,590       --
             Redeemable Delhi Stock (Note 5)                                                           --         195

             Stockholders' Equity (Details on pages U-6 and U-7)
             Preferred stock (Note 26) --
               6.50% Cumulative Convertible issued -- 2,767,787 shares and
                2,962,037 shares ($138 and $148 liquidation preference, respectively)                     3         3
             Common stocks:
               Marathon Stock issued -- 308,458,835 shares and 288,786,343 shares
                (par value $1 per share, authorized 550,000,000 shares)                                 308       289
               Steel Stock issued -- 88,336,439  shares and 86,577,799 shares
                (par value $1 per share, authorized 200,000,000 shares)                                  88        86
               Securities exchangeable solely into Marathon Stock --
                issued -- 507,324 shares (Note 3)                                                         1       --
             Additional paid-in capital                                                               4,587     3,924
             Deferred compensation                                                                       (1)       (3)
             Retained earnings                                                                        1,467     1,138
             Accumulated other comprehensive income (loss)                                              (48)      (37)
                                                                                                    -------   -------
                  Total stockholders' equity                                                          6,405     5,400
                                                                                                    -------   -------
                  Total liabilities and stockholders' equity                                        $21,133   $17,284
                                                                                                    -------   -------

             The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Statement of Cash Flows

             (Dollars in millions)                                                                   1998      1997      1996

             Increase (decrease) in cash and cash equivalents
             Operating activities:
             Net income                                                                            $   674   $   988   $   943
             Adjustments to reconcile to net cash provided
              from operating activities:
               Minority interest in income of
                Marathon Ashland Petroleum LLC -- net of distributions                                  38       --        --
               Depreciation, depletion and amortization                                              1,224       987     1,012
               Exploratory dry well costs                                                              186        78        54
               Inventory market valuation charges (credits)                                            267       284      (209)
               Pensions and other postretirement benefits                                             (181)     (342)     (151)
               Deferred income taxes                                                                   184       228       257
               Gain on disposal of the Delhi Companies                                                 --       (287)      --
               Gain on ownership change in
                Marathon Ashland Petroleum LLC                                                        (245)      --        --
               Gain on disposal of assets                                                              (82)      (94)      (71)
               Gain on affiliate stock offering                                                        --        --        (53)
               Changes in: Current receivables -- sold                                                 (30)     (390)      --
                                               -- operating turnover                                   451        16      (170)
                              Inventories                                                               (6)      (39)       27
                              Current accounts payable and accrued expenses                           (497)       91        83
               All other --  net                                                                      (180)      (62)      (73)
                                                                                                   -------   -------   -------
                 Net cash provided from operating activities                                         1,803     1,458     1,649
                                                                                                   -------   -------   -------
             Investing activities:
             Capital expenditures                                                                   (1,580)   (1,373)   (1,168)
             Acquisition of Tarragon Oil and Gas Limited                                              (686)      --       --
             Proceeds from sale of the Delhi Companies                                                 --        752      --
             Disposal of assets                                                                         86       481       443
             Restricted cash -- withdrawals                                                            241       108      --
                             -- deposits                                                               (67)     (205)      (98)
             Affiliates -- investments                                                                (115)     (219)      (32)
                        -- loans and advances                                                         (104)      (46)       (6)
                        -- repayments of loans and advances                                             63         7        19
             All other --  net                                                                          12         6        43
                                                                                                   -------   -------   -------
                 Net cash used in investing activities                                              (2,150)     (489)     (799)
                                                                                                   -------   -------   -------
             Financing activities:
             Commercial paper and revolving credit arrangements -- net                                 724        41      (153)
             Other debt -- borrowings                                                                 1,036        11       191
                        -- repayments                                                                (1,445)     (786)     (711)
             Common stock -- issued                                                                     668        82        53
                          -- repurchased                                                               (195)      --       --
             Preferred stock repurchased                                                                (8)       --       --
             Dividends paid                                                                           (342)     (316)     (307)
                                                                                                   -------   -------   -------
                 Net cash provided from (used in) financing activities                                 438      (968)     (927)
                                                                                                   -------   -------   -------
             Effect of exchange rate changes on cash                                                     1        (2)        1
                                                                                                   -------   -------   -------
             Net increase (decrease) in cash and cash equivalents                                       92        (1)      (76)
             Cash and cash equivalents at beginning of year                                             54        55       131
                                                                                                   -------   -------   -------
             Cash and cash equivalents at end of year                                              $   146   $    54   $    55


             See Note 20, for supplemental cash flow information.

             The accompanying notes are an integral part of these consolidated financial statements.

             Consolidated Statement of Stockholders' Equity

             After the redemption of the USX -- Delhi Group Common Stock (Delhi Stock) on January 26, 1998 (Note 5), USX has two classes of common stock: USX -- Marathon Group Common Stock (Marathon Stock) and USX
             U. S. -- Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Marathon and U. S. Steel Groups, respectively. (See Note 10, for a description of the two Groups.) During 1998, USX issued 878,074 Exchangeable Shares (exchangeable solely into Marathon Stock) related to the purchase of a Canadian company. (See Note 3.)

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

                                                                   Dollars in millions                  Shares in thousands
                                                           -----------------------------------  ------------------------------------

                                                              1998        1997         1996        1998         1997         1996
                                                           ----------  -----------  ----------  -----------  -----------  ----------

             Preferred stock (Note 26) --
              6.50% Cumulative Convertible:
               Outstanding at beginning of year                 $   3       $   7        $   7       2,962        6,900        6,900

               Repurchased                                        --          --          --          (194)        --          --
               Exchanged for trust preferred securities           --          (4)         --           --       (3,938)        --
                                                                -----       -----        -----     -------      -------   ----------

               Outstanding at end of year                       $   3       $   3        $   7       2,768        2,962        6,900

                                                                -----       -----        -----     -------      -------   ----------

             Common stocks:
              Marathon Stock:
               Outstanding at beginning of year                 $ 289       $ 288        $ 287     288,786      287,525      287,398

               Issued in public offering                           17         --           --       17,000         --          --
               Issued for:
                Employee stock plans                                2           1            1       2,236        1,209          127

                Dividend Reinvestment Plan                        --          --           --           66           52        --
                Exchangeable Shares                               --          --           --          371         --          --
                                                                -----       -----        -----     -------      -------   ----------

               Outstanding at end of year                       $ 308       $ 289        $ 288     308,459      288,786      287,525

                                                                -----       -----        -----     -------      -------   ----------

              Steel Stock:
               Outstanding at beginning of year                 $  86       $  85        $  83      86,578       84,885       83,042

               Issued for:
                Employee stock plans                                2           1            2       1,733        1,416        1,649

                Dividend Reinvestment Plan                        --          --           --           25          277          194

                                                                -----       -----        -----     -------      -------   ----------

               Outstanding at end of year                       $  88       $  86        $  85      88,336       86,578       84,885

                                                                -----       -----        -----     -------      -------   ----------

              Delhi Stock:
               Outstanding at beginning of year                 $ --        $   9        $   9        --          9,448        9,447

               Issued (canceled) for employee stock plans         --          --           --         --             (3)           1

               Reclassified to redeemable Delhi Stock             --           (9)         --         --         (9,445)       --
                                                                -----       -----        -----     -------      -------   ----------

               Outstanding at end of year                       $ --        $ --         $   9        --          --           9,448
                                                                -----       -----        -----     -------      -------   ----------

              Securities exchangeable solely into
               Marathon Stock:
               Issued to acquire Tarragon stock                 $   1       $ --         $ --         878         --         --
               Exchanged for Marathon Stock                       --          --           --        (371)        --         --
                                                                -----       -----        -----     -------      -------   ----------

               Outstanding at end of year                       $   1       $ --         $ --         507          --         --
                                                                -----       -----        -----     -------      -------   ----------


                        (Table continued on next page)

                                                               Stockholders' Equity               Comprehensive Income
             (Dollars in millions)                       1998         1997         1996        1998        1997       1996
              Additional paid-in capital:
               Balance at beginning of year            $3,924        $4,150       $4,094
               Marathon Stock issued                      598            38            3
               Steel Stock issued                          57            52           53
               Exchangeable Shares:
                Issued                                     28          --           --
                Exchanged for Marathon Stock              (12)         --           --
               6.50% preferred stock:
                Repurchased                                (8)         --           --
                Exchanged for trust preferred
                 securities                              --            (188)        --
               Reclassified to redeemable Delhi
                Stock                                    --            (128)        --
                                                       ------        ------       ------
               Balance at end of year                  $4,587        $3,924       $4,150
                                                       ------        ------       ------
              Deferred compensation (Note 21)          $   (1)       $   (3)      $   (4)
                                                       ------        ------       ------
              Retained earnings:
               Balance at beginning of year            $1,138        $  517       $ (116)
               Net income                                 674           988          943       $ 674     $ 988      $ 943
               Dividends on preferred stock                (9)          (13)        (22)
               Dividends on Marathon Stock
                (per share: $.84 in 1998,
                $.76 in 1997 and $.70 in 1996)           (248)         (219)       (201)
               Dividends on Steel Stock (per
                share $1.00)                              (88)          (86)        (85)
               Dividends on Delhi Stock
                (per share: $.15 in 1997
                and $.20 in 1996)                        --              (1)         (2)
               Reclassified to redeemable Delhi
                Stock                                    --             (58)        --
               Noncash credit from exchange of
                preferred stock                          --              10         --
                                                       ------        ------       ------
               Balance at end of year                  $1,467        $1,138       $  517
                                                       ------        ------       ------
              Accumulated other comprehensive
               income (loss):
               Minimum pension liability
                adjustments:
                Balance at beginning of year           $  (32)       $  (22)     $  (23)
                Changes during year, net of
                 taxes/(a)/                                (5)          (10)          1           (5)      (10)         1
                                                       ------        ------       ------      ------    ------     ------
                Balance at end of year                    (37)          (32)        (22)
                                                       ------        ------       ------
               Foreign currency translation
                adjustments:
                Balance at beginning of year           $   (8)       $   (8)      $  (8)
                Changes during year, net of
                 taxes/(a)/                                (3)         --           --            (3)     --         --
                                                       ------        ------       ------      ------    ------     ------
                Balance at end of year                    (11)           (8)         (8)
                                                       ------        ------       ------
               Unrealized holding gains on
                investments:
                Balance at beginning of year           $    3        $ --         $ --
                Changes during year, net of
                 taxes/(a)/                                 2             3         --             2         3       --
                                                       ------        ------       ------      ------    ------     ------
                Reclassification adjustment for
                  gains included in net income             (5)         --           --            (5)     --         --
                                                       ------        ------       ------      ------    ------     ------
                Balance at end of year                   --               3         --
                                                       ------        ------       ------
                   Total balances at end of year       $  (48)       $  (37)      $  (30)
                                                       ------        ------       ------
                   Total comprehensive income/(b)/                                            $  663    $  981     $  944

              Total stockholders' equity               $6,405        $5,400       $5,022
                                                       ------        ------       ------


              (a) Related income tax provision (credit):        1998        1997        1996
                                                               ------      ------      ------
                   Minimum pension liability
                   adjustments                                 $    3      $    5      $  --
                   Foreign currency translation
                   adjustments                                      4        --           --
                   Unrealized holding gains on
                   investments                                      2          (1)        --

             (b) Total comprehensive income by Group:
                 Marathon Group                                $  306      $  457      $  665
                 U. S. Steel Group                                357         444         273
                 Delhi Group                                     --            80           6
                                                               ------       ------      ------
                  Total                                         $ 663      $  981      $  944
                                                               ======      ======      ======


             The accompanying notes are an integral part of these consolidated financial statements.

                Notes to Consolidated Financial Statements

1. Summary of Principal Accounting Policies

             Principles applied in consolidation -- The consolidated financial statements include the accounts of USX Corporation and the majority-owned subsidiaries which it controls (USX).

                       Investments in unincorporated oil and gas joint ventures,
             undivided interest pipelines and jointly owned gas processing plants are consolidated on a pro rata basis.

                       Investments in other entities over which USX has
             significant influence are accounted for using the equity method of accounting and are carried at USX's share of net assets plus loans and advances.

                       Investments in other companies whose stock is publicly
             traded are carried at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

             Use of estimates -- Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Additionally, certain estimated liabilities are recorded when management commits to a plan to close an operating facility or to exit a business activity. Actual results could differ from the estimates and assumptions used.

             Revenue recognition -- Revenues principally include sales, dividend and affiliate income, gains or losses on the disposal of assets and gains or losses from changes in ownership interests.

                       Sales are recognized when products are shipped or
             services are provided to customers. Consumer excise taxes on petroleum products and merchandise and matching crude oil and refined products buy/sell transactions settled in cash are included in both revenues and costs and expenses, with no effect on income.

                       Dividend and affiliate income includes USX's
             proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.

                       When long-lived assets depreciated on an individual basis
             are sold or otherwise disposed of, any gains or losses are reflected in income. Such gains or losses on the disposal of long-lived assets are recognized when title passes to the buyer and, if applicable, all significant regulatory approvals are received. Proceeds from disposal of long-lived assets depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

                       Gains or losses from a change in ownership of a
             consolidated subsidiary or an unconsolidated affiliate are recognized in revenues in the period of change.

                Cash and cash equivalents -- Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

                Inventories -- Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                Derivative instruments -- USX engages in commodity and currency risk management activities within the normal course of its businesses as an end-user of derivative instruments (Note 27). Management is authorized to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, nonferrous metals and electricity through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. USX's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Derivative instruments relating to fixed price sales of equity production are marked-to-market in the current period and the related income effects are included within income from operations. All other changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis.

                       Forward exchange contracts are used to manage currency
             risks related to commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the underlying transaction; all other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. Forward exchange contract values are included in receivables or payables, as appropriate.

                       Recorded deferred gains or losses are reflected within
             other current and noncurrent assets or accounts payable and deferred credits and other liabilities. Cash flows from the use of derivative instruments are reported in the same category as the hedged item in the statement of cash flows.

             Exploration and development -- USX follows the successful efforts method of accounting for oil and gas exploration and development.

             Gas balancing -- USX follows the sales method of accounting for gas production imbalances.

             Long-lived assets -- Except for oil and gas producing properties, depreciation is generally computed on the straight-line method based upon estimated lives of assets. USX's method of computing depreciation for steel producing assets modifies straight-line depreciation based on the level of production. The modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

                       Depreciation and depletion of oil and gas producing
             properties are computed using predetermined rates based upon estimated proved oil and gas reserves applied on a units-of-
             production method.   Depletion of mineral properties, other than
             oil and gas, is based on rates which are expected to amortize cost over the estimated tonnage of minerals to be removed.

                       USX evaluates impairment of its oil and gas producing
             assets primarily on a field-by-field basis. Other assets are evaluated on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

             Environmental liabilities -- USX provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted in certain instances. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based on production of estimated proved oil and gas reserves.

             Postemployment benefits -- USX recognizes an obligation to provide postemployment benefits, primarily for disability-related claims covering indemnity and medical payments. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions, including an appropriate discount rate, analogous to the required methodology for measuring pension and other postretirement benefit obligations. Actuarial gains and losses are deferred and amortized over future periods.

             Insurance -- USX is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

             Reclassifications -- Certain reclassifications of prior years' data have been made to conform to 1998 classifications.


2. New Accounting Standards

             The following accounting standards were adopted by USX:

                Reporting comprehensive income -- Effective January 1,
                1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Standard establishes requirements for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. See required disclosures on page U-7.

                Disclosures of operating segments -- USX adopted in 1998, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes new standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The most significant new requirement of this Standard is that reportable operating segments be based on an enterprise's internally reported business segments. USX has complied with SFAS No. 131 by disclosing Group operating segments and other required data at Note 10.

                Disclosures of postretirement benefits -- USX adopted in 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises and standardizes the reporting requirements for postretirement benefits. However, the Standard does not change the measurement and recognition of those benefits. USX has complied with SFAS No. 132 by disclosing pension and other postretirement benefits at Note 11.

                Environmental remediation liabilities -- Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, USX identified additional environmental remediation liabilities of $46 million, of which $28 million was discounted to a present value of $13 million and $18 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect of adoption on income from operations at January 1, 1997, was $27 million.

                Stock-based compensation -- Effective January 1, 1996, USX adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which establishes a fair value based method of accounting for employee stock-based compensation plans. The Standard permits companies to continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided certain disclosures are made. USX has complied with SFAS No. 123 by following the accounting provisions of APB No. 25 and including the required disclosures at Note 21.

                       In June 1998, the Financial Accounting Standards Board
             issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. SFAS No. 133 requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently employed by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. USX plans to adopt SFAS No. 133 effective January 1, 2000, as required.

3. Business Combinations

             In August 1998, Marathon Oil Company (Marathon) acquired
             Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Securityholders of Tarragon received, at their election, Cdn$14.25 for each Tarragon share, or the economic equivalent in Exchangeable Shares of an indirect Canadian subsidiary of Marathon, which are exchangeable solely on a one-for-one basis into Marathon Stock. The purchase price included cash payments of $686 million, issuance of 878,074 Exchangeable Shares valued at $29 million and the assumption of $345 million in debt.

                       The Exchangeable Shares are exchangeable at the option of
             the holder at any time and automatically redeemable on August 11, 2003 (and, in certain circumstances, as early as August 11, 2001). The holders of Exchangeable Shares are entitled to receive declared dividends equivalent to dividends declared from time to time by USX on Marathon Stock.

                       USX accounted for the acquisition using the purchase
             method of accounting. The 1998 results of operations include the operations of Marathon Canada Limited, formerly known as Tarragon, commencing August 12, 1998.

                       During 1997, Marathon and Ashland Inc. (Ashland) agreed
             to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million, which is included in 1998 revenues.

                       In connection with the formation of MAP, Marathon and
             Ashland entered into a Limited Liability Company Agreement dated January 1, 1998 (the LLC Agreement). The LLC Agreement provides for an initial term of MAP expiring on December 31, 2022 (25 years from its formation). The term will automatically be extended for ten-year periods, unless a termination notice is given by either party.

                       Also in connection with the formation of MAP, the parties
             entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon or USX debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

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

             (In millions, except per share amounts)                 1998           1997

             Revenues                                         $     28,429         $30,167
             Net income                                                643/(a)/        989/(a)/
             Net income per common share of Marathon Stock --
              Basic and diluted                                        .95            1.58

             /(a)/Excluding the pro forma inventory market valuation
                  adjustment, pro forma net income would have been $747 million in 1998 and $1,151 million in 1997. Reported net income, excluding the reported inventory market valuation adjustment, would have been $778 million in 1998 and $1,167 million in 1997.

4. Transactions Between MAP and Ashland

                At December 31, 1998, MAP included in their cash and cash
             equivalents, a $103 million demand note invested with Ashland, which is payable March 15, 1999.

                       During 1998, MAP's petroleum products' sales to Ashland
             were $185 million and MAP's purchases of products and services from Ashland were $45 million. These transactions were conducted on an arm's-length basis.

                       At December 31, 1998, MAP had current receivables from
             Ashland of $22 million and current payables, including distributions payable, to Ashland of $106 million.

5. Discontinued Operations

                Effective October 31, 1997, USX sold its stock in Delhi Gas
             Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group (Delhi Companies). The transaction involved a gross purchase price of $762 million. Under the USX Restated Certificate of Incorporation (USX Certificate), USX was required to elect one of three options to return the value of the net proceeds received in the transaction to the holders of shares in Delhi Stock (Delhi shareholders). Of the three options, USX elected to use the net proceeds of $195 million, or $20.60 per share, to redeem all shares of Delhi Stock. The net proceeds were distributed to the Delhi shareholders on January 26, 1998. After the redemption, 50,000,000 shares of Delhi Stock remain authorized but unissued.

                       The sale of the Delhi Companies resulted in a gain on
             disposal of $81 million, net of $206 million income taxes.

                       As of December 31, 1997, the balance sheet of the Delhi
             Group consisted of cash restricted for the redemption of Delhi Stock of $195 million and redeemable Delhi Stock in an equal and offsetting amount.

                       The financial results of the Delhi Group have been
             reclassified as discontinued operations for the 1997 and 1996 periods presented in the Consolidated Statement of Operations and are summarized as follows:

                                                                          Year Ended
                                                                         December 31
                                                              ----------------------
             (In millions)                                     1997/(a)/      1996

             Revenues                                            $1,205       $1,062
             Costs and expenses                                   1,190        1,031
                                                                 ------       ------
             Income from operations                                  15           31
             Net interest and other financial costs                  23           21
                                                                 ------       ------
             Income (loss) before income taxes                       (8)          10
             Provision (credit) for estimated income taxes           (7)           4
                                                                 ------       ------
             Net income (loss)                                   $   (1)      $    6

             /(a)/Represents ten months of operations.

6. Revenues

             The items below are included in revenues and costs and expenses, with no effect on income.



             (In millions)                                                                                1998       1997     1996
             Matching crude oil and refined product
              buy/sell transactions settled in cash                                                     $3,948     $2,436   $2,912
             Consumer excise taxes on petroleum products
              and merchandise                                                                            3,581      2,736    2,768


7. Other Items



             (In millions)                                                                                1998       1997     1996
             Net interest and other financial costs from continuing operations
               Interest and other financial income:
                 Interest income                                                                        $   35     $   11   $    8
                 Other                                                                                       4         (6)      (1)
                                                                                                        ------     ------   ------
                   Total                                                                                    39          5        7
                                                                                                        ------     ------   ------
               Interest and other financial costs:
                 Interest incurred                                                                         325        289      345
                 Less interest capitalized                                                                  46         31       11
                                                                                                        ------     ------   ------
                   Net interest                                                                            279        258      334
                 Interest on tax issues                                                                     21         20       14
                 Financial costs on trust preferred securities                                              13         10      --
                 Financial costs on preferred stock of subsidiary                                           22         21       21
                 Amortization of discounts                                                                   6          6        9
                 Expenses on sales of accounts receivable                                                   21         40       40
                 Adjustment to settlement value of indexed debt                                            (44)       (10)       6
                 Other                                                                                     --           7        4
                                                                                                        ------     ------   ------
                   Total                                                                                   318        352      428
                                                                                                        ------     ------   ------
               Net interest and other financial costs                                                   $  279     $  347   $  421

                Foreign currency transactions

                       For 1998, 1997 and 1996, the aggregate foreign currency transaction gains (losses) included in determining income from continuing operations were $13 million, $4 million and $(24) million, respectively.

8. Extraordinary Loss

                On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of 8-1/2% Sinking Fund Debentures, resulting in a 1996 extraordinary loss of $9 million, net of a $5 million income tax benefit.

9. Gain on Affiliate Stock Offering

                In 1996, an aggregate of 6.9 million shares of RTI International Metals, Inc. (RTI) (formerly RMI Titanium Company) common stock was sold in a public offering at a price of $18.50 per share and total net proceeds of $121 million. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. USX recognized a total pretax gain of $53 million, of which $34 million was attributable to the shares sold by USX and $19 million was attributable to the increase in value of USX's investment as a result of the shares sold by RTI. The income tax effect related to the total gain was $19 million. As a result of this transaction, USX's ownership in RTI decreased from approximately 50% to 27%. USX continues to account for its investment in RTI under the equity method of accounting.

10. Group and Segment Information

After the redemption of the Delhi Stock on January 26, 1998, USX has two classes of common stock: Marathon Stock and Steel Stock, which are intended to reflect the performance of the Marathon Group and the U. S. Steel Group, respectively.

A description of each group and its products and services is as follows:

   Marathon Group -- The Marathon Group includes Marathon Oil Company and certain other subsidiaries of USX. Marathon Group revenues as a percentage of total consolidated USX revenues were 78% in 1998, 69% in 1997 and 71% in 1996. For information on sales by product line, see table of revenues on page U-49 of Management's Discussion and Analysis.

   U. S. Steel Group -- The U. S. Steel Group consists of U. S. Steel, the largest domestic integrated steel producer. U. S. Steel Group revenues as a percentage of total consolidated USX revenues were 22% in 1998, 31% in 1997 and 29% in 1996. For information on sales by product line, see table of revenues on page U-56 of Management's Discussion and Analysis.


Group Operations:



                                                                      Income
                                                                       From              Net             Capital
(In millions)                        Year         Revenues          Operations         Income         Expenditures          Assets
-----------------------------------------------------------------------------------------------------------------------------------
      Marathon Group                 1998          $22,075              $  938           $310               $1,270         $14,544
                                     1997           15,754                 932            456                1,038          10,565
                                     1996           16,394               1,296            664                  751          10,151
-----------------------------------------------------------------------------------------------------------------------------------
     U. S. Steel Group               1998            6,283                 579            364                  310           6,693
                                     1997            6,941                 773            452                  261           6,694
                                     1996            6,670                 483            273                  337           6,580
-----------------------------------------------------------------------------------------------------------------------------------
      Adjustments for                1998              (23)                --             --                   --             (104)
       Discontinued                  1997             (107)                --              80                   74              25
      Operations and                 1996              (87)                --               6                   80             249
       Eliminations
-----------------------------------------------------------------------------------------------------------------------------------
         Total USX                   1998          $28,335              $1,517           $674               $1,580         $21,133
        Corporation                  1997           22,588               1,705            988                1,373          17,284
                                     1996           22,977               1,779            943                1,168          16,980
-----------------------------------------------------------------------------------------------------------------------------------

Operating Segments:

USX's reportable operating segments are business units within the Marathon and
U. S. Steel Groups, each providing their own unique products and services. Each operating segment is independently managed and requires different technology and marketing strategies. Segment income represents income from operations allocable to operating segments. The following items included in income from operations are not allocated to operating segments:

     .  Gain on ownership change in MAP

     .  Gain on affiliate stock offering

     . Pension credits associated with pension plan assets and liabilities allocated to pre-1987 retirees and former businesses

     .  Certain costs related to former U. S. Steel Group business activities

     . Certain general and administrative costs related to all Marathon Group operating segments in excess of amounts billed to MAP under service contracts and amounts charged out to operating segments under Marathon's shared services procedures

     . USX corporate general and administrative costs. These costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

     .  Inventory market valuation adjustments

     . Certain other items not allocated to operating segments for business performance reporting purposes

The Marathon Group's operations consists of three reportable operating segments:
1) Exploration and Production -- explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation -- refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses. Other Energy Related Businesses is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation -- markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation -- develops, constructs and operates independent electric power projects worldwide. The U. S. Steel Group consists of a single operating segment, U. S. Steel. U. S. Steel is engaged in the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; engineering and consulting services; and real estate development and management.

                                                                            Refining,       Other
                                                             Exploration    Marketing       Energy     Total
                                                                 and           and         Related    Marathon
(In millions)                                                 Production   Transportation  Businesses  Segments  U. S. Steel   Total

------------------------------------------------------------------------------------------------------------------------------------

1998
Revenues:
Customer                                                          $2,085         $19,290        $306   $21,681       $6,180  $27,861

Intersegment/(a)/                                                    144              10          17       171          --       171

Intergroup/(a)/                                                       13            --             7        20            2       22

Equity in earnings of
 unconsolidated affiliates                                             2              12          14        28           46       74

Other                                                                 26              40          11        77           55      132

                                                                  ------         -------        ----   -------       ------  -------

  Total revenues                                                  $2,270         $19,352        $355   $21,977       $6,283  $28,260

                                                                  ------         -------        ----   -------       ------  -------

Segment income                                                    $  278         $   896        $ 33   $ 1,207       $  330  $ 1,537

Significant noncash items included in
 segment income:
Depreciation, depletion and amortization/(b)/                        581             272           6       859          283    1,142

Pension expenses/(c)/                                                  3              16           2        21          187      208

Capital expenditures/(d)/                                            839             410           8     1,257          305    1,562

Affiliates -- investments/(e)/                                      --                22          17        39           71      110

------------------------------------------------------------------------------------------------------------------------------------

1997
Revenues:
Customer                                                          $1,575         $13,606        $381   $15,562       $6,812  $22,374

Intersegment/(a)/                                                    619            --           --        619          --       619

Intergroup/(a)/                                                       99            --             6       105            2      107

Equity in earnings of
 unconsolidated affiliates                                            14               4           7        25           69       94

Other                                                                  7              20          30        57           58      115

                                                                  ------         -------        ----   -------       ------  -------

  Total revenues                                                  $2,314         $13,630        $424   $16,368       $6,941  $23,309

                                                                  ------         -------        ----   -------       ------  -------

Segment income                                                    $  773         $   563        $ 48   $ 1,384       $  618  $ 2,002

Significant noncash items included in
 segment income:
Depreciation, depletion and amortization/(b)/                        469             173           7       649          303      952

Pension expenses/(c)/                                                  3               8           1        12          169      181

Capital expenditures/(d)/                                            810             205           6     1,021          256    1,277

Affiliates -- investments/(e)/                                       114            --            73       187           26      213

------------------------------------------------------------------------------------------------------------------------------------

1996
Revenues:
Customer                                                          $1,765         $14,130        $299   $16,194       $6,535  $22,729

Intersegment/(a)/                                                    776            --           --        776          --       776

Intergroup/(a)/                                                       83            --             4        87          --        87

Equity in earnings of
 unconsolidated affiliates                                             6               8          11        25           66       91

Other                                                                 10              13          13        36           16       52

                                                                  ------         -------        ----   -------       ------  -------

  Total revenues                                                  $2,640         $14,151        $327   $17,118       $6,617  $23,735

                                                                  ------         -------        ----   -------       ------  -------

Segment income                                                    $  900         $   249        $ 57   $ 1,206       $  248  $ 1,454

Significant noncash items included in
 segment income:
Depreciation, depletion and amortization/(b)/                        499             173           6       678          292      970

Pension expenses/(c)/                                                  2               8           1        11          172      183

Capital expenditures/(d)/                                            504             234           3       741          336    1,077

Affiliates -- investments/(e)/                                        20            --            11        31          --        31

------------------------------------------------------------------------------------------------------------------------------------

/(a)/Intersegment and intergroup sales and transfers were conducted on an arm's-length basis.
/(b)/Differences between segment totals and consolidated totals represent amounts included in administrative expenses and, in 1998, international exploration and production property impairments.
/(c)/Differences between segment totals and consolidated totals represent unallocated pension credits and amounts included in administrative expenses.
/(d)/Differences between segment totals and consolidated totals represent amounts related to corporate administrative activities and, in 1997 and 1996, discontinued operations.
/(e)/Differences between segment totals and consolidated totals represent amounts related to corporate administrative activities.

  The following schedule reconciles segment revenues and income to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                                                    Marathon Group                 U. S. Steel Group
(In millions)                                               1998         1997       1996       1998       1997      1996
Revenues:
Revenues of reportable segments                           $21,977      $16,368     $17,118    $6,283     $6,941    $6,617
Items not allocated to segments:
 Gain on ownership change in MAP                              245         --          --        --         --        --
 Gain on affiliate stock offering                            --           --          --        --         --          53
 Other                                                         24         --            35      --         --        --
Elimination of intersegment revenues                         (171)        (619)       (776)     --         --        --
Administrative revenues                                      --              5          17      --         --        --
                                                          ------       -------     -------    ------     ------    ------
  Total Group revenues                                    $22,075      $15,754     $16,394    $6,283     $6,941    $6,670
                                                          -------      -------     -------    ------     ------    ------
Income:
Income for reportable segments                            $ 1,207      $ 1,384     $ 1,206    $  330     $  618    $  248
Items not allocated to segments:
 Gain on ownership change in MAP                              245         --          --        --         --        --
 Gain on affiliate stock offering                            --           --          --        --         --          53
 Administrative expenses                                     (106)        (168)       (133)      (24)       (33)      (28)
 Pension credits                                             --           --          --         373        313       330
 Costs related to former business activities                 --           --          --        (100)      (125)     (120)
 Inventory market valuation adjustments                      (267)        (284)        209      --         --        --
 Other/(a)/                                                  (141)        --            14      --         --        --
                                                          -------      -------     -------    ------     ------    ------
  Total Group income from operations                      $   938      $   932     $ 1,296    $  579     $  773    $  483
-----------------------------------------------------------------------------------------------------------------------------------

/(a)/Represents international exploration and production property impairments, suspended exploration well write-offs, gas contract settlement and MAP transition charges in 1998. Represents net gains on certain asset sales, charges for withdrawal from a nonprofit oil spill response group and certain state tax adjustments in 1996.

Geographic Area:
  The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                                                                    Revenues
                                                                                                   ----------
                                                                                        Within      Between
                                                                                      Geographic   Geographic
(In millions)                                                                  Year     Areas       Areas      Total    Assets/(a)/
------------------------------------------------------------------------------------------------------------------------------------

Marathon Group:
   United States                                                                1998     $21,296   $   --      $21,296       $ 7,675

                                                                                1997      15,034       --       15,034         5,588

                                                                                1996      15,509       --       15,509         5,192

   United Kingdom                                                               1998         532       --          532         1,788

                                                                                1997         698       --          698         1,932

                                                                                1996         859       --          859         2,002

   Other Foreign Countries                                                      1998         247        420        667         1,497

                                                                                1997          22         39         61           444

                                                                                1996          26         43         69           270

   Eliminations                                                                 1998       --          (420)      (420)        --
                                                                                1997       --           (39)       (39)        --
                                                                                1996       --           (43)       (43)        --
   Total Marathon Group                                                         1998     $22,075   $   --      $22,075       $10,960

                                                                                1997      15,754       --       15,754         7,964

                                                                                1996      16,394       --       16,394         7,464

------------------------------------------------------------------------------------------------------------------------------------

U. S. Steel Group:
   United States                                                                1998     $ 6,266   $   --      $ 6,266       $ 3,043

                                                                                1997       6,926       --        6,926         3,023

                                                                                1996       6,642       --        6,642         3,024

   Foreign Countries                                                            1998          17       --           17            69

                                                                                1997          15       --           15             1

                                                                                1996          28       --           28             2

   Total U. S. Steel Group                                                      1998     $ 6,283   $   --      $ 6,283       $ 3,112

                                                                                1997       6,941       --        6,941         3,024

                                                                                1996       6,670       --        6,670         3,026

------------------------------------------------------------------------------------------------------------------------------------

Adjustments for Discontinued                                                    1998     $   (23)  $   --      $   (23)  $     --
  Operations and Eliminations                                                   1997        (107)      --         (107)        --
                                                                                1996         (87)      --          (87)          557

------------------------------------------------------------------------------------------------------------------------------------

Total USX Corporation                                                           1998     $28,335   $   --      $28,335       $14,072

                                                                                1997      22,588       --       22,588        10,988

                                                                                1996      22,977       --       22,977        11,047

------------------------------------------------------------------------------------------------------------------------------------

/(a)/Includes property, plant and equipment and investments in affiliates.

11. Pensions and Other Postretirement Benefits

             USX has noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans are primarily based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits based upon a percent of total career pensionable earnings cover certain participating salaried employees.

                       USX also has defined benefit retiree health and life
             insurance plans (other benefits) covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. For most union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers and benefits required to be funded by union contracts, most other benefits have not been prefunded.

                                                                    Pension Benefits              Other Benefits
                                                                 ------------------------       ------------------
             (In millions)                                          1998           1997          1998       1997
             Change in benefit obligations
             Benefit obligations at January 1                    $   8,085        $ 7,885       $ 2,451    $ 2,417
             Service cost                                              119             96            27         21
             Interest cost                                             544            562           172        175
             Plan amendments                                            14             37           (30)      --
             Actuarial (gains) losses                                  637            462           164        (11)
             Acquisition                                               145           --              98       --
             Settlement, curtailment and termination benefits           10              4             7       --
             Benefits paid                                            (925)          (961)         (160)      (151)
                                                                 ---------        -------       -------    -------
             Benefit obligations at December 31                  $   8,629        $ 8,085       $ 2,729    $ 2,451

             Change in plan assets
             Fair value of plan assets at January 1              $  10,925        $ 9,849       $   258    $   111
             Actual return on plan assets                            1,507          1,972            31         19
             Acquisition                                                55           --            --         --
             Employer contributions                                     (6)            44          --          150
             Benefits paid                                            (907)          (940)          (24)       (22)
                                                                 ---------        -------       -------    -------
             Fair value of plan assets at December 31            $  11,574        $10,925       $   265    $   258

             Funded status of plans at December 31               $   2,945/(a)/   $ 2,840/(a)/  $(2,464)   $(2,193)
             Unrecognized net gain from transition                    (175)          (249)         --         --
             Unrecognized prior service costs (credits)                566            628           (38)        (7)
             Unrecognized net actuarial gains                         (993)          (993)          (81)      (254)
             Additional minimum liability/(b)/                         (75)           (79)         --         --
                                                                 ---------        -------       -------    -------
             Prepaid (accrued) benefit cost                      $   2,268        $ 2,147       $(2,583)   $(2,454)
                                                                 ---------        -------       -------    -------


             /(a)/Includes several small plans that have accumulated
                   benefit obligations in excess of plan assets:
                    Projected benefit obligation (PBO)           $    (120)       $  (151)
                    Plan assets                                         --             24
                                                                 ---------        -------
                     PBO in excess of plan assets                $    (120)       $  (127)
             /(b)/Additional minimum liability recorded
                   was offset by the following:
                    Intangible asset                             $      18        $    30
                                                                 ---------        -------
                    Accumulated other comprehensive income (losses):
                     Beginning of year                           $     (32)       $   (22)
                     Change during year (net of tax)                    (5)           (10)
                                                                 ---------        -------
                     Balance at end of year                      $     (37)       $   (32)


                                                                      Pension Benefits                     Other Benefits
             (In millions)                                   1998          1997        1996       1998        1997        1996
             Components of net periodic
              benefit cost (credit)
             Service cost                                  $   119        $    96    $   104     $  27       $   21       $  26
             Interest cost                                     544            562        568       172          175         183
             Return on plan assets -- actual                (1,507)        (1,972)    (1,275)      (31)        (19)         (12)
                                   -- deferred gain            631          1,144        422        10           8            1
             Amortization of unrecognized (gains) losses         7              3          7       (12)        (12)           2
             Multiemployer and other USX plans                   6              6          6        13/(a)/     15/(a)/      15/(a)
             Settlement and termination costs                   10/(b)/         4          6        --          --          --
                                                             -----        -------    -------     -----       -----        -----
             Net periodic benefit cost (credit)              $(190)       $  (157)   $  (162)    $ 179       $ 188        $ 215


             /(a)/Represents payments to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $103 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.
             /(b)/Represents costs of the U. S. Steel Group 1998 voluntary early retirement program.

                                                         Pension Benefits     Other Benefits
                                                          1998       1997     1998       1997

             Actuarial assumptions at December 31:
             Discount rate                                6.5%        7.0%     6.5%       7.0%
             Expected annual return on plan assets        9.0%        9.5%     9.0%       9.5%
             Increase in compensation rate                4.0%        4.0%     4.0%       4.0%

                       For measurement purposes, an 8% annual rate of increase
             in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

                       A one-percentage-point change in assumed health care cost
             trend rates would have the following effects:

                                                                             1-Percentage-    1-Percentage-
             (In millions)                                                  Point Increase   Point Decrease

             Effect on total of service and interest cost components              $ 23           $ (17)
             Effect on other postretirement benefit obligations                    288            (237)

12. Leases

                Future minimum commitments for capital leases (including sale-
             leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                               Capital   Operating
             (In millions)                                                                      Leases     Leases

             1999                                                                               $  10      $  229
             2000                                                                                  11         293
             2001                                                                                  11         200
             2002                                                                                  11         116
             2003                                                                                  11          82
             Later years                                                                          117         208
             Sublease rentals                                                                      --         (16)
                                                                                                -----      ------
                 Total minimum lease payments                                                     171      $1,112
                                                                                                           ======
             Less imputed interest costs                                                          (76)
                                                                                                -----
                 Present value of net minimum lease payments
                  included in long-term debt                                                    $  95


               Operating lease rental expense from continuing operations:




             (In millions)                                                              1998     1997       1996
               Minimum rental                                                          $ 293    $ 237      $  227
               Contingent rental                                                          29       25          15
               Sublease rentals                                                           (8)      (8)         (8)
                                                                                       -----    -----      ------
                  Net rental expense                                                   $ 314    $ 254      $  234

                       USX leases a wide variety of facilities and equipment
             under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $115 million may be declared immediately due and payable.

13. Income Taxes

             Provisions (credits) for estimated income taxes on income from continuing operations were:

                                              1998                             1997                             1996

             (In millions)       Current    Deferred    Total     Current    Deferred    Total     Current    Deferred       Total


             Federal               $102      $ 168       $270         $208     $ 163     $ 371       $142        $ 151       $  293
             State and local         33         18         51            7        32        39         12           21           33
             Foreign                 (4)        (2)        (6)          12        28        40          4           82           86
                                   ----      -----       ----   ----------  --------  --------   --------   ----------   ----------
                Total              $131      $ 184       $315         $227     $ 223     $ 450       $158        $ 254       $  412


               A reconciliation of federal statutory tax rate (35%) to total provisions from continuing operations follows:


             (In millions)                                                                     1998         1997         1996
             Statutory rate applied to income from continuing operations
              before income taxes                                                           $   346       $  475       $  476
             Effects of foreign operations, including foreign tax credits                      (37)          (11)         (16)
             State and local income taxes after federal income tax effects                      33            25           22
             Credits other than foreign tax credits                                            (12)          (24)         (48)
             Excess percentage depletion                                                       (11)          (10)          (7)
             Effects of partially owned companies                                               (4)           (9)         (16)
             Nondeductible business and amortization expenses                                    4             5            5
             Dispositions of subsidiary investments                                             --            --           (8)
             Adjustment of prior years' income taxes                                            (5)            2            3
             Adjustment of valuation allowances                                                 --            (5)          --
             Other                                                                               1             2            1
                                                                                           -------        ------       ------
                 Total provisions on income from continuing operations                      $  315        $  450       $  412


                 Deferred tax assets and liabilities resulted from the following:

             (In millions)                                                                 December 31       1998         1997
             Deferred tax assets:
              Minimum tax credit carryforwards                                                            $   200      $   222
              State tax loss carryforwards (expiring in 1999 through 2018)                                    118          127
              Foreign tax loss carryforwards (portion of which expire in 1999 through 2013)                   414          483
              Employee benefits                                                                             1,170        1,079
              Expected federal benefit
               for:
               Crediting certain foreign deferred income taxes                                                528          249
               Deducting state and other foreign deferred income taxes                                         48           47
              Receivables, payables and debt                                                                   80           63
              Contingency and other accruals                                                                  188          198
              Other                                                                                            50           10
              Valuation allowances:
               Federal                                                                                        (30)         --
               State                                                                                          (73)         (91)
               Foreign                                                                                       (260)        (272)
                                                                                                          -------      -------
                  Total deferred tax assets/(a)/                                                            2,433        2,115
                                                                                                          -------      -------
             Deferred tax liabilities:
              Property, plant and equipment                                                                 2,409        2,062
              Prepaid pensions                                                                                917          790
              Inventory                                                                                       186          212
              Investments in subsidiaries and affiliates                                                       57           74
              Other                                                                                           190           94
                                                                                                          -------      -------
                  Total deferred tax liabilities                                                            3,759        3,232
                                                                                                          -------      -------
                    Net deferred tax liabilities                                                           $1,326       $1,117

             /(a)/USX expects to generate sufficient future taxable income to realize the benefit of its deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.

                       The consolidated tax returns of USX for the years 1990
             through 1994 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

                       Pretax income (loss) from continuing operations included
             $(75) million, $250 million and $339 million attributable to foreign sources in 1998, 1997 and 1996, respectively.

                       Undistributed earnings of certain consolidated foreign
             subsidiaries at December 31, 1998, amounted to $132 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because USX intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $46 million would have been required.

14. Sales of Receivables

                USX has an agreement (the program) at December 31, 1998, to sell an undivided interest in certain accounts receivable of the U. S. Steel Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1998, the amount sold under the program that had not been collected was $320 million, which will be forwarded to the buyers at the end of the agreement in 1999, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amounts sold under the current and previous programs averaged $347 million, $705 million and $740 million for years 1998, 1997 and 1996, respectively. (For most of 1997 and for the year 1996, the Marathon and Delhi Groups had a separate accounts receivable program that was terminated in late 1997.) The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program's size. USX does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, USX may be required to forward to the buyers, payments collected on the sold accounts receivable.

15. Investments and Long-Term Receivables


             (In millions)                                            December 31                     1998    1997

              Equity method investments                                                              $1,062  $  838
              Other investments                                                                          81      88
              Receivables due after one year                                                             56      71
              Deposits of restricted cash                                                                21     --
              Other                                                                                      29      31
                                                                                                     ------  ------
                Total                                                                                $1,249  $1,028

                 Summarized financial information of affiliates accounted for by the equity method of accounting follows:



              (In millions)                                                                    1998    1997    1996
              Income data -- year:
               Revenues                                                                      $3,510  $3,705  $3,274
               Operating income                                                                 324     342     318
               Net income                                                                       176     191     193

              Balance sheet data -- December 31:
               Current assets                                                                $1,290  $1,094
               Noncurrent assets                                                              4,382   3,476
               Current liabilities                                                              874     863
               Noncurrent liabilities                                                         2,137   1,521


                       Dividends and partnership distributions received from
             equity affiliates were $42 million in 1998, $34 million in 1997 and $49 million in 1996.

                       USX purchases from equity affiliates totaled $395
             million, $461 million and $509 million in 1998, 1997 and 1996, respectively. USX sales to equity affiliates totaled $725 million, $812 million and $830 million in 1998, 1997 and 1996, respectively.

16. Short-Term Credit Agreement

             USX has a short-term credit agreement totaling $125 million at December 31, 1998. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At December 31, 1998, there were $40 million in borrowings against these facilities. USX had other outstanding short-term borrowings of $105 million.

17. Long-Term Debt



                                                                        Interest                           December 31
             (In millions)                                              Rates -- %        Maturity          1998    1997
             USX Corporation:
              Revolving credit facility/(a)/                                                2001           $  700    $ --
              Notes payable                                         6-17/20 -- 9-4/5    1999 -- 2023        2,267     2,239
              Foreign currency obligations/(b)/                     5-3/4                    --              --          68
              Obligations relating to Industrial Development and
               Environmental Improvement Bonds and Notes/(c)/       3-3/20 -- 6-7/8     2007 -- 2033          494       470
              Indexed debt/(d)/                                     6-3/4                   2000               69       113
              All other obligations, including sale-leaseback
               financing and capital leases                                             1999 -- 2012           94        98
             Consolidated subsidiaries:
              Revolving credit facilities/(e)/
              Guaranteed Notes                                      7                       2002              135       135
              Guaranteed Loan/(f)/                                  9-1/20              1999 -- 2006          245       265
              Notes payable                                         8-1/2               1999 -- 2001            2         3
              All other obligations, including capital leases                           1999 -- 2008           11        38
                                                                                                           ------    ------
                 Total /(g)(h)/                                                                             4,017     3,429
             Less unamortized discount                                                                         26        26
             Less amount due within one year                                                                   71       471
                                                                                                           ------    ------
                 Long-term debt due after one year                                                         $3,920    $2,932

             /(a)/An amended agreement which terminates in August 2001, provides for borrowing under a $2,350 million revolving credit facility. Interest is based on defined short-term market rates. During the term of this agreement, USX is obligated to pay a variable facility fee on total commitments, which was .15 % at December 31, 1998.
             /(b)/These obligations were redeemed during 1998.
             /(c)/At December 31, 1998, USX had outstanding obligations relating to Environmental Improvement Bonds in the amount of $159 million, which were supported by letter of credit arrangements that could become short-term obligations under certain circumstances.
             /(d)/The indexed debt represents 6-3/4% exchangeable notes due
                  February 1, 2000, in the principal amount of $117 million or $21.375 per note, which was the market price per share of RTI common stock on November 26, 1996. At maturity, the principal amount of each note will be mandatorily exchanged by USX into shares of RTI common stock (or, at USX's option, the cash equivalent and/or such other consideration as permitted or required by the terms of the notes) at a defined exchange rate, which is based on the average market price of RTI common stock valued in January 2000. The carrying value of the notes is adjusted quarterly to settlement value and any resulting adjustment is charged or credited to income and included in net interest and other financial costs.
             /(e)/In 1998, MAP entered into a revolving credit facility for
                  $100 million that terminates in July 1999 and a $400 million revolving credit facility that terminates in July 2003. Interest is based on defined short-term market rates for both facilities. During the terms of the agreements, MAP is obligated to pay a variable facility fee on total commitments. At December 31, 1998, the facility fee was .10% for the $100 million facility and .125% for the $400 million facility. At December 31, 1998, the unused and available credit was $500 million. In the event that MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, USX has guaranteed the payment of any outstanding obligations.
             /(f)/The guaranteed loan was used to fund a portion of the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.
             /(g)/Required payments of long-term debt for the years 2000-2003 are $127 million, $981 million, $209 million and $186 million, respectively.
             /(h)/In the event of a change in control of USX, as defined in the related agreements, debt obligations totaling $3,610 million may be declared immediately due and payable. The principal obligations subject to such a provision are Notes payable $2,267 million; and Guaranteed Loan $245 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $108 million or provide a letter of credit to secure the remaining obligation.

18. Property, Plant and Equipment

             (In millions)                                                             December 31   1998      1997

             Marathon Group                                                                          $20,728    $17,233
             U. S. Steel Group                                                                         8,439      8,295
                                                                                                     -------  ---------
                  Total                                                                               29,167     25,528
             Less accumulated depreciation, depletion and amortization                                16,238     15,466
                                                                                                     -------  ---------
                  Net                                                                                $12,929    $10,062

                       Property, plant and equipment includes gross assets
             acquired under capital leases (including sale-leasebacks accounted for as financings) of $108 million at December 31, 1998, and $134 million at December 31, 1997; related amounts in accumulated depreciation, depletion and amortization were $77 million and $94 million, respectively.

19. Inventories


             (In millions)                                           December 31    1998    1997

             Raw materials                                                         $  916  $  582
             Semi-finished products                                                   282     331
             Finished products                                                      1,205     922
             Supplies and sundry items                                                156     134
                                                                                   ------  ------
                  Total (at cost)                                                   2,559   1,969
             Less inventory market valuation reserve                                  551     284
                                                                                   ------  ------
                  Net inventory carrying value                                     $2,008  $1,685

                       At December 31, 1998 and 1997, the LIFO method accounted
             for 90% and 92%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $310 million and $300 million in 1998 and 1997, respectively.

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

20. Supplemental Cash Flow Information


             (In millions)                                                                          1998       1997       1996

              Cash used in operating activities included:
               Interest and other financial costs paid
                (net of amount capitalized)                                                      $   (336)  $   (382)  $   (488)
               Income taxes paid                                                                     (183)      (400)      (127)

              Commercial paper and revolving credit arrangements  net:
               Commercial paper -- issued                                                        $  1,650   $   --      $ 1,422
                                -- repayments                                                        (950)      --       (1,555)
               Credit agreements -- borrowings                                                     15,836     10,454     10,356
                   repayments                                                                     (15,867)   (10,449)   (10,340)
               Other credit arrangements -- net                                                        55         36        (36)
                                                                                                 --------   --------   --------
                 Total                                                                           $    724   $     41   $   (153)

              Noncash investing and financing activities:
               Common stock issued for dividend reinvestment
                and employee stock plans                                                         $      5   $     10   $      6
               Acquisition of Tarragon
                 -- Exchangeable Shares issued                                                         29       --        --
                 -- liabilities assumed                                                               433       --        --
Acquisition of Ashland RM&T net assets
                 --  38% interest in MAP                                                            1,900       --        --
                 --  liabilities assumed                                                            1,038       --        --
               Acquisition of assets -- debt issued                                                  --         --            2
               Disposal of assets -- notes and common stock received                                    2       --           12
                                  -- liabilities assumed by buyers                                   --          240         25
               Trust preferred securities exchanged for preferred stock                              --          182      --
               Marathon Stock issued for Exchangeable Shares                                           11       --        --


21. Stock-Based Compensation Plans

                The 1990 Stock Plan, as amended and restated, authorizes the
             Compensation Committee of the Board of Directors to grant restricted stock, stock options and stock appreciation rights to key management employees. Such employees are generally granted awards of the class of common stock intended to reflect the performance of the group(s) to which their work relates. Up to .5 percent of the outstanding Marathon Stock and .8 percent of the outstanding Steel Stock, as determined on December 31 of the preceding year, are available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect. As of December 31, 1998, 8,141,990 Marathon Stock shares and 2,524,613 Steel Stock shares were available for grants in 1999. The Stock-Based Compensation Plans' activity below includes the Delhi Stock prior to its January 1998 redemption (Note 5).

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

                       The following table presents information on restricted
             stock grants:

                                                      Marathon Stock                      Steel Stock
                                              1998         1997        1996      1998         1997        1996

             Number of shares granted         25,378      20,430      11,495     17,742      11,942       5,605
             Weighted-average grant-date
              fair value per share           $ 34.00     $ 29.38     $ 22.38    $ 37.28     $ 32.00      $31.94

                       Stock options represent the right to purchase shares of
             Marathon Stock, Steel Stock or Delhi Stock at the market value of the stock at date of grant. Certain options contain the right to receive cash and/or common stock equal to the excess of the fair market value of shares of common stock, as determined in accordance with the plan, over the option price of shares. Stock options vest after a one-year service period and expire 10 years from the date they are granted.
                The following is a summary of stock option activity:

                                               Marathon Stock               Steel Stock               Delhi Stock
                                            Shares        Price/(a)/    Shares       Price/(a)/   Shares       Price/(a)/

             Balance December 31, 1995     5,056,550        $23.63     1,056,650       $35.68    259,900       $   16.24
             Granted                         633,825         22.38       411,705        31.94     77,550           13.63
             Exercised                      (321,985)        17.50      (100,260)       31.98     (1,500)          12.69
             Canceled                       (137,820)        26.82       (22,500)       33.43     (9,000)          17.49
                                          ----------        ------     ---------       ------    -------      ----------
             Balance December 31, 1996     5,230,570         23.78     1,345,595        34.85    326,950           15.60
             Granted                         756,260         29.38       457,590        32.00     94,250           13.31
             Exercised                    (2,215,665)        23.86      (158,265)       31.85     (6,300)          12.21
             Canceled                        (76,300)        26.91       (11,820)       34.36     (6,650)          15.73
                                          ----------        ------     ---------       ------    -------      ----------
             Balance December 31, 1997     3,694,865         24.81     1,633,100        34.35    408,250           15.13
             Granted                         987,535         34.00       611,515        37.28
             Exercised                      (594,260)        27.61      (230,805)       32.00
             Canceled                        (13,200)        27.22       (21,240)       35.89
             Redeemed                         --                           --                   (408,250)          20.60/(b)/
                                          ----------        ------  ---------                    -------
             Balance December 31, 1998     4,074,940         26.62  1,992,570           35.50       --

             /(a)/Weighted-average exercise price
             /(b)/Redemption price

                       The following table represents stock options at December
             31, 1998, excluding the Delhi Stock, which was redeemed on January 26, 1998:

                                                       Outstanding                 Exercisable
                                                        Weighted-
                                                Number      Average     Weighted-    Number    Weighted-
                                Range of      of Shares   Remaining     Average    of Shares    Average
                                Exercise        Under    Contractual   Exercise      Under     Exercise
                                 Prices         Option       Life        Price      Option      Price

             Marathon Stock  $17.00 -- 23.44  1,728,295   5.7  years     $20.63   1,728,295     $20.63
                              25.38 -- 26.88    174,050          2.4      25.46     174,050      25.46
                              29.08 -- 34.00  2,172,595          7.3      31.48   1,189,060      29.39
                                              ---------                           ---------
                               Total          4,074,940                           3,091,405
                                              ---------                           ---------
             Steel Stock     $22.46 -- 25.44     32,815   2.5  years     $24.83      32,815     $24.83
                              31.69 -- 34.44  1,076,165          7.2      32.57   1,076,165      32.57
                              37.28 -- 44.19    883,590          7.8      39.46     279,375      44.19
                                              ---------                           ---------
                               Total          1,992,570                           1,388,355

                       During 1996, USX adopted SFAS No. 123, Accounting for
             Stock-Based Compensation, as discussed in Note 2, and elected to continue to follow the accounting provisions of APB No. 25. Actual stock-based compensation expense (credit) was $(3) million in 1998, $30 million in 1997 and $8 million in 1996. Incremental compensation expense, as determined under SFAS No. 123, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

                       Effective January 1, 1997, USX created a deferred
             compensation plan for non-employee directors of its Board of Directors. The plan permits participants to defer some or all of their annual retainers in the form of common stock units or cash. Common stock units are book entry units equal in value to a share of Marathon Stock or Steel Stock. Deferred stock benefits are distributed in shares of common stock within five business days after a participant leaves the Board of Directors. During 1998 and 1997, no shares of common stock were distributed.

22. Dividends

                In accordance with the USX Certificate, dividends on the
             Marathon Stock and Steel Stock are limited to the legally available funds of USX. Net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock and Steel Stock based on the financial condition and results of operations of the related group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to each of the Marathon Stock and Steel Stock, the Board of Directors considers, among other things, the long-term earnings and cash flow capabilities of the related group as well as the dividend policies of similar publicly traded companies.

                       Dividends on the Steel Stock are further limited to the
             Available Steel Dividend Amount. At December 31, 1998, the Available Steel Dividend Amount was at least $3,336 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

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

24. Income Per Common Share

                The method of calculating net income per share for the Marathon
             Stock, the Steel Stock and, prior to November 1, 1997, the Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the
             U. S. Steel Group and the Delhi Group, as determined consistent with the USX Certificate, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group, the U. S. Steel Group and the Delhi Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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

                                                                          COMPUTATION OF INCOME PER SHARE
                                                                   1998                 1997                 1996
                                                             Basic    Diluted     Basic    Diluted     Basic     Diluted

       CONTINUING OPERATIONS
       Marathon Group
       Net income (millions):
        Income before extraordinary loss                   $    310   $    310  $    456   $    456  $    671   $    671
        Extraordinary loss                                    --         --        --         --            7          7
                                                           --------   --------  --------   --------  --------    -------
        Net income                                              310        310       456        456       664        664
        Effect of dilutive securities --
         Convertible debentures                               --         --        --             3     --            14
                                                           --------   --------  --------   --------  --------    -------
           Net income assuming conversions                 $    310   $    310  $    456   $    459  $    664   $    678
                                                           ========   ========  ========   ========  ========   ========
       Shares of common stock outstanding (thousands):
        Average number of common shares outstanding         292,876    292,876   288,038    288,038   287,460    287,460
        Effect of dilutive securities:
         Convertible debentures                               --         --        --         1,936     --         8,975
         Stock options                                        --           559     --           546     --           133
                                                           --------   --------  --------   --------  --------    -------
           Average common shares and dilutive effect        292,876    293,435   288,038    290,520   287,460    296,568
                                                           ========   ========  ========   ========  ========   ========
       Per share:
        Income before extraordinary loss                   $   1.06   $   1.05  $   1.59   $   1.58  $   2.33   $   2.31
        Extraordinary loss                                    --         --        --          --         .02        .02
                                                           --------   --------  --------   --------  --------    -------
        Net income                                         $   1.06   $   1.05  $   1.59   $   1.58  $   2.31   $   2.29

       U. S. Steel Group
       Net income (millions):
        Income before extraordinary loss                   $    364   $    364  $    452   $    452  $    275   $    275
        Noncash credit from exchange of preferred stock       --         --           10       --       --         --
        Dividends on preferred stock                             (9)     --          (13)      --         (22)       (22)
        Extraordinary loss                                    --         --        --          --          (2)        (2)
                                                           --------   --------  --------   --------  --------    -------
        Net income applicable to Steel Stock                    355        364       449        452       251        251
        Effect of dilutive securities:
         Trust preferred securities                           --             8     --             6     --         --
         Convertible debentures                               --         --        --             2     --             3
                                                           --------   --------  --------   --------  --------    -------
           Net income assuming conversions                 $    355   $    372  $    449   $    460  $    251   $    254
                                                           ========   ========  ========   ========  ========   ========
       Shares of common stock outstanding (thousands):
        Average number of common shares outstanding          87,508     87,508    85,672     85,672    84,025     84,025
        Effect of dilutive securities:
         Trust preferred securities                           --         4,256     --         2,660     --         --
         Preferred stock                                      --         3,143     --         4,811     --         --
         Convertible debentures                               --         --        --         1,025     --         1,925
         Stock options                                        --            36     --            35     --            12
                                                           --------   --------  --------   --------  --------    -------
           Average common shares and dilutive effect         87,508     94,943    85,672     94,203    84,025     85,962
                                                           ========   ========  ========   ========  ========   ========
       Per share:
        Income before extraordinary loss                   $   4.05   $   3.92  $   5.24   $   4.88  $   3.00   $   2.97
        Extraordinary loss                                    --         --        --          --         .02        .02
                                                           --------   --------  --------   --------  --------    -------
        Net income                                         $   4.05   $   3.92  $   5.24   $   4.88  $   2.98   $   2.95

       DISCONTINUED OPERATIONS
       Delhi Group
       Net income (millions):
        Income before extraordinary loss                                        $   79.7   $   79.7  $    6.4   $    6.4
        Extraordinary loss                                                         --          --          .5         .5
                                                                                --------   --------  --------    -------
           Net income                                                           $   79.7   $   79.7  $    5.9   $    5.9
                                                                                ========   ========  ========   ========
       Shares of common stock outstanding (thousands):
        Average number of common shares outstanding                                9,449      9,449     9,448      9,448
        Stock options                                                              --            21       --           3
                                                                                --------   --------  --------    -------
           Average common shares and dilutive effect                               9,449      9,470     9,448      9,451
                                                                                ========   ========  ========   ========
       Per share:
        Income before extraordinary loss                                        $   8.43   $   8.41  $    .67   $    .67
        Extraordinary loss                                                         --          --         .06        .06
                                                                                --------   --------  --------    -------
        Net income                                                              $   8.43   $   8.41  $    .61   $    .61

25. Preferred Stock of Subsidiary and Trust Preferred Securities

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

                       The Trust Preferred Securities may be redeemed at any
             time at the option of USX, at a premium of 103.25% of the initial liquidation amount through March 31, 1999, and thereafter, declining annually to the initial liquidation amount on April 1, 2003, and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

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

26. Preferred Stock

                USX is authorized to issue 40,000,000 shares of preferred stock, without par value --

             6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) -- As of December 31, 1998, 2,767,787 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) were outstanding. The 6.50% Preferred Stock is convertible at any time, at the option of the holder, into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock, subject to adjustment in certain circumstances. This stock is redeemable at USX's sole option, at a price of $51.625 per share beginning April 1, 1998, and thereafter at prices declining annually on each April 1 to an amount equal to $50.00 per share on and after April 1, 2003.

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

                       USX uses forward exchange contracts to minimize its
             exposure to foreign currency price fluctuations.

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

                       The following table sets forth quantitative information
             by class of derivative instrument:

                                                          Fair                  Carrying     Recorded
                                                          Value                  Amount      Deferred     Aggregate
                                                         Assets                  Assets       Gain or     Contract
             (In millions)                          (Liabilities)/(a)/       (Liabilities)    (Loss)     Values/(b)/

             December 31, 1998:
              Exchange-traded commodity futures       $ --                      $  --       $  (2)       $  104
              Exchange-traded commodity options           3/(c)/                     2          3           776
              OTC commodity swaps/(d)/                   (9)/(e)/                   (9)        (7)          297
              OTC commodity options                       3                          3          3           147
                                                      -----                     ------      -----        ------
                Total commodities                     $  (3)                    $   (4)     $  (3)       $1,324
                                                      =====                     ======      =====        ======
              Forward exchange contracts/(f)/:
                   receivable                         $  36                     $   36      $  --        $   36

             December 31, 1997:
              Exchange-traded commodity futures       $ --                      $   --      $  --        $   30
              Exchange-traded commodity options           1/(c)/                     1          2           129
              OTC commodity swaps                        (3)/(e)/                   (3)        (4)           50
              OTC commodity options                     --                          --         --             6
                                                      -----                     ------      -----        ------
                Total commodities                     $  (2)                    $   (2)     $  (2)       $  215
                                                      =====                     ======      =====        ======
              Forward exchange contracts/(g)/:
                   --receivable                       $  11                     $   10      $  --        $   59
                   payable                               (1)                        (1)        (1)            5
                                                      -----                     ------      -----        ------
                Total currencies                        $10                     $    9      $  (1)       $   64

             /(a)/The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the forward exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
             /(b)/Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
             /(c)/Includes fair values as of December 31, 1998 and 1997, for assets of $23 million and $3 million and for liabilities of $(20) million and $(2) million, respectively.
             /(d)/The OTC swap arrangements vary in duration with certain contracts extending into 2008.
             /(e)/Includes fair values as of December 31, 1998 and 1997, for assets of $29 million and $1 million and for liabilities of $(38) million and $(4) million, respectively.
             /(f)/The forward exchange contracts relating to USX's foreign operations have various maturities ending in December 1999.
             /(g)/The forward exchange contracts relating to foreign
                  denominated debt matured in 1998.

28. Fair Value of Financial Instruments

             Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 27, by individual balance sheet account:

                                                                               1998            1997
                                                                         Fair   Carrying   Fair   Carrying
             (In millions)             December 31                      Value    Amount   Value    Amount

             Financial assets:
              Cash and cash equivalents                                 $  146    $  146  $   54    $   54
              Receivables                                                1,663     1,663   1,417     1,417
              Investments and long-term receivables                        180       124     177       120
                                                                        ------    ------  ------  --------
                Total financial assets                                  $1,989    $1,933  $1,648    $1,591

             Financial liabilities:
              Notes payable                                             $  145    $  145  $  121    $  121
              Accounts payable                                           2,478     2,478   2,011     2,011
              Distribution payable to minority shareholder of MAP          103       103     --       --
              Accrued interest                                              97        97      95        95
              Long-term debt (including amounts due within one year)     4,203     3,896   3,646     3,281
              Preferred stock of subsidiary and trust
               preferred securities                                        414       432     435       432
                                                                        ------    ------  ------  --------
                Total financial liabilities                             $7,440    $7,151  $6,308    $5,940

                       Fair value of financial instruments classified as current
             assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of preferred stock of subsidiary and trust preferred securities was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                       USX's unrecognized financial instruments consist of
             receivables sold and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 14, and for details relating to financial guarantees see Note 29.

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

             Environmental matters --

                       USX is subject to federal, state, local and foreign laws
             and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1998 and 1997, accrued liabilities for remediation totaled $145 million and $158 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $41 million at December 31, 1998, and $42 million at December 31, 1997.

                       For a number of years, USX has made substantial capital
             expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1998 and 1997, such capital expenditures totaled $173 million and $134 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                       At December 31, 1998 and 1997, accrued liabilities for
             platform abandonment and dismantlement totaled $141 million and $128 million, respectively.

             Guarantees --

                       Guarantees of the liabilities of affiliated entities by
             USX and its consolidated subsidiaries totaled $212 million at December 31, 1998, and $73 million at December 31, 1997. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce potential losses resulting from these guarantees. As of December 31, 1998, the largest guarantee for a single affiliate was $131 million.

                       At December 31, 1998 and 1997, USX's pro rata share of
             obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $164 million and $165 million, respectively. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

             Commitments --

                       At December 31, 1998 and 1997, contract commitments to
             acquire property, plant and equipment and long-term investments totaled $812 million and $533 million, respectively.

                       USX entered into a 15-year take-or-pay arrangement in
             1993, which requires USX to accept pulverized coal each month or pay a minimum monthly charge of approximately $1.3 million. Charges for deliveries of pulverized coal totaled $23 million in 1998 and $24 million in 1997. If USX elects to terminate the contract early, a maximum termination payment of $108 million, which declines over the duration of the agreement, may be required.

                       USX is a party to a 15-year transportation services
             agreement with a natural gas transmission company. The contract requires USX to pay a minimum annual demand charge of approximately $5 million starting in the year 2000 and concluding in the year 2014. The payments are required even if the transportation facility is not utilized.

             Other --

                On August 1, 1999, U. S. Steel, along with several major steel competitors, faces the expiration of the labor agreement with the United Steelworkers of America. U. S. Steel's ability to negotiate an acceptable labor contract is essential to its ongoing operations. Any labor interruptions could have an adverse effect on operations, financial results and cash flow.

Selected Quarterly Financial Data (Unaudited)


                                                           1998                                            1997
(In millions, except per share data)  4th Qtr.    3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
CONTINUING OPERATIONS
Revenues                              $6,700      $ 7,156     $ 7,292      $ 7,187    $ 5,734     $ 5,657     $ 5,502    $ 5,695
Income (loss) from operations            (37)         320         670          564        346         557         436        366
  Includes:
    Inventory market valuation
      charges (credits)                   245           50          (3)         (25)       147         (41)         64        114
    Gain on ownership change
      in MAP                             --             (1)         (2)         248        --          --          --         --
Net income (loss):
  Income (loss) from
    continuing operations              $  (10)     $   116     $   298      $   270    $   190     $   308     $   215    $   195
  Income (loss) from
    discontinued operations             --           --           --           --          81          (1)         (1)         1
                                       ------      -------     -------      ------     -------      ------      ------     ------
  Net income (loss)                   $  (10)     $   116     $   298      $  270     $   271      $  307      $  214     $  196

Marathon Stock data:
Net income (loss)                     $  (86)     $    51     $   162      $  183     $    38      $  192      $   118    $  108
 --    Per share:  basic                (.29)         .18         .56         .63         .14         .67          .41       .37
                   diluted              (.29)         .17         .56         .63         .13         .66          .41       .37
Dividends paid per share                 .21          .21         .21         .21         .19         .19          .19       .19
Price range of Marathon Stock/(a)/:
 --    Low                                26-11/16     25          32-3/16     31          29          28-15/16     25-5/8    23-3/4

 --    High                               38-1/8       37-1/8      38-7/8      40-1/2      38-7/8      38-3/16      31-1/8    28-1/2


Steel Stock data:
Net income applicable
  to Steel Stock                      $   74      $    63     $   133      $   85     $   149      $  114      $   105    $   81
 --   Per share:   basic                 .83          .72        1.53         .98        1.74        1.32         1.23       .96
                   diluted               .81          .71        1.46         .95        1.64        1.25         1.06       .93
Dividends paid per share                 .25          .25         .25         .25         .25         .25          .25       .25
Price range of Steel Stock/(a)/:
  --   Low                                21-5/8       20-7/16     31          28-7/16     26-7/8      34-3/16      25-3/8    26-3/8

  --   High                               27-3/4       33-1/2      43-1/16     42-1/8      36-15/16    40-3/4       35-5/8    33-3/8


DISCONTINUED OPERATIONS
Delhi Stock data:
Net income (loss)                                                                     $    81/(b)/ $   (1)     $    (1)   $    1
  --  Per share:  basic                                                                  8.51/(b)/   (.06)        (.16)      .15
                  diluted                                                                8.46/(b)/   (.06)        (.16)      .15
Dividends paid per share                                                                   --         .05          .05       .05
Price range of Delhi
 Stock/(a)/:
  --  Low                                                                                  14-7/8      12-1/8       12-1/4    13
  --  High                                                                                 20-5/8      15-1/2       14-3/8    17

/(a)/Composite tape.
/(b)/Represents one month of operations and gain on disposal of the Delhi
     Companies.

Principal Unconsolidated Affiliates (Unaudited)


                                                         December 31, 1998
        Company                              Country        Ownership            Activity

Clairton 1314B Partnership, L.P.           United States       10%             Coke & Coke By-Products
CLAM Petroleum B.V.                        Netherlands         50%             Oil & Gas Production
Double Eagle Steel Coating Company         United States       50%             Steel Processing
Kenai LNG Corporation                      United States       30%             Natural Gas Liquification
LOCAP, Inc.                                United States       50%/(a)/        Pipeline & Storage Facilities
LOOP LLC                                   United States       47%/(a)/        Offshore Oil Port
Minnesota Pipe Line Company                United States       33%/(a)/        Pipeline Facility
Nautilus Pipeline Company, LLC             United States       24%             Natural Gas Transmission
Odyssey Pipeline LLC                       United States       29%             Pipeline Facility
Poseidon Oil Pipeline Company LLC          United States       28%             Crude Oil Transportation
PRO-TEC Coating Company                    United States       50%             Steel Processing
RTI International Metals, Inc./(b)/        United States       26%             Titanium & Specialty Metals
Sakhalin Energy Investment Company Ltd.    Russia              38%             Oil & Gas Development
Transtar, Inc.                             United States       46%             Transportation
USS/Kobe Steel Company                     United States       50%             Steel Products
USS-POSCO Industries                       United States       50%             Steel Processing
VSZ U. S. Steel, s. r.o.                   Slovakia            50%             Tin Mill Products
Worthington Specialty Processing           United States       50%             Steel Processing

/(a)/Represents the ownership of MAP.
/(b)/Formerly RMI Titanium Company.

Supplementary Information on Mineral Reserves (Unaudited)

Mineral Reserves (other than oil and gas)



                                                             Reserves at December 31/(a)/                 Production

(Million tons)                                               1998        1997       1996         1998        1997        1996
Iron/(b)/                                                    738.6       754.8      716.3        15.8        16.8        15.1
Coal/(c)/                                                    789.7       798.8      859.5         7.3         7.5         7.1

/(a)/Commercially recoverable reserves include demonstrated (measured and indicated) quantities which are expressed in recoverable net product tons. /(b)/In 1998, iron ore reserves decreased due to production and engineering revisions. In 1997, iron ore reserves increased 55.3 million tons due to lease exchanges.
/(c)/In 1998, coal reserves decreased due to production, lease activity and engineering revisions. In 1997, coal reserves decreased 53.2 million tons due to a lease termination.

Supplementary Information on Oil and Gas Producing Activities (Unaudited)

Capitalized Costs and Accumulated Depreciation, Depletion and Amortization/(a)/


                                  United                 Other                         Equity
(In millions)     December 31     States      Europe     Intl.      Consolidated      Affiliates      Total
1998
   Capitalized costs:
   Proved properties             $8,366      $4,432     $1,273         $14,071          $621         $14,692
   Unproved properties              400          43        105             548             7             555
                                 ------      ------     ------         -------          ----         -------
     Total                        8,766       4,475      1,378          14,619           628          15,247
                                 ------      ------     ------         -------          ----         -------
  Accumulated depreciation,
   depletion and amortization:
   Proved properties              5,020       2,685        135           7,840           156           7,996
   Unproved properties               91        --            5              96            --              96
                                 ------      ------     ------         -------          ----         -------
     Total                        5,111       2,685        140           7,936           156           8,092
                                 ------      ------     ------         -------          ----         -------
  Net capitalized costs          $3,655      $1,790     $1,238         $ 6,683          $472         $ 7,155

1997
  Capitalized costs:
   Proved properties             $8,117      $4,384     $  163         $12,664          $405         $13,069
   Unproved properties              335          68         75             478             4             482
                                 ------      ------     ------         -------          ----         -------
     Total                        8,452       4,452        238          13,142           409          13,551
                                 ------      ------     ------         -------          ----         -------
  Accumulated depreciation,
   depletion and amortization:
   Proved properties              4,915       2,517         76           7,508           127           7,635
   Unproved properties               86        --            4              90            --              90
                                 ------      ------     ------         -------          ----         -------
     Total                        5,001       2,517         80           7,598           127           7,725
                                 ------      ------     ------         -------          ----         -------
  Net capitalized costs          $3,451      $1,935     $  158         $ 5,544          $282         $ 5,826

/(a)/Excludes assets specifically related to Other production-related earnings.

             Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

             Results of Operations for Oil and Gas Producing Activities, Excluding Corporate Overhead and Interest Costs/(a)/


                                                   United                Other                    Equity
             (In millions)                         States     Europe     Intl.   Consolidated   Affiliates    Total
             1998: Revenues:
                    Sales/(b)/                     $  518     $ 454      $  71      $ 1,043       $   28     $ 1,071
                    Transfers                         536       --          51          587         --           587
                                                   ------     -----      -----      -------       ------     -------
                       Total revenues               1,054       454        122        1,630           28       1,658
                   Expenses:
                    Production costs                 (295)     (153)       (57)        (505)          (8)       (513)
                    Exploration expenses/(c)/        (179)      (45)       (86)        (310)          (5)       (315)
                    Depreciation, depletion
                      and amortization/(d)/          (339)     (150)       (68)        (557)          (8)       (565)
                    Other expenses                    (37)       (3)       (11)         (51)        --           (51)
                                                   ------     -----      -----      -------       ------     -------
                       Total expenses                (850)     (351)      (222)      (1,423)         (21)     (1,444)
                    Other production-related
                       earnings/(e)/                    1        15          3           19            1          20
                                                   ------     -----      -----      -------       ------     -------
                    Results before income taxes       205       118        (97)         226            8         234
                    Income taxes (credits)             61        22        (28)          55            3          58
                                                   ------     -----      -----      -------       ------     -------
                    Results of operations          $  144     $  96      $ (69)     $   171       $    5     $   176

             1997: Revenues:
                    Sales/(b)/                     $  581     $ 572      $  21      $ 1,174       $   42     $ 1,216
                    Transfers                         724      --           38          762         --           762
                                                   ------     -----      -----      -------       ------     -------
                      Total revenues                1,305       572         59        1,936           42       1,978
                   Expenses:
                    Production costs                 (337)     (162)       (12)        (511)         (15)       (526)
                    Exploration expenses             (127)      (34)       (25)        (186)          (1)       (187)
                    Depreciation, depletion
                      and amortization               (300)     (130)       (16)        (446)          (8)       (454)
                    Other expenses                    (32)       (3)       (13)         (48)        --           (48)
                                                   ------     -----      -----      -------       ------     -------
                      Total expenses                 (796)     (329)       (66)      (1,191)         (24)     (1,215)
                   Other production-related
                      earnings/(e)/                    --        28          1           29            1          30
                                                   ------     -----      -----      -------       ------     -------
                   Results before income taxes        509       271         (6)         774           19         793
                   Income taxes (credits)             170        79          4          253            4         257
                                                   ------     -----      -----      -------       ------     -------
                   Results of operations           $  339     $ 192      $ (10)     $   521       $   15     $   536

             1996:  Revenues:
                     Sales/(b)/                    $  451     $ 736      $  24      $ 1,211       $   45     $ 1,256
                     Transfers                        858       --          43          901          --          901
                                                   ------     -----      -----      -------       ------     -------
                      Total revenues                1,309       736         67        2,112           45       2,157
                    Expenses:
                     Production costs/(f)/           (340)     (202)       (12)        (554)         (14)       (568)
                     Exploration expenses             (97)      (24)       (24)        (145)          (3)       (148)
                     Depreciation, depletion
                       and amortization              (302)     (160)       (14)        (476)         (12)       (488)
                     Other expenses                   (31)       (5)       (15)         (51)         --          (51)
                                                   ------     -----      -----      -------       ------     -------
                      Total expenses                 (770)     (391)       (65)      (1,226)         (29)     (1,255)
                    Other production-related
                        earnings/(e)/                   1        28        --            29            1          30
                                                   ------     -----      -----      -------       ------     -------
                    Results before income taxes       540       373          2          915           17         932
                    Income taxes (credits)            192       115         (1)         306            7         313
                                                   ------     -----      -----      -------       ------     -------
                    Results of operations          $  348     $ 258      $   3      $   609       $   10     $   619

             /(a)/Includes the results of using derivative instruments to manage commodity and foreign currency risks.
             /(b)/Includes net gains on asset dispositions and natural
                  gas contract settlements, as of December 31, 1998, 1997 and 1996, of $43 million, $7 million and $25 million, respectively.
             /(c)/Includes international property impairments and suspended exploration well write-offs of $73 million.
             /(d)/Includes international property impairments of $10 million. /(e)/Includes revenues, net of associated costs, from third-party activities that are an integral part of USX's production operations. Third-party activities may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
             /(f)/Includes domestic production tax charges of $11 million related to prior periods.

             Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED
             Costs Incurred for Property Acquisition, Exploration and Development -- Including Capital Expenditures

                                                    United                  Other                         Equity
             (In millions)                          States       Europe     Intl.      Consolidated      Affiliates     Total
             1998:  Property acquisition:
                     Proved                         $    3       $   3     $  1,051      $  1,057         $  --        $  1,057
                     Unproved                           82         --            57           139            --             139
                    Exploration                        217          39           75           331              11           342
                    Development                        431          40           46           517             170           687

             1997:  Property acquisition:
                     Proved                         $   16       $ --      $   --        $     16         $  --        $     16
                     Unproved                           50         --          --              50            --              50
                    Exploration                        170          53           43           266               3           269
                    Development                        477          67           27           571             142           713

             1996:  Property acquisition:
                     Proved                         $   36       $ --      $   --        $     36         $  --        $     36
                     Unproved                           44         --             2            46              19            65
                   Exploration                         134          26           34           194               1           195
                   Development                         268          31           15           314               3           317

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


                                                  United             Other                      Equity
(Millions of barrels)                             States    Europe   Intl.     Consolidated   Affiliates   Total

             Liquid Hydrocarbons
              Proved developed and
              undeveloped reserves:
               Beginning of year -- 1996             558      183      23            764           --       764
               Purchase of reserves in place          26       --      --             26           --        26
               Revisions of previous estimates         3       (1)      3              5           --         5
               Improved recovery                      19       --      --             19           --        19
               Extensions, discoveries and
                other additions                       54       13      15             82           --        82
               Production                            (45)     (18)     (3)           (66)          --       (66)
               Sales of reserves in place            (26)      --     (12)           (38)          --       (38)
                                                     ---      ---     ---            ---          ---     -----
               End of year -- 1996                   589      177      26            792           --       792
               Purchase of reserves in place           2       --      --              2           --         2
               Revisions of previous estimates         9       (1)      3             11           --        11
               Improved recovery                      22       --      --             22           --        22
               Extensions, discoveries and
                other additions                       31       --      --             31           82       113
               Production                            (42)     (15)     (3)           (60)          --       (60)
               Sales of reserves in place             (2)      --      --             (2)          --        (2)
                                                     ---      ---     ---            ---          ---     -----
               End of year -- 1997                   609      161      26            796           82       878
               Purchase of reserves in place           1       --     156/(a)/       157           --       157
               Revisions of previous estimates        (1)     (28)      1            (28)          (2)      (30)
               Improved recovery                       3       --      --              3           --         3
               Extensions, discoveries and
                other additions                       10        4      18             32           --        32
               Production                            (49)     (15)     (7)           (71)          --       (71)
               Sales of reserves in place             (5)      --      --             (5)          --        (5)
                                                     ---      ---     ---            ---          ---     -----
               End of year -- 1998                   568      122     194            884           80       964

              Proved developed reserves:
               Beginning of year -- 1996             470      182      21            673           --       673
               End of year -- 1996                   443      163      11            617           --       617
               End of year -- 1997                   486      161      12            659           --       659
               End of year -- 1998                   489      119      67            675           --       675

             /(a)/ Represents reserves related to the acquisition of Tarragon
                   Oil and Gas Limited in August 1998.


Supplementary Information on Oil and Gas Producing Activities (Unaudited) CONTINUED

             Estimated Quantities of Proved Oil and Gas Reserves
             (continued)
                                                                       United            Other                    Equity
             (Billions of cubic feet)                                  States   Europe   Intl.   Consolidated   Affiliates   Total
             Natural Gas
               Proved developed and
                undeveloped reserves:
               Beginning of year -- 1996                                2,210    1,344      35          3,589          131   3,720
               Purchase of reserves in place                               10       --      --             10           --      10
               Revisions of previous estimates                            (27)      26     (14)           (15)           9      (6)
               Improved recovery                                           10       --      --             10           --      10
               Extensions, discoveries and
                other additions                                           308        2       5            315            8     323
               Production                                                (247)    (166)     (5)          (418)         (16)   (434)
               Sales of reserves in place                                 (25)     (28)     --            (53)          --     (53)
                                                                        -----    -----     ---          -----          ---   -----
               End of year -- 1996                                      2,239    1,178      21          3,438          132   3,570
               Purchase of reserves in place                               31       --      --             31           --      31
               Revisions of previous estimates                            (39)       9       6            (24)          (6)    (30)
               Improved recovery                                           --       --      --             --           --      --
               Extensions, discoveries and
                other additions                                           262       --      --            262           --     262
               Production                                                (264)    (139)     (4)          (407)         (15)   (422)
               Sales of reserves in place                                  (9)      --      --             (9)          --      (9)
                                                                        -----    -----     ---          -----          ---   -----
               End of year -- 1997                                      2,220    1,048      23          3,291          111   3,402
               Purchase of reserves in place                               10       --     782/(a)/        --          792     792
               Revisions of previous estimates                            (16)      10      (1)            (7)           5      (2)
               Improved recovery                                           --       --      --             --           --      --
               Extensions, discoveries and
                other additions                                           238       32      55            325            5     330
               Production                                                (272)    (124)    (29)          (425)         (11)   (436)
               Sales of reserves in place                                 (29)      --      --            (29)          --     (29)
                                                                        -----    -----     ---          -----          ---   -----
               End of year -- 1998                                      2,151      966     830          3,947          110   4,057

              Proved developed reserves:
               Beginning of year -- 1996                                1,517    1,300      35          2,852          105   2,957
               End of year -- 1996                                      1,720    1,133      16          2,869          100   2,969
               End of year -- 1997                                      1,702    1,024      19          2,745           78   2,823
               End of year -- 1998                                      1,678      909     534          3,121           76   3,197

             /(a)/ Represents reserves related to the acquisition of Tarragon
                   Oil and Gas Limited in August 1998.

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


Supplementary Information on Oil and Gas Producing Activities
(Unaudited) CONTINUED

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (continued)

                                                   United                  Other                         Equity
             (In millions)                         States       Europe     Intl.      Consolidated      Affiliates    Total
             December 31, 1998:
              Future cash inflows                  $  8,615     $ 3,850    $2,686        $15,151        $ 1,036      $ 16,187
              Future production costs                (3,781)     (2,240)     (950)        (6,971)          (586)       (7,557)
              Future development costs                 (585)       (130)     (323)        (1,038)          (124)       (1,162)
              Future income tax expenses               (850)       (630)     (542)        (2,022)           (45)       (2,067)
                                                    -------     -------    ------        -------        -------      --------
              Future net cash flows                   3,399         850       871          5,120            281         5,401
              10% annual discount for
               estimated timing of cash flows        (1,498)       (256)     (392)        (2,146)          (136)       (2,282)
                                                    -------     -------    ------        -------        -------      --------
              Standardized measure of
               discounted future net cash
               flows relating to proved oil
               and gas reserves                     $ 1,901     $   594    $  479        $ 2,974        $   145      $  3,119

             December 31, 1997:
              Future cash inflows                   $13,902     $ 6,189    $  484        $20,575        $ 1,714      $ 22,289
              Future production costs                (4,739)     (2,310)     (172)        (7,221)          (643)       (7,864)
              Future development costs                 (702)       (162)      (18)          (882)          (200)       (1,082)
              Future income tax expenses             (2,413)     (1,371)      (62)        (3,846)          (232)       (4,078)
                                                    -------     -------    ------        -------        -------      --------
              Future net cash flows                   6,048       2,346       232          8,626            639         9,265
              10% annual discount for
               estimated timing of cash flows        (2,696)     (1,011)      (52)        (3,759)          (367)       (4,126)
                                                    -------     -------    ------        -------        -------      --------
              Standardized measure of
               discounted future net cash
               flows relating to proved oil
               and gas reserves                     $ 3,352     $ 1,335    $  180        $ 4,867        $   272      $  5,139

             December 31, 1996:
              Future cash inflows                   $19,640     $ 8,177    $  631        $28,448        $   390      $ 28,838
              Future production costs                (5,442)     (2,454)     (177)        (8,073)          (153)       (8,226)
              Future development costs                 (762)       (179)      (45)          (986)           (35)       (1,021)
              Future income tax  expenses            (4,151)     (2,256)     (115)        (6,522)           (78)       (6,600)
                                                    -------     -------    ------        -------        -------      --------
              Future net cash flows                   9,285       3,288       294         12,867            124        12,991
              10% annual discount for
               estimated timing of cash flows        (4,232)     (1,033)      (69)        (5,334)           (40)       (5,374)
                                                    -------     -------    ------        -------        -------      --------
              Standardized measure of
               discounted future net cash
               flows relating to proved oil
               and gas reserves                     $ 5,053     $ 2,255    $  225        $ 7,533        $    84      $  7,617


             Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to
             Proved Oil and Gas Reserves
                                                    Consolidated               Equity Affiliates                  Total
                                            ---------------------------   --------------------------   -----------------------------

             (In millions)                    1998      1997      1996     1998      1997      1996      1998      1997      1996
             Sales and transfers of
              oil and gas produced,
              net of production costs       $(1,125)  $(1,424)  $(1,558)  $  (20)  $  (28)   $  (31)   $(1,145)  $(1,452)  $(1,589)
             Net changes in prices and
              production costs related
              to future production          (3,662)    (3,677)    3,651     (372)     (36)       37     (4,034)   (3,713)    3,688
             Extensions, discoveries and
              improved recovery, less
              related costs                    284        458     1,572        4      263         9        288       721     1,581
             Development costs incurred
              during the period                517        571       314      170      142         3        687       713       317
             Changes in estimated future
              development costs               (306)      (302)     (316)    (105)    (128)      (10)      (411)     (430)     (326)
             Revisions of previous
              quantity estimates              (110)        43        15       (2)      (5)        9       (112)       38        24
             Net changes in purchases
              and sales of minerals
              in place                         636         14       (58)      --       --        --        636        14       (58)
             Accretion of discount             639      1,065       658       39       13        11        678      1,078      669
             Net change in income taxes        869      1,350    (1,342)      57      (29)      (11)       926      1,321   (1,353)
             Other                             365       (764)     (365)     102       (4)       (8)       467       (768)    (373)

             Net change for the year        (1,893)    (2,666)    2,571     (127)     188         9     (2,020)    (2,478)   2,580
             Beginning of year               4,867      7,533     4,962      272       84        75      5,139      7,617    5,037

             End of year                   $ 2,974    $ 4,867   $ 7,533   $  145   $  272    $   84    $ 3,119    $ 5,139  $ 7,617

             Five-Year Operating Summary -- Marathon Group

                                                                                     1998      1997      1996      1995      1994
             Net Liquid Hydrocarbon Production (thousands of barrels per day)
              United States (by region)
               Alaska                                                                   --        --         8         9         9
               Gulf Coast                                                               55        29        30        33        12
               Southern                                                                  6         8         9        11        12
               Central                                                                   4         5         4         8         9
               Mid-Continent  Yates                                                     23        25        25        24        23
               Mid-Continent  Other                                                     21        21        20        19        18
               Rocky Mountain                                                           26        27        26        28        27
                                                                                    ------    ------    ------    ------    ------
                 Total United States                                                   135       115       122       132       110
                                                                                    ------    ------    ------    ------    ------
              International
               Abu Dhabi                                                                --        --        --        --         1
               Canada                                                                    6        --        --        --        --
               Egypt                                                                     8         8         8         5         7
               Indonesia                                                                --        --        --        10         3
               Gabon                                                                     5        --        --        --        --
               Norway                                                                    1         2         3         2         2
               Tunisia                                                                  --        --        --         2         3
               United Kingdom                                                           41        39        48        54        46
                                                                                    ------    ------    ------    ------   -------
                 Total International                                                    61        49        59        73        62
                                                                                    ------    ------    ------    ------   -------
                  Total                                                                196       164       181       205       172
              Natural gas liquids included in above                                     17        17        17        17        15

             Net Natural Gas Production (millions of cubic feet per day)
              United States (by region)
               Alaska                                                                  144       151       145       133       123
               Gulf Coast                                                               84        78        88        94        79
               Southern                                                                208       189       161       142       134
               Central                                                                 117       119       109       105       110
               Mid-Continent                                                           125       125       122       112        89
               Rocky Mountain                                                           66        60        51        48        39
                                                                                    ------    ------    ------    ------   -------
                 Total United States                                                   744       722       676       634       574
                                                                                    ------    ------    ------    ------   -------
              International
               Canada                                                                   65        --        --        --        --
               Egypt                                                                    16        11        13        15        17
               Ireland                                                                 168       228       259       269       263
               Norway                                                                   27        54        87        81        81
               United Kingdom -- equity                                                165       130       140        98        39
                              -- other/(a)/                                             23        32        32        35        --
                                                                                    ------    ------    ------    ------   -------
                 Total International                                                   464       455       531       498       400
                                                                                    ------    ------    ------    ------   -------
                  Consolidated                                                       1,208     1,177     1,207     1,132       974
              Equity affiliate/(b)/                                                     33        42        45        44        40
                                                                                    ------    ------    ------    ------   -------
                  Total                                                              1,241     1,219     1,252     1,176     1,014

             Average Sales Prices
              Liquid Hydrocarbons (dollars per barrel)/(c)/
               United States                                                        $10.42    $16.88    $18.58    $14.59    $13.53
               International                                                         12.24     18.77     20.34     16.66     15.61
              Natural Gas (dollars per thousand cubic feet)/(c)/
               United States                                                         $1.79     $2.20     $2.09     $1.63     $1.94
               International                                                          1.94      2.00      1.97      1.80      1.58

             Net Proved Reserves at year-end (developed and undeveloped)
              Liquid Hydrocarbons (millions of barrels)
               United States                                                           568       609       589       558       553
               International                                                           316       187       203       206       242
                                                                                    ------    ------    ------    ------   -------
                 Consolidated                                                          884       796       792       764       795
               Equity affiliate/(d)/                                                    80        82        --        --        --
                                                                                    ------    ------    ------    ------   -------
                  Total                                                                964       878       792       764       795
              Developed reserves as % of total net reserves                             70%       75%       78%       88%       90%

              Natural Gas (billions of cubic feet)
               United States                                                         2,151     2,220     2,239     2,210     2,127
               International                                                         1,796     1,071     1,199     1,379     1,527
                                                                                    ------    ------    ------    ------   -------
                 Consolidated                                                        3,947     3,291     3,438     3,589     3,654
               Equity affiliate/(b)/                                                   110       111       132       131       153
                                                                                    ------    ------    ------    ------   -------
                  Total                                                              4,057     3,402     3,570     3,720     3,807
              Developed reserves as % of total net reserves                             79%       83%       83%       80%       79%

             /(a)/ Represents gas acquired for injection and subsequent resale.
             /(b)/ Represents Marathon's equity interest in CLAM Petroleum
                   B.V.
             /(c)/ Prices exclude gains/losses from hedging activities. /(d)/ Represents Marathon's equity interest in Sakhalin Energy
                   Investment Company Ltd.

                Five-Year Operating Summary -- Marathon Group CONTINUED

                                                                                  1998/(a)/     1997      1996      1995      1994

             U.S. Refinery Operations (thousands of barrels per day)
              In-use crude oil capacity at year-end                                  935        575       570       570        570
              Refinery runs -- crude oil refined                                     894        525       511       503        491
                            -- other charge and blend stocks                         127         99        96        94        107
              In-use crude oil capacity utilization rate                              96%        92%       90%       88%        86%

             Source of Crude Processed (thousands of barrels per day)
              United States                                                          317        202       229       254        218
              Europe                                                                  15         10        12         6         31
              Middle East and Africa                                                 394        241       193       183        171
              Other International                                                    168         72        79        58         70
                                                                                 -------    -------   -------   -------    -------
                Total                                                                894        525       513       501        490

             Refined Product Yields (thousands of barrels per day)
              Gasoline                                                               545        353       345       339        340
              Distillates                                                            270        154       155       146        146
              Propane                                                                 21         13        13        12         13
              Feedstocks and special products                                         64         36        35        38         33
              Heavy fuel oil                                                          49         35        30        31         38
              Asphalt                                                                 68         39        36        36         30
                                                                                 -------    -------   -------   -------    -------
                Total                                                              1,017        630       614       602        600

             Refined Products Yields (% breakdown)
              Gasoline                                                                54%        56%       56%       57%        57%
              Distillates                                                             27         24        25        24         24
              Other products                                                          19         20        19        19         19
                                                                                 -------    -------   -------   -------    -------
                Total                                                                100%       100%      100%      100%       100%

             U.S. Refined Product Sales (thousands of barrels per day)
              Gasoline                                                               671        452       468       445        443
              Distillates                                                            318        198       192       180        183
              Propane                                                                 21         12        12        12         16
              Feedstocks and special products                                         67         40        37        44         32
              Heavy fuel oil                                                          49         34        31        31         38
              Asphalt                                                                 72         39        35        35         31
                                                                                 -------    -------   -------   -------    -------
                Total                                                              1,198        775       775       747        743
              Matching buy/sell volumes included in above                             39         51        71        47         73

             Refined Products Sales by Class of Trade (as a % of total sales)
              Wholesale -- independent private-brand
                            marketers and consumers                                   65%        61%       62%       61%        62%
              Marathon and Ashland brand jobbers and dealers                          11         13        13        13         13
              Speedway SuperAmerica retail outlets                                    24         26        25        26         25
                                                                                 -------    -------   -------   -------    -------
                Total                                                                100%       100%      100%      100%       100%

             Refined Products (dollars per barrel)
              Average sales price                                                 $21.43     $26.38    $27.43    $23.80    $ 22.75
              Average cost of crude oil throughput                                 13.02      19.00     21.94     18.09      16.59

             Petroleum Inventories at year-end (thousands of barrels)
              Crude oil, raw materials and natural gas liquids                    35,630     19,351    20,047    22,224     22,987
              Refined products                                                    32,334     20,598    21,283    22,102     23,657

             U.S. Refined Product Marketing Outlets at year-end
              MAP operated terminals                                                  88         51        51        51         51
              Retail -- Marathon and Ashland brand outlets                         3,117      2,465     2,392     2,380      2,356
                     -- Speedway SuperAmerica outlets                              2,257      1,544     1,592     1,627      1,659

             Pipelines (miles of common carrier pipelines)/(b)/
              Crude Oil -- gathering lines                                         2,827      1,003     1,052     1,115      1,115
                        -- trunklines                                              4,859      2,665     2,665     2,666      2,672
              Products  -- trunklines                                              2,861      2,310     2,310     2,311      2,311
                                                                                 -------    -------   -------   -------    -------
                Total                                                             10,547      5,978     6,027     6,092      6,098

             Pipeline Barrels Handled (millions)/(c)/
              Crude Oil -- gathering lines                                          47.8       43.9      43.2      43.8       43.4
                        -- trunklines                                              571.9      369.6     378.7     371.3      353.0
              Products  -- trunklines                                              329.7      262.4     274.8     252.3      282.2
                                                                                 -------    -------   -------   -------    -------
                Total                                                              949.4      675.9     696.7     667.4      678.6

             River Operations
              Barges -- owned/leased                                                 169         --        --        --         --
              Boats  -- owned/leased                                                   8         --        --        --         --

             /(a)/ 1998 statistics include 100% of MAP and should be
                   considered when compared to prior periods.
             /(b)/ Pipelines for downstream operations also include non-common carrier, leased and equity affiliates.
             /(c)/ Pipeline barrels handled on owned common carrier pipelines, excluding equity affiliates.

             Five-Year Operating Summary -- U. S. Steel Group

             (Thousands of net tons, unless otherwise noted)                1998    1997    1996    1995    1994

             Raw Steel Production
              Gary, IN                                                      6,468   7,428   6,840   7,163   6,768
              Mon Valley, PA                                                2,594   2,561   2,746   2,740   2,669
              Fairfield, AL                                                 2,152   2,361   1,862   2,260   2,240
                                                                           ------  ------  ------  ------  ------
                 Total                                                     11,214  12,350  11,448  12,163  11,677

             Raw Steel Capability
              Continuous cast                                              12,800  12,800  12,800  12,500  11,990
                 Total production as % of total capability                   87.6    96.5    89.4    97.3    97.4

             Hot Metal Production                                           9,743  10,591   9,716  10,521  10,328

             Coke Production/(a)/                                           4,835   5,757   6,777   6,770   6,777

             Iron Ore Pellets -- Minntac, MN
              Shipments                                                    15,446  16,319  14,962  15,218  16,174

             Coal Production                                                8,150   7,528   7,283   7,509   7,424

             Coal Shipments                                                 7,670   7,811   7,117   7,502   7,698

             Steel Shipments by Product
              Sheet and semi-finished steel products                        7,608   8,170   8,677   8,721   7,988
              Tubular, plate and tin mill products                          3,078   3,473   2,695   2,657   2,580
                                                                           ------  ------  ------  ------  ------
                 Total                                                     10,686  11,643  11,372  11,378  10,568
                 Total as % of domestic steel industry                       10.3    10.9    11.3    11.7    11.1

             Steel Shipments by Market
              Steel service centers                                         2,563   2,746   2,831   2,564   2,780
              Transportation                                                1,785   1,758   1,721   1,636   1,952
              Further conversion:
               Joint ventures                                               1,473   1,568   1,542   1,332   1,308
               Trade customers                                              1,140   1,378   1,227   1,084   1,058
              Containers                                                      794     856     874     857     962
              Construction                                                    987     994     865     671     722
              Oil, gas and petrochemicals                                     509     810     746     748     367
              Export                                                          382     453     493   1,515     355
              All other                                                     1,053   1,080   1,073     971   1,064
                                                                           ------  ------  ------  ------  ------
                 Total                                                     10,686  11,643  11,372  11,378  10,568

             /(a)/ The reduction in coke production in 1997 and 1998 reflected
                   U. S. Steel's entry into a strategic partnership with two limited partners on June 1, 1997, to acquire an interest in three coke batteries at its Clairton (Pa.) Works.



Five-Year Financial Summary

(Dollars in millions, except as noted)                       1998/(a)/        1997          1996          1995          1994
Statement of Operations
Revenues                                                     $ 28,335       $ 22,588      $ 22,977      $ 20,413      $ 19,055
Income from operations                                          1,517          1,705         1,779           726         1,174
 Includes:
  Inventory market valuation charges (credits)                    267            284          (209)          (70)         (160)
  Gain on ownership change in MAP                                 245             --            --            --            --
  Impairment of long-lived assets                                  --             --            --           675            --
Income from continuing operations                            $    674       $    908      $    946      $    217      $    532
Income (loss) from discontinued operations                         --             80             6             4           (31)
Extraordinary loss                                                 --             --            (9)           (7)           --
                                                             --------       --------      --------      --------      --------
  Net Income                                                 $    674       $    988      $    943      $    214      $    501

 Applicable to Marathon Stock
  Income (loss) before extraordinary loss                    $    310       $    456      $    671      $    (87)     $    315
  Income (loss) before extraordinary loss
   per share -- basic (in dollars)                               1.06           1.59          2.33          (.31)         1.10
             -- diluted (in dollars)                             1.05           1.58          2.31          (.31)         1.10
  Net income (loss)                                               310            456           664           (92)          315
  Net income (loss) per share -- basic (in dollars)              1.06           1.59          2.31          (.33)         1.10
                              -- diluted (in dollars)            1.05           1.58          2.29          (.33)         1.10
  Dividends paid per share (in dollars)                           .84            .76           .70           .68           .68

 Applicable to Steel Stock
  Income before extraordinary loss                            $   355        $   449      $    253      $    279      $    176
  Income before extraordinary loss
   per share -- basic (in dollars)                               4.05           5.24          3.00          3.53          2.35
             -- diluted (in dollars)                             3.92           4.88          2.97          3.43          2.33
  Net income                                                      355            449           251           277           176
  Net income per share -- basic (in dollars)                     4.05           5.24          2.98          3.51          2.35
                       -- diluted (in dollars)                   3.92           4.88          2.95          3.41          2.33
  Dividends paid per share (in dollars)                          1.00           1.00          1.00          1.00          1.00

 Balance Sheet Position at year-end
  Cash and cash equivalents                                  $    146       $     54      $     55      $    131      $     48
  Total assets                                                 21,133         17,284        16,980        16,743        17,517
  Capitalization:
   Notes payable                                              $   145       $    121      $     81      $     40      $      1
   Total long-term debt                                         3,991          3,403         4,212         4,937         5,599
   Minority interest in MAP                                     1,590             --            --            --            --
   Preferred stock of subsidiary and
    trust preferred securities                                    432            432           250           250           250
   Redeemable Delhi Stock                                          --            195            --            --            --
   Preferred stock                                                  3              3             7             7           112
   Common stockholders' equity                                  6,402          5,397         5,015         4,321         4,190
                                                             --------       --------      --------      --------      --------
      Total capitalization                                   $ 12,563       $  9,551      $  9,565      $  9,555      $ 10,152

  % of total debt to capitalization/(b)/                         36.4           41.4          47.5          54.7          57.6

 Cash Flow Data
  Net cash from operating activities                         $  1,803       $  1,458      $  1,649      $  1,632      $    817
  Capital expenditures                                          1,580          1,373         1,168         1,016         1,033
  Disposal of assets                                               86            481           443           157           293
  Dividends paid                                                  342            316           307           295           301

 Employee Data

  Total employment costs/(c)(d)/                             $  2,372       $  2,289      $  2,179      $  2,186      $  2,281
  Average number of employees/(c)(d)/                          44,860         41,620        41,553        42,133        42,596
  Number of pensioners at year-end                             95,429         97,051        99,713       102,449       105,227

 /(a)/ 1998 statistics, other than employee data, include 100% of MAP, which should be considered when making comparisons to prior periods.
 /(b)/ Total debt represents the sum of notes payable, total long-term debt and preferred stock of subsidiary and trust preferred securities.
 /(c)/ Excludes the Delhi Companies sold in 1997.
 /(d)/ Data for 1998 includes Ashland employees from the date of their payroll transfer to MAP, which occurred at various times throughout 1998. These employees were contracted to MAP in 1998, prior to their payroll transfer.

                Management's Discussion and Analysis

                USX Corporation ("USX") is a diversified company engaged
             primarily in the energy business through its Marathon Group, and in the steel business through its U. S. Steel Group.

                Effective October 31, 1997, USX sold Delhi Gas Pipeline
             Corporation and other subsidiaries of USX that comprised all of the USX -- Delhi Group ("Delhi Companies"). On January 26, 1998, USX used the $195 million net proceeds from the sale to redeem all of the 9.45 million outstanding shares of USX-Delhi Group Common Stock. For additional information, see Note 5 to the USX Consolidated Financial Statements.

                During 1997, Marathon Oil Company ("Marathon") and Ashland Inc.
             ("Ashland") agreed to combine the major elements of their refining, marketing and transportation ("RM&T") operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC ("MAP"), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38 percent interest in MAP. Financial measures such as revenues, income from operations and capital expenditures in 1998 include 100 percent of MAP and are not comparable to prior period amounts. Income from continuing operations, net income and related per share amounts for 1998 are net of the minority interest. For further discussion of MAP and pro forma information, see Note 3 to the USX Consolidated Financial Statements.

                On August 11, 1998, Marathon acquired Tarragon Oil and Gas
             Limited ("Tarragon"), a Canadian oil and gas exploration and production company. The purchase price included $686 million in cash payments, the assumption of $345 million in debt and the issuance of Exchangeable Shares of an indirect Canadian subsidiary of Marathon valued at $29 million. The Exchangeable Shares are exchangeable at any time on a one-for-one basis for shares of USX -- Marathon Group Common Stock ("Marathon Stock"). On November 4, 1998, USX sold 17 million shares of Marathon Stock. The proceeds to USX of $528 million, were used to reduce indebtedness incurred to fund the Tarragon acquisition. Financial measures such as revenues, income from operations and capital expenditures in 1998 include operations of Marathon Canada Limited, formerly known as Tarragon, commencing August 12, 1998. For further discussion of Tarragon and pro forma information, see Note 3 to the USX Consolidated Financial Statements.

                Management's Discussion and Analysis of USX Consolidated
             Financial Statements provides certain information about the Marathon and U. S. Steel Groups, particularly in Management's Discussion and Analysis of Operations by Group. More expansive Group information is provided in Management's Discussion and Analysis of the Marathon Group and U. S. Steel Group, which are included in the USX 1998 Form 10-K. Management's Discussion and Analysis should be read in conjunction with the USX Consolidated Financial Statements and Notes to USX Consolidated Financial Statements.

                Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data -- Disclosures About Forward-Looking Statements in the USX 1998 Form 10-K.

                Management's Discussion and Analysis CONTINUED

Management's Discussion and Analysis of Income

                Revenues for each of the last three years are summarized in the following table:

(Dollars in millions)                                                                1998      1997      1996
---------------------------------------------------------------------------------------------------------------
             Revenues/(a)(b)/
              Marathon Group                                                       $22,075   $15,754   $16,394
              U. S. Steel Group                                                      6,283     6,941     6,670
              Eliminations                                                             (23)     (107)      (87)
                                                                                   -------   -------   -------
                 Total USX Corporation revenues                                     28,335    22,588    22,977
             Less:
              Matching crude oil and refined product buy/sell transactions/(c)/      3,948     2,436     2,912
              Consumer excise taxes on petroleum products and merchandise/(c)/       3,581     2,736     2,768
                                                                                   -------   -------   -------
                 Revenues adjusted to exclude above items                          $20,806   $17,416   $17,297
---------------------------------------------------------------------------------------------------------------

             /(a)/Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets, gain on affiliate stock offering and other income.
             /(b)/Effective October 31, 1997, USX sold the Delhi Companies.
                  Excludes revenues of the Delhi Companies, which have been reclassified as discontinued operations for 1997 and 1996.
             /(c)/Included in both revenues and costs and expenses for the
                  Marathon Group and USX Consolidated, resulting in no effect on income.

                Adjusted revenues increased by $3,390 million in 1998 as
             compared with 1997, reflecting a 37 percent increase for the Marathon Group, partially offset by a 9 percent decrease for the U.
             S. Steel Group. Adjusted revenues increased by $119 million in 1997 as compared with 1996, reflecting a 4 percent increase for the U.
             S. Steel Group, partially offset by a 1 percent decrease for the Marathon Group. For further discussion, see Management's Discussion and Analysis of Operations by Group, herein.

                Income from operations for each of the last three years are summarized in the following table:

(Dollars in millions)                                                1998     1997     1996
---------------------------------------------------------------------------------------------
             Reportable segments
              Marathon Group
               Exploration & production                             $  278   $  773   $  900
               Refining, marketing & transportation                    896      563      249
               Other energy related businesses                          33       48       57
                                                                    ------   ------   ------
                 Income for reportable segments--Marathon Group      1,207    1,384    1,206
              U. S. Steel Group
               U. S. Steel Operations                                  330      618      248
                                                                    ------   ------   ------
                 Income for reportable segments--USX Corporation     1,537    2,002    1,454
             Items not allocated to reportable segments:
              Marathon Group                                          (269)    (452)      90
              U. S. Steel Group                                        249      155      235
                                                                    ------   ------   ------
                 Total income from operations--USX Corporation      $1,517   $1,705   $1,779

                For further discussion, see Management's Discussion and Analysis of Operations by Group, herein.

                Management's Discussion and Analysis CONTINUED

                Net interest and other financial costs for each of the last three years are summarized in the following table:

(Dollars in millions)                                      1998   1997    1996

             Interest and other financial income           $  39  $   5  $   7
             Interest and other financial costs              318    352    428
                                                           -----  -----  -----
                 Net interest and other financial costs      279    347    421
             Less:
              Favorable (unfavorable) adjustment to
                carrying value of Indexed Debt/(a)/           44     10     (6)
                                                           -----  -----  -----
                 Net interest and other financial costs
                   adjusted to exclude above item          $ 323  $ 357  $ 415

             /(a)/ In December 1996, USX issued $117 million in aggregate principal amount of 6-3/4% Notes Due February 1, 2000 ("Indexed Debt"), mandatorily exchangeable at maturity for common stock of RTI International Metals, Inc. (formerly RMI Titanium Company) ("RTI") or for the equivalent amount of cash, at USX's option. The carrying value of indexed debt is adjusted quarterly to settlement value based on changes in the value of RTI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. At December 31, 1998, the adjusted carrying value of Indexed Debt was $69 million. USX's 26 percent interest in RTI continues to be accounted for under the equity method.

                Excluding the effect of the adjustment to the carrying value of
             Indexed Debt, net interest and other financial costs decreased by $34 million in 1998 as compared with 1997, and by $58 million in 1997 as compared with 1996. The decrease in 1998 was primarily due to increased interest income levels and increased capitalized interest on Exploration & Production projects, partially offset by increased interest costs resulting from higher average debt levels. The decrease in 1997 was primarily due to decreased interest costs resulting from lower average debt levels and increased capitalized interest on Exploration & Production projects. For additional information, see Note 7 to the USX Consolidated Financial Statements.

                The provision for estimated income taxes was $315 million in
             1998, compared with $450 million in 1997 and $412 million in 1996. The decrease in 1998 was primarily due to a decline in income from continuing operations. The 1998 provision included $33 million of favorable adjustments related to foreign operations. Provisions included credits other than foreign tax credits of $24 million and $48 million in 1997 and 1996, respectively (primarily nonconventional source fuel credits). A significant portion of the reduction in these credits in 1997 as compared with 1996 resulted from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U.
             S. Steel Group's Clairton (Pa.) Works. For reconciliation of the federal statutory rate to total provisions on income from continuing operations, see Note 13 to the USX Consolidated Financial Statements.

                Extraordinary loss in 1996 reflected unfavorable aftertax
             effects of early extinguishment of debt. In December 1996, USX irrevocably called for redemption on January 30, 1997, 8-1/2% Sinking Fund Debentures Due 2006, with a carrying value of $120 million, resulting in an extraordinary loss of $9 million, net of an income tax benefit of $5 million.

                Income from discontinued operations reflects aftertax income of the Delhi Group. Income in 1997 included an $81 million gain on disposal of the Delhi Companies (net of income taxes). For additional discussion, see Note 5 to the USX Consolidated Financial Statements.

                Net income was $674 million in 1998, $988 million in 1997 and
             $943 million in 1996. Excluding the gain on change of ownership in MAP in 1998, the effects of the $81 million gain on disposal related to discontinued operations in 1997, and adjustments to the inventory market valuation reserve in each of 1998, 1997 and 1996, net income decreased by $462 million in 1998 as compared with 1997, and increased by $275 million in 1997 as compared with 1996.

                Noncash credit from exchange of preferred stock was $10 million, or 12 cents per share of Steel Stock, in 1997. In May 1997, USX exchanged 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The

                Management's Discussion and Analysis CONTINUED

             $10 million noncash credit reflects the difference between the carrying value of the 6.50% Preferred Stock and the fair value of the Trust Preferred Securities at the date of the exchange. See
             Note 25 to the USX Consolidated Financial Statements for additional discussion.

Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

                Current assets increased by $734 million from year-end 1997, primarily reflecting increased receivables and inventories resulting from the addition of Ashland RM&T receivables and inventories. These additions were partially offset by general declines in receivables and inventories resulting primarily from lower commodity prices, and lower operating levels for the U. S. Steel Group. Inventories were reduced by a $267 million increase to the inventory market valuation reserve reflecting lower year-end commodity prices.

                Current liabilities increased by $96 million from year-end 1997, primarily reflecting increased payables resulting from the addition of Ashland RM&T payables, partially offset by a decrease in long-term debt due within one year.

                Net property, plant and equipment increased by $2,867 million from year-end 1997, primarily reflecting the addition of Ashland's RM&T assets and the acquisition of Tarragon.

                Total long-term debt and notes payable increased by $612 million from year-end 1997, mainly reflecting borrowings against a revolving credit agreement to fund the acquisition of Tarragon in August 1998. At December 31, 1998, USX had $700 million of borrowings against its long-term revolving credit agreement of $2,350 million.

                Minority interest in Marathon Ashland Petroleum LLC represents
             Ashland's 38% interest in MAP.

                Stockholders' equity increased by $1,005 million from year-end
             1997 mainly reflecting 1998 net income of $674 million and $528 million in proceeds from the public issuance of 17 million shares of Marathon Stock in November 1998, partially offset by dividends paid.

                Net cash provided from operating activities was $1,803 million in 1998, $1,458 million in 1997 and $1,649 million in 1996. Cash provided from operating activities in 1998 included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works #8 blast furnace explosion. Cash provided from operating activities in 1997 included a payment of $390 million resulting from termination of a Marathon Group and Delhi Group accounts receivable sales program, payments of $199 million to fund employee benefit plans related to the U. S. Steel Group, and insurance recoveries of $40 million related to a 1996 hearth breakout at the Gary Works No. 13 blast furnace. Cash provided from operating activities in 1996 included a payment of $59 million to the Internal Revenue Service for certain agreed and unagreed adjustments relating to the tax year 1990, payments of $39 million related to certain state tax issues, and a payment of $28 million related to settlement of the Pickering litigation. Excluding the effects of these adjustments, cash provided from operating activities decreased by $242 million in 1998 as compared with 1997, primarily due to lower net income and unfavorable working capital changes, and increased by $232 million in 1997 as compared with 1996, due primarily to favorable working capital changes, improved profitability and reduced interest payments, partially offset by increased income taxes paid. For additional discussion of 1997 funding of U. S. Steel benefit plans, see Benefit Plan Activity, herein.

                Management's Discussion and Analysis CONTINUED

                Capital expenditures for each of the last three years are
             summarized in the following table:

(Dollars in millions)                                                 1998    1997    1996
             Marathon Group
              Exploration & production ("upstream")
               Domestic                                              $  652  $  647  $  424
               International                                            187     163      80
              Refining, marketing & transportation ("downstream")       410     205     234
              Other                                                      21      23      13
                                                                     ------  ------  ------
                 Subtotal Marathon Group                              1,270   1,038     751
             U. S. Steel Group                                          310     261     337
             Discontinued operations                                     --      74      80
                                                                     ------  ------  ------
                 Total USX Corporation capital expenditures          $1,580  $1,373  $1,168

                Marathon Group's domestic upstream capital expenditures in 1998 mainly included continuing development of Viosca Knoll 786 ("Petronius"), Green Canyon 244 ("Troika") and Green Canyon 112/113 ("Stellaria") in the Gulf of Mexico. International upstream capital expenditures included development of the Tchatamba South field, offshore Gabon. Downstream capital expenditures in 1998 were primarily for upgrading and expanding retail marketing outlets and refinery modification projects.

                U. S. Steel Group capital expenditures in 1998 included a blast furnace reline at Gary Works, an upgrade to the galvanizing line at Fairless Works, replacement of coke battery thruwalls at Gary Works, conversion of the Fairfield Works pipe mill to use round instead of square blooms, and environmental expenditures primarily at Fairfield Works and Gary Works.

                Capital expenditures in 1999 are expected to be approximately
             $1.6 billion. Expenditures for the Marathon Group are expected to be approximately $1.3 billion. Domestic upstream projects planned for 1999 include continuing development of projects in the Gulf of Mexico and natural gas development in East Texas and throughout the western United States. International upstream projects include development of properties offshore Gabon and in Canada. Downstream spending is expected to be primarily for upgrades and expansions of retail marketing outlets and refinery improvements.

                Capital expenditures for the U. S. Steel Group in 1999 are expected to be approximately $290 million. Planned projects include improvements at Gary Works, Mon Valley Works and Fairfield Works and environmental expenditures.

                Investments in affiliates of $115 million in 1998, mainly
             reflected funding of MAP's acquisition of an interest in Southcap Pipe Line Company and U. S. Steel's entry into a joint venture in Slovakia with VSZ a.s.

                Investments in affiliates in 1999 are expected to be
             approximately $80 million. Projected investments include continued development of the Sakhalin II project.

                Contract commitments to acquire property, plant and equipment and long-term investments at December 31, 1998, totaled $812 million compared with $533 million at December 31, 1997.

                The above statements with respect to 1999 capital expenditures and investments are forward-looking statements reflecting management's best estimates based on information currently available. To the extent this information proves to be inaccurate, the timing and levels of future expenditures and investments could differ materially from those included in the forward-looking statements. Factors that could cause future capital expenditures and investments to differ materially include changes in industry supply and demand, general economic conditions, the availability of business opportunities and levels of cash flow from operations for each of the Groups. The timing of completion or cost of particular capital projects could be affected by unforeseen hazards such as weather conditions, explosions or fires, or by delays in obtaining government or partner approval. In addition, levels of investments may be affected by the ability of equity affiliates to obtain third-party financing.

                Proceeds from disposal of assets were $86 million in 1998, compared with $481 million in 1997 and $443 million in 1996. Proceeds in 1997 included $361 million resulting from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its

                Management's Discussion and Analysis CONTINUED


             U. S. Steel Group's Clairton Works and $15 million from the sale of the plate mill at the U. S. Steel Group's former Texas Works. Proceeds in 1996 primarily reflected the sale of the U. S. Steel Group's investment in National-Oilwell (an oil field service joint venture); the sale of a portion of its investment in RTI common stock; disposal of the Marathon Group's interests in Alaskan oil properties and certain domestic and international oil and gas production properties; and the sale of the Marathon Group's equity interest in a domestic pipeline company.

                The net change in restricted cash was a net withdrawal of $174 million in 1998, which was primarily the result of redeeming all of the outstanding shares of USX-Delhi Group Common Stock with the $195 million of net proceeds from the sale of the Delhi Companies that had been classified as restricted cash in 1997. The net deposit of $97 million in 1997 mainly represents the deposit of the $195 million of net proceeds from the sale of the Delhi Companies, partially offset by cash withdrawn from an interest-bearing escrow account that was established in 1996 in connection with the disposal of oil production properties in Alaska.

                Financial obligations (the net of debt repayments, borrowings, commercial paper and revolving credit arrangements on the Consolidated Statement of Cash Flows) increased by $315 million in 1998, compared with decreases of $734 million in 1997 and $673 million in 1996. The increase in 1998 is primarily the result of borrowings against a revolving credit agreement to fund the acquisition of Tarragon in August 1998. The decrease in financial obligations in 1997 and 1996 primarily reflected cash flows provided from operating activities and asset sales in excess of cash used for capital expenditures and dividend payments (and with respect to 1997, in excess of $249 million of cash used for investments in equity affiliates).

                Issuance of long-term debt and Trust Preferred Securities for each of the last three years is summarized in the following table:

(Dollars in millions)                                        1998   1997   1996

             Aggregate principal amounts of:
              6.85% Notes due 2008                           $ 400  $ --   $ --
              Trust preferred securities/(a)/                  --    182
              Indexed debt/(b)/                                --     --     117
              Environmental bonds and capital leases/(c)/      280    --      78
                                                             -----  -----  -----
                 Total                                       $ 680  $ 182  $ 195

          /(a)/In 1997, USX exchanged 3.9 million 6.75% Convertible
               Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I for an equivalent number of shares of USX's 6.50% Cumulative Convertible Preferred Stock. This was a noncash transaction. For additional discussion, see
               Note 26 to the USX Consolidated Financial Statements.
          /(b)/See Note 17 to the USX Consolidated Financial Statements
               for a description of Indexed Debt.
          /(c)/Issued to refinance an equivalent amount of environmental improvement refunding bonds and capital leases.

                USX filed with the Securities and Exchange Commission a shelf registration statement, which became effective July 31, 1998, that allows USX to offer and issue unsecured debt securities, common and preferred stock and warrants in an aggregate principal amount of up to $1 billion in one or more separate offerings on terms to be determined at the time of sale. Including this shelf registration statement, USX had a total of $986 million available under existing shelf registration statements at December 31, 1998. In January 1999, USX issued $300 million in aggregate principal amount of 6.65% Notes due 2006, reducing the availability under existing shelf registration statements to $686 million.

                In the event of a change in control of USX, debt and guaranteed obligations totaling $4.0 billion at year-end 1998 may be declared immediately due and payable or required to be collateralized. See Notes 12, 14 and 17 to the USX Consolidated Financial Statements.

                Dividends paid increased by $26 million in 1998 as compared with
             1997, due primarily to a two-cents-per-share increase in the quarterly Marathon Stock dividend rate effective January 1998. Dividends paid increased by $9 million in 1997 as compared with 1996, due primarily to the full-year effect of a two-cents-per-share increase in the quarterly Marathon Stock dividend rate effective October 1996. The increase was partially offset by decreased dividends on preferred stock, reflecting 6.50% Preferred Stock exchanged for Trust Preferred Securities during 1997.

                Management's Discussion and Analysis CONTINUED

                Benefit Plan Activity

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

                Debt and Preferred Stock Ratings

                       Standard & Poor's Corp. currently rates USX and Marathon
             Oil Company ("Marathon") senior debt as investment grade, following an upgrade in November 1996 to BBB- from BB+. USX's subordinated debt and preferred stock were also upgraded to BB+ from BB-. Moody's Investors Services, Inc., following upgrades in June 1998, currently rates USX's and Marathon's senior debt as investment grade at Baa2, USX's subordinated debt at Baa3 and USX's preferred stock as Ba1. Duff & Phelps Credit Rating Co. currently rates USX's senior notes as investment grade at BBB and USX's subordinated debt as BBB-.

                Derivative Instruments
                See Quantitative and Qualitative Disclosures About Market Risk
             for discussion of derivative instruments and associated market risk.

                Liquidity

                USX management believes that its short-term and long-term
             liquidity is adequate to satisfy its obligations as of December 31, 1998, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the years 1999, 2000 and 2001, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 29 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings or other external financing sources.

                USX management's opinion concerning liquidity and USX's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include the performance of each Group (as indicated by levels of cash provided from operating activities and other measures), the state of the debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, levels of USX's outstanding debt and credit ratings by rating agencies. For a summary of long-term debt, see Note 17 to the USX Consolidated Financial Statements.

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

                Management's Discussion and Analysis CONTINUED

                The following table summarizes USX's environmental expenditures for each of the last three years/(a)/:

(Dollars in millions)                             1998   1997   1996

             Capital
              Marathon Group/(b)/                 $ 124  $  81  $  66
              U. S. Steel Group                      49     43     90
              Discontinued operations               --      10      9
                                                  -----  -----  -----
                 Total capital                    $ 173  $ 134  $ 165

             Compliance
              Operating & maintenance
               Marathon Group/(b)/                $ 126  $  84  $  75
               U. S. Steel Group                    198    196    199
               Discontinued operations              --       4      4
                                                  -----  -----  -----
                 Total operating & maintenance      324    284    278
              Remediation/(c)/
               Marathon Group/(b)/                   10     19     26
               U. S. Steel Group                     19     29     33
                                                  -----  -----  -----
                 Total remediation                   29     48     59
                 Total compliance                 $ 353  $ 332  $ 337

             /(a)/Amounts for the Marathon Group are calculated based on
                  American Petroleum Institute survey guidelines. Amounts for the U. S. Steel Group are based on previously established U.S. Department of Commerce survey guidelines.
             /(b)/Amounts in 1998 include 100% of MAP
             /(c)/Amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries where permissible.

                USX's environmental capital expenditures accounted for 11%, 10%
             and 14% of total consolidated capital expenditures in 1998, 1997 and 1996, respectively.

                USX's environmental compliance expenditures averaged 1% of total consolidated costs and expenses in 1998, and 2% in both 1997 and 1996. Remediation spending primarily reflected ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping at retail gasoline stations, and remediation activities at former and present operating locations.

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

                USX has been notified that it is a potentially responsible party
             ("PRP") at 46 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1998. In addition, there are 25 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 126 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 16 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See
             Note 29 to the USX Consolidated Financial Statements.

                Management's Discussion and Analysis CONTINUED

                In October 1998, the National Enforcement Investigations Center
             and Region V of the United States Environmental Protection Agency conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues, including one contested Notice of Violation regarding MAP's Detroit refinery, it is not known when complete findings on the results of the inspections will be issued. In an action separate from the multi-media inspection, the Department of Justice filed a civil complaint in February 1999, alleging violation of the Clean Air Act with respect to benzene releases at the Robinson refinery.

                In 1998, USX entered into a consent decree with the
             Environmental Protection Agency ("EPA") which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. USX has agreed to pay civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs, which will be paid in 1999. In addition, USX will pay the EPA $1 million at the end of the remediation project for future monitoring costs. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $30 million over the next six years. Estimated remediation and monitoring costs for this project have been accrued.

                New or expanded environmental requirements, which could increase
             USX's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, USX does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1999. USX expects environmental capital expenditures in 1999 to be approximately $96 million, or approximately 5% of total estimated consolidated capital expenditures. Predictions beyond 1999 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, USX anticipates that environmental capital expenditures in 2000 will total approximately $110 million; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements, and could increase if additional projects are identified or additional requirements are imposed.

                Effective January 1, 1997, USX adopted American Institute of
             Certified Public Accountants Statement of Position No. 96-1 -- "Environmental Remediation Liabilities", which requires that companies include certain direct costs and post-closure monitoring costs in accruals for remediation liabilities. USX income from operations in the first quarter of 1997 included charges of $27 million (net of expected recoveries) related to adoption, primarily for accruals of post-closure monitoring costs, study costs and administrative costs. See Note 2 to the USX Consolidated Financial Statements for additional discussion.

                Income from operations in 1997 also included net favorable effects of $13 million related to other environmental accrual adjustments.

                Management's Discussion and Analysis CONTINUED

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

                Outlook and Year 2000

                For Outlook with respect to the Marathon Group and U. S. Steel
             Group, see Management's Discussion and Analysis of Operations by Group, herein.

                For discussion of the Year 2000 issue as it affects the Marathon
             Group and the U. S. Steel Group, see Management's Discussion and Analysis of Operations by Group, herein.

                Accounting Standards

                In March 1998, the American Institute of Certified Public
             Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX adopted SOP 98-1 effective January 1, 1999. The incremental impact on results of operations of adoption of SOP 98-1 is likely to be initially favorable since certain qualifying costs will be capitalized and amortized over future periods.

                In June 1998, the Financial Accounting Standards Board issued
             Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. USX plans to adopt the standard effective January 1, 2000, as required.

Management's Discussion and Analysis of Operations by Group

                The Marathon Group

                The Marathon Group includes Marathon Oil Company ("Marathon")
             and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum LLC ("MAP"), owned 62% by Marathon; and other energy related businesses.

                The Marathon Group's 1998 financial performance was
             significantly impacted by the lowest oil prices in 24 years, lower natural gas prices and decreased refining crack spreads (the difference between light products prices and crude costs). Nevertheless, in 1998, Marathon upstream operations achieved nearly a 20% growth in worldwide liquids production and MAP had a highly successful first year of operations, achieving annual repeatable operating efficiencies of approximately $150 million.

                Management's Discussion and Analysis CONTINUED

                Marathon Group revenues for each of the last three years are summarized in the following table, which is covered by the report of independent accountants.

(Dollars in millions)                                   1998     1997     1996
             Sales by product:
              Refined products                         $ 9,091  $ 7,012  $ 7,132
              Merchandise                                1,873    1,045    1,000
              Liquid hydrocarbons                        1,818      941    1,111
              Natural gas                                1,144    1,331    1,194
              Transportation and other products            271      167      180
             Gain on ownership change in MAP/(a)/          245      --       --
             Other/(b)/                                    104       86       97
                                                       -------  -------  -------
                 Subtotal                               14,546   10,582   10,714
                                                       -------  -------  -------
             Matching buy/sell transactions/(c)(e)/      3,948    2,436    2,912
             Excise taxes/(d)(e)/                        3,581    2,736    2,768
                                                       -------  -------  -------
                 Total revenues                        $22,075  $15,754  $16,394

             /(a)/See Note 3 to the USX Consolidated Financial Statements for
                  a discussion of the gain on ownership change in MAP.
             /(b)/Includes dividend and affiliate income, net gains on
                  disposal of assets and other income.
             /(c)/Matching crude oil and refined products buy/sell
                  transactions settled in cash.
             /(d)/Consumer excise taxes on petroleum products and
                  merchandise.
             /(e)/Included in both revenues and costs and expenses, resulting in no effect on income.

                In 1998, Marathon Group revenues included 100% of MAP revenues, and MCL's revenues commencing August 12, 1998. On a pro forma basis, assuming the acquisitions of Tarragon's operations and Ashland's RM&T net assets had occurred on January 1, 1997, revenues (excluding matching buy/sell transactions and excise taxes) for 1997 would have been $16,278 million.

                Revenues (excluding matching buy/sell transactions and excise taxes) decreased by $1,732 million in 1998 from pro forma 1997. The decrease in 1998 mainly reflected lower prices for refined products, lower worldwide liquid hydrocarbon prices and lower domestic natural gas prices, partially offset by higher liquid hydrocarbon sales volumes. The increase in liquid hydrocarbon sales volumes was due to a higher volume of upstream production being sold to third parties.

                Revenues (excluding matching buy/sell transactions and excise taxes) decreased $132 million in 1997 (as reported) from 1996, mainly due to lower average refined product prices and lower worldwide liquid hydrocarbon prices and volumes, partially offset by increased volumes of refined products and higher domestic natural gas volumes and prices.

                Management's Discussion and Analysis CONTINUED

                Marathon Group income from operations for each of the last three years is summarized in the following table:

(Dollars in millions)                                                      1998     1997     1996
             Exploration & production ("E&P")
              Domestic                                                    $  190   $  500   $  547
              International                                                   88      273      353
                                                                          ------   ------   ------
               Income for E&P reportable segment                             278      773      900
             Refining, marketing & transportation/(a)/                       896      563      249
             Other energy related businesses/(b)/                             33       48       57
                                                                          ------   ------   ------
                 Income for reportable segments                            1,207    1,384    1,206
             Items not allocated to reportable segments:
               Administrative expenses/(c)/                                 (106)    (168)    (133)
               IMV reserve adjustment/(d)/                                  (267)    (284)     209
               Gain on ownership change & transition charges--MAP/(e)/       223       --      --
               Int'l investment write-offs, suspended exploration
                 well write-offs & gas contract settlement/(f)/             (119)      --      --
               Other items (net)                                              --       --       14
                                                                          ------   ------   ------
                 Total income from operations                             $  938   $  932   $1,296

             /(a)/In 1998, segment income includes 100% of MAP and is not comparable to prior periods.
             /(b)/Includes marketing and transportation of domestic natural gas and crude oil, and power generation.
             /(c)/Includes the portion of the Marathon Group's administrative costs not charged to the operating components and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
             /(d)/The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value.
             /(e)/The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 3 to the USX Consolidated Financial Statements.
             /(f)/Includes a write-off of certain non-revenue producing international investments and several exploratory wells which had encountered hydrocarbons, but had been suspended pending further evaluation. It also includes a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.

                In 1998, Marathon Group income from operations included 100% of
             MAP, and MCL's results of operations commencing August 12, 1998. On a pro forma basis, assuming the acquisitions of Ashland's RM&T net assets and Tarragon's operations had occurred on January 1, 1997, income for reportable segments for 1997 would have been $1,728 million. Income for reportable segments decreased by $521 million in 1998 from pro forma 1997 and increased by $178 million in 1997 (as reported) from 1996. The decrease in 1998 was primarily due to lower worldwide liquid hydrocarbon prices, lower domestic natural gas prices and lower refining crack spreads, partially offset by higher liquid hydrocarbon production. The increase in 1997 was primarily due to higher average refined product margins and higher worldwide natural gas prices, partially offset by lower worldwide liquid hydrocarbon production and prices and higher worldwide exploration expense.

                Management's Discussion and Analysis CONTINUED

      Average Volumes and Selling Prices
                                                           1998    1997    1996

(thousands of barrels per day)
Net liquids production/(a)/  --U.S.                         135     115     122
                             --International/(b)/            61      49      59
                             --Worldwide                  -----  ------  ------
                                                            196     164     181
(millions of cubic feet per day)
Net natural gas production   --U.S.                         744     722     676
                             --International--equity        441     423     499
                             --International--other/(c)/     23      32      32
                                                          -----  ------  ------
                             --Total Consolidated         1,208   1,177   1,207
                             --Equity affiliate              33      42      45
                                                          -----  ------  ------
                             --Worldwide                  1,241   1,219   1,252

(dollars per barrel)
Liquid hydrocarbons/(a)(d)/  --U.S.                      $10.42  $16.88  $18.58
                             --International              12.24   18.77   20.34
(dollars per mcf)
Natural gas/(d)/             --U.S.                      $ 1.79  $ 2.20  $ 2.09
                             --International equity        1.94    2.00    1.97

(thousands of barrels per day)
Refined products sold/(e)/                                1,198     775     775
 Matching buy/sell volumes included in above                 39      51      71

/(a)/Includes crude oil, condensate and natural gas liquids.
/(b)/Represents equity tanker liftings, truck deliveries and direct deliveries. /(c)/Represents gas acquired for injection and subsequent resale.
/(d)/Prices exclude gains/losses from hedging activities.
/(e)/In 1998, refined products sold and matching buy/sell volumes include 100% of MAP and are not comparable to prior periods.

                Domestic E&P income decreased by $310 million in 1998 from 1997 following a decrease of $47 million in 1997 from 1996. The decrease in 1998 was primarily due to lower liquid hydrocarbon and natural gas prices, partially offset by increased liquid hydrocarbon production and natural gas volumes. The 17%, or 20,000 barrels per day ("bpd"), increase in liquid hydrocarbon production was mainly attributable to new production in the Gulf of Mexico, while the increase in natural gas volumes was mainly attributable to properties in east Texas.

                The decrease in 1997 was primarily due to lower liquid
             hydrocarbon prices and production and higher exploration expense, partially offset by increased natural gas production and prices. The lower liquid hydrocarbon production was mostly due to the 1996 disposal of oil producing properties in Alaska. The increase in natural gas volumes was mainly attributable to properties in east Texas, Oklahoma and Wyoming.

                International E&P income decreased by $185 million in 1998 following a decrease of $80 million in 1997. The decrease in 1998 was primarily due to lower liquid hydrocarbon and natural gas prices and higher exploration and operating expenses. These items were partially offset by increased liquid hydrocarbon production and natural gas volumes. The 24%, or 12,000 bpd, increase in liquid hydrocarbon production was mainly attributable to the acquired production in Canada and new operations in Gabon. The increase in natural gas volumes was mainly attributable to acquired production in Canada.

                The decrease in 1997 was primarily due to lower liquid
             hydrocarbon volumes, lower natural gas volumes and lower liquid hydrocarbon prices. These items were partially offset by reduced pipeline and terminal expenses and reduced DD&A expenses, due largely to the lower volumes. The lower liquid hydrocarbon volumes primarily reflected lower production in the U.K. North Sea, while the lower natural gas volumes were mainly due to natural field declines in Ireland and Norway.

                Management's Discussion and Analysis CONTINUED

                Refining, marketing and transportation ("downstream") reportable segment income in 1998 included 100 percent of MAP. On a pro forma basis, assuming the acquisition of Ashland's R&M net assets had occurred on January 1, 1997, income for the reportable segments of the combined downstream operations of Marathon and Ashland for 1997 would have been $869 million. On this basis, 1998 downstream reportable segment income of $896 million was slightly higher than pro forma 1997 downstream reportable segment income. During 1998, the effects of lower refining crack spreads were offset by strong performances from MAP's asphalt and retail operations, realization of operating efficiencies as a result of combining Marathon and Ashland's downstream operations and lower energy costs.

                Downstream reportable segment income in 1997 increased $314 million over 1996 due mainly to improved refined product margins as favorable effects of reduced crude oil and other feedstock costs more than offset a decrease in refined product sales prices.

                Other energy related businesses reportable segment income
             decreased by $15 million in 1998 following a decrease of $9 million in 1997. The decrease in 1998 was mainly due to a gain on the sale of an equity interest in a domestic pipeline company included in 1997 reportable segment income.

                Items not allocated to reportable segments

                Administrative expenses decreased by $62 million in 1998
             following an increase of $35 million in 1997 from 1996. The decrease in 1998 mainly reflected an increase in administrative costs charged to the RM&T reportable segment, lower accruals for employee benefit and compensation plans and lower litigation accruals. The increase in 1997 mainly reflected higher accruals for employee benefit and compensation plans, including Marathon's performance-based variable pay plan.

                IMV reserve adjustment--When U. S. Steel Corporation acquired
             Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

                When Marathon acquired the crude oil and refined product
             inventories associated with Ashland's RM&T operations on January 1, 1998, the Marathon Group established a new LIFO cost basis for those inventories. The acquisition cost of these inventories lowered the overall average cost of the Marathon Group's combined RM&T inventories. As a result, the price threshold at which an IMV reserve will be recorded was also lowered.

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

                Outlook--Marathon Group

                The outlook regarding the Marathon Group's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. During 1998, worldwide liquid hydrocarbon and natural gas prices realized by Marathon were significantly lower than 1997. In 1998, West Texas Intermediate crude oil postings reached their lowest levels in 24 years. The continuation of this depressed pricing environment in 1999 will adversely impact upstream results. Expected increases in liquid hydrocarbon and natural gas production should partially offset the effects of these lower prices. Continued lower prices could adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

                Management's Discussion and Analysis CONTINUED

                In 1999, worldwide liquid hydrocarbon production, including
             Marathon's share of equity affiliates, is expected to increase by 17 percent, to average approximately 230,000 bpd. Most of the increase is anticipated in the second half of the year. This primarily reflects projected new production from the Phase I development of the Piltun-Astokhskoye ("P-A") field in mid-1999 (discussed below), start-up of the Tchatamba South field in the third quarter of 1999 and a full year of production by MCL, partially offset by natural production declines of mature fields. In 1999, worldwide natural gas volumes, including Marathon's share of equity affiliates, are expected to increase by 11 percent, to approximately 1.38 billion cubic feet per day. This primarily reflects increases in North American gas production, offset by natural declines in mature international fields, primarily in Ireland and Norway. In 2000, worldwide liquid hydrocarbon production and natural gas volumes are expected to remain consistent with 1999 levels. In 2001, liquid hydrocarbon production is expected to increase by 10 to 15 percent over 2000 production levels and natural gas volumes are expected to increase by approximately 4 percent over 2000 levels. These projections are based on known discoveries and do not include any additions from potential or future acquisitions or future wildcat drilling.

                Petronius, in the Gulf of Mexico, was originally scheduled to begin production in the second quarter of 1999, but the project was delayed when the last platform topsides module fell into the sea during installation work. The lost module will have to be replaced. Third party insurance is expected to cover costs associated with the replacement and installation on the platform. First production is now expected to begin in the fourth quarter of 2000.

                Marathon holds a 37.5% interest in Sakhalin Energy Investment
             Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the P-A oil field and the Lunskoye gas-condensate field, which are located 8-12 miles offshore Sakhalin Island in the Russian Far East Region. The Russian State Reserves Committee has approved estimated combined reserves for the P-A and Lunskoye fields of one billion gross barrels of liquid hydrocarbons and 14 trillion cubic feet of natural gas.

                In 1997, a Development Plan for the P-A license area, Phase I:
             Astokh Feature was approved. Offshore drilling and production facilities for the Astokh Feature were set in place on September 1, 1998. Drilling of development wells commenced in December of 1998. First production from the Astokh Feature is scheduled for mid-1999, with sales forecast to average 45,000 gross bpd of oil annually as early as 2000. This rate is based on six months of offshore loading operations during the ice-free weather window at an estimated daily rate of 90,000 gross barrels. Marathon's equity share of reserves from primary production in the Astokh Feature is 80 million barrels of oil.

                The approved Development Plan also provides for further
             appraisal work for the remainder of the P-A field. An appraisal well was drilled during the summer weather window in 1998 and the results are being evaluated. Conceptual design work for further development of the P-A field, including pressure maintenance for the Astokh Feature, continues. With respect to the Lunskoye field, appraisal work and efforts to secure long-term gas sales markets continue. Commencement of gas production from the Lunskoye field, which will be contingent upon the conclusion of a gas sales contract, is anticipated to occur in 2005 or later.

                Late in 1997, the Sakhalin Energy consortium arranged a limited recourse project financing facility of $348 million. Sakhalin Energy borrowed the full amount of this facility in 1998 to fund Phase I expenditures and to repay amounts previously advanced to Sakhalin Energy by its shareholders.

                In the area of significant Russian legislation, the Russian
             Parliament passed a Production Sharing Agreement ("PSA") Amendments Law and a PSA Enabling Law, which brings other Russian legislation into conformance with the PSA Law. These laws were signed by President Yeltsin and enacted in 1999.

                At December 31, 1998, Marathon's investment in the Sakhalin II project was $275 million.

                The above discussion includes forward-looking statements with respect to worldwide liquid hydrocarbon production and natural gas volumes for 1999, 2000 and 2001, commencement of projects and dates of initial production. These statements are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply

                Management's Discussion and Analysis CONTINUED

             and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, reserve replacement rates and other geological, operating and economic considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the timing and economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

                Downstream income of the Marathon Group is largely dependent upon refining crack spreads (the difference between light product prices and crude costs). Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of crude oil and refined products. Key external factors look promising for the refining and marketing industry. Demand for petroleum products is expected to grow modestly, due to a leveling of fuel efficiency in the passenger car fleet, increasing sales of light-truck and sport-utility vehicles which average fewer miles per gallon than passenger cars, and an increasing number of vehicle miles traveled. Refinery utilization rates are strong, reflecting the increased demand, which should be beneficial for MAP's refining margins. Also, increased highway construction funding should benefit MAP, the largest U.S. supplier of asphalt.

                As a result of Marathon and Ashland combining major elements of their downstream operations, MAP achieved approximately $150 million in annual repeatable pre-tax operating efficiencies in 1998 and has targeted an additional $100 million in 1999. MAP presently expects to derive efficiencies of $350 million annually on a pre-tax basis in 2001. This exceeds its original goal of achieving efficiencies of $200 million annually on a pre-tax basis. Efficiencies will continue to be identified in the logistical, retail marketing, wholesale marketing and refining operations, as well as administrative functions, that Marathon and Ashland transferred to MAP.

                MAP and a third party are constructing facilities to produce 800 million pounds per year of polymer grade propylene and polypropylene at the Garyville refinery. MAP is building and will own and operate facilities to produce polymer grade propylene. The third party is constructing and will own and operate the polypropylene facilities and market its output. Production of the polymer grade propylene is scheduled to begin in the second quarter of 1999.

                MAP plans to build a pipeline from its Catlettsburg refinery to
             Columbus, Ohio. The wholly owned pipeline is expected to initially move about 50,000 bpd of refined products into central Ohio. Construction is expected to commence in the summer of 1999 after final regulatory approvals. The pipeline is expected to be operational in the first half of 2000.

                A project to increase crude throughput and light product output is being undertaken at MAP's Robinson, IL refinery. This project is expected to be completed in 2001.

                The above statements with respect to demand for petroleum
             products, the amount and timing of efficiencies to be realized by MAP, and the statements with respect to the propylene, pipeline and refinery improvement projects are forward looking statements. Some factors that could potentially cause actual results to differ materially from present expectations include (among others) the price of petroleum products, unanticipated costs or delays associated with implementing shared technology, completing logistical infrastructure projects, leveraging procurement strategies, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions and regulatory constraints.

             Year 2000 Readiness Disclosure

                The Marathon Group is executing action plans which include:

             . prioritizing and focusing on those computerized and automated systems and processes critical to the operations in terms of material operational, safety, environmental and financial risk to the company.

             . allocating and committing appropriate resources to fix the problem.

                Management's Discussion and Analysis CONTINUED

             . developing detailed contingency plans for those computerized and automated systems and processes critical to the operations in terms of material operational, safety, environmental and financial risk to the company.

             . communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, and the inclusion of Year 2000 readiness language in purchase orders and contracts.

             . performing rigorous Year 2000 tests of critical systems.

             . participating in, and exchanging Year 2000 information with industry trade associations, such as the American Petroleum Institute (API).

             . engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 inventory, assessment and readiness.

                State of Readiness

                Readiness efforts and critical systems testing is 92% complete for Information Technology (IT) systems. The remaining systems are to be completed by end of the third quarter of 1999. Responses have been received from over 80% of the Marathon Group's third party software vendors, with 99% indicating that they are or will be Year 2000 ready and will provide updated software on a timely basis.

                The Marathon Group has completed the inventory on 93% of the
             Non-Information Technology (Non-IT) systems. Assessment of these inventories is being completed to identify those systems that will require remediation. All Non-IT systems are scheduled to be ready by the end of the third quarter of 1999 with minor exceptions. Plant maintenance shutdowns scheduled for the fourth quarter of 1999 will allow us to complete any final readiness efforts.

                The following chart provides the percent of completion for the inventory of systems and processes that may be affected by the Year 2000 ("Y2K Inventory"), analysis performed to determine the Year 2000 date impact of inventoried systems and processes ("Y2K Impact Assessment") and the Year 2000 readiness of the Marathon Group's Year 2000 inventory ("Y2K Readiness of Overall Inventory"). The percent of completion for Y2K Readiness of Overall Inventory includes all inventory items not date impacted, those items already Year 2000 ready and those corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities; however, the implementation of certain Year 2000 ready IT and Non-IT systems has been deferred until 1999, to avoid unnecessary disruption of operations.

                                                Percent Completed
                                                                    Y2K
                                                         Y2K     Readiness
                                                        Impact       of
                                              Y2K      Assess-    Overall
As of January 31, 1999                     Inventory     ment    Inventory
             Information technology              100%      100%         92%
             Non-information technology           93%       60%         52%

                Third Parties

                Third parties are suppliers, customers and vendors, excluding third party software vendors discussed previously. Contacts have been made with all critical third parties to determine if they will be able to provide services to the Marathon Group after the Year 2000. Follow-up continues with those third parties not responding or returning an unacceptable response. If it is determined that there is a significant risk, an effort will be made to work with such parties. If this is not successful, a new provider of the same services will be sought.

                The Costs to Address Year 2000 Issues

                The estimated costs associated with Year 2000 readiness, are approximately $36 million, including $19 million of incremental costs. This reflects an increase of $8 million from the previously reported estimate of total incremental costs. The estimated cost increase results primarily from increased use of external consultants and increased internal staffing of Y2K operational teams. Total costs incurred as of January 31, 1999, were $17 million, including $8 million of incremental costs. As

                Management's Discussion and Analysis CONTINUED

             Y2K impact assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

                The Risks of the Company's Year 2000 Issues

                The most reasonably likely worst case Year 2000 scenario would be the inability of critical third party suppliers, such as utility providers, telecommunication companies, and other critical suppliers, such as drilling equipment suppliers, platform suppliers, crude oil suppliers and pipeline carriers, to continue providing their products and services. This could pose the greatest material operational, safety, environmental and/or financial risk to the company.

                In addition, the lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes is a concern. Without quality information from suppliers, specifically on embedded chip technology, some Year 2000 problems could go undetected until after January 1, 2000.

                Contingency Planning

                Representatives of the Marathon Group have participated with a work group of the API Year 2000 Task force to develop a contingency plan format. This format includes guidelines to develop a plan that will cover the Year 2000 areas of concern. Many business unit contingency planning teams have been formed and are actively working on contingency plans for the systems and processes critical to the operations in terms of material operational, safety, environmental and financial risk to the company. These plans are to be completed and tested, when practical, by the end of the third quarter of 1999.

                The foregoing Year 2000 discussion includes forward-looking statements of the Marathon Group's efforts and management's expectations relating to Year 2000 readiness. These statements are based on certain assumptions including, but not limited to, the availability of programming and testing resources, vendors' ability to install or modify proprietary hardware and software, unanticipated problems identified in the ongoing Year 2000 readiness review, the effectiveness and execution of contingency plans and the level of incremental costs associated with Year 2000 readiness efforts. If these assumptions prove to be incorrect, actual results could differ materially from present expectations.

                The U. S. Steel Group

                The U. S. Steel Group includes U. S. Steel, which is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially-owned companies, such as USS/Kobe Steel Company ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o. and RTI International Metals, Inc. ("RTI").

                In 1998, segment income for U. S. Steel operations decreased primarily due to lower average steel product prices, lower shipment volumes, and less efficient operating levels, resulting from an increase in imports and weak tubular markets.

                U. S. Steel Group revenues for each of the last three years are summarized in the following table, which is covered by the report of independent accountants.

(Dollars in millions)                                     1998    1997     1996

             Sales by product:
              Sheet and semi-finished steel products     $3,501   $3,820  $3,677
              Tubular, plate, and tin mill products       1,513    1,754   1,635
              Raw materials (coal, coke and iron ore)       591      671     757
              Other/(a)/                                    578      570     466
             Income from affiliates                          46       69      66
             Gain on disposal of assets                      54       57      16
             Gain on affiliate stock offering/(b)/         --        --       53
                                                         ------   ------  ------
                 Total revenues                          $6,283   $6,941  $6,670

             /(a)/Includes revenue from the sale of steel production
                  byproducts, engineering and consulting services, real estate development and resource management.
             /(b)/For further details, see Note 9 to the USX Consolidated
                  Financial Statements.

                Management's Discussion and Analysis CONTINUED

                Total revenues decreased by $658 million in 1998 from 1997 primarily due to lower average realized prices, lower steel shipment volumes, and lower income from affiliates. Total revenues increased by $271 million in 1997 from 1996 primarily due to higher average steel product prices and higher shipment volumes.

                U. S. Steel Group income from operations for the last three years was:

(Dollars in millions)                                              1998    1997    1996
             Segment income for U. S. Steel operations/(a)/       $ 330   $ 618   $ 248
             Items not allocated to segment:
              Pension credits                                       373     313     330
              Administrative expenses                               (24)    (33)    (28)
              Costs related to former business activities/(b)/     (100)   (125)   (120)
              Gain on affiliate stock offering/(c)/                  --      --      53
                                                                  -----   -----   -----
                 Total income from operations                     $ 579   $ 773   $ 483

             /(a)/Includes income from the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services.
             /(b)/Includes the portion of postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group. Results in 1997 included charges of $9 million related to environmental accruals and the adoption of SOP 96-1.
             /(c)/For further details, see Note 9 to the USX Consolidated
                  Financial Statements.

                Segment income for U. S. Steel operations

                Segment income for U. S. Steel operations, which decreased $288 million in 1998 from 1997, included a net favorable $30 million for an insurance litigation settlement pertaining to the 1995 Gary (Ind.) Works No. 8 blast furnace explosion and charges of $10 million related to a voluntary workforce reduction plan. Results in 1997 included a benefit of $40 million in insurance settlement payments related to the 1996 hearth breakout at Gary Works No. 13 blast furnace and a $15 million gain on the sale of the plate mill at U. S. Steel's former Texas Works. In addition to the effects of these items, the decrease in segment income in 1998 for U. S. Steel operations was primarily due to lower average steel prices, lower shipments, less efficient operating levels, the cost effects of the 10 day outage at Gary Works No. 13 blast furnace following a tap hole failure, and lower income from affiliates. These unfavorable items were partially offset by lower 1998 accruals for profit sharing.

                The increase in imports and weak tubular markets negatively affected steel shipment levels, steel product prices and operating levels in 1998. U. S. Steel shipments declined 8% in 1998 compared to 1997. In 1998, raw steel production was negatively affected by a planned reline at Gary Works No. 6 blast furnace, an unplanned blast furnace outage at the Gary Works No. 13 blast furnace, and the idling of certain facilities to control inventory as a result of the increase in imports. In 1998, raw steel capability utilization averaged 87.6%, compared to 96.5% in 1997.

                Segment income for U. S. Steel operations increased $370 million in 1997 compared to 1996. Results in 1996 included $39 million of charges related to repair of the Gary Works No. 13 blast furnace and $13 million of charges related to a voluntary workforce reduction at the Fairless (Pa.) Works. In addition to the effects of these items, the increase in 1997 was primarily due to higher steel shipments, higher average realized steel prices, and improved operating efficiencies, including the full year availability of the Gary Works No. 13 blast furnace. These improvements were partially offset by higher 1997 accruals for profit sharing.

                The Gary Works No. 13 blast furnace, which represents about half of Gary Works iron producing capacity and roughly one-fourth of U.
             S. Steel's iron capacity, was idled on April 2, 1996 due to a hearth breakout. In addition to direct repair costs, 1996 operating results were adversely affected by production inefficiencies at Gary, as well as at other U. S. Steel plants, reduced shipments and higher costs for purchased iron and semifinished steel. The total effect of this unplanned outage on 1996 segment income is estimated to have been more than $100 million. USX maintained property damage and business interruption insurance coverages for the No. 13 blast furnace hearth breakout and the 1995 Gary Works No. 8 blast furnace explosion, subject to a $50 million deductible per occurrence for

                Management's Discussion and Analysis CONTINUED

             recoverable items. In 1998, USX and its insurance companies settled the Gary Works No. 8 blast furnace loss for approximately $30 million (net of charges and reserves) in excess of the deductible. In 1997, USX and its insurance companies settled the Gary Works No. 13 blast furnace loss for $40 million in excess of the deductible.

                Segment income for U. S. Steel operations included pension costs
             (which are primarily noncash) allocated to the ongoing operations of U. S. Steel of $187 million, $169 million, and $172 million in 1998, 1997 and 1996, respectively. Pension costs in 1998 included $10 million for termination benefits associated to a voluntary early retirement program, the settlements for which will principally occur in the first half of 1999.

                Items not allocated to segment

                Pension credits associated with pension plan assets and
             liabilities allocated to pre-1987 retirees and former businesses are not included in segment income for U. S. Steel operations. These pension credits, which are primarily noncash, totaled $373 million in 1998, compared to $313 million and $330 million in 1997 and 1996 respectively.

                Pension credits, combined with pension costs included in segment income for U. S. Steel operations, resulted in net pension credits of $186 million in 1998, $144 million in 1997 and $158 million in 1996. Net pension credits are expected to be approximately $205 million in 1999. Future net pension credits can be volatile dependent upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected. For additional information on pensions, see Note 11 to the USX Consolidated Financial Statements.

                Outlook for 1999 U. S. Steel Group

                U. S. Steel expects that shipment volumes and average steel product prices will continue to be impacted by the effects of high levels of low priced steel imports and growing domestic minimill production capability for flat rolled products. Scrap prices are currently at low levels and provide minimills a cost advantage. In recent years, demand for steel in the United States has been at high levels. Any weakness in the U.S. economy for capital goods or consumer durables could adversely impact U. S. Steel Group's product prices and shipment levels.

                On August 1, 1999, U. S. Steel, along with several major steel competitors, faces the expiration of the labor agreement with the USWA. U. S. Steel's ability to negotiate an acceptable labor contract is essential to ongoing operations. Any labor interruptions could have an adverse effect on operations, financial results and cash flow.

                Steel imports to the United States accounted for an estimated
             30%, 24% and 23% of the domestic steel market for the years 1998, 1997 and 1996, respectively. In November 1998, steel imports accounted for an estimated 37% of the domestic steel market. Steel imports of hot rolled and cold rolled steel increased 42% in 1998, compared to 1997. Steel imports of plates increased 75% in 1998, compared to 1997.

                The preceding statements concerning anticipated steel demand, steel pricing, and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by imports, domestic and international economies, domestic production capacity, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

                Management's Discussion and Analysis CONTINUED

                Year 2000 Readiness Disclosure

                A multi-functional Year 2000 task force continues to execute a preparedness plan which addresses readiness requirements for business computer systems, technical infrastructure, end-user computing, third parties, manufacturing, environmental operations, systems products produced and sold, and dedicated R&D test facilities. The U. S. Steel Group is executing a Year 2000 readiness plan which includes:

             . prioritizing and focusing on those computerized and automated systems and processes critical to the operations in terms of material safety, operational, environmental, quality and financial risk to the company.

             . allocating and committing appropriate resources to fix the problem.

             . communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, on-site assessments and the inclusion of Year 2000 readiness language in purchase orders and contracts.

             . performing rigorous Year 2000 tests of critical systems.

             . participating in, and exchanging Year 2000 information with industry trade associations, such as the American Iron & Steel Institute, Association of Iron & Steel Engineers and the Steel Industry Systems Association.

             . engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 impact assessment and readiness effort.

                State of Readiness

                The U. S. Steel Group's progress on achieving Year 2000
             readiness is currently on pace with our objectives. Certain systems/processes are to be replaced and/or upgraded with third-party Year 2000 ready products and services. All systems and processes are targeted to be Year 2000 ready, including integration testing, by the end of the third quarter, 1999. This schedule may be impacted by the availability of information and services from third-party suppliers/vendors on the Year 2000 readiness of their products and services. Generally, efforts in 1999 will be primarily devoted to both Year 2000 systems and integration testing, tracking of the readiness of third parties, developing contingency plans and verifying the state of Year 2000 readiness.

                The following chart provides the percent of completion for the inventory of systems and processes that may be affected by the year 2000 ("Y2K Inventory"), the analysis performed to determine the Year 2000 date impact on inventoried systems and processes ("Y2K Impact Assessment") and the year 2000 readiness of the U. S. Steel Group's year 2000 inventory ("Y2K Readiness of Overall Inventory"). The percent of completion for Y2K Readiness of Overall Inventory includes all inventory items not date impacted, those items already Year 2000 ready and those corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities.

                                                    Percent Completed
                                                                    Y2K
                                                         Y2K     Readiness
                                                        Impact       of
                                              Y2K      Assess-    Overall
As of January 31, 1999                     Inventory     ment    Inventory

             Information technology              100%       98%         95%
             Non-information technology          100%       84%         81%

                Third Parties

                The U. S. Steel Group continues to review its third party
             (including, but not limited to outside processors, process control systems and hardware suppliers, telecommunication providers, and transportation carriers) relationships to determine those critical to its operations. The majority of contacts have been made with critical third parties to determine if they will be able to provide their product and service to the U. S. Steel Group after the Year 2000. An aggressive follow-up process with those third parties not responding or returning an unacceptable response is underway. Communications with U. S. Steel Group's third parties is an on-going process which includes mailings, telephone contacts and on-site visits. If it is determined that there is a significant risk with the third

                Management's Discussion and Analysis CONTINUED

             parties, an effort will be made to work with the third parties to resolve the issue, or a new provider of the same products or services will be investigated and secured. As of December 31, 1998, the U. S. Steel Group has sent out approximately 700 inquiries and received over 600 responses.

                The Costs to Address Year 2000 Issues

                The current estimated cost associated with Year 2000 readiness, is approximately $29 million, which includes $16 million in incremental cost. Total costs incurred as of January 31, 1999, were $14 million, including $6 million of incremental costs. As Y2K Impact Assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

                Year 2000 Risks to the Company

                The most reasonably likely worst case Year 2000 scenario would be the inability of third party suppliers, such as utility providers, telecommunication companies, outside processors, and other critical suppliers, to continue providing their products and services. This could pose the greatest material safety, operational, environmental, quality and/or financial risk to the company.

                In addition, the lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes is a concern to the U. S. Steel Group. Without timely and quality information from suppliers, specifically on embedded chip technology, schedules for attaining readiness can be impacted and some Year 2000 problems could go undetected during the transition to the year 2000.

                Contingency Planning

                General guidelines have been issued to all business units for creating contingency plans to address those critical facets of operations that can cause a material safety, operational, environmental, or financial risk to the company. Representatives of the U. S. Steel Group are working with the Association of Iron & Steel Engineers and the American Iron & Steel Institute to develop contingency planning guidelines to address issues specific to the steel industry. These guidelines are intended to help entities develop specific contingency plans that will cover their associated Year 2000 risks and areas of concern. The U. S. Steel Group currently expects to have contingency plans completed and tested, when practical, by the middle of 1999.

                This discussion includes forward-looking statements of the U. S.
             Steel Group's efforts and management's expectations relating to Year 2000 readiness. The Steel Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review. Also, the U. S. Steel Group's ability to mitigate Year 2000 risks could be adversely impacted by the ability to complete, and the effectiveness of, contingency plans.

                The Delhi Group

                Effective October 31, 1997, USX sold Delhi Gas Pipeline
             Corporation and other subsidiaries of USX that comprise all of the Delhi Group.

             Quantitative and Qualitative Disclosures About Market Risk


             Management Opinion Concerning Derivative Instruments

                USX employs a strategic approach of limiting its use of
             derivative instruments principally to hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. Based on this approach, combined with risk assessment procedures and internal controls, management believes that its use of derivative instruments does not expose USX to material risk; however, the use of derivative instruments for hedging activities could materially affect USX's results of operations in particular quarterly or annual periods. This is primarily because use of such instruments may limit the company's ability to benefit from favorable price movements. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 1 to the USX Consolidated Financial Statements.

             Commodity Price Risk and Related Risks

                In the normal course of its business, USX is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products and steel products. To a lesser extent, USX is exposed to the risk of price fluctuations on coal, coke, natural gas liquids, electricity, petroleum feedstocks and certain nonferrous metals used as raw materials. USX is also exposed to effects of price fluctuations on the value of its commodity inventories.

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

             Quantitative and Qualitative Disclosures
             About Market Risk  continued


                Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of December 31, 1998, are provided in the following table:/(a)/

(Dollars in millions)
                                                             Incremental Decrease in
                                                            Pretax Income Assuming a
                                                               Hypothetical Price
                                                                 Change of/(a)/
Derivative Commodity Instruments                                 10%              25%

Marathon Group/(b)(c):/
 Crude oil (price increase)/(d)/                               $2.6            $12.8
 Natural gas (price decrease)/(d)/                              9.4             24.0
 Refined products (price increase)/(d)/                         1.9              6.5

U. S. Steel Group:
 Natural gas (price decrease)/(d)/                             $2.3            $ 5.6
 Zinc (price decrease)/(d)/                                     1.6              3.9
 Nickel (price decrease)/(d)/                                    .1               .2
 Tin (price decrease)/(d)/                                       .1               .2
 Heating oil (price decrease)/(d)/                               --               .1

        /(a)/ Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 1998. Marathon Group and U. S. Steel Group management evaluate their portfolios of derivative commodity instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to December 31, 1998, would cause future pretax income effects to differ from those presented in the table.
        /(b)/ The number of net open contracts varied throughout 1998, from a low of 1,268 contracts at January 1, to a high of 17,359 contracts at September 24, and averaged 8,171 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 1998, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
        /(c)/ The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
        /(d)/ The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                While derivative commodity instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. During the fourth quarter of 1996, certain hedging strategies matured which limited the Marathon Group's ability to benefit from favorable market price increases on the sales of equity crude oil and natural gas production, resulting in pretax hedging losses of $33 million. In total, Marathon's upstream operations recorded net pretax hedging losses of $3 million in 1998, compared with net losses of $3 million in 1997, and net losses of $38 million in 1996.

                Marathon's downstream operations generally use derivative
             commodity instruments to lock-in costs of certain raw material purchases, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. In total, Marathon's downstream operations recorded net pretax hedging gains, net of the 38% minority interest in MAP, of $28 million in 1998, compared with net gains of $29 million in 1997, and net losses of $22 million in 1996. Essentially, all of these upstream and downstream gains and losses were offset by changes in the prices of the underlying hedged commodities, with the net effect approximating the targeted results of the hedging strategies.

                The U. S. Steel Group uses OTC commodity swaps to manage
             exposure to market risk related to the purchase of natural gas, heating oil and certain nonferrous metals. The U. S. Steel Group recorded net pretax hedging losses of $6 million in 1998, compared with net gains of $5 million in 1997 and net gains of $21 million in 1996. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities.

             Quantitative and Qualitative Disclosures
             About Market Risk  continued



                For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 27 to the USX Consolidated Financial Statements.

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

             Interest Rate Risk

                USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1998 interest rates on the fair value of USX's non-derivative financial instruments, is provided in the following table:

(Dollars in millions)
As of December 31, 1998                                                                                   Incremental
                                                                                                          Increase in
                                                                             Carrying          Fair           Fair
             Non-Derivative Financial Instruments/(a)/                       Value/(b)/     Value/(b)/     Value/(c)/
             Financial assets:
              Investments and long-term receivables/(d)/                        $  124        $   180       $  --

             Financial liabilities:
              Long-term debt (including amounts due within one year)/(e)/       $3,896        $ 4,203       $   158
              Preferred stock of subsidiary/(f)/                                   250            249            20
              USX obligated mandatorily redeemable convertible preferred
               securities of a subsidiary trust/(f)/                               182            165            13
                                                                                ------        -------       -------
              Total                                                             $4,328        $ 4,617       $   191

        /(a)/ Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
        /(b)/  See Note 28 to the USX Consolidated Financial Statements.
        /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1998, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1998.
        /(d)/  For additional information, see Note 15 to the USX
               Consolidated Financial Statements.
        /(e)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 17 to the USX Consolidated Financial Statements.
        /(f)/  See Note 25 to the USX Consolidated Financial Statements.

                At December 31, 1998, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $120 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

             Quantitative and Qualitative Disclosures
             About Market Risk  continued



             Foreign Currency Exchange Rate Risk

                USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 1998, USX had open Canadian dollar forward purchase contracts with a total carrying value of $36 million. A 10% increase in the December 31, 1998, Canadian dollar to U.S. dollar forward rate, would result in a charge to income of $3 million.

             Equity Price Risk

                USX is subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt"). At maturity, USX must exchange the notes for shares of RTI International Metals, Inc. (formerly RMI Titanium Company) ("RTI") common stock, or redeem the notes for the equivalent amount of cash. Each quarter, USX adjusts the carrying value of Indexed Debt to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. During 1998, USX recorded a favorable adjustment of $44 million. At year-end 1998, a hypothetical 10% increase in the value of RTI common stock would have resulted in a $7 million unfavorable effect on pretax income. USX holds a 26% interest in RTI which is accounted for under the equity method. At December 31, 1998, USX's investment in RTI common stock had a fair market value of $77 million and USX's carrying value of the Indexed Debt was $69 million. The unfavorable effects on income described above would generally be offset by changes in the market value of USX's investment in RTI. However, under the equity method of accounting, USX cannot recognize in income these changes in the market value until the investment is liquidated.

             Safe Harbor

                USX's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, refined products, steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to USX's hedging programs may differ materially from those discussed in the forward-looking statements.

         Marathon Group



                Index to Financial Statements, Supplementary Data, Management's Discussion and Analysis, and
                Quantitative and Qualitative Disclosures About Market Risk


                                                                Page
                                                                ----

Management's Report..........................................    M-1

Audited Financial Statements:

 Report of Independent Accountants............................   M-1

 Statement of Operations......................................   M-2

 Balance Sheet................................................   M-3

 Statement of Cash Flows......................................   M-4

 Notes to Financial Statements................................   M-5

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

Quantitative and Qualitative Disclosures About Market Risk...    M-37

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


             Report of Independent Accountants

             To the Stockholders of USX Corporation:

             In our opinion, the accompanying financial statements appearing on pages M-2 through M-20 present fairly, in all material respects, the financial position of the Marathon Group at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX' s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                       The Marathon Group is a business unit of USX Corporation
             (as described in Note 1, page M-5); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation.


PricewaterhouseCoopers LLP
600 Grant Street, Pittsburgh,
Pennsylvania 15219-2794
February 9, 1999


             Statement of Operations

             (Dollars in millions)                                         1998        1997     1996
             Revenues:
              Sales (Note 7)                                              $21,726     $15,668  $16,297
              Dividend and affiliate income                                    50          36       33
              Gain on disposal of assets                                       28          37       55
              Gain on ownership change in
               Marathon Ashland Petroleum LLC (Note 5)                        245        --       --
              Other income                                                     26          13        9
                                                                          -------     -------  -------
                 Total revenues                                            22,075      15,754   16,394
                                                                          -------     -------  -------
             Costs and expenses:
              Cost of sales (excludes items shown below)                   15,325      10,392   11,188
              Selling, general and administrative expenses                    505         355      309
              Depreciation, depletion and amortization                        941         664      693
              Taxes other than income taxes                                 3,786       2,938    2,971
              Exploration expenses                                            313         189      146
              Inventory market valuation charges (credits) (Note 21)          267         284     (209)
                                                                          -------     -------  -------
                 Total costs and expenses                                  21,137      14,822   15,098
                                                                          -------     -------  -------
             Income from operations                                           938         932    1,296
             Net interest and other financial costs (Note 8)                  237         260      305
             Minority interest in income of
              Marathon Ashland Petroleum LLC (Note 5)                         249         --       --
                                                                          -------     -------  -------
             Income before income taxes and extraordinary loss                452         672      991
             Provision for estimated income taxes (Note 19)                   142         216      320
                                                                          -------     -------  -------
             Income before extraordinary loss                                 310         456      671
             Extraordinary loss (Note 9)                                     --          --         7
                                                                          -------     -------  -------
             Net income                                                   $   310     $   456  $   664




             Income Per Common Share
                                                                             1998        1997     1996
             Basic:
              Income before extraordinary loss                            $  1.06     $  1.59  $  2.33
              Extraordinary loss                                             --          --        .02
                                                                          -------     -------  -------
              Net income                                                  $  1.06     $  1.59  $  2.31
             Diluted:
              Income before extraordinary loss                            $  1.05     $  1.58  $  2.31
              Extraordinary loss                                             --          --        .02
                                                                          -------     -------  -------
              Net income                                                  $  1.05     $  1.58  $  2.29

             See Note 23, for a description and computation of income per common share.
             The accompanying notes are an integral part of these financial statements.

             Balance Sheet

             (Dollars in millions)                                           December 31         1998         1997
             Assets
             Current assets:
              Cash and cash equivalents (Note 6)                                              $   137      $    36
              Receivables, less allowance for doubtful accounts
               of $3 and $2                                                                     1,277          856
              Inventories (Note 21)                                                             1,310          980
              Other current assets                                                                252          146
                                                                                              -------      -------
                 Total current assets                                                           2,976        2,018

             Investments and long-term receivables (Note 20)                                      603          455
             Property, plant and equipment -- net (Note 17)                                    10,429        7,566
             Prepaid pensions (Note 15)                                                           241          290
             Other noncurrent assets                                                              295          236
                                                                                              -------      -------
                 Total assets                                                                 $14,544      $10,565

             Liabilities
             Current liabilities:
              Notes payable                                                                   $   132      $   108
              Accounts payable                                                                  1,980        1,348
              Distribution payable to minority shareholder of
               Marathon Ashland Petroleum LLC (Note 6)                                            103          --
              Payroll and benefits payable                                                        150          142
              Accrued taxes                                                                        95          102
              Deferred income taxes (Note 19)                                                       4           61
              Accrued interest                                                                     87           84
              Long-term debt due within one year (Note 13)                                         59          417
                                                                                              -------      -------
                 Total current liabilities                                                      2,610        2,262
             Long-term debt (Note 13)                                                           3,456        2,476
             Long-term deferred income taxes (Note 19)                                          1,450        1,318
             Employee benefits (Note 15)                                                          553          375
             Deferred credits and other liabilities                                               389          332
             Preferred stock of subsidiary (Note 10)                                              184          184

             Minority interest in Marathon Ashland Petroleum LLC (Note 5)                       1,590         --

             Common Stockholders' Equity (Note 18)                                              4,312        3,618
                                                                                              -------      -------
                 Total liabilities and common stockholders' equity                            $14,544      $10,565

             The accompanying notes are an integral part of these financial statements.


Statement of Cash Flows

(Dollars in millions)                                                                              1998         1997         1996
Increase (decrease) in cash and cash
 equivalents
Operating activities:
Net income                                                                                       $   310      $   456       $  664
Adjustments to reconcile to net cash provided
 from operating activities:
  Minority interest in income of
   Marathon Ashland Petroleum LLC -- net of distributions                                             38          --           --
  Depreciation, depletion and amortization                                                           941          664          693
  Exploratory dry well costs                                                                         186           78           54
  Inventory market valuation charges (credits)                                                       267          284         (209)
  Pensions and other postretirement benefits                                                          34            6           12
  Deferred income taxes                                                                               26           30          104
  Gain on ownership change in
   Marathon Ashland Petroleum LLC                                                                   (245)         --           --
  Gain on disposal of assets                                                                         (28)         (37)         (55)
  Changes in: Current receivables -- sold                                                             --         (340)         --
                                  -- operating turnover                                              240           97         (119)
              Inventories                                                                            (13)          18           72
              Current accounts payable and accrued expenses                                         (233)          11          211
  All other -- net                                                                                   (92)         (21)          76
                                                                                                 -------      -------   ----------
    Net cash provided from operating activities                                                    1,431        1,246        1,503
                                                                                                 -------      -------   ----------
Investing activities:
Capital expenditures                                                                              (1,270)      (1,038)        (751)
Acquisition of Tarragon Oil and Gas Limited                                                         (686)         --           --
Disposal of assets                                                                                    65           60          282
Restricted cash -- withdrawals                                                                        11          108          --
                -- deposits                                                                          (32)         (10)         (98)
Affiliates -- investments                                                                            (42)        (193)         (31)
           -- loans and advances                                                                    (103)         (46)          (6)
           -- repayments of loans and advances                                                        63            5           15
All other -- net                                                                                     (10)           1            9
                                                                                                 -------      -------   ----------
    Net cash used in investing activities                                                         (2,004)      (1,113)        (580)
                                                                                                 -------      -------   ----------
Financing activities (Note 4):
Increase (decrease) in Marathon Group's portion of
 USX consolidated debt                                                                               329           97         (769)
Specifically attributed debt:
 Borrowings                                                                                          366           --           --
 Repayments                                                                                         (389)         (39)          (1)
Marathon Stock issued                                                                                613           34            2
Dividends paid                                                                                      (246)        (219)        (201)
                                                                                                 -------      -------   ----------
    Net cash provided from (used in) financing activities                                            673         (127)        (969)
                                                                                                 -------      -------   ----------
Effect of exchange rate changes on cash                                                                1           (2)           1
                                                                                                 -------      -------   ----------
Net increase (decrease) in cash and cash equivalents                                                 101            4          (45)
Cash and cash equivalents at beginning of year                                                        36           32           77
                                                                                                 -------      -------   ----------
Cash and cash equivalents at end of year                                                         $   137      $    36       $   32

             See Note 14, for supplemental cash flow information.
             The accompanying notes are an integral part of these financial statements.

             Notes to Financial Statements

1. Basis of Presentation

             After the redemption of the USX -- Delhi Group stock on January 26, 1998, USX Corporation (USX) has two classes of common stock:
             USX -- Marathon Group Common Stock (Marathon Stock) and USX --
             U. S. Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Marathon Group and the U. S. Steel Group, respectively.

                       The financial statements of the Marathon Group include
             the financial position, results of operations and cash flows for the businesses of Marathon Oil Company (Marathon) and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The Marathon Group financial statements are prepared using the amounts included in the USX consolidated financial statements. For a description of the Marathon Group's operating segments, see Note 11.

                       Although the financial statements of the Marathon Group
             and the U. S. Steel Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such Group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity between the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Marathon Stock and Steel Stock are holders of common stock of USX and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of the other Group. In addition, net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the Marathon Group financial information.

2. Summary of Principal Accounting Policies

                Principles applied in consolidation -- These financial
             statements include the accounts of the businesses comprising the Marathon Group. The Marathon Group and the U. S. Steel Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.

                       Investments in unincorporated oil and gas joint ventures,
             undivided interest pipelines and jointly owned gas processing plants are consolidated on a pro rata basis.

                       Investments in other entities over which the Marathon
             Group has significant influence are accounted for using the equity method of accounting and are carried at the Marathon Group's share of net assets plus loans and advances.

                       Investments in other companies whose stock is publicly
             traded are carried at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

                Use of estimates -- Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Additionally, certain estimated liabilities are recorded when management commits to a plan to close an operating facility or to exit a business activity. Actual results could differ from the estimates and assumptions used.

                Revenue recognition -- Revenues principally include sales, dividend and affiliate income, gains or losses on the disposal of assets and gains or losses from changes in ownership interests.

                       Sales are recognized when products are shipped or
             services are provided to customers. Consumer excise taxes on petroleum products and merchandise and matching crude oil and refined products buy/sell transactions settled in cash are included in both revenues and costs and expenses, with no effect on income.

                       Dividend and affiliate income includes the Marathon
             Group's proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.

                       When long-lived assets depreciated on an individual basis
             are sold or otherwise disposed of, any gains or losses are reflected in income. Such gains or losses on the disposal of long-lived assets are recognized when title passes to the buyer and, if applicable, all significant regulatory approvals are received. Proceeds from disposal of long-lived assets depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

                       Gains or losses from a change in ownership of a
             consolidated subsidiary or an unconsolidated affiliate are recognized in revenues in the period of change.

             Cash and cash equivalents -- Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

             Inventories -- Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

             Derivative instruments -- The Marathon Group engages in commodity and currency risk management activities within the normal course of its business as an end-user of derivative instruments (Note 25). Management is authorized to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products and electricity through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. The Marathon Group's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Derivative instruments relating to fixed price sales of equity production are marked-to-market in the current period and the related income effects are included within income from operations. All other changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income, as sales or cost of sales, in the same period as the underlying transaction. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis.

                       Forward exchange contracts are used to manage currency
             risks related to commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the underlying transaction; all other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. Forward exchange contract values are included in receivables or payables, as appropriate.

                       Recorded deferred gains or losses are reflected within
             other current and noncurrent assets or accounts payable and deferred credits and other liabilities. Cash flows from the use of derivative instruments are reported in the same category as the hedged item in the statement of cash flows.

             Exploration and development -- The Marathon Group follows the successful efforts method of accounting for oil and gas exploration and development.

             Gas balancing -- The Marathon Group follows the sales method of accounting for gas production imbalances.

             Long-lived assets -- Depreciation and depletion of oil and gas producing properties are computed using predetermined rates based upon estimated proved oil and gas reserves applied on a units-of-production method. Other items of property, plant and equipment are depreciated principally by the straight-line method.

                       The Marathon Group evaluates impairment of its oil and
             gas producing assets primarily on a field-by-field basis. Other assets are evaluated on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

             Environmental liabilities -- The Marathon Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted in certain instances. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Estimated abandonment and dismantlement costs of offshore production platforms are accrued based upon estimated proved oil and gas reserves on a units-of-production method.

             Insurance -- The Marathon Group is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

             Reclassifications -- Certain reclassifications of prior years' data have been made to conform to 1998 classifications.

3. New Accounting Standards

             The following accounting standards were adopted by USX:

                Reporting comprehensive income -- Effective January 1, 1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Standard establishes requirements for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. See disclosures of comprehensive income at Note 18 and on page U-7 of the USX consolidated financial statements.

                Disclosures of operating segments -- USX adopted in 1998, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The most significant new requirement of this Standard is that reportable operating segments be based on an enterprise's internally reported business segments. See disclosures of operating segments at Note 11.

                Disclosures of postretirement benefits -- USX adopted in 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises and standardizes the reporting requirements for postretirement benefits. However, the Standard does not change the measurement and recognition of those benefits. The Marathon Group has complied with SFAS No. 132 by disclosing pension and other postretirement benefits at Note 15.

                Environmental remediation liabilities -- Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, the Marathon Group identified additional environmental remediation liabilities of $11 million. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect of adoption on the Marathon Group's income from operations at January 1, 1997, was $7 million.

                In June 1998, the Financial Accounting Standards Board
             issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. SFAS No. 133 requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently employed by the Marathon Group and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, the Marathon Group does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The Marathon Group plans to adopt SFAS No. 133 effective January 1, 2000, as required.

4. Corporate Activities

             Financial activities -- As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the Marathon Group, the U. S. Steel Group and, prior to November 1, 1997, the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of all groups. See
             Note 10, for the Marathon Group's portion of USX's financial activities attributed to all groups. However, transactions such as leases, certain collaterized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

             Corporate general and administrative costs -- Corporate general and administrative costs are allocated to the Marathon Group, the
             U. S. Steel Group and, prior to November 1, 1997, the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Marathon Group were $28 million in 1998, $37 million in 1997 and $30 million in 1996, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

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

5. Business Combinations

             In August 1998, Marathon acquired Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Securityholders of Tarragon received, at their election, Cdn$14.25 for each Tarragon share, or the economic equivalent in Exchangeable Shares of an indirect Canadian subsidiary of Marathon, which are exchangeable solely on a one-for-one basis into Marathon Stock. The purchase price included cash payments of $686 million, issuance of 878,074 Exchangeable Shares valued at $29 million and the assumption of $345 million in debt.

                       The Exchangeable Shares are exchangeable at the option of
             the holder at any time and automatically redeemable on August 11, 2003 (and, in certain circumstances, as early as August 11, 2001). The holders of Exchangeable Shares are entitled to receive declared dividends equivalent to dividends declared from time to time by USX on Marathon Stock.

                       Marathon accounted for the acquisition using the purchase
             method of accounting. The 1998 results of operations include the operations of Marathon Canada Limited, formerly known as Tarragon, commencing August 12, 1998.

                       During 1997, Marathon and Ashland Inc. (Ashland) agreed
             to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million, which is included in 1998 revenues.

                       In connection with the formation of MAP, Marathon and
             Ashland entered into a Limited Liability Company Agreement dated January 1, 1998 (the LLC Agreement). The LLC Agreement provides for an initial term of MAP expiring on December 31, 2022 (25 years from its formation). The term will automatically be extended for ten-year periods, unless a termination notice is given by either party.

                       Also in connection with the formation of MAP, the parties
             entered into a Put/Call, Registration Rights and Standstill Agreement (the Put/Call Agreement). The Put/Call Agreement provides that at any time after December 31, 2004, Ashland will have the right to sell to Marathon all of Ashland's ownership interest in MAP, for an amount in cash and/or Marathon or USX debt or equity securities equal to the product of 85% (90% if equity securities are used) of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP. Payment could be made at closing, or at Marathon's option, in three equal annual installments, the first of which would be payable at closing. At any time after December 31, 2004, Marathon will have the right to purchase all of Ashland's ownership interests in MAP, for an amount in cash equal to the product of 115% of the fair market value of MAP at that time, multiplied by Ashland's percentage interest in MAP.

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

             (In millions, except per share amounts)     1998               1997
             Revenues                                   $22,169            $23,333
             Net income                                     279/(a)/           457/(a)/
             Net income per common share --
              Basic and diluted                             .95               1.58

            /(a)/ Excluding the pro forma inventory market valuation adjustment, pro forma net income would have been $383 million in 1998 and $619 million in 1997. Reported net income, excluding the reported inventory market valuation adjustment, would have been $414 million in 1998 and $635 million in 1997.

6. Transactions Between MAP and Ashland

             At December 31, 1998, MAP included in their cash and cash equivalents, a $103 million demand note invested with Ashland, which is payable March 15, 1999.

                       During 1998, MAP's petroleum products' sales to Ashland
             were $185 million and MAP's purchases of products and services from Ashland were $45 million. These transactions were conducted on an arm's-length basis.

                       At December 31, 1998, MAP had current receivables from
             Ashland of $22 million and current payables, including distributions payable, to Ashland of $106 million.

7. Revenues

             The items below are included in revenues and costs and expenses, with no effect on income.

             (In millions)                                                     1998    1997    1996
             Matching crude oil and refined product
              buy/sell transactions settled in cash                          $3,948  $2,436  $2,912
             Consumer excise taxes on petroleum products
              and merchandise                                                 3,581   2,736   2,768

8. Other Items

             (In millions)                                             1998     1997    1996
             Net interest and other financial costs
               Interest and other financial income/(a)/:
                 Interest income                                        $  30  $   7   $   4
                 Other                                                      4     (6)     (1)
                                                                        -----  -----   -----
                   Total                                                   34      1       3
                                                                        -----  -----   -----
               Interest and other financial costs/(a)/:
                 Interest incurred                                        285    232     260
                 Less interest capitalized                                 40     24       3
                                                                        -----  -----   -----
                   Net interest                                           245    208     257
                 Interest on tax issues                                     5      7       4
                 Financial costs on preferred stock of subsidiary          17     16      16
                 Amortization of discounts                                  4      4       7
                 Expenses on sales of accounts receivable                 --      19      20
                 Other                                                    --       7       4
                                                                        -----  -----   -----
                   Total                                                  271    261     308
                                                                        -----  -----   -----
               Net interest and other financial costs/(a)/              $ 237  $ 260   $ 305

             /(a)/ See Note 4, for discussion of USX net interest and other financial costs attributable to the Marathon Group.

             Foreign currency transactions
               For 1998, 1997 and 1996, the aggregate foreign currency transaction gains (losses) included in determining net income were $13 million, $4 million and $(24) million, respectively.


9. Extraordinary Loss

             On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of debt, resulting in a 1996 extraordinary loss to the Marathon Group of $7 million, net of a $4 million income tax benefit.


10. Financial Activities Attributed to Groups

             The following is the portion of USX financial activities attributed to the Marathon Group. These amounts exclude amounts specifically attributed to the Marathon Group.

                                                                            Marathon Group       Consolidated USX (a)
             (In millions)                        December 31               1998         1997        1998      1997
             Cash and cash equivalents                                     $    4        $    5      $    4  $    6
             Receivables/(b)/                                                  --             9          --      10
             Other noncurrent assets/(b)/                                       7             7           8       8
                                                                           ------        ------      ------  ------
              Total assets                                                 $   11        $   21      $   12  $   24

             Notes payable                                                 $  132        $  108      $  145  $  121
             Accounts payable                                                  --             1          --       1
             Accrued interest                                                  80            79          88      89
             Long-term debt due within one year (Note 13)                      59           417          66     466
             Long-term debt (Note 13)                                       3,456         2,452       3,762   2,704
             Preferred stock of subsidiary                                    184           184         250     250
                                                                           ------        ------      ------  ------
              Total liabilities                                            $3,911        $3,241      $4,311  $3,631

                                                                     Marathon Group (c)          Consolidated USX
             (In millions)                                          1998    1997    1996        1998    1997    1996
             Net interest and other financial costs (Note 8)      $  295  $  246  $  277      $  324   $ 309   $ 376

             /(a)/ For details of USX long-term debt and preferred stock of subsidiary, see Notes 17 and 25, respectively, to the USX consolidated financial statements.
             /(b)/ Primarily reflects 1997 forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
             /(c)/ The Marathon Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all groups.

11. Segment Information

The Marathon Group's operations consists of three reportable operating segments:
1) Exploration and Production -- explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation -- refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses. Other Energy Related Businesses is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation -- markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation-- develops, constructs and operates independent electric power projects worldwide. For information on sales by product line, see table of revenues on page M-25 of Management's Discussion and Analysis.

  Segment income represents income from operations allocable to operating segments. USX corporate general and administrative costs are not allocated to operating segments. These costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities. Certain general and administrative costs related to all Marathon Group operating segments in excess of amounts billed to MAP under service contracts and amounts charged out to operating segments under Marathon's shared services procedures also are not allocated to operating segments. Additionally, the following items are not allocated to operating segments: inventory market valuation adjustments and gain on ownership change in MAP.

                                                                                       Refining,          Other
                                                                     Exploration       Marketing          Energy
                                                                         and             and             Related
(In millions)                                                        Production      Transportation     Businesses      Total
1998
Revenues:
 Customer                                                                 $2,085            $19,290           $306     $21,681
 Intersegment/(a)/                                                           144                 10             17         171
 Intergroup/(a)/                                                              13               --                7          20
 Equity in earnings of unconsolidated affiliates                               2                 12             14          28
 Other                                                                        26                 40             11          77
                                                                          ------            -------           ----     -------
  Total revenues                                                          $2,270            $19,352           $355     $21,977
                                                                          ======            =======           ====     =======
Segment income                                                            $  278            $   896           $ 33     $ 1,207
Significant noncash items included in segment income:
 Depreciation, depletion and amortization/(b)/                               581                272              6         859
 Pension expenses/(c)/                                                         3                 16              2          21
Capital expenditures/(d)/                                                    839                410              8       1,257
Affiliates -- investments/(d)/                                              --                   22             17          39

1997
Revenues:
 Customer                                                                 $1,575            $13,606           $381     $15,562
 Intersegment/(a)/                                                           619               --              --          619
 Intergroup/(a)/                                                              99               --                6         105
 Equity in earnings of unconsolidated affiliates                              14                  4              7          25
 Other                                                                         7                 20             30          57
                                                                          ------            -------           ----     -------
  Total revenues                                                          $2,314            $13,630           $424     $16,368
                                                                          ======            =======           ====     =======
Segment income                                                            $  773            $   563           $ 48     $ 1,384
Significant noncash items included in segment income:
 Depreciation, depletion and amortization/(b)/                               469                173              7         649
 Pension expenses/(c)/                                                         3                  8              1          12
Capital expenditures/(d)/                                                    810                205              6       1,021
Affiliates -- investments/(d)/                                               114               --               73         187

1996
Revenues:
 Customer                                                                 $1,765            $14,130           $299     $16,194
 Intersegment/(a)/                                                           776               --              --          776
 Intergroup/(a)/                                                              83               --                4          87
 Equity in earnings of unconsolidated affiliates                               6                  8             11          25
 Other                                                                        10                 13             13          36
                                                                          ------            -------           ----     -------
  Total revenues                                                          $2,640            $14,151           $327     $17,118
                                                                          ======            =======           ====     =======
Segment income                                                            $  900            $   249           $ 57     $ 1,206
Significant noncash items included in segment income:
 Depreciation, depletion and amortization/(b)/                               499                173              6         678
 Pension expenses/(c)/                                                         2                  8              1          11
Capital expenditures/(d)/                                                    504                234              3         741
Affiliates -- investments/(d)/                                                20               --               11          31

/(a)/ Intersegment and intergroup sales and transfers were conducted on an arm's-length basis.
/(b)/ Differences between segment totals and group totals represent amounts included in administrative expenses and, in 1998, international exploration and production property impairments.
/(c)/ Differences between segment totals and group totals represent amounts included in administrative expenses.
/(d)/ Differences between segment totals and group totals represent amounts related to corporate administrative activities.

  The following schedule reconciles segment revenues and income to amounts reported in the Marathon Group financial statements:

(In millions)                                                                   1998      1997      1996
Revenues:
Revenues of reportable segments                                                $21,977   $16,368   $17,118
Items not allocated to segments:
 Gain on ownership change in MAP                                                   245       --       --
 Other                                                                              24       --         35
Elimination of intersegment revenues                                              (171)     (619)     (776)
Administrative revenues                                                           --           5        17
                                                                               -------   -------   -------
  Total Group revenues                                                         $22,075   $15,754   $16,394
                                                                               =======   =======   =======
Income:
Income for reportable segments                                                 $ 1,207   $ 1,384   $ 1,206
Items not allocated to segments:
 Gain on ownership change in MAP                                                   245       --       --
 Administrative expenses                                                          (106)     (168)     (133)
 Inventory market valuation adjustments                                           (267)     (284)      209
 Other/(a)/                                                                       (141)      --         14
                                                                               -------   -------   -------
  Total Group income from operations                                           $   938   $   932   $ 1,296

/(a)/ Represents international exploration and production property impairments, suspended exploration well write-offs, gas contract settlement and MAP transition charges in 1998. Represents net gains on certain asset sales, charges for withdrawal from a nonprofit oil spill response group and certain state tax adjustments in 1996.

Geographic Area:

  The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                                                     Revenues
                                                                                    ----------
                                                                       Within        Between
                                                                     Geographic     Geographic
(In millions)                                                Year       Areas         Areas        Total      Assets/(a)/
United States                                                1998       $21,296     $   --        $21,296         $ 7,675
                                                             1997        15,034         --         15,034           5,588
                                                             1996        15,509         --         15,509           5,192

United Kingdom                                               1998           532         --            532           1,788
                                                             1997           698         --            698           1,932
                                                             1996           859         --            859           2,002

Other Foreign Countries                                      1998           247         420           667           1,497
                                                             1997            22          39            61             444
                                                             1996            26          43            69             270

Eliminations                                                 1998          --          (420)         (420)           --
                                                             1997          --           (39)          (39)           --
                                                             1996          --           (43)          (43)           --

  Total                                                      1998       $22,075     $   --        $22,075         $10,960
                                                             1997        15,754         --         15,754           7,964
                                                             1996        16,394         --         16,394           7,464
------------------------------------------------------------------------------------------------------------------------------------

/(a)/ Includes property, plant and equipment and investments in affiliates.


12. Leases
                Future minimum commitments for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

             (In millions)
             1999                                          $ 113
             2000                                            188
             2001                                             79
             2002                                             64
             2003                                             43
             Later years                                     138
             Sublease rentals                                (15)
                                                            ----
                 Total minimum lease payments              $ 610

             Operating lease rental expense:

             (In millions)            1998        1997      1996
             Minimum rental          $ 157       $ 102     $  96
             Contingent rental          10          10        10
             Sublease rentals           (7)         (7)       (6)
                                     -----       -----     -----
              Net rental expense     $ 160       $ 105     $ 100

                       The Marathon Group leases a wide variety of facilities
             and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $107 million may be declared immediately due and payable.


13. Long-Term Debt

                The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                                              Marathon Group     Consolidated USX/(a)/
(In millions)                          December 31                           1998        1997        1998        1997
             Specifically attributed debt/(b)/:
              Sale-leaseback financing and capital leases                    $ --        $   24      $   95      $  123
              Indexed debt less unamortized discount                           --          --            68         110
                                                                             ------      ------      ------      ------
                 Total                                                         --            24         163         233
              Less amount due within one year                                  --          --             5           5
                                                                             ------      ------      ------      ------
                 Total specifically attributed long-term debt                $  --       $   24      $  158      $  228

             Debt attributed to groups/(c)/                                  $3,537      $2,889      $3,853      $3,194
              Less unamortized discount                                          22          20          25          24
              Less amount due within one year                                    59         417          66         466
                                                                             ------      ------      ------      ------
                 Total long-term debt attributed to groups                   $3,456      $2,452      $3,762      $2,704

             Total long-term debt due within one year                        $   59      $  417      $   71      $  471
             Total long-term debt due after one year                          3,456       2,476       3,920       2,932

             /(a)/ See Note 17, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
             /(b)/ As described in Note 4, certain financial activities are specifically attributed only to the Marathon Group and the
                    U. S. Steel Group.
             /(c)/ Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 4, 10 and 14).

14. Supplemental Cash Flow Information
             (In millions)                                                              1998       1997        1996
             Cash used in operating activities included:
              Interest and other financial costs paid (net of amount capitalized)     $   (260)  $   (257)   $   (339)
              Income taxes paid, including settlements with other groups                  (154)      (178)        (74)

             USX debt attributed to all groups -- net:
              Commercial paper:
               Issued                                                                 $  1,650   $   --      $  1,422
               Repayments                                                                 (950)      --        (1,555)
              Credit agreements:
               Borrowings                                                               15,836     10,454      10,356
               Repayments                                                              (15,867)   (10,449)    (10,340)
              Other credit arrangements -- net                                              55         36         (36)
              Other debt:
               Borrowings                                                                  671         10          78
               Repayments                                                               (1,053)      (741)       (705)
                                                                                      --------   --------    --------
                 Total                                                                $    342   $   (690)   $   (780)

              Marathon Group activity                                                 $    329   $     97    $   (769)
              U. S. Steel Group activity                                                    13       (561)        (31)
              Delhi Group activity                                                        --         (226)         20
                                                                                      --------   --------    --------
                 Total                                                                $    342   $   (690)   $   (780)

             Noncash investing and financing activities:
              Marathon Stock issued for Dividend Reinvestment Plan
               and employee stock plans                                               $      3   $      5    $      2
              Acquisition of Tarragon
               -- Exchangeable Shares issued                                                29        --         --
               -- liabilities assumed                                                      433        --         --
              Acquisition of Ashland RM&T net assets
               -- 38% interest in MAP                                                    1,900        --         --
               -- liabilities assumed                                                    1,038        --         --
              Disposal of assets  liabilities assumed by buyers                           --            5          25
              Marathon Stock issued for Exchangeable Shares                                 11        --         --

15. Pensions and Other Postretirement Benefits

                The Marathon Group has noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans are based primarily upon years of service and final average pensionable earnings. Certain subsidiaries provide benefits for employees covered by other plans based primarily upon employees' service and career earnings.

                       The Marathon Group also has defined benefit retiree
             health and life insurance plans (other benefits) covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and most union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. Other benefits have not been prefunded.

                                                                          Pension Benefits             Other Benefits
             (In millions)                                               1998          1997          1998          1997
             Change in benefit obligations
             Benefit obligations at January 1                          $   771       $   627          $ 381        $ 306
             Service cost                                                   48            31             12            6
             Interest cost                                                  57            45             31           22
             Plan amendments                                                 6            36            (30)         --
             Actuarial losses                                              121            85            141           63
             Acquisition                                                   145           --              98          --
             Benefits paid                                                 (68)          (53)           (17)         (16)
                                                                       -------       -------          -----        -----
             Benefit obligations at December 31                        $ 1,080       $   771          $ 616        $ 381

             Change in plan assets
             Fair value of plan assets at January 1                    $ 1,150       $   989
             Actual return on plan assets                                  199           217
             Acquisition                                                    55           --
             Employer contributions                                         (6)           (5)
             Benefits paid                                                 (67)          (51)
                                                                        -------       -------
             Fair value of plan assets at December 31                  $ 1,331       $ 1,150

             Funded status of plans at December 31                     $   251/(a)/  $   379/(a)/     $(616)       $(381)
             Unrecognized net gain from transition                         (35)          (40)           --           --
             Unrecognized prior service costs (credits)                     48            45            (45)         (18)
             Unrecognized actuarial (gains) losses                         (88)         (115)           211           73
             Additional minimum liability/(b)/                             (18)          (14)           --           ---
                                                                       -------       -------          -----        -----
              Prepaid (accrued) benefit cost                           $   158       $   255          $(450)       $(326)

             /(a)/ Includes several small plans that have accumulated
                    benefit obligations in excess of plan assets:

                      Projected benefit obligation (PBO)               $   (52)      $  (82)
                      Plan assets                                          --            24
                                                                       -------       -------
                        PBO in excess of plan assets                   $   (52)      $  (58)
             /(b)/ Additional minimum liability recorded
                   was offset by the following:
                      Intangible asset                                 $     2       $    3
                      Accumulated other comprehensive income (losses):
                        Beginning of year                              $    (7)      $   (5)
                        Change during year (net of tax)                     (3)          (2)
                                                                       -------       -------
                        Balance at end of year                         $   (10)      $   (7)

                                                                     Pension Benefits                   Other Benefits
(In millions)                                               1998           1997       1996        1998       1997         1996

Components of net periodic
 benefit cost (credit)
Service cost                                                 $  48        $  31       $  35       $  12      $   6       $   8
Interest cost                                                   57           45          45          31         22          23
Return on plan assets -- actual                               (199)        (217)       (139)        --         --          --
                      -- deferred gain                          92          132          55         --         --          --
Amortization of unrecognized gains                              (2)          (3)         (3)        --          (3)         (3)
Other plans                                                      5            4           4         --         --          --
                                                             -----        -----       -----       -----      -----       -----
Net periodic benefit cost (credit)                           $   1        $  (8)      $  (3)      $  43      $  25       $  28

                                                       Pension Benefits    Other Benefits
                                                      ------------------  ----------------
                                                        1998      1997     1998     1997
             Actuarial assumptions at December 31:
             Discount rate                                6.5%      7.0%     6.5%     7.0%
             Expected annual return on plan assets        9.5%      9.5%     9.5%     9.5%
             Increase in compensation rate                5.0%      5.0%     5.0%     5.0%

                       For measurement purposes, an 8% annual rate of increase
             in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

                       A one-percentage-point change in assumed health care cost
             trend rates would have the following effects:

                                                                        1-Percentage-    1-Percentage-
(In millions)                                                           Point Increase  Point Decrease

             Effect on total of service and interest cost components               $ 7            $ (4)
             Effect on other postretirement benefit obligations                     96             (76)

16. Dividends

                In accordance with the USX Certificate of Incorporation,
             dividends on the Marathon Stock and Steel Stock are limited to the legally available funds of USX. Net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock based on the financial condition and results of operations of the Marathon Group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to Marathon Stock, the Board of Directors considers among other things, the long-term earnings and cash flow capabilities of the Marathon Group as well as the dividend policies of similar publicly traded energy companies.

17. Property, Plant and Equipment


             (In millions)                              December 31                   1998          1997
             Production                                                              $14,707       $13,219
             Refining                                                                  2,251         1,703
             Marketing                                                                 2,103         1,442
             Transportation                                                            1,402           626
             Other                                                                       265           243
                                                                                     -------       -------
                Total                                                                 20,728        17,233
             Less accumulated depreciation, depletion and amortization                10,299         9,667
                                                                                     -------       -------
                Net                                                                  $10,429       $ 7,566

              Gross assets acquired under capital leases were fully depreciated at December 31, 1998 and 1997.

18. Common Stockholders' Equity

             (In millions, except per share data)                                          1998          1997          1996
             Balance at beginning of year                                                $3,618       $ 3,340       $ 2,872
              Net income                                                                    310           456           664
              Marathon Stock issued                                                         617            39             4
             Exchangeable Shares:
               Issued                                                                        29           --            --
               Exchanged for Marathon Stock                                                 (12)          --            --
             Dividends on Marathon Stock
               (per share: $.84 in 1998, $.76 in 1997 and $.70 in 1996)                    (248)         (219)         (201)
              Deferred compensation                                                           2             1           --
             Accumulated other comprehensive income (loss)/(a)/:
               Foreign currency translation adjustments                                       2           --            --
               Minimum pension liability adjustments (Note 15)                               (3)           (2)            1
               Unrealized holding gains (losses) on investments                              (3)            3           --
                                                                                         ------       -------       -------
             Balance at end of year                                                      $4,312       $ 3,618       $ 3,340

              /(a)/ See page U-7 of the USX consolidated financial statements relative to the annual activity of these adjustments and gains (losses). Total comprehensive income for the Marathon Group for the years 1998, 1997 and 1996 was $306 million, $457 million and $665 million, respectively.

19. Income Taxes

             Income tax provisions and related assets and liabilities attributed to the Marathon Group are determined in accordance with the USX group tax allocation policy (Note 4).

                       Provisions (credits) for estimated income taxes were:

                                                  1998                             1997                        1996
             (In millions)          Current     Deferred    Total     Current    Deferred   Total     Current    Deferred     Total
             Federal                  $ 83       $  19      $102       $171      $  (5)    $ 166        $  193     $  13    $  206
             State and local            30           9        39          3          7        10            12         9        21
             Foreign                     3          (2)        1         12         28        40            11        82        93
                                      ----       -----      ----       ----      -----     -----        ------     -----    ------
                Total                 $116       $  26      $142       $186      $  30     $ 216        $  216     $ 104    $  320

               A reconciliation of federal statutory tax rate (35%) to total provisions follows:

             (In millions)                                                              1998          1997           1996
             Statutory rate applied to income before income taxes                      $ 158        $  235         $  347
             Effects of foreign operations, including foreign tax credits                (26)           (8)           (14)
             State and local income taxes after federal income tax effects                25             6             14
             Credits other than foreign tax credits                                       (9)           (9)            (8)
             Effects of partially owned companies                                         (4)           (6)           (10)
             Nondeductible business and amortization expenses                              2             3              3
             Dispositions of subsidiary investments                                       --            --             (8)
             Adjustment of prior years' income taxes                                      (5)           (4)            (6)
             Adjustment of valuation allowances                                           --            (4)            --
             Other                                                                         1             3              2
                                                                                       -----        ------         ------
                Total provisions                                                       $ 142        $  216         $  320

               Deferred tax assets and liabilities resulted from the following:

             (In millions)                                               December 31                   1998        1997
             Deferred tax assets:
                Minimum tax credit carryforwards                                                     $    15       $  42
                State tax loss carryforwards (expiring in 1999 through 2018)                              54          52
                Foreign tax loss carryforwards (portion of which expire in 1999 through 2013)            414         483
                Employee benefits                                                                        201         172
              Expected federal benefit for:
                 Crediting certain foreign deferred income taxes                                         528         249
                 Deducting state and other foreign deferred income taxes                                  51          53
                Contingency and other accruals                                                           140         148
                Investments in subsidiaries and affiliates                                                59          14
                Other                                                                                     66          38
              Valuation allowances:
               Federal                                                                                  (30)         --
                State                                                                                   (29)        (39)
                Foreign                                                                                (260)       (272)
                                                                                                     ------      ------
                 Total deferred tax assets/(a)/                                                       1,209         940
                                                                                                     ------      ------
            Deferred tax liabilities:
               Property, plant and equipment                                                          2,137       1,820
               Inventory                                                                                170         199
               Prepaid pensions                                                                         125         129
               Other                                                                                    150         112
                                                                                                     ------      ------
                 Total deferred tax liabilities                                                       2,582       2,260
                                                                                                     ------      ------
                  Net deferred tax liabilities                                                       $1,373      $1,320

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

                       Pretax income (loss) included $(75) million, $250 million
             and $341 million attributable to foreign sources in 1998, 1997 and 1996, respectively.

                       Undistributed earnings of certain consolidated foreign
             subsidiaries at December 31, 1998, amounted to $132 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Marathon Group intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $46 million would have been required.

20. Investments and Long-Term Receivables

             (In millions)                               December 31          1998         1997
             Equity method investments                                      $  498        $ 366
             Other investments                                                  33           32
             Receivables due after one year                                     46           49
             Deposits of restricted cash                                        21           --
             Other                                                               5            8
                                                                            ------        -----
               Total                                                        $  603        $ 455

                       Summarized financial information of affiliates accounted
             for by the equity method of accounting follows:

             (In millions)                                            1998         1997         1996
             Income data -- year:
              Revenues                                              $  347       $  562        $ 405
              Operating income                                         132          114           95
              Net income                                                79           52           53

             Balance sheet data -- December 31:
              Current assets                                        $  262       $  170
              Noncurrent assets                                      2,233        1,470
              Current liabilities                                      243          236
              Noncurrent liabilities                                 1,254          721

                       Dividends and partnership distributions received from
             equity affiliates were $23 million in 1998, $21 million in 1997 and $24 million in 1996.

                       Marathon Group purchases from equity affiliates totaled
             $64 million, $37 million and $49 million in 1998, 1997 and 1996, respectively. Marathon Group sales to equity affiliates were immaterial in 1998, $10 million in 1997 and $6 million in 1996.

21. Inventories

             (In millions)                               December 31          1998         1997
             Crude oil and natural gas liquids                              $  731       $  452
             Refined products and merchandise                                1,023          735
             Supplies and sundry items                                         107           77
                                                                            ------       ------
                 Total (at cost)                                             1,861        1,264
             Less inventory market valuation reserve                           551          284
                                                                            ------       ------
                 Net inventory carrying value                               $1,310       $  980

                       Inventories of crude oil and refined products are valued
             by the LIFO method. The LIFO method accounted for 88% and 91% of total inventory value at December 31, 1998 and 1997, respectively.

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

22. Stock-Based Compensation Plans and Stockholder Rights Plan

             USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 21, and Note 23, respectively, to the USX consolidated financial statements.

                       In 1996, USX adopted SFAS No. 123, Accounting for Stock-
             Based Compensation and elected to continue to follow the accounting provisions of APB No. 25, as discussed in Note 2, to the USX consolidated financial statements. The Marathon Group's actual stock-based compensation expense (credit) was $(3) million in 1998, $20 million in 1997 and $6 million in 1996. Incremental compensation expense, as determined under SFAS No. 123, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

23. Income Per Common Share

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

                                                                  1998                1997                1996
Computation of Income Per Share                             Basic     Diluted    Basic    Diluted    Basic    Diluted
       Net income (millions):
        Income before extraordinary loss                   $    310   $    310  $    456  $    456  $    671  $    671
        Extraordinary loss                                    --          --        --        --           7         7
                                                           --------   --------  --------  --------  --------  --------
        Net income                                              310        310       456       456       664       664
        Effect of dilutive securities --
         Convertible debentures                               --          --        --           3      --          14
                                                           --------   --------  --------  --------  --------  --------
           Net income assuming conversions                 $    310   $    310  $    456  $    459  $    664  $    678
                                                           ========   ========  ========  ========  ========  ========
       Shares of common stock outstanding (thousands):
        Average number of common shares outstanding         292,876    292,876   288,038   288,038   287,460   287,460
        Effect of dilutive securities:
         Convertible debentures                               --          --        --       1,936      --       8,975
         Stock options                                        --           559      --         546      --         133
                                                           --------   --------  --------  --------  --------  --------
           Average common shares and dilutive effect        292,876    293,435   288,038   290,520   287,460   296,568
                                                           ========   ========  ========  ========  ========  ========
       Per share:
        Income before extraordinary loss                   $   1.06   $   1.05  $   1.59  $   1.58  $   2.33  $   2.31
        Extraordinary loss                                    --          --        --        --         .02       .02
                                                           --------   --------  --------  --------  --------  --------
        Net income                                         $   1.06   $   1.05  $   1.59  $   1.58  $   2.31  $   2.29
                                                           ========   ========  ========  ========  ========  ========

24. Intergroup Transactions

             Sales and purchases -- Marathon Group sales to other groups totaled $21 million, $105 million and $87 million in 1998, 1997 and 1996, respectively. Marathon Group purchases from other groups totaled $2 million in 1998, $18 million in 1997 and $9 million in 1996. At December 31, 1998 and 1997, Marathon Group receivables included $3 million related to transactions with the U. S. Steel Group. Since October 31, 1997, transactions with the Delhi Companies are third-party transactions.

             Income taxes receivable from/payable to the U. S. Steel Group -- At December 31, 1998 and 1997, amounts receivable or payable for income taxes were included in the balance sheet as follows:

             (In millions)                     December 31          1998       1997
              Current:
              Receivables                                            $   2     $   2
              Accounts payable                                          --        22
             Noncurrent:
              Deferred credits and other liabilities                    97        97

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

                       The Marathon Group uses forward exchange contracts to
             minimize its exposure to foreign currency price fluctuations.

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

                       The following table sets forth quantitative information
             by class of derivative instrument:

                                                       Fair                  Carrying        Recorded
                                                       Value                  Amount         Deferred       Aggregate
                                                      Assets                  Assets          Gain or       Contract
             (In millions)                         (Liabilities)/(a)/      (Liabilities)      (Loss)        Values/(b)/
             December 31, 1998:
              Exchange-traded commodity futures        $ --                    $ --           $ (2)          $  104
              Exchange-traded commodity options           3  /(c)/                2              3              776
              OTC commodity swaps/(d)/                   (2) /(e)/               (2)           --               243
              OTC commodity options                       3                       3              3              147
                                                       ----                    ----           ----           ------
                Total commodities                      $  4                    $  3           $  4           $1,270
                                                       ====                    ====           ====           ======
              Forward exchange contracts/(f)/:
                   -- receivable                       $ 36                    $ 36           $ --           $   36

             December 31, 1997:
              Exchange-traded commodity futures        $ --                    $ --           $ --          $    30
              Exchange-traded commodity options           1  /(c)/                1              2              129
              OTC commodity swaps                        (2) /(e)/               (2)            (3)              30
              OTC commodity options                      --                      --             --                6
                                                       ----                    ----           ----           ------
                Total commodities                      $ (1)                   $ (1)          $ (1)          $  195
                                                       ====                    ====           ====           ======
              Forward exchange contracts/(g)/:
                  -- receivable                         $10                    $  9           $ --           $   52
                  -- payable                             (1)                     (1)            (1)               5
                                                       ----                    ----           ----           ------
                Total currencies                        $ 9                    $  8           $ (1)          $   57
                                                       ----                    ----           ----           ------

              /(a)/ The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the forward exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.

              /(b)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.

              /(c)/ Includes fair values as of December 31, 1998 and 1997, for assets of $23 million and $3 million and liabilities of $(20) million and $(2) million, respectively.

              /(d)/ The OTC swap arrangements vary in duration with certain contracts extending into 2008.

              /(e)/ Includes fair values as of December 31, 1998 and 1997, for assets of $29 million and $1 million and liabilities of $(31) million and $(3) million, respectively.

              /(f)/ The forward exchange contracts relating to foreign operations have various maturities ending in December 1999.

              /(g)/ The forward exchange contracts relating to foreign denominated debt matured in 1998.

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

                                                                               1998                   1997
                                                                          Fair     Carrying       Fair    Carrying
             (In millions)                    December 31                Value      Amount       Value     Amount
             Financial assets:
              Cash and cash equivalents                                   $  137      $  137     $   36     $   36
              Receivables                                                  1,277       1,277        856        856
              Investments and long-term receivables                          157         101        143         86
                                                                          ------      ------     ------     ------
                  Total financial assets                                  $1,571      $1,515     $1,035     $  978

             Financial liabilities:
              Notes payable                                               $  132     $  132      $  108     $  108
              Accounts payable                                             1,980      1,980       1,348      1,348
              Distribution payable to minority shareholder of MAP            103        103         --        --
              Accrued interest                                                87         87          84         84
              Long-term debt (including amounts due within one year)       3,797      3,515       3,198      2,869
              Preferred stock of subsidiary                                  183        184         187        184
                                                                          ------     ------      ------     ------
                  Total financial liabilities                             $6,282     $6,001      $4,925     $4,593

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

                       The Marathon Group's unrecognized financial instruments
             consist of financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees see Note 27.

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

             Environmental matters --

                       The Marathon Group is subject to federal, state, local
             and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1998 and 1997, accrued liabilities for remediation totaled $48 million and $52 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $41 million at December 31, 1998, and $42 million at December 31, 1997.

                       For a number of years, the Marathon Group has made
             substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1998 and 1997, such capital expenditures totaled $124 million and $81 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                       At December 31, 1998 and 1997, accrued liabilities for
             platform abandonment and dismantlement totaled $141 million and $128 million, respectively.

             Guarantees --

                       Guarantees by USX and its consolidated subsidiaries of
             the liabilities of affiliated entities of the Marathon Group totaled $131 million and $23 million at December 31, 1998 and 1997, respectively. As of December 31, 1998, the largest guarantee for a single affiliate was $131 million.

                       At December 31, 1998 and 1997, the Marathon Group's pro
             rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $164 million and $165 million, respectively. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

             Commitments --

                       At December 31, 1998 and 1997, the Marathon Group's
             contract commitments to acquire property, plant and equipment and long-term investments totaled $624 million and $377 million, respectively.

                       The Marathon Group is a party to a 15-year transportation
             services agreement with a natural gas transmission company. The contract requires the Marathon Group to pay a minimum annual demand charge of approximately $5 million starting in the year 2000 and concluding in the year 2014. The payments are required even if the transportation facility is not utilized.

Selected Quarterly Financial Data (Unaudited)

                                                          1998                                           1997
(In millions, except
 per share data)                    4th Qtr.     3rd Qtr.   2nd Qtr.    1st Qtr.        4th Qtr.    3rd Qtr.    2nd Qtr.   1st Qtr.
Revenues                            $5,353       $5,662     $5,562      $5,498        $3,920      $3,944       $3,787     $4,103
Income (loss) from operations         (132)         215        453         402            94         360          243        235
  Includes:
    Inventory market valuation
      charges (credits)                245           50         (3)        (25)          147         (41)          64        114
    Gain on ownership
      change in MAP                    --            (1)        (2)        248            --          --          --         --
Net income (loss)                      (86)          51        162         183            38         192          118        108

Marathon Stock data:
--------------------
Net income (loss) per share:
  Basic                             $ (.29)      $  .18     $  .56      $  .63        $  .14      $  .67       $  .41     $  .37
  Diluted                             (.29)         .17        .56         .63           .13         .66          .41        .37
Dividends paid per share               .21          .21        .21         .21           .19         .19          .19        .19
Price range of Marathon
 Stock /(a)/:
   --Low                                26-11/16     25         32-3/16     31            29          28-15/16     25-5/8     23-3/4

   --High                               38-1/8       37-1/8     38-7/8      40-1/2        38-7/8      38-3/16      31-1/8     28-1/2


/(a)/  Composite tape.


Principal Unconsolidated Affiliates (Unaudited)

                                                                 December 31, 1998
                Company                          Country            Ownership               Activity
CLAM Petroleum BV                              Netherlands            50%             Oil & Gas Production
Kenai LNG Corporation                          United States          30%             Natural Gas Liquification
LOCAP, Inc.                                    United States          50%/(a)/        Pipeline & Storage Facilities
LOOP LLC                                       United States          47%/(a)/        Offshore Oil Port
Minnesota Pipe Line Company                    United States          33%/(a)/        Pipeline Facility
Nautilus Pipeline Company, LLC                 United States          24%             Natural Gas Transmission
Odyssey Pipeline LLC                           United States          29%             Pipeline Facility
Poseidon Oil Pipeline Company LLC              United States          28%             Crude Oil Transportation
Sakhalin Energy Investment Company Ltd.        Russia                 38%             Oil & Gas Development

/(a)/ Represents the ownership of MAP.


Supplementary Information on Oil and Gas Producing Activities (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-30 through U-34.

Five-Year Operating Summary

                                                                                      1998      1997      1996      1995      1994
             Net Liquid Hydrocarbon Production (thousands of barrels per day)
              United States (by region)
               Alaska                                                                  --        --          8         9         9
               Gulf Coast                                                               55        29        30        33        12
               Southern                                                                  6         8         9        11        12
               Central                                                                   4         5         4         8         9
               Mid-Continent  Yates                                                     23        25        25        24        23
               Mid-Continent  Other                                                     21        21        20        19        18
               Rocky Mountain                                                           26        27        26        28        27
                                                                                    ------    ------    ------    ------   -------
                 Total United States                                                   135       115       122       132       110
                                                                                    ------    ------    ------    ------   -------
              International
               Abu Dhabi                                                               --        --        --        --          1
               Canada                                                                    6       --        --        --
               Egypt                                                                     8         8         8         5         7
               Indonesia                                                               --        --        --         10         3
               Gabon                                                                     5       --        --        --        --
               Norway                                                                    1         2         3         2         2
               Tunisia                                                                 --        --        --          2         3
               United Kingdom                                                           41        39        48        54        46
                                                                                    ------    ------    ------    ------   -------
                 Total International                                                    61        49        59        73        62
                                                                                    ------    ------    ------    ------   -------
                  Total                                                                196       164       181       205       172
              Natural gas liquids included in above                                     17        17        17        17        15

             Net Natural Gas Production (millions of cubic feet per day)
              United States (by region)
               Alaska                                                                  144       151       145       133       123
               Gulf Coast                                                               84        78        88        94        79
               Southern                                                                208       189       161       142       134
               Central                                                                 117       119       109       105       110
               Mid-Continent                                                           125       125       122       112        89
               Rocky Mountain                                                           66        60        51        48        39
                                                                                    ------    ------    ------    ------   -------
                 Total United States                                                   744       722       676       634       574
                                                                                    ------    ------    ------    ------   -------
              International
               Canada                                                                   65       --        --       --        --
               Egypt                                                                    16        11        13        15        17
               Ireland                                                                 168       228       259       269       263
               Norway                                                                   27        54        87        81        81
               United Kingdom -- equity                                                165       130       140        98        39
                              -- other/(a)/                                             23        32        32        35       --
                                                                                    ------    ------    ------    ------   -------
                 Total International                                                   464       455       531       498       400
                                                                                    ------    ------    ------    ------   -------
                  Consolidated                                                       1,208     1,177     1,207     1,132       974
              Equity affiliate/(b)/                                                     33        42        45        44        40
                                                                                    ------    ------    ------    ------   -------
                  Total                                                              1,241     1,219     1,252     1,176     1,014

             Average Sales Prices
              Liquid Hydrocarbons (dollars per barrel)/(c)/
               United States                                                        $10.42    $16.88    $18.58    $14.59    $13.53
               International                                                         12.24     18.77     20.34     16.66     15.61
              Natural Gas (dollars per thousand cubic feet)/(c)/
               United States                                                         $1.79     $2.20     $2.09     $1.63     $1.94
               International                                                          1.94      2.00      1.97      1.80      1.58

             Net Proved Reserves at year-end (developed and undeveloped)
              Liquid Hydrocarbons (millions of barrels)
               United States                                                           568       609       589       558       553
               International                                                           316       187       203       206       242
                                                                                    ------    ------    ------    ------   -------
                 Consolidated                                                          884       796       792       764       795
               Equity affiliate/(d)/                                                    80        82       --        --       --
                                                                                    ------    ------    ------    ------   -------
                 Total                                                                 964       878       792       764       795
              Developed reserves as % of total net reserves                             70%       75%       78%       88%       90%

              Natural Gas (billions of cubic feet)
               United States                                                         2,151     2,220     2,239     2,210     2,127
               International                                                         1,796     1,071     1,199     1,379     1,527
                                                                                    ------    ------    ------    ------   -------
                 Consolidated                                                        3,947     3,291     3,438     3,589     3,654
               Equity affiliate (b)                                                    110       111       132       131       153
                                                                                    ------    ------    ------    ------   -------
                 Total                                                               4,057     3,402     3,570     3,720     3,807
              Developed reserves as % of total net reserves                             79%       83%       83%       80%       79%

              /(a)/ Represents gas acquired for injection and subsequent resale. /(b)/ Represents Marathon's equity interest in CLAM Petroleum B.V. /(c)/ Prices exclude gains losses from hedging activities.
              /(d)/ Represents Marathon's equity interest in Sakhalin Energy
                    Investment Company Ltd.

                Five-Year Operating Summary  CONTINUED

                                                                       1998/(a)/   1997      1996      1995      1994
             U.S. Refinery Operations
              (thousands of barrels per day)
              In-use crude oil capacity at year-end                        935       575       570       570       570
              Refinery runs -- crude oil refined                           894       525       511       503       491
                            -- other charge and blend stocks               127        99        96        94       107
              In-use crude oil capacity utilization rate                    96%       92%       90%       88%       86%

             Source of Crude Processed
              (thousands of barrels per day)
              United States                                                317       202       229       254       218
              Europe                                                        15        10        12         6        31
              Middle East and Africa                                       394       241       193       183       171
              Other International                                          168        72        79        58        70
                                                                       -------   -------   -------   -------   -------
                Total                                                      894       525       513       501       490

             Refined Product Yields (thousands
              of barrels per day)
              Gasoline                                                     545       353       345       339       340
              Distillates                                                  270       154       155       146       146
              Propane                                                       21        13        13        12        13
              Feedstocks and special products                               64        36        35        38        33
              Heavy fuel oil                                                49        35        30        31        38
              Asphalt                                                       68        39        36        36        30
                                                                       -------   -------   -------   -------   -------
                Total                                                    1,017       630       614       602       600

             Refined Products Yields (% breakdown)
              Gasoline                                                      54%       56%       56%       57%       57%
              Distillates                                                   27        24        25        24        24
              Other products                                                19        20        19        19        19
                                                                       -------   -------   -------   -------   -------
                Total                                                      100%      100%      100%      100%      100%

             U.S. Refined Product Sales
              (thousands of barrels per day)
              Gasoline                                                     671       452       468       445       443
              Distillates                                                  318       198       192       180       183
              Propane                                                       21        12        12        12        16
              Feedstocks and special products                               67        40        37        44        32
              Heavy fuel oil                                                49        34        31        31        38
              Asphalt                                                       72        39        35        35        31
                                                                       -------   -------   -------   -------   -------
                Total                                                    1,198       775       775       747       743
              Matching buy sell/volumes included in above                   39        51        71        47        73

             Refined Products Sales by Class
              of Trade (as a % of total sales)
              Wholesale -- independent private-brand
                            marketers and consumers                         65%       61%       62%       61%       62%
              Marathon and Ashland brand jobbers and dealers                11        13        13        13        13
              Speedway SuperAmerica retail outlets                          24        26        25        26        25
                                                                       -------   -------   -------   -------   -------
                Total                                                      100%      100%      100%      100%      100%

             Refined Products (dollars per barrel)
              Average sales price                                       $21.43    $26.38    $27.43    $23.80   $ 22.75
              Average cost of crude oil throughput                       13.02     19.00     21.94     18.09     16.59

             Petroleum Inventories at year-end
              (thousands of barrels)
              Crude oil, raw materials and natural gas liquids          35,630    19,351    20,047    22,224    22,987
              Refined products                                          32,334    20,598    21,283    22,102    23,657

             U.S. Refined Product Marketing
              Outlets at year-end
              MAP operated terminals                                        88        51        51        51        51
              Retail -- Marathon and Ashland brand outlets               3,117     2,465     2,392     2,380     2,356
                     -- Speedway SuperAmerica outlets                    2,257     1,544     1,592     1,627     1,659

             Pipelines (miles of common carrier pipelines)/(b)/
              Crude Oil -- gathering lines                               2,827     1,003     1,052     1,115     1,115
                        -- trunklines                                    4,859     2,665     2,665     2,666     2,672
              Products  -- trunklines                                    2,861     2,310     2,310     2,311     2,311
                                                                       -------   -------   -------   -------   -------
                Total                                                   10,547     5,978     6,027     6,092     6,098

             Pipeline Barrels Handled
              (millions)/(c)/
              Crude Oil -- gathering lines                                47.8      43.9      43.2      43.8      43.4
                        -- trunklines                                    571.9     369.6     378.7     371.3     353.0
              Products  -- trunklines                                    329.7     262.4     274.8     252.3     282.2
                                                                       -------   -------   -------   -------   -------
                Total                                                    949.4     675.9     696.7     667.4     678.6

             River Operations
              Barges -- owned/leased                                       169      --        --        --         --
              Boats  -- owned/leased                                         8      --        --        --         --

             /(a)/ 1998 statistics include 100% of MAP and should be
                   considered when compared to prior periods.
             /(b)/ Pipelines for downstream operations also include non-common carrier, leased and equity affiliates.
             /(c)/ Pipeline barrels handled on owned common carrier pipelines, excluding equity affiliates.

Five-Year Financial Summary

             (Dollars in millions, except as noted)                              1998/(a)/    1997      1996      1995      1994
             Revenues
              Sales by product:
               Refined products                                                    $ 9,091   $ 7,012   $ 7,132   $ 6,127   $ 5,622
               Merchandise                                                           1,873     1,045     1,000       941       869
               Liquid hydrocarbons                                                   1,818       941     1,111       881       800
               Natural gas                                                           1,144     1,331     1,194       950       670
               Transportation and other products                                       271       167       180       197       183
              Gain on ownership change in MAP                                          245      --         --        --       --
              Other/(b)/                                                               104        86        97        42       192
                                                                                   -------   -------   -------   -------   -------
              Subtotal                                                              14,546    10,582    10,714     9,138     8,336
              Matching buy sell transactions/(c)/                                    3,948     2,436     2,912     2,067     2,071
              Excise taxes/(c)/                                                      3,581     2,736     2,768     2,708     2,542
                                                                                   -------   -------   -------   -------   -------
                 Total revenues                                                    $22,075   $15,754   $16,394   $13,913   $12,949

             Income From Operations
              Exploration and production (E&P)
               Domestic                                                            $   190   $   500   $   547   $   306   $   158
               International                                                            88       273       353       178        74
                                                                                   -------   -------   -------   -------   -------
                Income for E&P reportable segment                                      278       773       900       484       232
              Refining, marketing and transportation                                   896       563       249       259       293
              Other energy related businesses                                           33        48        57        60        34
                                                                                   -------   -------   -------   -------   -------
                Income for reportable segments                                       1,207     1,384     1,206       803       559
              Items not allocated to reportable segments:
               Administrative expenses                                                (106)     (168)     (133)      (85)      (69)
               Inventory market valuation adjustments                                 (267)     (284)      209        70       160
               Gain on ownership change & transition
                charges -- MAP                                                         223      --         --        --       --
               Int'l. write-offs, exploration well
                write-offs & gas contract settlement                                  (119)     --         --        --       --
               Impairment of long-lived assets                                         --       --         --       (659)     --
               Other items                                                             --       --          14        18       126
                                                                                   -------   -------   -------   -------   -------
                 Income from operations                                                938       932     1,296       147       776
              Minority interest in income of MAP                                       249      --         --        --       --
              Net interest and other financial costs                                   237       260       305       337       300
              Provision (credit) for income taxes                                      142       216       320      (107)      155
                                                                                   -------   -------   -------   -------   -------
             Income (Loss) Before Extraordinary Loss                               $   310   $   456   $   671   $   (83)  $   321
              Per common share -- basic (in dollars)                                  1.06      1.59      2.33      (.31)     1.10
                               -- diluted (in dollars)                                1.05      1.58      2.31      (.31)     1.10

             Net Income (Loss)                                                     $   310   $   456   $   664   $   (88)  $   321
              Per common share -- basic (in dollars)                                  1.06      1.59      2.31      (.33)     1.10
                               -- diluted (in dollars)                                1.05      1.58      2.29      (.33)     1.10

             Balance Sheet Position at year-end
              Current assets                                                       $ 2,976   $ 2,018   $ 2,046   $ 1,888   $ 1,737
              Net property, plant and equipment                                     10,429     7,566     7,298     7,521     8,471
              Total assets                                                          14,544    10,565    10,151    10,109    10,951
              Short-term debt                                                          191       525       323       384        56
              Other current liabilities                                              2,419     1,737     1,819     1,641     1,656
              Long-term debt                                                         3,456     2,476     2,642     3,367     3,983
              Minority interest in MAP                                               1,590      --         --        --       --
              Common stockholders' equity                                            4,312     3,618     3,340     2,872     3,163
               Per share (in dollars)                                                13.95     12.53     11.62      9.99     11.01

             Cash Flow Data
              Net cash from operating activities                                   $ 1,431   $ 1,246   $ 1,503   $ 1,044   $   720
              Capital expenditures                                                   1,270     1,038       751       642       753
              Disposal of assets                                                        65        60       282        77       263
              Dividends paid                                                           246       219       201       199       201

             Employee Data/(d)/
              Marathon Group:
               Total employment costs                                              $ 1,054   $   854   $   790   $   781   $   856
               Average number of employees                                          24,344    20,695    20,461    21,015    21,005
               Number of pensioners at year-end                                      3,378     3,099     3,203     3,378     3,495
              Speedway SuperAmerica LLC (SSA):
              (Included in Marathon Group totals)
               Total employment costs                                              $   283   $   263   $   241   $   229   $   221
               Average number of employees                                          12,831    12,816    12,474    12,087    11,669
               Number of pensioners at year-end                                        212       215       207       206       199

                Stockholder Data at year-end
              Number of common shares
              outstanding (in millions)                                              308.5     288.8     287.5     287.4     287.2
              Registered shareholders (in thousands)                                  77.3      84.0      92.1     101.2     110.4
              Market price of common stock                                         $30.125   $33.750   $23.875   $19.500   $16.375

              /(a)/ 1998 statistics, other than employee data, include 100% of MAP, which should be considered when making comparisons to prior periods.
              /(b)/ Includes dividend and affiliate income, net gains on disposal of assets and other income.
              /(c)/ These items are included in both revenues and costs and expenses, resulting in no effect on income.
              /(d)/ Employee Data for 1998 includes Ashland employees from the date of their payroll transfer to MAP, which occurred at various times throughout 1998. These employees were contracted to MAP in 1998, prior to their payroll transfer. As of December 31, 1998, active employees for the Marathon Group were 32,862, which included 28,449 MAP employees. Of the MAP total, 21,586 were employees of SSA.

             Management's Discussion and Analysis

                The Marathon Group includes Marathon Oil Company ("Marathon")
             and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum LLC ("MAP"), owned 62% by Marathon; and other energy related businesses. Effective August 11, 1998, Marathon acquired Tarragon Oil and Gas Limited ("Tarragon"), a Canadian oil and gas exploration and production company. Results for 1998 include the operations of Marathon Canada Limited ("MCL"), formerly known as Tarragon, commencing August 12, 1998. For 1998, certain financial measures such as revenues, income from operations and capital expenditures include 100% of MAP and are not comparable to prior period amounts. Net income and related per share amounts for 1998 are net of Ashland's 38% minority interest in MAP's income. For further discussion of MAP and MCL, see Note 5 to the Marathon Group Financial Statements. The Management's Discussion and Analysis should be read in conjunction with the Marathon Group's Financial Statements and Notes to Financial Statements.

                The Marathon Group's 1998 financial performance was
             significantly impacted by the lowest oil prices in 24 years, lower natural gas prices and decreased refining crack spreads (the difference between light products prices and crude costs). Nevertheless, in 1998, Marathon upstream operations achieved nearly a 20% growth in worldwide liquids production and MAP had a highly successful first year of operations, achieving annual repeatable operating efficiencies of approximately $150 million.

                Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data -- Disclosures About Forward-Looking Statements in USX's 1998 Form 10-K.

Management's Discussion and Analysis of Income and Operations

                Revenues for each of the last three years are summarized in the following table, which is covered by the report of independent accountants:

(Dollars in millions)                                   1998     1997     1996

             Sales by product:
              Refined products                         $ 9,091  $ 7,012  $ 7,132
              Merchandise                                1,873    1,045    1,000
              Liquid hydrocarbons                        1,818      941    1,111
              Natural gas                                1,144    1,331    1,194
              Transportation and other products            271      167      180
             Gain on ownership change in MAP/(a)/          245     --       --
             Other/(b)/                                    104       86       97
                                                       -------  -------  -------
                 Subtotal                               14,546   10,582   10,714
                                                       -------  -------  -------
             Matching buy/sell transactions/(c)(e)/      3,948    2,436    2,912
             Excise taxes/(d)(e)/                        3,581    2,736    2,768
                                                       -------  -------  -------
                 Total revenues                        $22,075  $15,754  $16,394

             /(a)/ See Note 5 to the Marathon Group Financial Statements for a discussion of the gain on ownership change in MAP.
             /(b)/ Includes dividend and affiliate income, net gains on disposal of assets and other income.
             /(c)/ Matching crude oil and refined products buy/sell transactions settled in cash.
             /(d)/ Consumer excise taxes on petroleum products and merchandise.
             /(e)/ Included in both revenues and costs and expenses, resulting in no effect on income.

                In 1998, Marathon Group revenues included 100% of MAP revenues, and MCL's revenues commencing August 12, 1998. On a pro forma basis, assuming the acquisitions of Tarragon's operations and Ashland's RM&T net assets had occurred on January 1, 1997, revenues (excluding matching buy/sell transactions and excise taxes) for 1997 would have been $16,278 million.

             Management's Discussion and Analysis continued


                Revenues (excluding matching buy/sell transactions and excise taxes) decreased by $1,732 million in 1998 from pro forma 1997. The decrease in 1998 mainly reflected lower prices for refined products, lower worldwide liquid hydrocarbon prices and lower domestic natural gas prices, partially offset by higher liquid hydrocarbon sales volumes. The increase in liquid hydrocarbon sales volumes was due to a higher volume of upstream production being sold to third parties.

                Revenues (excluding matching buy/sell transactions and excise taxes) decreased $132 million in 1997 (as reported) from 1996, mainly due to lower average refined product prices and lower worldwide liquid hydrocarbon prices and volumes, partially offset by increased volumes of refined products and higher domestic natural gas volumes and prices.

                Income from operations for each of the last three years is summarized in the following table:

             (Dollars in millions)                                         1998     1997     1996

             Exploration & production ("E&P")
              Domestic                                                    $  190   $  500   $  547
              International                                                   88      273      353
                                                                          ------   ------   ------
               Income for E&P reportable segment                             278      773      900
             Refining, marketing & transportation/(a)/                       896      563      249
             Other energy related businesses/(b)/                             33       48       57
                                                                          ------   ------   ------
                 Income for reportable segments                            1,207    1,384    1,206
             Items not allocated to reportable segments:
               Administrative expenses/(c)/                                 (106)    (168)    (133)
               IMV reserve adjustment/(d)/                                  (267)    (284)     209
               Gain on ownership change & transition charges -- MAP/(e)/     223      --       --
               Int'l investment write-offs, suspended exploration
                 well write-offs & gas contract settlement/(f)/             (119)     --       --
               Other items (net)                                              --      --        14
                                                                          ------   ------   ------
                 Total income from operations                             $  938   $  932   $1,296

             /(a)/ In 1998, segment income includes 100% of MAP and is not comparable to prior periods.
             /(b)/ Includes marketing and transportation of domestic natural gas and crude oil, and power generation.
             /(c)/ Includes the portion of the Marathon Group's administrative costs not charged to the operating components and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
             /(d)/ The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value.
             /(e)/ The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 5 to the Marathon Group Financial Statements.
             /(f)/ Includes a write-off of certain non-revenue producing international investments and several exploratory wells which had encountered hydrocarbons, but had been suspended pending further evaluation. It also includes a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.

                In 1998, Marathon Group income from operations included 100% of
             MAP, and MCL's results of operations commencing August 12, 1998. On a pro forma basis, assuming the acquisitions of Ashland's RM&T net assets and Tarragon's operations had occurred on January 1, 1997, income for reportable segments for 1997 would have been $1,728 million. Income for reportable segments decreased by $521 million in 1998 from pro forma 1997 and increased by $178 million in 1997 (as reported) from 1996. The decrease in 1998 was primarily due to lower worldwide liquid hydrocarbon prices, lower domestic natural gas prices and lower refining crack spreads, partially offset by higher liquid hydrocarbon production. The increase in 1997 was primarily due to higher average refined product margins and higher worldwide natural gas prices, partially offset by lower worldwide liquid hydrocarbon production and prices and higher worldwide exploration expense.

             Management's Discussion and Analysis continued

                        Average Volumes and Selling Prices

                                                                             1998    1997    1996

             (thousands of barrels per day)
             Net liquids production/(a)/        -U.S.                          135     115     122
                                                -International/(b)/             61      49      59
                                                 -------------------------  ------  ------  ------
                                                -Worldwide                     196     164     181
             (millions of cubic feet per day)
             Net natural gas production         -U.S.                          744     722     676
                                                -International - equity        441     423     499
                                                -International - other/(c)/     23      32      32
                                                                            ------  ------  ------
                                                -Total Consolidated          1,208   1,177   1,207
                                                -Equity affiliate               33      42      45
                                                                            ------  ------  ------
                                                -Worldwide                   1,241   1,219   1,252

             (dollars per barrel)
             Liquid hydrocarbons/(a)(d)/        -U.S.                       $10.42  $16.88  $18.58
                                                -International               12.24   18.77   20.34
             (dollars per mcf)
             Natural gas/(d)/                   -U.S.                       $ 1.79  $ 2.20  $ 2.09
                                                -International - equity       1.94    2.00    1.97

             (thousands of barrels per day)
             Refined products sold/(e)/                                      1,198     775     775
               Matching buy/sell volumes included in above                      39      51      71


             /(a)/ Includes crude oil, condensate and natural gas liquids. /(b)/ Represents equity tanker liftings, truck deliveries and direct deliveries.
             /(c)/ Represents gas acquired for injection and subsequent resale.
             /(d)/  Prices exclude gains/losses from hedging activities.
             /(e)/ In 1998, refined products sold and matching buy/sell volumes include 100% of MAP and are not comparable to prior periods.

                Domestic E&P income decreased by $310 million in 1998 from 1997 following a decrease of $47 million in 1997 from 1996. The decrease in 1998 was primarily due to lower liquid hydrocarbon and natural gas prices, partially offset by increased liquid hydrocarbon production and natural gas volumes. The 17%, or 20,000 barrels per day ("bpd"), increase in liquid hydrocarbon production was mainly attributable to new production in the Gulf of Mexico, while the increase in natural gas volumes was mainly attributable to properties in east Texas.

                The decrease in 1997 was primarily due to lower liquid
             hydrocarbon prices and production and higher exploration expense, partially offset by increased natural gas production and prices. The lower liquid hydrocarbon production was mostly due to the 1996 disposal of oil producing properties in Alaska. The increase in natural gas volumes was mainly attributable to properties in east Texas, Oklahoma and Wyoming.

                International E&P income decreased by $185 million in 1998 following a decrease of $80 million in 1997. The decrease in 1998 was primarily due to lower liquid hydrocarbon and natural gas prices and higher exploration and operating expenses. These items were partially offset by increased liquid hydrocarbon production and natural gas volumes. The 24%, or 12,000 bpd, increase in liquid hydrocarbon production was mainly attributable to the acquired production in Canada and new operations in Gabon. The increase in natural gas volumes was mainly attributable to acquired production in Canada.

                The decrease in 1997 was primarily due to lower liquid
             hydrocarbon volumes, lower natural gas volumes and lower liquid hydrocarbon prices. These items were partially offset by reduced pipeline and terminal expenses and reduced DD&A expenses, due largely to the lower volumes. The lower liquid hydrocarbon volumes primarily reflected lower production in the U.K. North Sea, while the lower natural gas volumes were mainly due to natural field declines in Ireland and Norway.

                Refining, marketing and transportation ("downstream") reportable segment income in 1998 included 100 percent of MAP. On a pro forma basis, assuming the acquisition of Ashland's RM&T net assets had occurred on January 1, 1997, income for the reportable segments of the combined downstream operations of Marathon and Ashland for 1997 would have been $869 million. On this basis, 1998 downstream reportable segment income of $896 million was slightly higher than pro forma 1997 downstream reportable segment income. During 1998, the effects of lower refining crack

             Management's Discussion and Analysis continued

             spreads were offset by strong performances from MAP's asphalt and retail operations, realization of operating efficiencies as a result of combining Marathon and Ashland's downstream operations and lower energy costs.

                Downstream reportable segment income in 1997 increased $314 million over 1996 due mainly to improved refined product margins as favorable effects of reduced crude oil and other feedstock costs more than offset a decrease in refined product sales prices.

                Other energy related businesses reportable segment income
             decreased by $15 million in 1998 following a decrease of $9 million in 1997. The decrease in 1998 was mainly due to a gain on the sale of an equity interest in a domestic pipeline company included in 1997 reportable segment income.

                Items not allocated to reportable segments

                Administrative expenses decreased by $62 million in 1998
             following an increase of $35 million in 1997 from 1996. The decrease in 1998 mainly reflected an increase in administrative costs charged to the RM&T reportable segment, lower accruals for employee benefit and compensation plans and lower litigation accruals. The increase in 1997 mainly reflected higher accruals for employee benefit and compensation plans, including Marathon's performance-based variable pay plan.

                IMV reserve adjustment -- When U. S. Steel Corporation acquired
             Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

                When Marathon acquired the crude oil and refined product
             inventories associated with Ashland's RM&T operations on January 1, 1998, the Marathon Group established a new LIFO cost basis for those inventories. The acquisition cost of these inventories lowered the overall average cost of the Marathon Group's combined RM&T inventories. As a result, the price threshold at which an IMV reserve will be recorded was also lowered.

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

                Net interest and other financial costs for 1998, 1997 and 1996 are set forth in the following table:

             (Dollars in millions)                      1998    1997    1996

             Interest and other financial income       $  34   $   1   $   3
             Interest and other financial costs         (271)   (261)   (308)
                                                       -----   -----   -----
             Net interest and other financial costs    $(237)  $(260)  $(305)

                In 1998, net interest and other financial costs decreased
             primarily due to increased interest income and higher capitalized interest on upstream projects, partially offset by higher interest and other financial costs resulting from the debt incurred for the Tarragon acquisition. In 1997, net interest and other financial costs decreased primarily due to lower average debt levels and higher capitalized interest on worldwide exploration and production projects. For additional details, see Note 8 to the Marathon Group Financial Statements.

                The provision for estimated income taxes of $142 million in 1998 included $24 million of favorable income tax accrual adjustments relating to foreign operations.

                An extraordinary loss on extinguishment of debt of $7 million in
             1996 represents the portion of the loss on early extinguishment of USX debt attributed to the Marathon Group. For additional information, see Note 9 to the Marathon Group Financial Statements.

                Net income decreased by $146 million in 1998 from 1997,
             following a decrease of $208 million in 1997 from 1996, primarily reflecting the factors discussed above.

             Management's Discussion and Analysis continued


Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

                Current assets increased $958 million from year-end 1997,
             primarily due to an increase in receivables, inventories and cash and cash equivalents. The accounts receivable and inventory increases were mainly due to the acquisition of Ashland's RM&T net assets.

                Current liabilities increased $348 million from year-end 1997.
             This increase included an increase in accounts payable, which was primarily due to the acquisition of Ashland's RM&T net assets and an increase in the distribution payable to the minority interest owner of MAP, which was paid in early January 1999. These were partially offset by a decrease in long-term debt due within a year.

                Net property, plant and equipment increased $2,863 million from year-end 1997, primarily due to the acquisitions of Ashland's RM&T net assets and Tarragon. Net property, plant and equipment for each of the last three years is summarized in the following table:

             (Dollars in millions)                      1998     1997    1996

             Exploration and production
              Domestic                                 $ 3,688  $3,469  $3,181
              International                              3,027   2,156   2,197
                                                       -------  ------  ------
               Total exploration and production          6,715   5,625   5,378
             Refining, marketing and transportation      3,517   1,755   1,741
             Other/(a)/                                    197     186     179
                                                       -------  ------  ------
                 Total                                 $10,429  $7,566  $7,298

             /(a)/ Includes other energy related businesses and other
                   miscellaneous corporate net property, plant and equipment.

                Total long-term debt and notes payable at December 31, 1998 were
             $3.6 billion, an increase of $646 million from year-end 1997. This increase is mainly due to the Tarragon acquisition. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                Net cash provided from operating activities totaled $1,431 million in 1998, compared with $1,246 million in 1997 and $1,503 million in 1996. Operating cash flow in 1997 included the impact of terminating Marathon's participation in an accounts receivable sales program, resulting in a cash outflow of $340 million, while 1996 included payments of $39 million related to certain state tax issues. Excluding the effects of these items, net cash from operating activities decreased by $155 million in 1998 from 1997 and increased by $44 million in 1997 from 1996. The decrease in 1998 was mainly due to unfavorable working capital changes. The increase in 1997 mainly reflected improved net income (excluding the IMV reserve adjustment and other noncash items), partially offset by increased income tax payments.

                Capital expenditures, excluding the acquisition of Tarragon, for each of the last three years are summarized in the following table:

             (Dollars in millions)                                         1998    1997   1996

             Exploration and production ("upstream")
              Domestic                                                     $  652  $  647  $ 424
              International                                                   187     163     80
                                                                           ------  ------  -----
                 Total exploration and production                             839     810    504
             Refining, marketing and transportation ("downstream")/(a)/       410     205    234
             Other/(b)/                                                        21      23     13
                                                                           ------  ------  -----
                 Total                                                     $1,270  $1,038  $ 751

             /(a)/  Amounts for 1998 include 100% of MAP.
             /(b)/ Includes other energy related businesses and other miscellaneous corporate capital expenditures.

                During 1998, domestic upstream capital spending mainly included continuing development of Viosca Knoll 786 ("Petronius"), Green Canyon 244 ("Troika") and Green Canyon 112/113 ("Stellaria") in the Gulf of Mexico. International upstream projects included continued development of the Tchatamba South field, offshore Gabon. Downstream spending by MAP consisted of upgrades and expansions of retail marketing outlets and refinery modifications.

                Capital expenditures in 1999 are expected to be approximately
             $1.3 billion which is consistent with 1998 levels; however, Marathon's plans will remain responsive to the economic conditions impacting the petroleum industry. Domestic upstream projects planned for 1999 include continued

             Management's Discussion and Analysis continued

             development of Petronius and Stellaria in the Gulf of Mexico and natural gas developments in East Texas and other gas basins throughout the western United States. International upstream projects include oil and natural gas developments in Canada and completion of the Tchatamba South development. Downstream spending by MAP will primarily consist of upgrades and expansions of retail marketing outlets, refinery improvements and expansion and enhancement of logistic systems.

                Investments in affiliates of $42 million in 1998 mainly
             reflected MAP's acquisition of an interest in Southcap Pipe Line Company for $22 million and continued investment in pipeline and power projects.

                Loans and advances to affiliates of $103 million in 1998
             primarily reflected continued funding of Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy") in conjunction with the Sakhalin II project.

                Repayments of loans and advances to affiliates of $63 million in
             1998 were primarily a result of repayments by Sakhalin Energy of advances made by Marathon in conjunction with the Sakhalin II project.

                In 1999, net investments in affiliates are expected to be
             approximately $80 million, primarily reflecting continued development spending for the Sakhalin II project.

                Contract commitments for property, plant and equipment
             acquisitions and long-term investments at year-end 1998 were $624 million, compared with $377 million at year-end 1997. The 1998 increase was primarily due to increased commitments for domestic production in the Gulf Coast.

                The above statements with respect to future capital expenditures and investments are forward-looking statements, reflecting management's best estimates, based on information currently available. To the extent this information proves to be inaccurate, the timing and levels of future spending could differ materially from those included in the forward-looking statements. Factors that could cause future capital expenditures and investments to differ materially from present expectations include continued low prices, worldwide supply and demand for petroleum products, general worldwide economic conditions, levels of cash flow from operations, available business opportunities, unforeseen hazards such as weather conditions, and/or by delays in obtaining government or partner approvals.

                The acquisition of Tarragon Oil and Gas Limited included cash payments of $686 million. For further discussion of Tarragon, see
             Note 5 to the Marathon Group Financial Statements.

                Cash from disposal of assets was $65 million in 1998, compared with $60 million in 1997 and $282 million in 1996. Proceeds in 1998 were mainly from the sales of domestic production properties and equipment. Proceeds in 1997 were mainly from the sales of interests in various domestic upstream properties, certain investments and an interest in a domestic pipeline company. Proceeds in 1996 primarily reflected the sales of interests in certain domestic and international oil and gas production properties and the sale of an equity interest in a domestic pipeline company.

                The net change in restricted cash was a net deposit of $21 million in 1998 compared to a net withdrawal of $98 million in 1997. The 1998 amount represents cash deposited from the sales of domestic production properties and equipment, partially offset by cash withdrawn for the purchase of offshore production leases. The 1997 amount represents cash withdrawn from an interest-bearing escrow account that was established in the fourth quarter of 1996 in connection with the 1996 disposal of oil production properties in Alaska.

                Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, increased by $306 million in 1998. Financial obligations increased primarily because capital expenditures, cash payments for Tarragon, dividend payments and the increase in cash and cash equivalents exceeded cash from operating activities and proceeds from the issuance of USX -- Marathon Group Common Stock. For further details, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                Dividends paid in 1998 increased by $27 million from 1997, primarily due to the two cents per share increase in the quarterly USX -- Marathon Group Common Stock dividend rate. This increase was initially declared in January 1998.

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

Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies

                 The Marathon Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the Marathon Group's products and services, operating results will be adversely affected. The Marathon Group believes that substantially all of its competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business, power business or the marine transportation of crude oil and refined products.

                 Marathon Group environmental expenditures for each of the last three years were/(a)/:

             (Dollars in millions)         1998/(b)/  1997   1996

             Capital                          $124  $  81  $  66
             Compliance
              Operating & maintenance          126     84     75
              Remediation/(c)/                  10     19     26
                                              ----  -----  -----
                 Total                        $260  $ 184  $ 167

             /(a)/ Amounts are determined based on American Petroleum Institute survey guidelines.
             /(b)/  Amounts for 1998 include 100% of MAP.
             /(c)/ These amounts include spending charged against such reserves, net of recoveries, where permissible, but do not include noncash provisions recorded for environmental remediation.

                The Marathon Group's environmental capital expenditures
             accounted for 10% of total capital expenditures in 1998 (excluding the acquisition of Tarragon), 8% in 1997 and 9% in 1996.

                During 1996 through 1998, compliance expenditures represented 1%
             of the Marathon Group's total operating costs. Remediation spending during this period was primarily related to retail marketing outlets which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

                USX has been notified that it is a potentially responsible party
             ("PRP") at 17 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1998. In addition, there are 8 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

                There are also 92 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 16 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

                Effective January 1, 1997, USX adopted the American Institute of
             Certified Public Accountants Statement of Position No. 96-1 -- "Environmental Remediation Liabilities" -- which requires that companies include direct costs in accruals for remediation liabilities. Income from operations in 1997 included first quarter charges of $7 million (net of expected recoveries) related to such adoption, primarily for accruals of post-closure monitoring costs, study costs and administrative costs. See Note 3 to the Marathon Group Financial Statements for additional discussion.

             Management's Discussion and Analysis continued

                New or expanded environmental requirements, which could increase the Marathon Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the Marathon Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1999. The Marathon Group's environmental capital expenditures are expected to be approximately $64 million in 1999. Predictions beyond 1999 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $82 million in 2000; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                In October 1998, the National Enforcement Investigations Center
             and Region V of the United States Environmental Protection Agency conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues, including one contested Notice of Violation regarding MAP's Detroit refinery, it is not known when complete findings on the results of the inspections will be issued. In an action separate from the multi-media inspection, the Department of Justice filed a civil complaint in February 1999, alleging violation of the Clean Air Act with respect to benzene releases at the Robinson refinery.

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

             Outlook
                The outlook regarding the Marathon Group's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. During 1998, worldwide liquid hydrocarbon and natural gas prices realized by Marathon were significantly lower than 1997. In 1998, West Texas Intermediate crude oil postings reached their lowest levels in 24 years. The continuation of this depressed pricing environment in 1999 will adversely impact upstream results. Expected increases in liquid hydrocarbon and natural gas production should partially offset the effects of these lower prices. Continued lower prices could adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

                In 1999, worldwide liquid hydrocarbon production, including
             Marathon's share of equity affiliates, is expected to increase by 17 percent, to average approximately 230,000 bpd. Most of the increase is anticipated in the second half of the year. This primarily reflects projected new production from the Phase I development of the Piltun-Astokhskoye ("P-A") field in mid-1999 (discussed below), start-up of the Tchatamba South field in the third quarter of 1999 and a full year of production by MCL, partially offset by natural production declines of mature fields. In 1999, worldwide natural gas volumes,

             Management's Discussion and Analysis continued

             including Marathon's share of equity affiliates, are expected to increase by 11 percent, to approximately 1.38 billion cubic feet per day. This primarily reflects increases in North American gas production, offset by natural declines in mature international fields, primarily in Ireland and Norway. In 2000, worldwide liquid hydrocarbon production and natural gas volumes are expected to remain consistent with 1999 levels. In 2001, liquid hydrocarbon production is expected to increase by 10 to 15 percent over 2000 production levels and natural gas volumes are expected to increase by approximately 4 percent over 2000 levels. These projections are based on known discoveries and do not include any additions from potential or future acquisitions or future wildcat drilling.

                Petronius, in the Gulf of Mexico, was originally scheduled to begin production in the second quarter of 1999, but the project was delayed when the last platform topsides module fell into the sea during installation work. The lost module will have to be replaced. Third party insurance is expected to cover costs associated with the replacement and installation on the platform. First production is now expected to begin in the fourth quarter of 2000.

                Marathon holds a 37.5% interest in Sakhalin Energy Investment
             Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the P-A oil field and the Lunskoye gas-condensate field, which are located 8-12 miles offshore Sakhalin Island in the Russian Far East Region. The Russian State Reserves Committee has approved estimated combined reserves for the P-A and Lunskoye fields of one billion gross barrels of liquid hydrocarbons and 14 trillion cubic feet of natural gas.

                In 1997, a Development Plan for the P-A license area, Phase I:
             Astokh Feature was approved. Offshore drilling and production facilities for the Astokh Feature were set in place on September 1, 1998. Drilling of development wells commenced in December of 1998. First production from the Astokh Feature is scheduled for mid-1999, with sales forecast to average 45,000 gross bpd of oil annually as early as 2000. This rate is based on six months of offshore loading operations during the ice-free weather window at an estimated daily rate of 90,000 gross barrels. Marathon's equity share of reserves from primary production in the Astokh Feature is 80 million barrels of oil.

                The approved Development Plan also provides for further
             appraisal work for the remainder of the P-A field. An appraisal well was drilled during the summer weather window in 1998 and the results are being evaluated. Conceptual design work for further development of the P-A field, including pressure maintenance for the Astokh Feature, continues. With respect to the Lunskoye field, appraisal work and efforts to secure long-term gas sales markets continue. Commencement of gas production from the Lunskoye field, which will be contingent upon the conclusion of a gas sales contract, is anticipated to occur in 2005 or later.

                Late in 1997, the Sakhalin Energy consortium arranged a limited recourse project financing facility of $348 million. Sakhalin Energy borrowed the full amount of this facility in 1998 to fund Phase I expenditures and to repay amounts previously advanced to Sakhalin Energy by its shareholders.

                In the area of significant Russian legislation, the Russian
             Parliament passed a Production Sharing Agreement ("PSA") Amendments Law and a PSA Enabling Law, which brings other Russian legislation into conformance with the PSA Law. These laws were signed by President Yeltsin and enacted in 1999.

                At December 31, 1998, Marathon's investment in the Sakhalin II project was $275 million.

                The above discussion includes forward-looking statements with respect to worldwide liquid hydrocarbon production and natural gas volumes for 1999, 2000 and 2001, commencement of projects and dates of initial production. These statements are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, reserve replacement rates and other geological, operating and economic considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the timing and economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

             Management's Discussion and Analysis continued

                Downstream income of the Marathon Group is largely dependent upon refining crack spreads (the difference between light product prices and crude costs). Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of crude oil and refined products. Key external factors look promising for the refining and marketing industry. Demand for petroleum products is expected to grow modestly, due to a leveling of fuel efficiency in the passenger car fleet, increasing sales of light-truck and sport-utility vehicles which average fewer miles per gallon than passenger cars, and an increasing number of vehicle miles traveled. Refinery utilization rates are strong, reflecting the increased demand, which should be beneficial for MAP's refining margins. Also, increased highway construction funding should benefit MAP, the largest U.S. supplier of asphalt.

                As a result of Marathon and Ashland combining major elements of their downstream operations, MAP achieved approximately $150 million in annual repeatable pre-tax operating efficiencies in 1998 and has targeted an additional $100 million in 1999. MAP presently expects to derive efficiencies of $350 million annually on a pre-tax basis in 2001. This exceeds its original goal of achieving efficiencies of $200 million annually on a pre-tax basis. Efficiencies will continue to be identified in the logistical, retail marketing, wholesale marketing and refining operations, as well as administrative functions, that Marathon and Ashland transferred to MAP.

                MAP and a third party are constructing facilities to produce 800 million pounds per year of polymer grade propylene and polypropylene at the Garyville refinery. MAP is building and will own and operate facilities to produce polymer grade propylene. The third party is constructing and will own and operate the polypropylene facilities and market its output. Production of the polymer grade propylene is scheduled to begin in the second quarter of 1999.

                MAP plans to build a pipeline from its Catlettsburg refinery to
             Columbus, Ohio. The wholly owned pipeline is expected to initially move about 50,000 bpd of refined products into central Ohio. Construction is expected to commence in the summer of 1999 after final regulatory approvals. The pipeline is expected to be operational in the first half of 2000.

                A project to increase crude throughput and light product output is being undertaken at MAP's Robinson, IL refinery. This project is expected to be completed in 2001.

                The above statements with respect to demand for petroleum
             products, the amount and timing of efficiencies to be realized by MAP, and the statements with respect to the propylene, pipeline and refinery improvement projects are forward looking statements. Some factors that could potentially cause actual results to differ materially from present expectations include (among others) the price of petroleum products, unanticipated costs or delays associated with implementing shared technology, completing logistical infrastructure projects, leveraging procurement strategies, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions and regulatory constraints.

             Year 2000 Readiness Disclosure
                The Marathon Group is executing action plans which include:

             . prioritizing and focusing on those computerized and automated systems and processes critical to the operations in terms of material operational, safety, environmental and financial risk to the company.

             . allocating and committing appropriate resources to fix the problem.

             . developing detailed contingency plans for those computerized and automated systems and processes critical to the operations in terms of material operational, safety, environmental and financial risk to the company.

             . communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, and the inclusion of Year 2000 readiness language in purchase orders and contracts.

             . performing rigorous Year 2000 tests of critical systems. participating in, and exchanging Year 2000 information with industry trade associations, such as the American Petroleum Institute (API).

             . engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 inventory, assessment and readiness.

             Management's Discussion and Analysis continued

             State of Readiness

                Readiness efforts and critical systems testing is 92% complete for Information Technology (IT) systems. The remaining systems are to be completed by end of the third quarter of 1999. Responses have been received from over 80% of the Marathon Group's third party software vendors, with 99% indicating that they are or will be Year 2000 ready and will provide updated software on a timely basis.

                The Marathon Group has completed the inventory on 93% of the
             Non-Information Technology (Non-IT) systems. Assessment of these inventories is being completed to identify those systems that will require remediation. All Non-IT systems are scheduled to be ready by the end of the third quarter of 1999 with minor exceptions. Plant maintenance shutdowns scheduled for the fourth quarter of 1999 will allow us to complete any final readiness efforts.

                The following chart provides the percent of completion for the inventory of systems and processes that may be affected by the Year 2000 ("Y2K Inventory"), analysis performed to determine the Year 2000 date impact of inventoried systems and processes ("Y2K Impact Assessment") and the Year 2000 readiness of the Marathon Group's Year 2000 inventory ("Y2K Readiness of Overall Inventory"). The percent of completion for Y2K Readiness of Overall Inventory includes all inventory items not date impacted, those items already Year 2000 ready and those corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities; however, the implementation of certain Year 2000 ready IT and Non-IT systems has been deferred until 1999, to avoid unnecessary disruption of operations.

                                                        Percent Completed
                                                                    Y2K
                                                         Y2K     Readiness
                                                        Impact       of
                                              Y2K      Assess-    Overall
             As of January 31, 1999        Inventory     ment    Inventory

             Information technology           100%      100%         92%
             Non-information technology        93%       60%         52%

             Third Parties

                Third parties are suppliers, customers and vendors, excluding third party software vendors discussed previously. Contacts have been made with all critical third parties to determine if they will be able to provide their service to the Marathon Group after the year 2000. Follow-up continues with those third parties not responding or returning an unacceptable response. If it is determined that there is a significant risk, an effort will be made to work with such parties. If this is not successful, a new provider of the same services will be sought.

             The Costs to Address Year 2000 Issues

                The estimated costs associated with Year 2000 readiness, are approximately $36 million, including $19 million of incremental costs. This reflects an increase of $8 million from the previously reported estimate of total incremental costs. The estimated cost increase results primarily from increased use of external consultants and increased internal staffing of Y2K operational teams. Total costs incurred as of January 31, 1999, were $17 million, including $8 million of incremental costs. As Y2K impact assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

             The Risks of the Company's Year 2000 Issues

                The most reasonably likely worst case Year 2000 scenario would be the inability of critical third party suppliers, such as utility providers, telecommunication companies, and other critical suppliers, such as drilling equipment suppliers, platform suppliers, crude oil suppliers and pipeline carriers, to continue providing their products and services. This could pose the greatest material operational, safety, environmental and/or financial risk to the company.

                In addition, the lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes is a concern. Without quality information from suppliers, specifically on embedded chip technology, some Year 2000 problems could go undetected until after January 1, 2000.

             Management's Discussion and Analysis continued


             Contingency Planning

                Representatives of the Marathon Group have participated with a work group of the API Year 2000 Task force to develop a contingency plan format. This format includes guidelines to develop a plan that will cover the Year 2000 areas of concern. Many business unit contingency planning teams have been formed and are actively working on contingency plans for the systems and processes critical to the operations in terms of material operational, safety, environmental and financial risk to the company. These plans are to be completed and tested, when practical, by the end of the third quarter of 1999.

                The foregoing Year 2000 discussion includes forward-looking statements of the Marathon Group's efforts and management's expectations relating to Year 2000 readiness. These statements are based on certain assumptions including, but not limited to, the availability of programming and testing resources, vendors' ability to install or modify proprietary hardware and software, unanticipated problems identified in the ongoing Year 2000 readiness review, the effectiveness and execution of contingency plans and the level of incremental costs associated with Year 2000 readiness efforts. If these assumptions prove to be incorrect, actual results could differ materially from present expectations.

             Accounting Standards

                In March 1998, the American Institute of Certified Public
             Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. USX adopted SOP 98-1 effective January 1, 1999. The incremental impact on results of operations of adoption of SOP 98-1 is likely to be initially favorable since certain qualifying costs will be capitalized and amortized over future periods.

                In June 1998, the Financial Accounting Standards Board issued
             Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations of the Marathon Group. USX plans to adopt the standard effective January 1, 2000, as required.

             Quantitative and Qualitative Disclosures About Market Risk



             Management Opinion Concerning Derivative Instruments

                USX employs a strategic approach of limiting its use of
             derivative instruments principally to hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. Based on this approach, combined with risk assessment procedures and internal controls, management believes that its use of derivative instruments does not expose the Marathon Group to material risk; however, the Marathon Group's use of derivative instruments for hedging activities could materially affect the Marathon Group's results of operations in particular quarterly or annual periods. This is primarily because use of such instruments may limit the company's ability to benefit from favorable price movements. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 2 to the Marathon Group Financial Statements.

             Commodity Price Risk and Related Risks

                In the normal course of its business, the Marathon Group is exposed to market risk or price fluctuations related to the purchase, production or sale of crude oil, natural gas and refined products. To a lesser extent, the Marathon Group is exposed to the risk of price fluctuations on natural gas liquids, electricity and petroleum feedstocks used as raw materials. The Marathon Group is also exposed to effects of price fluctuations on the value of its commodity inventories.

                The Marathon Group's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, the Marathon Group uses fixed-price contracts and derivative commodity instruments to manage a relatively small portion of its commodity price risk. The Marathon Group uses fixed-price contracts for portions of its natural gas production to manage exposure to fluctuations in natural gas prices. In addition, the Marathon Group uses derivative commodity instruments such as exchange-traded futures contracts and options, and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk related to the purchase, production or sale of crude oil, natural gas, refined products and electricity. The Marathon Group's strategic approach is to limit the use of these instruments principally to hedging activities. Accordingly, gains and losses on derivative commodity instruments are generally offset by the effects of price changes in the underlying commodity. However, certain derivative commodity instruments have the effect of restoring the equity portion of fixed-price sales of natural gas to variable market-based pricing. These instruments are used as part of the Marathon Group's overall risk management programs.

             Quantitative and qualitative Disclosures
             About Market Risk  continued


                Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments for the Marathon Group as of December 31, 1998, are provided in the following table/(a)/:

(Dollars in millions)
                                                               Incremental Decrease in
                                                              Pretax Income Assuming a
                                                                 Hypothetical Price
                                                                     Change of/(a)/
Derivative Commodity Instruments                                 10%                  25%

Marathon Group/(b)(c)/:
 Crude oil (price increase)/(d)/                               $2.6                $12.8
 Natural gas (price decrease)/(d)/                              9.4                 24.0
 Refined products (price increase)/(d)/                         1.9                  6.5

        /(a)/ Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 1998. Marathon Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to December 31, 1998, would cause future pretax income effects to differ from those presented in the table.
        /(b)/ The number of net open contracts varied throughout 1998, from a low of 1,268 contracts at January 1, to a high of 17,359 contracts at September 24, and averaged 8,171 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 1998, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
        /(c)/ The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
        /(d)/ The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                While derivative commodity instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. During the fourth quarter of 1996, certain hedging strategies matured which limited the Marathon Group's ability to benefit from favorable market price increases on the sales of equity crude oil and natural gas production, resulting in pretax hedging losses of $33 million. In total, Marathon's upstream operations recorded net pretax hedging losses of $3 million in 1998, compared with net losses of $3 million in 1997, and net losses of $38 million in 1996.

                Marathon's downstream operations generally use derivative
             commodity instruments to lock-in costs of certain raw material purchases, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. In total, Marathon's downstream operations recorded net pretax hedging gains, net of the 38% minority interest in MAP, of $28 million in 1998, compared with net gains of $29 million in 1997, and net losses of $22 million in 1996. Essentially, all of these upstream and downstream gains and losses were offset by changes in the prices of the underlying hedged commodities, with the net effect approximating the targeted results of the hedging strategies. For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 25 to the Marathon Group Financial Statements.

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

             Quantitative and qualitative Disclosures
             About Market Risk  continued



                The Marathon Group is subject to liquidity risk, caused by timing delays in liquidating contract positions due to a potential inability to identify a counterparty willing to accept an offsetting position. Due to the large number of active participants, liquidity risk exposure is relatively low for exchange-traded transactions.

             Interest Rate Risk

                USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1998 interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

(Dollars in millions)
As of December 31, 1998                                                                                   Incremental
                                                                                                          Increase in
                                                                              Carrying         Fair          Fair
             Non-Derivative Financial Instruments/(a)/                       Value/(b)/     Value/(b)/     Value/(c)/
             Financial assets:
              Investments and long-term receivables/(d)/                       $  $101        $   157       $  --

             Financial liabilities:
              Long-term debt (including amounts due within one year)/(e)/      $ 3,515        $ 3,797       $   141
              Preferred stock of subsidiary/(f)/                                   184            183            15
                                                                               -------        -------       -------
              Total                                                            $ 3,699        $ 3,980       $   156

        /(a)/ Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
        /(b)/  See Note 26 to the Marathon Group Financial Statements.
        /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1998, on the fair value of non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1998.
        /(d)/  For additional information, see Note 20 to the Marathon
               Group Financial Statements.
        /(e)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 13 to the Marathon Group Financial Statements.
        /(f)/  See Note 25 to the USX Consolidated Financial Statements.

                At December 31, 1998, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $107 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

             Quantitative and qualitative Disclosures
             About Market Risk  continued



             Foreign Currency Exchange Rate Risk

                USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 1998, USX had open Canadian dollar forward purchase contracts with a total carrying value of $36 million. A 10% increase in the December 31, 1998, Canadian dollar to U.S. dollar forward rate would result in a charge to income of $3 million. The entire amount of these contracts is attributed to the Marathon Group.

             Equity Price Risk

                At December 31, 1998, the Marathon Group had no material
             exposure to equity price risk.

             Safe Harbor

                The Marathon Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the Marathon Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for crude oil, natural gas and refined products. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's hedging programs may differ materially from those discussed in the forward-looking statements.

         U. S. Steel Group



                Index to Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk


                                                                Page
                                                                ----

Management's Report...........................................   S-1

Audited Financial Statements:

 Report of Independent Accountants............................   S-1

 Statement of Operations......................................   S-2

 Balance Sheet................................................   S-3

 Statement of Cash Flows......................................   S-4

 Notes to Financial Statements................................   S-5

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

Quantitative and Qualitative Disclosures About Market Risk....  S-38

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


             Report of Independent Accountants

             To the Stockholders of USX Corporation:

                In our opinion, the accompanying financial statements appearing on pages S-2 through S-20 present fairly, in all material respects, the financial position of the U. S. Steel Group at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                       The U. S. Steel Group is a business unit of USX
             Corporation (as described in Note 1, page S-5); accordingly, the financial statements of the U. S. Steel Group should be read in connection with the consolidated financial statements of USX Corporation.



             PricewaterhouseCoopers LLP
             600 Grant Street, Pittsburgh, Pennsylvania 15219-2794 February 9, 1999

             Statement of Operations


             (Dollars in millions)                                                       1998          1997          1996
             Revenues:
              Sales                                                                    $6,184        $6,814        $6,533
              Income from affiliates                                                       46            69            66
              Gain on disposal of assets                                                   54            57            16
              Gain on affiliate stock offering (Note 5)                                    --            --            53
              Other income (loss)                                                          (1)            1             2
                                                                                       ------        ------        ------
                 Total revenues                                                         6,283         6,941         6,670
                                                                                       ------        ------        ------
             Costs and expenses:
              Cost of sales (excludes items shown below)                                5,410         5,762         5,829
              Selling, general and administrative expenses (credits) (Note 12)           (201)         (137)         (165)
              Depreciation, depletion and amortization                                    283           303           292
              Taxes other than income taxes                                               212           240           231
                                                                                       ------        ------        ------
                 Total costs and expenses                                               5,704         6,168         6,187
                                                                                       ------        ------        ------
             Income from operations                                                       579           773           483
             Net interest and other financial costs (Note 7)                               42            87           116
                                                                                       ------        ------        ------
             Income before income taxes and extraordinary loss                            537           686           367
             Provision for estimated income taxes (Note 15)                               173           234            92
                                                                                       ------        ------        ------
             Income before extraordinary loss                                             364           452           275
             Extraordinary loss (Note 6)                                                   --            --             2
                                                                                       ------        ------        ------
             Net income                                                                   364           452           273
             Noncash credit from exchange of preferred stock (Note 19)                     --            10            --
             Dividends on preferred stock                                                  (9)          (13)          (22)
                                                                                       ------        ------        ------
             Net income applicable to Steel Stock                                      $  355        $  449        $  251


             Income Per Common Share Applicable to Steel Stock

                                                        1998         1997         1996
             Basic:
              Income before extraordinary loss          $4.05        $5.24        $3.00
              Extraordinary loss                           --           --          .02
                                                        -----        -----        -----
              Net income                                $4.05        $5.24        $2.98
             Diluted:
              Income before extraordinary loss          $3.92        $4.88        $2.97
              Extraordinary loss                           --           --          .02
                                                        -----        -----        -----
              Net income                                $3.92        $4.88        $2.95

See Note 23, for a description and computation of income per common share. The accompanying notes are an integral part of these financial statements.



             Balance Sheet

             (Dollars in millions)                                                   December 31         1998         1997
             Assets
             Current assets:
              Cash and cash equivalents                                                                $    9       $   18
              Receivables, less allowance for doubtful accounts
               of $9 and $13 (Note 22)                                                                    392          588
              Inventories (Note 14)                                                                       698          705
              Deferred income tax benefits (Note 15)                                                      176          220
                                                                                                       ------  -----------
                 Total current assets                                                                   1,275        1,531
             Investments and long-term receivables,
              less reserves of $10 and $15 (Note 16)                                                      743          670
             Property, plant and equipment--net (Note 18)                                               2,500        2,496
             Long-term deferred income tax benefits (Note 15)                                              --           19
             Prepaid pensions (Note 12)                                                                 2,172        1,957
             Other noncurrent assets                                                                        3           21
                                                                                                       ------  -----------
                 Total assets                                                                          $6,693       $6,694

             Liabilities
             Current liabilities:
              Notes payable                                                                            $   13       $   13
              Accounts payable                                                                            501          687
              Payroll and benefits payable                                                                330          379
              Accrued taxes                                                                               150          190
              Accrued interest                                                                             10           11
              Long-term debt due within one year (Note 11)                                                 12           54
                                                                                                       ------  -----------
                 Total current liabilities                                                              1,016        1,334
             Long-term debt (Note 11)                                                                     464          456
             Employee benefits (Note 12)                                                                2,315        2,338
             Deferred credits and other liabilities                                                       557          536
             Preferred stock of subsidiary (Note 10)                                                       66           66
             USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
              convertible debentures of USX (Note 19)                                                     182          182

             Stockholders' Equity (Note 20)
             Preferred stock                                                                                3            3
             Common stockholders' equity                                                                2,090        1,779
                                                                                                       ------  -----------
                 Total stockholders' equity                                                             2,093        1,782
                                                                                                       ------  -----------
                 Total liabilities and stockholders' equity                                            $6,693       $6,694

The accompanying notes are an integral part of these financial statements.



Statement of Cash Flows
(Dollars in millions)                                                       1998          1997          1996
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income                                                                 $ 364         $ 452         $ 273
Adjustments to reconcile to net cash provided
 from operating activities:
  Depreciation, depletion and amortization                                   283           303           292
  Pensions and other postretirement benefits                                (215)         (349)         (164)
  Deferred income taxes                                                      158           193           150
  Gain on disposal of assets                                                 (54)          (57)          (16)
  Gain on affiliate stock offering                                            --            --           (53)
  Changes in: Current receivables   -- sold                                  (30)           --            --
                                    -- operating turnover                    232           (24)          (10)
                     Inventories                                               7           (57)          (47)
                     Current accounts payable and accrued expenses          (285)           61          (193)
  All other -- net                                                           (88)          (52)         (146)
                                                                           -----         -----         -----
    Net cash provided from operating activities                              372           470            86
                                                                           -----         -----         -----
Investing activities:
Capital expenditures                                                        (310)         (261)         (337)
Disposal of assets                                                            21           420           161
Restricted cash -- withdrawals                                                35            --            --
                -- deposits                                                  (35)           --            --
Affiliates -- investments                                                    (73)          (26)           (1)
All other -- net                                                              21             7            38
                                                                           -----         -----         -----
    Net cash provided from (used in) investing activities                   (341)          140          (139)
                                                                           -----         -----         -----
Financing activities (Note 4):
Increase (decrease) in U. S. Steel Group's portion of
 USX consolidated debt                                                        13          (561)          (31)
Specifically attributed debt:
  Borrowings                                                                  --            --           113
  Repayments                                                                  (4)           (6)           (5)
Steel Stock issued                                                            55            48            51
Preferred stock repurchased                                                   (8)           --            --
Dividends paid                                                               (96)          (96)         (104)
                                                                           -----         -----         -----
    Net cash provided from (used in) financing activities                    (40)         (615)           24
                                                                           -----         -----         -----
Net decrease in cash and cash equivalents                                     (9)           (5)          (29)
Cash and cash equivalents at beginning of year                                18            23            52
                                                                           -----         -----         -----
Cash and cash equivalents at end of year                                   $   9         $  18         $  23

See Note 9, for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

             Notes to Financial Statements

1. Basis of Presentation

             After the redemption of the USX -- Delhi Group stock on January
             26, 1998, USX Corporation (USX) has two classes of common stock:
             USX -- U. S. Steel Group Common Stock (Steel Stock) and USX -- Marathon Group Common Stock (Marathon Stock), which are intended to reflect the performance of the U. S. Steel Group and the Marathon Group, respectively.

                 The financial statements of the U. S. Steel Group include
             the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The
             U. S. Steel Group financial statements are prepared using the amounts included in the USX consolidated financial statements. For a description of the U. S. Steel Group's operating segment, see
             Note 8.

                 Although the financial statements of the U. S. Steel
             Group and the Marathon Group separately report the assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such Group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity between the U. S. Steel Group and the Marathon Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Steel Stock and Marathon Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of the other Group. In addition, net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

2. Summary of Principal Accounting Policies

             Principles applied in consolidation -- These financial statements include the accounts of the U. S. Steel Group. The U. S. Steel Group and the Marathon Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.

                 Investments in entities over which the U. S. Steel Group
             has significant influence are accounted for using the equity method of accounting and are carried at the U. S. Steel Group's share of net assets plus loans and advances. Investments in companies whose stock has no readily determinable fair value are carried at cost.

             Use of estimates -- Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; liabilities for potential tax deficiencies and potential litigation claims and settlements; and assets and obligations related to employee benefits. Additionally, certain estimated liabilities are recorded when management commits to a plan to close an operating facility or to exit a business activity. Actual results could differ from the estimates and assumptions used.

             Revenue recognition -- Revenues principally include sales, dividend and affiliate income, gains or losses on the disposal of assets and gains or losses from changes in ownership interests.

                 Sales are recognized when products are shipped or
             services are provided to customers. Income from affiliates includes the U. S. Steel Group's proportionate share of income from equity method investments.

                 When long-lived assets depreciated on an individual basis
             are sold or otherwise disposed of, any gains or losses are reflected in income. Such gains or losses on the disposal of long-lived assets are recognized when title passes to the buyer and, if applicable, all significant regulatory approvals are received. Proceeds from disposal of long-lived assets depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

                 Gains or losses from a change in ownership of an
             unconsolidated affiliate are recognized in revenues in the period of change.

             Cash and cash equivalents -- Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

             Inventories -- Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

             Derivative instruments -- The U. S. Steel Group engages in commodity risk management activities within the normal course of its business as an end-user of derivative instruments (Note 25). Management is authorized to manage exposure to price fluctuations related to the purchase of natural gas, refined products and nonferrous metals through the use of a variety of derivative financial and nonfinancial instruments. Derivative financial instruments require settlement in cash and include such instruments as over-the-counter (OTC) commodity swap agreements and OTC commodity options. Derivative nonfinancial instruments require or permit settlement by delivery of commodities and include exchange-traded commodity futures contracts and options. At times, derivative positions are closed, prior to maturity, simultaneous with the underlying physical transaction and the effects are recognized in income accordingly. The U. S. Steel Group's practice does not permit derivative positions to remain open if the underlying physical market risk has been removed. Changes in the market value of derivative instruments are deferred, including both closed and open positions, and are subsequently recognized in income as cost of sales in the same period as the underlying transaction. Premiums on all commodity-based option contracts are initially recorded based on the amount paid or received; the options' market value is subsequently recorded as a receivable or payable, as appropriate. The margin receivable accounts required for open commodity contracts reflect changes in the market prices of the underlying commodity and are settled on a daily basis.

                 Forward exchange contracts are used to manage currency
             risks related to commitments for capital expenditures and existing assets or liabilities denominated in a foreign currency. Gains or losses related to firm commitments are deferred and included with the underlying transaction; all other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. Forward exchange contract values are included in receivables or payables, as appropriate.

                 Recorded deferred gains or losses are reflected within
             other current and noncurrent assets or accounts payable and deferred credits and other liabilities. Cash flows from the use of derivative instruments are reported in the same category as the hedged item in the statement of cash flows.

             Long-lived assets -- Depreciation is generally computed using a modified straight-line method based upon estimated lives of assets and production levels. The modification factors range from a minimum of 85% at a production level below 81% of capability, to a maximum of 105% for a 100% production level. No modification is made at the 95% production level, considered the normal long-range level.

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

             Environmental remediation -- The U. S. Steel Group provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. Remediation liabilities are accrued based on estimates of known environmental exposure and are discounted in certain instances.

             Postemployment benefits -- The U. S. Steel Group recognizes an obligation to provide postemployment benefits, primarily for disability-related claims covering indemnity and medical payments. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions, including an appropriate discount rate, analogous to the required methodology for measuring pension and other postretirement benefit obligations. Actuarial gains and losses are deferred and amortized over future periods.

             Insurance -- The U. S. Steel Group is insured for catastrophic casualty and certain property and business interruption exposures, as well as those risks required to be insured by law or contract. Costs resulting from noninsured losses are charged against income upon occurrence.

             Reclassifications -- Certain reclassifications of prior years' data have been made to conform to 1998 classifications.

3. New Accounting Standards

            The following accounting standards were adopted by USX:

                Reporting comprehensive income -- Effective January 1,
                1998, USX adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Standard establishes requirements for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. See disclosures of comprehensive income at Note 20 and on page U-7 of the USX consolidated financial statements.

                Disclosures of operating segments -- USX adopted in 1998, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The most significant new requirement of this Standard is that reportable operating segments be based on an enterprise's internally reported business segments. See disclosures of operating segments at Note 8.

                Disclosures of postretirement benefits -- USX adopted in 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises and standardizes the reporting requirements for postretirement benefits. However, the Standard does not change the measurement and recognition of those benefits. The U. S. Steel Group has complied with SFAS No. 132 by disclosing pension and other postretirement benefits at Note 12.

                Environmental remediation liabilities -- Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, the
                U. S. Steel Group identified additional environmental remediation liabilities of $35 million, of which $28 million was discounted to a present value of $13 million and $7 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. The net unfavorable effect of adoption on the U. S. Steel Group's income from operations at January 1, 1997, was $20 million.

                In June 1998, the Financial Accounting Standards Board
             issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. SFAS No. 133 requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently employed by the
             U. S. Steel Group and the level of activity related to commodity-based derivative instruments in recent periods, the U. S. Steel Group does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The
             U. S. Steel Group plans to adopt SFAS No. 133 effective January 1, 2000, as required.

4. Corporate Activities

             Financial activities -- As a matter of policy, USX manages most financial activities on a centralized, consolidated basis. Such financial activities include the investment of surplus cash; the issuance, repayment and repurchase of short-term and long-term debt; the issuance, repurchase and redemption of preferred stock; and the issuance and repurchase of common stock. Transactions related primarily to invested cash, short-term and long-term debt (including convertible debt), related net interest and other financial costs, and preferred stock and related dividends are attributed to the U. S. Steel Group, the Marathon Group and, prior to November 1, 1997, the Delhi Group based upon the cash flows of each group for the periods presented and the initial capital structure of each group. Most financing transactions are attributed to and reflected in the financial statements of the groups. See
             Note 10, for the U. S. Steel Group's portion of USX's financial activities attributed to the groups. However, transactions such as leases, certain collateralized financings, certain indexed debt instruments, financial activities of consolidated entities which are less than wholly owned by USX and transactions related to securities convertible solely into any one class of common stock are or will be specifically attributed to and reflected in their entirety in the financial statements of the group to which they relate.

             Corporate general and administrative costs -- Corporate general and administrative costs are allocated to the U. S. Steel Group, the Marathon Group and, prior to November 1, 1997, the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the U. S. Steel Group were $24 million in 1998, $33 million in 1997 and $28 million in 1996, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

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

5. Gain on Affiliate Stock Offering

             In 1996, an aggregate of 6.9 million shares of RTI International Metals, Inc. (RTI) (formerly RMI Titanium Company) common stock was sold in a public offering at a price of $18.50 per share and total net proceeds of $121 million. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. The U.
             S. Steel Group recognized a total pretax gain of $53 million, of which $34 million was attributable to the shares sold by USX and $19 million was attributable to the increase in value of its investment as a result of the shares sold by RTI. The income tax effect related to the total gain was $19 million. As a result of this transaction, USX's ownership in RTI decreased from approximately 50% to 27%. The U. S. Steel Group continues to account for its investment in RTI under the equity method of accounting.


6. Extraordinary Loss

             On December 30, 1996, USX irrevocably called for redemption on January 30, 1997, $120 million of debt, resulting in a 1996 extraordinary loss to the U. S. Steel Group of $2 million, net of a $1 million income tax benefit.

7. Net Interest and Other Financial Costs

             (In millions)                                           1998    1997   1996

             Interest and other financial income/(a)/ --
              Interest income                                       $   5   $   4   $   4
                                                                    -----   -----   -----
             Interest and other financial costs/(a)/:
              Interest incurred                                        40      57      85
              Less interest capitalized                                 6       7       8
                                                                    -----   -----   -----
               Net interest                                            34      50      77
              Interest on tax issues                                   16      13      10
              Financial costs on trust preferred securities            13      10      --
              Financial costs on preferred stock of subsidiary          5       5       5
              Amortization of discounts                                 2       2       2
              Expenses on sales of accounts receivable (Note 22)       21      21      20
              Adjustment to settlement value of indexed debt          (44)    (10)      6
                                                                    -----   -----   -----
                 Total                                                 47      91     120
                                                                    -----   -----   -----
             Net interest and other financial costs/(a)/            $  42   $  87   $ 116

/(a)/ See Note 4, for discussion of USX net interest and other financial costs attributable to the U. S. Steel Group.

8. Segment Information

             The U. S. Steel Group consists of one operating segment,
             U. S. Steel. U. S. Steel is engaged in the production and sale of steel mill products, coke and taconite pellets. U. S. Steel also engages in the following related business activities: the management of mineral resources, domestic coal mining, engineering and consulting services, and real estate development and management. For information on sales by product line, see table of revenues on page S-25 of Management's Discussion and Analysis.

                 Segment income represents income from operations allocable to
             U. S. Steel and does not include net interest and other financial costs, provisions for estimated income taxes and USX corporate general and administrative costs. These corporate costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities. Also, certain general and administrative costs associated with former businesses and the gain on affiliate stock offering are not allocated to the segment. In addition, pension credits associated with pension plan assets and liabilities allocated to pre-1987 retirees and former businesses are not allocated to the segment. The following table represents the operations of U. S. Steel:

             (In millions)                                            1998    1997    1996

             Revenues:
              Customer                                                $6,180  $6,812  $6,535
              Intergroup/(a)/                                              2       2      --
              Equity in earnings of unconsolidated affiliates             46      69      66
              Other                                                       55      58      16
                                                                      ------  ------  ------
                Total revenues                                        $6,283  $6,941  $6,617
                                                                      ======  ======  ======
             Segment income                                           $  330  $  618  $  248
             Significant noncash items included in segment income:
              Depreciation, depletion and amortization                   283     303     292
              Pension expenses/(b)/                                      187     169     172
             Capital expenditures/(c)/                                   305     256     336
             Affiliates -- investments/(c)/                               71      26      --

/(a)/ Intergroup sales and transfers were conducted on an arm's-length basis.
/(b)/ Differences between segment total and group total represent unallocated pension credits and amounts included in administrative expenses.
/(c)/ Differences between segment total and group total represent amounts related to corporate administrative activities.

                 The following schedule reconciles segment revenues and
             income to amounts reported in the U. S. Steel Group's financial statements:

             (In millions)                                      1998     1997     1996
             Revenues:
              Revenues of reportable segment                    $6,283   $6,941   $6,617
              Items not allocated to segment
               Gain on affiliate stock offering                     --       --       53
                                                                 -----   ------   ------
                Total Group revenues                            $6,283   $6,941   $6,670
                                                                 =====   ======   ======
             Income:
              Income for reportable segment                     $  330   $  618   $  248
              Items not allocated to segment:
               Gain on affiliate stock offering                     --       --       53
               Administrative expenses                             (24)     (33)     (28)
               Pension credits                                     373      313      330
               Costs related to former businesses activities      (100)    (125)    (120)
                                                                ------   ------   ------
                Total Group income from operations              $  579   $  773   $  483

Geographic Area:

  The information below summarizes the operations in different geographic areas.

                                                                                                      Revenues
                                                                                         ------------------------------
                                                                                           Within     Between
                                                                                         Geographic  Geographic
(In millions)                                                                      Year    Areas       Areas     Total   Assets/(a)/

------------------------------------------------------------------------------------------------------------------------------------

United States                                                                      1998      $6,266  $      --   $6,266       $3,043

                                                                                   1997       6,926         --    6,926        3,023

                                                                                   1996       6,642         --    6,642        3,024

Foreign Countries                                                                  1998          17         --       17           69

                                                                                   1997          15         --       15            1

                                                                                   1996          28         --       28            2

   Total                                                                           1998      $6,283  $      --   $6,283       $3,112

                                                                                   1997       6,941         --    6,941        3,024

                                                                                   1996       6,670         --    6,670        3,026

------------------------------------------------------------------------------------------------------------------------------------

/(a)/  Includes property, plant and equipment and investments in affiliates.


9. Supplemental Cash Flow Information


(In millions)                                                                    1998            1997        1996
 Cash used in operating activities included:
  Interest and other financial costs paid (net of amount capitalized)          $    (76)     $    (99)  $   (129)
  Income taxes paid, including settlements with other groups                        (29)          (48)       (53)

 USX debt attributed to all groups -- net:
  Commercial paper:
   Issued                                                                      $  1,650   $        --   $  1,422
   Repayments                                                                      (950)           --     (1,555)
  Credit agreements:
   Borrowings                                                                    15,836        10,454     10,356
   Repayments                                                                   (15,867)      (10,449)   (10,340)
  Other credit arrangements -- net                                                   55            36        (36)
  Other debt:
   Borrowings                                                                       671            10         78
   Repayments                                                                    (1,053)         (741)      (705)
                                                                               --------      --------   --------
    Total                                                                      $    342      $   (690)  $   (780)

  U. S. Steel Group activity                                                   $     13      $   (561)  $    (31)
  Marathon Group activity                                                           329            97       (769)
  Delhi Group activity                                                               --          (226)        20
                                                                               --------      --------   --------
    Total                                                                      $    342      $   (690)  $   (780)

 Noncash investing and financing activities:
  Steel Stock issued for Dividend Reinvestment Plan and
   employee stock plans                                                        $      2      $      5   $      4
  Disposal of assets -- notes received                                                2            --         12
  Trust  preferred securities exchanged for preferred stock                          --           182         --


10. Financial Activities Attributed to Groups

             The following is the portion of USX financial activities attributed to the U. S. Steel Group. These amounts exclude amounts specifically attributed to the U. S. Steel Group.

                                                                        U. S. Steel Group           Consolidated USX/(a)/
                                                                     -----------------------       -----------------------
             (In millions)                      December 31            1998          1997            1998         1997

             Cash and cash equivalents                                 $  --         $   1          $    4        $    6
             Receivables/(b)/                                             --             1              --            10
             Other noncurrent assets/(b)/                                  1             1               8             8
                                                                       -----         -----          ------        ------
               Total assets                                            $   1         $   3          $   12        $   24

             Notes payable                                             $  13         $  13          $  145        $  121
             Accounts payable                                             --            --              --             1
             Accrued interest                                              8            10              88            89
             Long-term debt due within one year (Note 11)                  7            49              66           466
             Long-term debt (Note 11)                                    306           252           3,762         2,704
             Preferred stock of subsidiary                                66            66             250           250
                                                                       -----         -----          ------        ------
               Total liabilities                                       $ 400         $ 390          $4,311        $3,631

                                                                        U. S. Steel Group/(c)/         Consolidated USX
                                                                       ------------------------    ------------------------
             (In millions)                                              1998      1997    1996      1998    1997     1996
             Net interest and other financial costs (Note 7)           $  29     $  46   $  81     $ 324   $ 309    $  376

/(a)/ For details of USX long-term debt and preferred stock of subsidiary, see Notes 17 and 25, respectively, to the USX consolidated financial statements.
/(b)/ Primarily reflects 1997 forward currency contracts used to manage currency risks related to USX debt and interest denominated in a foreign currency.
/(c)/ The U. S. Steel Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all groups.


11. Long-Term Debt
                The U. S. Steel Group's portion of USX's consolidated
                 long-term debt is as follows:
                                                                                          U. S. Steel Group    Consolidated USX/(a)/

                                                                                          -----------------    --------------------
             (In millions)                                                 December 31      1998       1997        1998       1997

             Specifically attributed debt/(b)/:
              Sale-leaseback financing and capital leases                                   $  95      $  99      $   95     $  123

              Indexed debt less unamortized discount                                           68        110          68        110

                                                                                            -----      -----      ------  ---------

               Total                                                                          163        209         163        233

              Less amount due within one year                                                   5           5          5          5

                                                                                            -----      -----      ------  ---------

               Total specifically attributed long-term debt                                 $ 158      $ 204      $  158     $  228


             Debt attributed to groups/(c)/                                                 $ 316      $ 305      $3,853     $3,194

              Less unamortized discount                                                         3          4          25         24

              Less amount due within one year                                                   7         49          66        466

                                                                                            -----      -----      ------  ---------

               Total long-term debt attributed to groups                                    $ 306      $ 252      $3,762     $2,704


             Total long-term debt due within one year                                       $  12      $  54      $   71     $  471

             Total long-term debt due after one year                                          464        456       3,920      2,932

/(a)/ See Note 17, to the USX consolidated financial statements for details of interest rates, maturities and other terms of long-term debt.
/(b)/ As described in Note 4, certain financial activities are specifically attributed only to the U. S. Steel Group and the Marathon Group.
/(c)/ Most long-term debt activities of USX Corporation and its wholly owned subsidiaries are attributed to all groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 4, 9 and 10).

12. Pensions and Other Postretirement Benefits

             The U. S. Steel Group has noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits are also provided to most salaried employees based upon a percent of total career pensionable earnings. Certain of these plans provide benefits to USX corporate employees, and the related costs or credits for such employees are allocated to all groups (Note 4). The U. S. Steel Group also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.

                       The U. S. Steel Group also has defined benefit retiree
             health and life insurance plans (other benefits) covering most employees upon their retirement. Health benefits are provided, for the most part, through comprehensive hospital, surgical and major medical benefit provisions subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. These plans provide benefits to USX corporate employees, and the related costs for such employees are allocated to all groups (Note 4). For union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers and benefits required to be funded by union contracts, most other benefits have not been prefunded.

                                                                     Pension Benefits            Other Benefits
                                                                  ---------------------        ------------------
             (In millions)                                         1998          1997            1998      1997
             Change in benefit obligations
             Benefit obligations at January 1                    $  7,314      $  7,258        $ 2,070   $ 2,111
             Service cost                                              71            65             15        15
             Interest cost                                            487           517            141       153
             Plan amendments                                            8             1             --        --
             Actuarial (gains) losses                                 516           377             23       (74)
             Settlement, curtailment and termination benefits          10             4              7        --
             Benefits paid                                           (857)         (908)          (143)     (135)
                                                                 --------      --------        -------   -------
             Benefit obligations at December 31                  $  7,549      $  7,314        $ 2,113   $ 2,070

             Change in plan assets
             Fair value of plan assets at January 1              $  9,775      $  8,860        $   258   $   111
             Actual return on plan assets                           1,308         1,755             31        19
             Employer contributions                                    --            49             --       150
             Benefits paid                                           (840)         (889)           (24)      (22)
                                                                 --------      --------        -------   -------
             Fair value of plan assets at December 31            $ 10,243      $  9,775        $   265   $   258

             Funded status of plans at December 31               $  2,694/(a)/ $  2,461/(a)/   $(1,848)  $(1,812)
             Unrecognized net gain from transition                   (140)         (209)            --        --
             Unrecognized prior service cost                          518           583              7        11
             Unrecognized actuarial gains                            (905)         (878)          (292)     (327)
             Additional minimum liability/(b)/                        (57)          (65)            --        --
                                                                 --------      --------        -------   -------
             Prepaid (accrued) benefit cost                      $  2,110      $  1,892        $(2,133)  $(2,128)

/(a)/  Includes several small plans that have accumulated
       benefit obligations in excess of plan assets:
         Projected benefit obligation (PBO)                      $    (68)     $    (69)
         Plan assets                                                   --            --
                                                                 --------      --------
           PBO in excess of plan assets                          $    (68)     $    (69)

/(b)/  Additional minimum liability recorded
       was offset by the following:
         Intangible asset                                        $     16      $     27
                                                                 --------      --------
         Accumulated other comprehensive income (losses):
          Beginning of year                                      $    (25)     $    (17)
          Change during year (net of tax)                              (2)           (8)
                                                                 --------      --------
          Balance at end of year                                 $    (27)     $    (25)


                                                        Pension Benefits                         Other Benefits
                                              ------------------------------------     -------------------------------------
(In millions)                                   1998            1997         1996        1998        1997         1996
Components of net periodic
 benefit cost (credit)
Service cost                                  $    71          $    65     $    69     $   15       $   15        $   18
Interest cost                                     487              517         523        141          153           160
Return on plan assets -- actual                (1,308)          (1,755)     (1,136)       (31)         (19)          (12)
                      -- deferred gain            539            1,012         367         10            8             1
Amortization of unrecognized (gains) losses         9                6          10        (12)          (9)            5
Multiemployer and other plans                       1                2           2         13/(a)/      15/(a)/       15/(a)/
Settlement and termination costs                   10/(b)/           4           6         --           --            --
                                                -----          -------     -------     ------       -------        ------
Net periodic benefit cost (credit)              $(191)         $  (149)    $  (159)    $  136       $   163        $  187

/(a)/ Represents payments to a multiemployer health care benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $103 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned .

/(b)/  Represents costs of the 1998 voluntary early retirement program.

                                                       Pension Benefits    Other Benefits
                                                      ------------------  ----------------
                                                        1998      1997     1998     1997

             Actuarial assumptions at December 31:
             Discount rate                               6.5%      7.0%     6.5%     7.0%
             Expected annual return on plan assets       9.0%      9.5%     9.0%     9.5%
             Increase in compensation rate               4.0%      4.0%     4.0%     4.0%

                 For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

                 A one-percentage-point change in assumed health care cost
             trend rates would have the following effects:

                                                                        1-Percentage-    1-Percentage-
             (In millions)                                             Point Increase  Point Decrease

             Effect on total of service and interest cost components         $ 16           $ (13)
             Effect on other postretirement benefit obligations               192            (161)

13. Intergroup Transactions

             Sales and purchases -- U. S. Steel Group sales to the Marathon Group totaled $2 million in 1998 and 1997. U. S. Steel Group purchases from the Marathon Group totaled $21 million, $29 million and $21 million in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, U. S. Steel Group accounts payable included $3 million related to transactions with the Marathon Group. These transactions were conducted on an arm's-length basis.

             Income taxes receivable from/payable to the Marathon Group -- At December 31, 1998 and 1997, amounts receivable or payable for income taxes were included in the balance sheet as follows:

             (In millions)                                 December 31         1998      1997
             Current:
              Receivables                                                     $   --    $  22
              Accounts payable                                                     2        2
             Noncurrent:
              Investments and long-term receivables                               97       97

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

14. Inventories

             (In millions)                   December 31     1998         1997
             Raw materials                                   $ 185        $ 130
             Semi-finished products                            282          331
             Finished products                                 182          187
             Supplies and sundry items                          49           57
                                                             -----        -----
                 Total                                       $ 698        $ 705

                 At December 31, 1998 and 1997, respectively, the LIFO method accounted for 94% and 93% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $310 million and $300 million in 1998 and 1997, respectively.

15. Income Taxes

             Income tax provisions and related assets and liabilities attributed to the U. S. Steel Group are determined in accordance with the USX group tax allocation policy (Note 4).
                 Provisions (credits) for estimated income taxes were:

                                            1998                           1997                               1996
                                          --------                       --------                           ---------
(In millions)                    Current   Deferred    Total    Current   Deferred     Total       Current   Deferred      Total
Federal                             $19      $ 149      $168        $37     $ 168        $ 205      $ (51)     $ 138        $   87
State and local                       3          9        12          4        25           29         --         12            12
Foreign                              (7)        --        (7)        --        --           --         (7)        --            (7)
                                    ---      -----      ----        ---     -----        ------     -----      -----        ------
  Total                             $15      $ 158      $173        $41     $ 193        $ 234      $ (58)     $ 150        $   92


 A reconciliation of federal statutory tax rate (35%) to total provisions follows:

(In millions)                                                                             1998       1997      1996
Statutory rate applied to income before income taxes                                     $ 188      $   240   $  129
Excess percentage depletion                                                                (11)         (10)      (7)
Effects of foreign operations, including foreign tax credits                               (11)          (3)      (2)
State and local income taxes after federal income tax effects                                8           19        8
Credits other than foreign tax credits                                                      (3)         (15)     (40)
Nondeductible business expenses                                                              1            2        2
Effects of partially owned companies                                                        --           (3)      (6)
Adjustment of prior years' income taxes                                                     --            6        9
Adjustment of valuation allowances                                                          --           (1)      --
Other                                                                                        1           (1)      (1)
                                                                                         -----      -------   ------
   Total provisions                                                                      $ 173      $   234   $   92


     Deferred tax assets and liabilities resulted from the following:


(In millions)                                                                                December 31       1998          1997
Deferred tax assets:
 Minimum tax credit carryforwards                                                                              $ 185         $ 180
 State tax loss carryforwards (expiring in 1999 through 2018)                                                     64            75
 Employee benefits                                                                                               969           907
 Receivables, payables and debt                                                                                   52            59
 Contingency and other accruals                                                                                   48            50
 Other                                                                                                            12            15
 Valuation allowances -- state                                                                                   (44)          (52)
                                                                                                            --------   -----------
   Total deferred tax assets/(a)/                                                                              1,286         1,234
                                                                                                            --------   -----------
Deferred tax liabilities:
 Property, plant and equipment                                                                                   272           242
 Prepaid pensions                                                                                                792           661
 Inventory                                                                                                        16            13
 Investments in subsidiaries and affiliates                                                                      116            88
 Federal effect of state deferred tax assets                                                                       3             6
 Other                                                                                                            40            21
                                                                                                            --------   -----------
   Total deferred tax liabilities                                                                              1,239         1,031
                                                                                                            --------   -----------
    Net deferred tax assets                                                                                    $  47        $  203

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

16. Investments and Long-Term Receivables


(In millions)                                                                                  December 31       1998         1997
 Equity method investments                                                                                       $  564       $  472

 Other investments                                                                                                   48           56

 Receivables due after one year                                                                                      10           22

 Income tax receivable from the Marathon Group (Note 13)                                                             97           97

 Other                                                                                                               24           23

                                                                                                                 ------       ------

   Total                                                                                                         $  743       $  670



      Summarized financial information of affiliates accounted for by the equity method of accounting follows:

 (In millions)                                                                                        1998         1997         1996


 Income data -- year:
  Revenues                                                                                          $3,163       $3,143       $2,868

  Operating income                                                                                     193          228          223

  Net income                                                                                            97          139          140


 Balance sheet data -- December 31:
  Current assets                                                                                    $1,028       $  924
  Noncurrent assets                                                                                  2,149        2,006
  Current liabilities                                                                                  631          627
  Noncurrent liabilities                                                                               883          800

                 Dividends and partnership distributions received from equity affiliates were $19 million in 1998, $13 million in 1997 and $25 million in 1996.

                 U. S. Steel Group purchases of transportation services and semi-finished steel from equity affiliates totaled $331 million, $424 million and $460 million in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, U. S. Steel Group payables to these affiliates totaled $15 million and $21 million, respectively. U. S. Steel Group sales of steel and raw materials to equity affiliates totaled $725 million, $802 million and $824 million in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, U. S. Steel Group receivables from these affiliates were $177 million and $149 million, respectively. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

17. Leases

             Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                    Capital      Operating
(In millions)                                                       Leases        Leases
1999                                                                 $  10         $ 116
2000                                                                    11           105
2001                                                                    11           121
2002                                                                    11            52
2003                                                                    11            39
Later years                                                            117            70
Sublease rentals                                                        --            (1)
                                                                     -----         -----
 Total minimum lease payments                                          171         $ 502
                                                                                   =====
Less imputed interest costs                                            (76)
                                                                     -----
 Present value of net minimum lease payments
  included in long-term debt                                         $  95


   Operating lease rental expense:


(In millions)                                           1998          1997          1996
Minimum rental                                         $ 136         $ 135         $ 131
Contingent rental                                         19            15             5
Sublease rentals                                          (1)           (1)           (2)
                                                       -----         -----   -----------
 Net rental expense                                    $ 154         $ 149         $ 134

                 The U. S. Steel Group leases a wide variety of facilities
             and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling $8 million may be declared immediately due and payable.

18. Property, Plant and Equipment



             (In millions)                                                   December 31     1998         1997

             Land and depletable property                                                   $  151       $  161
             Buildings                                                                         469          477
             Machinery and equipment                                                         7,711        7,548
             Leased assets                                                                     108          109
                                                                                            ------  -----------
                 Total                                                                       8,439        8,295
             Less accumulated depreciation, depletion and amortization                       5,939        5,799
                                                                                            ------  -----------
                 Net                                                                        $2,500       $2,496

                 Amounts in accumulated depreciation, depletion and amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $77 million and $70 million at December 31, 1998 and 1997, respectively.


19. Trust Preferred Securities

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

                 The Trust Preferred Securities may be redeemed at any time at the option of USX, at a premium of 103.25% of the initial liquidation amount through March 31, 1999, and thereafter, declining annually to the initial liquidation amount on April 1, 2003, and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.

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

20. Stockholders' Equity


             (In millions, except per share data)                        1998          1997          1996
              Preferred stock:
              Balance at beginning of year                                $    3        $    7        $    7
              Exchanged for trust preferred securities                        --            (4)           --
                                                                          ------        ------        -------
              Balance at end of year                                      $    3        $    3        $    7

             Common stockholders' equity:
              Balance at beginning of year                                $1,779        $1,559        $1,337
              Net income                                                     364           452           273
              6.50% preferred stock:
               Repurchased                                                    (8)           --            --
               Exchanged for trust preferred securities (Note 19)             --          (188)           --
              Steel Stock issued                                              59            53            55
              Dividends on preferred stock                                    (9)          (13)          (22)
              Dividends on Steel Stock (per share $1.00)                     (88)          (86)          (85)
              Deferred compensation                                           --            --             1
              Accumulated other comprehensive income (loss)/(a)/:
               Foreign currency translation adjustments                       (5)           --            --
               Minimum pension liability adjustments (Note 12)                (2)           (8)           --
              Other                                                           --            10            --
                                                                          ------        ------        -------
              Balance at end of year                                      $2,090        $1,779        $1,559

             Total stockholders' equity                                   $2,093        $1,782        $1,566

/(a)/ See page U-7 of the USX consolidated financial statements relative to the annual activity of these adjustments. Total comprehensive income for the
       U. S. Steel Group for the years 1998, 1997 and 1996 was $357 million, $444 million and $273 million, respectively.

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

                 Dividends on the Steel Stock are further limited to the
             Available Steel Dividend Amount. At December 31, 1998, the Available Steel Dividend Amount was at least $3,336 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

22. Sales of Receivables

             The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At December 31, 1998, the amount sold under the program that had not been collected was $320 million, which will be forwarded to the buyers at the end of the agreement in 1999, or in the event of earlier contract termination. If the U.
             S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The amount sold under the program averaged $347 million in 1998 and $350 million in 1997 and 1996. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. The U.
             S. Steel Group does not generally require collateral for accounts receivable, but significantly reduces credit risk through credit extension and collection policies, which include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments and aggressively pursuing delinquent accounts. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

23. Income Per Common Share

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

                                                                 1998               1997               1996
                                                           -----------------   ----------------   ----------------
                                                            Basic    Diluted   Basic    Diluted   Basic    Diluted
                                                           --------  -------  --------  -------  --------  --------
       Computation of Income Per Share
       -------------------------------
       Net income (millions):
        Income before extraordinary loss                   $   364   $   364  $   452   $   452  $   275   $   275
        Dividends on preferred stock                            (9)       --      (13)       --      (22)      (22)
        Noncash credit from exchange of preferred stock         --        --       10        --       --        --
        Extraordinary loss                                      --        --       --        --       (2)       (2)
                                                           -------   -------  -------   -------  -------   -------
        Net income applicable to Steel Stock                   355       364      449       452      251       251
        Effect of dilutive securities:
         Trust preferred securities                             --         8       --         6       --        --
         Convertible debentures                                 --        --       --         2       --         3
                                                           -------   -------  -------   -------  -------   -------
           Net income assuming conversions                 $   355   $   372  $   449   $   460  $   251   $   254
                                                           =======   =======  =======   =======  =======   =======
       Shares of common stock outstanding (thousands):
        Average number of common shares outstanding         87,508    87,508   85,672    85,672   84,025    84,025
        Effect of dilutive securities:
         Trust preferred securities                             --     4,256       --     2,660       --        --
         Preferred stock                                        --     3,143       --     4,811       --        --
         Convertible debentures                                 --        --       --     1,025       --     1,925
         Stock options                                          --        36       --        35       --        12
                                                           -------   -------  -------   -------  -------   -------
           Average common shares and dilutive effect        87,508    94,943   85,672    94,203   84,025    85,962
                                                           =======   =======  =======   =======  =======   =======
       Per share:
        Income before extraordinary loss                   $  4.05   $  3.92  $  5.24   $  4.88  $  3.00   $  2.97
        Extraordinary loss                                      --        --       --        --      .02       .02
                                                           -------   -------  -------   -------  -------   -------
        Net income                                         $  4.05   $  3.92  $  5.24   $  4.88  $  2.98   $  2.95
                                                           =======   =======  =======   =======  =======   =======

24. Stock-Based Compensation Plans and Stockholder Rights Plan

             USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 21, and Note 23, respectively, to the USX consolidated financial statements.

                 In 1996, USX adopted SFAS No. 123, Accounting for Stock-Based
             Compensation and elected to continue to follow the accounting provisions of APB No. 25, as discussed in Note 2, to the USX consolidated financial statements. The U. S. Steel Group's actual stock-based compensation expense was $-0- in 1998, $8 million in 1997 and $2 million in 1996. Incremental compensation expense, as determined under SFAS No. 123, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

25. Derivative Instruments

             The U. S. Steel Group uses derivative instruments, such as commodity swaps, to manage exposure to price fluctuations relevant to the cost of natural gas, refined products and nonferrous metals used in steel operations.

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

                 The following table sets forth quantitative information by class of derivative instrument:

                                                            Fair              Carrying     Recorded
                                                           Value               Amount      Deferred     Aggregate
                                                          Assets               Assets       Gain or     Contract
             (In millions)                             (Liabilities)/(a)/   (Liabilities)   (Loss)    Values  /(b)/

             December 31, 1998:
              OTC commodity swaps/(c)/                          $(7)           $(7)          $(7)        $    54

             December 31, 1997:
              OTC commodity swaps                               $(1)           $(1)          $(1)        $    20
                                                                ----           ----          ----        -------
              Forward exchange contract/(d)/:
                   receivable                                   $ 1            $ 1           $--         $     7

/(a)/ The fair value amounts are based on exchange-traded index prices and dealer quotes.
/(b)/ Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts.
/(c)/ The OTC swap arrangements vary in duration with certain contracts extending into 2000.
/(d)/  The forward exchange contract matured in 1998.

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

                                                                              1998            1997
                                                                         Fair   Carrying   Fair   Carrying
             (In millions)                                 December 31  Value    Amount   Value    Amount
              Financial assets:
              Cash and cash equivalents                                 $    9    $    9  $   18    $   18
              Receivables                                                  392       392     588       588
              Investments and long-term receivables                        120       120     131       131
                                                                        ------    ------  ------  --------
                  Total financial assets                                $  521    $  521  $  737    $  737

             Financial liabilities:
              Notes payable                                             $   13    $   13  $   13    $   13
              Accounts payable                                             501       501     687       687
              Accrued interest                                              10        10      11        11
              Long-term debt (including amounts due within one year)       406       381     448       412
              Preferred stock of subsidiary and trust
               preferred securities                                        231       248     248       248
                                                                        ------    ------  ------  --------
                  Total financial liabilities                           $1,161    $1,153  $1,407    $1,371

                 Fair value of financial instruments classified as current
             assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of preferred stock of subsidiary and trust preferred securities was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.

                 The U. S. Steel Group's unrecognized financial instruments consist of receivables sold and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to sales of receivables see Note 22, and for details relating to financial guarantees see Note 27.

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

             Environmental matters --

                 The U. S. Steel Group is subject to federal, state, and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $97 million and $106 million at December 31, 1998 and 1997, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                 For a number of years, the U. S. Steel Group has made
             substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1998 and 1997, such capital expenditures totaled $49 million and $43 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

             Guarantees --

                 Guarantees by USX of the liabilities of affiliated entities of the U. S. Steel Group totaled $81 million at December 31, 1998, and $50 million at December 31, 1997. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce potential U. S. Steel Group losses resulting from these guarantees. As of December 31, 1998, the largest guarantee for a single affiliate was $53 million.

             Commitments --

                 At December 31, 1998 and 1997, the U. S. Steel Group's
             contract commitments to acquire property, plant and equipment totaled $188 million and $156 million, respectively.

                 USX entered into a 15-year take-or-pay arrangement in 1993, which requires the U. S. Steel Group to accept pulverized coal each month or pay a minimum monthly charge of approximately $1.3 million. Charges for deliveries of pulverized coal totaled $23 million in 1998 and $24 million in 1997. If USX elects to terminate the contract early, a maximum termination payment of $108 million, which declines over the duration of the agreement, may be required.

             Other --

                 On August 1, 1999, U. S. Steel, along with several major steel competitors, faces the expiration of the labor agreement with the United Steelworkers of America. U. S. Steel's ability to negotiate an acceptable labor contract is essential to its ongoing operations. Any labor interruptions could have an adverse effect on operations, financial results and cash flow.

Selected Quarterly Financial Data (Unaudited)

                                                 1998                                                1997
(In millions, except per
 share data)                4th Qtr.       3rd Qtr.      2nd Qtr.  1st Qtr.  4th Qtr.       3rd Qtr.     2nd Qtr.    1st Qtr.
Revenues                     $1,357         $1,497       $1,733     $1,696    $ 1,838       $ 1,735      $ 1,737    $1,631
Income from operations           95            105          217        162        252           197          193       131
Net income                       76             65          136         87        152           116           97        87

Steel Stock data:
---------------------------
Net income applicable
  to Steel Stock             $   74         $   63       $  133     $   85    $   149       $   114      $   105    $   81
  -- Per share: basic           .83            .72         1.53        .98       1.74          1.32         1.23       .96
                diluted         .81            .71         1.46        .95       1.64          1.25         1.06       .93
Dividends paid per share        .25            .25          .25        .25        .25           .25          .25       .25
Price range of Steel
 Stock/(a)/:
  -- Low                         21-5/8          20- 7/16     31        28-7/16    26-7/8       34-3/16       25-3/8    26-3/8
  -- High                        27-3/4          33-1/2       43-1/16   42-1/8     36-15/16     40-3/4        35-5/8    33-3/8


/(a)/  Composite tape.

Principal Unconsolidated Affiliates (Unaudited)



                                                      December 31, 1998
           Company                       Country         Ownership                         Activity
Clairton 1314B Partnership, L.P.       United States         10%                       Coke & Coke By-Products
Double Eagle Steel Coating Company     United States         50%                       Steel Processing
PRO-TEC Coating Company                United States         50%                       Steel Processing
RTI International Metals, Inc./(a)/    United States         26%                       Titanium & Specialty Metals
Transtar, Inc.                         United States         46%                       Transportation
USS/Kobe Steel Company                 United States         50%                       Steel Products
USS-POSCO Industries                   United States         50%                       Steel Processing
VSZ U. S. Steel, s. r.o.               Slovakia              50%                       Tin Mill Products
Worthington Specialty Processing       United States         50%                       Steel Processing

/(a)/  Formerly RMI Titanium Company.







Supplementary Information on Mineral Reserves (Unaudited)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves relating to the U. S. Steel Group, page U-30.

             Five-Year Operating Summary


             (Thousands of net tons, unless otherwise noted)      1998    1997    1996    1995    1994
             Raw Steel Production
              Gary, IN                                           6,468   7,428   6,840   7,163   6,768
              Mon Valley, PA                                     2,594   2,561   2,746   2,740   2,669
              Fairfield, AL                                      2,152   2,361   1,862   2,260   2,240
                                                                ------  ------  ------  ------  ------
                  Total                                         11,214  12,350  11,448  12,163  11,677

             Raw Steel Capability
              Continuous cast                                   12,800  12,800  12,800  12,500  11,990
                  Total production as % of total capability       87.6    96.5    89.4    97.3    97.4

             Hot Metal Production                                9,743  10,591   9,716  10,521  10,328

             Coke Production/(a)/                                4,835   5,757   6,777   6,770   6,777

             Iron Ore Pellets -- Minntac, MN
              Shipments                                         15,446  16,319  14,962  15,218  16,174

             Coal Production                                     8,150   7,528   7,283   7,509   7,424

             Coal Shipments                                      7,670   7,811   7,117   7,502   7,698

             Steel Shipments by Product
              Sheet and semi-finished steel products             7,608   8,170   8,677   8,721   7,988
              Tubular, plate and tin mill products               3,078   3,473   2,695   2,657   2,580
                                                                ------  ------  ------  ------  ------
                  Total                                         10,686  11,643  11,372  11,378  10,568
                  Total as % of domestic steel industry           10.3    10.9    11.3    11.7    11.1

             Steel Shipments by Market
              Steel service centers                              2,563   2,746   2,831   2,564   2,780
              Transportation                                     1,785   1,758   1,721   1,636   1,952
              Further conversion:
               Joint ventures                                    1,473   1,568   1,542   1,332   1,308
               Trade customers                                   1,140   1,378   1,227   1,084   1,058
              Containers                                           794     856     874     857     962
              Construction                                         987     994     865     671     722
              Oil, gas and petrochemicals                          509     810     746     748     367
              Export                                               382     453     493   1,515     355
              All other                                          1,053   1,080   1,073     971   1,064
                                                                ------  ------  ------  ------  ------
                  Total                                         10,686  11,643  11,372  11,378  10,568

             /(a)/ The reduction in coke production in 1997 and 1998 reflected
                   U. S. Steel's entry into a strategic partnership with two limited partners on June 1, 1997, to acquire an interest in three coke batteries at its Clairton (Pa.) Works.

             Five-Year Financial Summary



             (Dollars in millions, except as noted)                           1998        1997        1996        1995       1994
              Revenues
              Sales by product:
               Sheet and semi-finished
                steel products                                             $ 3,501     $ 3,820     $ 3,677     $ 3,623    $  3,335
               Tubular, plate and tin mill products                          1,513       1,754       1,635       1,677       1,518
               Raw materials (coal, coke and iron ore)                         591         671         757         731         754
               Other/(a)/                                                      578         570         466         425         463
              Income from affiliates                                            46          69          66          80          59
              Gain on disposal of assets                                        54          57          16          21          12
              Gain on affiliate stock offering                                  --          --          53          --          --
                                                                           -------     -------     -------     -------   ---------
                 Total revenues                                            $ 6,283     $ 6,941     $ 6,670     $ 6,557    $  6,141

             Income From Operations
              Segment income for
               U. S. Steel operations                                      $   330     $   618     $   248     $   472    $    277
              Items not allocated to segment:
               Gain on affiliate stock offering                                 --          --          53          --          --
               Administration expenses                                         (24)        (33)        (28)        (43)        (36)
               Pension credits                                                 373         313         330         294         287
               Costs of former businesses                                     (100)       (125)       (120)       (141)       (140)
                                                                           -------     -------     -------     -------   ---------
                 Total income from operations                                  579         773         483         582         388
              Net interest and other financial costs                            42          87         116         129         140
              Provision for income taxes                                       173         234          92         150          47

             Income Before Extraordinary Loss                              $   364     $   452     $   275     $   303    $    201
              Per common share --  basic (in dollars)                         4.05        5.24        3.00        3.53        2.35
                               --  diluted (in dollars)                       3.92        4.88        2.97        3.43        2.33
             Net Income                                                    $   364     $   452     $   273     $   301    $    201
              Per common share --  basic (in dollars)                         4.05        5.24        2.98        3.51        2.35
                               --  diluted (in dollars)                       3.92        4.88        2.95        3.41        2.33

             Pension Costs Included in
              U. S. Steel Operations                                       $   187     $   169     $   172     $   164    $    163

             Balance Sheet Position at year-end
              Current assets                                               $ 1,275     $ 1,531     $ 1,428     $ 1,444    $  1,780
              Net property, plant and equipment                              2,500       2,496       2,551       2,512       2,536
              Total assets                                                   6,693       6,694       6,580       6,521       6,480
              Short-term debt                                                   25          67          91         101          21
              Other current liabilities                                        991       1,267       1,208       1,418       1,246
              Long-term debt                                                   464         456       1,014         923       1,432
              Employee benefits                                              2,315       2,338       2,430       2,424       2,496
              Trust preferred securities and
               preferred stock of subsidiary                                   248         248          64          64          64
              Common stockholders' equity                                    2,090       1,779       1,559       1,337         913
                Per share (in dollars)                                       23.66       20.56       18.37       16.10       12.01

             Cash Flow Data
              Net cash from operating activities                           $   372     $   470     $    86     $   587    $     78
              Capital expenditures                                             310         261         337         324         248
              Disposal of assets                                                21         420         161          67          19
              Dividends paid                                                    96          96         104          93          98

             Employee Data
              Total employment costs                                       $ 1,305     $ 1,417     $ 1,372     $ 1,381    $  1,402
              Average employment cost
               (dollars per hour)                                            30.42       31.56       30.35       31.24       31.15
              Average number of employees                                   20,267      20,683      20,831      20,845      21,310
              Number of pensioners at year-end                              92,051      93,952      96,510      99,062     101,732

             Stockholder Data at year-end
              Number of common shares
               outstanding (in millions)                                      88.3        86.6        84.9        83.0        76.0
              Registered shareholders (in thousands)                          60.2        65.1        71.0        76.7        81.2
              Market price of common stock                                 $23.000     $31.250     $31.375     $30.750    $ 35.500

             /(a)/ Includes revenue from the sale of steel production by-
                   products, engineering and consulting services, real estate development and resource management.

             Management's Discussion and Analysis

                The U. S. Steel Group includes U. S. Steel, which is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially-owned companies, such as USS/Kobe Steel Company ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o. and RTI International Metals, Inc. ("RTI"). Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.

                In 1998, segment income for U. S. Steel operations decreased primarily due to lower average steel product prices, lower shipment volumes, and less efficient operating levels, resulting from an increase in imports and weak tubular markets.

                Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data-- Disclosures About Forward-Looking Information in USX Form 10-K.


Management's Discussion and Analysis of Income

                Revenues for each of the last three years are summarized in the following table, which is covered by the report of independent accountants.

(Dollars in millions)                                     1998    1997    1996

             Sales by product:
              Sheet and semi-finished steel products     $3,501  $3,820  $3,677
              Tubular, plate, and tin mill products       1,513   1,754   1,635
              Raw materials (coal, coke and iron ore)       591     671     757
              Other/(a)/                                    578     570     466
             Income from affiliates                          46      69      66
             Gain on disposal of assets                      54      57      16
             Gain on affiliate stock offering/(b)/         --       --       53
                                                         ------  ------  ------
                 Total revenues                          $6,283  $6,941  $6,670

             /(a)/Includes revenue from the sale of steel production by-
                  products, engineering and consulting services, real estate development and resource management.
             /(b)/For further details, see Note 5 to the U. S. Steel Group
                  Financial Statements.

                Total revenues decreased by $658 million in 1998 from 1997 primarily due to lower average realized prices, lower steel shipment volumes, and lower income from affiliates. Total revenues increased by $271 million in 1997 from 1996 primarily due to higher average steel product prices and higher shipment volumes.

             Management's Discussion and Analysis of Income CONTINUED

                Income from operations for the U. S. Steel Group for the last three years was:

(Dollars in millions)                                              1998    1997    1996

             Segment income for U. S. Steel operations/(a)/       $ 330   $ 618   $ 248
             Items not allocated to segment:
              Pension credits                                       373     313     330
              Administrative expenses                               (24)    (33)    (28)
              Costs related to former business activities/(b)/     (100)   (125)   (120)
              Gain on affiliate stock offering/(c)/                  --      --      53
                                                                  -----   -----   -----
                 Total income from operations                     $ 579   $ 773   $ 483

             /(a)/Includes income from the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services.
             /(b)/Includes the portion of postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group. Results in 1997 included charges of $9 million related to environmental accruals and the adoption of SOP 96-1.
             /(c)/For further details, see Note 5 to the U. S. Steel Group
                  Financial Statements.

                Segment income for U. S. Steel operations

                Segment income for U. S. Steel operations, which decreased $288 million in 1998 from 1997, included a net favorable $30 million for an insurance litigation settlement pertaining to the 1995 Gary (Ind.) Works No. 8 blast furnace explosion and charges of $10 million related to a voluntary workforce reduction plan. Results in 1997 included a benefit of $40 million in insurance settlement payments related to the 1996 hearth breakout at Gary Works No. 13 blast furnace and a $15 million gain on the sale of the plate mill at U. S. Steel's former Texas Works. In addition to the effects of these items, the decrease in segment income in 1998 for U. S. Steel operations was primarily due to lower average steel prices, lower shipments, less efficient operating levels, the cost effects of the 10 day outage at Gary Works No. 13 blast furnace following a tap hole failure, and lower income from affiliates. These unfavorable items were partially offset by lower 1998 accruals for profit sharing.

                The increase in imports and weak tubular markets negatively affected steel shipment levels, steel product prices and operating levels in 1998. U. S. Steel shipments declined 8% in 1998 compared to 1997. In 1998, raw steel production was negatively affected by a planned reline at Gary Works No. 6 blast furnace, an unplanned blast furnace outage at the Gary Works No. 13 blast furnace, and the idling of certain facilities to control inventory as a result of the increase in imports. In 1998, raw steel capability utilization averaged 87.6%, compared to 96.5% in 1997.

                Segment income for U. S. Steel operations increased $370 million in 1997 compared to 1996. Results in 1996 included $39 million of charges related to repair of the Gary Works No. 13 blast furnace and $13 million of charges related to a voluntary workforce reduction at the Fairless (Pa.) Works. In addition to the effects of these items, the increase in 1997 was primarily due to higher steel shipments, higher average realized steel prices, and improved operating efficiencies, including the full year availability of the Gary Works No. 13 blast furnace. These improvements were partially offset by higher 1997 accruals for profit sharing.

             Management's Discussion and Analysis of Income CONTINUED

                The Gary Works No. 13 blast furnace, which represents about half of Gary Works iron producing capacity and roughly one-fourth of U.
             S. Steel's iron capacity, was idled on April 2, 1996 due to a hearth breakout. In addition to direct repair costs, 1996 operating results were adversely affected by production inefficiencies at Gary, as well as at other U. S. Steel plants, reduced shipments and higher costs for purchased iron and semifinished steel. The total effect of this unplanned outage on 1996 segment income is estimated to have been more than $100 million. USX maintained property damage and business interruption insurance coverages for the No. 13 blast furnace hearth breakout and the 1995 Gary Works No. 8 blast furnace explosion, subject to a $50 million deductible per occurrence for recoverable items. In 1998, USX and its insurance companies settled the Gary Works No. 8 blast furnace loss for approximately $30 million (net of charges and reserves) in excess of the deductible. In 1997, USX and its insurance companies settled the Gary Works No. 13 blast furnace loss for $40 million in excess of the deductible.

                Segment income for U. S. Steel operations included pension costs
             (which are primarily noncash) allocated to the ongoing operations of U. S. Steel of $187 million, $169 million, and $172 million in 1998, 1997 and 1996, respectively. Pension costs in 1998 included $10 million for termination benefits associated to a voluntary early retirement program, the settlements for which will principally occur in the first half of 1999.

                Items not allocated to segment

                Pension credits associated with pension plan assets and
             liabilities allocated to pre-1987 retirees and former businesses are not included in segment income for U. S. Steel operations. These pension credits, which are primarily noncash, totaled $373 million in 1998, compared to $313 million and $330 million in 1997 and 1996, respectively.

                Pension credits, combined with pension costs included in segment income for U. S. Steel operations, resulted in net pension credits of $186 million in 1998, $144 million in 1997 and $158 million in 1996. Net pension credits are expected to be approximately $205 million in 1999. Future net pension credits can be volatile dependent upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected. For additional information on pensions, see Note 12 to the U. S. Steel Group Financial Statements.

                Net interest and other financial costs for each of the last three years are summarized in the following table:

             (Dollars in millions)                     1998   1997    1996

             Net interest and other financial costs    $  42  $  87  $ 116
             Less:
              Favorable (unfavorable) adjustment to
               carrying value of Indexed Debt/(a)/        44     10     (6)
                                                       -----  -----  -----
             Net interest and other financial costs
              adjusted to exclude above item           $  86  $  97  $ 110

             /(a)/In December 1996, USX issued $117 million of 6-3/4%
                  Exchangeable Notes Due February 1, 2000 ("Indexed Debt") indexed to the price of RTI common stock. At maturity, USX must exchange these notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. The carrying value of Indexed Debt is adjusted quarterly to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. USX's 26% interest in RTI continues to be accounted for under the equity method.

             Management's Discussion and Analysis of Income CONTINUED

                Adjusted net interest and other financial costs decreased by $11 million in 1998 as compared with 1997, and by $13 million in 1997 as compared with 1996, due primarily to lower average debt levels.

                The provision for estimated income taxes in 1998 decreased compared to 1997 due to a decline in income from operations, and a $9 million favorable foreign tax adjustment in 1998 as a result of a favorable resolution of foreign tax litigation. The provision for estimated income taxes in 1997 increased compared to 1996 due to improved income from operations, a reduction in estimated tax credits other than foreign tax credits (primarily nonconventional source fuel credits) and an increase in estimated state income tax expense. A significant portion of the reduction in the nonconventional source fuel credits resulted from U. S. Steel Group's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton (Pa.) Works. For further discussion on income taxes, see
             Note 15 to the U. S. Steel Group Financial Statements.

                The extraordinary loss on extinguishment of debt of $2 million in 1996 represents the portion of the loss on early extinguishment of USX debt attributed to the U. S. Steel Group. For additional information, see Note 6 to the U. S. Steel Group Financial Statements.

                Net income in 1998 was $364 million, compared with net income of
             $452 million in 1997 and net income of $273 million in 1996. Net income decreased $88 million in 1998 from 1997, compared with a increase of $179 million in 1997 from 1996. The changes in net income primarily reflect the factors discussed above.

                Noncash credit from exchange of preferred stock totaled $10 million in 1997. On May 16, 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I, for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The noncash credit from exchange of preferred stock represents the difference between the carrying value of the 6.50% Preferred Stock ($192 million) and the fair value of the Trust Preferred Securities of USX Capital Trust I ($182 million), at the date of the exchange. For additional discussion on the exchange, see Note 19 to the U. S. Steel Group Financial Statements.


Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity

                Current assets at year-end 1998 decreased $256 million from year-end 1997 primarily due to lower trade receivables (which were impacted by a decline in revenues) and lower deferred income taxes.

                Current liabilities in 1998 decreased $318 million from 1997 primarily due to decreased accounts payable, payroll and benefits payable, and accrued taxes, which were impacted by a decline in revenues and income. The decline in income resulted in lower profit sharing accruals in 1998.

                Total long-term debt and notes payable at December 31, 1998 of
             $489 million was $34 million lower than year-end 1997. Total long-term debt and notes payable included favorable adjustments to carrying value of Indexed Debt of $44 million and $10 million in 1998 and 1997, respectively. Excluding these adjustments, total debt did not change substantially in 1998. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

             Management's Discussion and Analysis of Income CONTINUED

                Net cash provided from operating activities in 1998 was $372 million compared with $470 million in 1997. The 1998 period included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works No. 8 blast furnace explosion and the payment of $30 million for the repurchase of sold accounts receivable. The 1997 period included payments of $80 million in elective funding of retiree life insurance of union and nonunion participants, $70 million to the United Steelworkers of America ("USWA") Voluntary Employee Benefit Association Trust
             (VEBA) ($40 million represented prefunding for years 1998 and 1999), $49 million to fund the U. S. Steel Group's principal pension plan for the 1996 plan year and receipts of $40 million in insurance recoveries related to the 1996 Gary Works No. 13 hearth breakout. Excluding these items, net cash provided from operating activities decreased $265 million in 1998 due mainly to decreased profitability and unfavorable working capital changes.

                The U. S. Steel Group's net cash provided from operating
             activities in 1996 reflects payment of $59 million to the Internal Revenue Service for certain agreed and unagreed adjustments relating to the tax year 1990, and a payment of $28 million related to settlement of the Pickering litigation. Excluding these items, net cash provided from operating activities increased $456 million in 1997 due mainly to increased profitability and favorable working capital changes.

                Capital expenditures in 1998 included a reline of the Gary Works
             No. 6 blast furnace, an upgrade to the galvanizing line at Fairless Works, replacement of coke battery thruwalls at Gary Works, conversion of the Fairfield pipemill to use round instead of square blooms and additional environmental expenditures primarily at Fairfield Works and Gary Works. Capital expenditures in 1997 included a blast furnace reline at Mon Valley Works, a new heat treat line for plates at Gary Works and additional environmental expenditures primarily at Gary Works. Capital expenditures in 1996 included a blast furnace reline and new galvanizing line at Fairfield Works, environmental expenditures primarily at Gary Works, and certain spending related to the Gary No. 13 blast furnace hearth breakout. Contract commitments for capital expenditures at year-end 1998 were $188 million, compared with $156 million at year-end 1997.

                Capital expenditures for 1999 are expected to be approximately
             $290 million including a new 64" pickle line and upgrades to the cold rolling mill at Mon Valley Works, the upgrade of the hot strip mill coilers and replacement of coke battery thruwalls at Gary Works, the basic oxygen furnace emissions project at Fairfield Works, the new customer service center in Detroit to support the automotive business, and additional environmental expenditures, primarily at Gary Works.

                The preceding statement concerning expected 1999 capital
             expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, unforeseen hazards such as weather conditions, explosions or fires, and delays in obtaining government or partner approval, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

                Net cash used in investments in affiliates in 1998 of $73
             million mainly reflects funding for entry into a joint venture in Slovakia with VSZ a.s. ("VSZ"). In February 1998, this 50-50 joint venture, doing business as VSZ U. S. Steel, s. r.o., took over ownership and operation of an existing tin mill facility at VSZ's Ocel plant in Kosice, with annual production capability of 140,000 metric tons. Net cash used in investments in affiliates in 1997 of $26 million included funding of equity affiliate capital projects (mainly the construction of a second galvanizing line at PRO-TEC), partially offset by dividends from equity affiliates. Investments in affiliates in 1996 used net cash of $1 million.

             Management's Discussion and Analysis of Income CONTINUED

                Cash from disposal of assets totaled $21 million in 1998,
             compared with $420 million in 1997 and $161 million in 1996. The 1997 proceeds included $361 million from U. S. Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works. The 1996 proceeds reflected the sale of U. S. Steel Group's investment in National-Oilwell and a portion of its investment in RTI common stock.

                In 1996, an aggregate of 6.9 million shares of RTI common stock was sold in a public offering. Included in the offering were 2.3 million shares sold by USX for net proceeds of $40 million. USX currently owns approximately 26% of the outstanding common stock of RTI. For additional information, see Note 5 to the U. S. Steel Group Financial Statements.

                Financial obligations increased by $9 million in 1998 compared with a decrease of $567 million in 1997, and an increase of $77 million in 1996. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups as well as debt and financing agreements specifically attributed to the U. S. Steel Group. The decrease in 1997 primarily reflected the net effects of cash from operating activities, asset sales and capital expenditures. For a discussion of USX financing activities attributed to both groups, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

             Pension Activity

                USX contributed $49 million in 1997 to fund the U. S. Steel
             Group's principal pension plan for the 1996 plan year.

             Derivative Instruments

                See Quantitative and Qualitative Disclosures About Market Risk
             for discussion of derivative instruments and associated market risk for U. S. Steel Group.

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

             Management's Discussion and Analysis of Income CONTINUED


                The U. S. Steel Group's environmental expenditures for the last three years were/(a)/:

             (Dollars in millions)                       1998   1997   1996

             Capital                                    $  49  $  43  $  90
             Compliance
              Operating & maintenance                     198    196    199
              Remediation/(b)/                             19     29     33
                                                        -----  -----  -----
                 Total U. S. Steel Group                $ 266  $ 268  $ 322

             /(a)/Based on previously established U. S. Department of
                  Commerce survey guidelines.
             /(b)/These amounts include spending charged against such reserves, net of recoveries where permissible, but do not include noncash provisions recorded for environmental remediation.

                The U. S. Steel Group's environmental capital expenditures accounted for 16%, 16% and 27% of total capital expenditures in 1998, 1997 and 1996, respectively.

                Compliance expenditures represented 4% of the U. S. Steel
             Group's total costs and expenses in 1998, 1997 and 1996. Remediation spending during 1996 to 1998 was mainly related to remediation activities at former and present operating locations. These projects include continuing remediation at an in situ uranium mining operation and former coke-making facilities and the closure of permitted hazardous and non-hazardous waste landfills.

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

                USX has been notified that it is a potential responsible party
             ("PRP") at 29 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1998. In addition, there are 17 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 34 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 27 to the U. S. Steel Group Financial Statements.

                In 1998, USX entered into a consent decree with the
             Environmental Protection Agency ("EPA") which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section

             Management's Discussion and Analysis of Income CONTINUED

             of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. USX has agreed to pay civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs, which will be paid in 1999. In addition, USX will pay the EPA $1 million at the end of the remediation project for future monitoring costs. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $30 million over the next six years. Estimated remediation and monitoring costs for this project have been accrued.

                In 1997, USX adopted American Institute of Certified Public
             Accountants Statement of Position No. 96-1 -- "Environmental Remediation Liabilities", which resulted in a $20 million charge. For additional information, see Note 3 to the U. S. Steel Group Financial Statements.

                New or expanded environmental requirements, which could increase the U. S. Steel Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the U. S. Steel Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 1999. The
             U. S. Steel Group's capital expenditures for environmental are expected to be approximately $32 million in 1999 and are expected to be spent on projects primarily at Gary Works and Fairfield Works. Predictions beyond 1999 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $28 million in 2000; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

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


Management's Discussion and Analysis of Operations

                Average realized steel prices were 2.1% lower in 1998 versus
             1997 due primarily to U. S. Steel realizing lower prices on sheet products. In 1997, average realized steel prices were 2.6% higher versus 1996 due primarily to U. S. Steel realizing higher prices for tubular and sheet products.

             Management's Discussion and Analysis of Income CONTINUED

                Steel shipments were 10.7 million tons in 1998, 11.6 million tons in 1997, and 11.4 million tons in 1996. U. S. Steel Group shipments comprised approximately 10% of the domestic steel market in 1998. In 1998, U. S. Steel shipments were negatively affected by an increase in imports and weak tubular markets. Exports accounted for approximately 4% of U. S. Steel Group shipments in 1998, 1997 and 1996.

                Raw steel production was 11.2 million tons in 1998, compared with 12.3 million tons in 1997 and 11.4 million tons in 1996. Raw steel production averaged 88% of capability in 1998, compared with 97% of capability in 1997 and 89% of capability in 1996. In 1998, raw steel production was negatively affected by a planned reline at Gary Works No. 6 blast furnace, an unplanned blast furnace outage at the Gary Works No. 13 blast furnace, and the idling of certain facilities as a result of the increase in imports. U. S. Steel Group curtailed its production by keeping the Gary Works No. 6 blast furnace out of service after a scheduled reline was completed in mid-August, 1998, until February, 1999. In addition, raw steel production was cut back at Mon Valley Works and Fairfield Works. In 1996, raw steel production was negatively affected by an unplanned blast furnace outage at the Gary Works No. 13 blast furnace. U. S. Steel's stated annual raw steel production capability was 12.8 million tons in 1998, 1997 and 1996.

                In addition to cutting back raw steel production in 1998, U. S.
             Steel suspended one of Minntac's five taconite pellet production lines in Minnesota, idled the Fairfield Works pipe mill for several multiple week periods, and curtailed selected sheet facilities at Fairless Works (the curtailments at Fairless Works represented about 70 percent of operations as of December 31, 1998).

                On September 30, 1998, U. S. Steel joined with 11 other
             producers and the USWA to file trade cases against Japan, Russia, and Brazil. Those filings contend that millions of tons of unfairly traded hot rolled carbon sheet products have caused serious injury to the domestic steel industry through rapidly falling prices and lost business. The U. S. International Trade Commission ("ITC"), in its preliminary determination in November 1998, found the domestic steel industry was being threatened with material injury as a result of imports of hot rolled carbon sheet products from these three countries. This preliminary determination of injury is subject to further investigation by the ITC and U.S. Department of Commerce ("Commerce"). On February 12, 1999, Commerce announced preliminary anti-dumping duty margins on hot rolled imports from Japan (ranging from approximately 25% to 67%) and Brazil (ranging from approximately 50% to 71%) and preliminary countervailing duty margins on imports from Brazil (ranging from more than 6% to more than 9%). On February 22, 1999, Commerce announced preliminary anti-dumping duty margins on hot rolled imports from Russia (ranging from approximately 71% to more than 217%). However, Commerce announced at the same time that it had initialed an agreement with Russia to suspend the anti-dumping investigation on hot rolled imports from Russia. This agreement, if approved, allows the annual import of 750,000 metric tons of hot rolled steel product from Russia at a minimum price ranging from $255 to $280 FOB per metric ton. U. S. Steel is opposed to this agreement and is reviewing all available remedies to challenge this agreement. U. S. Steel will pursue the hot rolled import case against Russia to obtain the issuance of final determinations by Commerce and the ITC. The preliminary injury determination and the preliminary anti-dumping and countervailing duty margin determinations are subject to further investigation by the ITC and Commerce. It is presently expected that Commerce will issue its final anti-dumping and countervailing duty margin determinations on April 28, 1999 and the ITC will issue its final injury determination on June 2, 1999.

             Management's Discussion and Analysis of Income CONTINUED

                In addition to announcing the preliminary anti-dumping duty margins on hot rolled imports from Russia and the proposed suspension agreement on those imports, Commerce also announced on February 22, 1999 that it had initialed an agreement with Russia to restrict imports of major steel products, other than hot rolled and cut-to-length plate, from Russia. U. S. Steel is opposed to this agreement.

                Plate products accounted for 10%, 8% and 9% of U. S. Steel Group shipments in 1998, 1997 and 1996, respectively. On November 5, 1996, two other domestic steel plate producers filed anti-dumping cases with Commerce and the ITC asserting that People's Republic of China, the Russia Federation, Ukraine, and South Africa have engaged in unfair trade practices with respect to the export of carbon cut-to-length plate to the United States. U. S. Steel Group has supported these cases. Commerce issued final affirmative determination of dumping for each country in October 1997, finding substantial dumping margins on cut-to-length steel plate imports from those countries. In December 1997, the ITC voted unanimously that the United States industry producing cut-to-length carbon steel plate was injured due to imports of dumped cut-to-length plate from the four countries. The United States has negotiated suspension agreements that limit imports of cut-to-length carbon steel plate from the four countries to a total of approximately 440,000 tons per year for the next five years, a reduction of about two-thirds from 1996 import levels, and provide for an average 10-15% increase in import prices to remove the injurious impact of the imports. Any violation or abrogation of the suspension agreements will result in imposition of the dumping duties found by Commerce.

                On February 16, 1999, U. S. Steel, along with Bethlehem Steel
             Corporation, IPSCO, Inc., Tuscaloosa Steel Company, and the USWA, filed trade cases against South Korea, France, Italy, Macedonia, India, the Czech Republic, Japan, and Indonesia, contending that dumped and subsidized cut-to-length plate are being imported into the United States from these countries.

                USX intends to file additional anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group. For additional information regarding levels of imported steel, see discussion of "Outlook for 1999" below.

                U. S. Steel Mining Company, LLC ("U. S. Steel Mining") entered into a five year contract with the United Mine Workers of America ("UMWA"), effective January 1, 1998, covering approximately 1,000 employees. This agreement followed that of other major mining companies.

                The U. S. Steel Group depreciates steel assets by modifying straight-line depreciation based on the level of production. Depreciation charges for 1998, 1997, and 1996 were 93%, 102%, and 94%, respectively, of straight-line depreciation based on production levels for each of the years. See Note 2 to the U. S. Steel Group Financial Statements.

             Outlook for 1999

                U. S. Steel expects that shipment volumes and average steel product prices will continue to be impacted by the effects of high levels of low priced steel imports and growing domestic minimill production capability for flat rolled products. Scrap prices are currently at low levels and provide minimills a cost advantage. In recent years, demand for steel in the United States has been at high levels. Any weakness in the U.S. economy for capital goods or consumer durables could adversely impact U. S. Steel Group's product prices and shipment levels.

             Management's Discussion and Analysis of Income CONTINUED

                On August 1, 1999, U. S. Steel, along with several major steel competitors, faces the expiration of the labor agreement with the USWA. U. S. Steel's ability to negotiate an acceptable labor contract is essential to ongoing operations. Any labor interruptions could have an adverse effect on operations, financial results and cash flow.

                Steel imports to the United States accounted for an estimated
             30%, 24% and 23% of the domestic steel market for the years 1998, 1997 and 1996, respectively. In November 1998, steel imports accounted for an estimated 37% of the domestic steel market. Steel imports of hot rolled and cold rolled steel increased 42% in 1998, compared to 1997. Steel imports of plates increased 75% in 1998, compared to 1997.

                The preceding statements concerning anticipated steel demand, steel pricing, and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by imports, domestic and international economies, domestic production capacity, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

             Year 2000 Readiness Disclosure

                A multi-functional Year 2000 task force continues to execute a preparedness plan which addresses readiness requirements for business computer systems, technical infrastructure, end-user computing, third parties, manufacturing, environmental operations, systems products produced and sold, and dedicated R&D test facilities. The U. S. Steel Group is executing a Year 2000 readiness plan which includes:

             . prioritizing and focusing on those computerized and automated systems and processes critical to the operations in terms of material safety, operational, environmental, quality and financial risk to the company.

             . allocating and committing appropriate resources to fix the problem.

             . communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, on-site assessments and the inclusion of Year 2000 readiness language in purchase orders and contracts.

             . performing rigorous Year 2000 tests of critical systems.

             . participating in, and exchanging Year 2000 information with industry trade associations, such as the American Iron & Steel Institute, Association of Iron & Steel Engineers and the Steel Industry Systems Association.

             . engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 impact assessment and readiness effort.

             State of Readiness

                The U. S. Steel Group's progress on achieving Year 2000
             readiness is currently on pace with our objectives. Certain systems/processes are to be replaced and/or upgraded with third-party Year 2000 ready products and services. All systems and processes are targeted to be Year 2000 ready, including integration testing, by the end of the third quarter, 1999. This schedule may be impacted by the availability of information and services from third-party suppliers/vendors on the Year 2000 readiness

             Management's Discussion and Analysis of Income CONTINUED

             of their products and services. Generally, efforts in 1999 will be primarily devoted to both Year 2000 systems and integration testing, tracking of the readiness of third parties, developing contingency plans and verifying the state of Year 2000 readiness.

                The following chart provides the percent of completion for the inventory of systems and processes that may be affected by the year 2000 ("Y2K Inventory"), the analysis performed to determine the Year 2000 date impact on inventoried systems and processes ("Y2K Impact Assessment") and the year 2000 readiness of the U. S. Steel Group`s year 2000 inventory ("Y2K Readiness of Overall Inventory"). The percent of completion for Y2K Readiness of Overall Inventory includes all inventory items not date impacted, those items already Year 2000 ready and those corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities.

                                                   Percent Completed
                                                                    Y2K
                                                         Y2K     Readiness
                                                        Impact       of
                                              Y2K      Assess-    Overall
             As of January 31, 1999        Inventory     ment    Inventory
             Information technology           100%       98%        95%
             Non-information technology       100%       84%        81%

             Third Parties

                The U. S. Steel Group continues to review its third party
             (including, but not limited to outside processors, process control systems and hardware suppliers, telecommunication providers, and transportation carriers) relationships to determine those critical to its operations. The majority of contacts have been made with critical third parties to determine if they will be able to provide their product and service to the U. S. Steel Group after the Year 2000. An aggressive follow-up process with those third parties not responding or returning an unacceptable response is underway. Communications with U. S. Steel Group's third parties is an on-going process which includes mailings, telephone contacts and on-site visits. If it is determined that there is a significant risk with the third parties, an effort will be made to work with the third parties to resolve the issue, or a new provider of the same products or services will be investigated and secured. As of December 31, 1998, the U. S. Steel Group has sent out approximately 700 inquiries and received over 600 responses.

             The Costs to Address Year 2000 Issues

                The current estimated cost associated with Year 2000 readiness, is approximately $29 million, which includes $16 million in incremental cost. Total costs incurred as of January 31, 1999, were $14 million, including $6 million of incremental costs. As Y2K Impact Assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

             Year 2000 Risks to the Company

                The most reasonably likely worst case Year 2000 scenario would be the inability of third party suppliers, such as utility providers, telecommunication companies, outside processors, and other critical suppliers, to continue providing their products and services. This could pose the greatest material safety, operational, environmental, quality and/or financial risk to the company.

             Management's Discussion and Analysis of Income CONTINUED

                In addition, the lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes is a concern to the U. S. Steel Group. Without timely and quality information from suppliers, specifically on embedded chip technology, schedules for attaining readiness can be impacted and some Year 2000 problems could go undetected during the transition to the year 2000.

             Contingency Planning

                General guidelines have been issued to all business units for creating contingency plans to address those critical facets of operations that can cause a material safety, operational, environmental, or financial risk to the company. Representatives of the U. S. Steel Group are working with the Association of Iron & Steel Engineers and the American Iron & Steel Institute to develop contingency planning guidelines to address issues specific to the steel industry. These guidelines are intended to help entities develop specific contingency plans that will cover their associated Year 2000 risks and areas of concern. The U. S. Steel Group currently expects to have contingency plans completed and tested, when practical, by the middle of 1999.

                This discussion includes forward-looking statements of the U. S.
             Steel Group's efforts and management's expectations relating to Year 2000 readiness. The Steel Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review. Also, the U. S. Steel Group's ability to mitigate Year 2000 risks could be adversely impacted by the ability to complete, and the effectiveness of, contingency plans.

             Accounting Standards

                In March 1998, the American Institute of Certified Public
             Accountants issued its Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. Effective January 1, 1999, USX adopted SOP 98-1. The incremental impact on results of operations of adoption of SOP 98-1 is likely to be initially favorable since certain qualifying costs will be capitalized and amortized over future periods.

                In June 1998, the Financial Accounting Standards Board issued
             Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations for the U. S. Steel Group. USX plans to adopt the standard effective January 1, 2000, as required.

             Quantitative and Qualitative Disclosures About Market Risk

             Management Opinion Concerning Derivative Instruments

                USX employs a strategic approach of limiting its use of
             derivative instruments principally to hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. Based on this approach, combined with risk assessment procedures and internal controls, management believes that its use of derivative instruments does not expose the U. S. Steel Group to material risk; however, the U. S. Steel Group's use of derivative instruments for hedging activities could materially affect the U. S. Steel Group's results of operations in particular quarterly or annual periods. This is primarily because use of such instruments may limit the company's ability to benefit from favorable price movements. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 2 to the U. S. Steel Group Financial Statements.

             Commodity Price Risk and Related Risks

                In the normal course of its business, the U. S. Steel Group is exposed to market risk or price fluctuations related to the production and sale of steel products. To a lesser extent, the U.
             S. Steel Group is exposed to price risk related to the purchase, production or sale of coal and coke and the purchase of natural gas, steel scrap and certain nonferrous metals used as raw materials. The U. S. Steel Group is also exposed to effects of price fluctuations on the value of its raw material and steel product inventories.

                The U. S. Steel Group's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, the U. S. Steel Group uses derivative commodity instruments (primarily over-the-counter commodity swaps) to manage exposure to fluctuations in the purchase price of natural gas, heating oil and certain nonferrous metals. The use of these instruments has not been significant in relation to the U. S. Steel Group's overall business activity.

                Sensitivity analyses of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of December 31, 1998, are provided in the following table/(a)/:

             (Dollars in millions)
                                                 Incremental Decrease in
                                                Pretax Income Assuming a
                                                   Hypothetical Price
                                                     Change of/(a)/

             Derivative Commodity Instruments      10%            25%
              Natural gas                         $2.3           $5.6
              Zinc                                 1.6            3.9
              Nickel                                .1             .2
              Tin                                   .1             .2
              Heating oil                          --              .1

             /(a)/ Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at December 31, 1998. U. S. Steel Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to December 31, 1998, would cause future pretax income effects to differ from those presented in the table.

             Quantitative and Qualitative Disclosures
             About Market Risk CONTINUED

                While these derivative commodity instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. The U. S. Steel Group recorded net pretax hedging losses of $6 million in 1998, compared with net gains of $5 million in 1997, and net gains of $21 million in 1996. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities. For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 25 to the U. S. Steel Group Financial Statements.

             Interest Rate Risk

                USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1998 interest rates on the fair value of the
             U. S. Steel Group's specifically attributed non-derivative financial instruments and the U. S. Steel Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

             (Dollars in millions)
             As of December 31, 1998                                                                        Incremental
                                                                                                            Increase in
                                                                                Carrying        Fair           Fair
             Non-Derivative Financial Instruments/(a)/                         Value/(b)/     Value/(b)/     Value/(c)/

             Financial assets:
              Investments and long-term receivables/(d)/                          $ 23          $ 23           $ --

             Financial liabilities:
              Long-term debt (including amounts due within one year)/(e)/         $381          $406           $  17
              Preferred stock of subsidiary/(f)/                                    66            66               5
              USX obligated mandatorily redeemable convertible preferred
               securities of a subsidiary trust/(f)/                               182           165              13
                                                                                  ----          ----           -----
              Total                                                               $629          $637           $  35

             /(a)/ Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
             /(b)/ See Note 26 to the U. S. Steel Group Financial Statements. /(c)/ Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1998, on the fair value of non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1998.
             /(d)/ For additional information, see Note 16 to the U. S. Steel
                   Group Financial Statements.
             /(e)/ Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 11 to the U.
                   S. Steel Group Financial Statements.
             /(f)/ See Note 25 to the USX Consolidated Financial Statements.

                At December 31, 1998, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $13 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

             Quantitative and Qualitative Disclosures
             About Market Risk CONTINUED

             Foreign Currency Exchange Rate Risk

                At December 31, 1998, the U. S. Steel Group had no material exposure to foreign currency exchange rate risk.

             Equity Price Risk

                The U. S. Steel Group is subject to equity price risk resulting from USX's issuance in December 1996 of $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000 ("Indexed Debt"). At maturity, USX must exchange the notes for shares of RTI International Metals, Inc. (formerly RMI Titanium Company) ("RTI") common stock, or redeem the notes for the equivalent amount of cash. Each quarter, USX adjusts the carrying value of Indexed Debt to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment is charged or credited to income and included in interest and other financial costs. During 1998, USX recorded a favorable adjustment of $44 million. At year-end 1998, a hypothetical 10% increase in the value of RTI common stock would have resulted in a $7 million unfavorable effect on pretax income. USX holds a 26% interest in RTI which is accounted for under the equity method. At December 31, 1998, USX's investment in RTI common stock had a fair market value of $77 million and USX's carrying value of the Indexed Debt was $69 million. The unfavorable effects on income described above would generally be offset by changes in the market value of USX's investment in RTI. However, under the equity method of accounting, USX cannot recognize in income these changes in the market value until the investment is liquidated. The entire effect of adjustments to the carrying value of Indexed Debt is reflected in the U. S. Steel Group Financial Statements.

             Safe Harbor

                The U. S. Steel Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the U. S. Steel Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply of and demand for steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to U. S. Steel Group's hedging programs may differ materially from those discussed in the forward-looking statements.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of USX required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in USX's Proxy Statement dated March 8, 1999, for the 1999 Annual Meeting of Stockholders.

     The executive officers of USX or its subsidiaries and their ages as of February 1, 1999, are as follows:

USX - Corporate
 Albert E. Ferrara, Jr....  50  Vice President-Strategic Planning
 Edward F. Guna...........  50  Vice President & Treasurer
 Robert M. Hernandez......  54  Vice Chairman & Chief Financial Officer
 Kenneth L. Matheny.......  51  Vice President & Comptroller
 Dan D. Sandman...........  50  General Counsel, Secretary and Senior Vice President-Human Resources
                                & Public Affairs
 Terrence D. Straub.......  53  Vice President-Governmental Affairs
 Thomas J. Usher..........  56  Chairman of the Board of Directors & Chief Executive Officer
 Charles D. Williams......  63  Vice President-Investor Relations

USX - Marathon Group
 Ronald G. Becker.........  45  Vice President-Natural Gas & Crude Oil Sales - Marathon Oil Company
 Victor G. Beghini........  64  Vice Chairman-Marathon Group and President-Marathon Oil Company
 Carl P. Giardini.........  63  Executive Vice President-Exploration & Production-Marathon Oil Company
 Ron S. Keisler...........  52  Senior Vice President-Worldwide Exploration-Marathon Oil Company
 William F. Madison.......  56  Senior Vice President-Worldwide Production-Marathon Oil Company
 John T. Mills............  51  Senior Vice President-Finance & Administration-Marathon Oil Company
 John V. Parziale.........  58  Senior Vice President-Planning & Technical Resources-Marathon Oil Company
 William F. Schwind, Jr...  54  General Counsel & Secretary-Marathon Oil Company

USX - U. S. Steel Group
 Charles G. Carson, III...  56  Vice President-Environmental Affairs
 John J. Connelly.........  52  Vice President-International Business
 Roy G. Dorrance..........  53  Executive Vice President-Sheet Products
 Charles C. Gedeon........  58  Executive Vice President-Raw Materials & Diversified Businesses
 Gretchen R. Haggerty.....  43  Vice President-Accounting & Finance
 Bruce A. Haines..........  54  Vice President-Technology & Management Services
 J. Paul Kadlic...........  57  Vice President-Sales
 Stephan K. Todd..........  53  General Counsel
 Thomas W. Sterling, III..  51  Vice President-Employee Relations
 Paul J. Wilhelm..........  56  President-U. S. Steel Group



     All of the executive officers have held responsible management or professional positions with USX or its subsidiaries for more than the past five years.

Item 11.  MANAGEMENT REMUNERATION

     Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in USX's Proxy Statement dated March 8, 1999, for the 1999 Annual Meeting of Stockholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in USX's Proxy Statement dated March 8, 1999, for the 1999 Annual Meeting of Stockholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in USX's Proxy Statement dated March 8, 1999, for the 1999 Annual Meeting of Stockholders.

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

             Supplementary Data -
               Summarized Financial Information of Marathon Oil Company is provided on page 60.
               Disclosures About Forward-Looking Statements are provided beginning on page 61.

    B.    Reports on Form 8-K

             Form 8-K dated November 5, 1998, reporting under Item 5. Other Events, the announcement of third quarter 1998 earnings and filing the related press releases.

             Form 8-K dated January 22, 1999, reporting under Item 5. Other Events, the announcement of fourth quarter and 1998 earnings and filing the related press releases.

             Form 8-K/A dated January 22, 1999, reporting under Item 5. Other Events, the announcement of fourth quarter and 1998 earnings and filing the related press releases in substantially the form as released, which superseded USX Corporation's earlier filing of such announcements.

             Form 8-K dated January 26, 1999, reporting under Item 5. Other Events, the announcement of the USX- Marathon Group 1999 capital, investment and exploration budget and filing the related press release. Also, under Item 5. Other Events, USX Corporation filed revised calculations of the computation of ratio of earnings to combined fixed charges and preferred stock dividends and the computation of the ratio of earnings to fixed charges for each of the year-to-date periods ended March 31, June 30, and September 30, 1998.

             Form 8-K dated January 27, 1999, reporting under Item 5. Other Events, an Underwriting Agreement in connection with the issuance of 6.65% Notes Due 2006 pursuant to a shelf registration on Form S-3, File No. 333-56867.

    C.    Exhibits

Exhibit No.

    2.   Plan of Acquisition, Reorganization, Arrangement
         Liquidation or Succession
           Stock Purchase and Sale Agreement.......Incorporated by reference to
                                                   Exhibit 2 to the USX
                                                   Form 8-K dated
                                                   October 22, 1997.

3.   Articles of Incorporation and By-Laws
     (a)  USX Restated Certificate of
          Incorporation dated September 1, 1996.....Incorporated by reference to
                                                    Exhibit 3.1 to the USX
                                                    Report on Form 10-Q for the
                                                    quarter ended March 31,
                                                    1997.

     (b)  USX By-Laws, effective
          as of July 30, 1996.......................Incorporated by reference to Exhibit 3(a) to the USX
                                                    Report on Form 10-Q for the
                                                    quarter ended June 30, 1996.

     (c)  Amendment to USX By-Laws adopted by
          the Board of Directors on
          February 23, 1999.........................

4.   Instruments Defining the Rights of Security
     Holders, Including Indentures
     (a)  Credit Agreement dated as of
          August 18, 1994, as amended by an Amended
          and Restated Credit Agreement dated
          August 7, 1996.............................Incorporated by reference to Exhibit 4(a) to USX
                                                     Reports on Form 10-Q for
                                                     the quarters ended
                                                     September 30, 1994, and
                                                     June 30, 1996.

     (b)  Amended and Restated Rights Agreement......Incorporated by reference to Form 8 Amendment to
                                                     Form 8-A filed on
                                                     October 5, 1992.

     (c)  Pursuant to 17 CFR 229.601(b)(4)(iii),
          instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of USX. USX hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

10.  Material Contracts

     (a)  USX 1986 Stock Option Incentive Plan, As
          Amended May 28, 1991.......................Incorporated by reference to Exhibit 10(b) to the USX
                                                     Form 10-K for the year
                                                     ended December 31, 1991.

     (b)  USX 1990 Stock Plan, As
          Amended April 28, 1998.....................Incorporated by reference to Annex II to the USX
                                                     Proxy Statement dated March
                                                     9, 1998.

     (c)  USX Annual Incentive Compensation
          Plan, As Amended March 26, 1991............Incorporated by reference to Exhibit 10(d) to the USX
                                                     Form 10-K for the year
                                                     ended December 31, 1991.

     (d)  USX Senior Executive Officer Annual
          Incentive Compensation Plan, As Amended
          April 28, 1998.............................Incorporated by reference to Annex I to the USX Proxy
                                                     Statement dated March 9,
                                                     1998.

     (e)  Marathon Oil Company Annual Incentive
          Compensation Plan..........................Incorporated by reference to Exhibit 10(e) to the USX
                                                     Form 10-K for the year
                                                     ended December 31, 1992.

     (f)  USX Executive Management
          Supplemental Pension Program, As Amended
          October 27, 1998...........................

     (g)  USX Supplemental Thrift Program, As Amended
          November 1, 1994...........................Incorporated by reference to Exhibit 10(h) to the USX
                                                     Form 10-K for the year
                                                     ended December 31, 1994.
     (h)  Limited Liability Company Agreement
          of Marathon Ashland Petroleum LLC
          dated January 1, 1998......................Incorporated by reference to Exhibit 10.1 of USX Form
                                                     8-K dated January 1, 1998.

     (i)  Put/Call, Registration Rights and Standstill
          Agreement of Marathon Ashland Petroleum LLC
          dated January 1, 1998......................Incorporated by reference to Exhibit 10.2 of USX Form
                                                     8-K dated January 1, 1998.

     (j)  Form of agreements Between the Corporation
          and Various Officers.......................Incorporated by reference to Exhibit 10(h) to the USX
                                                     Form 10-K for the year
                                                     ended December 31, 1995.
     (k)  USX Deferred Compensation Plan
          For Non-Employee Directors
          effective January 1, 1997..................Incorporated by reference to Exhibit 10 (K) to the
                                                     USX Form 10-K for the years
                                                     ended December 31, 1996.

   12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

   12.2  Computation of Ratio of Earnings to Fixed Charges

   21.   List of Significant Subsidiaries

   23.   Consent of Independent Accountants

   27.   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 8, 1999.

                                USX CORPORATION

                  By  /s/  Kenneth L. Matheny
                      ------------------------------
                               Kenneth L. Matheny
                          Vice President & Comptroller

         Signature                         Title
         ---------                         -----

                              Chairman of the Board of Directors,
/s/      Thomas J. Usher      Chief Executive Officer and Director
-----------------------------
         Thomas J. Usher
                              Vice Chairman & Chief Financial Officer
/s/    Robert M. Hernandez                and Director
-----------------------------
       Robert M. Hernandez

/s/     Kenneth L. Matheny        Vice President & Comptroller
-----------------------------
        Kenneth L. Matheny

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

/s/      Paul J. Wilhelm                    Director
-----------------------------
         Paul J. Wilhelm

/s/     Douglas C. Yearley                  Director
-----------------------------
        Douglas C. Yearley

                       Glossary of Certain Defined Terms

The following definitions apply to terms used in this document:

Arnold...................Ewing Bank Block 963
bcf......................billion cubic feet
BOE......................barrels of oil equivalent
bpd......................barrels per day
CAA......................Clean Air Act, as amended by the 1990 Amendments
Carnegie.................Carnegie Natural Gas Company
CERCLA...................Comprehensive Environmental Response, Compensation, and
                          Liability Act
CIPCO....................Carnegie Interstate Pipeline Company
Clairton Partnership.....Clairton 1314B Partnership, L.P.
CLAM.....................CLAM Petroleum B.V.
CWA......................Clean Water Act
DD&A.....................depreciation, depletion and amortization
Delhi Companies..........Delhi Gas Pipeline Company and other subsidiaries of
                         USX that comprised all of the Delhi Group
Delhi Stock..............USX-Delhi Group Common Stock
DESCO....................Double Eagle Steel Coating Company
DOE......................Department of Energy
DOJ......................U.S. Department of Justice
downstream...............refining, marketing and transportation operations
exploratory..............wildcat and delineation, i.e., exploratory wells
IMV......................Inventory Market Valuation
Indexed Debt.............6-3/4% Exchangeable Notes Due February 1, 2000
Kobe.....................Kobe Steel Ltd.
LNG......................liquefied natural gas
MACT.....................Maximum Achievable Control Technology
MAP......................Marathon Ashland Petroleum LLC
Marathon.................Marathon Oil Company
Marathon Power...........Marathon Power Company, Ltd.
Marathon Stock...........USX-Marathon Group Common Stock
mcf......................thousand cubic feet
MCL......................Marathon Canada Limited
Minntac..................U.S. Steel's iron ore operations at Mt. Iron, Minn.
MIPS.....................8-3/4% Cumulative Monthly Income Preferred Stock
mmcfd....................million cubic feet per day
NOV......................Notice of Violation
Oyster...................Ewing Bank Block 917
P-A......................Piltun-Astokhskoye
PaDER....................Pennsylvania Department of Environmental Resources
Petronius................Viosca Knoll Block 786
POSCO....................Pohang Iron & Steel Co., Ltd.
PRO-TEC..................PRO-TEC Coating Company, a USX and Kobe
                           joint venture.
PRP......................potentially responsible party
RCRA.....................Resource Conservation and Recovery Act
RFI......................RCRA Facility Investigation
RI/FS....................Remedial Investigation and Feasibility Study
RM&T.....................refining, marketing and transportation
RTI......................RTI International Metals, Inc. (formerly RMI Titanium
                           Company)
SAGE.....................Scottish Area Gas Evacuation
Sakhalin Energy..........Sakhalin Energy Investment Company Ltd.
SG&A.....................selling, general and administrative
SSA......................Speedway SuperAmerica LLC
Steel Stock..............USX-U. S. Steel Group Common Stock
Tarragon.................Tarragon Oil and Gas Limited
Trust Preferred
  Securities.............6.75% Convertible Quarterly Income
                           Preferred Securities of USX
                           Capital Trust I
upstream.................exploration and production operations
USS-POSCO................USS-POSCO Industries, USX and Pohang Iron & Steel
                           Co., Ltd., joint venture.
USS/Kobe.................USX and Kobe Steel Ltd. joint venture.
USTs.....................underground storage tanks
VSZ U. S. Steel s. r.o...U.S. Steel and VSZ a.s. joint venture in Kosice,
                          Slovakia

Supplementary Data
Summarized Financial Information of Marathon Oil Company

     Included below is the summarized financial information of Marathon Oil Company, a wholly owned subsidiary of USX Corporation.


                                                            (In millions)
                                                     ----------------------------
                                                        Year Ended December 31
                                                     ----------------------------
                                                      1998(b)     1997     1996
                                                     ----------  -------  -------
Income Data:
     Revenues(a)...................................  $22,048     $15,715  $16,350
     Income from operations........................      964         961    1,320
     Total income before extraordinary loss........      281         430      618
     Net income....................................      281         430      608


                                                         December 31
                                                     --------------------
                                                     1998(b)      1997
                                                     -------     -------
Balance Sheet Data:
     Assets:
      Current assets...............................  $ 4,742     $ 3,436
      Noncurrent assets............................   11,420       8,413
                                                     -------     -------
       Total assets................................  $16,162     $11,849
                                                     =======     =======

     Liabilities and stockholder's equity:
      Current liabilities..........................  $ 2,543     $ 1,997
      Noncurrent liabilities.......................    9,428       7,569
      Preferred stock of subsidiary................       17          -
      Minority interest in Marathon Ashland........
       Petroleum LLC...............................    1,590          -
      Stockholder's equity.........................    2,584       2,283
                                                     -------     -------
       Total liabilities and stockholder's equity..  $16,162     $11,849
                                                     =======     =======


(a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets and other income.
(b) Amounts in 1998 include 100% of MAP and are not comparable to prior periods.

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

USX-Marathon Group

     Forward-looking statements with respect to the Marathon Group may include, but are not limited to, levels of revenues, gross margins, income from operations, net income or earnings per share; levels of capital, exploration, environmental or maintenance expenditures; the success or timing of completion of ongoing or anticipated capital, exploration or maintenance projects; volumes of production, sales, throughput or shipments of liquid hydrocarbons, natural gas and refined products; levels of worldwide prices of liquid hydrocarbons, natural gas and refined products; levels of reserves, proved or otherwise, of liquid hydrocarbons or natural gas; the acquisition or divestiture of assets; the effect of restructuring or reorganization of business components; the potential effect of judicial proceedings on the business and financial condition; and the anticipated effects of actions of third parties such as competitors, or federal, state or local regulatory authorities.

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

Factors Affecting Exploration and Production Operations

     Projected production levels for liquid hydrocarbons and natural gas are based on a number of assumptions, including (among others) prices, supply and demand, regulatory constraints, reserve estimates, production decline rates for mature fields, reserve replacement rates, drilling rig availability and geological and operating considerations. These assumptions may prove to be inaccurate. Exploration and production operations are subject to various hazards, including explosions, fires and uncontrollable flows of oil and gas. Offshore production and marine operations in areas such as the Gulf of Mexico, the North Sea, Gabon and the Russian Far East Region are also subject to severe weather conditions such as hurricanes or violent storms or other hazards. Development of new production properties in countries outside the United States may require protracted negotiations with host governments and are frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects.

Factors Affecting Refining, Marketing and Transportation Operations

     Marathon conducts domestic refining, marketing and transportation operations primarily through its consolidated subsidiary, Marathon Ashland Petroleum LLC ("MAP"). MAP's operations are conducted mainly in the Midwest, Southeast, Ohio River Valley and the upper Great Plains. The profitability of these operations depends largely on the margin between the cost of crude oil and other feedstocks refined and the selling prices of refined products. MAP is a purchaser of crude oil in order to satisfy its refinery throughput requirements. As a result, its overall profitability could be adversely affected by rising crude oil and other feedstock prices which are not recovered in the marketplace. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of refined products. Gross margins on merchandise sold at retail outlets tend to moderate the volatility experienced in the retail sale of gasoline and diesel fuel. Environmental regulations, particularly the 1990 Amendments to the Clean Air Act, have imposed (and are expected to continue to impose) increasingly stringent and costly requirements on refining and marketing operations which may have an adverse effect on margins. Refining, marketing and transportation operations are subject to business interruptions due to unforeseen events such as explosions, fires, crude oil or refined product spills, inclement weather, or labor disputes. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

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

USX-U. S. Steel Group

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

Market Factors

     The U. S. Steel Group's expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

     The steel industry is characterized by excess world supply which has restricted the ability of U. S. Steel and the industry to raise prices during periods of economic growth and resist price decreases during economic contraction. Over the next several years, construction of additional flat-rolled steel production facilities could result in increased domestic capacity of up to three million tons over 1998 levels.

     Several of the additional facilities are minimills which are less expensive to build than integrated facilities, and are typically staffed by non-unionized work forces with lower base labor costs and more flexible work rules. Through the use of thin slab casting technology, minimill competitors are increasingly able to compete directly with integrated producers of higher value-added products. Such competition could adversely affect the U. S. Steel Group's future product prices and shipment levels.

     The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 30%, 24% and 23% of the domestic steel market in the first eleven months of 1998, and for the years 1997 and 1996, respectively. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in levels of imported steel could adversely affect future market prices and demand levels for domestic steel.

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

     Labor costs for the U. S. Steel Group are affected by collective bargaining agreements. U. S. Steel entered into a five and one-half year contract with the United Steel Workers of America, effective February 1, 1994, covering approximately 15,000 employees. The contract provided for reopener negotiations of specific payroll items. These negotiations were resolved by following the settlements reached by other major integrated producers (including the timing of a final lump-sum bonus payment in July 1999), with revised contract terms becoming effective as of February 1, 1997. This agreement expires on August 1, 1999. To the extent that increased costs associated with any renegotiated issues are not recoverable through the sales prices of products, future income from operations would be adversely affected. Any labor interruptions resulting from the expiration of this agreement would have an adverse effect on operations, financial results and cash flow.

     Income from operations for the U. S. Steel Group includes periodic pension credits (which are primarily noncash) which are not allocated to the operating segment and pension costs which are included in segment income for U. S. Steel operations. The resulting net pension credits totaled $186 million, $144 million and $158 million in 1998, 1997 and 1996, respectively. Future net pension credits can be volatile dependent upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent that these credits decline in the future, income from operations would be adversely affected.

     The U. S. Steel Group provides health care and life insurance benefits to most employees upon retirement. Most of these benefits have not been prefunded. The accrued liability for such benefits as of December 31, 1998, was $2,133 million. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of the U. S. Steel Group may be adversely affected, depending on future costs of health care.

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