Form 10-Q
period 1999-03-31
USX CORP
filed 1999-05-12
CIK 101778

Page 1

                           FORM   10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended March 31, 1999

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

                    Tel. No. (412) 433-1121


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [x]    No

Common stock outstanding at April 30, 1999

                         USX-Marathon Group  - 308,650,075 shares
                         USX-U.S.Steel Group - 88,362,078 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 1999
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          17

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         18

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        24

               Financial Statistics                                 26

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               27

               Marathon Group Balance Sheet                         28

               Marathon Group Statement of Cash Flows               29

               Selected Notes to Financial Statements               30

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              37

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        49

               Supplemental Statistics                              51

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 1999
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            53

               U. S. Steel Group Balance Sheet                      54

               U. S. Steel Group Statement of Cash Flows            55

               Selected Notes to Financial Statements               56

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          62

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        71

               Supplemental Statistics                              73

PART II - OTHER INFORMATION


       Item 5. Other Information                                    74

       Item 6. Exhibits and Reports on Form 8-K                     75

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
REVENUES:
  Sales                                               $6,078        $6,887
  Dividend and affiliate income (loss)                    (7)           25
  Gain (loss) on disposal of assets                      (22)           14
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                           -           248
  Other income                                             5            13
                                                      ------        ------
     Total revenues                                    6,054         7,187
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           4,554         5,171
  Selling, general and administrative expenses            52            85
  Depreciation, depletion and amortization               308           347
  Taxes other than income taxes                        1,025           963
  Exploration expenses                                    63            82
  Inventory market valuation credits                    (349)          (25)
                                                      ------        ------
     Total costs and expenses                          5,653         6,623
                                                      ------        ------
INCOME FROM OPERATIONS                                   401           564
Net interest and other financial costs                    83            82
Minority interest in income of Marathon Ashland
 Petroleum LLC                                           145            54
                                                      ------        ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS        173           428
Provision for estimated income taxes                      63           158
                                                      ------        ------
INCOME BEFORE EXTRAORDINARY LOSS                         110           270
Extraordinary loss on extinguishment of debt,
 net of income tax                                         5             -
                                                      ------        ------
NET INCOME                                               105           270
Dividends on preferred stock                               2             2
                                                      ------        ------
NET INCOME APPLICABLE TO COMMON STOCKS                  $103          $268
                                                      ======        ======





Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1999         1998
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

  Net income                                            $119          $183
    - Per share - basic and diluted                      .38          .63

  Dividends paid per share                               .21           .21

  Weighted average shares, in thousands
    - Basic                                          309,029      288,846
    - Diluted                                        309,196      289,490

APPLICABLE TO STEEL STOCK:

  Income (loss) before extraordinary loss               $(11)          $85
    - Per share - basic                                 (.13)          .98
               - diluted                                (.13)          .95

  Extraordinary loss, net of income tax                    5             -
    - Per share - basic and diluted                      .05            -

  Net income (loss)                                     $(16)          $85
    - Per share - basic                                 (.18)          .98
              - diluted                                (.18)           .95

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Basic                                           88,368       86,600
    - Diluted                                         88,368       94,125















Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     March 31   December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $77          $146
  Receivables, less allowance for doubtful
   accounts of $8 and $12                              1,530         1,663
  Inventories                                          2,426         2,008
  Deferred income tax benefits                           217           217
  Net assets held for sale                               136             -
  Other current assets                                   236           172
                                                      ------        ------
     Total current assets                              4,622         4,206

Investments and long-term receivables,
 less reserves of $3 and $10                           1,151         1,249
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $16,415 and $16,238                                  12,722        12,929
Prepaid pensions                                       2,432         2,413
Other noncurrent assets                                  314           336
                                                      ------        ------
     Total assets                                    $21,241       $21,133
                                                      ======        ======






















Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31   December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                          $67          $145
  Accounts payable                                     2,416         2,478
  Distribution payable to minority shareholder of
   Marathon Ashland Petroleum LLC                          -           103
  Payroll and benefits payable                           441           480
  Accrued taxes                                          270           245
  Accrued interest                                        57            97
  Long-term debt due within one year                      80            71
                                                      ------        ------
     Total current liabilities                         3,331         3,619

Long-term debt, less unamortized discount              4,150         3,920
Long-term deferred income taxes                        1,614         1,579
Employee benefits                                      2,841         2,868
Deferred credits and other liabilities                   717           720
Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

Minority interest in Marathon Ashland Petroleum LLC    1,735         1,590

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,767,787 shares
  ($138 liquidation preference)                            3             3
Common stocks:
  Marathon Stock issued - 308,650,075 shares and
   308,458,835 shares                                    309           308
  Steel Stock issued - 88,362,042 shares and
   88,336,439 shares                                      88            88
  Securities exchangeable solely into Marathon Stock
   issued - 316,738 shares and 507,324 shares              -             1
Additional paid-in capital                             4,588         4,587
Deferred compensation                                      -            (1)
Retained earnings                                      1,483         1,467
Accumulated other comprehensive income (loss)            (50)          (48)
                                                      ------        ------
     Total stockholders' equity                        6,421         6,405
                                                      ------        ------
     Total liabilities and stockholders' equity      $21,241       $21,133
                                                      ======        ======

Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $105          $270
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       5             -
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   42            30
  Depreciation, depletion and amortization               308           347
  Exploratory dry well costs                              31            56
  Inventory market valuation credits                    (349)          (25)
  Pensions and other postretirement benefits             (38)          (52)
  Deferred income taxes                                   35            92
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                           -          (248)
  (Gain) loss on disposal of assets                       22           (14)
  Changes in:
     Current receivables - sold                           30             -
                         - operating turnover           (143)          224
Inventories                                             (106)          (67)
     Current accounts payable and accrued expenses       190            53
  All other - net                                        (78)          (23)
                                                      ------        ------
     Net cash provided from operating activities          54           643
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (275)         (276)
Disposal of assets                                        23             6
Restricted cash-withdrawals                               29            196
             - deposits                                  (19)           (3)
Affiliates - investments                                   -           (73)
         - loans and advances                            (20)          (22)
All other - net                                            1            20
                                                      ------        ------
     Net cash used in investing activities              (261)         (152)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving
 credit arrangements - net                               (46)         (120)
Other debt - borrowings                                  297           462
           - repayments                                  (29)          (31)
Common stock - issued                                      6             5
           - repurchased                                   -          (195)
Cash restricted for redemption of debt                     -           (66)
Dividends paid                                           (89)          (85)
                                                      ------        ------
 Net cash provided from (used in) financing activities   139           (30)
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (69)          461
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           146            54
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $77          $515
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(129)        $(115)
  Income taxes paid                                       (3)          (47)

Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 1999 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended
     December 31, 1998.

     2. During 1997, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC
     (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $248 million, which is included in first quarter 1998 revenues.

          Effective August 11, 1998, Marathon acquired Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Results for the first quarter of 1999 include the operations of Marathon Canada Limited, formerly known as Tarragon.

     3. In 1997, USX sold its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group. The net proceeds of the sale of $195 million were used to redeem all shares of USX-Delhi Group Common Stock (Delhi Stock) and were distributed to the holders thereof on January 26, 1998. After the redemption, 50,000,000 shares of Delhi Stock remain authorized but unissued.

     4. Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                    ------------------------
                                                     March 31   December 31
                                                       1999         1998
                                                     --------   -----------

    Raw materials                                       $864         $916
    Semi-finished products                               319          282
    Finished products                                  1,289        1,205
    Supplies and sundry items                            156          156
                                                      ------        ------
      Total (at cost)                                  2,628        2,559
    Less inventory market valuation reserve              202          551
                                                      ------        ------
      Net inventory carrying value                    $2,426       $2,008
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

     5. Total comprehensive income for the first quarter of 1999 was $103 million and $271 million for the first quarter of 1998.

     6. On March 19, 1999, MAP announced that it had signed a definitive agreement to sell Scurlock Permian LLC (Scurlock), its crude oil gathering business, to Plains Marketing, L.P. At March 31, 1999, the net assets held for sale totaled $136 million and have been reclassified as current assets in the consolidated balance sheet. During the first quarter of 1999, MAP recorded an estimated pretax loss of $16 million related to the sale. Scurlock has been reported as part of the Marathon Group's refining, marketing and transportation operating segment.

     7. The method of calculating net income (loss) per share for the Marathon Stock and Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the
     U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group and the U.
     S. Steel Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

          Basic net income (loss) per share is calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding.

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

     7.   (Continued)

          COMPUTATION OF INCOME PER SHARE
                                                      First Quarter Ended
                                                           March 31
                                                     1999            1998
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group

Net income (millions)                             $119    $119    $183     $183
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   309,029 309,029 288,846  288,846
 Effect of dilutive securities - stock options       -     167       -      644
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   309,029 309,196 288,846  289,490
                                                ======  ======  ======   ======
Net income per share                              $.38    $.38    $.63     $.63
                                                ======  ======  ======   ======
U. S. Steel Group
Net income (loss) (millions):
 Income (loss) before extraordinary loss           $(9)    $(9)    $87      $87
 Dividends on preferred stock                        2       2       2        -
 Extraordinary loss                                  5       5       -        -
                                                ------  ------  ------   ------
 Net income (loss) applicable to Steel Stock       (16)    (16)     85       87
 Effect of dilutive convertible securities           -       -       -        2
                                                ------  ------  ------   ------
   Net income (loss) assuming conversions         $(16)   $(16)    $85      $89
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,368  88,368  86,600   86,600
 Effect of dilutive securities:
  Trust preferred securities                         -       -       -    4,256
  Preferred stock                                    -       -       -    3,211
  Stock options                                      -       -       -       58
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,368  88,368  86,600   94,125
                                                ======  ======  ======   ======
Per share:
 Income (loss) before extraordinary loss         $(.13)  $(.13)   $.98     $.95
 Extraordinary loss                                .05     .05       -        -
                                                ------  ------  ------   ------
 Net income (loss)                               $(.18)  $(.18)   $.98     $.95
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     8.   On March 31, 1999, USX irrevocably deposited with a trustee the entire
     5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6-3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. The notes are exchangeable for shares of RTI common stock on a variable basis up to one share per note depending on the market price of RTI common stock at maturity. Ownership of any shares not required for satisfaction of the indexed debt will revert to USX.

          As a result of the above transaction, USX recorded in the first quarter of 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in gain
     (loss) on disposal of assets. This transaction represents a noncash investing and financing activity of $56 million, which was the carrying value of the indexed debt at March 31, 1999.

          Additionally, a $13 million credit to adjust the indexed debt to settlement value at March 31, 1999, is included in net interest and other financial costs. The indexed debt adjustment in the first quarter of 1998 resulted in a charge of $4 million.

          In December 1996, USX had issued the $117 million of notes indexed to the common share price of RTI. At maturity, USX would have been required to exchange the notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. Since USX's investment in RTI was attributed to the U. S. Steel Group, the indexed debt was also attributed to the U. S. Steel Group. USX had a 26% investment in RTI and accounted for its investment using the equity method of accounting.

     9. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1999         1998
                                                       ----         ----
    Consumer excise taxes on petroleum products and
      merchandise                                       $913         $863
    Matching crude oil and refined product buy/sell
      transactions settled in cash                       872          988

     10. Income from operations includes net periodic pension credits of $45 million and $50 million in the first quarter of 1999 and 1998, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

     11. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     12. The Marathon Group's operations consists of three reportable operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses (OERB). OERB is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The U. S. Steel Group consists of one operating segment, U. S. Steel (USS). USS is engaged in the production and sale of steel mill products, coke and taconite pellets. USS also engages in the following related business activities: the management of mineral resources, domestic coal mining, engineering and consulting services, and real estate development and management. The results of segment operations are as follows:

                                                 Total
                                                Marathon
(In millions)                E&P    RM&T   OERB Segments  USS  Total
--------------------------------------------------------------------------------
FIRST QUARTER 1999
Revenues:
 Customer                  $572  $4,179     $82 $4,833$1,245 $6,078
 Intersegment (a)            34       5       9     48     -     48
 Intergroup (a)               3       -       4      7     1      8
 Equity in earnings (loss) of
   unconsolidated affiliates  1       3       8     12   (23)   (11)
 Other                        6       6       3     15    10     25
                           -----   -----   -----  ----- -----  -----
 Total revenues            $616  $4,193    $106 $4,915$1,233 $6,148
                           =====   =====   =====  ===== =====  =====
Segment income (loss)        $36     $45     $15    $96  $(59)   $37
                           =====   =====   =====  ===== =====  =====

FIRST QUARTER 1998
Revenues:
 Customer                  $518  $4,579     $96 $5,193$1,669 $6,862
 Intersegment (a)            43       1       2     46     -     46
 Intergroup (a)               4       -       3      7     -      7
 Equity in earnings (loss) of
   unconsolidated affiliates (1)      3       5      7    15     22
 Other                        1      13       2     16    12     28
                           -----   -----   -----  ----- -----  -----
 Total revenues            $565  $4,596    $108 $5,269$1,696 $6,965
                           =====   =====   =====  ===== =====  =====
Segment income              $124    $128     $14   $266  $106   $372
                           =====   =====   =====  ===== =====  =====

(a)Intersegment and intergroup sales and transfers were conducted on an arms-length basis.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     12.  (Continued)

    The following schedule reconciles segment revenues and income (loss) to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                                Marathon Group U.S. Steel Group
                                                First Quarter   First Quarter
                                                    Ended           Ended
                                                   March 31        March 31
(In millions)                                    1999    1998    1999     1998
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments                $4,915  $5,269  $1,233   $1,696
 Items not allocated to segments:
  Gain on ownership change in MAP                    -     248       -        -
  Other                                            (16)     24     (22)       -
 Elimination of intersegment revenues              (48)    (46)      -        -
 Administrative revenues                             -       3       -        -
                                                ------  ------   -----    -----
   Total Group revenues                         $4,851  $5,498  $1,211   $1,696
                                                ======  ======  ======   ======

Income:
 Income (loss) for reportable segments             $96    $266    $(59)    $106
 Items not allocated to segments:
  Gain on ownership change in MAP                    -     248       -        -
  Administrative expenses                          (26)    (38)     (5)      (9)
  Pension credits                                    -       -     108       93
  Costs related to former business activities        -       -     (24)     (28)
  Inventory market valuation adjustments           349      25       -        -
  Other (a)                                        (16)    (99)    (22)       -
                                                ------  ------  ------   ------
   Total Group income (loss) from operations      $403    $402     $(2)    $162
                                                ======  ======  ======   ======

(a)Represents for the Marathon Group in 1999, estimated loss on sale of Scurlock and in 1998, international exploration and production property impairments, MAP transition charges and gas contract settlement. For the U.
   S. Steel Group in 1999, represents loss on investment in RTI stock used to satisfy indexed debt obligations.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     13. At March 31, 1999, USX had $550 million in borrowings against its $2,350 million long-term revolving credit agreement.

          At March 31, 1999, Marathon Ashland Petroleum LLC (MAP) had no borrowings against its $500 million revolving credit agreements with banks or its $190 million revolving credit agreement with Ashland.

          USX has a short-term credit agreement totaling $125 million at March 31, 1999. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At March 31, 1999, there were no borrowings against these facilities. USX had other outstanding short-term borrowings of $67 million.

          In the event of a change in control of USX, debt obligations totaling $3,739 million at March 31, 1999, may be declared immediately due and payable.

     14. In the first quarter of 1999, USX issued $300 million in aggregate principal amount of 6.65% Notes due 2006.

          On March 31, 1999, USX extinguished $117 million of indexed debt, representing 6-3/4% Exchangeable Notes due February 1, 2000. See Note 8 for further discussion.

     15. USX has an agreement (the program) to sell an undivided interest in certain accounts receivable of the U. S. Steel Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1999, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program's size. In the event of a change in control of USX, as defined in the agreement, USX may be required to forward payments collected on sold accounts receivable to the buyers.

     16. USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     16.  (Continued)

          USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1999, and December 31, 1998, accrued liabilities for remediation totaled $152 million and $145 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $42 million at March 31, 1999, and $41 million at December 31, 1998.

          For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1999 and for the years 1998 and 1997, such capital expenditures totaled $21 million, $173 million and $134 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          At March 31, 1999, and December 31, 1998, accrued liabilities for platform abandonment and dismantlement totaled $147 million and $141 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities totaled $217 million at March 31, 1999. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of March 31, 1999, the largest guarantee for a single affiliate was $131 million.

          At March 31, 1999, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $165 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          Contract commitments to acquire property, plant and equipment and long-term investments at March 31, 1999, totaled $843 million compared with $812 million at December 31, 1998.

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

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------



 First Quarter Ended
       March 31                          Year Ended December 31
---------------------   -------------------------------------------------------

   1999        1998         1998        1997         1996        1995      1994
   ----        ----         ----        ----         ----        ----      ----

   3.52        5.08         3.36        3.92         3.62        1.49      2.01
   ====        ====         ====        ====         ====        ====      ====


                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------


 First Quarter Ended
       March 31                          Year Ended December 31
---------------------   -------------------------------------------------------

   1999        1998         1998        1997         1996        1995      1994
   ----        ----         ----        ----         ----        ----      ----

   3.63        5.26         3.47        4.11         3.90        1.62      2.18
   ====        ====         ====        ====         ====        ====      ====

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company which is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the first quarter 1999 USX Consolidated Financial Statements and selected notes. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX 1998 Form 10-K.

Results of Operations
---------------------

     Revenues for the first quarter of 1999 and 1998 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999        1998
--------------------------------------------------------------------------------

Revenues
  Marathon Group                                      $4,851        $5,498
  U. S. Steel Group                                    1,211         1,696
  Eliminations                                            (8)           (7)
                                                      ------        ------
     Total USX Corporation revenues                    6,054         7,187
Less:
  Excise taxes (a)(b)                                    913           863
  Matching buy/sell transactions (a)(c)                  872           988
                                                      ------        ------
     Revenues excluding above items                   $4,269        $5,336
                                                      ======        ======
------

(a) Included in both revenues and costs and expenses for the Marathon Group and USX Consolidated.
(b)  Consumer excise taxes on petroleum products and merchandise.
(c) Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding matching buy/sell transactions and excise taxes) decreased by $1,067 million in the first quarter of 1999 as compared with the first quarter of 1998. The decline reflected decreases of 16% for the Marathon Group and 29% for the U. S. Steel Group. For discussion of revenues by group see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the first quarter of 1999 and 1998 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999        1998
--------------------------------------------------------------------------------
Reportable segments
 Marathon Group
  Exploration & production                                36           124
  Refining, marketing & transportation                    45           128
  Other energy related businesses                         15            14
                                                        ----          ----
     Income for reportable segments - Marathon Group      96           266
 U. S. Steel Group
  U. S. Steel operations                                 (59)          106
                                                        ----          ----
     Income for reportable segments - USX Corporation     37           372

Items not allocated to reportable segments:
 Marathon Group                                          307           136
 U. S. Steel Group                                        57            56
                                                        ----          ----
     Total income from operations - USX Corporation      401           564

     Income for reportable segments decreased by $335 million in the first quarter of 1999 as compared with the first quarter of 1998, reflecting decreases of $170 million for the Marathon Group reportable segments and $165 million for
U. S. Steel operations. For discussion of income from operations by segment see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the first quarter of 1999 and 1998 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999        1998
--------------------------------------------------------------------------------
Net interest and other financial costs                    83            82
Less:
  Favorable (unfavorable) adjustment to carrying value
   of indexed debt (a)                                    13            (4)
                                                      ------        ------
Net interest and other financial costs
  adjusted to exclude above item                         $96           $78
                                                      ======        ======
------

(a) In December 1996, USX issued $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000 ("indexed debt"), indexed to the price of RTI common stock. On March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under the indexed debt. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. The notes are exchangeable for shares of RTI common stock on a variable basis up to one share per note depending on the market price of RTI common stock at maturity. If the market price of RTI common stock at maturity exceeds $21.375 per share the entire 5.5 million shares will not be required to satisfy USX's obligation under the indexed debt. Ownership of any shares not required for satisfaction of the indexed debt will revert to USX. A maximum of 838,000 shares, or 4% of the shares of RTI common stock outstanding on March 31, 1999, would revert to USX if the market price of RTI common stock at maturity equals or exceeds $25.23 per share. There will be no indexed debt adjustment or interest expense related to indexed debt in future quarters. For further discussion, see Note 8 to the USX Consolidated Financial Statements.

     Excluding the adjustment to the carrying value of indexed debt, net interest and other financial costs increased by $18 million in the first quarter of 1999 as compared with the first quarter of 1998, due primarily to higher average debt levels and lower interest income.

     Provision for estimated income taxes of $63 million and $158 million for the first quarter of 1999 and 1998 were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities.

     Extraordinary loss on extinguishment of debt of $5 million, net of a $3 million income tax benefit, in the first quarter of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt. For further discussion, see Note 8 to the USX Consolidated Financial Statements.

     Net income was $105 million in the first quarter of 1999, a decrease of $165 million from the first quarter of 1998, reflecting decreases of $101 million and $64 million for the U. S. Steel Group and the Marathon Group, respectively.

Dividends to Stockholders
-------------------------
     On April 27, 1999, the USX Board of Directors (the "Board") declared dividends of 21 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable June 10, 1999, to stockholders of record at the close of business on May 19, 1999. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable June 30, 1999, to stockholders of record at the close of business on June 1, 1999.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On April 27, 1999, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, declared a dividend of CDN $0.3105 per share on its non-voting Exchangeable Shares, payable June 10, 1999, to stockholders of record at the close of business on May 19, 1999.

Cash Flows
----------
     Cash and cash equivalents totaled $77 million at March 31, 1999, compared with $146 million at December 31, 1998. The decrease is the result of a $78 million decrease for the Marathon Group, partially offset by a $9 million increase for the U. S. Steel Group.

     Net cash provided from operating activities totaled $54 million in the first quarter of 1999, compared with $643 million in the first quarter of 1998. The $589 million decrease mainly reflected unfavorable working capital changes, decreased profitability and a distribution by MAP to Ashland of $103 million in first quarter 1999 as compared to $24 million in first quarter 1998.

     Capital expenditures for property, plant and equipment in the first quarter of 1999 were $275 million, compared with $276 million in the first quarter of 1998. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Investments in affiliates of $73 million in the first quarter of 1998 primarily reflects funding for entry into VSZ U. S. Steel, s. r.o., a joint venture in Slovakia with VSZ a.s. for the U. S. Steel Group.

     Contract commitments to acquire property, plant and equipment and long-term investments at March 31, 1999, totaled $843 million compared with $812 million at December 31, 1998.

     The withdrawal of restricted cash of $196 million in 1998 was primarily the result of redeeming all of the outstanding shares of USX - Delhi Group Common Stock with the $195 million net proceeds from the sale of the Delhi Companies that had been classified as restricted cash in 1997.

     USX's total long-term debt, preferred stock of subsidiary, USX obligated preferred securities of a subsidiary trust and notes payable, was $4,729 million at March 31, 1999, up $161 million from December 31, 1998, primarily due to the issuance of $300 million of 6.65% Notes due 2006, partially offset by the settlement of indexed debt. For further discussion of the settlement of indexed debt, see Note 8 to the USX Consolidated Financial Statements.

Liquidity
---------
     At March 31, 1999, USX had $550 million of borrowings against its $2,350 million long-term revolving credit agreement and $67 million of borrowings against other short-term lines. There were no borrowings against the MAP revolving credit agreements at March 31, 1999.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of March 31, 1999, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1999 and years 2000 and 2001, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 16 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 43 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1999. In addition, there are 21 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 132 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment (see Note 16 to the USX Consolidated Financial Statements for a discussion of certain of these matters). The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the USX Consolidated Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably. See discussion of Liquidity herein.

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

Accounting Standard
-------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. USX plans to adopt the standard effective January 1, 2000, as required.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of March 31, 1999 are provided in the following table:
(a)

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
----
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price decrease) (d)                      $4.8        $28.3
    Natural gas (price decrease) (d)                     9.2         23.7
    Refined products (price decrease) (d)                4.1         10.8

U. S. Steel Group
    Natural gas (price decrease) (d)                    $2.4         $6.0
    Zinc (price decrease) (d)                            2.0          4.6
    Tin (price decrease) (d)                              .3           .6
    Nickel (price decrease) (d)                           .1           .2

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 1999. Marathon Group and U. S. Steel Group management evaluate their portfolios of derivative commodity instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to March 31, 1999, would cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout first quarter 1999, from a low of 453 contracts at March 11, to a high of 19,223 contracts at March 31, and averaged 8,321 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout first quarter 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     As of March 31, 1999, the discussion of USX's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of March 31, 1999, the discussion of USX's foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Equity Price Risk
-----------------

     USX was subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes due February 1, 2000 ("indexed debt"). However, on March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under the indexed debt. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. USX is no longer exposed to any negative risks associated with changes in the value of RTI common stock. For further discussion, see Note 8 to the USX Consolidated Financial Statements.

Safe Harbor
-----------
     USX's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply and demand for crude oil, natural gas, refined products, steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to USX's hedging programs may differ materially from those discussed in the forward-looking statements.

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------

                                                         First Quarter
                                                             Ended
                                                            March 31
                                                        ----------------
(Dollars in Millions)                                  1999         1998
--------------------------------------------------------------------------------
REVENUES

  Marathon Group                                      $4,851        $5,498
  U. S. Steel Group                                    1,211         1,696
  Eliminations                                            (8)           (7)
                                                     -------       -------
    Total                                             $6,054       $7,187


INCOME (LOSS) FROM OPERATIONS

  Marathon Group                                        $403          $402
  U. S. Steel Group                                       (2)          162
                                                       -----         -----
    Total                                               $401         $564


CAPITAL EXPENDITURES

  Marathon Group                                        $196          $219
  U. S. Steel Group                                       79            57
                                                       -----         -----
    Total                                               $275         $276

INVESTMENTS IN AFFILIATES

  Marathon Group                                         $ -            $7
  U. S. Steel Group                                        -            66
                                                       -----         -----
  Total                                                  $ -           $73

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1999         1998
--------------------------------------------------------------------------------
REVENUES:
  Sales                                               $4,840        $5,224
  Dividend and affiliate income                           16            10
  Gain (loss) on disposal of assets                      (10)            3
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                           -           248
  Other income                                             5            13
                                                      ------        ------
     Total revenues                                    4,851         5,498
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           3,405         3,723
  Selling, general and administrative expenses           122           131
  Depreciation, depletion and amortization               237           270
  Taxes other than income taxes                          970           915
  Exploration expenses                                    63            82
  Inventory market valuation credits                    (349)          (25)
                                                      ------        ------
     Total costs and expenses                          4,448         5,096
                                                      ------        ------

INCOME FROM OPERATIONS                                   403           402
Net interest and other financial costs                    75            54
Minority interest in income of Marathon Ashland
 Petroleum LLC                                           145            54
                                                      ------        ------
INCOME BEFORE INCOME TAXES                               183           294
Provision for estimated income taxes                      64           111
                                                      ------        ------
NET INCOME                                              $119          $183
                                                      ======        ======

MARATHON STOCK DATA:
  Net income per share - basic and diluted              $.38          $.63

  Dividends paid per share                               .21           .21

  Weighted average shares, in thousands
    - Basic                                          309,029      288,846
    - Diluted                                        309,196      289,490




Selected notes to financial statements appear on pages 30-36.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $59          $137
  Receivables, less allowance for doubtful
   accounts of $3 and $3                               1,140         1,277
  Inventories                                          1,714         1,310
  Deferred income tax benefits                            80            80
  Net assets held for sale                               136             -
  Other current assets                                   236           172
                                                      ------        ------
     Total current assets                              3,365         2,976

Investments and long-term receivables                    611           603
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,415 and $10,299                                  10,216        10,429
Prepaid pensions                                         200           241
Other noncurrent assets                                  278           295
                                                      ------        ------
     Total assets                                    $14,670       $14,544
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $60          $132
  Accounts payable                                     1,853         1,980
  Payroll and benefits payable                           128           150
  Distribution payable to minority shareholder of
   Marathon Ashland Petroleum LLC                          -           103
  Accrued taxes                                          137            99
  Accrued interest                                        50            87
  Long-term debt due within one year                      69            59
                                                      ------        ------
     Total current liabilities                         2,297         2,610

Long-term debt, less unamortized discount              3,706         3,456
Long-term deferred income taxes                        1,466         1,450
Employee benefits                                        522           553
Deferred credits and other liabilities                   392           389
Preferred stock of subsidiary                            184           184

Minority interest in Marathon Ashland Petroleum LLC    1,735         1,590

COMMON STOCKHOLDERS' EQUITY                            4,368         4,312
                                                      ------        ------
   Total liabilities and common stockholders' equity $14,670       $14,544
                                                      ======        ======

Selected notes to financial statements appear on pages 30-36.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $119          $183
Adjustments to reconcile to net cash provided from (used in)
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   42            30
  Depreciation, depletion and amortization               237           270
  Exploratory dry well costs                              31            56
  Inventory market valuation credits                    (349)          (25)
  Pensions and other postretirement benefits              13             -
  Deferred income taxes                                   13            49
  Gain on ownership change in Marathon Ashland
    Petroleum LLC                                          -          (248)
  (Gain) loss on disposal of assets                       10            (3)
  Changes in:
     Current receivables                                (107)          167
     Inventories                                         (92)          (54)
     Current accounts payable and accrued expenses       158            86
  All other - net                                       (101)           (2)
                                                      ------        ------
     Net cash provided from (used in)
       operating activities                              (26)          509
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (196)         (219)
Disposal of assets                                        21             4
Restricted cash - withdrawals                             29             1
             - deposits                                  (15)           (3)
Affiliates - investments                                   -            (7)
         - loans and advances                            (20)          (22)
All other - net                                            1            17
                                                      ------        ------
     Net cash used in investing activities              (180)         (229)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in Marathon Group's portion of USX
 consolidated debt                                       188           304
Specifically attributed debt - borrowings                138             -
                        - repayments                    (138)            -
Marathon Stock issued                                      6             3
Cash restricted for redemption of debt                     -           (59)
Dividends paid                                           (65)          (61)
                                                      ------        ------
     Net cash provided from financing activities         129           187
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (78)          467
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           137            36
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $59          $503
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(104)         $(92)
  Income taxes paid, including settlements with the
   U. S. Steel Group                                      (1)          (63)

Selected notes to financial statements appear on pages 30-36.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 1999 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended
     December 31, 1998.

     2. The financial statements of the Marathon Group include the financial position, results of operations and cash flows for the businesses of Marathon Oil Company (Marathon) and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the Marathon Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     2.   (Continued)

          The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the Marathon Group and the U. S. Steel Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the Marathon Group and the U. S. Steel Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

          The provision for estimated income taxes for the Marathon Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the Marathon and U. S. Steel Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

     3. The method of calculating net income (loss) per common share for the Marathon Stock and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Marathon Group and the
     U. S. Steel Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

          Basic net income per share is based on the weighted average number of common shares outstanding.

          Diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

          See Note 7 of the Notes to USX Consolidated Financial Statements for the computation of income per share.

     4. During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $248 million, which is included in first quarter 1998 revenues.

          Effective August 11, 1998, Marathon acquired Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Results for the first quarter of 1999 include the operations of Marathon Canada Limited, formerly known as Tarragon.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1999         1998
                                                       ----         ----
    Consumer excise taxes on petroleum products and
      merchandise                                       $913         $863
    Matching crude oil and refined product buy/sell
      transactions settled in cash                       872          988

     6. The Marathon Group's total comprehensive income for the first quarter of 1999 was $121 million and $184 million for the first quarter of 1998.

     7. On March 19, 1999, MAP announced that it had signed a definitive agreement to sell Scurlock Permian LLC (Scurlock), its crude oil gathering business, to Plains Marketing, L.P. At March 31, 1999, the net assets held for sale totaled $136 million and have been reclassified as current assets in the balance sheet. During the first quarter of 1999, MAP recorded an estimated pretax loss of $16 million related to the sale. Scurlock has been reported as part of the refining, marketing and transportation operating segment.

     8. The Marathon Group's operations consists of three reportable operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses (OERB). OERB is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The results of segment operations are as follows:

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     8.   (Continued)

                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
FIRST QUARTER 1999
Revenues:
 Customer                                         $572  $4,179     $82   $4,833
 Intersegment (a)                                   34       5       9       48
 Intergroup (a)                                      3       -       4        7
 Equity in earnings of
  unconsolidated affiliates                          1       3       8       12
 Other                                               6       6       3       15
                                                ------  ------  ------   ------
   Total revenues                                 $616  $4,193    $106   $4,915
                                                ======  ======  ======   ======
Segment income                                     $36     $45     $15      $96
                                                ======  ======  ======   ======

FIRST QUARTER 1998
Revenues:
 Customer                                         $518  $4,579     $96   $5,193
 Intersegment (a)                                   43       1       2       46
 Intergroup (a)                                      4       -       3        7
 Equity in earnings (loss) of
  unconsolidated affiliates                         (1)      3       5        7
 Other                                               1      13       2       16
                                                ------  ------  ------   ------
   Total revenues                                 $565  $4,596    $108   $5,269
                                                ======  ======  ======   ======
Segment income                                    $124    $128     $14     $266
                                                ======  ======  ======   ======

(a)Intersegment and intergroup sales and transfers were conducted on an arms-length basis.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     8.   (Continued)

    The following schedule reconciles segment revenues and income to amounts reported in the Marathon Group financial statements:

                                                      First Quarter Ended
                                                            March 31
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                     $4,915        $5,269
  Items not allocated to segments:
   Gain on ownership change in MAP                         -           248
   Other                                                 (16)           24
  Elimination of intersegment revenues                   (48)          (46)
  Administrative revenues                                  -             3
                                                      ------        ------
     Total Group revenues                             $4,851        $5,498
                                                      ======        ======

Income:
  Income for reportable segments                         $96          $266
  Items not allocated to segments:
   Gain on ownership change in MAP                         -           248
   Administrative expenses                               (26)          (38)
   Inventory market valuation adjustments                349            25
   Other (a)                                             (16)          (99)
                                                      ------        ------
     Total Group income from operations                 $403          $402
                                                      ======        ======

(a)Represents in 1999, estimated loss on sale of Scurlock and in 1998, international exploration and production property impairments, MAP transition charges and gas contract settlement.

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

                                                         (In millions)
                                                    ------------------------
                                                     March 31   December 31
                                                       1999         1998
                                                   -----------  -----------
    Crude oil and natural gas liquids                   $707         $731
    Refined products and merchandise                   1,102        1,023
    Supplies and sundry items                            107          107
                                                      ------        ------
      Total (at cost)                                  1,916        1,861
    Less inventory market valuation reserve              202          551
                                                      ------        ------
      Net inventory carrying value                    $1,714       $1,310
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

     10. At March 31, 1999, accounts payable includes an estimated income tax payable to the U. S. Steel Group of $13 million, determined in accordance with the tax allocation policy discussed in Note 2.

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

          The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1999, and December 31, 1998, accrued liabilities for remediation totaled $48 million. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $42 million at March 31, 1999, and $41 million at December 31, 1998.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     11.  (Continued)

          For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1999 and for the years 1998 and 1997, such capital expenditures totaled $15 million, $124 million and $81 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         At March 31, 1999, and December 31, 1998, accrued liabilities for platform abandonment and dismantlement totaled $147 million and $141 million, respectively.

          Guarantees by USX and its consolidated subsidiaries of the liabilities of an affiliated entity of the Marathon Group totaled $131 million at March 31, 1999 and December 31, 1998.

          At March 31, 1999, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $165 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at March 31, 1999, totaled $675 million compared with $624 million at December 31, 1998.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum ("MAP"), owned 62% by Marathon; and other energy related businesses. Net income and related per share amounts are net of Ashland Inc.'s 38% minority interest in MAP's income. The Management's Discussion and Analysis should be read in conjunction with the Marathon Group's Financial Statements and Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on pages 51 and 52.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in USX's 1998 Form 10-K.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the first quarter of 1999 and 1998 are summarized in the following table:

                                                      First Quarter Ended
                                                          March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
Sales by product:
  Refined products                                    $1,748        $2,126
  Merchandise                                            459           403
  Liquid hydrocarbons                                    498           420
  Natural gas                                            291           345
  Transportation and other products                       59            79
Gain on ownership change in MAP (a)                        -           248
Other (b)                                                 11            26
                                                      ------        ------
Subtotal                                               3,066         3,647

Excise taxes (c)(e)                                      913           863
Matching buy/sell transactions (d)(e)                    872           988
                                                      ------        ------
  Total revenues                                      $4,851        $5,498
                                                      ======        ======
--------

(a) See Note 4 to the Marathon Group Financial Statements for a discussion of the gain on ownership change in MAP.
(b) Includes dividend and affiliate income, gains and losses on disposal of assets and other income.
(c)  Consumer excise taxes on petroleum products and merchandise.
(d) Matching crude oil and refined product buy/sell transactions settled in cash.
(e) Included in both revenues and operating costs, resulting in no effect on income.

     Revenues (excluding matching buy/sell transactions and excise taxes) decreased by $581 million in the first quarter of 1999 from the comparable prior-year period. The decrease primarily reflected lower average refined product prices and worldwide liquid hydrocarbon and natural gas prices, partially offset by higher merchandise sales and increased worldwide crude oil and natural gas volumes.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the first quarter of 1999 and 1998 are summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
Exploration & production ("E&P")
  Domestic                                              $38          $74
  International                                          (2)          50
                                                        ----        ----
    Income for E&P reportable segment                    36          124
Refining marketing & transportation                      45          128
Other energy related businesses (a)                      15           14
                                                        ----        ----
      Income for reportable segments                    $96         $266
Items not allocated to reportable segments:
   Administrative expenses (b)                         $(26)       $(38)
   IMV reserve adjustment (c)                           349          25
   Estimated loss on sale of Scurlock Permian LLC (d)  (16)           -
   Gain on ownership change & transition
     charges - MAP (e)                                   -          225
   E&P int'l impairment & domestic contract
     settlement (f)                                      -          (76)
                                                     -----        -----
      Total income from operations                    $403         $402

--------
(a)Includes marketing and transportation of domestic natural gas and crude oil, and power generation.
(b)Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
(c)The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value.
(d)For additional information regarding the estimated loss on sale of Scurlock Permian LLC, see Note 7 to the Marathon Group Financial Statements.
(e)The gain on ownership change and one-time transition charges related to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 4 to the Marathon Group Financial Statements.
(f)This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of Marathon's natural gas production from certain domestic properties.

     Income for reportable segments in the first quarter of 1999 decreased by $170 million from last year's first quarter, due primarily to lower worldwide liquid hydrocarbon and natural gas prices and lower refined product margins.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Worldwide E&P ("upstream") segment income in the first quarter of 1999 decreased by $88 million from last year's first quarter, primarily due to the factors discussed below.

     Domestic E&P income in the first quarter of 1999 decreased by $36 million from last year's first quarter. This decrease was mainly due to lower liquid hydrocarbon and natural gas prices, partially offset by higher liquid hydrocarbon volumes primarily from the Gulf of Mexico and lower exploration expense. For additional information regarding production and prices, refer to the Supplemental Statistics on pages 51 and 52.

     International E&P income in the first quarter of 1999 decreased by $52 million from last year's first quarter. This decrease was mainly due to higher exploration expense and lower liquid hydrocarbon and natural gas prices. For additional information regarding production and prices, refer to the Supplemental Statistics on pages 51 and 52.

     Refining, marketing and transportation ("downstream") segment income in the first quarter of 1999 decreased by $83 million from last year's first quarter. The decline in downstream segment income was primarily due to lower refined product margins and an additional accrual for variable pay plan awards for the 1998 performance year, partially offset by a recognized marked-to market derivative gain and increased merchandise sales volumes at Speedway SuperAmerica LLC.

     Other energy related businesses segment income in the first quarter of 1999 increased by $1 million from last year's first quarter.

     Items not allocated to reportable segments

     Administrative expenses in the first quarter of 1999 decreased by $12 million from last year's first quarter. The decrease was primarily due to lower accruals for employee benefit plans.

   IMV reserve adjustment - When U. S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

     When Marathon acquired the crude oil and refined product inventories associated with Ashland's RM&T operations on January 1, 1998, the Marathon Group established a new LIFO cost basis for those inventories. The acquisition cost of these inventories lowered the overall average cost of the Marathon Group's combined RM&T inventories. As a result, the price threshold at which an IMV reserve will be recorded has also been lowered. This acquisition resulted in a one-time reduction in the IMV reserve, yielding a net favorable IMV reserve adjustment in the first quarter of 1998.

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

     Net interest and other financial costs in the first three months of 1999 increased by $21 million from the comparable 1998 period, mainly due to increased costs resulting from higher average debt levels and lower interest income.

     The provision for estimated income taxes in the first quarter of 1999 decreased by $47 million from last year's first quarter due to a decline in income before taxes.

     Net income for the first quarter decreased by $64 million in 1999 from 1998, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from (used in) operating activities was ($26) million in the first quarter of 1999, compared with $509 million in the first quarter of 1998. The $535 million decrease mainly reflected unfavorable working capital changes, decreased profitability and a distribution by MAP to Ashland of $103 million in first quarter 1999 as compared to $24 million in first quarter 1998. The favorable working capital change reported in the first quarter of 1998 was due to a temporary change in excise tax payment patterns, which reversed later in the year.

     Capital expenditures in the first quarter of 1999 totaled $196 million, compared with $219 million in the first quarter of 1998. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 50.

     Cash from disposal of assets was $21 million in the first quarter of 1999, compared with $4 million in the first quarter of 1998. Proceeds in 1999 were mainly from the sale of domestic production properties.

     The net change in restricted cash was a net withdrawal of $14 million in the first quarter of 1999, compared to a net deposit of $2 million in the first quarter of 1998. The 1999 amount represents cash withdrawn for the purchase and cash deposited from the sale of domestic production properties.

     Loans and advances to affiliates were $20 million in the first quarter of 1999, compared with $22 million in the first quarter of 1998. Cash outflows in both periods mainly reflected funding provided to equity affiliates for capital projects, primarily the Sakhalin II project in Russia.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at March 31, 1999, totaled $675 million compared with $624 million at year-end 1998.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, increased by $188 million in the first quarter of 1999. Financial obligations increased primarily because capital expenditures and dividend payments exceeded cash from operating activities. These obligations were partially funded by a reduction in cash of $78 million. For further details, see USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Derivative Instruments
----------------------
     See Quantitative and Qualitative Disclosure About Market Risk for discussion of derivative instruments and associated market risk for the Marathon Group.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 18 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 1999. In addition, there are 8 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 98 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment. See Note 11 to the Marathon Group Financial Statements for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See discussion of Liquidity in USX Consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations.

Outlook
-------
     The outlook regarding the Marathon Group's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. Any decline in prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

     Marathon's 1999 worldwide liquid hydrocarbon production is currently estimated to average in the range of 225,000 to 230,000 barrels per day ("bpd"). This estimate assumes production from the Stellaria field in the Gulf of Mexico will commence in the third quarter 1999, rather than the second quarter 1999 as originally anticipated. Worldwide natural gas volumes for 1999 are expected to average in the range of 1.33 to 1.35 billion cubic feet per day. Liquid hydrocarbon and natural gas production estimates for 2000 and 2001 are still in line with previous estimates.

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

     Downstream income of the Marathon Group is largely dependent upon refining crack spreads (the difference between light product prices and crude costs). Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of crude oil and refined products. Refined product demand in the United States is expected to be positively impacted as demand for transportation fuels keeps pace with economic activity. In addition, asphalt demand should reflect increased activity in infrastructure repairs. The foregoing discussion includes forward-looking statements with respect to demand for petroleum products. Some factors that could potentially cause actual results to differ materially from present expectations include (among others) pricing, supply and demand for petroleum products, regulatory constraints and unforeseen hazards such as weather conditions.

     In March 1999, MAP signed a definitive agreement to sell Scurlock Permian LLC to Plains Marketing, L.P. for approximately $136 million. Scurlock Permian LLC, a wholly owned subsidiary of MAP, is engaged in crude oil transportation, trading and marketing in an area reaching from the Rocky Mountains to the Gulf Coast. The transaction is expected to close in the second quarter with an effective date of April 1, 1999. MAP recorded an estimated pretax loss on the sale of Scurlock Permian LLC of $16 million in first quarter 1999. The statement as to the expected close of the transaction is a forward-looking statement.
Some factors that could potentially affect the timing of the closing include (among others) receipt of government approvals, consents of third parties and satisfaction of customary closing conditions.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Year 2000 Readiness Disclosure
------------------------------
The Marathon Group is executing Year 2000 action plans which include:

* prioritizing and focusing on those computerized and automated systems and processes ("systems") critical to the Marathon Group's operations in terms of material operational, safety, environmental and financial risk to the company.
*    allocating and committing appropriate resources to fix the problem.
* developing detailed contingency plans for those systems critical to the operations in terms of material operational, safety, environmental and financial risk to the company.
* communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, and the inclusion of Year 2000 readiness language in purchase orders and contracts.
*    performing rigorous Year 2000 tests of critical systems.
* participating in, and exchanging Year 2000 information with industry trade associations, such as the American Petroleum Institute ("API").
* engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 inventory, assessment and readiness.

State of Readiness

     Information Technology (IT) systems are 89% ready as of March 31, 1999. This is a decrease from 92% as of January 31, 1999 as reported in USX's 1998 Form 10-K. As a result of internal audits and continuing business unit review, additional IT systems (third party software packages) were identified in February and March 1999. These additional IT systems have been inventoried and assessed, however, Year 2000 readiness has not been achieved for all of them.
As a result, the overall readiness percent for IT systems decreased. Efforts continue to identify systems and processes that may be affected by the Year 2000, however, management believes the higher-risk systems have been identified. IT systems not Year 2000 ready at March 31, 1999 are expected to be completed by September 30, 1999.

     Inventorying of Non-Information Technology (Non-IT) systems was 98% complete as of March 31, 1999. Assessment of these inventoried systems was 86% completed. Of the inventory assessed, few require remediation. All Non-IT systems are scheduled to be Year 2000 ready by the end of the third quarter of 1999 except for a few system remediations which will be implemented during fourth quarter 1999 in conjunction with scheduled plant maintenance shutdowns.

     The following chart provides the percent of completion for the (i) inventory of systems and processes that may be affected by the Year 2000 ("Y2K Inventory"), (ii) analysis performed to determine the Year 2000 date impact of inventoried systems and processes ("Y2K Impact Assessment") and (iii) overall Year 2000 readiness of the Marathon Group's Year 2000 inventory ("Y2K Readiness of Overall Inventory"). The percent of completion for Y2K Readiness of overall Inventory includes all inventory systems not date impacted, those systems already Year 2000 ready and those corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                                                   Percent Completed

                                                                 Y2K
                                                         Y2K  Readiness
As of March 31, 1999                                    Impact    of
                                                 Y2K   Assess- Overall
                                              Inventory  ment Inventory
                                                ------  ------  ------
Information Technology                            100%    100%     89%
Non-Information Technology                         98%     86%     75%

Third Parties

     Third parties include suppliers, customers and vendors. Third party vendors are covered under the IT readiness efforts. Contacts have been made with all critical third parties to determine if they will be able to provide their services to the Marathon Group after the Year 2000. Each business unit is reviewing the compliancy status of critical third parties and contacting those that have not responded or have responded with an unacceptable status. Third parties risk to the business are being addressed as a part of the business unit's contingency planning and the appropriate plans are being developed to overcome any potential risk.

The Costs to Address Year 2000 Issues

     The estimated costs associated with Year 2000 readiness, are $42 million, of which $21 million are incremental costs. This reflects an increase of $6 million from the previously reported estimate, of which $2 million are incremental costs. The increase in estimated costs results primarily from increased use of external consultants, increased internal staffing, and the cost of replacing non-compliant non-IT systems. Total costs incurred as of March 31, 1999, were $21 million, including $9 million of incremental costs. Year 2000 costs may increase in the future as a result of problems that may be encountered during testing and requirements of the contingency plans that are being developed.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In a report issued February 24, 1999 by the United States Senate Special Committee on the Year 2000 Technology Problem, the committee expressed concern that many of the countries from which the United States imports oil are significantly behind the United States in their Year 2000 remediation efforts and oil production and transportation could be at some risk. In 1998, 64% or 577,000 bpd of the crude oil processed by MAP's refineries was from foreign sources and acquired primarily from various foreign national oil companies, producing companies and traders. Of this total, approximately 330,000 bpd was acquired from the Middle East. According to a report by the American Petroleum Institute and a February 1999 report by the United States Department of Energy, the four largest exporters of petroleum to the United States expect all critical systems to be Year 2000 compliant by the end of 1999. If any country is unable to export, other countries may be able to compensate. According to the API report, in any event, importing of oil would not stop instantaneously as there is always some crude oil en route to the United States. In addition, the United States government has a Strategic Petroleum Reserve as a buffer to protect against temporary interruption in foreign oil supplies. The Marathon Group could be adversely affected by a disruption in supply if alternate sources of supply were not available.

Contingency Planning

     The Marathon Group has participated in an API work group to develop a Year 2000 contingency plan format. This format, which addresses all Year 2000 areas of concern, has been adopted as the industry standard. Marathon business units are working on the "Plan Formulation" step of the API contingency plan format. Overall, contingency planning is 39% completed, which is ahead of the 30% milestone that was projected for March 31, 1999. These plans are to be completed and tested, when practical, by the end of the third quarter of 1999. A multiple occurrence emergency response drill for Year 2000 is planned for the third quarter of 1999.

     The foregoing Year 2000 discussion includes forward-looking statements of the Marathon Group's efforts, management's expectations and costs relating to Year 2000 readiness. These statements are based on certain assumptions including, but not limited to, the availability of programming and testing resources, vendors' ability to install or modify proprietary hardware and software, unanticipated problems identified in the ongoing Year 2000 readiness review, the effectiveness and execution of contingency plans and the level of incremental costs associated with Year 2000 readiness efforts. If these assumptions prove to be incorrect, actual results could differ materially from present expectations.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Accounting Standard
--------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations of the Marathon Group. USX plans to adopt the standard effective
January 1, 2000, as required.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of March 31, 1999 are provided in the following table:
(a)

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price decrease) (d)                      $4.8        $28.3
    Natural gas (price decrease) (d)                     9.2         23.7
    Refined products (price decrease) (d)                4.1         10.8

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 1999. Marathon Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to March 31, 1999, would cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout first quarter 1999, from a low of 453 contracts at March 11, to a high of 19,223 contracts at March 31, and averaged 8,321 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout first quarter 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     As of March 31, 1999, the discussion of the Marathon Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of March 31, 1999, the discussion of the Marathon Group's foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Equity Price Risk
-----------------

     As of March 31, 1999, the Marathon Group had no material exposure to equity price risk.

Safe Harbor
-----------
     The Marathon Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the Marathon Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply and demand for crude oil, natural gas and refined products. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's hedging programs may differ materially from those discussed in the forward-looking statements.


                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------
                                 ($ in Millions)
                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                     1999(a)        1998
                                                       ----         ----
INCOME (LOSS) FROM OPERATIONS
  Exploration & Production ("E&P")
    Domestic                                             $38          $74
    International                                        (2)           50
                                                       -----         -----
      Income For E&P Reportable Segment                   36          124
  Refining, Marketing & Transportation                    45           128
  Other Energy Related Businesses (b)                     15            14
                                                       -----         -----
        Income For Reportable Segments                   $96          $266

  Items Not Allocated To Reportable Segments:
   Administrative Expenses                              $(26)         $(38)
   Inventory Market Val. Res. Adjustment                 349            25
   Estimated loss on Sale of Scurlock Permian            (16)            -
   Gain on Ownership Change
     & Transition Charges-MAP                              -           225
   E&P Int'l. Impairment & Domestic Contract Settlement    -           (76)
                                                        ----         -----
      Marathon Group Income From Operations             $403          $402

CAPITAL EXPENDITURES
  Exploration & Production                              $149          $167
  Refining, Marketing & Transportation                    46            50
  Other (c)                                                1             2
                                                       -----         -----
      Total                                             $196          $219

EXPLORATION EXPENSE
  Domestic                                               $22           $38
  International (d)                                       41            44
                                                       -----         -----
      Total                                              $63           $82

INVESTMENTS IN AFFILIATES                                  -            $7
LOANS AND ADVANCES TO AFFILIATES                         $20           $22

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (e):
    United States                                      143.1        125.8
    Europe                                              34.0         40.4
    Other International                                 31.0          5.7
                                                       -----         -----
      Worldwide                                        208.1        171.9

Net Natural Gas Production (f):
    United States                                      769.3        748.2
    Europe (g)                                         399.5        453.6
    Other International                                189.5         13.1
                                                       -----       -------
      Total Consolidated                             1,358.3      1,214.9
    Equity Affiliate                                    35.6         42.5
                                                       -----       -------
      Worldwide                                      1,393.9      1,257.4

                        MARATHON GROUP OF USX CORPORATION
                 SUPPLEMENTAL STATISTICS (Continued) (Unaudited)
                       -----------------------------------
                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                       1999(a)      1998
                                                       ----         ----

Average Equity Sales Prices (h):
  Liquid Hydrocarbons (per Bbl)
    Domestic                                           $9.16       $12.10
    International                                      10.73        13.75
  Natural Gas (per Mcf)
    Domestic                                           $1.48        $1.90
    International                                       1.86         2.16


Crude Oil Refined (e)                                  848.2         905.3
Refined Products Sold (e)                            1,121.0       1,142.5
Matching buy/sell volumes included in refined
  products sold (e)                                     38.1          47.6
------------

      (a) Where applicable, results for first quarter 1999 include Marathon Canada Limited, formerly Tarragon Oil and Gas Limited, which was acquired by Marathon on
           August 12, 1998.
      (b) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
      (c) Includes other energy related businesses and corporate capital expenditures.
      (d)  Includes $30 million for impairment in the first quarter of 1998.
      (e)  Thousands of barrels per day
      (f)  Millions of cubic feet per day
      (g) Includes gas acquired for injection and subsequent resale of 20 and 26 mmcfd in the first quarters of 1999 and 1998, respectively.
      (h)  Prices exclude gains and losses from hedging activities.

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        1999         1998
--------------------------------------------------------------------------------
REVENUES:
  Sales                                               $1,246        $1,670
  Income (loss) from affiliates                          (23)           15
  Gain (loss) on disposal of assets                      (12)           11
                                                      ------        ------
     Total revenues                                    1,211         1,696
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           1,157         1,455
Selling, general and administrative expenses (credits)  (70)          (46)
  Depreciation, depletion and amortization                71            77
  Taxes other than income taxes                           55            48
                                                      ------        ------
     Total costs and expenses                          1,213         1,534
                                                      ------        ------
INCOME (LOSS) FROM OPERATIONS                             (2)          162
Net interest and other financial costs                     8            28
                                                      ------        ------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS                                   (10)           134
Provision (credit) for estimated income taxes             (1)           47
                                                      ------        ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                   (9)           87
Extraordinary loss on extinguishment of debt,
 net of income tax                                         5             -
                                                      ------        ------
NET INCOME (LOSS)                                        (14)           87
Dividends on preferred stock                               2             2
                                                      ------        ------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK             $(16)          $85
                                                      ======        ======
STEEL STOCK DATA:
  Income (loss) before extraordinary loss               $(11)          $85
    - Per share - basic                                 (.13)          .98
              - diluted                                (.13)          .95

  Extraordinary loss, net of income tax                    5             -
    - Per share - basic and diluted                      .05            -

  Net income (loss)                                     $(16)          $85
    - Per share - basic                                 (.18)         .98
              - diluted                                (.18)          .95

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Basic                                           88,368       86,600
    - Diluted                                         88,368       94,125

Selected notes to financial statements appear on pages 56-61.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     March 31   December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $18            $9
  Receivables, less allowance for doubtful
   accounts of $5 and $9                                 406           392
  Inventories                                            712           698
  Deferred income tax benefits                           177           176
                                                      ------        ------
     Total current assets                              1,313         1,275

Investments and long-term receivables,
 less reserves of $3 and $10                             637           743
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,000 and $5,939                                     2,506         2,500
Prepaid pensions                                       2,232         2,172
Other noncurrent assets                                   56            59
                                                      ------        ------
     Total assets                                     $6,744        $6,749
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                           $7           $13
  Accounts payable                                       577           501
  Payroll and benefits payable                           313           330
  Accrued taxes                                          137           150
  Accrued interest                                         7            10
  Long-term debt due within one year                      11            12
                                                      ------        ------
     Total current liabilities                         1,052         1,016

Long-term debt, less unamortized discount                444           464
Long-term deferred income taxes                          148           129
Employee benefits                                      2,319         2,315
Deferred credits and other liabilities                   480           484
Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

STOCKHOLDERS' EQUITY
Preferred stock                                            3             3
Common stockholders' equity                            2,050         2,090
                                                      ------        ------
     Total stockholders' equity                        2,053         2,093
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,744        $6,749
                                                      ======        ======

Selected notes to financial statements appear on pages 56-61.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                       $(14)          $87
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       5             -
  Depreciation, depletion and amortization                71            77
  Pensions and other postretirement benefits             (51)          (52)
  Deferred income taxes                                   22            43
  (Gain) loss on disposal of assets                       12           (11)
  Changes in:
     Current receivables  - sold                          30             -
                          - operating turnover           (33)           70
     Inventories                                         (14)          (13)
     Current accounts payable and accrued expenses        30           (44)
  All other - net                                         22           (23)
                                                      ------        ------
     Net cash provided from operating activities          80           134
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                     (79)          (57)
Disposal of assets                                         2             2
Restricted cash - deposits                                (4)            -
Affiliates - investments                                   -           (66)
All other - net                                            -             3
                                                      ------        ------
     Net cash used in investing activities               (81)         (118)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in U. S. Steel Group's portion of USX
 consolidated debt                                        42             7
Specifically attributed debt repayments                   (8)            -
Steel Stock issued                                         -             2
Cash restricted for redemption of debt                     -            (7)
Dividends paid                                           (24)          (24)
                                                      ------        ------
     Net cash provided from (used in)
         financing activities                             10           (22)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       9            (6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             9            18
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $18           $12
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(25)         $(23)
  Income taxes (paid) refunded, including settlements
   with the Marathon Group                                (2)           16

Selected notes to financial statements appear on pages 56-61.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)


     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 1999 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended
     December 31, 1998.

     2. The financial statements of the U. S. Steel Group include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. These financial statements are prepared using the amounts included in the USX consolidated financial statements. Corporate amounts reflected in these financial statements are determined based upon methods which management believes to be reasonable. The accounting policies applicable to the preparation of the financial statements of the
     U. S. Steel Group may be modified or rescinded in the sole discretion of the Board of Directors of USX (Board), although the Board has no present intention to do so. The Board may also adopt additional policies depending on the circumstances.

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

          The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the U. S. Steel Group and the Marathon Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     2.   (Continued)

          between the U. S. Steel Group and the Marathon Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

          The provision for estimated income taxes for the U. S. Steel Group is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities. Differences between the combined interim tax provisions of the U. S. Steel and Marathon Groups and USX consolidated are allocated to each group based on the relationship of the individual group provisions to the combined interim provisions.

     3.The U. S. Steel Group's total comprehensive income (loss) for the first quarter of 1999 was $(18) million and $87 million for the first quarter of 1998.

     4. The method of calculating net income (loss) per common share for the Steel Stock and Marathon Stock reflects the Board's intent that the separately reported earnings and surplus of the U. S. Steel Group and the Marathon Group, as determined consistent with the USX Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

          Basic net income (loss) per share is calculated by adjusting net income for dividend requirements of preferred stock and is based on the weighted average number of common shares outstanding.

          Diluted net income (loss) per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

          See Note 7, of the Notes to USX Consolidated Financial Statements for the computation of income per share.

     5.   On March 31, 1999, USX irrevocably deposited with a trustee the entire
     5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6-3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. The notes are exchangeable for shares of RTI common stock on a variable basis up to one share per note depending on the market price of RTI common stock at maturity. Ownership of any shares not required for satisfaction of the indexed debt will revert to USX.

          As a result of the above transaction, USX recorded in the first quarter of 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)

          the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in gain (loss) on disposal of assets. This transaction represents a noncash investing and financing activity of $56 million, which was the carrying value of the indexed debt at March 31, 1999.

          Additionally, a $13 million credit to adjust the indexed debt to settlement value at March 31, 1999, is included in net interest and other financial costs. The indexed debt adjustment in the first quarter of 1998 resulted in a charge of $4 million.

          In December 1996, USX had issued the $117 million of notes indexed to the common share price of RTI. At maturity, USX would have been required to exchange the notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. Since USX's investment in RTI was attributed to the U. S. Steel Group, the indexed debt was also attributed to the U. S. Steel Group. USX had a 26% investment in RTI and accounted for its investment using the equity method of accounting.

     6.   The U. S. Steel Group consists of one operating segment, U. S. Steel.
     U. S. Steel is engaged in the production and sale of steel mill products, coke and taconite pellets. U. S. Steel also engages in the following related business activities: the management of mineral resources, domestic coal mining, engineering and consulting services, and real estate development and management. The results of segment operations are as follows:

                                                      First Quarter Ended
                                                            March 31
(In millions)                                          1999         1998
--------------------------------------------------------------------------------

Revenues:
  Customer                                            $1,245        $1,669
  Intergroup (a)                                           1             -
  Equity in earnings (loss) of unconsolidated affiliates (23)           15
  Other                                                   10            12
                                                      ------        ------
     Total revenues                                   $1,233        $1,696
                                                      ======        ======
Segment income (loss)                                   $(59)         $106
                                                      ======        ======

(a)  Intergroup sales and transfers were conducted on an arm's-length basis.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     6.   (Continued)

          The following schedule reconciles segment revenue and income (loss) to amounts reported in the U. S. Steel Group's financial statements:

                                                      First Quarter Ended
                                                            March 31
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues of reportable segment                        $1,233        $1,696
Loss on investment in RTI stock used to satisfy
 indexed debt obligations                                (22)            -
                                                      ------        ------
     Total Group revenues                             $1,211        $1,696
                                                      ======        ======

Income (loss) for reportable segment                    $(59)         $106
Items not allocated to segment:
  Administrative expenses                                 (5)           (9)
  Pension credits                                        108            93
  Costs related to former business activities            (24)          (28)
  Loss on investment in RTI stock used to satisfy
   indexed debt obligations                              (22)            -
                                                      ------        ------
     Total Group income (loss) from operations           $(2)         $162
                                                      ======        ======

     7. Income (loss) from operations includes net periodic pension credits of $53 million and $51 million in the first quarter of 1999 and 1998, respectively. These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

     8. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                   -------------------------
                                                     March 31   December 31
                                                       1999         1998
                                                   -----------  -----------
    Raw materials                                       $157         $185
    Semi-finished products                               319          282
    Finished products                                    187          182
    Supplies and sundry items                             49           49
                                                        ----          ----
      Total                                             $712         $698
                                                        ====          ====

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

     9. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At March 31, 1999, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     10. At March 31, 1999, accounts receivable includes an estimated income tax receivable from the Marathon Group of $13 million, determined in accordance with the tax allocation policy discussed in Note 2.

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

          The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 1999, and December 31, 1998, accrued liabilities for remediation totaled $104 million and $97 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 1999 and for the years 1998 and 1997, such capital expenditures totaled $6 million, $49 million and $43 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          Guarantees by USX of the liabilities of affiliated entities of the U.
     S. Steel Group totaled $86 million at March 31, 1999. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of March 31, 1999, the largest guarantee for a single affiliate was $58 million.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     11.  (Continued)

          The U. S. Steel Group's contract commitments to acquire property, plant and equipment at March 31, 1999, totaled $168 million compared with $188 million at December 31, 1998.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is engaged in the production, transportation and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS/Kobe Steel Company ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, and VSZ U. S. Steel, s. r.o. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 73.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data -- Disclosures About Forward-Looking Information in USX
1998 Form 10-K.

Results of Operations
---------------------
     Revenues for the first quarter of 1999 and 1998 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------

Sales                                                 $1,246        $1,670
Income (loss) from affiliates                            (23)           15
Gain (loss) on disposal of assets                        (12)           11
                                                  ------------
  Total revenues                                       1,211         1,696
                                                      ======        ======

     Total revenues decreased by $485 million in the first quarter of 1999 compared with the first quarter of 1998. The decrease primarily reflected lower average steel product prices (average steel product prices decreased $40/ton), lower shipment volumes (total steel shipments decreased approximately 552,000 tons), and lower income from affiliates.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Income (loss) from operations for the U. S. Steel Group for the first quarter of 1999 and 1998 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------

Segment income (loss) for U. S. Steel Operations (a)    $(59)         $106
Items not allocated to segment:
  Pension credits                                        108            93
  Administrative expenses                                 (5)           (9)
  Costs related to former business activities (b)        (24)          (28)
  Loss on investment in RTI stock used to satisfy indexed
   debt obligations (c)                                  (22)           -
                                                      ------        ------
    Total income (loss) from operations                  $(2)         $162
                                                      ======        ======
------

        (a) Includes income from the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services.
         (b) Includes the portion of postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group.
         (c) For further details, see Note 5 to the U. S. Steel Group Financial Statements.

Segment income for U. S. Steel operations

     Segment income for U. S. Steel operations, which decreased $165 million in the first quarter of 1999, compared with the first quarter of 1998, included a $10 million charge for environmental accruals. In addition to the effect of this item, the decrease in segment income in the first quarter of 1999 for U. S. Steel operations was primarily due to lower average steel prices, lower shipments, lower income from affiliates, and increased pension costs charged to
U. S. Steel operations.

Steel product prices and shipment volumes continue to be negatively affected by the ongoing effects of steel imports, including the recent increase in imports of cut-to-length plate, and the continued weakness in tubular markets.

Items not allocated to segment

     Pension credits associated with pension plan assets and liabilities allocated to pre-1987 retirees and former businesses are not included in segment income for U. S. Steel operations. These pension credits, which are primarily noncash, totaled $108 million in first quarter of 1999, compared to $93 million in first quarter of 1998.

     Pension credits, combined with pension costs included in segment income for
U. S. Steel operations, resulted in net pension credits of $52 million in the first quarter of 1999 and $49 million in the first quarter of 1998. Future net pension credits can be volatile dependent upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected. For additional information on pensions, see Note 7 to the U. S. Steel Group Financial Statements.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Net interest and other financial costs for the first quarter of 1999 and 1998 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
Net interest and other financial costs                    $8           $28
Less:
  Favorable (unfavorable) adjustment to
   carrying value of indexed debt(a)                      13            (4)
                                                      ------        ------
Net interest and other financial costs
  adjusted to exclude above item                         $21           $24
                                                      ======        ======

-------
      (a)In December 1996, USX issued $117 million of 6 3/4% Exchangeable Notes Due February 1, 2000 ("indexed debt") indexed to the price of RTI common stock. On March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under its indexed debt. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. The notes are exchangeable for shares of RTI common stock on a variable basis up to one share per note depending on the market price of RTI common stock at maturity. If the market price of RTI common stock at maturity exceeds $21.375 per share the entire 5.5 million shares will not be required to satisfy USX's obligation under the indexed debt. Ownership of any shares not required for satisfaction of the indexed debt will revert to USX. A maximum of 838,000 shares, or 4% of the shares of RTI common stock outstanding on March 31, 1999, would revert to USX if the market price of RTI common stock at maturity equals or exceeds $25.23 per share. There will be no indexed debt adjustment or interest expense related to indexed debt in future quarters. For further discussion, see Note 5 to the U. S. Steel Group Financial Statements.

     Adjusted net interest and other financial costs decreased by $3 million in the first quarter of 1999 as compared with the same period in 1998, due primarily to lower average interest rates.

     The provision for estimated income taxes in the first quarter of 1999 decreased compared to the same period in 1998 due to a decline in income from operations.

     The extraordinary loss on extinguishment of debt of $5 million (net of $3 million income tax benefit) in the first quarter of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt. For further discussion, see Note 5 to the U. S. Steel Group Financial Statements.

     Net loss in the first quarter of 1999 was $14 million, compared with net income of $87 million in the first quarter of 1998. Net income decreased $101 million in the first quarter of 1999 compared to the same period in 1998, primarily reflecting the factors discussed above.

Operating Statistics
--------------------
     First quarter 1999 steel shipments of 2.4 million tons and raw steel production of 2.7 million tons decreased 19% and 13%, respectively, from the same period in 1998. Raw steel capability utilization in the first quarter of 1999 averaged 87.1%, compared to 99.6% in the same period in 1998. Production and raw steel capability utilization in the first quarter of 1999 continued to be negatively impacted by the ongoing effects of steel imports.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Cash Flows
----------
     Net cash provided from operating activities decreased $54 million in the first quarter of 1999, compared with the first quarter of 1998. The decrease was due mainly to decreased profitability.

     Capital expenditures in the first quarter of 1999 were $79 million, compared with $57 million in the same period in 1998. Contract commitments for capital expenditures at March 31, 1999, totaled $168 million, compared with $188 million at year-end 1998.

     Net cash used in investments in equity affiliates in the first quarter of 1998 of $66 million primarily reflects funding for entry into a joint venture in Slovakia with VSZ a.s. ("VSZ"). In February 1998, this 50-50 joint venture, doing business as VSZ U. S. Steel, s. r.o., took over ownership and operation of an existing tin mill facility at VSZ's Ocel plant in Kosice, with annual production capability of 140,000 metric tons.

     Financial obligations (excluding the noncash satisfaction of the indexed debt) increased by $34 million in the first quarter of 1999. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

Derivative Instruments
     See Quantitative and Qualitative Disclosures About Market Risk for discussion of derivative instruments and associated market risk for U. S. Steel Group.

Liquidity
     For discussion of USX's liquidity and capital resources, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

Environmental Matters, Litigation and Contingencies
---------------------------------------------------
     The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. The U. S. Steel Group believes that all of its domestic competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and the specific products and services it provides. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of the U. S. Steel Group could be adversely affected.

     USX has been notified that it is a potential responsible party (``PRP'') at 25 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act (``CERCLA'') as of March 31, 1999. In addition, there are 13 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 34 additional sites related to the U. S. Steel Group where remediation is being sought

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 11 to the U. S. Steel Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group.

Outlook
-------
     Shipment volumes and average steel product prices in the second quarter for
U. S. Steel Group and its domestic joint ventures are expected to be lower than the second quarter of 1998 due to the ongoing effects of steel imports, including the recent increase in imports of cut-to-length plate, and continued weak tubular markets. In recent years, demand for steel in the United States has been at high levels. Any weakness in the U.S. economy for capital goods or consumer durables could further adversely impact U. S. Steel Group's product prices and shipment levels.

     During the second quarter of 1999, the Fairfield Works seamless pipe mill will be down for approximately five weeks for a major upgrade which will improve the productivity and quality from that facility.

     On August 1, 1999, U. S. Steel, along with several major steel competitors, faces the expiration of the labor agreement with the United Steelworkers of America ("USWA"). U. S. Steel's ability to negotiate an acceptable labor contract is essential to ongoing operations. Any labor interruptions could have an adverse effect on operations, financial results and cash flow.

     Steel imports to the United States accounted for an estimated 26%, 30% and 24% of the domestic steel market in the first two months of 1999, and for the years 1998 and 1997, respectively. Steel imports of cut-to-length plate increased 40% in the first two months of 1999, compared to the same period in 1998.

     On September 30, 1998, U. S. Steel joined with 11 other producers and the USWA to file trade cases against Japan, Russia, and Brazil. Those filings contend that millions of tons of unfairly traded hot-rolled carbon sheet products have caused serious injury to the domestic steel industry through rapidly falling prices and lost business. The U. S. International Trade Commission ("ITC"), in its preliminary determination in November 1998, found the domestic steel industry was being threatened with material injury as a result of imports of hot-rolled carbon sheet products from these three countries and, on February 12, 1999, the U.S. Department of Commerce ("Commerce") announced preliminary duty determinations on imports from Japan and Brazil. Thereafter, on February 22, 1999, the Clinton Administration,

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

contemporaneous with announcing preliminary duty determinations on hot-rolled product imports from Russia, announced that it had initialed two agreements with the Russian government concerning steel imports. One agreement suspends the investigation concerning hot-rolled product imports and the second is a comprehensive agreement concerning all steel product imports from Russia except for plate products and hot-rolled products. On April 29, 1999, Commerce announced its final decision that Japan was dumping hot-rolled steel in the domestic market. Japan could be liable to pay duties ranging from 17.86 percent to 67.14 percent on the products. The Commerce decision means importers of steel from Japan will be required to post bonds to cover the duties on the imports, pending the outcome of a separate ruling by the ITC. The preliminary injury determination and the preliminary duty determinations are subject to further investigation by the ITC on imports from Japan, Russia and Brazil, and Commerce on imports from Russia and Brazil.

     On February 16, 1999, U.S. Steel joined with four other producers and the USWA to file trade cases against eight countries (Japan, South Korea, India, Indonesia, Macedonia, the Czech Republic, France, and Italy) concerning imports of cut-to-length plate products. Anti-dumping cases were filed against all the countries and countervailing duty cases were filed against six of the countries. On April 2, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from six of the countries. (The ITC determined that the volume of imports from Macedonia and the Czech Republic were negligible and had declined in importance in the United States market relative to the other countries.) Commerce is expected to announce preliminary duty determinations in early July. The preliminary injury determination and the to-be-announced preliminary duty determinations are subject to further investigation by the ITC and Commerce.

     USX intends to file additional anti-dumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

     The forgoing discussion includes statements concerning anticipated steel demand, steel pricing, and shipment levels are forward-looking and are based upon assumptions as to future product prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by imports, domestic and international economies, domestic production capacity, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

     On April 12, 1999, U. S. Steel Group and Kobe Steel, Ltd. announced that they had entered into a letter of intent with Blackstone Capital Partners II (Blackstone) to combine USS/KOBE steelmaking and bar producing assets in Lorain, Ohio with those of companies controlled by Blackstone (Republic Technologies International Inc., Republic Engineered Steels, Inc., and Bar Technologies Inc.). The transaction, which is subject to numerous conditions, is not expected to close until summer. The seamless pipe business of USS/KOBE is excluded from this transaction and will continue to operate as a joint venture partnership between USX and Kobe Steel. USX and Kobe would jointly own approximately 30% of the combined operations. Pending

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

negotiation of a definitive agreement, USX may need to consider an impairment of the carrying value of its investment in USS/Kobe Steel later in 1999. The need to recognize any impairment loss will depend upon the resolution of the contingencies to the proposed transaction, decisions to temporarily idle any operations or to reduce the workforce, and the completion of accounting valuations of the net assets of the combined businesses.


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

     prioritizing and focusing on those computerized and automated systems and processes critical to the operations in terms of material safety, operational, environmental, quality and financial risk to the company.
     allocating and committing appropriate resources to fix the problem. communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, on-site assessments and the inclusion of Year 2000 readiness language in purchase orders and contracts.
     performing rigorous Year 2000 tests of critical systems.
     participating in, and exchanging Year 2000 information with industry trade associations, such as the American Iron & Steel Institute, Association of Iron & Steel Engineers and the Steel Industry Systems Association.
     engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 impact assessment and readiness effort.

State of Readiness

     The U. S. Steel Group's progress on achieving Year 2000 readiness is currently on pace with stated objectives. Certain systems/processes are to be replaced and/or upgraded with third-party Year 2000 ready products and services. All systems and processes are targeted to be Year 2000 ready, including integration testing, by the end of the third quarter, 1999. This schedule may be impacted by the availability of information and services from third-party suppliers/vendors on the Year 2000 readiness of their products and services. Generally, efforts in 1999 will be primarily devoted to both Year 2000 systems and integration testing, tracking of the readiness of third parties, developing contingency plans and verifying the state of Year 2000 readiness.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

                                                   Percent Completed
                                                                 Y2K
                                                         Y2K  Readiness
                                                        Impact    of
                                                 Y2K   Assess- Overall
As of March 31, 1999                          Inventory  ment Inventory
                                                ------  ------  ------
Information Technology                            100%     99%     96%
Non-Information Technology                        100%     98%     96%

Third Parties

The U. S. Steel Group continues to review its third party relationships (including, but not limited to outside processors, process control systems and hardware suppliers, telecommunication providers, and transportation carriers) to determine those critical to its operations. The majority of contacts have been made with critical third parties to determine if they will be able to provide their product and service to the U. S. Steel Group after the Year 2000. An aggressive follow-up process with those third parties not responding or returning an unacceptable response is underway. Communications with U. S. Steel Group's third parties is an on-going process which includes mailings, telephone contacts and on-site visits. If it is determined that there is a significant risk with a third party, an effort will be made to work with those third parties to resolve the issue, or a new provider of the same products or services will be investigated and secured. As of March 31, 1999, the U. S. Steel Group has sent out approximately 900 inquiries and over 85% have responded. Approximately 490 of these third parties are considered critical vendors/suppliers, including outside steel processors. The response rate for the critical third parties is at 97%. Follow-up phone assessments have been made on 30% (145) of the critical third parties. For over 82% of those assessed to date, there is a medium to high level of assurance that the third parties will be Year 2000 ready. In addition, on-site Year 2000 assessments have also been made on several critical third parties to verify the effectiveness and accuracy of their responses. Other on-site assessments are planned, as conditions warrant. Additional follow-up phone and/or on-site assessments as deemed necessary are scheduled for completion by the end of third quarter, 1999.

The Costs to Address Year 2000 Issues

     The current estimated cost associated with Year 2000 readiness, is approximately $29 million, which includes $16 million in incremental cost. Total costs incurred as of March 31, 1999, were $16 million, including $7 million of incremental costs. As Y2K Impact Assessment nears completion and the renovation planning, readiness implementation and testing evolve, the estimated costs may change.

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

Accounting Standard
--------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. It is possible that there will be derivative instruments employed in our businesses that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations for the U. S. Steel Group. USX plans to adopt the standard effective January 1, 2000, as required.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of March 31, 1999 are provided in the following table:
(a)

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
U. S. Steel Group
    Natural gas                                         $2.4         $6.0
    Zinc                                                 2.0          4.6
    Tin                                                   .3           .6
    Nickel                                                .1           .2

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 1999. U. S. Steel Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to March 31, 1999, would cause future pretax income effects to differ from those presented in the table.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     As of March 31, 1999, the discussion of the U. S. Steel Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of March 31, 1999, the U. S. Steel Group had no material exposure to foreign currency exchange rate risk.

Equity Price Risk
-----------------
     USX was subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes due February 1, 2000 ("indexed debt"). However, on March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under the indexed debt. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. USX is no longer exposed to any negative risks associated with changes in the value of RTI common stock. For further discussion, see Note 5 to the U.S. Steel Group Financial Statements.

Safe Harbor
-----------
     The U. S. Steel Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the U. S. Steel Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply and demand for steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the U. S. Steel Group's hedging programs may differ materially from those discussed in the forward-looking statements.

                      U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                      ------------------------------------
                                 ($ in Millions)

                                                         First Quarter
                                                         Ended March 31
                                                         --------------
                                                      1999          1998
                                                     ----           ----
REVENUES                                              $1,211        $1,696

INCOME (LOSS) FROM OPERATIONS

  U. S. Steel Operations (a) (b)                        $(59)         $106
  Items not allocated to segment:
   Pension Credits                                       108            93
   Administrative Expenses                                (5)           (9)
   Costs related to former business activities (c)       (24)          (28)
   Loss on investment in RTI stock used to satisfy indexed
     debt obligations                                    (22)            -
                                                       -----         -----
  Total U. S. Steel Group                                $(2)         $162

PENSION COSTS INCLUDED IN U. S. STEEL OPERATIONS         $56           $44

CAPITAL EXPENDITURES                                     $79           $57

OPERATING STATISTICS

  Average steel price per ton                           $436          $476
  Steel Shipments (d)                                  2,381         2,933
  Raw Steel-Production (d)                             2,743         3,143
  Raw Steel-Capability Utilization (e)                 87.1%         99.6%
  Total iron ore shipments                             1,363         1,783

-----------

         (a) Results in first quarter 1999 included a $10 million charge for environmental accruals.

         (b) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; engineering and consulting services; and equity income from joint ventures and partially owned companies, such as USS/Kobe Steel Company, USS-POSCO Industries, PRO-TEC Coating Company, Transtar Inc., and RTI International Metals, Inc. (formerly RMI Titanium Company). Also includes results of real estate development and management, and leasing and financing activities.

         (c) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.

         (d) Thousands of net tons

         (e) Based on annual raw steel production capability of 12.8 million tons.


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

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       1999         1998
                                                       ----         ----
INCOME DATA:
Revenues                                              $4,842        $5,489
Income from operations                                   408           408
Net income                                               111           173

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       1999         1998
                                                     --------   -----------

BALANCE SHEET DATA:
Assets:
Current assets                                        $4,771        $4,742
Noncurrent assets                                     11,153        11,420
                                                      ------        ------
Total assets                                         $15,924       $16,162
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $2,318        $2,543
Noncurrent liabilities                                 9,162         9,428
Preferred stock of subsidiary                             11            17
Minority interest in consolidated subsidiary           1,735         1,590
Stockholder's equity                                   2,698         2,584
                                                      ------        ------
Total liabilities and stockholder's equity           $15,924       $16,162
                                                      ======        ======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

               3.1 USX Restated Certificate of
                    Incorporation dated
               September 1, 1996................. Incorporated by reference to
                                                  Exhibit 3.1 to the USX Report
                                                  on Form 10-Q for the quarter
                                                  ended March 31, 1997.
               3.2 USX By-Laws, effective as of
               July 30, 1996.....................Incorporated by reference to
                                                 Exhibit 3(a) to the USX
                                                 Report on Form 10-Q for the
                                                 quarter ended June 30, 1996.
               3.3 Amendments to USX By-Laws
                  adopted by the Board of
               Directors on February 23, 1999   Incorporated by reference to
                                                Exhibit 3(c) to the USX
                                                Report on Form 10-K for
                                                the year ended
                                                December 31, 1998
               4.1 Amended and Restated Rights
               Agreement.......................Incorporated by reference
                                               to USX's Form 8 Amendment to
                                               Form 8-A filed on October 9,
                                               1992 (File No. 1-5153).

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

      Form 8-K dated January 26, 1999, reporting under Item 5. Other Events, the announcement of the USX-Marathon Group 1999 capital, investment and exploration budget and filing the related press release. Also, under
      Item 5. Other Events, USX Corporation filed revised calculations of the computation of ratio of earnings to combined fixed charges and preferred stock dividends and the computation of the ratio of earnings to fixed charges for each of the year-to-date periods ended March 31, June 30, and September 30, 1998.

      Form 8-K dated January 27, 1999, reporting under Item 5. Other Events, and Underwriting Agreement in connection with the issuance of 6.65% Notes Due 2006 pursuant to a shelf registration on Form S-3, File No. 333-56867.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      USX CORPORATION


      By /s/ Kenneth L. Matheny
         Kenneth L. Matheny
          Vice President &
            Comptroller

May 12, 1999