Form 10-Q
period 1999-06-30
USX CORP
filed 1999-08-13
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Common stock outstanding at July 31, 1999 follows:

               USX-Marathon Group       -  308,744,772 shares
               USX-U. S. Steel Group    -   88,369,055 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 1999
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          21

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         22

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        30

               Financial Statistics                                 32

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               33

               Marathon Group Balance Sheet                         34

               Marathon Group Statement of Cash Flows               35

               Selected Notes to Financial Statements               36

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              45

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        59

               Supplemental Statistics                              61

                                 USX CORPORATION
                                  SEC FORM 10-Q
                           QUARTER ENDED June 30, 1999
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            62

               U. S. Steel Group Balance Sheet                      63

               U. S. Steel Group Statement of Cash Flows            64

               Selected Notes to Financial Statements               65

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          72

       Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                        83

               Supplemental Statistics                              85

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings                                    86

Item 4.        Submission of Matters to a Vote of Security Holders  87

Item 5.        Other Information                                    88

Item 6.        Exhibits and Reports on Form 8-K                     89

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1999    1998    1999     1998
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $6,731  $7,182 $12,809  $14,082
 Dividend and affiliate income                      18      46      11       71
 Gain (loss) on disposal of assets                   9      30     (13)      44
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                      -      (2)      -      246
 Other income                                        8       4      13       17
                                                ------  ------  ------   ------
   Total revenues                                6,766   7,260  12,820   14,460
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      4,810   5,095   9,364   10,266
 Selling, general and administrative expenses       37      67      89      152
 Depreciation, depletion and amortization          301     281     609      628
 Taxes other than income taxes                   1,123   1,075   2,148    2,051
 Exploration expenses                               59      75     122      157
 Inventory market valuation credits                (66)     (3)   (415)     (28)
                                                ------  ------  ------   ------
   Total costs and expenses                      6,264   6,590  11,917   13,226
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             502     670     903    1,234
Net interest and other financial costs              91      71     174      153
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     112     158     257      212
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS                              299     441     472      869
Provision for estimated income taxes               110     143     173      301
                                                ------  ------  ------   ------
INCOME BEFORE EXTRAORDINARY LOSS                   189     298     299      568
Extraordinary loss on extinguishment of debt,
 net of income tax                                   -       -       5        -
                                                ------  ------  ------   ------
NET INCOME                                         189     298     294      568
Dividends on preferred stock                         3       3       5        5
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $186    $295    $289     $563
                                                ======  ======  ======   ======






Selected notes to financial statements appear on pages 9-20.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1999    1998    1999     1998
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                       $134    $162    $253     $345
   - Per share - basic and diluted                 .43     .56     .82     1.19

 Dividends paid per share                          .21     .21     .42      .42

 Weighted average shares, in thousands
   - Basic                                     309,054 289,591 309,041  289,220
   - Diluted                                   309,462 290,263 309,332  289,879

APPLICABLE TO STEEL STOCK:

 Income before extraordinary loss                  $52    $133     $41     $218
   - Per share - basic                             .60    1.53     .47     2.51
            - diluted                              .59    1.46     .47     2.41

 Extraordinary loss, net of income tax               -       -       5        -
   - Per share - basic and diluted                   -       -     .06        -

 Net income                                        $52    $133     $36     $218
   - Per share - basic                             .60    1.53     .41     2.51
            - diluted                              .59    1.46     .41     2.41

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Basic                                      88,387  86,953  88,378   86,777
   - Diluted                                    92,647  94,507  88,379   94,314

















Selected notes to financial statements appear on pages 9-20.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                     June 30    December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $99          $146
  Receivables, less allowance for doubtful
   accounts of $8 and $12                              1,689         1,663
  Inventories                                          2,607         2,008
  Deferred income tax benefits                           218           217
  Other current assets                                   230           172
                                                      ------        ------
     Total current assets                              4,843         4,206

Investments and long-term receivables,
 less reserves of $3 and $10                           1,175         1,249
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $16,632 and $16,238                                  12,723        12,929
Prepaid pensions                                       2,530         2,413
Other noncurrent assets                                  329           336
                                                      ------        ------
     Total assets                                    $21,600       $21,133
                                                      ======        ======


























Selected notes to financial statements appear on pages 9-20.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     June 30    December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                         $149          $145
  Accounts payable                                     2,526         2,478
  Distribution payable to minority shareholder of
   Marathon Ashland Petroleum LLC                          -           103
  Payroll and benefits payable                           445           480
  Accrued taxes                                          301           245
  Accrued interest                                       103            97
  Long-term debt due within one year                      82            71
                                                      ------        ------
     Total current liabilities                         3,606         3,619

Long-term debt, less unamortized discount              4,059         3,920
Long-term deferred income taxes                        1,656         1,579
Employee benefits                                      2,858         2,868
Deferred credits and other liabilities                   726           720
Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

Minority interest in Marathon Ashland Petroleum LLC    1,744         1,590

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,767,787 shares
  ($138 liquidation preference)                            3             3
Common stocks:
  Marathon Stock issued - 308,722,152 shares and
   308,458,835 shares                                    309           308
  Steel Stock issued - 88,368,566 shares and
   88,336,439 shares                                      88            88
  Securities exchangeable solely into Marathon Stock
   issued - 309,138 shares and 507,324 shares              -             1
Additional paid-in capital                             4,592         4,587
Deferred compensation                                     (1)           (1)
Retained earnings                                      1,582         1,467
Accumulated other comprehensive income (loss)            (54)          (48)
                                                      ------        ------
     Total stockholders' equity                        6,519         6,405
                                                      ------        ------
     Total liabilities and stockholders' equity      $21,600       $21,133
                                                      ======        ======


Selected notes to financial statements appear on pages 9-20.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $294          $568
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       5             -
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   51            82
  Depreciation, depletion and amortization               609           628
  Exploratory dry well costs                              62            97
  Inventory market valuation credits                    (415)          (28)
  Pensions and other postretirement benefits            (116)         (101)
  Deferred income taxes                                   98           180
Gain on ownership change in Marathon Ashland
   Petroleum LLC                                           -          (246)
  (Gain) loss on disposal of assets                       13           (44)
  Changes in:
     Current receivables    - sold                        30             -
                            - operating turnover        (301)          236
Inventories                                             (221)         (193)
     Current accounts payable and accrued expenses       385             6
  All other - net                                        (33)          (96)
                                                      ------        ------
     Net cash provided from operating activities         461         1,089
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (685)         (686)
Disposal of assets                                       182            45
Restricted cash-withdrawals                               39           202
             - deposits                                  (26)         (390)
Affiliates -investments - net                             -            (71)
         - loans and advances                            (56)          (58)
         - repayments of loans and advances                -            63
All other - net                                           (3)           26
                                                      ------        ------
     Net cash used in investing activities              (549)         (869)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit
 arrangements - net                                     (51)          (121)
Other debt - borrowings                                  459           842
           - repayments                                 (195)         (100)
Common stock - issued                                      8            75
           - repurchased                                   -          (195)
Dividends paid                                          (179)         (170)
                                                      ------        ------
     Net cash provided from financing activities          42           331
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (47)          551
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           146            54
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $99          $605
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(178)        $(144)
  Income taxes paid                                      (12)         (150)

Selected notes to financial statements appear on pages 9-20.

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

          In December 1996, USX had issued $117 million of notes indexed to the common share price of RTI. At maturity, USX would have been required to exchange the notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. Since USX's investment in RTI was attributed to the U. S. Steel Group, the indexed debt was also attributed to the U. S. Steel Group. USX had a 26% investment in RTI and accounted for its investment using the equity method of accounting.

     3. Total comprehensive income for the second quarter of 1999 and 1998 was $185 million and $294 million, respectively, and $288 million and $565 million for the six months of 1999 and 1998, respectively.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     4. The Marathon Group's operations consists of three reportable operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through Marathon Ashland Petroleum LLC (MAP); and 3) Other Energy Related Businesses (OERB). OERB is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The U. S. Steel Group consists of one operating segment, U. S. Steel (USS). USS is engaged in the production and sale of steel mill products, coke and taconite pellets. USS also engages in the following related business activities: the management of mineral resources, domestic coal mining, engineering and consulting services, and real estate development and management. The results of segment operations are as follows:

                                                 Total
                                                Marathon
(In millions)                E&P    RM&T   OERB Segments  USS  Total
--------------------------------------------------------------------------------
SECOND QUARTER 1999
Revenues:
 Customer                  $689  $4,637    $113 $5,439 $1,292 $6,731
 Intersegment (a)            34       4       6     44     -     44
 Intergroup (a)               4       -       4      8    11     19
 Equity in earnings (losses) of
   unconsolidated affiliates  3       4       5     12   (10)     2
 Other                       13      10       6     29    11     40
                           -----   -----   -----  ----- -----  -----
 Total revenues            $743  $4,655    $134 $5,532 $1,304 $6,836
                           =====   =====   =====  ===== =====  =====
Segment income (loss)       $124    $228     $19   $371   $(9)  $362
                           =====   =====   =====  ===== =====  =====

SECOND QUARTER 1998
Revenues:
 Customer                  $499  $4,928     $66 $5,493$1,689 $7,182
 Intersegment (a)            41       1       2     44     -     44
 Intergroup (a)               2       -       1      3     -      3
 Equity in earnings of
   unconsolidated affiliates  2       3       1      6    28     34
 Other                       20      11       3     34    16     50
                           -----   -----   -----  ----- -----  -----
 Total revenues            $564  $4,943     $73 $5,580 $1,733 $7,313
                           =====   =====   =====  =====  ====  =====
Segment income               $73    $397      $3   $473  $154   $627
                           =====   =====   =====  ===== =====  =====

(a)Intersegment and intergroup sales and transfers were conducted on an arm's-length basis.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     4.   (Continued)

                                                 Total
                                                Marathon
(In millions)                E&P    RM&T   OERB Segments  USS  Total
--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1999
Revenues:
 Customer                $1,261  $8,816    $195 $10,272 $2,537 $12,809
 Intersegment (a)            68       9      15      92     -      92
 Intergroup (a)               7       -       8      15    12      27
 Equity in earnings (losses) of
   unconsolidated affiliates  4       7      13      24   (33)    (9)
 Other                       19      16       9      44    21     65
                           -----   -----   -----  ----- -----  -----
 Total revenues          $1,359  $8,848    $240 $10,447 $2,537 $12,984
                           =====   =====   =====  ===== =====  =====
Segment income (loss)       $160    $273     $34   $467  $(68)  $399
                           =====   =====   =====  ===== =====  =====

SIX MONTHS ENDED JUNE 30, 1998
Revenues:
 Customer                $1,017  $9,520    $162 $10,699 $3,358 $14,057
 Intersegment (a)            84       2       4      90     -     90
 Intergroup (a)               6       -       4      10     -     10
 Equity in earnings of
   unconsolidated affiliates  1       6       6     13     43      56
 Other                       21      24       5     50     28      78
                           -----   -----   -----  ----- -----  -----
 Total revenues          $1,129  $9,552    $181 $10,862 $3,429 $14,291
                           =====   =====   =====  =====  ====  =====
Segment income              $197    $525     $17   $739  $260   $999
                           =====   =====   =====  ===== =====  =====

(a)Intersegment and intergroup sales and transfers were conducted on an arm's-length basis.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)



     4.   (Continued)



    The following schedules reconcile segment revenues and income (loss) to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                                Marathon GroupU. S. Steel Group
                                                Second Quarter  Second Quarter
                                                    Ended           Ended
                                                   June 30         June 30
(In millions)                                    1999    1998    1999     1998
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments                $5,532  $5,580  $1,304   $1,733
 Items not allocated to segments:
  Loss on ownership change in MAP                    -      (2)      -        -
  Other                                             (7)      -       -        -
 Elimination of intersegment revenues              (44)    (44)      -        -
 Administrative revenues                             -      (4)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                         $5,481  $5,530  $1,304   $1,733
                                                ======  ======  ======   ======

Income:
 Income (loss) for reportable segments            $371    $473     $(9)    $154
 Items not allocated to segments:
  Loss on ownership change in MAP                    -      (2)      -        -
  Administrative expenses                          (31)    (21)     (8)      (5)
  Pension credits                                    -       -     140       93
  Costs related to former business activities        -       -     (20)     (25)
  Inventory market valuation adjustments            66       3       -        -
  Other (a)                                         (7)      -       -        -
                                                ------  ------  ------   ------
   Total Group income from operations             $399    $453    $103     $217
                                                ======  ======  ======   ======

(a)Represents for the Marathon Group in 1999, estimated loss on sale of Carnegie Natural Gas Company and affiliated subsidiaries (Carnegie).

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     4.   (Continued)
                                                Marathon GroupU. S. Steel Group
                                                  Six Months      Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(In millions)                                    1999    1998    1999     1998
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments               $10,447 $10,862  $2,537   $3,429
 Items not allocated to segments:
  Gain on ownership change in MAP                    -     246       -        -
  Other                                            (23)     24     (22)       -
 Elimination of intersegment revenues              (92)    (90)      -        -
 Administrative revenues                             -      (1)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                        $10,332 $11,041  $2,515   $3,429
                                                ======  ======  ======   ======

Income:
 Income (loss) for reportable segments            $467    $739    $(68)    $260
 Items not allocated to segments:
  Gain on ownership change in MAP                    -     246       -        -
  Administrative expenses                          (57)    (59)    (13)     (14)
  Pension credits                                    -       -     248      186
  Costs related to former business activities        -       -     (44)     (53)
  Inventory market valuation adjustments           415      28       -        -
  Other (a)                                        (23)    (99)    (22)       -
                                                ------  ------  ------   ------
   Total Group income from operations             $802    $855    $101     $379
                                                ======  ======  ======   ======

(a) Represents for the Marathon Group in 1999, loss on sale of Scurlock and Carnegie, and in 1998, international exploration and production property impairments, MAP transition charges and gas contract settlement. For the U. S. Steel Group in 1999, represents loss on investment in RTI stock used to satisfy indexed debt obligations.

     5. In the second quarter of 1999, MAP sold Scurlock Permian LLC (Scurlock), its crude oil gathering business, to Plains Marketing, L.P for $136 million. During the first six months of 1999, MAP recorded a pretax loss of $16 million related to the sale. Scurlock had been reported as part of the Marathon Group's refining, marketing and transportation operating segment.

    On June 1, 1999, the Marathon Group announced that it had signed a definitive agreement to sell Carnegie to Equitable Resources, Inc. The transaction is expected to close later this year. Carnegie is engaged in natural gas production, transmission, distribution, sales and storage activities in Pennsylvania and West Virginia. At June 30, 1999, the net assets held for sale have been included in other current assets in the consolidated balance sheet. During the second quarter of 1999, USX recorded an estimated pretax loss of $7 million related to the sale. Carnegie has been reported as part of the Marathon Group's other energy related businesses operating segment.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     6. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                  (In millions)
                                        -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1999    1998    1999     1998
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                  $1,003    $958  $1,916   $1,834
    Matching crude oil and refined product
      buy/sell transactions settled in cash        698     994   1,570    1,982

     7. Income from operations includes net periodic pension credits of $83 million and $48 million in the second quarter of 1999 and 1998, respectively, ($128 million and $98 million in the first six months of 1999 and 1998, respectively.) These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

          In the second quarter of 1999, USX recognized a one-time pretax settlement gain of $35 million, related mainly to pension costs of employees who retired under the U. S. Steel Group 1998 voluntary early retirement program. This noncash settlement gain is included in selling, general and administrative expenses.

     8. The provision for estimated income taxes for the periods reported is based on tax rates and amounts which recognize management's best estimate of current and deferred tax assets and liabilities.

     9. The method of calculating net income per share for the Marathon Stock and Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the
     U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group and the U. S. Steel Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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


     9.   (Continued)

          COMPUTATION OF INCOME PER SHARE
                                              Second Quarter Ended
                                                    June 30
                                                     1999            1998
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group

Net income (millions)                             $134    $134    $162     $162
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   309,054 309,054 289,591  289,591
 Effect of dilutive stock options                    -     408       -      672
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   309,054 309,462 289,591  290,263
                                                ======  ======  ======   ======
Net income per share                              $.43    $.43    $.56     $.56
                                                ======  ======  ======   ======
U. S. Steel Group

Net income (millions):
 Net income                                        $55     $55    $136     $136
 Dividends on preferred stock                        3       3       3        -
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock               52      52     133      136
 Effect of dilutive convertible securities           -       2       -        2
                                                ------  ------  ------   ------
   Net income assuming conversions                 $52     $54    $133     $138
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,387  88,387  86,953   86,953
 Effect of dilutive securities:
  Trust preferred securities                         -   4,256       -    4,256
  Preferred stock                                    -       -       -    3,211
  Stock options                                      -       4       -       87
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,387  92,647  86,953   94,507
                                                ======  ======  ======   ======
 Net income per share                             $.60    $.59   $1.53    $1.46
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

     9.   (Continued)

          COMPUTATION OF INCOME PER SHARE
                                                Six Months Ended
                                                    June 30
                                                     1999            1998
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group

Net income (millions)                             $253    $253    $345     $345
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   309,041 309,041 289,220  289,220
 Effect of dilutive stock options                    -     291       -      659
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   309,041 309,332 289,220  289,879
                                                ======  ======  ======   ======
Net income per share                              $.82    $.82   $1.19    $1.19
                                                ======  ======  ======   ======
U. S. Steel Group

Net income (millions):
 Income before extraordinary loss                  $46     $46    $223     $223
 Dividends on preferred stock                        5       5       5        -
 Extraordinary loss                                  5       5       -        -
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock               36      36     218      223
 Effect of dilutive convertible securities           -       -       -        4
                                                ------  ------  ------   ------
   Net income assuming conversions                 $36     $36    $218     $227
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,378  88,378  86,777   86,777
 Effect of dilutive securities:
  Trust preferred securities                         -       -       -    4,256
  Preferred stock                                    -       -       -    3,211
  Stock options                                      -       1       -       70
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,378  88,379  86,777   94,314
                                                ======  ======  ======   ======
Per share:
 Income before extraordinary loss                 $.47    $.47   $2.51    $2.41
 Extraordinary loss                                .06     .06       -        -
                                                ------  ------  ------   ------
 Net income                                       $.41    $.41   $2.51    $2.41
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     10. During 1997, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to MAP, a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $246 million, which is included in the first six months 1998 revenues.

          Effective August 11, 1998, Marathon acquired Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Results for 1999 include the operations of Marathon Canada Limited, formerly known as Tarragon.

     11. Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                    ------------------------
                                                     June 30    December 31
                                                       1999         1998
                                                     -------    -----------

    Raw materials                                       $840         $916
    Semi-finished products                               368          282
    Finished products                                  1,370        1,205
    Supplies and sundry items                            165          156
                                                      ------        ------
      Total (at cost)                                  2,743        2,559
    Less inventory market valuation reserve              136          551
                                                      ------        ------
      Net inventory carrying value                    $2,607       $2,008
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

     12. In 1997, USX sold its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group. The net proceeds of the sale of $195 million were used to redeem all shares of USX-Delhi Group Common Stock (Delhi Stock) and were distributed to the holders thereof on January 26, 1998. After the redemption, 50,000,000 shares of Delhi Stock remain authorized but unissued.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     13. At June 30, 1999, USX had $400 million in borrowings against its $2,350 million long-term revolving credit agreement.

          At June 30, 1999, MAP had no borrowings against its $500 million revolving credit agreements with banks or its $190 million revolving credit agreement with Ashland.

          USX has a short-term credit agreement totaling $125 million at June 30, 1999. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At June 30, 1999, there were no borrowings against these facilities. USX had other outstanding short-term borrowings of $149 million.

          In the event of a change in control of USX, debt obligations totaling $3,571 million at June 30, 1999, may be declared immediately due and payable.

     14. In the first quarter of 1999, USX issued $300 million in aggregate principal amount of 6.65% Notes due 2006.

          On March 31, 1999, USX extinguished $117 million of indexed debt, representing 6-3/4% Exchangeable Notes due February 1, 2000. See Note 2 for further discussion.

     15. USX has an agreement (the program) to sell an undivided interest in certain accounts receivable of the U. S. Steel Group. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1999, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If USX does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program's size. In the event of a change in control of USX, as defined in the agreement, USX may be required to forward payments collected on sold accounts receivable to the buyers.

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


     16.  (Continued)

          USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1999, and December 31, 1998, accrued liabilities for remediation totaled $160 million and $145 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $47 million at June 30, 1999, and $41 million at December 31, 1998.

          For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the six months of 1999 and for the years 1998 and 1997, such capital expenditures totaled $42 million, $173 million and $134 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          At June 30, 1999, and December 31, 1998, accrued liabilities for platform abandonment and dismantlement totaled $142 million and $141 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities totaled $218 million at June 30, 1999. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of June 30, 1999, the largest guarantee for a single affiliate was $131 million.

          At June 30, 1999, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $163 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          Contract commitments to acquire property, plant and equipment and long-term investments at June 30, 1999, totaled $983 million compared with $812 million at December 31, 1998.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     17. On April 12, 1999, USX and Kobe Steel, Ltd. (Kobe Steel) announced that they had entered into a letter of intent with Blackstone Capital Partners II (Blackstone) to combine the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone, Republic Technologies International, Inc., Republic Engineered Steels, Inc. and Bar Technologies, Inc. (collectively Republic). In addition, on August 6, 1999, USX agreed to a $15 million equity investment in Republic when the combination is consummated. USX currently owns 50% of USS/Kobe and will own approximately 15% of Republic. The seamless pipe business of USS/Kobe is excluded from this transaction and will continue to operate as a joint venture between USX and Kobe Steel.

    The transaction was subject to numerous conditions, including financing.
    As of the date of issuance of the accompanying financial statements, it was uncertain whether several of these conditions would be resolved and the transaction would be completed. Due to these uncertainties, neither USX nor USS/Kobe recognized any financial effects of the transaction in the second quarter 1999. On August 6, 1999, Republic received financing commitments sufficient to complete the transaction, which is scheduled to be closed on August 13, 1999.

    The estimated fair value of USX's investment in Republic, based upon preliminary information supplied by Republic, is approximately $80 million less than USX's carrying value of its investment in the steelmaking and bar producing assets of USS/Kobe. Based on the resolution of the uncertainties and the anticipated closing of the transaction, USX expects to recognize an estimated impairment of $80 million in the third quarter of 1999.

                                 USX CORPORATION
                   RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
           ----------------------------------------------------------



   Six Months Ended
       June 30                           Year Ended December 31
---------------------   -------------------------------------------------------

   1999        1998         1998        1997         1996        1995      1994
   ----        ----         ----        ----         ----        ----      ----

   3.89        5.48         3.36        3.92         3.62        1.49      2.01
   ====        ====         ====        ====         ====        ====      ====


                                 USX CORPORATION
                       RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                -------------------------------------------------


   Six Months Ended
       June 30                           Year Ended December 31
---------------------   -------------------------------------------------------

   1999        1998         1998        1997         1996        1995      1994
   ----        ----         ----        ----         ----        ----      ----
   4.00        5.67         3.47        4.11         3.90        1.62      2.18
   ====        ====         ====        ====         ====        ====      ====

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company that is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the second quarter and first six months of 1999 USX Consolidated Financial Statements and selected notes. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective Groups.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

     Revenues for the second quarter and the first six months of 1999 and 1998 are set forth in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------
Revenues
 Marathon Group                                 $5,481  $5,530 $10,332  $11,041
 U. S. Steel Group                               1,304   1,733   2,515    3,429
 Eliminations                                      (19)     (3)    (27)    (10)
                                                ------  ------ -------  -------
   Total USX Corporation revenues               $6,766  $7,260 $12,820  $14,460
Less:
 Excise taxes (a)(b)                             1,003     958   1,916    1,834
 Matching buy/sell transactions (a)(c)             698     994   1,570    1,982
                                                ------  ------  ------   ------
   Revenues excluding above items               $5,065  $5,308  $9,334  $10,644
                                                ======  ======  ======   ======
------

(a) Included in both revenues and costs and expenses for the Marathon Group and USX consolidated.
(b)  Consumer excise taxes on petroleum products and merchandise.
(c) Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding excise taxes and matching buy/sell transactions) decreased by $243 million in the second quarter of 1999 as compared with the second quarter of 1998, reflecting a decrease of $429 million for the
U. S. Steel Group offset by an increase of $202 million for the Marathon Group. For the first six months of 1999 revenues decreased $1,310 million as compared with the same period of 1998, reflecting decreases of $379 million for the Marathon Group and $914 million for the U. S. Steel Group.

     For discussion of revenues by Group, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the second quarter and the first six months of 1999 and 1998 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------
Reportable segments
 Marathon Group
  Exploration & production                        $124     $73    $160     $197
 Refining, marketing & transportation             228     397     273      525
 Other energy related businesses                   19       3      34       17
                                                  ----    ----    ----     ----
  Income for reportable segments - Marathon Group $371    $473    $467     $739
 U. S. Steel Group
  Income for reportable segment                     (9)    154     (68)     260
                                                   ---    ----    ----     ----
  Income for reportable segments - USX Corporation 362     627     399      999

Items not allocated to segments:
 Marathon Group                                     28     (20)    335      116
 U. S. Steel Group                                 112      63     169      119
                                                  ----    ----    ----     ----
   Total income from operations - USX Corporation $502    $670    $903   $1,234

     Income for reportable segments decreased by $265 million in the second quarter of 1999 as compared with the second quarter of 1998, reflecting decreases of $102 million for the Marathon Group reportable segments and $163 million for U. S. Steel Group reportable segment. Income for reportable segments in the first six months of 1999 decreased by $600 million compared with the first six months of 1998, reflecting decreases of $272 million for the Marathon Group reportable segments and $328 million for U. S. Steel Group reportable segment.

     For discussion of income from operations see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the second quarter and first six months of 1999 and 1998 are set forth in the following table:

                                               Second Quarter     Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------
Net interest and other financial costs             $91     $71    $174     $153
Less:
 Favorable (unfavorable) adjustment to carrying
  value of indexed debt (a)                          -       -      13       (4)
                                                 -----  ------  ------   ------
   Net interest and other financial costs
     adjusted to exclude above item                $91     $71    $187     $149
                                                 =====  ======  ======   ======
------

(a)  For discussion, see Note 2 to the USX Consolidated Financial Statements.

     Adjusted net interest and other financial costs increased by $20 million in the second quarter of 1999 and $38 million in the first six months of 1999 as compared with the same periods of 1998, due primarily to increased costs resulting from higher average debt levels and lower interest income.

     Provisions for estimated income taxes of $110 million and $173 million for the second quarter and the first six months of 1999 were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities. The U. S. Steel Group's provision for estimated income taxes for the second quarter and first six months of 1998 included a $9 million favorable foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

     Extraordinary loss on extinguishment of debt of $5 million, net of a $3 million income tax benefit, in the first six months of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt in the first quarter of 1999. For further discussion, see Note 2 to the USX Consolidated Financial Statements.

     Net income was $189 million for the second quarter of 1999, a decrease of $109 million from the second quarter of 1998 reflecting decreases of $28 million for the Marathon Group and $81 million for the U. S. Steel Group. Net income was $294 million for the first six months of 1999, a decrease of $274 million as compared with the first six months of 1998, reflecting decreases of $92 million for the Marathon Group and $182 million for the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Dividends to Stockholders
-------------------------
     On July 27, 1999, the USX Board of Directors (the "Board") declared dividends of 21 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable September 10, 1999, to stockholders of record at the close of business on August 18, 1999. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable September 30, 1999, to stockholders of record at the close of business on August 31, 1999.

     On July 27, 1999, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, declared a dividend of CDN $0.3178 per share on its non-voting Exchangeable Shares, payable September 10, 1999, to stockholders of record at the close of business on August 18, 1999.

Cash Flows
----------
     Cash and cash equivalents totaled $99 million at June 30, 1999, compared with $605 million at June 30, 1998, a decrease of $506 million reflecting a $510 million decrease for the Marathon Group offset by a $4 million increase for the
U. S. Steel Group. The decrease for the Marathon Group was primarily the result of a temporary change in excise tax payment patterns in 1998 that reversed later in the year.

     Net cash provided from operating activities totaled $461 million in the first six months of 1999, a $628 million decrease from the first six months of 1998, reflecting a $510 million decrease for the Marathon Group and a $118 million decrease for the U. S. Steel Group. The decrease for the Marathon Group mainly reflected lower profitability, unfavorable working capital changes and an increase from the previous period in the amount distributed by MAP to Ashland.

     Capital expenditures for property, plant and equipment in the first six months of 1999 were $685 million compared with $686 million for the first six months of 1998. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Loans and advances to affiliates were $56 million in the first six months of 1999 compared with $58 million in the first six months of 1998. Cash outflows in both periods mainly reflected funding by the Marathon Group to equity affiliates for capital projects, primarily the Sakhalin II project in Russia.

     Repayments of loans and advances from affiliates were $63 million in the first six months of 1998 as a result of repayments by Sakhalin Energy Investment Company, Ltd. of advances made by the Marathon Group in conjunction with the Sakhalin II project in Russia.

     Contract commitments to acquire property, plant and equipment and long-term investments at June 30, 1999, totaled $983 million compared with $812 million at December 31, 1998. The increase was primarily due to the pending acquisition of certain Ultramar Diamond Shamrock refining, marketing and transportation.

     USX's total long-term debt, preferred stock of subsidiary, USX obligated preferred securities of a subsidary trust and notes payable, totaled $4,722 million at June 30, 1999, up $154 million from December 31, 1998 primarily due to the issuance of the 6.65% Notes due 2006 and an increase in commercial paper issuances partially offset by repayments on revolving credit agreements and the settlement of the indexed debt.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
Liquidity
---------
     At June 30, 1999, USX had $400 million of borrowings against its $2,350 million long-term revolving credit agreement and $149 million of borrowings against other short-term lines. There were no borrowings against the MAP revolving credit agreements at June 30, 1999.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of June 30, 1999, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1999 and years 2000 and 2001, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 16 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 41 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1999. In addition, there are 19 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 140 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites,

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     In October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency ("EPA")conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Thus far, MAP has been served with two Notices of Violation ("NOV") and two Findings of Violation in connection with the multi-media inspection at its Detroit refinery, and a NOV as a result of the inspection at its Robinson refinery. MAP can contest the factual and the legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.


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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Accounting Standard
-------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. Upon adoption, there may be derivative instruments employed by USX that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The effective date of SFAS No. 133 was amended by SFAS No. 137. USX plans to adopt the standard effective January 1, 2001, as required.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Management Opinion Concerning Derivative Instruments
--------------------------------------
     USX utilizes derivative instruments principally in hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. Recently, the Marathon Group's risk management policy was expanded to include the use of derivative instruments for certain nonhedging and trading activities. These instruments will be marked-to-market each period and the related income or loss will be included in income from operations. Management believes that use of derivative instruments along with risk assessment procedures and internal controls does not expose USX to material risk. The use of derivative instruments could materially affect USX's results of operations in particular quarterly or annual periods. However, management believes that use of derivative instruments will not have a material adverse effect on financial position or liquidity.


Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of June 30, 1999 are provided in the following table(a):

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price increase) (d)                     $21.8        $56.9
    Natural gas (price decrease) (d)                     9.6         24.8
    Refined products (price increase) (d)                 .1           .2

U. S. Steel Group
    Natural gas (price decrease) (d)                    $2.5         $6.3
    Zinc (price decrease) (d)                            3.0          7.6
    Tin (price decrease) (d)                              .4           .7
    Nickel (price decrease) (d)                           .1           .2

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 1999. Marathon Group and U. S. Steel Group management evaluate their portfolios of derivative commodity instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to June 30, 1999, would cause future pretax income effects to differ from those presented in the table.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------
      (b)  The number of net open contracts varied throughout second quarter
      1999, from a low of 2,476 contracts at June 30, 1999, to a high of 34,199 contracts at April 16, 1999, and averaged 25,914 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout second quarter 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

Interest Rate Risk
------------------
     As of June 30, 1999, the discussion of USX's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of June 30, 1999, the discussion of USX's foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Equity Price Risk
-----------------

     USX was subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes due February 1, 2000 ("indexed debt"). However, on March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under the indexed debt. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. USX is no longer exposed to any negative risks associated with changes in the value of RTI common stock. For further discussion, see Note 2 to the USX Consolidated Financial Statements.

Safe Harbor
-----------
     USX's Quantitative and Qualitative Disclosures About Market Risk include forward-looking statements with respect to management's opinion about risks associated with USX's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply and demand for crude oil, natural gas, refined products, steel products and certain raw materials. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to USX's derivative usage may differ materially from those discussed in the forward-looking statements.

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------


                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                --------------  --------------
(Dollars in millions)                            1999    1998    1999     1998
------------------------------------------------------------------------------------
REVENUES

 Marathon Group                                 $5,481  $5,530 $10,332  $11,041
 U. S. Steel Group                               1,304   1,733   2,515    3,429
 Eliminations                                      (19)    (3)     (27)    (10)
                                               ------- ------- -------  -------
   Total                                        $6,766  $7,260 $12,820  $14,460


INCOME FROM OPERATIONS

 Marathon Group                                   $399    $453    $802     $855
 U. S. Steel Group                                 103     217     101      379
                                                ------  ------  ------  ------
   Total                                          $502    $670    $903   $1,234




CASH FLOW DATA
--------------

CAPITAL EXPENDITURES

 Marathon Group                                   $336    $331    $532     $550
 U. S. Steel Group                                  74      79     153      136
                                                ------  ------  ------   ------
   Total                                          $410    $410    $685     $686


INVESTMENTS (RETURNS) & OTHER AFFILIATE ACTIVITY - NET

 Marathon Group                                    $37   $(22)    $56        $3
 U. S. Steel Group                                   -       -       -       63
                                                ------  ------  ------   ------
    Total                                          $37   $(22)    $56       $66





   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1999    1998    1999     1998
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $5,447  $5,496 $10,287  $10,733
 Dividend and affiliate income                      28      18      44       28
 Gain (loss) on disposal of assets                  (1)     13     (11)      16
 Gain on ownership change in Marathon Ashland
  Petroleum LLC                                      -      (2)      -      246
 Other income                                        7       5      12       18
                                                ------  ------  ------   ------
   Total revenues                                5,481   5,530  10,332   11,041
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      3,669   3,662   7,074    7,385
 Selling, general and administrative expenses      132     120     254      251
 Depreciation, depletion and amortization          222     209     459      479
 Taxes other than income taxes                   1,066   1,014   2,036    1,942
 Exploration expenses                               59      75     122      157
 Inventory market valuation credits                (66)     (3)   (415)     (28)
                                                ------  ------  ------   ------
   Total costs and expenses                      5,082   5,077   9,530   10,186
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             399     453     802      855
Net interest and other financial costs              71      49     146      103
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     112     158     257      212
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         216     246     399      540
Provision for estimated income taxes                82      84     146      195
                                                ------  ------  ------   ------
NET INCOME                                        $134    $162    $253     $345
                                                ======  ======  ======   ======
MARATHON STOCK DATA:
 Net income per share
   - Basic and diluted                            $.43    $.56    $.82    $1.19

 Dividends paid per share                          .21     .21     .42      .42

 Weighted average shares, in thousands
   - Basic                                     309,054 289,591 309,041  289,220
   - Diluted                                   309,462 290,263 309,332  289,879




Selected notes to financial statements appear on pages 36-44.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $79          $137
  Receivables, less allowance for doubtful
   accounts of $3 and $3                               1,296         1,277
  Inventories                                          1,839         1,310
  Deferred income tax benefits                            81            80
  Other current assets                                   230           172
                                                      ------        ------
     Total current assets                              3,525         2,976

Investments and long-term receivables                    652           603
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,557 and $10,299                                  10,224        10,429
Prepaid pensions                                         203           241
Other noncurrent assets                                  301           295
                                                      ------        ------
     Total assets                                    $14,905       $14,544
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                         $132          $132
  Accounts payable                                     1,940         1,980
  Payroll and benefits payable                           130           150
  Distribution payable to minority shareholder of
   Marathon Ashland Petroleum LLC                          -           103
  Accrued taxes                                          173            99
  Accrued interest                                        92            87
  Long-term debt due within one year                      67            59
                                                      ------        ------
     Total current liabilities                         2,534         2,610

Long-term debt, less unamortized discount              3,568         3,456
Long-term deferred income taxes                        1,482         1,450
Employee benefits                                        542           553
Deferred credits and other liabilities                   411           389
Preferred stock of subsidiary                            184           184

Minority interest in Marathon Ashland Petroleum LLC    1,744         1,590

COMMON STOCKHOLDERS' EQUITY                            4,440         4,312
                                                      ------        ------
     Total liabilities and common
         stockholders' equity                        $14,905       $14,544
                                                      ======        ======


Selected notes to financial statements appear on pages 36-44.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $253          $345
Adjustments to reconcile to net cash provided from
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC - net of distributions                   51            82
  Depreciation, depletion and amortization               459           479
  Exploratory dry well costs                              62            97
  Inventory market valuation credits                    (415)          (28)
  Pensions and other postretirement benefits              27             6
  Deferred income taxes                                   49            91
Gain on ownership change in Marathon
   Ashland Petroleum LLC                                   -          (246)
  (Gain) loss on disposal of assets                       11           (16)
  Changes in:
     Current receivables                                (265)          161
Inventories                                             (151)         (160)
     Current accounts payable and accrued expenses       333           105
  All other - net                                        (77)          (69)
                                                      ------        ------
     Net cash provided from operating activities         337           847
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (532)         (550)
Disposal of assets                                       178            30
Restricted cash -withdrawals                              39             4
             - deposits                                  (20)         (387)
Affiliates - investments - net                            -             (8)
         - loans and advances                            (56)          (58)
         - repayments of loans and advances                -            63
All other - net                                            -            13
                                                      ------        ------
     Net cash used in investing activities              (391)         (893)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in Marathon Group's portion of USX
 consolidated debt                                       119           292
Specifically attributed debt-  borrowings                140           379
                        - repayments                    (140)            -
Marathon Stock issued                                      8            50
Dividends paid                                          (130)         (122)
                                                      ------        ------
     Net cash provided from (used in)
        financing activities                              (3)          599
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1)            -
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (58)          553
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           137            36
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $79          $589
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(136)        $(105)
  Income taxes paid, including settlements with the
   U. S. Steel Group                                      (7)         (136)

Selected notes to financial statements appear on pages 36-44.

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

     3. The Marathon Group's total comprehensive income for the second quarter of 1999 and 1998 was $134 million and $160 million, respectively, and $255 million and $344 million for the six months of 1999 and 1998, respectively.

     4. In the second quarter of 1999, Marathon Ashland Petroleum LLC (MAP) sold Scurlock Permian LLC (Scurlock), its crude oil gathering business, to Plains Marketing, L.P for $136 million. During the first six months of 1999, MAP recorded a pretax loss of $16 million related to the sale. Scurlock had been reported as part of the Marathon Group's refining, marketing and transportation operating segment.

    On June 1, 1999, the Marathon Group announced that it had signed a definitive agreement to sell Carnegie Natural Gas Company and affiliated subsidiaries (Carnegie) to Equitable Resources, Inc. The transaction is expected to close later this year. Carnegie is engaged in natural gas production, transmission, distribution, sales and storage activities in Pennsylvania and West Virginia. At June 30, 1999, the net assets held for sale have been included in other current assets in the balance sheet. During the second quarter of 1999, the Marathon Group recorded an estimated pretax loss of $7 million related to the sale. Carnegie has been reported as part of the Marathon Group's other energy related businesses operating segment.

     5. The Marathon Group's operations consists of three reportable operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses (OERB). OERB is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The results of segment operations are as follows:

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)

                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
SECOND QUARTER 1999
Revenues:
 Customer                                         $689  $4,637    $113   $5,439
 Intersegment (a)                                   34       4       6       44
 Intergroup (a)                                      4       -       4        8
 Equity in earnings of
  unconsolidated affiliates                          3       4       5       12
 Other                                              13      10       6       29
                                                ------  ------  ------   ------
   Total revenues                                 $743  $4,655    $134   $5,532
                                                ======  ======  ======   ======
Segment income                                    $124    $228     $19     $371
                                                ======  ======  ======   ======

SECOND QUARTER 1998
Revenues:
 Customer                                         $499  $4,928     $66   $5,493
 Intersegment (a)                                   41       1       2       44
 Intergroup (a)                                      2       -       1        3
 Equity in earnings of
  unconsolidated affiliates                          2       3       1        6
 Other                                              20      11       3       34
                                                ------  ------  ------   ------
   Total revenues                                 $564  $4,943     $73   $5,580
                                                ======  ======  ======   ======
Segment income                                     $73    $397      $3     $473
                                                ======  ======  ======   ======

(a) Intersegment and intergroup sales and transfers were conducted on an arm's-length basis.


                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)

                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1999
Revenues:
 Customer                                       $1,261  $8,816    $195  $10,272
 Intersegment (a)                                   68       9      15       92
 Intergroup (a)                                      7       -       8       15
 Equity in earnings of
  unconsolidated affiliates                          4       7      13       24
 Other                                              19      16       9       44
                                                ------  ------  ------   ------
   Total revenues                               $1,359  $8,848    $240  $10,447
                                                ======  ======  ======   ======
Segment income                                    $160    $273     $34     $467
                                                ======  ======  ======   ======

SIX MONTHS ENDED JUNE 30, 1998
Revenues:
 Customer                                       $1,017  $9,520    $162  $10,699
 Intersegment (a)                                   84       2       4       90
 Intergroup (a)                                      6       -       4       10
 Equity in earnings of
  unconsolidated affiliates                          1       6       6       13
 Other                                              21      24       5       50
                                                ------  ------  ------   ------
   Total revenues                               $1,129  $9,552    $181  $10,862
                                                ======  ======  ======   ======
Segment income                                    $197    $525     $17     $739
                                                ======  ======  ======   ======

(a) Intersegment and intergroup sales and transfers were conducted on an arm's-length basis.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)



    The following schedules reconcile segment revenues and income to amounts reported in the Marathon Group financial statements:

                                                      Second Quarter Ended
                                                            June 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                     $5,532        $5,580
  Items not allocated to segments:
   Loss on ownership change in MAP                         -            (2)
   Other                                                  (7)            -
  Elimination of intersegment revenues                   (44)          (44)
  Administrative revenues                                  -            (4)
                                                      ------        ------
     Total Group revenues                             $5,481        $5,530
                                                      ======        ======

Income:
  Income for reportable segments                        $371          $473
  Items not allocated to segments:
   Loss on ownership change in MAP                         -            (2)
   Administrative expenses                               (31)          (21)
   Inventory market valuation adjustments                 66             3
   Other (a)                                              (7)            -
                                                      ------        ------
     Total Group income from operations                 $399          $453
                                                      ======        ======

(a)Represents estimated loss on sale of Carnegie.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)

                                                        Six Months Ended
                                                            June 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                    $10,447       $10,862
  Items not allocated to segments:
   Gain on ownership in MAP                                -           246
   Other                                                 (23)           24
  Elimination of intersegment revenues                   (92)          (90)
  Administrative revenues                                  -            (1)
                                                      ------        ------
     Total Group revenues                            $10,332       $11,041
                                                      ======        ======

Income:
  Income for reportable segments                        $467          $739
  Items not allocated to segments:
   Gain on ownership in MAP                                -           246
   Administrative expenses                               (57)          (59)
   Inventory market valuation adjustments                415            28
   Other (a)                                             (23)          (99)
                                                      ------        ------
     Total Group income from operations                 $802          $855
                                                      ======        ======

(a)Represents in 1999, loss on sale of Scurlock and Carnegie, and in 1998, international exploration and production property impairments, MAP transition charges and gas contract settlement.

     6. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                  (In millions)
                                        -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1999    1998    1999     1998
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                  $1,003    $958  $1,916   $1,834
    Matching crude oil and refined product
      buy/sell transactions settled in cash        698     994   1,570    1,982

PAGE> 42

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     7. The method of calculating net income per common share for the Marathon Stock and Steel Stock reflects the Board's intent that the separately reported earnings and surplus of the Marathon Group and the U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

          Basic net income per share is based on the weighted average number of common shares outstanding.

          Diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

          See Note 9 of the Notes to USX Consolidated Financial Statements for the computation of income per share.

     8. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                    ------------------------
                                                     June 30    December 31
                                                       1999         1998
                                                   -----------  -----------
    Crude oil and natural gas liquids                   $712         $731
    Refined products and merchandise                   1,153        1,023
    Supplies and sundry items                            110          107
                                                      ------        ------
      Total (at cost)                                  1,975        1,861
    Less inventory market valuation reserve              136          551
                                                      ------        ------
      Net inventory carrying value                    $1,839       $1,310
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

     9. At June 30, 1999, accounts payable includes an estimated income tax payable to the U. S. Steel Group of $24 million, determined in accordance with the tax allocation policy discussed in Note 2.

PAGE> 43

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)



     10. During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to MAP, a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $246 million, which is included in the first six months 1998 revenues.

          Effective August 11, 1998, Marathon acquired Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Results for 1999 include the operations of Marathon Canada Limited, formerly known as Tarragon.

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

          The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1999, and December 31, 1998, accrued liabilities for remediation totaled $59 million and $48 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $47 million at June 30, 1999, and $41 million at December 31, 1998.

          For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1999 and for the years 1998 and 1997, such capital expenditures totaled $29 million, $124 million and $81 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     11.  (Continued)

         At June 30, 1999, and December 31, 1998, accrued liabilities for platform abandonment and dismantlement totaled $142 million and $141 million, respectively.

          Guarantees by USX and its consolidated subsidiaries of the liabilities of an affiliated entity of the Marathon Group totaled $131 million at June 30, 1999, and December 31, 1998.

          At June 30, 1999, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $163 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at June 30, 1999, totaled $861 million compared with $624 million at December 31, 1998.

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

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets", "scheduled" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX Annual Report on Form 10-K for the year ended December 31, 1998.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 1999 and 1998 are summarized in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1999    1998    1999     1998
                                                -----   -----   -----    -----
Exploration & production ("E&P")                 $743    $564  $1,359   $1,129
Refining, marketing & transportation            4,655   4,943   8,848    9,552
Other energy related businesses                   134      73     240      181
                                                ------  ------  ------   ------
     Revenues of reportable segments           $5,532  $5,580 $10,447  $10,862

Items not allocated to segments:
Gain on ownership change in MAP                    -     (2)       -       246
Other (a)                                         (7)     -      (23)       24
Elimination of intersegment revenues             (44)    (44)    (92)     (90)
Administrative revenues                            -      (4)      -       (1)
                                               ------  ------  ------   ------
     Total Group revenues                      $5,481  $5,530 $10,332  $11,041
                                               ======  ======  ======   ======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
  products and merchandise                     $1,003    $958  $1,916   $1,834
Matching crude oil and refined product
  buy/sell transactions settled in cash           698     994   1,570    1,982

---------

(a)Represents in 1999, loss on sale of Scurlock and Carnegie, and in 1998, a gas contract settlement.

     E&P revenues increased by $179 million in the second quarter of 1999 from the comparable prior-year period. The increase primarily reflected increased domestic liquid hydrocarbon prices and volumes. For the first six months of 1999, E&P revenues increased by $230 million from the prior-year period due to higher domestic liquid hydrocarbon volumes and prices and international gas volumes, partially offset by lower worldwide natural gas prices.

     Refining, marketing and transportation revenues decreased by $288 million in the second quarter of 1999 from the comparable prior-year period. The decrease primarily reflected the loss of revenues from Scurlock Permian LLC, partially offset by higher volumes of refined product sales, increased refined product prices and higher merchandise sales. For the first six months of 1999, refining, marketing and transportation revenues decreased by $704 million from the prior-year period primarily due to the factors discussed previously, except for refined product prices, which decreased. Merchandise sales increased by $52 million and $108 million from last year's second quarter and first six months, respectively.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Other energy related businesses revenues increased by $61 million in the second quarter of 1999 from the comparable prior-year period. For the first six months of 1999, revenues increased by $59 million from the prior-year period. The increase in both periods primarily reflected increased oil and gas resale activity and higher equity earnings from increased pipeline throughput.

     Income from operations for the second quarter and first six months of 1999 and 1998 are set forth in the following table:

                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1999    1998    1999     1998
                                                -----   -----   -----    -----
E&P
 Domestic                                         $93     $41    $131     $115
 International (a)                                 31      32      29       82
                                                ------  ------  ------   ------
   Income for E&P reportable segment              124      73     160      197
Refining, marketing & transportation              228     397     273      525
Other energy related businesses (b)                19       3      34       17
                                                ------  ------  ------   ------
     Income for reportable segments              $371    $473    $467     $739

Items not allocated to segments:
 Administrative expenses (c)                      $(31)   $(21)   $(57)    $(59)
 IMV reserve adjustment (d)                        66       3     415       28
 Estimated loss on sale of assets (e)               (7)     -      (23)      -
 Gain on ownership change & trans. charges-MAP (f)  -       (2)     -      223
 E&P int'l impairment & dom. contract settlement (g)-       -       -       (76)
                                                ------  ------  ------   ------
     Total Group income from operations          $399    $453    $802     $855
                                                ======  ======  ======   ======
--------

(a)Where applicable, second quarter and six months 1999 results include Marathon Canada Limited, formerly Tarragon Oil and Gas Limited, which was acquired by Marathon on August 11, 1998.
(b)Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(c)Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
(d)The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. See Note 8 to the Marathon Group Financial Statements.
(e)For additional information regarding the loss on the sale of Scurlock Permian LLC and the estimated loss on the sale of Carnegie Natural Gas Company and affiliated subsidiaries, see Note 4 to the Marathon Group Financial Statements.
(f)The gain on ownership change and one-time transition charges relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 10 to the Marathon Group Financial Statements.
(g)This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of the Marathon Group's natural gas production from certain domestic properties.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income for reportable segments in the second quarter of 1999 declined by $102 million from last year's second quarter, due primarily to lower refined product margins, partially offset by higher domestic liquid hydrocarbon prices and production and increased refined product sales volumes. Income for reportable segments in the first six months of 1999 decreased by $272 million from the first six months of 1998, due primarily to lower refined product margins and lower natural gas prices, partially offset by increased domestic liquid hydrocarbon production and higher domestic liquid hydrocarbon prices.

     Worldwide E&P ("upstream") segment income in the second quarter of 1999 increased by $51 million from last year's second quarter. Results in the first six months of 1999 decreased by $37 million from the same period in 1998.

     Domestic E&P income in the second quarter of 1999 increased by $52 million from last year's second quarter. This increase was mainly due to higher liquid hydrocarbon prices. Results in the first six months of 1999 increased by $16 million from the same period in 1998. The increase was primarily due to lower exploration expense, increased liquid hydrocarbon and natural gas production and increased liquid hydrocarbon prices, partially offset by lower natural gas prices.

     International E&P income in the second quarter of 1999 decreased by $1 million from last year's second quarter. Results in the first six months of 1999 decreased by $53 million from the same period in 1998. This decrease was mainly due to lower liquid hydrocarbon and natural gas production in Europe, higher exploration expense and lower natural gas prices.

     Refining, marketing and transportation ("downstream") segment income in the second quarter of 1999 decreased by $169 million from last year's second quarter. Results in the first six months 1999 decreased by $252 million from the same period in 1998. The decreases in both periods were mainly due to lower refined product margins, partially offset by recognized mark-to-market derivative gains from nonhedging activities, increased refined product sales volumes and increased merchandise sales at Speedway SuperAmerica LLC.

     Other energy related businesses segment income in the second quarter of 1999 increased by $16 million from last year's second quarter. Results in the first six months of 1999 increased by $17 million from the same period in 1998. The 1999 results included a reversal of abandonment accruals ($10 million) resulting from revised cost estimates and higher equity earnings as a result of increased pipeline throughput.

Items not allocated to segments

     Administrative expenses in the second quarter of 1999 increased by $10 million from last year's second quarter. The increase was primarily due to higher accruals for employee benefit plans.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     When Marathon acquired the crude oil and refined product inventories associated with Ashland's RM&T operations on January 1, 1998, the Marathon Group established a new LIFO cost basis for those inventories. The acquisition cost of these inventories lowered the overall average cost of the Marathon Group's combined RM&T inventories. As a result, the price threshold at which an IMV reserve will be recorded has also been lowered. This acquisition resulted in a one-time reduction in the IMV reserve, yielding a net favorable IMV reserve adjustment of $25 million in the first quarter of 1998.

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

     Net interest and other financial costs in the first six months of 1999 increased by $43 million from the comparable 1998 period, mainly due to increased costs resulting from higher average debt levels and lower interest income.

     The provision for estimated income taxes in the first six months of 1999 decreased by $49 million from the comparable 1998 period due to a decline in income before taxes.

     Net income for the second quarter and first six months decreased by $28 million and $92 million, respectively, in 1999 from 1998, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $337 million in the first six months of 1999, compared with $847 million in the first six months of 1998. The $510 million decrease mainly reflected lower profitability, unfavorable working capital changes and distributions by MAP to Ashland of $206 million in the first six months of 1999 as compared to $130 million in the comparable 1998 period. The favorable working capital change reported in the first six months of 1998 was due to a temporary change in excise tax payment patterns, which reversed later in the year.

     Capital expenditures in the first six months of 1999 totaled $532 million, compared with $550 million in the comparable 1998 period. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 61.

     Cash from disposal of assets was $178 million in the first six months 1999, compared with $30 million in the comparable 1998 period. Proceeds in 1999 were mainly from the sale of Scurlock Permian LLC and domestic production properties.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The net change in restricted cash was a net withdrawal of $19 million in the first six months of 1999, compared to a net deposit of $383 million in the comparable 1998 period. The 1999 amount primarily represents net cash withdrawn for the purchase of domestic production properties. The 1998 amount primarily represents the proceeds from a Cdn$550 million loan agreement Marathon entered into to finance a portion of the Tarragon Oil and Gas Limited acquisition, which were restricted to collateralize a loan and invested in short-term investments.

     Loans and advances to affiliates were $56 million in the first six months of 1999, compared with $58 million in the comparable 1998 period. Cash outflows in both periods mainly reflected funding provided to equity affiliates for capital projects, primarily the Sakhalin II project in Russia.

     Repayments of loans and advances to affiliates were $63 million in the first six months of 1998 as a result of repayments by Sakhalin Energy Investment Company, Ltd. of advances made by Marathon in conjunction with the Sakhalin II project in Russia.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at June 30, 1999 totaled $861 million compared with $624 million at December 31, 1998. The increase was primarily due to the pending acquisition of certain Ultramar Diamond Shamrock refining, marketing and transportation assets.

     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, increased by $119 million in the first six months of 1999. Financial obligations increased primarily because capital expenditures and dividend payments exceeded cash from operating activities and proceeds from asset sales. These obligations were partially funded by a reduction in cash of $58 million.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 16 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of June 30, 1999. In addition, there are 7 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

     There are also 108 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency ("EPA") conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for
Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, it is not known when complete findings on the results of the inspections will be issued. Thus far, MAP has been served with two Notices of Violation ("NOV") and two Findings of Violation in connection with the multi-media inspection at its Detroit refinery, and a NOV as a result of the inspection at its Robinson refinery. MAP can contest the factual and the legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

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

Outlook
-------
     The outlook regarding the Marathon Group's upstream revenues and income is largely dependent upon future prices and volumes of liquid hydrocarbons and natural gas. Prices have historically been volatile and have frequently been affected by unpredictable changes in supply and demand resulting from fluctuations in worldwide economic activity and political developments in the world's major oil and gas producing and consuming areas. Any significant decline in prices could have a material adverse effect on the Marathon Group's results of operations. A prolonged decline in such prices could also adversely affect the quantity of crude oil and natural gas reserves that can be economically produced and the amount of capital available for exploration and development.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Marathon's 1999 worldwide liquid hydrocarbon production is currently estimated to average in the range of 215,000 to 220,000 barrels per day ("bpd"). Worldwide natural gas volumes for 1999 are expected to be approximately 1.35 billion cubic feet per day ("bcfpd"). These estimates reflect the anticipated sale of Marathon fields in Egypt, as well as timing delays in both domestic and international offshore developments. Marathon expects liquid hydrocarbon production to increase approximately seven percent annually in 2000 and 2001. Natural gas volumes in 2000 are expected to be flat with 1999 and up approximately four percent in 2001. These projections are based on known discoveries and do not include the impact of potential or future major acquisitions, dispositions, or wildcat drilling.

     On July 16, 1999, Marathon agreed to sell its interests in two fields in Egypt. The transaction included a 50 percent interest in the Ashrafi oilfield offshore in the southwest Gulf of Suez and a 25 percent interest in the El Qar'a natural gas and condensate field in the Nile Delta. Marathon's second quarter production was about 6,000 bpd from the two fields. The transaction is expected to close in the third quarter of 1999 with an effective date of June 1, 1999. The sale is subject to final approval by the Egyptian authorities, consents of third parties and satisfaction of customary closing conditions.

     On July 5, 1999, oil production commenced from the Piltun-Astokhskoye field offshore Sakahlin Island in the Russian Far East Region. Marathon holds a 37.5% interest in Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy"), which is the first enterprise to develop and produce oil and gas resources in Russia under a production sharing agreement. Production, limited to the ice-free season of the year, is expected to reach 90,000 gross barrels of oil per day by the start of the second producing season in 2000.

     On May 27, 1999, Marathon was awarded a 10 percent equity interest in Blocks 31 and 32 offshore Angola. The blocks, which are located approximately 90 miles northwest of Luanda in water depths between 5,400 and 9,200 feet, are adjacent to Blocks 15 and 17 where major discoveries by others have been made.

     Marathon, bidding with others, was recently awarded three parcels offshore Nova Scotia. Marathon and its partners submitted high gross bids of $118 million with Marathon's share being approximately $39 million. The high bids represent exploration expenditures which will be made during the initial five years of a nine-year license. Marathon has a 30, 33.75 and 37.5 percent interest in Parcels 11, 18 and 10, respectively and will be operator of Parcel 11.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     The above discussion includes forward-looking statements with respect to projected liquid hydrocarbon production levels and natural gas volumes for 1999, 2000 and 2001 and timing/levels of gross production for Sakhalin Energy. These statements are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, reserve replacement rates, and other geological, operating and economic considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

     Downstream income of the Marathon Group is largely dependent upon refining crack spreads (the difference between light product prices and crude costs). Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate and the available supply of crude oil and refined products.

     On May 24, 1999, MAP signed an agreement with Ultramar Diamond Shamrock ("UDS") to purchase 179 UDS owned-and-operated convenience stores, 5 product terminals and an assignment of supply contracts for about 240 branded UDS jobber stations in Michigan. Additionally, MAP will lease a sixth product terminal from UDS. The transaction is expected to close later this year. This is a forward-looking statement. Some factors that could potentially affect the timing of the UDS closing include (among others) receipt of government approvals, consents of third parties and satisfaction of customary closing conditions.

     On May 20, 1999, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V., (PMI), an affiliate of Petroleos Mexicanos, (PEMEX), to purchase approximately 90,000 bpd of heavy Maya crude oil. The multi-year contract will begin upon completion of a 34,500 bpd delayed-coking project planned for MAP's refinery in Garyville, Louisiana. This work is anticipated to be completed in fourth quarter 2001. This is a forward-looking statement. Some factors that could potentially affect the completion of the delayed-coking project include (among others) levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions and regulatory constraints.

     On August 3, 1999, Marathon announced a voluntary early retirement incentive program. Eligibility is extended to approximately 500 employees in specific organizations and groups, which does not include MAP and Information Technology employees. Retirement effective dates under this program will be November 1, 1999.

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

State of Readiness

     Information Technology (IT) systems are 96% ready as of June 30, 1999. IT systems are expected to be 100% ready by September 30, 1999 with minor exceptions. The exceptions identified currently are third party software vendors whose upgrade schedules have been delayed until fourth quarter 1999. In these cases, contingency plans are scheduled to be in place by September 30, 1999 for the affected software to ensure there will be no significant business impact.

     Inventorying of Non-Information Technology (Non-IT) systems and assessment of these inventoried systems was 99% complete as of June 30, 1999. Of the inventory assessed, few systems require remediation. Non-IT systems are scheduled to be Year 2000 ready by the end of third quarter 1999.

     The following chart provides the percent of completion for the (i) inventory of systems and processes that may be affected by the Year 2000 ("Y2K Inventory"), (ii) analysis performed to determine the Year 2000 date impact of inventoried systems and processes ("Y2K Impact Assessment") and (iii) overall Year 2000 readiness of the Marathon Group's Year 2000 inventory ("Y2K Readiness of Overall Inventory"). The percent of completion for Y2K Readiness of Overall Inventory includes all inventory systems not date impacted, those systems already Year 2000 ready and those corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities; however, the implementation of certain Year 2000 ready IT systems has been deferred until the fourth quarter of 1999 due to third party software vendor upgrade schedules.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                                                 Percent Completed

                                                                 Y2K
                                                         Y2K  Readiness
As of June 30, 1999                                     Impact    of
                                                 Y2K   Assess- Overall
                                              Inventory  ment Inventory
                                                ------  ------  ------
Information Technology                            100%    100%     96%
Non-Information Technology                         99%     99%     97%

Third Parties

     Third parties include suppliers, customers and vendors. Contacts have been made with critical third parties to determine if they will be able to provide their services to the Marathon Group after the Year 2000. Third party vendors' responses have been graded in order to rate their Y2K readiness. Those with an average or below average grade have been contacted directly by the appropriate business units to discuss their Y2K readiness. Using a Year 2000 ready test environment, testing is underway on third party software to validate that it is Year 2000 ready. In addition, third party software that poses a risk to a business unit is being included within the business unit's contingency plans.

The Costs to Address Year 2000 Issues

     Total costs incurred as of June 30, 1999, were $25 million, including $11 million of incremental costs. The total estimated costs associated with Year 2000 readiness are expected to be $39 million, of which $20 million are incremental costs. This reflects a decrease of $3 million from the previously reported estimate.

The Risks of the Company's Year 2000 Issues

     The most reasonably likely worst case Year 2000 scenario would be the inability of critical third party suppliers, such as utility providers, telecommunication companies, drilling equipment suppliers, platform suppliers, crude oil suppliers and pipeline carriers, to continue providing their products and services. This could pose the greatest material operational, safety, environmental and/or financial risk to the company. These critical third party suppliers have generally indicated that they are or expect to be Year 2000 ready in a timely manner.

     The lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes is also a concern. Without quality information from suppliers, specifically on embedded chip technology, some Year 2000 problems could go undetected until after January 1, 2000. According to information received from suppliers of these systems, oil and gas industry surveys and Marathon Group's own test results, These embedded systems do not appear to pose significant problems or involve the possibility of major failures that could affect vital operations.

     An additional risk is the ability of some third party software vendors to provide timely software upgrades to make their product Year 2000 ready. Communication continues with these vendors to expedite the completion of upgrades as much as possible. Contingency plans are being developed in case timely upgrades are not available.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In a report issued February 24, 1999 by the United States Senate Special Committee on the Year 2000 Technology Problem, the committee expressed concern that many of the countries from which the United States imports oil are significantly behind the United States in their Year 2000 remediation efforts and oil production and transportation could be at some risk. In 1998, 64% or 577,000 bpd of the crude oil processed by MAP's refineries was from foreign sources and acquired primarily from various foreign national oil companies, producing companies and traders. Of this total, approximately 330,000 bpd was acquired from the Middle East. According to a report by the American Petroleum Institute and a February 1999 report by the United States Department of Energy, the four largest exporters of petroleum to the United States expect all critical systems to be Year 2000 ready by the end of 1999. If any country is unable to export oil, other countries may be able to increase production and exports. According to the API report, in any event, import deliveries of oil would not stop immediately as there is always crude oil en route to the United States. In addition, the United States government has a Strategic Petroleum Reserve to act as a buffer to protect against temporary interruptions in foreign oil supplies. The Marathon Group could be adversely affected by a disruption in supply if alternate sources of supply are not available.

     In the initial review of assets to be acquired from UDS, Marathon determined that certain facilities and systems may not be completely Y2K ready. Once the transaction is closed, Marathon will undertake thorough Y2K inventory, assessment and remediation (where necessary) of acquired facilities. Marathon expects this work can be completed by December 31, 1999. If the closing is delayed or if the required remediation is greater than expected, there is a risk some of the acquired facilities may not be Y2K ready. The completion percentages in the chart on page 56 do not include UDS IT or Non-IT systems.

Contingency Planning

     Marathon Group business units are reviewing their written contingency plans within their business units and with other business units with which they interact. Overall, contingency planning is 66% completed, which is slightly ahead of schedule. These plans are to be completed and tested, when practical, by the end of third quarter 1999. A multiple occurrence emergency response drill for Year 2000 was conducted during the last week of July 1999.

     Planning is progressing with the year-end Marathon Group Year 2000 monitoring center. Marathon will also be participating in the API Year 2000 monitoring center currently in development. These centers will be used to track and report the Y2K impact as each time zone rolls over to January 1, 2000. As Marathon Group business units and API member companies report problems and related solutions, the information will be shared with other business units so they can proactively prepare to deal with a similar situation.

     This discussion includes forward-looking statements of the Marathon Group's efforts and management's expectations and costs relating to Year 2000 readiness. The Marathon Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review. Also, the Marathon Group's ability to mitigate Year 2000 risks could be adversely impacted by the effectiveness of contingency plans.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Accounting Standard
--------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. Upon adoption, there may be derivative instruments employed by USX that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations of the Marathon Group. The effective date of SFAS No. 133 was amended by SFAS No. 137. USX plans to adopt the standard effective January 1, 2001, as required.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------
Management Opinion Concerning Derivative Instruments
--------------------------------------

USX utilizes derivative instruments principally in hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. Recently, the Marathon Group's risk management policy was expanded to include the use of derivative instruments for certain nonhedging and trading activities. These instruments will be marked-to-market each period and the related income or loss will be included in income from operations. Management believes that use of derivative instruments along with risk assessment procedures and internal controls does not expose the Marathon Group to material risk. The use of derivative instruments could materially affect the Marathon Group's results of operations in particular quarterly or annual periods. However, management believes that use of derivative instruments will not have a material adverse effect on financial position or liquidity.

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of June 30, 1999 are provided in the following table(a):

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price increase) (d)                     $21.8        $56.9
    Natural gas (price decrease) (d)                     9.6         24.8
    Refined products (price increase) (d)                 .1           .2

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 1999. Marathon Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to June 30, 1999 would cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout second quarter 1999 from a low of 2,476 contracts at June 30, 1999, to a high of 34,199 contracts at April 16, 1999, and averaged 25,914 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout second quarter 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.

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

Interest Rate Risk
------------------
     As of June 30, 1999, the discussion of the Marathon Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of June 30, 1999, the discussion of the Marathon Group's foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Equity Price Risk
-----------------

     As of June 30, 1999, the Marathon Group had no material exposure to equity price risk.

Safe Harbor
-----------
     The Marathon Group's Quantitative and Qualitative Disclosures About Market Risk include forward-looking statements with respect to management's opinion about risks associated with the Marathon Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply and demand for crude oil, natural gas and refined products. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's derivative usage may differ materially from those discussed in the forward-looking statements.

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                ------------------------------------------------

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
(Dollars in millions)                            1999(a)   1998    1999(a)  1998
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
 Exploration & Production ("E&P")
   Domestic                                       $93     $41    $131     $115
   International                                   31      32      29       82
                                                 -----   -----   -----    -----
     Income For E&P Reportable Segment            124      73     160      197
 Refining, Marketing & Transportation             228     397     273      525
 Other Energy Related Businesses(b)                19       3      34       17
                                                 -----   -----   -----    -----
       Income For Reportable Segments            $371    $473    $467      739

Items Not Allocated To Segments:
 Administrative Expenses                          $(31)   $(21)  $(57)     $(59)
 Inventory Market Val. Res. Adjustment             66       3     415       28
 Estimated Loss on Sale of Assets                   (7)     -     (23)       -
 Gain on Ownership Change & Trans. Charges - MAP     -      (2)     -       223
 E&P Int'l Impairment & Dom. Contract Settlement   -       -         -      (76)
                                                ------  ------  ------   ------
     Marathon Group Income From Operations       $399    $453    $802     $855

CAPITAL EXPENDITURES
 Exploration & Production                        $261    $256    $410     $423
 Refining, Marketing & Transportation              73      69     119      119
 Other (c)                                          2       6       3        8
                                                 -----   -----   -----    -----
     Total                                       $336    $331    $532     $550

EXPLORATION EXPENSE
 Domestic                                         $44     $54     $66      $92
 International (d)                                 15      21      56       65
                                                 -----   -----   -----    -----
     Total                                        $59     $75    $122     $157

INVESTMENTS(RETURNS) & OTHER AFFILIATE
   ACTIVITY-NET                                   $37    $(22)    $56       $3

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (e):
     United States                              148.7   137.9   145.9    131.9
     Europe                                      34.6    45.6    34.3     43.0
     Other International                         29.8    13.8    30.4      9.8
                                               ------  ------  ------   ------
       Worldwide                                213.1   197.3   210.6    184.7

Net Natural Gas Production (f):
     United States                              741.8   723.2   755.5    735.6
     Europe (g)                                 346.9   402.8   373.1    428.0
     Other International                        171.0    12.7   180.2     12.9
                                               ------  ------ -------  -------
       Total Consolidated                      1259.7  1138.7  1308.8   1176.5
     Equity Affiliate                            35.6    36.6    35.6     39.6
                                              ------- ------- -------  -------
       Worldwide                               1295.3  1175.3  1344.4   1216.1

Average Equity Sales Prices (h):
 Liquid Hydrocarbons (per Bbl)
   Domestic                                    $13.56   $9.97  $11.41   $10.98
   International                                14.87   12.85   12.80    13.24
 Natural Gas (per Mcf)
   Domestic                                     $1.81   $1.87   $1.64    $1.89
   International                                 1.77    2.05    1.82     2.11

Crude Oil Refined (e)                           939.0   923.2   893.8    914.3
Refined Products Sold (e)                      1259.3  1178.9  1190.5   1160.8
Matching buy/sell volumes included in refined
       products sold (e)....................     56.0    32.1    47.1    39.8
--------------

      (a) Where applicable, second quarter and six months 1999 results include Marathon Canada Limited, formerly Tarragon Oil and Gas Limited, which was acquired by Marathon on August 11, 1998.
      (b) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
      (c) Includes other energy related businesses and corporate capital expenditures.
      (d) Six months ended June 30, 1998 includes $30 million for impairment in first quarter 1998.
      (e)  Thousands of barrels per day
      (f)  Millions of cubic feet per day
      (g) Includes gas acquired for injection and subsequent resale of 16.1, 17.8, 24.5 and 25.2 mmcfd in the second quarters and six months year-to-date 1999 and 1998, respectively.
      (h)  Prices exclude gains and losses from hedging activities.

   C.  U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions, except per share amounts)  1999    1998    1999     1998
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $1,303  $1,689  $2,549   $3,359
 Income (loss) from affiliates                     (10)     28     (33)      43
 Gain (loss) on disposal of assets                  10      17      (2)      28
 Other income (loss)                                 1      (1)      1       (1)
                                                ------  ------  ------   ------
   Total revenues                                1,304   1,733   2,515    3,429
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      1,160   1,436   2,317    2,891
 Selling, general and administrative
  expenses (credits)                               (95)    (53)   (165)     (99)
 Depreciation, depletion and amortization           79      72     150      149
 Taxes other than income taxes                      57      61     112      109
                                                ------  ------  ------   ------
   Total costs and expenses                      1,201   1,516   2,414    3,050
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             103     217     101      379
Net interest and other financial costs              20      22      28       50
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS   83     195       73    329
Provision for estimated income taxes                28      59      27      106
                                                ------  ------  ------   ------
INCOME BEFORE EXTRAORDINARY LOSS                    55     136      46      223
Extraordinary loss on extinguishment of debt,
 net of income tax                                   -       -       5        -
                                                ------  ------  ------   ------
NET INCOME                                          55     136      41      223
Dividends on preferred stock                         3       3       5        5
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO STEEL STOCK               $52    $133     $36     $218
                                                ======  ======  ======   ======
STEEL STOCK DATA:
 Income before extraordinary loss                  $52    $133     $41     $218
   - Per share - basic                             .60    1.53     .47     2.51
            - diluted                              .59    1.46     .47     2.41
 Extraordinary loss, net of income tax               -       -       5        -
   - Per share - basic and diluted                   -       -     .06        -
 Net income                                        $52    $133     $36     $218
   - Per share - basic                             .60    1.53     .41     2.51
            - diluted                              .59    1.46     .41     2.41

 Dividends paid per share                          .25     .25     .50      .50

 Weighted average shares, in thousands
   - Basic                                      88,387  86,953  88,378   86,777
   - Diluted                                    92,647  94,507  88,379   94,314

Selected notes to financial statements appear on pages 65-71.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                     June 30    December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $20            $9
  Receivables, less allowance for doubtful
   accounts of $5 and $9                                 423           392
  Inventories                                            768           698
  Deferred income tax benefits                           176           176
                                                      ------        ------
     Total current assets                              1,387         1,275

Investments and long-term receivables,
 less reserves of $3 and $10                             620           743
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,075 and $5,939                                     2,499         2,500
Prepaid pensions                                       2,327         2,172
Other noncurrent assets                                   51            59
                                                       -----        ------
     Total assets                                     $6,884        $6,749
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $17           $13
  Accounts payable                                       612           501
  Payroll and benefits payable                           315           330
  Accrued taxes                                          132           150
  Accrued interest                                        11            10
  Long-term debt due within one year                      15            12
                                                      ------        ------
     Total current liabilities                         1,102         1,016

Long-term debt, less unamortized discount                491           464
Long-term deferred income taxes                          174           129
Employee benefits                                      2,316         2,315
Deferred credits and other liabilities                   474           484
Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

STOCKHOLDERS' EQUITY
Preferred stock                                            3             3
Common stockholders' equity                            2,076         2,090
                                                      ------        ------
     Total stockholders' equity                        2,079         2,093
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,884        $6,749
                                                      ======        ======

Selected notes to financial statements appear on pages 65-71.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                        Six Months Ended
                                                            June 30
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                               $41          $223
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       5             -
  Depreciation, depletion and amortization               150           149
  Pensions and other postretirement benefits            (143)         (107)
  Deferred income taxes                                   49            89
  (Gain) loss on disposal of assets                        2           (28)
  Changes in:
     Current receivables         - sold                   30             -
                                 - operating turnover    (60)           94
Inventories                                              (70)          (33)
     Current accounts payable and accrued expenses        76          (116)
  All other - net                                         44           (29)
                                                      ------        ------
     Net cash provided from operating activities         124           242
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (153)         (136)
Disposal of assets                                         4            15
Restricted cash     -withdrawals                           -             3
             - deposits                                   (6)           (3)
Affiliates - investments - net                             -           (63)
All other - net                                           (3)           13
                                                      ------        ------
     Net cash used in investing activities              (158)         (171)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in U. S. Steel Group's portion of USX
 consolidated debt                                       105           (47)
Specifically attributed debt repayments                  (11)           (3)
Steel Stock issued                                         -            25
Dividends paid                                           (49)          (48)
                                                      ------        ------
     Net cash provided from (used in)
      financing activities                                45           (73)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      11            (2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             9            18
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $20           $16
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(42)         $(39)
  Income taxes paid, including settlements with
   the Marathon Group                                     (5)          (14)

Selected notes to financial statements appear on pages 65-71.

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

     3. The U. S. Steel Group's total comprehensive income for the second quarter of 1999 and 1998 was $51 million and $134 million, respectively, and $33 million and $221 million for the six months of 1999 and 1998, respectively.

     4.   The U. S. Steel Group consists of one operating segment, U. S. Steel.
     U. S. Steel is engaged in the production and sale of steel mill products, coke and taconite pellets. U. S. Steel also engages in the following related business activities: the management of mineral resources, domestic coal mining, engineering and consulting services, and real estate development and management. The results of segment operations are as follows:

                                                      Second Quarter Ended
                                                            June 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Customer                                            $1,292        $1,689
  Intergroup (a)                                          11             -
  Equity in earnings (losses) of
       unconsolidated affiliates                        (10)            28
  Other                                                   11            16
                                                      ------        ------
     Total revenues                                   $1,304        $1,733
                                                      ======        ======
Segment income (loss)                                    $(9)         $154
                                                      ======        ======

(a)  Intergroup sales and transfers were conducted on an arm's-length basis.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     4.   (Continued)

                                                        Six Months Ended
                                                            June 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Customer                                            $2,537        $3,358
  Intergroup (a)                                          12             -
  Equity in earnings (losses) of
    unconsolidated affiliates                           (33)            43
  Other                                                   21            28
                                                      ------        ------
     Total revenues                                   $2,537        $3,429
                                                      ======        ======
Segment income (loss)                                   $(68)         $260
                                                      ======        ======

(a)  Intergroup sales and transfers were conducted on an arm's-length basis.


          The following schedules reconcile segment revenue and income (loss) to amounts reported in the U. S. Steel Group's financial statements:

                                                      Second Quarter Ended
                                                            June 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues of reportable segment and Group revenues     $1,304        $1,733
                                                      ======        ======

Income (loss) for reportable segment                     $(9)         $154
Items not allocated to segment:
  Administrative expenses                                 (8)           (5)
  Pension credits                                        140            93
  Costs related to former business activities            (20)          (25)
                                                      ------        ------
     Total Group income from operations                 $103          $217
                                                      ======        ======

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

     4.   (Continued)
                                                        Six Months Ended
                                                            June 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues of reportable segment                        $2,537        $3,429
Loss on investment in RTI stock used to satisfy
 indexed debt obligations                                (22)            -
                                                      ------        ------
     Total Group revenues                             $2,515        $3,429
                                                      ======        ======

Income (loss) for reportable segment                    $(68)         $260
Items not allocated to segment:
  Administrative expenses                                (13)          (14)
  Pension credits                                        248           186
  Costs related to former business activities            (44)          (53)
  Loss on investment in RTI stock used to satisfy
   indexed debt obligations                              (22)            -
                                                      ------        ------
     Total Group income from operations                 $101          $379
                                                      ======        ======

     5. The method of calculating net income per common share for the Steel Stock and Marathon Stock reflects the Board's intent that the separately reported earnings and surplus of the U. S. Steel Group and the Marathon Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.

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

          See Note 9, of the Notes to USX Consolidated Financial Statements for the computation of income per share.

     6.   On March 31, 1999, USX irrevocably deposited with a trustee the entire
     5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6-3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. The notes are exchangeable for shares of RTI common stock on a variable basis up to one share per note depending on the market price of RTI common stock at maturity. Ownership of any shares not required for satisfaction of the indexed debt will revert to USX.

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

          In December 1996, USX had issued $117 million of notes indexed to the common share price of RTI. At maturity, USX would have been required to exchange the notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. Since USX's investment in RTI was attributed to the U. S. Steel Group, the indexed debt was also attributed to the U. S. Steel Group. USX had a 26% investment in RTI and accounted for its investment using the equity method of accounting.

     7. Income from operations includes net periodic pension credits of $88 million and $51 million in the second quarter of 1999 and 1998, respectively, ($141 million and $102 million in the first six months of 1999 and 1998, respectively.) These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

          In the second quarter of 1999, the U. S. Steel Group recognized a one-time pretax settlement gain of $35 million, related mainly to pension costs of employees who retired under the U. S. Steel Group 1998 voluntary early retirement program. This noncash settlement gain is included in selling, general and administrative expenses.

     8. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                   -------------------------
                                                     June 30    December 31
                                                       1999          1998
                                                   -----------  -----------
    Raw materials                                       $128         $185
    Semi-finished products                               368          282
    Finished products                                    217          182
    Supplies and sundry items                             55           49
                                                        ----          ----
      Total                                             $768         $698
                                                        ====          ====

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

     9. The U. S. Steel Group participates in an agreement (the program) to sell an undivided interest in certain accounts receivable. Payments are collected from the sold accounts receivable; the collections are reinvested in new accounts receivable for the buyers; and a yield, based on defined short-term market rates, is transferred to the buyers. At June 30, 1999, the amount sold under the program that had not been collected was $350 million, which will be forwarded to the buyers at the end of the agreement, or in the event of earlier contract termination. If the U. S. Steel Group does not have a sufficient quantity of eligible accounts receivable to reinvest in for the buyers, the size of the program will be reduced accordingly. The buyers have rights to a pool of receivables that must be maintained at a level of at least 115% of the program size. In the event of a change in control of USX, as defined in the agreement, the U. S. Steel Group may be required to forward payments collected on sold accounts receivable to the buyers.

     10. At June 30, 1999, accounts receivable includes an estimated income tax receivable from the Marathon Group of $24 million, determined in accordance with the tax allocation policy discussed in Note 2.

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

          The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At June 30, 1999, and December 31, 1998, accrued liabilities for remediation totaled $101 million and $97 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 1999 and for the years 1998 and 1997, such capital expenditures totaled $13 million, $49 million and $43 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     11.  (Continued)

          Guarantees by USX of the liabilities of affiliated entities of the U.
     S. Steel Group totaled $87 million at June 30, 1999. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of June 30, 1999, the largest guarantee for a single affiliate was $59 million.

          The U. S. Steel Group's contract commitments to acquire property, plant and equipment at June 30, 1999, totaled $122 million compared with $188 million at December 31, 1998.

     12. On April 12, 1999, USX and Kobe Steel, Ltd. (Kobe Steel) announced that they had entered into a letter of intent with Blackstone Capital Partners II (Blackstone) to combine the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone, Republic Technologies International, Inc., Republic Engineered Steels, Inc. and Bar Technologies, Inc. (collectively Republic). In addition, on August 6, 1999, USX agreed to a $15 million equity investment in Republic when the combination is consummated. USX currently owns 50% of USS/Kobe and will own approximately 15% of Republic. The seamless pipe business of USS/Kobe is excluded from this transaction and will continue to operate as a joint venture between USX and Kobe Steel.

    The transaction was subject to numerous conditions, including financing.
    As of the date of issuance of the accompanying financial statements, it was uncertain whether several of these conditions would be resolved and the transaction would be completed. Due to these uncertainties, neither USX nor USS/Kobe recognized any financial effects of the transaction in the second quarter 1999. On August 6, 1999, Republic received financing commitments sufficient to complete the transaction, which is scheduled to be closed on August 13, 1999.

    The estimated fair value of USX's investment in Republic, based upon preliminary information supplied by Republic, is approximately $80 million less than USX's carrying value of its investment in the steelmaking and bar producing assets of USS/Kobe. Based on the resolution of the uncertainties and the anticipated closing of the transaction, USX expects to recognize an estimated impairment of $80 million in the third quarter of 1999.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is engaged in the production, transportation and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS/Kobe Steel Company ("USS/Kobe"), USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, and VSZ U. S. Steel, s. r.o. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 85.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data -- Disclosures About Forward-Looking Statements in USX 1998 Form 10-K.

Results of Operations
---------------------
     Revenues for the second quarter and first six months of 1999 and 1998 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------

Sales                                           $1,303  $1,689  $2,549   $3,359
Income (loss) from affiliates                      (10)     28     (33)      43
Gain (loss) on disposal of assets                   10      17      (2)      28
Other income (loss)                                  1      (1)      1       (1)
                                                 -----   -----   -----    -----
 Total Revenues                                 $1,304  $1,733  $2,515   $3,429

     Total revenues decreased by $429 million and $914 million in the second quarter and first six months of 1999, respectively, compared with the same periods in 1998. The decreases primarily reflected lower average steel product prices (prices decreased $53/ton and $46/ton in the second quarter and first six months of 1999, respectively), lower shipment volumes (shipments decreased 309,000 tons and 861,000 tons in the second quarter and first six months of 1999, respectively), and lower income from affiliates.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Income from operations for the U. S. Steel Group for the second quarter and first six months of 1999 and 1998 is set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                             1999   1998     1999     1998
                                                ------  ------  ------   ------
Segment income (loss) for U. S. Steel
   Operations (a)                                 $(9)   $154    $(68)    $260
Items not allocated to segment:
 Pension credits                                   140      93     248      186
 Administrative expenses                            (8)     (5)    (13)     (14)
 Costs related to former business activities (b)   (20)    (25)    (44)     (53)
 Loss on investment in RTI stock used to satisfy
  indexed debt obligations (c)                       -       -     (22)       -
                                                 -----   -----   -----    -----
  Total Group income from operations              $103    $217    $101     $379
                                                 =====   =====   =====    =====
-----

         (a) Includes income (loss) from the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services.
         (b) Includes the portion of postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group.
         (c) For further details, see Note 6 to the U. S. Steel Group Financial Statements.

Segment income for U. S. Steel operations

     Segment income for U. S. Steel operations decreased $163 million and $328 million in the second quarter and first six months of 1999, respectively, compared with the same periods in 1998. The decreases in segment income were primarily due to lower average steel prices, lower shipments and lower income from affiliates. Segment income for the first six months included a $10 million charge for environmental accruals. Results in second quarter 1998 included a favorable $30 million (net of charges and reserves) insurance litigation settlement pertaining to the Gary (Ind.) Works No. 8 blast furnace explosion.

     Steel product prices and shipment volumes continue to be negatively affected by the ongoing effects of steel imports, and the continued weakness in tubular and plate markets.

Items not allocated to segment

     Pension credits associated with pension plan assets and liabilities allocated to pre-1987 retirees, former businesses, and certain corporate activities are not included in segment income for U. S. Steel operations. These pension credits, which are primarily noncash, totaled $140 million and $248 million in the second quarter and first six months of 1999, respectively, compared to $93 million and $186 million in the same period in 1998. Pension credits in the second quarter and first six months of 1999 included $35 million for a one-time favorable settlement primarily related to the 1998 voluntary early retirement program for salaried employees completed during the second quarter 1999.

     Pension credits, combined with pension costs included in segment income for
U. S. Steel operations, resulted in net pension credits of $88 million and $140

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

million in the second quarter and first six months of 1999, respectively, compared to $48 million and $97 million in the same periods in 1998. Future net pension credits can be volatile depending upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected. For additional information on pensions, see the discussion of "Outlook" below.

     Net interest and other financial costs for the second quarter and first six months of 1999 and 1998 are set forth in the following table:

                                               Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------
Net interest and other financial costs             $20     $22     $28      $50
Less:
  Favorable (unfavorable) adjustments to
  carrying value of indexed debt (a)                 -       -      13       (4)
                                                 -----   -----   -----    -----
Net interest and other financial costs
 adjusted to exclude above item                    $20     $22     $41      $46
                                                 =====   =====   =====    =====
-----

       (a) For discussion, see Note 6 to the U. S. Steel Group Financial Statements.

     Adjusted net interest and other financial costs decreased by $2 million and $5 million in the second quarter and first six months of 1999, respectively, as compared with the same periods in 1998.

     The provision for estimated income taxes in the second quarter and first six months of 1999 decreased compared to the same periods in 1998 due to a decline in income from operations. The provision for estimated income taxes for the second quarter and first six months of 1998 included a $9 million favorable foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

     The extraordinary loss on extinguishment of debt of $5 million (net of $3 million income tax benefit) in the first six months of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt. For further discussion, see Note 6 to the U. S. Steel Group Financial Statements.

     Net income decreased $81 million and $182 million in the second quarter and first six months of 1999, respectively, compared to the same periods in 1998, primarily reflecting the factors discussed above.

Operating Statistics
--------------------
     Second quarter and first six months of 1999 steel shipments of 2.5 million tons and 4.9 million tons, decreased 11% and 15%, respectively, from the same

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

periods in 1998. Raw steel production in the second quarter of 1999 of 3.1 million tons, increased 7% from the same period in 1998. Raw steel production in the first six months of 1999 of 5.8 million tons, decreased 3% from the same period in 1998. Raw steel capability utilization in the second quarter of 1999 averaged 96.9%, compared to 90.9% in the same period in 1998. Raw steel capability utilization in the first six months of 1999 averaged 92.0%, compared to 95.3% in the same period in 1998. Steel shipments, production and raw steel capability utilization in the first six months of 1999 continued to be negatively impacted by the ongoing effects of steel imports and weak plate and tubular markets.

Cash Flows
----------
     Net cash provided from operating activities in the first six months of 1999 was $124 million, compared with $242 million in the same period in 1998. The first six months of 1998 included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works No. 8 blast furnace explosion. Excluding this item, net cash provided from operating activities decreased $80 million due mainly to decreased profitability.

     Capital expenditures in the first six months of 1999 were $153 million, compared with $136 million in the same period in 1998. Contract commitments for capital expenditures at June 30, 1999, totaled $122 million, compared with $188 million at year-end 1998.

     Net cash used in investments in equity affiliates in the first six months of 1998 of $63 million primarily reflects funding for entry into a joint venture in Slovakia with VSZ a.s.

     Financial obligations (excluding the noncash satisfaction of the indexed debt) increased by $94 million in the first six months of 1999. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group. The increase in financial obligations resulted from capital expenditures and dividend payments exceeding cash from operating activities.

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

     USX has been notified that it is a potential responsible party (``PRP'') at 25 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act (``CERCLA'') as of June 30, 1999. In addition, there are 12 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 32 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

Outlook
-------
     Shipment volumes in the third quarter for U. S. Steel Group are expected to be higher than second quarter 1999. However, the favorable effects of increased shipments are expected to be more than offset by lower price realizations due to continued unfavorable product mix, including a substantial amount of semi-finished sales, and continued weakness in plate and tubular markets. The third quarter will also be impacted by higher benefit costs associated with the recently ratified labor contract and unfavorable manufacturing costs related to planned outages. In recent years, demand for steel in the United States has been at high levels. Any weakness in the United States economy for capital goods or consumer durables could further adversely impact U. S. Steel Group's product prices and shipment levels.

     On June 25, 1999, U. S. Steel reached an agreement with the United Steel Workers of America ("USWA") on a new five-year labor contract covering approximately 14,500 employees effective August 1, 1999. The union membership ratified the contract on August 6, 1999. The new labor contract, which includes $2.00 in hourly wage increases phased in over the term of the agreement beginning in 2000 as well as pension and other benefit improvements for active and retired employees and spouses, will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the contract. Net pension credits for the U. S. Steel Group are estimated to be reduced by approximately $5 million per month beginning August 1, 1999 for the balance of the year. As a result of the pension changes in the new labor contract, net pension credits for 1999 are now expected to total approximately $225 million, which includes the $35 million for the one-time favorable settlement recorded in the second quarter of 1999. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such other competitors will be materially affected.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     During the third quarter of 1999, a number of minor outages are planned at various U. S. Steel Group facilities that in aggregate are expected to result in higher manufacturing costs.

     Steel imports to the United States accounted for an estimated 25%, 30% and 24% of the domestic steel market in the first four months of 1999, and for the years 1998 and 1997, respectively. Steel imports of cut-to-length plate and cold-rolled increased 28% and 22%, respectively, in the first four months of 1999, compared to the same period in 1998.

     On September 30, 1998, USX joined with 11 other producers, the USWA and the Independent Steelworkers Union ("ISU") to file trade cases against Japan, Russia, and Brazil. Those filings contended that millions of tons of unfairly traded hot-rolled carbon sheet products have caused serious injury to the domestic steel industry through rapidly falling prices and lost business. In the case against Japan, on April 28, 1999, the U.S. Department of Commerce ("Commerce"), announced final antidumping ("AD") duty determinations and, on June 11, 1999, the U.S. International Trade Commission ("ITC") announced its final determination that the imports from Japan were injuring the domestic industry. The final AD order against Japan was issued on June 23, 1999. In the cases against Brazil, on July 7, 1999, Commerce announced final countervailing ("CVD") and AD duty determinations and, contemporaneously, announced that it had entered into agreements with Brazil to suspend the investigations. In the case against Russia, on July 13, 1999, Commerce announced final AD duty determinations and, contemporaneously, announced that it had entered into an agreement with Russia to suspend the investigation. In addition, Commerce announced that it had also entered into a comprehensive agreement concerning all steel product imports from Russia except for plate products and hot-rolled products. Plate products from Russia are subject to a suspension agreement signed in 1997. USX is evaluating whether to appeal the recently announced suspension agreements with Brazil and Russia.

     On February 16, 1999, USX joined with four other producers and the USWA to file trade cases against eight countries (Japan, South Korea, India, Indonesia, Macedonia, the Czech Republic, France, and Italy) concerning imports of cut-to-length plate products. AD cases were filed against all the countries and CVD duty cases were filed against six of the countries. On April 2, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from six of the countries. The ITC determined that the volume of imports from Macedonia and the Czech Republic were negligible and had declined in importance in the United States market relative to the other countries. On July 20, 1999, Commerce announced preliminary AD and CVD duty determinations. The preliminary injury determination and the preliminary duty determinations are subject to further investigation by the ITC and Commerce.

     On June 2, 1999, USX joined with eight other producers and the USWA and the ISU to file trade cases against twelve countries (Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey, and Venezuela) concerning imports of cold-rolled products. AD cases were filed against all the countries and CVD duty cases were filed against Brazil, Indonesia, Thailand, and Venezuela. On July 19, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries. The ITC, by a divided vote, decided to discontinue the CVD investigations of subsidized imports from Indonesia, Thailand, and Venezuela. Commerce is expected to announce preliminary duty determinations later in the year. These cases are subject to further investigation by both the ITC and Commerce.

     On June 30, 1999, USX joined with four other producers and the USWA to file trade cases against five countries (the Czech Republic, Japan, Mexico, Romania, and

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

South Africa) concerning imports of large and small diameter carbon and alloy standard, line, and pressure pipe. On July 20, 1999, Commerce announced its decision to initiate an investigation and the ITC's preliminary staff hearing was conducted on July 21, 1999. The ITC's preliminary injury determination is expected to be announced in mid-August and, assuming a preliminary determination of injury, Commerce is expected to announce preliminary duty determinations later in the year. Any preliminary injury determination and preliminary duty determinations are subject to further investigation by the ITC and Commerce.

     USX intends to file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

   The forgoing discussion includes statements concerning anticipated steel pricing, product mix, and shipment levels are forward-looking and are based upon assumptions as to future product demand, prices and mix, and levels of steel production capability, production and shipments. These forward-looking statements can be affected by imports, domestic and international economies, domestic production capacity, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated.

   On April 12, 1999, USX and Kobe Steel, Ltd. (Kobe Steel) announced that they had entered into a letter of intent with Blackstone Capital Partners II (Blackstone) to combine the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone, Republic Technologies International, Inc., Republic Engineered Steels, Inc. and Bar Technologies, Inc. (collectively Republic). In addition, on August 6, 1999, USX agreed to a $15 million equity investment in Repubic when the combination is consummated. USX currently owns 50% of USS/Kobe and will own approximately 15% of Republic. The seamless pipe business of USS/Kobe is excluded from this transaction and will continue to operate as a joint venture between USX and Kobe Steel.

     The transaction was subject to numerous conditions, including financing. As of the date of the issuance of the accompanying financial statements, it was uncertain whether several of these conditions would be resolved and the transaction would be completed. Due to these uncertainties, neither USX nor USS/Kobe recognized any financial effects of the transaction in the second quarter 1999. On August 6, 1999, Republic received financing commitments sufficient to complete the transaction, which is scheduled to be closed on August 13, 1999.

     The estimated fair value of USX's investment in Republic, based upon preliminary information supplied by Republic, is approximately $80 million less than USX's carrying value of its investment in the steelmaking and bar producing assets of USS/Kobe. Based on the resolution of the uncertainties and the anticipated closing of the transaction, USX expects to recognize an estimated impairment of $80 million in the third quarter of 1999. The statement with respect to the amount of the estimated impairment is forward-looking and is based on a number of assumptions including but not limited to fair value determination of Republic, equity investment and asset allocation. In the event these assumptions prove to be inaccurate, the actual impairment may differ significantly from the amount presently anticipated.

     If the transaction closes as anticipated, Republic has stated that it expects to incur operating losses through 2000, which will include restructuring charges associated with the consolidation of the combined operations. USX will recognize its share of any such losses under the equity method of accounting.

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

State of Readiness

     The Year 2000 inventory and date impact assessment activities for both information technology (IT) and non-IT systems/processes within the U. S. Steel Group are complete. IT systems/processes are 98% Year 2000 ready as of June 30, 1999, and the non-IT area is 99% ready. Progress on achieving Year 2000 readiness for both critical and non-critical systems/processes is ahead of the stated U. S. Steel Group objectives. All systems/processes for IT and non-IT are targeted to be Year 2000 ready, including testing on the exchange of information among systems/processes (integration testing), by the end of September, 1999. There are several systems/processes which will be replaced and/or upgraded with third-party Year 2000 ready products and services during the third quarter, 1999; however, implementation schedules have been established for such systems/processes.

     The remaining Year 2000 efforts in 1999 will primarily focus on (1) tracking and verifying the readiness of third parties critical to the business operations, (2) reviewing the effectiveness of the contingency plans that have been developed, (3) establishing Year 2000 crisis management command centers,
(4) preparing and communicating final plans to the workforce and affected entities for the transition to the new century and (5) conducting the final round of Year 2000 assessments by the internal audit team.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     The following table provides the percent of completion for the inventory of systems and processes that may be affected by the year 2000 ("Y2K Inventory"), the analysis performed to determine the Year 2000 date impact on inventoried systems and processes ("Y2K Impact Assessment") and the year 2000 readiness of the U. S. Steel Group`s year 2000 inventory ("Y2K Readiness of Overall Inventory"). The percent of completion for Y2K Readiness of Overall Inventory includes all inventory items not date impacted, those items already Year 2000 ready and those corrected and made Year 2000 ready through the renovation/replacement, testing and implementation activities.

                                                   Percent Completed
                                                                 Y2K
                                                         Y2K  Readiness
                                                        Impact    of
                                                 Y2K   Assess- Overall
As of June 30, 1999                           Inventory  ment Inventory
                                                ------  ------  ------
Information Technology                            100%    100%     98%
Non-Information Technology                        100%    100%     99%

Third Parties

The U. S. Steel Group continues to review and track the Year 2000 readiness of its third party relationships (including, but not limited to outside processors, process control systems and hardware suppliers, telecommunication providers, and transportation carriers) who are critical to its operations. The majority of contacts have been made with critical third parties to determine if they will be able to provide their products and services to the U. S. Steel Group after the Year 2000. An aggressive follow-up process with those third parties not responding or returning an unacceptable response is underway. Communications with U. S. Steel Group's third parties is an on-going process which includes mailings, telephone contacts and on-site visits. If it is determined that there is a significant risk with a third party, an effort will be made to work with those third parties to resolve the issue, or a new provider of the same products or services will be investigated and secured. As of June 30, 1999, the U. S. Steel Group has sent out approximately 900 inquiries and over 92% have responded. Approximately 490 of these third parties are considered critical vendors/suppliers or outside steel processors. The response rate for the critical third parties is at 100%. Follow-up phone assessments have been made on 74% (362) of the critical third parties. For over 95% of those assessed to date, there is a medium to high level of assurance that the critical third parties will be Year 2000 ready. In addition, on-site Year 2000 assessments have also been made on several critical third parties to verify the effectiveness and accuracy of their responses. Other on-site assessments are planned, as conditions warrant. Additional phone and/or on-site assessments of critical third parties, as deemed necessary, are scheduled for completion by the end of third quarter, 1999; however, plans are to continue to monitor the readiness of critical third parties for the remainder of 1999.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

The Costs to Address Year 2000 Issues

     The current estimated cost associated with Year 2000 readiness, is approximately $29 million, which includes $16 million in incremental cost. Total costs incurred as of June 30, 1999, were $19 million, including $8 million of incremental costs. In the third quarter, the estimated costs will be re-evaluated in consideration of the remaining project activities including the present state of readiness, implementation of contingency plans, continued monitoring of critical third parties, preparations and transition to the new century, and internal assessments of Year 2000 readiness.

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

     In addition, the lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes is a concern to the U. S. Steel Group. Without timely and reliable information from suppliers, specifically on embedded chip technology, schedules for attaining readiness can be impacted and some Year 2000 problems could go undetected during the transition to the year 2000.

Contingency Planning

     Since no one can predict with certainty the outcome of this unprecedented Year 2000 event, the U. S. Steel Group's primary strategy and defense against Year 2000 related problems is to diligently continue to mitigate risks through review and extensive testing of its critical systems/processes. From a Year 2000 contingency planning perspective, contingency plans have been developed and documented to provide continuity in the key business operations and corollary customer service. These plans were developed by contingency planning work groups representing each business/producing location with an executive steering committee overseeing the development process.

     The contingency planning strategies generally being employed include; (1) idle or shut down facilities for a short duration (minutes/hours in most cases as opposed to days) over the critical period during the change of the century to protect personnel and safeguard equipment and facilities, (2) curtail the processing of hot metal during the highest period of risk, (3) schedule extra key personnel over the critical turn of the century period to prepare the processing environment, to monitor conditions and to evaluate when it is safe to resume normal operations, (4) procure auxiliary power generation for critical functions with consideration to both the potential impact of Year 2000 and extreme inclement weather conditions, (5) establish strategically located command centers with appropriate communication facilities to collect and disseminate important information and to activate emergency escalation procedures, (6) review and adjust inventory levels as business conditions dictate to provide continuity in customer service, and (7) continue to evaluate the readiness of regular and alternate third party suppliers and service providers to help assure the availability and continuity of critical products and services.

     During the remainder of 1999, the contingency plans will be adjusted and tested, as applicable, as business conditions warrant.

     This discussion includes forward-looking statements of the U. S. Steel Group's efforts and management's expectations relating to Year 2000 readiness. The Steel

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review. Also, the U. S. Steel Group's ability to mitigate Year 2000 risks could be adversely impacted by the effectiveness of contingency plans.

Accounting Standard
--------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. Upon adoption, there may be derivative instruments employed by USX that do not meet all of the designated hedge criteria and they will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations for the U. S. Steel Group. The effective date of SFAS No. 133 was amended by SFAS No. 137. USX plans to adopt the standard effective January 1, 2001, as required.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of June 30, 1999 are provided in the following table(a):

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                       Price Change of(a)
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
U. S. Steel Group
    Natural gas (price decrease)                        $2.5         $6.3
    Zinc (price decrease)                                3.0          7.6
    Tin (price decrease)                                  .4           .7
    Nickel (price decrease)                               .1           .2

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at June 30, 1999. U. S. Steel Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to June 30, 1999, would cause future pretax income effects to differ from those presented in the table.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     As of June 30, 1999, the discussion of the U. S. Steel Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of June 30, 1999, the U. S. Steel Group had no material exposure to foreign currency exchange rate risk.

Equity Price Risk
-----------------
     USX was subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes due February 1, 2000 ("indexed debt"). However, on March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under the indexed debt. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. USX is no longer exposed to any negative risks associated with changes in the value of RTI common stock. For further discussion, see Note 6 to the U.S. Steel Group Financial Statements.

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

                       U.S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                Second Quarter    Six Months
                                                Ended June 30   Ended June 30
(Dollars in millions)                            1999    1998    1999     1998
--------------------------------------------------------------------------------
REVENUES                                        $1,304  $1,733  $2,515   $3,429

INCOME (LOSS) FROM OPERATIONS

 U. S. Steel Operations (a) (b)                    $(9)   $154    $(68)    $260
 Items not allocated to segment:
   Pension Credits (c)                             140      93     248      186
   Administrative Expenses                          (8)     (5)    (13)     (14)
   Cost related to former business activities (d)  (20)    (25)    (44)     (53)
   Loss on settlement of indexed debt with
     RTI International Metals, Inc. Stock            -       -     (22)       -
                                                  ----    ----    ----     ----
Total U. S. Steel Group                            103     217     101      379

PENSION COSTS INCLUDED IN U. S. STEEL OPERATIONS   $52     $45    $108      $89

CAPITAL EXPENDITURES                               $74     $79    $153     $136

OPERATING STATISTICS

 Average steel price per ton                      $424    $477    $430     $476
 Steel Shipments (e)                             2,548   2,857   4,929    5,790
 Raw Steel-Production (e)                        3,091   2,902   5,840    6,045
 Raw Steel-Capability Utilization (f)            96.9%   90.9%   92.0%    95.3%
 Total iron ore shipments (e)                    4,823   4,989   6,186    6,772

----------

      (a) Results in the first six months of 1999 included a $10 million charge for environmental accruals. Results in second quarter and the first six months of 1998 included approximately $30 million (net of related charges and reserves) for the settlement of litigation against company's property insurers to recover losses related to a 1995 explosion at the Gary Works No. 8 blast furnace.

      (b) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; engineering and consulting services; and equity income from joint ventures and partially owned companies, such as USS/Kobe Steel Company, USS-POSCO Industries, PRO-TEC Coating Company, Transtar Inc., and until March 31, 1999 RTI International Metals, Inc. (formerly RMI Titanium Company). Also includes results of real estate development and management, and leasing and financing activities.

      (c) Includes $35 million for a pension settlement gain primarily related to the early retirement program completed during the second quarter 1999.

      (d) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.

      (e)  Thousands of net tons

      (f) Based on annual raw steel production capability of 12.8 million tons.

Part II - Other Information
----------------------------

     Item 1. LEGAL PROCEEDINGS

          Marathon Group

               Posted Price Litigation

               The Marathon Group, alone or with other energy companies, has been named in a number of lawsuits in State and Federal courts alleging various causes of action related to crude oil royalty payments based on posted prices, including underpayment of royalty interests, underpayment of severance taxes, antitrust violations, and violation of the Texas common purchaser statue. Plaintiffs in these actions include governmental entities and private entities or individuals, and some seek class action status. All of these cases are in various states of preliminary activities. No class certification has been determined as to Marathon in any case to date.

               During November 1997, Marathon and over twenty other defendants entered into a proposed class settlement agreement covering antitrust and contract claims from January 1, 1986, through September 30, 1997, excluding federal and Indian royalty claims, common purchaser claims and severance tax claims. A new settlement agreement was filed with the U.S. District Court in Texas on June, 26, 1998, which replaces the November 1997 Settlement Agreement. The new settlement agreement omits from the settlement class all State entities which receive royalty payments and only covers private claimants. It will settle all private claims, subject to opt-outs, for a period from January 1, 1986 to September 30, 1998. The agreement was approved by the Court in April 1999. The approval of the settlement has been appealed to the 5th Circuit Court of Appeals.

               Marathon and approximately 20 other oil companies have settled a claim by the state of Texas that the oil companies allegedly had violated Texas's common purchaser statute and underpaid royalties on oil produced from state lands. Under the settlement, the companies will pay a total of $12.6 million.

               Multi-media

               In July, the U.S. Environmental Protection Agency ("EPA") served MAP with one Notice of Violation and two Findings of Violation in connection with its multimedia inspection of the Detroit Refinery. These informal action notices allege violations of the Michigan State Implementation Plan and the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. MAP has an opportunity to contest the factual and legal basis for the allegations prior to the EPA taking enforcement action.


     Other Environmental Cases

              In July 1999, Speedway SuperAmerica LLC was assessed a
          $112,000 penalty by the West Virginia Division of Environmental Protection for the Resource Conservation and Recovery Act violations including, among other things, the storing of ignitable and hazardous waste and failing to correctly label hazardous waste containers and properly characterize all waste.

                    At the Robinson refinery the Department of Justice filed a civil complaint in February 1999, alleging violation of the Clean Air Act with respect to benzene releases at the Robinson refinery.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The annual meeting of stockholders was held April 27, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which were described in the proxy statement.

     1.   All nominees for director listed in the proxy statement were elected.

     2. PricewaterhouseCoopers LLP was elected as the independent accountants for 1999. (For, 356,025,355; against, 683,304; abstained, 1,415,852).

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

                                                  (In millions)
                                         -------------------------------
                                                Second Quarter    Six Months
                                                    Ended           Ended
                                                   June 30         June 30
                                                 1999    1998    1999     1998
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $5,480  $5,524 $10,322  $11,026
Income from operations                             415     460     823      868
Net income                                         143     148     254      321

                                                         (In millions)
                                                    -----------------------
                                                     June 30    December 31
                                                       1999         1998
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $5,093        $4,742
Noncurrent assets                                     11,286        11,420
                                                      ------        ------
Total assets                                         $16,379       $16,162
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $2,430        $2,543
Noncurrent liabilities                                 9,353         9,428
Preferred stock of subsidiary                             10            17
Minority interest in consolidated subsidiary           1,744         1,590
Stockholder's equity                                   2,842         2,584
                                                     -------       -------
Total liabilities and stockholder's equity           $16,379       $16,162
                                                     =======       =======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

               3.1  USX Restated Certificate of
                    Incorporation dated
                    May 1, 1999.................



               3.2  USX By-Laws, effective as of
                    May 1, 1999................


               4.1  Amended and Restated Rights
                    Agreement..................   Incorporated by reference
                                                  to USX's Form 8 Amendment to
                                                  Form 8-A filed on October 9,
                                                  1992 (File No. 1-5153).

               10(h) Amended and Restated Limited
                     Liability Agreement of Marathon
                     Ashland Petroleum LLC, dated as
                     of December 31, 1998.

               10(i) Amendment No. 1 dated as of
                     December 31, 1998, to the Put/Call
                     Registration Rights and Standstill
                     Agreement dated as of January 1, 1998
                     of Marathon Ashland Petroleum LLC.

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

August 13, 1999