Form 10-Q
period 1999-09-30
USX CORP
filed 1999-11-10
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

Common stock outstanding at October 31, 1999 follows:

               USX-Marathon Group       - 310,719,384 shares
               USX-U. S. Steel Group    -  88,393,856 shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 1999
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          21

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         23

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        31

               Financial Statistics                                 33

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               34

               Marathon Group Balance Sheet                         35

               Marathon Group Statement of Cash Flows               36

               Selected Notes to Financial Statements               37

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              46

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        63

               Supplemental Statistics                              65

                                 USX CORPORATION
                                  SEC FORM 10-Q
                        QUARTER ENDED September 30, 1999
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations           66

               U. S. Steel Group Balance Sheet                     67

               U. S. Steel Group Statement of Cash Flows           68

               Selected Notes to Financial Statements              69

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                         76

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                       86

               Supplemental Statistics                             88

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings                                   89

Item 2.        Changes in Securities and Use of Proceeds           90

Item 5.        Other Information                                   91

Item 6.        Exhibits and Reports on Form 8-K                    92

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999    1998    1999     1998
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $7,827  $7,062 $20,636  $21,144
 Dividend and affiliate income (loss)              (42)     12     (31)      83
 Gain (loss) on disposal of assets                   5      14      (8)      58
 Gain (loss) on ownership change in Marathon
  Ashland Petroleum LLC                             11      (1)     11      245
 Other income                                        9       4      22       21
                                                ------  ------  ------   ------
   Total revenues                                7,810   7,091  20,630   21,551
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      5,896   5,195  15,260   15,461
 Selling, general and administrative expenses       60      81     149      233
 Depreciation, depletion and amortization          297     293     906      921
 Taxes other than income taxes                   1,121   1,106   3,269    3,157
 Exploration expenses                               40      46     162      203
 Inventory market valuation charges (credits)     (136)     50    (551)      22
                                                ------  ------  ------   ------
   Total costs and expenses                      7,278   6,771  19,195   19,997
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             532     320   1,435    1,554
Net interest and other financial costs              92      73     266      226
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     148      70     405      282
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS  292     177     764    1,046
Provision for estimated income taxes                93      61     266      362
                                                ------  ------  ------   ------
INCOME BEFORE EXTRAORDINARY LOSS                   199     116     498      684
Extraordinary loss on extinguishment of debt,
 net of income tax                                   -       -       5        -
                                                ------  ------  ------   ------
NET INCOME                                         199     116     493      684
Dividends on preferred stock                         2       2       7        7
                                                ------  ------  ------   ------
NET INCOME APPLICABLE TO COMMON STOCKS            $197    $114    $486     $677
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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------


                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1999    1998    1999     1998
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:

 Net income                                       $230     $51    $483     $396
   - Per share - basic                             .74     .18    1.56     1.37
               - diluted                           .74     .17    1.56     1.36

 Dividends paid per share                          .21     .21     .63      .63

 Weighted average shares, in thousands
   - Basic                                     309,392 291,320 309,160  289,928
   - Diluted                                   309,810 291,803 309,491  290,528

APPLICABLE TO STEEL STOCK:

 Income (loss) before extraordinary loss          $(33)    $63      $8     $281
   - Per share - basic                            (.37)    .72     .10     3.22
            - diluted                             (.37)    .71     .10     3.11

 Extraordinary loss, net of income tax               -       -       5        -
   - Per share - basic and diluted                   -       -     .06        -

 Net income (loss)                                $(33)    $63      $3     $281
   - Per share - basic                            (.37)    .72     .04     3.22
            - diluted                             (.37)    .71     .04     3.11

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Basic                                      88,394  88,099  88,383   87,223
   - Diluted                                    88,394  92,359  88,385   94,717
















Selected notes to financial statements appear on pages 9-20.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------

                                     ASSETS
                                                   September 30 December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $93          $146
  Receivables, less allowance for doubtful
   accounts of $9 and $12                              2,152         1,663
  Inventories                                          2,638         2,008
  Deferred income tax benefits                           222           217
  Other current assets                                   231           172
                                                      ------        ------
     Total current assets                              5,336         4,206

Investments and long-term receivables,
 less reserves of $3 and $10                           1,251         1,249
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $16,729 and $16,238                                  12,687        12,929
Prepaid pensions                                       2,578         2,413
Other noncurrent assets                                  298           336
                                                      ------        ------
     Total assets                                    $22,150       $21,133
                                                      ======        ======


























Selected notes to financial statements appear on pages 9-20.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   September 30 December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                          $76          $145
  Accounts payable                                     2,947         2,478
  Distribution payable to minority shareholder of
   Marathon Ashland Petroleum LLC                          -           103
  Payroll and benefits payable                           434           480
  Accrued taxes                                          334           245
  Accrued interest                                        59            97
  Long-term debt due within one year                      57            71
                                                      ------        ------
     Total current liabilities                         3,907         3,619

Long-term debt, less unamortized discount              4,040         3,920
Long-term deferred income taxes                        1,732         1,579
Employee benefits                                      2,869         2,868
Deferred credits and other liabilities                   718           720
Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

Minority interest in Marathon Ashland Petroleum LLC    1,773         1,590

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,755,887 shares and
   2,767,787 shares ($138 liquidation preference)          3             3
Common stocks:
  Marathon Stock issued - 310,078,463 shares and
   308,458,835 shares                                    310           308
  Steel Stock issued - 88,369,115 shares and
   88,336,439 shares                                      88            88
  Securities exchangeable solely into Marathon Stock
   issued - 293,811 shares and 507,324 shares              -             1
Additional paid-in capital                             4,631         4,587
Deferred compensation                                      -            (1)
Retained earnings                                      1,692         1,467
Accumulated other comprehensive income (loss)            (45)          (48)
                                                      ------        ------
     Total stockholders' equity                        6,679         6,405
                                                      ------        ------
     Total liabilities and stockholders' equity      $22,150       $21,133
                                                      ======        ======


Selected notes to financial statements appear on pages 9-20.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------

                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $493          $684
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       5             -
  Minority interest in income of Marathon Ashland
   Petroleum LLC                                         405           282
  Depreciation, depletion and amortization               906           921
  Exploratory dry well costs                              74           111
  Inventory market valuation charges (credits)          (551)           22
  Pensions and other postretirement benefits            (156)         (168)
  Deferred income taxes                                  161           249
Gain on ownership change in Marathon
   Ashland Petroleum LLC                                 (11)         (245)
  (Gain) loss on disposal of assets                        8           (58)
  Changes in:
     Current receivables  - sold                          30             -
                          - operating turnover          (816)          133
Inventories                                             (116)         (148)
     Current accounts payable and accrued expenses       803           (88)
  All other - net                                         67           (67)
                                                      ------        ------
     Net cash provided from operating activities       1,302         1,628
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                  (1,048)       (1,063)
Acquisition of Tarragon Oil and Gas Limited                -          (686)
Disposal of assets                                       261            61
Restricted cash -withdrawals                              54           203
             - deposits                                  (39)          (44)
Affiliates - investments - net                           (16)          (96)
         - loans and advances                           (104)          (85)
         - repayments of loans and advances                -            63
All other - net                                           (4)            -
                                                      ------        ------
     Net cash used in investing activities              (896)       (1,647)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving credit
    arrangements - net                                 (126)         1,439
Other debt - borrowings                                  460           827
           - repayments                                 (240)       (1,230)
Common stock -issued                                      46           139
           - repurchased                                   -          (195)
Preferred stock repurchased                                -            (8)
Dividends paid                                          (266)         (256)
Distributions to minority shareholder of Marathon
 Ashland Petroleum LLC                                  (333)         (211)
                                                      ------        ------
 Net cash provided from (used in) financing activities  (459)          505
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -             1
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (53)          487
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           146            54
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $93          $541
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(313)        $(288)
  Income taxes paid                                      (36)         (181)

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

     2. On August 13, 1999, USX and Kobe Steel, Ltd. (Kobe Steel) completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II-those companies being Republic Technologies International, Inc., Republic Engineered Steels, Inc. and Bar Technologies, Inc. (collectively Republic). In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns approximately 16% of Republic. USX will account for its investment in Republic under the equity method of accounting. The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company LLC, will continue to operate as a joint venture between USX and Kobe Steel. Third quarter 1999 dividend and affiliate income (loss) includes $53 million in charges related to the impairment of the carrying value of USX's investment in USS/Kobe and costs related to the formation of Republic.

          In the second quarter of 1999, Marathon Ashland Petroleum LLC (MAP) sold Scurlock Permian LLC (Scurlock), its crude oil gathering business, to Plains Marketing, L.P for $137 million. During the nine months of 1999, MAP recorded a pretax loss of $16 million related to the sale. Scurlock had been reported as part of the Marathon Group's refining, marketing and transportation operating segment.

    On June 1, 1999, the Marathon Group announced that it had signed a definitive agreement to sell Carnegie Natural Gas Company and affiliated subsidiaries (Carnegie) to Equitable Resources, Inc. The transaction is expected to close later this year. Carnegie is engaged in natural gas production, transmission, distribution, sales and storage activities in Pennsylvania and West Virginia. At September 30, 1999, the net assets held for sale have been included in other current assets in the consolidated balance sheet. During the second and third quarters of 1999, USX recorded an estimated pretax loss of $8 million related to the sale. Carnegie has been reported as part of the Marathon Group's other energy related businesses operating segment.

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

     4. Total comprehensive income for the third quarter of 1999 and 1998 was $208 million and $113 million, respectively, and $496 million and $678 million for the nine months of 1999 and 1998, respectively.

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


     5. (Continued)
         OERB is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The
     U. S. Steel Group consists of one operating segment, U. S. Steel (USS).
     USS is engaged in the production and sale of steel mill products, coke and taconite pellets. USS also engages in the following related business activities: the management of mineral resources, domestic coal mining, engineering and consulting services, and real estate development and management. The results of segment operations are as follows:

                                                 Total
                                                Marathon
(In millions)                E&P    RM&T   OERB Segments  USS  Total
--------------------------------------------------------------------------------
THIRD QUARTER 1999
Revenues:
 Customer                  $820  $5,413    $219 $6,452$1,376 $7,828
 Intersegment (a)            61      16       9     86     -     86
 Intergroup (a)               5       -       7     12     2     14
 Equity in earnings (losses) of
   unconsolidated affiliates (2)      6       5      9    (3)     6
 Other                        1      12       3     16    12     28
                           -----   -----   -----  ----- -----  -----
 Total revenues            $885  $5,447    $243 $6,575$1,387  $7,962
                           =====   =====   =====  ===== =====  =====
Segment income (loss)       $201    $236     $13   $450  $(51)  $399
                           =====   =====   =====  ===== =====  =====

THIRD QUARTER 1998
Revenues:
 Customer                  $534  $4,976     $72 $5,582$1,480 $7,062
 Intersegment (a)            29       7       1     37     -     37
 Intergroup (a)               1       -       1      2     1      3
 Equity in earnings of
   unconsolidated affiliates  -       4       2     6      3      9
 Other                        2       5       3     10    13     23
                           -----   -----   -----  ----- ----- -----
 Total revenues            $566  $4,992     $79 $5,637$1,497 $7,134
                           =====   =====   =====  =====  ==== =====
Segment income               $60    $224      $6   $290   $41   $331
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


     5.   (Continued)

                                                 Total
                                                Marathon
(In millions)                E&P    RM&T   OERB Segments  USS  Total
--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues:
 Customer                $2,081 $14,229    $414$16,724$3,913$20,637
 Intersegment (a)           129      25      24    178     -    178
 Intergroup (a)              12       -      15     27    14     41
 Equity in earnings (losses) of
   unconsolidated affiliates  2      13      18     33   (36)    (3)
 Other                       20      28      12     60    33     93
                           -----   -----   -----  ----- -----  -----
 Total revenues          $2,244 $14,295    $483 $17,022 $3,924 $20,946
                           =====   =====   =====  ===== =====  =====
Segment income (loss)       $361    $509     $47   $917 $(119)  $798
                           =====   =====   =====  ===== =====  =====

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues:
 Customer                $1,551 $14,496    $234$16,281$4,838$21,119
 Intersegment (a)           113       9       5    127     -    127
 Intergroup (a)               7       -       5     12     1     13
 Equity in earnings of
   unconsolidated affiliates  1      10       8     19    46     65
 Other                       23      29       8     60    41    101
                           -----   -----   -----  ----- -----  -----
 Total revenues          $1,695 $14,544    $260$16,499$4,926$21,425
                           =====   =====   =====  =====  ====  =====
Segment income              $257    $749     $23 $1,029  $301 $1,330
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



     5.   (Continued)



    The following schedules reconcile segment revenues and income (loss) to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                                Marathon Group U.S. Steel Group
                                                Third Quarter   Third Quarter
                                                    Ended           Ended
                                                 September 30    September 30
(In millions)                                    1999    1998    1999     1998
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments                $6,575  $5,637  $1,387   $1,497
 Items not allocated to segments:
  Gain (loss) on ownership change in MAP            11      (1)      -        -
  Other                                            (10)      -     (53)       -
 Elimination of intersegment revenues              (86)    (37)      -        -
 Administrative revenues                             -      (2)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                         $6,490  $5,597  $1,334   $1,497
                                                ======  ======  ======   ======

Income:
 Income (loss) for reportable segments            $450    $290    $(51)     $41
 Items not allocated to segments:
  Gain (loss) on ownership change in MAP            11      (1)      -        -
  Administrative expenses                          (26)    (25)     (4)      (6)
  Pension credits                                    -       -     100       94
  Costs related to former business activities        -       -     (21)     (24)
  Inventory market valuation adjustments           136     (50)      -        -
  Other (a)                                        (10)      1     (53)       -
                                                ------  ------  ------   ------
   Total Group income (loss) from operations      $561    $215    $(29)    $105
                                                ======  ======  ======   ======

(a)Represents in 1999 for the Marathon Group, mainly the loss on sale of certain domestic production properties and for the U. S. Steel Group, impairment of investment in USS/Kobe and costs related to the formation of Republic.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     5.   (Continued)
                                                Marathon GroupU. S. Steel Group
                                                 Nine Months     Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(In millions)                                    1999    1998    1999     1998
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments               $17,022 $16,499  $3,924   $4,926
 Items not allocated to segments:
  Gain on ownership change in MAP                   11     245       -        -
  Other                                            (33)     24     (75)       -
 Elimination of intersegment revenues             (178)   (127)      -        -
 Administrative revenues                             -      (3)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                        $16,822 $16,638  $3,849   $4,926
                                                ======  ======  ======   ======

Income:
 Income (loss) for reportable segments            $917  $1,029   $(119)    $301
 Items not allocated to segments:
  Gain on ownership change in MAP                   11     245       -        -
  Administrative expenses                          (83)    (84)    (17)     (20)
  Pension credits                                    -       -     348      280
  Costs related to former business activities        -       -     (65)     (77)
  Inventory market valuation adjustments           551     (22)      -        -
  Other (a)                                        (33)    (98)    (75)       -
                                                ------  ------  ------   ------
   Total Group income from operations           $1,363  $1,070     $72     $484
                                                ======  ======  ======   ======

(a) Represents for the Marathon Group in 1999, mainly the loss on sale of Scurlock, Carnegie and certain domestic production properties, and in 1998, international exploration and production property impairments, MAP transition charges and gas contract settlement. For the U. S. Steel Group in 1999, represents impairment of investment in USS/Kobe, costs related to the formation of Republic and loss on investment in RTI stock used to satisfy indexed debt obligations.


                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

     6. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                  (In millions)
                                        -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1999    1998    1999     1998
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                  $1,007  $1,000  $2,923   $2,834
    Matching crude oil and refined product
      buy/sell transactions settled in cash        901   1,012   2,471    2,994

     7. Income from operations includes net periodic pension credits of $37 million and $53 million in the third quarter of 1999 and 1998, respectively, ($165 million and $151 million in the nine months of 1999 and 1998, respectively.) These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

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


     9.   (Continued)

          COMPUTATION OF INCOME (LOSS) PER SHARE
                                              Third Quarter Ended
                                                  September 30
                                                     1999            1998
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group

Net income (millions)                             $230    $230     $51      $51
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   309,392 309,392 291,320  291,320
 Effect of dilutive stock options                    -     418       -      483
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   309,392 309,810 291,320  291,803
                                                ======  ======  ======   ======
Net income per share                              $.74    $.74    $.18     $.17
                                                ======  ======  ======   ======
U. S. Steel Group

Net income (loss) (millions):
 Net income (loss)                                $(31)   $(31)    $65      $65
 Dividends on preferred stock                        2       2       2        2
                                                ------  ------  ------   ------
 Net income (loss) applicable to Steel Stock       (33)    (33)     63       63
 Effect of dilutive convertible securities           -       -       -        2
                                                ------  ------  ------   ------
   Net income (loss) assuming conversions         $(33)   $(33)    $63      $65
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,394  88,394  88,099   88,099
 Effect of dilutive securities:
  Trust preferred securities                         -       -       -    4,256
  Stock options                                      -       -       -        4
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,394  88,394  88,099   92,359
                                                ======  ======  ======   ======
 Net income (loss) per share                     $(.37)  $(.37)   $.72     $.71
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)

     9.   (Continued)

          COMPUTATION OF INCOME (LOSS) PER SHARE
                                               Nine Months Ended
                                                  September 30
                                                     1999            1998
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group

Net income (millions)                             $483    $483    $396     $396
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands)
 Average number of common shares outstanding   309,160 309,160 289,928  289,928
 Effect of dilutive stock options                    -     331       -      600
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   309,160 309,491 289,928  290,528
                                                ======  ======  ======   ======
Net income per share                             $1.56   $1.56   $1.37    $1.36
                                                ======  ======  ======   ======
U. S. Steel Group

Net income (millions):
 Income before extraordinary loss                  $15     $15    $288     $288
 Dividends on preferred stock                        7       7       7        -
 Extraordinary loss                                  5       5       -        -
                                                ------  ------  ------   ------
 Net income applicable to Steel Stock                3       3     281      288
 Effect of dilutive convertible securities           -       -       -        7
                                                ------  ------  ------   ------
   Net income assuming conversions                  $3      $3    $281     $295
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,383  88,383  87,223   87,223
 Effect of dilutive securities:
  Trust preferred securities                         -       -       -    4,256
  Preferred stock                                    -       -       -    3,190
  Stock options                                      -       2       -       48
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,383  88,385  87,223   94,717
                                                ======  ======  ======   ======
Per share:
 Income before extraordinary loss                 $.10    $.10   $3.22    $3.11
 Extraordinary loss                                .06     .06       -        -
                                                ------  ------  ------   ------
 Net income                                       $.04    $.04   $3.22    $3.11
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     10. During 1997, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to MAP, a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million, which is included in the first nine months 1998 revenues. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements, approximating $2 million and $19 million, respectively. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $11 million in the third quarter of 1999.

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

                                                         (In millions)
                                                    ------------------------
                                                   September 30 December 31
                                                       1999         1998
                                                   -----------  -----------

    Raw materials                                       $808         $916
    Semi-finished products                               350          282
    Finished products                                  1,324        1,205
    Supplies and sundry items                            156          156
                                                      ------        ------
      Total (at cost)                                  2,638        2,559
    Less inventory market valuation reserve                -          551
                                                      ------        ------
      Net inventory carrying value                    $2,638       $2,008
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

     13. At September 30, 1999, USX had $400 million in borrowings against its $2,350 million long-term revolving credit agreement.

          At September 30, 1999, MAP had no borrowings against its $500 million revolving credit agreements with banks or its $190 million revolving credit agreement with Ashland.

          USX has a short-term credit agreement totaling $125 million at September 30, 1999. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At September 30, 1999, there were no borrowings against these facilities. USX had other outstanding short-term borrowings of $76 million.

          In the event of a change in control of USX, debt obligations totaling $3,535 million at September 30, 1999, may be declared immediately due and payable.

     14. In the first quarter of 1999, USX issued $300 million in aggregate principal amount of 6.65% Notes due 2006.

          On March 31, 1999, USX extinguished $117 million of indexed debt, representing 6-3/4% Exchangeable Notes due February 1, 2000. See Note 3 for further discussion.

     15. USX had an agreement (the program) to sell an undivided interest in certain accounts receivable of the U. S. Steel Group. At September 30, 1999, the amount sold under the program that had not been collected was $350 million. The agreement expired on October 15, 1999.

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

          USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1999, and December 31, 1998, accrued liabilities for remediation totaled $167 million and $145 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $53 million at September 30, 1999, and $41 million at December 31, 1998.

          For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the nine months of 1999 and for the years 1998 and 1997, such capital expenditures totaled $58 million, $173 million and $134 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          At September 30, 1999, and December 31, 1998, accrued liabilities for platform abandonment and dismantlement totaled $147 million and $141 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities totaled $220 million at September 30, 1999. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of September 30, 1999, the largest guarantee for a single affiliate was $131 million.

          At September 30, 1999, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $153 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          Contract commitments to acquire property, plant and equipment and long-term investments at September 30, 1999, totaled $878 million compared with $812 million at December 31, 1998.

                                 USX CORPORATION
                   RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                  --------------------------------------------


 Nine Months Ended       Six Months Ended     Three Months Ended
    September 30             June 30               March 31
    1999  1998*            1999*  1998*          1999*   1998*
 ------------------     -----------------     -----------------
    4.51  4.60              4.13   5.58           3.76    5.16
    ====   ====             ====   ====           ====    ====










                                 USX CORPORATION
                       RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                      ------------------------------------


 Nine Months Ended       Six Months Ended     Three Months Ended
    September 30             June 30               March 31
    1999  1998*            1999*  1998*          1999*   1998*
 ------------------      ----------------    -------------------
    4.65   4.74             4.27   5.78           3.89    5.35
    ====   ====             ====   ====           ====    ====


*Restated in September 1999.

                                 USX CORPORATION
                   RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
                  --------------------------------------------




                             Year Ended December 31*
             -------------------------------------------------------

                1998      1997      1996      1995     1994
                ----      ----      ----      ----     ----
                3.45      3.98      3.72      1.51     2.05
                ====      ====      ====      ====     ====


                                 USX CORPORATION
                       RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
                      ------------------------------------



                             Year Ended December 31*
             -------------------------------------------------------

                1998      1997      1996      1995     1994
               -----     -----     -----     -----     -----
                3.56      4.18      4.02      1.64     2.22
               =====     =====     =====     =====     =====










*Restated in 1999.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX Corporation ("USX") is a diversified company that is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the third quarter and first nine months of 1999 USX Consolidated Financial Statements and selected notes. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For individual Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U.
S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

     Revenues for the third quarter and the first nine months of 1999 and 1998 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------
Revenues
 Marathon Group                                 $6,490  $5,597 $16,822  $16,638
 U. S. Steel Group                               1,334   1,497   3,849    4,926
 Eliminations                                      (14)     (3)    (41)    (13)
                                                ------  ------ -------  -------
   Total USX Corporation revenues               $7,810  $7,091 $20,630  $21,551
Less:
 Excise taxes (a)(b)                             1,007   1,000   2,923    2,834
 Matching buy/sell transactions (a)(c)             901   1,012   2,471    2,994
                                                ------  ------  ------   ------
   Revenues excluding above items               $5,902  $5,079 $15,236  $15,723
                                                ======  ======  ======   ======
------

(a) Included in both revenues and costs and expenses for the Marathon Group and USX consolidated.
(b)  Consumer excise taxes on petroleum products and merchandise.
(c) Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding excise taxes and matching buy/sell transactions) increased $823 million in the third quarter of 1999 compared with the third quarter of 1998, reflecting an increase of $997 million for the Marathon Group offset by a decrease of $163 million for the U. S. Steel Group. For the first nine months of 1999, revenues (excluding excise taxes and matching buy/sell transactions) decreased $487 million compared with the same period of 1998, reflecting an increase of $618 million for the Marathon Group and a decrease of $1,077 million for the U. S. Steel Group.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the third quarter and the first nine months of 1999 and 1998 is set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------

Reportable segments
 Marathon Group
  Exploration & production                        $201     $60    $361     $257
 Refining, marketing & transportation              236     224     509      749
 Other energy related businesses                    13       6      47       23
                                                ------  ------ -------  -------
 Income for reportable segments - Marathon Group  $450    $290    $917   $1,029
 U. S. Steel Group
  Income for reportable segment                    (51)     41    (119)     301
                                                ------  ------ -------  -------
 Income for reportable segments - USX Corporation  399     331     798    1,330

Items not allocated to segments:
 Marathon Group                                    111     (75)    446       41
 U. S. Steel Group                                  22      64     191      183
                                                ------  ------ -------  -------
  Total income from operations - USX Corporation  $532    $320  $1,435   $1,554

     Income for reportable segments increased $68 million in the third quarter of 1999 compared with the third quarter of 1998, reflecting an increase of $160 million for the Marathon Group reportable segments and a decrease of $92 million for the U. S. Steel Group reportable segment. Income for reportable segments in the first nine months of 1999 decreased by $532 million compared with the first nine months of 1998, reflecting decreases of $112 million for the Marathon Group reportable segments and $420 million for the U. S. Steel Group reportable segment.

     For discussion of income from operations, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs were $92 million for the third quarter of 1999, an increase of $19 million from the third quarter of 1998. The increase was primarily due to an $11 million favorable adjustment to indexed debt in the third quarter of 1998. Net interest and other financial costs were $266 million for the first nine months of 1999, a $40 million increase from the first nine months of 1998, due primarily to the Marathon Group's lower interest income, lower capitalized interest on upstream projects and increased interest costs resulting from higher average debt levels.

     Provisions for estimated income taxes of $93 million and $266 million for the third quarter and the first nine months of 1999 were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities. The U. S. Steel Group's provision for estimated income taxes for the first nine months of 1998 included a $9 million favorable foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

     Extraordinary loss on extinguishment of debt of $5 million, net of a $3 million income tax benefit, in the first nine months of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt in the first quarter of 1999. For further discussion, see Note 3 to the USX Consolidated Financial Statements.

     Net income was $199 million for the third quarter of 1999, an increase of $83 million from the third quarter of 1998 reflecting an increase of $179 million for the Marathon Group and a decrease of $96 million for the U. S. Steel Group. Net income decreased $191 million compared with the first nine months of 1998, reflecting an increase of $87 million for the Marathon Group and a decrease of $278 million for the U. S. Steel Group. For further discussion of net income by Group, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

Dividends to Stockholders
-------------------------
     On October 26, 1999, the USX Board of Directors (the "Board") declared dividends of 21 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable December 10, 1999, to stockholders of record at the close of business on November 17, 1999. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable December 31, 1999, to stockholders of record at the close of business on December 1, 1999.

     On October 26, 1999, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, declared a dividend of CDN $0.3090 per share on its non-voting Exchangeable Shares, payable December 10, 1999, to stockholders of record at the close of business on November 17, 1999.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Cash Flows
----------
     Cash and cash equivalents totaled $93 million at September 30, 1999, compared with $541 million at September 30, 1998, a decrease of $448 million reflecting decreases of $431 million for the Marathon Group and $17 million for the U. S. Steel Group. The decrease for the Marathon Group was primarily the result of a temporary change in excise tax payment patterns in 1998 that reversed later in the year.

     Net cash provided from operating activities totaled $1,302 million in the first nine months of 1999, a $326 million decrease from the first nine months of 1998. The decrease was mainly due to lower net income (excluding the IMV reserve adjustment and other noncash items).

     Capital expenditures for property, plant and equipment in the first nine months of 1999 were $1,048 million compared with $1,063 million for the first nine months of 1998. For further details, see USX Corporation - Financial Statistics, following Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Loan and advances to affiliates were $104 million in the first nine months of 1999 compared with $85 million in the first nine months of 1998. Cash outflows in both periods mainly reflected funding by the Marathon Group to equity affiliates for capital projects, primarily the Sakhalin II project in Russia.

     Repayments of loans and advances from affiliates were $63 million in the first nine months of 1998 as a result of repayments by Sakhalin Energy Investment Company, Ltd. of advances made by the Marathon Group in conjunction with the Sakhalin II project in Russia.

     Contract commitments to acquire property, plant and equipment and long-term investments at September 30, 1999, totaled $878 million compared with $812 million at December 31, 1998.

     USX's total notes payable, long-term debt, preferred stock of subsidiary and USX obligated preferred securities of a subsidiary trust totaled $4,605 million at September 30, 1999, up $37 million from December 31, 1998.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
Liquidity
---------
     At September 30, 1999, USX had $400 million of borrowings against its $2,350 million long-term revolving credit agreement and $76 million of borrowings against other short-term lines. There were no borrowings against the MAP revolving credit agreements at September 30, 1999.

     On October 15, 1999, USX borrowed an additional $350 million against its long-term revolving credit agreement related to the expiration of the
U. S. Steel Group accounts receivable sales program. Subsequent to the expiration of the program, on October 15, 1999, USX entered into an agreement to repurchase all accounts remaining outstanding. See Note 15 to the USX Consolidated Financial Statements.

     USX filed with the Securities and Exchange Commission a shelf registration statement that became effective October 20, 1999. The shelf registration statement allows USX to offer and issue unsecured debt securites, common and preferred stock and warrants in an aggregate principal amount up to $1 billion in one or more separate offerings on terms to be determined at the time of sale. Including this shelf registration statement, USX had a total of $1.678 billion available under existing shelf registration statements at November 1, 1999.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of September 30, 1999, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 1999 and years 2000 and 2001, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 16 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

     USX management's opinion concerning liquidity and USX's ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that could affect the availability of financing include; the performance of each Group (as measured by various factors including cash provided from operating activities), the state of worldwide debt and equity markets, investor perceptions and expectations of past and future performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, by levels of USX's outstanding debt and credit ratings by rating agencies.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
     USX has been notified that it is a potentially responsible party ("PRP") at 41 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1999. In addition, there are 20 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 143 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     In October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency ("EPA")conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspection at its Detroit refinery. MAP can contest the factual and the legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.


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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Accounting Standard
-------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. Upon adoption there may be derivative instruments employed by USX that do not meet all of the designated hedge criteria. These instruments will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations. The effective date of SFAS No. 133 was amended by SFAS No. 137. USX plans to adopt the standard effective January 1, 2001, as required.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Management Opinion Concerning Derivative Instruments
----------------------------------------------------
     USX utilizes derivative instruments principally in hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. In 1999, the Marathon Group's risk management policy was expanded to include the use of derivative instruments for certain non-hedging and trading activities. These instruments will be marked-to-market each period and the related income or loss will be included in income from operations. Management believes that use of derivative instruments along with risk assessment procedures and internal controls does not expose USX to material risk. The use of derivative instruments could materially affect USX's results of operations in particular quarterly or annual periods. However, management believes that use of derivative instruments will not have a material adverse effect on financial position or liquidity.


Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of September 30, 1999 are provided in the following table:

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                      Price Change of (a):
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price increase) (d)                      $6.8        $22.4
    Natural gas (price decrease) (d)                     2.4         10.2
    Refined products (price decrease) (d)                 .9          3.0

U. S. Steel Group
    Natural gas (price decrease) (d)                    $2.8         $7.0
    Zinc (price decrease) (d)                            2.7          6.8
    Tin (price decrease) (d)                              .3           .7
    Nickel (price decrease) (d)                            0           .1

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 1999. Marathon Group and U. S. Steel Group management evaluate their portfolios of derivative commodity instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to September 30, 1999, would cause future pretax income effects to differ from those presented in the table.


                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------
      (b)  The number of net open contracts varied throughout third quarter
      1999, from a low of 107 contracts at July 14, 1999, to a high of 16,688 contracts at September 15, 1999, and averaged 8,756 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout third quarter 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

Interest Rate Risk
------------------
     As of September 30, 1999, the discussion of USX's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 1999, USX had open Canadian dollar forward purchase contracts with a total carrying value of $18 million. A 10% increase in the September 30, 1999, Canadian dollar to U.S. dollar forward rate would result in a charge to income of $2 million.

Equity Price Risk
-----------------
     USX was subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes due February 1, 2000 ("indexed debt"). However, on March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under the indexed debt. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. USX is no longer exposed to any negative risks associated with changes in the value of RTI common stock. For further discussion, see Note 3 to the USX Consolidated Financial Statements.

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

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------


                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                --------------  --------------
(Dollars in millions)                            1999    1998    1999     1998
------------------------------------------------------------------------------
REVENUES

 Marathon Group                                 $6,490  $5,597 $16,822  $16,638
 U. S. Steel Group                               1,334   1,497   3,849    4,926
 Eliminations                                      (14)     (3)    (41)    (13)
                                               ------- ------- -------  -------
   Total                                        $7,810  $7,091 $20,630  $21,551


INCOME FROM OPERATIONS

 Marathon Group                                   $561    $215  $1,363   $1,070
 U. S. Steel Group                                 (29)    105      72      484
                                                ------  ------  ------  ------
   Total                                          $532    $320  $1,435   $1,554




CASH FLOW DATA
--------------

CAPITAL EXPENDITURES

 Marathon Group                                   $295    $285    $827     $835
 U. S. Steel Group                                  68      92     221      228
                                                ------  ------  ------   ------
   Total                                          $363    $377  $1,048   $1,063


INVESTMENTS (RETURNS) & OTHER AFFILIATE ACTIVITY - NET

 Marathon Group                                    $49    $49    $105      $52
 U. S. Steel Group                                  15      3      15       66
                                                ------  ------  ------   ------
   Total                                           $64    $52    $120     $118





   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1999    1998    1999     1998
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $6,464  $5,582 $16,751  $16,315
 Dividend and affiliate income                      14       9      58       37
 Gain (loss) on disposal of assets                  (6)      3     (17)      19
 Gain (loss) on ownership change in Marathon
  Ashland Petroleum LLC                             11      (1)     11      245
 Other income                                        7       4      19       22
                                                ------  ------  ------   ------
   Total revenues                                6,490   5,597  16,822   16,638
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      4,621   3,886  11,695   11,271
 Selling, general and administrative expenses      121     132     375      383
 Depreciation, depletion and amortization          219     222     678      701
 Taxes other than income taxes                   1,064   1,046   3,100    2,988
 Exploration expenses                               40      46     162      203
 Inventory market valuation charges (credits)     (136)     50    (551)      22
                                                ------  ------  ------   ------
   Total costs and expenses                      5,929   5,382  15,459   15,568
                                                ------  ------  ------   ------
INCOME FROM OPERATIONS                             561     215   1,363    1,070
Net interest and other financial costs              72      63     218      166
Minority interest in income of Marathon Ashland
 Petroleum LLC                                     148      70     405      282
                                                ------  ------  ------   ------
INCOME BEFORE INCOME TAXES                         341      82     740      622
Provision for estimated income taxes               111      31     257      226
                                                ------  ------  ------   ------
NET INCOME                                        $230     $51    $483     $396
                                                ======  ======  ======   ======
MARATHON STOCK DATA:
 Net income per share
   - Basic                                        $.74    $.18   $1.56    $1.37
   - Diluted                                       .74     .17    1.56     1.36

 Dividends paid per share                          .21     .21     .63      .63

 Weighted average shares, in thousands
   - Basic                                     309,392 291,320 309,160  289,928
   - Diluted                                   309,810 291,803 309,491  290,528



Selected notes to financial statements appear on pages 37-45.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                              $87          $137
  Receivables, less allowance for doubtful
   accounts of $3 and $3                               1,686         1,277
  Inventories                                          1,919         1,310
  Deferred income tax benefits                            80            80
  Other current assets                                   230           172
                                                      ------        ------
     Total current assets                              4,002         2,976

Investments and long-term receivables                    742           603
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,624 and $10,299                                  10,196        10,429
Prepaid pensions                                         207           241
Other noncurrent assets                                  266           295
                                                      ------        ------
     Total assets                                    $15,413       $14,544
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $66          $132
  Accounts payable                                     2,313         1,980
  Distribution payable to minority shareholder of
   Marathon Ashland Petroleum LLC                          -           103
  Payroll and benefits payable                           148           150
  Accrued taxes                                          181            99
  Accrued interest                                        51            87
  Long-term debt due within one year                      44            59
                                                      ------        ------
     Total current liabilities                         2,803         2,610

Long-term debt, less unamortized discount              3,497         3,456
Long-term deferred income taxes                        1,533         1,450
Employee benefits                                        556           553
Deferred credits and other liabilities                   418           389
Preferred stock of subsidiary                            184           184

Minority interest in Marathon Ashland Petroleum LLC    1,773         1,590

COMMON STOCKHOLDERS' EQUITY                            4,649         4,312
                                                      ------        ------
   Total liabilities and common stockholders' equity $15,413       $14,544
                                                      ======        ======


Selected notes to financial statements appear on pages 37-45.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------


                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                              $483          $396
Adjustments to reconcile to net cash provided from
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC                                         405           282
  Depreciation, depletion and amortization               678           701
  Exploratory dry well costs                              74           111
  Inventory market valuation charges (credits)          (551)           22
  Pensions and other postretirement benefits              41             7
  Deferred income taxes                                   89           140
Gain on ownership change in Marathon Ashland
   Petroleum LLC                                         (11)         (245)
  (Gain) loss on disposal of assets                       17           (19)
  Changes in:
     Current receivables                                (667)           13
Inventories                                              (95)          (77)
     Current accounts payable and accrued expenses       691            19
  All other - net                                        (10)          (15)
                                                      ------        ------
     Net cash provided from operating activities       1,144         1,335
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (827)         (835)
Acquisition of Tarragon Oil and Gas Limited                -          (686)
Disposal of assets                                       255            44
Restricted cash -withdrawals                              39             5
             - deposits                                  (25)          (25)
Affiliates - investments - net                            (1)          (30)
         - loans and advances                           (104)          (85)
         - repayments of loans and advances                -            63
All other - net                                          (10)          (13)
                                                      ------        ------
     Net cash used in investing activities              (673)       (1,562)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Marathon Group's portion of USX
 consolidated debt                                       (41)        1,018
Specifically attributed debt borrowings                  141           365
                        - repayments                    (141)         (365)
Marathon Stock issued                                     46            84
Dividends paid                                          (193)         (183)
Distributions to minority shareholder of Marathon
 Ashland Petroleum LLC                                  (333)         (211)
                                                       ------        ------
 Net cash provided from (used in) financing activities  (521)          708
                                                       ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    -             1
                                                       ------       ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (50)          482
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           137            36
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $87          $518
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(250)        $(227)
  Income taxes paid, including settlements with the
   U. S. Steel Group                                     (31)         (149)

Selected notes to financial statements appear on pages 37-45.

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

     3. The Marathon Group's total comprehensive income for the third quarter of 1999 and 1998 was $233 million and $49 million, respectively, and $488 million and $393 million for the nine months of 1999 and 1998, respectively.

     4. In the second quarter of 1999, Marathon Ashland Petroleum LLC (MAP) sold Scurlock Permian LLC (Scurlock), its crude oil gathering business, to Plains Marketing, L.P for $137 million. During the nine months of 1999, MAP recorded a pretax loss of $16 million related to the sale. Scurlock had been reported as part of the Marathon Group's refining, marketing and transportation operating segment.

    On June 1, 1999, the Marathon Group announced that it had signed a definitive agreement to sell Carnegie Natural Gas Company and affiliated subsidiaries (Carnegie) to Equitable Resources, Inc. The transaction is expected to close later this year. Carnegie is engaged in natural gas production, transmission, distribution, sales and storage activities in Pennsylvania and West Virginia. At September 30, 1999, the net assets held for sale have been included in other current assets in the balance sheet. During the second and third quarters of 1999, the Marathon Group recorded an estimated pretax loss of $8 million related to the sale. Carnegie has been reported as part of the Marathon Group's other energy related businesses operating segment.

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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)

                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
THIRD QUARTER 1999
Revenues:
 Customer                                         $820  $5,413    $219   $6,452
 Intersegment (a)                                   61      16       9       86
 Intergroup (a)                                      5       -       7       12
 Equity in earnings (losses) of
  unconsolidated affiliates                         (2)      6       5        9
 Other                                               1      12       3       16
                                                ------  ------  ------   ------
   Total revenues                                 $885  $5,447    $243   $6,575
                                                ======  ======  ======   ======
Segment income                                    $201    $236     $13     $450
                                                ======  ======  ======   ======

THIRD QUARTER 1998
Revenues:
 Customer                                         $534  $4,976     $72   $5,582
 Intersegment (a)                                   29       7       1       37
 Intergroup (a)                                      1       -       1        2
 Equity in earnings of
  unconsolidated affiliates                          -       4       2        6
 Other                                               2       5       3       10
                                                ------  ------  ------   ------
   Total revenues                                 $566  $4,992     $79   $5,637
                                                ======  ======  ======   ======
Segment income                                     $60    $224      $6     $290
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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)


                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues:
 Customer                                       $2,081 $14,229    $414  $16,724
 Intersegment (a)                                  129      25      24      178
 Intergroup (a)                                     12       -      15       27
 Equity in earnings of
  unconsolidated affiliates                          2      13      18       33
 Other                                              20      28      12       60
                                                ------  ------  ------   ------
   Total revenues                               $2,244 $14,295    $483  $17,022
                                                ======  ======  ======   ======
Segment income                                    $361    $509     $47     $917
                                                ======  ======  ======   ======

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues:
 Customer                                       $1,551 $14,496    $234  $16,281
 Intersegment (a)                                  113       9       5      127
 Intergroup (a)                                      7       -       5       12
 Equity in earnings of
  unconsolidated affiliates                          1      10       8       19
 Other                                              23      29       8       60
                                                ------  ------  ------   ------
   Total revenues                               $1,695 $14,544    $260  $16,499
                                                ======  ======  ======   ======
Segment income                                    $257    $749     $23   $1,029
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

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)



    The following schedules reconcile segment revenues and income to amounts reported in the Marathon Group financial statements:

                                                      Third Quarter Ended
                                                          September 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                     $6,575        $5,637
  Items not allocated to segments:
   Gain (loss) on ownership change in MAP                 11            (1)
   Other                                                 (10)            -
  Elimination of intersegment revenues                   (86)          (37)
  Administrative revenues                                  -            (2)
                                                      ------        ------
     Total Group revenues                             $6,490        $5,597
                                                      ======        ======

Income:
  Income for reportable segments                        $450          $290
  Items not allocated to segments:
   Gain (loss) on ownership change in MAP                 11            (1)
   Administrative expenses                               (26)          (25)
   Inventory market valuation adjustments                136           (50)
   Other (a)                                             (10)            1
                                                      ------        ------
     Total Group income from operations                 $561          $215
                                                      ======        ======

(a)Represents mainly in 1999, loss on sale of certain domestic production properties.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)

                                                       Nine Months Ended
                                                          September 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                    $17,022       $16,499
  Items not allocated to segments:
   Gain on ownership change in MAP                        11           245
   Other                                                 (33)           24
  Elimination of intersegment revenues                  (178)         (127)
  Administrative revenues                                  -            (3)
                                                      ------        ------
     Total Group revenues                            $16,822       $16,638
                                                      ======        ======

Income:
  Income for reportable segments                        $917        $1,029
  Items not allocated to segments:
   Gain on ownership change in MAP                        11           245
   Administrative expenses                               (83)          (84)
   Inventory market valuation adjustments                551           (22)
   Other (a)                                             (33)          (98)
                                                      ------        ------
     Total Group income from operations               $1,363        $1,070
                                                      ======        ======

(a)Represents in 1999, mainly the loss on sale of Scurlock, Carnegie, and certain domestic production properties, and in 1998, international exploration and production property impairments, MAP transition charges and gas contract settlement.


     6. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                  (In millions)
                                        -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1999    1998    1999     1998
                                                 ----    ----    ----     ----
    Consumer excise taxes on petroleum
      products and merchandise                  $1,007  $1,000  $2,923   $2,834
    Matching crude oil and refined product
      buy/sell transactions settled in cash        901   1,012   2,471    2,994

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

          See Note 9 of the Notes to USX Consolidated Financial Statements for the computation of income (loss) per share.

     8. Inventories are carried at the lower of cost or market. Cost of inventories of crude oil and refined products is determined under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                   -------------------------
                                                   September 30 December 31
                                                       1999         1998
                                                   ------------ -----------
    Crude oil and natural gas liquids                   $692         $731
    Refined products and merchandise                   1,119        1,023
    Supplies and sundry items                            108          107
                                                      ------        ------
      Total (at cost)                                  1,919        1,861
    Less inventory market valuation reserve                -          551
                                                      ------        ------
      Net inventory carrying value                    $1,919       $1,310
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

     9. At September 30, 1999, accounts payable includes an estimated income tax payable to the U. S. Steel Group of $59 million, determined in accordance with the tax allocation policy discussed in Note 2.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     10. During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to MAP, a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million, which is included in the first nine months 1998 revenues. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements, approximating $2 million and $19 million, respectively. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $11 million in the third quarter of 1999.

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

          The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1999, and December 31, 1998, accrued liabilities for remediation totaled $69 million and $48 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $53 million at September 30, 1999, and $41 million at December 31, 1998.

          For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1999 and for the years 1998 and 1997, such capital expenditures totaled $39 million, $124 million and $81 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     11.  (Continued)

         At September 30, 1999, and December 31, 1998, accrued liabilities for platform abandonment and dismantlement totaled $147 million and $141 million, respectively.

          Guarantees by USX and its consolidated subsidiaries of the liabilities of an affiliated entity of the Marathon Group totaled $131 million at September 30, 1999, and December 31, 1998.

          At September 30, 1999, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $153 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at September 30, 1999, totaled $788 million compared with $624 million at December 31, 1998.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 1999 and 1998 are summarized in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999    1998    1999     1998
                                                -----   -----   -----    -----
Exploration & production ("E&P")                  $885    $566  $2,244   $1,695
Refining, marketing & transportation ("RM&T")    5,447   4,992  14,295   14,544
Other energy related businesses (a)                243      79     483      260
                                                ------  ------  ------   ------
     Revenues of reportable segments            $6,575  $5,637 $17,022  $16,499

Revenues not allocated to segments:
 Gain (loss) on ownership change in MAP             11      (1)     11      245
 Other (b)                                         (10)      -     (33)      24
Elimination of intersegment revenues               (86)    (37)   (178)    (127)
Administrative revenues                              -      (2)      -       (3)
                                                ------  ------  ------   ------
     Total Group revenues                       $6,490  $5,597 $16,822  $16,638
                                                ======  ======  ======   ======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
  products and merchandise                      $1,007  $1,000  $2,923   $2,834
Matching crude oil and refined product
  buy/sell transactions settled in cash:
    E&P                                            176      94     451      243
    RM&T                                           725     918   2,020    2,751
---------

(a)Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(b)For the third quarter 1999, this represents a loss on the sale of certain domestic production properties, partially offset by a gain on the sale of certain Egyptian properties. For the first nine months of 1999, this also includes the loss on the sale of Scurlock Permian LLC and the estimated loss on the sale of Carnegie Natural Gas Company and affiliated subsidiaries.

     E&P segment revenues increased by $319 million in the third quarter of 1999 from the comparable prior-year period. The increase primarily reflected higher worldwide liquid hydrocarbon prices, higher domestic gas prices and increased E&P crude oil buy/sell volumes. For the first nine months of 1999, E&P segment revenues increased by $549 million from the prior-year period due to higher domestic liquid hydrocarbon prices and volumes, higher international gas volumes and increased E&P crude oil buy/sell volumes, partially offset by lower international natural gas prices.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     RM&T segment revenues increased by $455 million in the third quarter of 1999 from the comparable prior-year period. The increase primarily reflected higher refined product prices, increased volumes of refined product sales and higher merchandise sales, partially offset by reduced revenues resulting from the sale of Scurlock Permian LLC. For the first nine months of 1999, RM&T segment revenues decreased by $249 million from the comparable prior-year period. The decrease primarily reflected reduced revenues resulting from the sale of Scurlock Permian LLC, partially offset by higher refined product prices, increased volumes of refined product sales and higher merchandise sales. Merchandise sales increased by $51 million and $159 million from last year's third quarter and first nine months, respectively.

     Other energy related businesses segment revenues increased by $164 million in the third quarter of 1999 from the comparable prior-year period. For the first nine months of 1999, revenues increased by $223 million from the prior-year period. The increase in both periods primarily reflected increased crude oil and natural gas purchase and resale activity.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income from operations for the third quarter and first nine months of 1999 and 1998 is set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999    1998    1999     1998
                                                -----   -----   -----    -----
E&P
 Domestic                                         $168     $44    $299     $159
 International                                      33      16      62       98
                                                ------  ------  ------   ------
   Income for E&P reportable segment               201      60     361      257
RM&T                                               236     224     509      749
Other energy related businesses                     13       6      47       23
                                                ------  ------  ------   ------
     Income for reportable segments               $450    $290    $917   $1,029

Items not allocated to segments:
 Administrative expenses (a)                      $(26)   $(25)   $(83)    $(84)
 IMV reserve adjustment (b)                        136     (50)    551      (22)
 Loss on disposal of assets (c)                    (10)      -     (33)       -
 Gain on ownership change & trans. charges-MAP (d)  11       -      11      223
 E&P int'l impairment & dom. contract settlement (e) -       -       -      (76)
                                                ------  ------  ------   ------
     Total Group income from operations           $561    $215  $1,363   $1,070
                                                ======  ======  ======   ======
--------

 (a) Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
(b)The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. See Note 8 to the Marathon Group Financial Statements.
(c)For the third quarter of 1999, this represents a loss on the sale of certain domestic production properties, partially offset by a gain on the sale of certain Egyptian properties. For the first nine months of 1999, this also includes the loss on the sale of Scurlock Permian LLC and the estimated loss on the sale of Carnegie Natural Gas Company and affiliated subsidiaries.
(d)The gain on ownership change and one-time transition charges in 1998 relate to the formation of MAP. In addition, Marathon recognized a gain on ownership change of $11 million in the third quarter of 1999. For additional discussion of the gain on ownership change in MAP, see Note 10 to the Marathon Group Financial Statements.
(e)This represents a write-off of certain non-revenue producing international investments and the gain from the resolution of contract disputes with a purchaser of the Marathon Group's natural gas production from certain domestic properties.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Income for reportable segments in the third quarter of 1999 increased by $160 million from last year's third quarter, due primarily to higher worldwide liquid hydrocarbon and domestic natural gas prices, partially offset by lower refined product margins. Income for reportable segments in the first nine months of 1999 decreased by $112 million from the first nine months of 1998, due primarily to lower refined product margins, partially offset by higher worldwide liquid hydrocarbon prices.

     Worldwide E&P ("upstream") segment income in the third quarter of 1999 increased by $141 million from last year's third quarter. Results in the first nine months of 1999 increased by $104 million from the same period in 1998.

     Domestic E&P income in the third quarter of 1999 increased by $124 million from last year's third quarter. This increase was mainly due to higher liquid hydrocarbon and natural gas prices. Results in the first nine months of 1999 increased by $140 million from the same period in 1998. The increase was primarily due to higher liquid hydrocarbon prices, lower exploration expense and increased liquid hydrocarbon volumes.

     International E&P income in the third quarter of 1999 increased by $17 million from last year's third quarter. This increase was mainly due to higher liquid hydrocarbon prices, partially offset by a decrease in liquid hydrocarbon volumes resulting from lower production and liftings in the United Kingdom and the sale of certain Egyptian properties. Results in the first nine months of 1999 decreased by $36 million from the same period in 1998. This decrease was mainly due to a decrease in liquid hydrocarbon and natural gas volumes resulting from lower production and liftings in the United Kingdom, lower natural gas prices and higher exploration expense, partially offset by higher liquid hydrocarbon prices.

     RM&T segment income in the third quarter of 1999 increased by $12 million from last year's third quarter. This increase was mainly due to higher merchandise sales at Speedway SuperAmerica LLC, lower expenses and increased refined product sales volumes, partially offset by lower refined product margins. Results in the first nine months of 1999 decreased by $240 million from the same period in 1998. This decrease was mainly due to lower refined product margins, partially offset by recognized mark-to-market derivative gains from nonhedging activities, higher merchandise sales at Speedway SuperAmerica LLC and increased refined product sales volumes.

     Other energy related businesses segment income in the third quarter of 1999 increased by $7 million from last year's third quarter. This increase was mainly due to higher equity earnings as a result of increased pipeline throughput and higher margins on crude oil purchases for resale. Results in the first nine months of 1999 increased by $24 million from the same period in 1998. This increase was mainly due to a reversal of abandonment accruals of $10 million in the second quarter of 1999 and higher equity earnings as a result of increased pipeline throughput.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Items not allocated to segments

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

     Net interest and other financial costs in the first nine months of 1999 increased by $52 million from the comparable 1998 period, mainly due to lower interest income, lower capitalized interest on upstream projects and increased costs resulting from higher average debt levels.

     The provision for estimated income taxes in the third quarter and first nine months of 1999 increased by $80 million and $31 million, respectively from the comparable 1998 periods. These increases were primarily due to an increase in income before taxes.

     Net income for the third quarter and first nine months increased by $179 million and $87 million, respectively, in 1999 from 1998, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $1,144 million in the first nine months of 1999, compared with $1,335 million in the first nine months of 1998. The $191 million decrease mainly reflected lower net income (excluding the IMV reserve adjustment and other noncash items).

     Capital expenditures in the first nine months of 1999 totaled $827 million, compared with $835 million in the comparable 1998 period. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 65.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Cash from disposal of assets was $255 million in the first nine months 1999, compared with $44 million in the comparable 1998 period. Proceeds in 1999 were mainly from the sale of Scurlock Permian LLC and domestic and international production properties.

     Restricted cash was a net withdrawal of $14 million in the first nine months of 1999, compared to a net deposit of $20 million in the comparable 1998 period. The 1999 amount primarily represents net cash withdrawn for the purchase of domestic production properties. The 1998 amount primarily represents cash deposited from the sales of domestic production properties and equipment.

     Net investments in affiliates of $30 million in the first nine months of 1998 primarily included MAP's acquisition of an interest in Southcap Pipe Line Company.

     Loans and advances to affiliates were $104 million in the first nine months of 1999, compared with $85 million in the comparable 1998 period. Cash outflows in both periods mainly reflected funding provided to equity affiliates for capital projects, primarily the Sakhalin II project in Russia.

     Repayments of loans and advances to affiliates were $63 million in the first nine months of 1998 as a result of repayments by Sakhalin Energy Investment Company, Ltd. of advances made by Marathon in conjunction with the Sakhalin II project in Russia.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at September 30, 1999 totaled $788 million compared with $624 million at December 31, 1998.

     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, decreased by $41 million in the first nine months of 1999.

     Distributions to minority shareholder of MAP were $333 million in the first nine months of 1999, compared with $211 million in the comparable 1998 period. The increase was primarily due to a distribution of $103 million in the first quarter 1999, which related to fourth quarter 1998 MAP activity. Previously, these distributions were netted against minority interest in income of MAP within the operating activity section of the Statement of Cash Flows.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 15 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1999. In addition, there are 8 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency ("EPA") conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for
Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, it is not known when complete findings on the results of the inspections will be issued. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspection at its Detroit refinery. MAP can contest the factual and the legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On October 1, 1999, Marathon announced the start of gas production from the Southwest Kinsale field, located approximately 30 miles south of Cork, Ireland, at an initial rate in excess of 50 million cubic feet per day ("mmcfpd"). Marathon has a 100 percent working interest in this field.

     On September 29, 1999, Marathon sold its interests in two fields in Egypt. The transaction included a 50 percent interest in the Ashrafi oilfield offshore in the southwest Gulf of Suez and a 25 percent interest in the El Qar'a natural gas and condensate field in the Nile Delta. Marathon's second quarter 1999 net production was about 6,000 bpd from the two fields.

     On September 19, 1999, production commenced from the Angus field, a three-well subsea development on Green Canyon Blocks 112 and 113 in the Gulf of Mexico. Current gross production is 30,000 bpd and 45 mmcfpd. Marathon holds a
33.34 percent interest in this project.

     On September 7, 1999, Marathon announced the start of production from the Tchatamba South field in the Kowe permit located 20 miles offshore Gabon. The Tchatamba South field is currently producing 18,000 gross bpd of 44-degree oil from two wells in 150 feet of water. Production from Tchatamba South and Tchatamba Marin fields is currently 32,000 gross bpd. Marathon has a 56.25 percent working interest in this development.

     On July 5, 1999, Sakhalin Energy Investment Company, Ltd. ("Sakhalin Energy") initiated oil production from the Astokh Feature of the Piltun-Astokhskoye field offshore Sakhalin Island in the Russian Far East. The first lifting occurred on September 20, 1999. In late September, production was shut-in following a failure of the mooring system, and although re-started briefly in late October, remains shut-in pending correction of the problem. A re-designed mooring system has been installed and production is expected to resume in mid-November and continue through the ice-free season, estimated to be mid-December. In 2000, gross production is expected to average 36,000 gross bpd (on an annualized basis), although operations will be limited to the ice-free season. Marathon holds a 37.5 percent interest in Sakhalin Energy, which is the first enterprise to develop and produce oil and gas resources in Russia under a production sharing agreement.

     Marathon's fourth quarter 1999 worldwide liquid hydrocarbon production is expected to average in the range of 220,000 to 225,000 barrels per day ("bpd") and worldwide natural gas production is expected to be approximately 1.37 billion cubic feet per day ("bcfpd"). Based on these fourth quarter projections, average production for the full year 1999 is expected to be nearly 210,000 bpd and 1.31 bcfpd.

     Liquid hydrocarbon production in 2000 is expected to average in the range of 215,000 to 225,000 bpd and in 2001, between 230,000 to 240,000 bpd. Natural gas volumes in 2000 are expected to remain consistent with 1999 and increase approximately four percent in 2001. These projections are based on known discoveries and do not include the impact of future acquisitions, dispositions, or wildcat drilling.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     On August 18, 1999, Marathon announced a successful appraisal well was drilled in licenses PL 2/93 and 3/94, which encompass the Corrib field, located 44 miles off the west coast of Ireland. The well, which was drilled in 1,145 feet of water, achieved test rates up to 64 gross mmcfpd. Development planning is now underway. Marathon owns an 18.5 percent working interest in the licenses.

     On the same day, Marathon also announced a second discovery well was drilled on the Q4 Block in the Dutch sector of the North Sea. The well tested at 26 to 28 gross mmcfpd in two separate zones. Marathon indirectly holds a
16.5 percent equity interest in this block through Clam Petroleum B.V., a 50/50 joint venture.

     On August 12, 1999, Marathon announced a deepwater natural gas discovery on the Camden Hills prospect, located in the Gulf of Mexico on Mississippi Canyon Block 348. The well was drilled to a depth of 15,080 feet and encountered over 200 feet of gas pay. Marathon is the operator and has a 50.03 percent working interest. Further appraisal drilling is planned later this year to evaluate the full extent of this discovery.

     The above discussion includes forward-looking statements with respect to projected liquid hydrocarbon production levels and natural gas volumes for 1999, 2000 and 2001. These statements are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, reserve replacement rates, and other geological, operating and economic considerations. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Downstream income of the Marathon Group is largely dependent upon refined product margins, which reflect the difference between the selling prices of refined products and the cost of raw materials refined and manufacturing costs. Refined product margins have been historically volatile and vary with the level of economic activity in the various marketing areas, the regulatory climate, crude oil costs, manufacturing costs and the available supply of crude oil and refined products.

     On May 24, 1999, MAP signed an agreement with Ultramar Diamond Shamrock ("UDS") to purchase 179 UDS owned-and-operated convenience stores, 5 product terminals and an assignment of supply contracts for about 240 branded UDS jobber stations in Michigan. MAP, Wolverine Pipeline Company ("Wolverine") and UDS received a second request for information from the Federal Trade Commission ("FTC") regarding the purchase by MAP and Wolverine of UDS' Michigan assets.
MAP has responded to the FTC and anticipates closing this transaction before the end of the year. This is a forward-looking statement. Some factors that could potentially affect the timing of the UDS closing include (among others) receipt of government approvals, consents of third parties and satisfaction of customary closing conditions.

     Speedway SuperAmerica LLC opened a travel center near Houston in Baytown, Texas. This travel center marks the completion of MAP's first retail facility outside of its traditional market in the Midwest and Southeast.

     MAP has recently begun selling gasoline and diesel fuel under the Marathon brand in Georgia and is in the process of branding a number of units in Florida. MAP plans to develop a significant brand presence in these high growth states where it already has the logistical assets in place to support these jobber owned retail outlets.

     On June 1, 1999, Marathon announced it had signed a definitive agreement to sell Carnegie Natural Gas Company and affiliated subsidiaries ("Carnegie") to Equitable Resources, Inc. The transaction is expected to close later this year. Carnegie is engaged in natural gas production, transmission, distribution, sales and storage activities in Pennsylvania and West Virginia. This is a forward-looking statement. Some factors that could potentially affect the timing of the Carnegie closing include (among others) receipt of government approvals, consents of third parties and satisfaction of customary closing conditions. Carnegie is reported as part of the other energy related businesses operating segment.

     On August 3, 1999, Marathon announced a voluntary enhanced retirement program, which resulted in the early fourth quarter retirement of approximately 260 employees, or about 8% of the Marathon Oil Company workforce. Annual pre-tax cost savings as a result of this program are estimated to be approximately $18 million.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Year 2000 Readiness Disclosure
------------------------------
The Marathon Group has executed Year 2000 action plans which include:

- prioritizing and focusing on those computerized and automated systems and processes ("systems") critical to the Marathon Group's operations in terms of material operational, safety, environmental and financial risk to the company.
-    allocating and committing appropriate resources to fix the problem.
- developing detailed contingency plans for those systems critical to the operations in terms of material operational, safety, environmental and financial risk to the company.
- communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, and the inclusion of Year 2000 readiness language in purchase orders and contracts.
-    performing rigorous Year 2000 tests of critical systems.
- participating in, and exchanging Year 2000 information with industry trade associations, such as the American Petroleum Institute ("API").
- engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 inventory, assessment and readiness.

State of Readiness

     Both Information Technology ("IT") and Non-IT systems are 99.9% ready as of September 30, 1999. Systems, which are not yet Year 2000 ready are expected to be completed in the fourth quarter. These include vendor-supplied software and replacement components awaiting delivery of Year 2000 ready versions and implementations deferred to coincide with operational shutdowns. These remaining items are being monitored closely. Specific contingency plans have been prepared which will provide a means to minimize any adverse impact on business operations after December 31, 1999, if remediation is not completed as expected.

     Additional review and approval is being required for any modifications to IT and Non-IT systems during the fourth quarter in order to avoid introducing problems to systems already determined to be Year 2000 ready. Continued system testing is being done to help further mitigate the risks of the Year 2000.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                                                 Percent Completed

                                                                 Y2K
                                                         Y2K  Readiness
As of September 30, 1999                                Impact    of
                                                 Y2K   Assess- Overall
                                              Inventory  ment Inventory
                                                ------  ------  ------
Information Technology                            100%    100%   99.9%
Non-Information Technology                        100%    100%   99.9%

Third Parties

     Third parties include suppliers, customers and vendors. The Marathon Group has been actively identifying critical vendors and utilities needed for continued operations, cash flow, and safety. Contacts were made with critical third parties to determine if they will be able to provide their services to the Marathon Group in the Year 2000. The responses were graded and unsatisfactory responses were addressed through contingency planning, and in some cases, selection of new vendors who appeared to be better prepared for the Year 2000.

     Using a Year 2000 ready test environment, testing is complete on third party software to validate that it is Year 2000 ready, with the exceptions noted under State of Readiness above. In addition, contingency plans have been prepared for third party software that is critical to operations.

The Costs to Address Year 2000 Issues

     Total costs incurred as of September 30, 1999, were $30 million, including $14 million of incremental costs. The total estimated costs associated with Year 2000 readiness are expected to be $36 million, of which $18 million are incremental costs.

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

     The Marathon Group has relied on information from suppliers of automation and process control systems and processes, as well as the tests conducted on critical components, to determine the readiness of embedded chips. There is a risk some Year 2000 problems could go undetected until after January 1, 2000. According to information received from the suppliers of these systems, oil and gas industry surveys and the Marathon Group's own test results, these embedded systems do not appear to pose significant problems or involve the possibility of major failures that could affect vital operations.

     An additional risk is the ability of some third party software vendors to provide timely software upgrades to make their product Year 2000 ready. Communication continues with these vendors to expedite the completion of upgrades as much as possible. Contingency plans have been developed in case timely upgrades are not available.

     In a report issued February 24, 1999 by the United States Senate Special Committee on the Year 2000 Technology Problem, the committee expressed concern that many of the countries from which the United States imports oil are significantly behind the United States in their Year 2000 remediation efforts, and oil production and transportation could be at some risk. The committee's follow-up report dated September 22, 1999, continued to express concern that many of the countries which export oil to the United States have a high risk of Year 2000 disruption.

     However, the Central Intelligence Agency ("CIA") has subsequently provided additional information as to the risk to oil imports. In prepared testimony to the U.S. House International Relations Committee on October 21, 1999, the CIA stated, "Finally, the United States is unlikely to experience a significant disruption in oil deliveries because our key suppliers appear to be ready.
Major multi-national firms have been in the forefront of remediation and testing efforts, and operators of oil terminals and tankers have been similarly active in correcting Y2K vulnerabilities."

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Furthermore, according to a report by the API and an August 1999 report by the United States Department of Energy, several of the largest exporters of petroleum to the United States expect all critical systems to be Year 2000 ready by the end of 1999. If any country is unable to export oil, other countries may be able to increase production and exports.

     According to the API report, in any event, import deliveries of oil would not stop immediately as there is always crude oil en route to the United States. In addition, the United States government has a Strategic Petroleum Reserve to act as a buffer to protect against temporary interruptions in foreign oil supplies. An API survey conducted in September 1999, covering 96% of domestic oil and gas consumption, showed more than 90% being Year 2000 ready as of September 30, 1999. The remaining companies said they will be ready before year's end.

     In the first nine months of 1999, 62% or 565,000 bpd of the crude oil processed by MAP's refineries was from foreign sources and acquired primarily from various foreign national oil companies, producing companies and traders. Of this total, approximately 326,000 bpd was acquired from the Middle East. If any suppliers of foreign crude oil experience problems associated with the Year 2000, the Marathon Group could be adversely affected by a disruption in supply if alternate sources of supply are not available.

     In the initial review of assets to be acquired from UDS, Marathon determined that certain facilities and systems might not be completely Year 2000 ready. Marathon has inventoried and assessed these assets and is prepared to proceed promptly with the necessary remediation once the closing occurs. Marathon currently anticipates closing this transaction before the end of the year. There is a risk some of the facilities may not be Year 2000 ready by the end of the year. The completion percentages in the chart on page 59 do not include UDS IT and Non-IT systems.

Contingency Planning

     Detailed contingency plans have been developed throughout the company, with one percent remaining to be completed. In July, a multiple-occurrence emergency response drill was conducted that included Year 2000 scenarios. This drill helped identify specific improvements that could be made to the contingency plans and year-end rollover monitoring processes. Except for the implementation and training of personnel, which is scheduled in the fourth quarter, contingency planning is complete.

     The Marathon Group plans to quickly detect and correct problems that may arise during the actual rollover to the new century. Year 2000 monitoring centers have been established in major offices to collect and disseminate information within the Marathon Group as well as with the Year 2000 monitoring centers at U.S. Steel and the API. Personnel will be located at each of the company's critical operating facilities throughout the world to report successes and problems through these monitoring centers. The information from these worldwide locations could give an early warning to correct similar problems in other locations not yet affected.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Similar to the drill conducted in July, another Year 2000 drill took place in late October 1999. This drill focused on the business units and how they collect and disseminate Year 2000 information internally and with the centralized Year 2000 monitoring center. No significant issues were identified.

     This discussion includes forward-looking statements of the Marathon Group's efforts and management's expectations and costs relating to Year 2000 readiness. The Marathon Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, contingency plan resources, vendors' ability to install or modify proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review. Also, the Marathon Group's ability to mitigate Year 2000 risks could be adversely impacted by the effectiveness of contingency plans.

Accounting Standard
--------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. This new standard may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. At adoption this new standard requires a comprehensive review of all outstanding derivative instruments to determine whether or not their use meets the hedge accounting criteria. Upon adoption, there may be derivative instruments employed by USX that do not meet all of the designated hedge criteria. These instruments will be reflected in income on a mark-to-market basis. Based upon the strategies currently used by USX and the level of activity related to forward exchange contracts and commodity-based derivative instruments in recent periods, USX does not anticipate the effect of adoption to have a material impact on either financial position or results of operations of the Marathon Group. The effective date of SFAS No. 133 was amended by SFAS No.
137.  USX plans to adopt the standard effective January 1, 2001, as required.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------
Management Opinion Concerning Derivative Instruments
----------------------------------------------------

USX utilizes derivative instruments principally in hedging activities, whereby gains and losses are generally offset by price changes in the underlying commodity. In 1999, the Marathon Group's risk management policy was expanded to include the use of derivative instruments for certain non-hedging and trading activities. These instruments will be marked-to-market each period and the related income or loss will be included in income from operations. Management believes that use of derivative instruments along with risk assessment procedures and internal controls does not expose the Marathon Group to material risk. The use of derivative instruments could materially affect the Marathon Group's results of operations in particular quarterly or annual periods. However, management believes that use of derivative instruments will not have a material adverse effect on financial position or liquidity.

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of September 30, 1999 are provided in the following table:

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                      Price Change of (a):
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil (price increase) (d)                      $6.8        $22.4
    Natural gas (price decrease) (d)                     2.4         10.2
    Refined products (price decrease) (d)                 .9          3.0

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 1999. Marathon Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to September 30, 1999 would cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout third quarter 1999 from a low of 107 contracts at July 14, 1999, to a high of 16,688 contracts at September 15, 1999, and averaged 8,756 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout third quarter 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.


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

Interest Rate Risk
------------------
     As of September 30, 1999, the discussion of the Marathon Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At September 30, 1999, USX had open Canadian dollar forward purchase contracts with a total carrying value of $18 million. A 10% increase in the September 30, 1999, Canadian dollar to U.S. dollar forward rate would result in a charge to income of $2 million. The entire amount of these contracts is attributed to the Marathon Group.

Equity Price Risk
-----------------

     As of September 30, 1999, the Marathon Group had no material exposure to equity price risk.

Safe Harbor
-----------
     The Marathon Group's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about risks associated with the Marathon Group's use of derivative instruments. These statements are based on certain assumptions with respect to market prices and industry supply and demand for crude oil, natural gas and refined products. To the extent that these assumptions prove to be inaccurate, future outcomes with respect to the Marathon Group's hedging programs may differ materially from those discussed in the forward-looking statements.
PAGE> 65

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                 -----------------------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999    1998    1999     1998
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
 Exploration & Production ("E&P")
   Domestic                                       $168     $44    $299     $159
   International                                    33      16      62       98
                                                 -----   -----   -----    -----
     Income For E&P Reportable Segment             201      60     361      257
 Refining, Marketing & Transportation              236     224     509      749
 Other Energy Related Businesses (a)                13       6      47       23
                                                 -----   -----   -----    -----
       Income For Reportable Segments             $450    $290    $917   $1,029

Items Not Allocated To Segments:
 Administrative Expenses                          $(26)   $(25)   $(83)    $(84)
 Inventory Market Val. Res. Adjustment             136     (50)    551      (22)
 Loss on Disposal of Assets                        (10)      -     (33)       -
 Gain on Ownership Change & Trans. Charges - MAP    11       -       11     223
E&P Int'l Impairment & Dom. Contract Settlement      -       -       -      (76)
                                                 -----   -----   -----    -----
     Marathon Group Income From Operations        $561    $215  $1,363   $1,070

CAPITAL EXPENDITURES
 Exploration & Production                         $184    $183    $594     $606
 Refining, Marketing & Transportation              107      89     226      208
 Other (b)                                           4      13       7       21
                                                 -----   -----   -----    -----
     Total                                        $295    $285    $827     $835

EXPLORATION EXPENSE
 Domestic                                          $26     $31     $92     $123
 International (c)                                  14      15      70       80
                                                 -----   -----   -----    -----
     Total                                         $40     $46    $162     $203

INVESTMENTS & OTHER AFFILIATE ACTIVITY-NET         $49     $49    $105      $52

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (d):
     United States                               138.6   137.2   143.4    133.7
     Europe                                       28.7    44.0    32.3     43.3
     Other International                          24.4    27.9    28.4     15.9
                                                 -----   -----   -----    -----
       Total Consolidated                        191.7   209.1   204.1    192.9
     Equity Affiliates (CLAM & Sakhalin Energy)    2.4     0.1     0.9        -
                                                 -----   -----   -----    -----
       Worldwide                                 194.1   209.2   205.0    192.9

Net Natural Gas Production (e):
     United States                               730.9   728.8   747.2    733.4
     Europe (f)                                  291.1   326.6   345.5    393.9
     Other International                         149.1   102.8   169.7     43.1
                                                 -----   -----   -----    -----
       Total Consolidated                       1171.1  1158.2  1262.4   1170.4
     Equity Affiliate (CLAM)                      25.1    23.2    32.0     34.0
                                                ------  ------  ------   ------
       Worldwide                                1196.2  1181.4  1294.4   1204.4
Average Equity Sales Prices (g) (h):
   Liquid Hydrocarbons (per Bbl)
     Domestic                                   $17.78  $10.23  $13.48   $10.72
     International                               19.56   11.66   14.80    12.59
   Natural Gas (per Mcf)
     Domestic                                    $2.22   $1.68   $1.83    $1.82
     International                                1.80    1.90    1.81     2.04

Crude Oil Refined (d)                            940.4   885.5   909.5    904.6
Refined Products Sold (d)                       1301.4  1228.6  1227.9   1183.7
Matching buy/sell volumes included in refined
  products sold (d)                               55.8    35.6    50.0     38.4
MAP Merchandise Sales                             $561    $510  $1,545   $1,386
--------------

      (a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
      (b) Includes other energy related businesses and corporate capital expenditures.
      (c) Nine months ended September 30, 1998 includes $30 million of impairment in first quarter 1998.
      (d)  Thousands of barrels per day
      (e)  Millions of cubic feet per day
      (f) Includes gas acquired for injection and subsequent resale of 16.0, 17.2, 20.8 and 23.7 mmcfd in the third quarters and first nine months of 1999 and 1998, respectively.
      (g)  Prices exclude gains and losses from hedging activities.
      (h)  Prices exclude equity affiliates and purchase/resale gas.

     C.    U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions, except per share amounts)  1999    1998    1999     1998
--------------------------------------------------------------------------------
REVENUES:
 Sales                                          $1,377  $1,483  $3,926   $4,842
 Income (loss) from affiliates                     (56)      3     (89)      46
 Gain on disposal of assets                         11      11       9       39
 Other income (loss)                                 2       -       3       (1)
                                                ------  ------  ------   ------
   Total revenues                                1,334   1,497   3,849    4,926
                                                ------  ------  ------   ------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)      1,289   1,312   3,606    4,203
 Selling, general and administrative
  expenses (credits)                               (61)    (51)   (226)    (150)
 Depreciation, depletion and amortization           78      71     228      220
 Taxes other than income taxes                      57      60     169      169
                                                ------  ------  ------   ------
   Total costs and expenses                      1,363   1,392   3,777    4,442
                                                ------  ------  ------   ------
INCOME (LOSS) FROM OPERATIONS                      (29)    105      72      484
Net interest and other financial costs              20      10      48       60
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS                                (49)     95      24      424
Provision (credit) for estimated income taxes      (18)     30       9      136
                                                ------  ------  ------   ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS            (31)     65      15      288
Extraordinary loss on extinguishment of debt,
 net of income tax                                   -       -       5        -
                                                ------  ------  ------   ------
NET INCOME (LOSS)                                  (31)     65      10      288
Dividends on preferred stock                         2       2       7        7
                                                ------  ------  ------   ------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK       $(33)    $63      $3     $281
                                                ======  ======  ======   ======
STEEL STOCK DATA:
 Income (loss) before extraordinary loss          $(33)    $63      $8     $281
   - Per share - basic                            (.37)    .72     .10     3.22
            - diluted                             (.37)    .71     .10     3.11
 Extraordinary loss, net of income tax               -       -       5        -
   - Per share - basic and diluted                   -       -     .06        -
 Net income (loss)                                $(33)    $63      $3     $281
   - Per share - basic                            (.37)    .72     .04     3.22
            - diluted                             (.37)    .71     .04     3.11

 Dividends paid per share                          .25     .25     .75      .75

 Weighted average shares, in thousands
   - Basic                                      88,394  88,099  88,383   87,223
   - Diluted                                    88,394  92,359  88,385   94,717

Selected notes to financial statements appear on pages 69-75.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------

                                                   September 30 December 31
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                               $6            $9
  Receivables, less allowance for doubtful
   accounts of $6 and $9                                 532           392
  Inventories                                            719           698
  Deferred income tax benefits                           180           176
                                                      ------        ------
     Total current assets                              1,437         1,275

Investments and long-term receivables,
 less reserves of $3 and $10                             606           743
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,105 and $5,939                                     2,491         2,500
Prepaid pensions                                       2,371         2,172
Other noncurrent assets                                   55            59
                                                       -----        ------
     Total assets                                     $6,960        $6,749
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                          $10           $13
  Accounts payable                                       694           501
  Payroll and benefits payable                           286           330
  Accrued taxes                                          155           150
  Accrued interest                                         8            10
  Long-term debt due within one year                      13            12
                                                      ------        ------
     Total current liabilities                         1,166         1,016

Long-term debt, less unamortized discount                543           464
Long-term deferred income taxes                          199           129
Employee benefits                                      2,313         2,315
Deferred credits and other liabilities                   461           484
Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              182           182

STOCKHOLDERS' EQUITY
Preferred stock                                            3             3
Common stockholders' equity                            2,027         2,090
                                                      ------        ------
     Total stockholders' equity                        2,030         2,093
                                                      ------        ------
     Total liabilities and stockholders' equity       $6,960        $6,749
                                                      ======        ======

Selected notes to financial statements appear on pages 69-75.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                       Nine Months Ended
                                                          September 30
(Dollars in millions)                                  1999         1998
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                               $10          $288
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       5             -
  Depreciation, depletion and amortization               228           220
  Pensions and other postretirement benefits            (197)         (175)
  Deferred income taxes                                   72           109
  Gain on disposal of assets                              (9)          (39)
  Changes in:
     Current receivables   - sold                         30             -
                           - operating turnover         (208)          148
Inventories                                              (21)          (71)
     Current accounts payable and accrued expenses       170          (132)
  All other - net                                         78           (55)
                                                      ------        ------
     Net cash provided from operating activities         158           293
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (221)         (228)
Disposal of assets                                         6            17
Restricted cash -withdrawals                              15             3
             - deposits                                  (14)          (19)
Affiliates - investments - net                           (15)          (66)
All other - net                                            6            13
                                                      ------        ------
     Net cash used in investing activities              (223)         (280)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in U. S. Steel Group's portion of USX
 consolidated debt                                       146            21
Specifically attributed debt repayments                  (11)           (3)
Steel Stock issued                                         -            55
Preferred stock repurchased                                -            (8)
Dividends paid                                           (73)          (73)
                                                      ------        ------
Net cash provided from (used in) financing activities     62            (8)
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (3)            5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             9            18
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $6           $23
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(63)         $(61)
  Income taxes paid, including settlements with
   the Marathon Group                                     (5)          (32)

Selected notes to financial statements appear on pages 69-75.

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

     3. On August 13, 1999, USX and Kobe Steel, Ltd. (Kobe Steel) completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II-those companies being Republic Technologies International, Inc., Republic Engineered Steels, Inc. and Bar Technologies, Inc. (collectively Republic). In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns approximately 16% of Republic. USX will account for its investment in Republic under the equity method of accounting.

          The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company LLC, will continue to operate as a joint venture between USX and Kobe Steel.

          Third quarter 1999 income (loss) from affiliates includes $53 million in charges related to the impairment of the carrying value of USX's investment in USS/Kobe and costs related to the formation of Republic.

     4.The U. S. Steel Group's total comprehensive income (loss) for the third quarter of 1999 and 1998 was $(25) million and $64 million, respectively, and $8 million and $285 million for the nine months of 1999 and 1998, respectively.

     5.   The U. S. Steel Group consists of one operating segment, U. S. Steel.
     U. S. Steel is engaged in the production and sale of steel mill products, coke and taconite pellets. U. S. Steel also engages in the following related business activities: the management of mineral resources, domestic coal mining, engineering and consulting services, and real estate development and management. The results of segment operations are as follows:

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5.   (Continued)

                                                      Third Quarter Ended
                                                          September 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Customer                                            $1,376        $1,480
  Intergroup (a)                                           2             1
  Equity in earnings (losses) of unconsolidated
   affiliates                                             (3)            3
  Other                                                   12            13
                                                      ------        ------
     Total revenues                                   $1,387        $1,497
                                                      ======        ======
Segment income (loss)                                  $(51)           $41
                                                      ======        ======

                                                       Nine Months Ended
                                                          September 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Customer                                            $3,913        $4,838
  Intergroup (a)                                          14             1
  Equity in earnings (losses) of unconsolidated
    affiliates                                           (36)           46
  Other                                                   33            41
                                                      ------        ------
     Total revenues                                   $3,924        $4,926
                                                      ======        ======
Segment income (loss)                                  $(119)         $301
                                                      ======        ======

(a)  Intergroup sales and transfers were conducted on an arm's-length basis.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

     5.   (Continued)

          The following schedules reconcile segment revenue and income (loss) to amounts reported in the U. S. Steel Group's financial statements:

                                                      Third Quarter Ended
                                                          September 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segment                      $1,387        $1,497
Items not allocated to segment - impairment of USS/Kobe
 investment and costs related to formation of Republic  (53)             -
                                                      ------        ------
     Total Group revenues                             $1,334        $1,497
                                                      ======        ======
Income:
  Income (loss) for reportable segment                  $(51)          $41
  Items not allocated to segment:
   Administrative expenses                                (4)           (6)
   Pension credits                                       100            94
   Costs related to former business activities           (21)          (24)
   Impairment of USS/Kobe investment and costs related
    to formation of Republic                             (53)            -
                                                      ------        ------
     Total Group income (loss) from operations          $(29)         $105
                                                      ======        ======

                                                       Nine Months Ended
                                                          September 30
(In millions)                                          1999         1998
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segment                      $3,924        $4,926
  Items not allocated to segment:
   Impairment of USS/Kobe investment and costs related
     to formation of Republic                            (53)            -
   Loss on investment in RTI stock used to satisfy
    indexed debt obligations                             (22)            -
                                                      ------        ------
     Total Group revenues                             $3,849        $4,926
                                                      ======        ======
Income:
  Income (loss) for reportable segment                 $(119)         $301
  Items not allocated to segment:
   Administrative expenses                               (17)          (20)
   Pension credits                                       348           280
   Costs related to former business activities           (65)          (77)
   Impairment of USS/Kobe investment and costs related
    to formation of Republic                             (53)            -
   Loss on investment in RTI stock used to satisfy
    indexed debt obligations                             (22)            -
                                                      ------        ------
     Total Group income from operations                  $72          $484
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

          See Note 9, of the Notes to USX Consolidated Financial Statements for the computation of income (loss) per share.

     7.   On March 31, 1999, USX irrevocably deposited with a trustee the entire
     5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6-3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. The notes are exchangeable for shares of RTI common stock on a variable basis up to one share per note depending on the market price of RTI common stock at maturity. Ownership of any shares not required for satisfaction of the indexed debt will revert to USX.

          As a result of the above transaction, USX recorded in the first quarter of 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in gain on disposal of assets. This transaction represents a noncash investing and financing activity of $56 million, which was the carrying value of the indexed debt at March 31, 1999.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)

     8. Income (loss) from operations includes net periodic pension credits of $47 million and $51 million in the third quarter of 1999 and 1998, respectively, ($188 million and $153 million in the nine months of 1999 and 1998, respectively.) These pension credits are primarily noncash and for the most part are included in selling, general and administrative expenses.

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

                                                         (In millions)
                                                   -------------------------
                                                   September 30 December 31
                                                       1999         1998
                                                   -----------  -----------
    Raw materials                                       $116         $185
    Semi-finished products                               350          282
    Finished products                                    205          182
    Supplies and sundry items                             48           49
                                                        ----          ----
      Total                                             $719         $698
                                                        ====          ====

10. The U. S. Steel Group participated in an agreement (the program), to sell an undivided interest in certain accounts receivable.
At September 30, 1999, the amount sold under the program that had not been collected was $350 million. On October 15, 1999, the agreement expired.

     11. At September 30, 1999, accounts receivable includes an estimated income tax receivable from the Marathon Group of $59 million, determined in accordance with the tax allocation policy discussed in Note 2.

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

          The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 1999, and December 31, 1998, accrued liabilities for remediation totaled $98 million and $97 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 1999 and for the years 1998 and 1997, such capital expenditures totaled $19 million, $49 million and $43 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          Guarantees by USX of the liabilities of affiliated entities of the U.
     S. Steel Group totaled $89 million at September 30, 1999. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of September 30, 1999, the largest guarantee for a single affiliate was $61 million.

          The U. S. Steel Group's contract commitments to acquire property, plant and equipment at September 30, 1999, totaled $90 million compared with $188 million at December 31, 1998.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------

     The U. S. Steel Group includes U. S. Steel, which is engaged in the production, transportation and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as, USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, Lorain Tubular Company LLC, Republic Technologies International LLC ("Republic") and VSZ
U. S. Steel, s. r.o ("VSZ"). Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 88.

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

Results of Operations
---------------------
     Revenues for the third quarter and first nine months of 1999 and 1998 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------

Revenues of reportable segment                  $1,387  $1,497  $3,924   $4,926
Revenues not allocated to reportable segment      (53)       -     (75)       -
                                                 -----   -----   -----    -----
 Total Revenues                                 $1,334  $1,497  $3,849   $4,926

     Total reportable segment revenues decreased by $110 million and $1,002 million in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. The decrease in revenues in third quarter 1999 primarily reflected lower average steel product prices (average prices decreased $61/ton in the third quarter of 1999 compared to the same period in 1998), partially offset by higher shipments. The decrease in revenues in the first nine months of 1999 primarily reflected lower average steel product prices (average prices decreased $52/ton in the first nine months of 1999 compared to the same period in 1998), lower shipment volumes (shipments decreased 580,000 tons in the first nine months of 1999), and lower income from affiliates.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Income from operations for the U. S. Steel Group for the third quarter and first nine months of 1999 and 1998 is set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------
Segment income (loss) for U.S.Steel Operations(a)$(51)   $41    $(119)    $301
Items not allocated to segment:
 Pension credits                                   100    94      348      280
 Administrative expenses                            (4)   (6)     (17)    (20)
 Costs related to former business activities (b)   (21)  (24)     (65)     (77)
 Impairment of USX's investment in USS/Kobe and
  costs related to formation of Republic (c)       (53)    -      (53)       -
 Loss on investment in RTI stock used to satisfy
  indexed debt obligations (d)                       -        -    (22)       -
                                                 -----   -----   -----    -----
  Total Group income from operations              $(29)   $105     $72     $484
                                                 =====   =====   =====    =====
-----

         (a) Includes income (loss) from the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services.
         (b) Includes the portion of postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group.
         (c) For further details, see Note 3 to the U. S. Steel Group Financial Statements.
         (d) For further details, see Note 7 to the U. S. Steel Group Financial Statements.

Segment income for U. S. Steel operations

     Segment income for U. S. Steel operations decreased $92 million and $420 million in the third quarter and first nine months of 1999, respectively, compared with the same periods in 1998. The decrease in segment income in third quarter 1999 was primarily due to lower average steel prices, less favorable product mix, lower income from affiliates, and higher benefit costs including provisions for the new labor contract. The decrease in segment income in the first nine months of 1999 was primarily due to lower average steel prices, lower shipment volumes, lower income from affiliates, and higher benefit costs including provisions for the new labor contract. Segment income in the third quarter of 1999 included a $7 million charge for legal accruals. Segment income for the first nine months of 1999 included a $10 million charge for environmental accruals. Results in the first nine months of 1998 included a favorable $30 million (net of charges and reserves) insurance litigation settlement pertaining to the 1995 Gary (Ind.) Works No. 8 blast furnace explosion.

     Steel product prices and shipment volumes continue to be negatively affected by the ongoing effects of steel imports and the continued weakness in tubular and plate markets. U. S. Steel's average price realization was $405 per ton and $421 per ton in third quarter and first nine months of 1999, respectively, compared to $466 per ton and $473 per ton in the same periods in 1998.

Items not allocated to segment

     Pension credits associated with pension plan assets and liabilities allocated to pre-1987 retirees, former businesses, and certain corporate activities are not included in segment income for U. S. Steel operations. These pension credits, which

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

are primarily noncash, totaled $100 million and $348 million in the third quarter and first nine months of 1999, respectively, compared to $94 million and $280 million in the same period in 1998. Pension credits in the first nine months of 1999 included $35 million for a one-time favorable pension settlement, which was recorded in second quarter 1999, primarily related to the voluntary early retirement program for salaried employees.

     Pension credits, combined with pension costs included in segment income for
U. S. Steel operations, resulted in net pension credits of $46 million and $186 million in the third quarter and first nine months of 1999, respectively, compared to $50 million and $147 million in the same periods in 1998. Net pension credits are expected to be approximately $235 million in 1999. Future net pension credits can be volatile depending upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected. For additional information on pensions, see the discussion of "Outlook" below.

     Net interest and other financial costs for the third quarter and first nine months of 1999 and 1998 are set forth in the following table:

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999   1998     1999     1998
                                                ------  ------  ------   ------
Net interest and other financial costs             $20     $10     $48      $60
Less:
  Favorable adjustments to
  carrying value of indexed debt (a)                 -      11      13        7
                                                 -----   -----   -----    -----
Net interest and other financial costs
 adjusted to exclude above item                    $20     $21     $61      $67
                                                 =====   =====   =====    =====
-----

       (a) For discussion, see Note 7 to the U. S. Steel Group Financial Statements.

     Adjusted net interest and other financial costs decreased by $1 million and $6 million in the third quarter and first nine months of 1999, respectively, as compared with the same periods in 1998.

     The provision (credit) for estimated income taxes in the third quarter and first nine months of 1999 decreased compared to the same periods in 1998 due to a decline in income from operations. The provision for estimated income taxes for the first nine months of 1998 included a $9 million favorable foreign tax adjustment as a result of a favorable resolution of foreign tax litigation.

     The extraordinary loss on extinguishment of debt of $5 million (net of $3 million income tax benefit) in the first nine months of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt. For further discussion, see Note 6 to the U. S. Steel Group Financial Statements.

     Net income decreased $96 million and $278 million in the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998, primarily reflecting the factors discussed above.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Operating Statistics
--------------------
     Steel shipments in third quarter 1999 of 2.8 million tons, increased 11% from the same period in 1998. Steel shipments in the first nine months of 1999 of 7.8 million tons, decreased 7% from the same period in 1998. Third quarter and first nine months of 1999 raw steel production of 3.1 million tons and 8.9 million tons, increased 12% and 1%, respectively, from the same periods in 1998. Raw steel capability utilization in the third quarter and first nine months of 1999 averaged 94.9% and 93.0%, respectively, compared to 84.6% and 91.6% in the same period in 1998. Steel shipments, production and raw steel capability utilization in the first nine months of 1999 continued to be negatively impacted by the ongoing effects of steel imports and weak plate and tubular markets.

Cash Flows
----------
     Net cash provided from operating activities in the first nine months of 1999 was $158 million, compared with $293 million in the same period in 1998. The first nine months of 1998 included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works No. 8 blast furnace explosion. Excluding this item, net cash provided from operating activities decreased $97 million due mainly to decreased profitability.

     Capital expenditures in the first nine months of 1999 were $221 million, compared with $228 million in the same period in 1998. Contract commitments for capital expenditures at September 30, 1999, totaled $90 million, compared with $188 million at year-end 1998.

     Net cash used in investments in equity affiliates in the first nine months of 1999 of $15 million primarily reflects an investment in Republic during the third quarter (see Note 3 to the U. S. Steel Group Financial Statements for further discussion). Net cash used in investments in equity affiliates in the first nine months of 1998 of $66 million primarily reflects funding for VSZ.

     Financial obligations (excluding the noncash satisfaction of the indexed debt) increased by $135 million in the first nine months of 1999. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group. The increase in financial obligations resulted from capital expenditures and dividend payments exceeding cash from operating activities.

     USX had an agreement (the program) to sell an undivided interest in certain accounts receivable of the U. S. Steel Group. Subsequent to the expiration of the program on October 15, 1999, USX entered into an agreement to repurchase all accounts remaining outstanding. See Note 10 to the
U. S. Steel Group Financial Statements.

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

     USX has been notified that it is a potential responsible party ("PRP") at 26 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of September 30, 1999. In addition, there are 12 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 35 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

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

Outlook
-------
     Shipment volumes in the fourth quarter for U. S. Steel Group are expected to be higher than fourth quarter 1998. However, the favorable effects of increased shipments are expected to be more than offset by lower price realizations, less favorable product mix including a substantial amount of semi-finished sales, and weakness in plate. Price realizations in the fourth quarter 1999, while lower than fourth quarter 1998, are expected to be higher than the third quarter 1999, as previously announced price increases are realized. In recent years, demand for steel in the United States has been at high levels.
Any weakness in the United States economy for capital goods or consumer durables could further adversely impact U. S. Steel Group's product prices and shipment levels.

     Income from equity affiliates will be negatively impacted by losses associated with Republic. Republic has stated that it expects to incur operating losses through 2000 and nonrecurring charges associated with the consolidation of the combined operations. USX will recognize its share of any such losses under the equity method of accounting.

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

     In August members of United Steelworkers of America ("USWA") ratified a new five-year labor contract covering approximately 14,500 employees effective August 1, 1999. The new labor contract, which includes $2.00 in hourly wage increases phased in over the term of the agreement beginning in 2000 as well as pension and other benefit improvements for active and retired employees and spouses, will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the contract. Net pension credits for the U.
S. Steel Group are estimated to be reduced by approximately $4 million per month beginning August 1, 1999 for the balance of the year. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such other competitors will be materially affected.

     Steel imports to the United States accounted for an estimated 27%, 30% and 24% of the domestic steel market in the first eight months of 1999, and for the years 1998 and 1997, respectively.

     On September 30, 1998, USX joined with 11 other producers, the USWA and the Independent Steelworkers Union ("ISU") to file trade cases against Japan, Russia, and Brazil. Those filings contended that millions of tons of unfairly traded hot-rolled carbon sheet products have caused serious injury to the domestic steel industry through rapidly falling prices and lost business. In the case against Japan, on April 28, 1999, the U.S. Department of Commerce ("Commerce"), announced final antidumping ("AD") duty determinations and, on June 11, 1999, the U.S. International Trade Commission ("ITC") announced its final determination that the imports from Japan were injuring the domestic industry. The final AD order against Japan was issued on June 23, 1999. In the cases against Brazil, on July 7, 1999, Commerce announced final countervailing ("CVD") and AD duty determinations and, contemporaneously, announced that it had entered into agreements with Brazil to suspend the investigations. In the case against Russia, on July 13, 1999, Commerce announced final AD duty determinations and, contemporaneously, announced that it had entered into an agreement with Russia to suspend the investigation. In addition, Commerce announced that it had also entered into a comprehensive agreement concerning all steel product imports from Russia except for plate products and hot-rolled products. Plate products from Russia are subject to a suspension agreement signed in 1997. On August 16, 1999, USX, along with four other integrated domestic producers, filed appeals with U.S. Court of International Trade challenging the hot-rolled carbon sheet products suspension agreements with Brazil and Russia.

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

     On June 2, 1999, USX joined with eight other producers and the USWA and the ISU to file trade cases against twelve countries (Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey, and Venezuela) concerning imports of cold-rolled products. AD cases were filed against all the countries and CVD duty cases were filed against Brazil, Indonesia, Thailand, and Venezuela. On July 19, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries. The ITC, by a divided vote, decided to discontinue the CVD investigations of subsidized imports from Indonesia, Thailand, and Venezuela. On September 28, 1999, Commerce announced preliminary CVD duty determinations against Brazil, and on November 2, 1999, announced preliminary AD duty determinations against Argentina, Brazil, Japan, Russia, South Africa, Thailand, and Venezuela. Commerce is expected to announce preliminary AD duty determinations with respect to the other countries later in the year. These cases are subject to further investigation by both the ITC and Commerce.

     On June 30, 1999, USX joined with four other producers and the USWA to file trade cases against five countries (the Czech Republic, Japan, Mexico, Romania, and South Africa) concerning imports of large and small diameter carbon and alloy standard, line, and pressure pipe. On July 20, 1999, Commerce announced its decision to initiate an investigation and the ITC's preliminary staff hearing was conducted on July 21, 1999. On August 13, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries. Commerce is expected to announce preliminary duty determinations later in the year. These cases are subject to further investigation by both the ITC and Commerce.

     USX intends to file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

Year 2000 Readiness Disclosure
------------------------------
     A multi-functional Year 2000 task force continues to execute a preparedness plan which addresses readiness requirements for business computer systems, technical infrastructure, end-user computing, third parties, manufacturing, environmental operations, systems products produced and sold, and dedicated R&D test facilities. The U. S. Steel Group Year 2000 readiness plan includes:

    - prioritizing and focusing on those computerized and automated systems and processes critical to the operations in terms of material safety, operational, environmental, quality and financial risk to the company.
    -  allocating and committing appropriate resources to fix the problem.
    - developing detailed contingency plans for those systems critical to the operations in terms of material operational, safety, environmental and financial risk to the company.
    - communicating with, and aggressively pursuing, critical third parties to help ensure the Year 2000 readiness of their products and services through use of mailings, telephone contacts, on-site assessments and the inclusion of Year 2000 readiness language in purchase orders and contracts.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

    -  performing rigorous Year 2000 tests of critical systems.
    - participating in, and exchanging Year 2000 information with industry trade associations, such as the American Iron & Steel Institute, Association of Iron & Steel Engineers and the Steel Industry Systems Association.
    - engaging qualified outside engineering and information technology consulting firms to assist in the Year 2000 impact assessment and readiness effort.

State of Readiness

     The Year 2000 inventory and date impact assessment activities for both information technology ("IT") and non-IT systems/processes within the U. S. Steel Group are complete. IT systems/processes are 99.7% Year 2000 ready as of September 30, 1999, and the non-IT area is 99.7% ready. There are a few systems/processes which will be replaced or upgraded with third-party Year 2000 ready products and services during the fourth quarter, 1999. However, realistic implementation schedules have been established for such systems/processes and none of the remaining work will jeopardize or impede U.S. Steel Group's ability to meet ongoing production and customer service commitments.

     The remaining Year 2000 efforts in 1999 will primarily focus on (1) monitoring and verifying the readiness of third parties critical to the business operations, (2) reviewing the effectiveness of the contingency plans that have been developed, (3) preparing and communicating final plans to the workforce and affected entities for the transition to the new century and (4) conducting the final round of Year 2000 assessments by the internal audit team.

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

                                                   Percent Completed
                                                                 Y2K
                                                         Y2K  Readiness
                                                        Impact    of
                                                 Y2K   Assess- Overall
As of September 30, 1999                      Inventory  ment Inventory
                                                ------  ------  ------
Information Technology                            100%    100%   99.7%
Non-Information Technology                        100%    100%   99.7%

Third Parties

     The U. S. Steel Group continues to monitor and verify the Year 2000 readiness of its third party relationships (including, but not limited to utility providers, outside processors, process control systems and hardware suppliers, telecommunication providers, electronic commerce and transportation carriers) who are critical to its operations. Contacts have already been made with critical third

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

parties to determine if they will be able to provide their products and services to the U. S. Steel Group after the Year 2000. Communications with U. S. Steel Group's third parties is an on-going process which includes mailings, telephone contacts and on-site visits. If it is determined that there is a significant risk with a third party, an effort will be made to work with those third parties to resolve the issue, or a new provider of the same products or services will be investigated and secured. The U. S. Steel Group plans to continue monitoring the readiness of its critical third parties for the remainder of the year.
The Costs to Address Year 2000 Issues

     The current estimated cost associated with Year 2000 readiness, is approximately $29 million, which includes $16 million in incremental cost.
Total costs incurred as of September 30, 1999, were $23 million, including $13 million of incremental costs. In the third quarter, the estimated total project costs were reaffirmed.

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

     In addition, the lack of accurate and timely Year 2000 date impact information from suppliers of automation and process control systems and processes is a concern to the U. S. Steel Group. Without reliable information from suppliers, specifically on embedded chip technology, some Year 2000 problems could go undetected during the transition to the year 2000. The U.S. Steel Group has performed extensive testing on the systems and devices that utilize a date function. However, in those cases where there is no date function, the U.S. Steel Group relies on the supplier's Year 2000 readiness information.

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

     This discussion includes forward-looking statements of the U. S. Steel Group's efforts and management's expectations relating to Year 2000 readiness. The Steel Group's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, vendors' ability to install or modify remaining proprietary hardware and software and unanticipated problems identified in the ongoing Year 2000 readiness review. Also, the U. S. Steel Group's ability to mitigate Year 2000 risks could be adversely impacted by the effectiveness of contingency plans.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of September 30, 1999, are provided in the following table:

                                                      Incremental Decrease
                                                        in Pretax Income
                                                    Assuming a Hypothetical
                                                      Price Change of (a):
(Dollars in millions)                                  10%          25%
--------------------------------------------------------------------------------
Derivative Commodity Instruments
U. S. Steel Group
    Natural gas (price decrease)                        $2.8         $7.0
    Zinc (price decrease)                                2.7          6.8
    Tin (price decrease)                                  .3           .7
    Nickel (price decrease)                                0           .1

      (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at September 30, 1999. U. S. Steel Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to September 30, 1999, would cause future pretax income effects to differ from those presented in the table.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------

Interest Rate Risk
------------------
     As of September 30, 1999, the discussion of the U. S. Steel Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1998 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of September 30, 1999, the U. S. Steel Group had no material exposure to foreign currency exchange rate risk.

Equity Price Risk
-----------------
     USX was subject to equity price risk resulting from its issuance in December 1996 of $117 million of 6 3/4% Exchangeable Notes due February 1, 2000 ("indexed debt"). However, on March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under the indexed debt. Under the terms of the indenture, the trustee will exchange the RTI shares for the notes at maturity. USX is no longer exposed to any negative risks associated with changes in the value of RTI common stock. For further discussion, see Note to the U.S. Steel Group Financial Statements.

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

                       U.S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                       -----------------------------------

                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
(Dollars in millions)                            1999    1998    1999     1998
--------------------------------------------------------------------------------
REVENUES                                        $1,334  $1,497  $3,849   $4,926

INCOME (LOSS) FROM OPERATIONS

 U. S. Steel Operations (a) (b)                  $(51)     $41  $(119)     $301
 Items not allocated to segment:
   Pension Credits (c)                            100       94    348       280
   Administrative Expenses                        (4)       (6)   (17)      (20)
  Cost related to former business activities (d) (21)      (24)   (65)      (77)
   Impairment of USX's investment in USS/Kobe
     and costs related to the formation of
     Republic (e)                                 (53)       -    (53)       -
   Loss on settlement of indexed debt with
     RTI International Metals, Inc. Stock           -        -    (22)       -
                                                  ----    ----    ----     ----
Total U. S. Steel Group                            (29)    105      72      484

PENSION COSTS INCLUDED IN U. S. STEEL OPERATIONS   $54     $44    $162     $133

CAPITAL EXPENDITURES                               $68     $92    $221     $228

OPERATING STATISTICS

 Average steel price per ton                      $405    $466    $421     $473
 Steel Shipments (f)                             2,835   2,554   7,764    8,344
 Raw Steel-Production (f)                        3,061   2,729   8,901    8,774
 Raw Steel-Capability Utilization (g)            94.9%   84.6%   93.0%    91.6%
 Total iron ore shipments (f)                    4,706   4,555  10,892   11,327
----------

      (a) Results in the third quarter of 1999 included a $7 million charge for legal accruals. Results in the first nine months of 1999 included a $10 million charge, which was recorded in first quarter 1999, for environmental accruals. Results in first nine months of 1998 included approximately $30 million (net of related charges and reserves) for the settlement of litigation against company's property insurers to recover losses related to a 1995 explosion at the Gary Works No. 8 blast furnace.
      (b) Includes the production and sale of steel products; coke and taconite pellets; domestic coal mining; the management of mineral resources; engineering and consulting services; and equity income from joint ventures and partially owned companies, such as USS-POSCO Industries, PRO-TEC Coating Company, Transtar Inc., Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o., Lorain Tubular Company LLC, Republic Technologies International LLC, and until March 31, 1999, RTI International Metals, Inc. (formerly RMI Titanium Company). Also includes results of real estate development and management, and leasing and financing activities.
      (c) Results in the first nine months included $35 million for a pension settlement adjustment, which was recorded in second quarter 1999, primarily related to the early retirement program.
      (d) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group.
      (e)  For additional information on the impairment, see Note 3 to the U.
      S. Steel Group Financial Statements.
      (f)  Thousands of net tons.
      (g) Based on annual raw steel production capability of 12.8 million tons.

Part II - Other Information
----------------------------

     Item 1. LEGAL PROCEEDINGS

          U. S. Steel Group

               Inland Steel Patent Litigation

               In July 1991, Inland Steel Company ("Inland") filed an action against USX and another domestic steel producer in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants had infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $50 million and an injunction against future infringement. USX in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, a jury found USX to have infringed the patents. The District Court has yet to rule on the validity of the patents. In July 1993, the U. S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of USX and the other steel producer. A further request was submitted by USX to the Patent Office in October 1993, presenting additional questions as to patentability which was granted and consolidated for consideration with the original request. In 1994, the Patent Office issued a decision rejecting all claims of the Inland patents. On September 21, 1999, the Patent Office Board of Appeals affirmed the decision of the Patent Office.
          If Inland wishes to pursue this matter, it must now seek reconsideration of the decision or appeal to the courts.

               Mon Valley Works/Edgar Thomson Plant

               In October 1999, USX agreed to a consent decree addressing issues raised in a Notice of Violation ("NOV") issued by the U. S. EPA in January 1997. The NOV alleged air quality violations at U. S. Steel's Edgar Thomson Plant, which is part of Mon Valley Works. The consent decree addressed various operational requirements which U. S. EPA believes necessary or desirable to comply with the statute. In the consent decree, USX agreed to pay a civil penalty of $550,000 and to implement five supplemental environmental projects worth $1.6 million.

               Storage Tank Permits

               In October 1999, USX entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection under the Pennsylvania Storage Tank and Spill Prevention Act. The consent decree relates to failure to obtain all necessary permits with respect to the installation of three storage tanks at the Clairton Coke Works and the Irvin Plant at the Mon Valley Works. The consent decree requires USX to obtain the necessary permits and assesses a fine of $115,000.

               Gary Benzene

               In February 1997, the U. S. EPA issued a Finding of Violation alleging improper sampling of benzene waste streams at the Gary Coke plant and demanding a cash payment of approximately $4 million. The company is negotiating with the agency to settle the action.

     Marathon Group

          Reference is made to the Form 10-Q for the quarter ending June 30, 1999 for discussions concerning the Posted Price Litigation, multi-media inspection and other environmental cases.

Item 2.  Changes in Securities and Use of Proceeds

          (a) On September 28, 1999, the Board of Directors of USX Corporation (the "Company") approved the extension of the benefits afforded by the Company's previous rights plan by adopting a new stockholder rights plan. The new plan, like the previous plan, is intended to deter coercive or partial offers which will not provide fair value to all stockholders and enhance the Board's ability to represent all stockholders and thereby maximize stockholder values.

               Pursuant to the new Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, (i), one USX-U. S. Steel Group Right (a "Steel Right") was issued for each outstanding share of USX-U. S. Steel Group Common Stock ("Steel Stock") and (ii) one USX-Marathon Group Right (a "Marathon Right" and, together with the Steel Rights, the "Rights") was issued for each share of USX-Marathon Group Common Stock ("Marathon Stock" and, together with the Steel Stock, the "Voting Stock") to stockholders of record at the close of business on October 9, 1999, the day the previous rights expired. Each of the new Rights entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Preferred Stock, without par value, of the Company, at a price of $110 per one one-hundredth of a share, subject to adjustment. The Rights generally will not become exercisable unless and until, among other things, any person acquires 15% or more of the voting power of the outstanding Voting Stock. Like the existing plan, the new rights plan contains a "qualifying offer" feature that exempts fully financed all-cash tender offers for all outstanding Voting Stock that satisfy certain defined conditions. The new Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed or extended, on October 9, 2009.

          (c)On September 28, 1999, the registrant issued 67,133 shares of USX-Marathon Group Common Stock in connection with the purchase of certain oil and gas properties from two companies. The value of the shares and the properties received in exchange was approximately $2.1 million. The shares were not registered under the Securities Act of 1933. Exemption from the registration provisions is based on Section 4(2) of the Act, as a transaction not involving a public offering.

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

                                                       (In millions)
                                             -------------------------------
                                                Third Quarter    Nine Months
                                                    Ended           Ended
                                                 September 30    September 30
                                                 1999    1998    1999     1998
                                                 ----    ----    ----     ----
INCOME DATA:
Revenues                                        $6,483  $5,593 $16,805  $16,619
Income from operations                             566     225   1,389    1,093
Net income                                         221      45     475      366

                                                         (In millions)
                                                    -----------------------
                                                   September 30 December 31
                                                       1999         1998
                                                       ----         ----
BALANCE SHEET DATA:
Assets:
Current assets                                        $5,696        $4,742
Noncurrent assets                                     11,318        11,420
                                                      ------        ------
Total assets                                         $17,014       $16,162
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $2,848        $2,543
Noncurrent liabilities                                 9,315         9,428
Preferred stock of subsidiary                             10            17
Minority interest in consolidated subsidiary           1,773         1,590
Stockholder's equity                                   3,068         2,584
                                                     -------       -------
Total liabilities and stockholder's equity           $17,014       $16,162
                                                     =======       =======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

               4. Rights Agreement, dated      Incorporated by reference
                  as of September 28, 1999,    to Exhibit 4 to USX's
                  between USX Corporation and  Form 8-K filed on
                  ChaseMellon.Shareholder      September 28, 1999.
                  Services, L.L.C.,            (File No. 1-5153).
                  as Rights Agent

              10  Form of Severance Agreements
                  between the Corporation and
                  various officers.

             12.1 Computation of Ratio of Earnings to
                  Combined Fixed Charges and Preferred
                  Stock Dividends

             12.2 Computation of Ratio of Earnings to Fixed Charges

               27.  Financial Data Schedule


   (b) REPORTS ON FORM 8-K

              Form 8-K dated September 28, 1999, reporting under Item 5. Other Events, the adoption of a new stockholder's rights plan.

              Form 8-K dated October 13, 1999, reporting under Item 5. Other Events, the retirement of Victor G. Beghini, president of Marathon Oil Company on October 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

      USX CORPORATION


      By /s/ Kenneth L. Matheny
         Kenneth L. Matheny
          Vice President &
            Comptroller


November 10, 1999