Form 10-K
period 1999-12-31
USX CORP
filed 2000-03-13
CIK 101778

                                    FORM 10-K                               1999

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                        OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM            TO
                                                    ------------  -----------

                          COMMISSION FILE NUMBER 1-5153

                                 USX CORPORATION
             (Exact name of registrant as specified in its charter)
        DELAWARE                                         25-0996816
(State of Incorporation)                    (I.R.S. Employer Identification No.)
                     600 GRANT STREET, PITTSBURGH, PA 15219-4776
                       (Address of principal executive offices)
                             TEL. NO. (412) 433-1121
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:*

========================================================================================================================
                               TITLE OF EACH CLASS
------------------------------------------------------------------------------------------------------------------------
   USX-MARATHON GROUP                                      6-3/4% EXCHANGEABLE NOTES DUE 2000**
        COMMON STOCK, PAR VALUE $1.00                      8-3/4% CUMULATIVE MONTHLY INCOME PREFERRED SHARES,
   USX-U. S. STEEL GROUP                                        SERIES A (LIQUIDATION PREFERENCE $25 PER SHARE)***(a)
        COMMON STOCK, PAR  VALUE $1.00                     6.75% CONVERTIBLE QUARTERLY INCOME PREFERRED
   6.50% CUMULATIVE CONVERTIBLE PREFERRED                       SECURITIES (INITIAL LIQUIDATION AMOUNT $50 PER
        (LIQUIDATION PREFERENCE $50.00 PER SHARE)               SECURITY)****(a)
                                                           7% GUARANTEED NOTES DUE 2002 OF MARATHON OIL
                                                              COMPANY (a)
========================================================================================================================

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR AT LEAST THE PAST 90 DAYS. YES  X    NO
                                               -----    -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (Section 229.405 of THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES AS OF JANUARY 31, 2000: $10 BILLION. THE AMOUNT SHOWN IS BASED ON THE CLOSING PRICES OF THE REGISTRANT'S COMMON STOCKS ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON THAT DATE. SHARES OF COMMON STOCK HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT ARE NOT INCLUDED IN THE COMPUTATION. HOWEVER, THE REGISTRANT HAS MADE NO DETERMINATION THAT SUCH INDIVIDUALS ARE "AFFILIATES" WITHIN THE MEANING OF RULE 405 UNDER THE SECURITIES ACT OF 1933.

THERE WERE 311,767,181 SHARES OF USX-MARATHON GROUP COMMON STOCK AND 88,398,114 SHARES OF USX-U. S. STEEL GROUP COMMON STOCK OUTSTANDING AS OF JANUARY 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE:
     PROXY STATEMENT DATED MARCH 13, 2000 IS INCORPORATED IN PART III. PROXY STATEMENT DATED MARCH 9, 1998 IS INCORPORATED IN PART IV.

------------
     * THESE SECURITIES ARE LISTED ON THE NEW YORK STOCK EXCHANGE. IN ADDITION, THE COMMON STOCKS ARE LISTED ON THE CHICAGO STOCK EXCHANGE AND THE PACIFIC EXCHANGE.
    ** THESE NOTES WERE EXCHANGED ON FEBRUARY 1, 2000 FOR SHARES OF COMMON STOCK OF RTI INTERNATIONAL METALS, INC.
   ***  ISSUED BY USX CAPITAL LLC.
  ****  ISSUED BY USX CAPITAL TRUST I.
   (a) OBLIGATIONS OF MARATHON OIL COMPANY, USX CAPITAL LLC AND USX CAPITAL TRUST I, ALL WHOLLY OWNED SUBSIDIARIES OF THE REGISTRANT, HAVE BEEN GUARANTEED BY THE REGISTRANT.


                                     INDEX
PART I
                NOTE ON PRESENTATION...........................................................        2

    Item 1.     BUSINESS
                      USX CORPORATION..........................................................        3
                      MARATHON GROUP...........................................................        5
                      U. S. STEEL GROUP........................................................       27
    Item 2.     PROPERTIES ....................................................................       37
    Item 3.     LEGAL PROCEEDINGS
                      MARATHON GROUP...........................................................       37
                      U. S. STEEL GROUP........................................................       40
    Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................       45

PART II
    Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS......................................................       46
    Item 6.     SELECTED FINANCIAL DATA
                      USX CONSOLIDATED.........................................................       48
                      MARATHON GROUP...........................................................       50
                      U. S. STEEL GROUP........................................................       51
    Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                      USX CONSOLIDATED.........................................................     U-39
                      MARATHON GROUP...........................................................     M-25
                      U. S. STEEL GROUP........................................................     S-25
    Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      USX CONSOLIDATED.........................................................     U-60
                      MARATHON GROUP...........................................................     M-37
                      U. S. STEEL GROUP........................................................     S-38
    Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      USX CONSOLIDATED.........................................................      U-1
                      MARATHON GROUP...........................................................      M-1
                      U. S. STEEL GROUP........................................................      S-1
    Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE......................................       52

PART III
    Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................       53
    Item 11.    MANAGEMENT REMUNERATION........................................................       54
    Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT..............................................................       54
    Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................       54

PART IV
    Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K.................................................................       55

SIGNATURES.....................................................................................       58

GLOSSARY OF CERTAIN DEFINED TERMS..............................................................       59

SUPPLEMENTARY DATA

    SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY...................................       61
    DISCLOSURES ABOUT FORWARD-LOOKING STATEMENTS...............................................       62


NOTE ON PRESENTATION

       USX Corporation ("USX" or the "Corporation") is a diversified company principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. USX has two classes of common stock, USX - Marathon Group Common Stock ("Marathon Stock") and USX
- U. S. Steel Group Common Stock ("Steel Stock"). Each class of Common Stock is intended to provide stockholders of that class with a separate security reflecting the performance of the related group.

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

       For consolidated financial reporting purposes, USX consists of the Marathon Group and the U. S. Steel Group. The attribution of assets, liabilities (including contingent liabilities) and stockholders' equity between the Marathon Group and the U. S. Steel Group for the purpose of preparing their respective financial statements does not affect legal title to such assets and responsibility for such liabilities. Holders of Marathon Stock and Steel Stock are holders of common stock of USX and continue to be subject to all of the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from either of the Groups that affect the overall cost of USX's capital could affect the results of operations and financial condition of both groups. In addition, net losses of any Group, as well as dividends and distributions on any class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of USX common stock. Accordingly the USX consolidated financial information should be read in connection with the Marathon Group and the U. S. Steel Group financial information.

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

       For a Glossary of Certain Defined Terms used in this document, see page 59.

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

GROUPS

         For consolidated reporting purposes, USX consists of the Marathon Group and the U. S. Steel Group. Effective October 31, 1997, USX sold Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group. See "Financial Statements and Supplementary Data - Notes to USX Consolidated Financial Statements - 5. Discontinued Operations" on page U-11. The businesses of the Marathon Group and the U. S. Steel Group, are as follows:

          - The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX, which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum LLC ("MAP"), owned 62 percent by Marathon; and other energy related businesses. Marathon Group revenues as a percentage of total USX consolidated revenues were 82 percent in 1999, 78 percent in 1998 and 69 percent in 1997.

          - The U. S. Steel Group includes U. S. Steel, which is engaged in the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries, PRO-TEC Coating Company, Transtar, Inc., Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o., and Republic Technologies International, LLC. U. S. Steel Group revenues as a percentage of total USX consolidated revenues were 18 percent in 1999, 22 percent in 1998 and 31 percent in 1997.

         A three-year summary of financial highlights for the groups is provided below.

                                                         INCOME                        ASSETS
                                                          FROM            NET            AT              CAPITAL
                                  REVENUES(a)(b)    OPERATIONS(b)(c)    INCOME        YEAR-END        EXPENDITURES
                                  -------------     ----------------    ------        --------       -------------
          (MILLIONS)
         Marathon Group
           1999                    $  24,327        $   1,713       $     654      $    15,705          $  1,378
           1998                       21,977              938             310           14,544             1,270
           1997                       15,846              932             456           10,565             1,038

         U. S. Steel Group
           1999                        5,314              150              44            7,525               287
           1998                        6,283              579             364            6,749               310
           1997                        6,941              773             452            6,694               261

           Adjustments for
           Discontinued
           Operations and
           Eliminations (d)
           1999                         (58)                -               -            (268)                 -
           1998                         (23)                -               -            (160)                 -
           1997                        (107)                -              80               25                74

           Total USX Corporation
           1999                    $  29,583        $   1,863       $     698      $    22,962          $  1,665
           1998                       28,237            1,517             674           21,133             1,580
           1997                       22,680            1,705             988           17,284             1,373

----------------
(a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets and other income.
(b) Excludes amounts for the companies comprising the Delhi Group of USX (sold in 1997; see footnote (d) below), which have been classified as discontinued operations.
(c) Includes the following favorable (unfavorable) amounts: adjustments to the inventory market valuation reserve for the Marathon Group of $551 million, ($267) million, and ($284) million in 1999, 1998, and 1997, respectively; and gain on ownership change in MAP of $17 million in 1999 and $245 million in 1998.
(d) Effective October 31, 1997, USX sold Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group.

         For additional financial information about the Groups, see "Financial Statements and Supplementary Data - Notes to USX Consolidated Financial Statements - 9. Group and Segment Information" on page U-13.

         The total number of active USX Headquarters employees not assigned to a specific group at year-end 1999 was 234.

         A narrative description of the primary businesses of the Marathon Group and the U. S. Steel Group is provided below.

MARATHON  GROUP

         The Marathon Group is comprised of Marathon Oil Company and certain other subsidiaries of USX which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum LLC ("MAP"), owned 62 percent by Marathon Oil Company; and other energy related businesses. Marathon Group revenues as a percentage of total USX consolidated revenues were 82 percent in 1999, 78 percent in 1998 and 69 percent in 1997.

         The following table summarizes Marathon Group revenues for each of the last three years:


         REVENUES (a)
         (MILLIONS)                                                 1999         1998          1997
                                                                    ----         ----          ----
         Sales by product:

           Refined products...................................   $  10,873    $   8,750     $  7,012
           Merchandise........................................       2,088        1,873        1,045
           Liquid hydrocarbons................................       2,159        1,818          941
           Natural gas........................................       1,381        1,144        1,331
           Transportation and other products..................         199          271          167
         Gain on ownership change in MAP (b)..................          17          245           -
         Other (c)............................................          98          104           86
                                                                 ---------    ---------     --------
         Subtotal.............................................      16,815       14,205       10,582
         Excise taxes (d) (f).................................       3,973        3,824        2,828
         Matching buy/sell transactions (e) (f)...............       3,539        3,948        2,436
                                                                 ---------    ---------     --------
              Total revenues..................................   $  24,327    $  21,977     $ 15,846
                                                                 =========    =========     ========

-------------------------------------------------------------------------------
(a)  Amounts in 1999 and 1998 include 100 percent of MAP.
(b) See Note 5 to the Marathon Group Financial Statements for a discussion of the gain on ownership change in MAP.
(c) Includes dividend and affiliate income, net gains on disposal of assets and other income.
(d)  Consumer excise taxes on petroleum products and merchandise.
(e) Matching crude oil and refined products buy/sell transactions settled in cash.
(f) Included in both revenues and costs and expenses, resulting in no effect on income.

         For additional financial information about USX's operating segments, see "Financial Statements and Supplementary Data - Notes to USX Consolidated Financial Statements - 9., Group and Segment Information" on page U-13.


EXPLORATION AND PRODUCTION

OIL AND NATURAL GAS EXPLORATION AND DEVELOPMENT

         Marathon is currently conducting exploration and development activities in 14 countries. Principal exploration activities are in the United States, the United Kingdom, Angola, Canada, Congo, Denmark, Ireland, the Netherlands and Tunisia. Principal development activities are in the United States, the United Kingdom, Canada, Gabon, Ireland, the Netherlands and Russia. Marathon is also pursuing opportunities in Western Africa, South America and the Middle East.

         During 1999, exploration activities resulted in discoveries in the United States, Ireland and the Netherlands.

         The following table sets forth, by geographic area, the number of net productive and dry development and exploratory wells completed in each of the last three years (references to "net" wells or production indicate Marathon's ownership interest or share as the context requires):


NET PRODUCTIVE AND DRY WELLS COMPLETED (a)
                                                  1999             1998              1997
                                                  ----             ----              ----
United States
    Development (b)  - Oil                         11                28               44
                     - Gas                         54                58               76
                     - Dry                          1                 2                3
                                                   --                --               --
                     Total                         66                88              123

    Exploratory      - Oil                          5                 7                4
                     - Gas                          9                 5               13
                     - Dry                         13                 8               10
                                                  ---                --              ---
                     Total                         27                20               27
                                                  ---               ---              ---

                     Total United States           93               108              150

International (c)
    Development (b)  - Oil                         42                 7                5
                     - Gas                         55                 7                1
                     - Dry                         11                 2               -
                                                  ---                --              ---
                     Total                        108                16                6

    Exploratory      - Oil                          2                 5                4
                     - Gas                         14                 4               -
                     - Dry                         16                15                5
                                                  ---               ---               --
                     Total                         32                24                9
                                                  ---               ---               --

                     Total International          140                40               15
                                                  ---               ---              ---

                     Total Worldwide              233               148              165
                                                  ===               ===              ===

-------------------------------------------------------------------------------
(a) Includes the number of wells completed during the year regardless of the year in which drilling was initiated. A dry well is a well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion. A productive well is a well that is not a dry well.

(b)  Indicates wells drilled in the proved area of an oil or gas reservoir.

(c) Includes Marathon's equity interest in CLAM Petroleum B.V. ("CLAM") and Sakhalin Energy Investment Company Ltd. ("Sakhalin Energy").

UNITED STATES

         In the United States during 1999, Marathon drilled 40 gross (29 net) wildcat and delineation ("exploratory") wells of which 22 gross (15 net) wells encountered hydrocarbons. Of these 22 wells, 2 gross (2 net) wells were temporarily suspended, and will be reported in the Net Productive and Dry Wells Completed table when completed. Principal domestic exploratory and development activities were in the U.S. Gulf of Mexico and the states of Alaska, New Mexico, Oklahoma and Texas.

         Exploration expenditures during the three-year period ended December 31, 1999, totaled $528 million in the United States, of which $141 million was incurred in 1999. Development expenditures during the three-year period ended December 31, 1999, totaled $1,113 million in the United States, of which $205 million was incurred in 1999.

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

         On August 12, 1999, Marathon announced a deepwater natural gas discovery on the Camden Hills prospect, located in the deepwater Gulf on Mississippi Canyon Block 348. The well was drilled to a depth of 15,080 feet and encountered over 200 feet of gas pay. In February 2000, Marathon confirmed the discovery with an appraisal well. Current plans are focusing on project development options. Marathon is the operator and has a 50.03 percent working interest in this block.

         Progress continues on the Viosca Knoll Block 786 ("Petronius") development in the deepwater Gulf. In 1999, efforts focused on rebuilding the lost platform deck module, which was dropped during installation in 1998. Third party insurance has covered substantially all rebuilding costs associated with this incident. The platform module is scheduled to be completed in the first quarter of 2000 and offshore installation should occur in the second quarter of 2000. The Petronius project is estimated to have proved reserves of 57 million gross barrels of oil equivalent ("BOE"). The previous estimate of 95 million gross recoverable BOE included reserves attributable to a pressure maintenance program. Reserves resulting from the Petronius pressure maintenance program will be considered proved only when such project is in operation and shows successful results. Following commencement of production and the implementation of the pressure maintenance program, both scheduled for third quarter 2000, Petronius proved reserves will be reassessed. Marathon holds a 50 percent working interest in this project.

         In 2000, Marathon plans to drill eight deepwater exploratory wells. To support the drilling of deepwater prospects, Marathon, along with two other parties, began a five-year commitment in 1999 on the Noble Amos Runner, a drilling rig capable of drilling in water depths up to 6,600 feet. Additionally, by the second quarter of 2000, Marathon expects to take receipt of the recently completed Transocean-Sedco-Forex Cajun Express, capable of drilling in water up to 8,500 feet. Marathon has a three-year commitment to utilize this rig.

         ALASKA - To offset the impact of limited rig availability and relatively high day rates in the Cook Inlet area, Marathon has contracted the fabrication of a new onshore drilling rig. The Glacier drilling rig is expected to be in service by the second quarter of 2000 and will support Marathon's increased development and exploration activities in Alaska. With the completion of the Cook Inlet Region Incorporation (CIRI) Exploration Agreement, Marathon gained access to over 600 miles of 2-D seismic and acquired approximately 14 thousand leasehold acres. This acreage includes five active prospects and two recent Marathon gas discoveries at Wolf Lake and Sterling Deep.

         NEW MEXICO - Marathon's New Mexico gas production is at a record high due to successful development activity in the Indian Basin field. In 2000, 15 additional development wells are planned for this field. Marathon's Indian Basin gas plant is presently operating at maximum capacity following a 1999 expansion.

         OKLAHOMA - A 1998 Marathon exploration gas discovery in the Granite Wash formation resulted in significant development drilling in 1999. Marathon's current production from five wells in this area is 14 net million cubic feet per day ("mmcfd"). In 2000, 15 development wells are planned in the Granite Wash formation. In addition, the Carter Knox field net gas rate increased by 45 percent in 1999. With a strategic 2000 acquisition, the net rate for this field now exceeds 60 gross mmcfd. In 2000, 15 development wells are planned for the Carter Knox field.

         TEXAS - In East Texas, Marathon continued an active gas reserves development program in the Austin Chalk trend. This play utilizes horizontal drilling to significantly enhance the per-well rates and reserve recoveries in the fractured Austin Chalk.

INTERNATIONAL

         Outside the United States during 1999, Marathon drilled 71 gross (49 net) exploratory wells in 5 countries. Of these 71 wells, 47 gross (33 net) wells encountered hydrocarbons, of which 38 gross (26 net) wells were temporarily suspended and will be reported in the Net Productive and Dry Wells Completed table when completed.

         Marathon's expenditures for international oil and natural gas exploration activities, including Marathon's 50 percent equity interest in CLAM and 37.5 percent equity interest in Sakhalin Energy, during the three-year period ended December 31, 1999, totaled $342 million, of which $118 million was incurred in 1999. Marathon's international development expenditures, including CLAM and Sakhalin Energy, during the three-year period ended December 31, 1999, totaled $714 million, of which $235 million was incurred in 1999.

         The following is a summary of recent, significant exploration and development activity outside the United States, including discussion, as deemed appropriate, of completed wells, drilling wells and wells under evaluation.

         UNITED KINGDOM - Marathon is continuing its development of the Brae area in the U.K. North Sea where it is the operator and owns a 41.6 percent revenue interest in the South, Central and North Brae fields, a 38.5 percent revenue interest in the East Brae field and a 28.1 percent revenue interest in the West Brae/Sedgwick joint development project. Marathon has interests in 30 blocks in the U.K. North Sea and other offshore areas.

         Three exploration wells were drilled offshore the U.K. in 1999, one was dry, one was a non-commercial discovery and the third is being evaluated further. Two exploration wells are planned for U.K. acreage in 2000.

         ANGOLA - In May 1999, Marathon was awarded an interest in Blocks 31 and 32 offshore Angola. The blocks, which are located approximately 90 miles northwest of Luanda in water depths between 5,400 and 9,200 feet, are adjacent to Blocks 15 and 17 where major discoveries by others have been made. Marathon holds a 10 percent working interest in these blocks, which are operated by co-venturers. In December 1999, a 3-D seismic program started on Block 31. A seismic program for Block 32 is presently planned for 2000.

         CANADA - In May 1999, Marathon Canada Limited ("MCL") was awarded three exploration licenses offshore Nova Scotia. Marathon has a 30, 33.75 and 37.5 percent interest in Exploration Licenses ("EL") 2377, 2384 and 2376, respectively and will be the operator of EL 2377. In 2000, 3-D seismic data for EL 2377 and 2376 will be acquired and evaluated.

         In its first full year of operations, MCL completed an aggressive exploration and development program in the onshore western Canada region. The 1999 program resulted in net reserve additions of 27 million BOE. In 2000, MCL plans to continue the exploitation of this region with a significant drilling program.

         CONGO - In February 2000, Marathon acquired a 15 percent equity interest in the Mer Profonde Nord Permit, which is operated by a co-venturer. This permit is located approximately 30 miles offshore Republic of Congo in water depths between 500 and 7,000 feet. In 2000, one exploratory well is planned in this permit.

         DENMARK - In June 1998, Marathon acquired one block in Denmark, a new operating country for Marathon. The geological and field development knowledge obtained from the Brae/Sedgwick area of the United Kingdom led to the identification of the areas awarded to Marathon. A 3-D seismic program was completed in 1999 and the data will be evaluated in 2000.

         GABON - In September 1999, oil production commenced from the Tchatamba South field in the Kowe Permit, located 20 miles offshore Gabon. Field reserves are estimated to be approximately 30 million gross BOE. Marathon is the operator of this field. Its working interest was proportionately reduced from 75 percent to 56.25 percent in 1999 after the Gabonese government exercised its right to obtain a 25 percent interest in the field.

         The Tchatamba West discovery was drilled in early 1998, 4.5 miles northwest of the Tchatamba Marin production facilities. This field has estimated reserves of seven million gross BOE, and is being developed as a one-well development tied back to the Tchatamba Marin facility. Production is expected from this field in the fourth quarter of 2000.

         In June 1998, Marathon and its partner announced an oil discovery on the East Orovinyare prospect, four miles offshore Gabon. The East Orovinyare
No. 1 wildcat well was drilled in the Kowe Permit in 65 feet of water and encountered an oil column in excess of 400 feet. The first appraisal well, East Orovinyare No. 2, was drilled in 1998 and tested a combined daily flow rate of 2,460 barrels of 35-degree API gravity of oil. In 1999, a second appraisal well was drilled, which did not encounter hydrocarbons and reduced the potential size of the reservoir. Studies are currently underway to determine if an economic scenario exists for development of this field.

         Marathon is the operator and holds a 75 percent working interest in the Tchatamba West and East Orovinyare fields. Under the terms of the Kowe Permit, the Gabonese government has the right to obtain a maximum 25 percent working interest in any development, which would proportionately reduce Marathon's interest.

         During early 1999, an exploratory well was drilled in the deepwater Akoumba Marin Permit, which did not encounter hydrocarbons. In June 1999, Marathon relinquished the permit and its 100 percent working interest in this concession.

         In 1998, Marathon acquired a 50 percent working interest in the Inguessi Permit, which is adjacent to the Kowe Permit. During 1999, Marathon acquired 139 square miles of 3-D seismic data. This data will be used to evaluate this permit for future exploration opportunities. Under the terms of the Inguessi Permit, the Gabonese government has the right to obtain a maximum 10 percent working interest in any development, which would proportionately reduce Marathon's interest.

         IRELAND - In October 1999, gas production commenced from the Southwest Kinsale field, located in the Irish Celtic Sea approximately 30 miles south of Cork. Field reserves are estimated to contain approximately 36 billion cubic feet ("bcf") of recoverable gas. Marathon has a 100 percent working interest in this field.

         In August 1999, Marathon announced that a successful appraisal well was drilled in the Corrib gas field in Slyne Trough License PL 2/93, located 40 miles off the west coast of Ireland. The well, which was drilled in 1,103 feet of water to a total depth of 12,274 feet, achieved test rates up to 64 gross mmcfd of gas. Another appraisal well is planned for the Corrib field in 2000, which will likely be followed by a field development plan. Marathon owns an 18.5 percent working interest in this field. Also in 1999, Marathon drilled an unsuccessful exploratory well in Slyne Trough License PL 3/94.

         NETHERLANDS - In 1999, Marathon, through its 50 percent equity interest in CLAM, participated in two exploratory wells and one development well in the Dutch sector of the North Sea. In August 1999, CLAM announced a second gas discovery on the Q4 Block in the Dutch sector of the North Sea. The well tested at 26 to 28 gross mmcfd of gas in two separate zones. Marathon holds a 9.9 percent equity interest in this block.

         In 1998, CLAM was awarded two blocks in the Danish sector of the North Sea. In 1999, 3-D seismic surveys were acquired and two exploration wells are presently planned for 2000.

         Independent from its interest in CLAM, in January 1999, Marathon was awarded the A-15 block in the Netherlands North Sea. Marathon holds a 40 percent working interest in this block, which is operated by a co-venturer. An exploration well was drilled in 1999, which tested at 20 gross mmcfd of gas. A 3-D seismic program is presently planned for 2000.

         RUSSIA - Marathon holds a 37.5 percent interest in Sakhalin Energy, an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the Piltun-Astokhskoye ("P-A") oil field and the Lunskoye gas-condensate field, which are located 8-12 miles offshore Sakhalin Island in the Russian Far East Region. The Russian State Reserves Committee has approved estimated combined reserves for the P-A and Lunskoye fields of 1 billion gross barrels of liquid hydrocarbons and 14 trillion cubic feet of natural gas.

         In July 1999, oil production commmenced from the P-A field and the first lifting occurred on September 20, 1999. In late September, production was shut-in following a failure of the mooring system and resumed only for brief periods during October and November before operations ceased for the winter in early December. A re-designed mooring system is expected to be installed in the second quarter of 2000 and production is expected to resume in June 2000, the beginning of the ice-free season. In 2000, gross production is expected to average 36,000 gross barrels per day ("bpd") (on an annualized basis). Marathon's equity share of reserves from primary production in the Astokh Feature is 80 million barrels of oil.

         Further development of the P-A field continues, including plans to drill two appraisal and eight development wells in 2000 and to commence waterflood activity for the Astokh Feature. With respect to the Lunskoye field, appraisal work and efforts to secure long term gas sales markets continue. Commencement of gas production from the Lunskoye field, which will be contingent upon the conclusion of a gas sales contract, is anticipated to occur in 2006 or later.

         At December 31, 1999, Marathon's net investment in the Sakhalin II project was approximately $400 million.

         TUNISIA - Marathon's 60 percent working interest in the South Jenein Permit in southern Tunisia was formally ratified by the government in 1996. In 2000, one exploratory well is planned for the South Jenein Permit.

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

RESERVES

         At December 31, 1999, the Marathon Group's net proved liquid hydrocarbon and natural gas reserves, including equity affiliate interests, totaled approximately 1.5 billion barrels on a BOE basis, of which 57 percent were located in the United States. (Natural gas reserves are converted to barrels of oil equivalent using a conversion factor of six thousand cubic feet ("mcf") of natural gas to one barrel of oil.) On a BOE basis, Marathon replaced 46 percent of its 1999 worldwide oil and gas production. Including dispositions, Marathon replaced 23 percent of worldwide oil and gas production.

         The table below sets forth estimated quantities of net proved oil and gas reserves at the end of each of the last three years.

ESTIMATED QUANTITIES OF NET PROVED OIL AND GAS RESERVES AT DECEMBER 31


                                                 DEVELOPED                   DEVELOPED & UNDEVELOPED
                                        --------------------------         -------------------------
                                        1999       1998       1997         1999       1998      1997
                                        ----       ----       ----         ----       ----      ----
(MILLIONS OF BARRELS)
Liquid Hydrocarbons
     United States..................     476        489        486           520       549 (d)    590 (d)
     Europe.........................      90        119        161            90       122        161
     Other International (c)........      72         67         12           187       194         26
                                        ----       ----       ----         -----      ----       ----
         Total Consolidated.........     638        675        659           797       865        777
     Equity affiliates (a)..........      69          -          -            77        80         82
                                        ----       ----       ----         -----      ----       ----
WORLDWIDE...........................     707        675        659           874       945        859
                                        ====       ====       ====         =====      ====       ====
Developed reserves as % of
     total net proved reserves......   80.9%      71.4% (d)  76.7% (d)

(BILLIONS OF CUBIC FEET)
Natural Gas
     United States..................   1,550      1,678      1,702         2,057     2,163 (d)  2,232 (d)
     Europe.........................     741        909      1,024           774       966      1,048
     Other International (c)........     497        534         19           833       830         23
                                      ------     ------     ------       -------    ------     ------
         Total Consolidated.........   2,788      3,121      2,745         3,664     3,959      3,303
     Equity affiliate (b)...........      65         76         78           123       110        111
                                      ------     ------     ------       -------    ------     ------
WORLDWIDE...........................   2,853      3,197      2,823         3,787     4,069      3,414
                                      ======     ======     ======       =======    ======     ======
Developed reserves as % of
     total net proved reserves......   75.3%      78.6% (d)  82.7% (d)

(MILLIONS OF BARRELS)
Total BOEs
     United States..................     734        769        770           863       910 (d)    962 (d)
     Europe.........................     213        270        332           219       282        336
     Other International (c)........     155        156         15           326       332         30
                                      ------     ------     ------       -------    ------     ------
         Total Consolidated.........   1,102      1,195      1,117         1,408     1,524      1,328
     Equity affiliates (a)..........      80         13         13            98        98        100
                                      ------     ------     ------       -------    ------     ------
WORLDWIDE...........................   1,182      1,208      1,130         1,506     1,622      1,428
                                      ======     ======     ======       =======    ======     ======
Developed reserves as % of
     total net proved reserves......   78.5%      74.5% (d)  79.1% (d)

-----------------------------------------------------------------------------------------------------

(a)   Represents Marathon's equity interests in CLAM and Sakhalin Energy.
(b)   Represents Marathon's equity interests in CLAM.
(c)   Includes Canada for 1999 and 1998.
(d) Revised to exclude reserves attributable to a pressure maintenance program for the Petronius field scheduled to commence in third quarter 2000.

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

         For additional details of estimated quantities of net proved oil and gas reserves at the end of each of the last three years, see "Consolidated Financial Statements and Supplementary Data - Supplementary Information on Oil and Gas Producing Activities - Estimated Quantities of Proved Oil and Gas Reserves" on page U-32. Reports have been filed with the U.S. Department of Energy ("DOE") for the years 1998 and 1997 disclosing the year-end estimated oil and gas reserves. A similar report will be filed for 1999. The year-end estimates reported to the DOE are the same as the estimates reported in the USX Consolidated Supplementary Data.

OIL AND GAS ACREAGE

         The following table sets forth, by geographic area, the developed and undeveloped oil and gas acreage held as of December 31, 1999:


GROSS AND NET ACREAGE
                                                                                          DEVELOPED &
                                        DEVELOPED                UNDEVELOPED              UNDEVELOPED
                                        ---------                -----------              -----------
                                      GROSS      NET          GROSS        NET          GROSS       NET
                                      -----      ---          -----        ---          -----       ---
     (THOUSANDS OF ACRES)
     United States...............    2,164       882         3,239       1,854          5,403      2,736
     Europe......................      340       283         2,575       1,141          2,915      1,424
     Other International.........    1,319       815         7,965       3,501          9,284      4,316
                                     -----      ----        ------       -----         ------      -----
       Total Consolidated........    3,823     1,980        13,779       6,496         17,602      8,476
     Equity affiliates (a).......      445        48           549         159            994        207
                                      ----       ---          ----        ----           ----       ----
       WORLDWIDE.................    4,268     2,028        14,328       6,655         18,596      8,683

--------------------------------------------------------------------------------------------------------

      (a)Represents Marathon's equity interests in CLAM and Sakhalin Energy.

OIL AND NATURAL GAS PRODUCTION

         The following tables set forth daily average net production of liquid hydrocarbons and natural gas for each of the last three years:


NET LIQUID HYDROCARBONS PRODUCTION (a)
(THOUSANDS OF BARRELS PER DAY)                                      1999            1998              1997
                                                                    ----            ----              ----
United States (b)...........................................         145             135               115
Europe (c)..................................................          31              42                41
Other International (c) (f).................................          31              19                 8
                                                                     ---             ---                --
     Total Consolidated.....................................         207             196               164
Equity affiliates (CLAM & Sakhalin Energy) (c)..............           1               -                 -
                                                                      --              --                --
WORLDWIDE...................................................         208             196               164
                                                                    ====            ====              ====

NET NATURAL GAS PRODUCTION (d)
(MILLIONS OF CUBIC FEET PER DAY)

United States (b)...........................................         755             744               722
Europe (e)..................................................         325             360               412
Other International (e) (f).................................         163              81                11
                                                                    ----             ---               ---
     Total Consolidated.....................................       1,243           1,185             1,145
Equity affiliate (CLAM) (e).................................          36              33                42
                                                                     ---             ---               ---
WORLDWIDE...................................................       1,279           1,218             1,187
                                                                   =====           =====             =====

----------------------------------------------------------------------------------------------------------

(a)   Includes crude oil, condensate and natural gas liquids.
(b) Amounts reflect production from leasehold and plant ownership, after royalties and interests of others.
(c) Amounts reflect equity tanker liftings, truck deliveries and direct deliveries of liquid hydrocarbons before royalties, if any; excluding Canada, Gabon and Sakhalin Energy where amounts are after royalties. The amounts correspond with the basis for fiscal settlements with governments. Crude oil purchases, if any, from host governments are not included.
(d) Amounts reflect sales of equity production, only. It excludes volumes purchased from third parties for resale of 16 mmcfd in 1999 and 23 and 32 mmcfd in 1998 and 1997, respectively.
(e) Amounts reflect production before royalties, excluding Canada where amounts are after royalties.
(f)   Includes Canada for 1999 and 1998.

         At year-end 1999, Marathon was producing crude oil and/or natural gas in eight countries, including the United States. Marathon's worldwide liquid hydrocarbon production, including Marathon's share of equity affiliates production, increased 12,000 bpd, or approximately 6 percent, from 1998. Marathon's 2000 worldwide liquid hydrocarbon production is expected to increase from 1999, to average approximately 210,000 bpd. Most of the increase is anticipated in the second half of the year. This primarily reflects projected new production from the start-up of Petronius in the Gulf of Mexico in the third quarter of 2000 and one full ice-free season of production from the P-A field in Russia, partially offset by natural production declines of mature fields. In 2001, worldwide liquid hydrocarbon production is expected to increase further to approximately 230,000 bpd.

         Marathon's 1999 worldwide sales of equity natural gas production, including Marathon's share of CLAM's production, remained consistent with 1998. In addition to sales of 525 net mmcfd of international equity natural gas production, Marathon sold 16 net mmcfd of natural gas acquired for injection and resale during 1999. In 2000 and 2001, Marathon's worldwide natural gas volumes are projected to be 1.3 billion cubic feet per day ("bcfd") and 1.4 bcfd, respectively.

         The above projections of 2000 and 2001 liquid hydrocarbon production and natural gas volumes are forward-looking statements. They are based on known discoveries and do not include any additions from potential or future acquisitions/dispositions or future wildcat drilling. They are also based on certain assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, drilling rig availability, reserve replacement rates and other geological, operating and economical considerations. If these assumptions prove to be incorrect, actual results could be materially different than present expectations.

UNITED STATES

         Approximately 70 percent of Marathon's 1999 worldwide liquid hydrocarbon production and equity affiliate liftings and 59 percent of worldwide natural gas production (including CLAM volumes) were from domestic operations. The principal domestic producing areas are located in the U.S. Gulf of Mexico and the states of Alaska, New Mexico, Oklahoma, Texas and Wyoming. Marathon's ongoing domestic growth strategy is to apply its technical expertise in fields with undeveloped potential, to dispose of interests in non-core properties with limited upside potential and high production costs, and to acquire significant working interests in properties with high development potential.

         Marathon continues to apply enhanced recovery and reservoir management programs and cost containment efforts to maximize liquid hydrocarbon recovery and profitability in mature fields such as the Yates field in Texas and the Oregon Basin field in Wyoming. Enhanced recovery efforts for the Yates field include an ongoing evaluation of thermal recovery techniques.

         GULF OF MEXICO - During 1999, Marathon's Gulf production averaged 74,500 net bpd of liquid hydrocarbons and 107 net mmcfd of natural gas, representing 52 percent and 14 percent of Marathon's total U.S. liquid hydrocarbon and natural gas production, respectively. Liquid hydrocarbon production increased by 19,800 net bpd and natural gas production increased by 23 net mmcfd from the prior year, mainly due to increased production from Troika, Arnold and Oyster, offset by declines from mature fields. At year-end 1999, Marathon held working interests in 14 fields and 31 platforms, 20 of which Marathon operates.

         In early 1999, the initial Troika subsea development project in the Green Canyon Block 244 field was completed. This field is located in the central deepwater Gulf and consists of five wells tied back to a co-venturer's platform. Production from this field averaged 31,100 net bpd and 47 net mmcfd, ranking it Marathon's top domestic field in 1999. Additional drilling and reserve development activities are planned for 2000.

         Ewing Bank 873 is also an important part of Marathon's deepwater infrastructure. Marathon is the operator and holds a 66.7 percent working interest. Production averaged 35,400 net bpd and 28 net mmcfd in 1999, compared with 32,100 net bpd and 24 net mmcfd in 1998, primarily due to increased production from Arnold and Oyster, two Marathon operated satellite fields that produce through the Ewing Bank platform. Ewing Bank ranked as Marathon's number two domestic field in 1999.

         In September 1999, production commenced from the Angus field, a three-well subsea development on Green Canyon Blocks 112 and 113. In January 2000, Marathon sold its 33.34 percent interest in the Angus development and will report a pre-tax gain of approximately $85 million in the first quarter of 2000. Marathon's worldwide liquid hydrocarbon production forecasts discussed previously exclude estimated 2000 and 2001 production from the Angus field.

         ALASKA -- Marathon's production from Alaska averaged 148 net mmcfd of natural gas in 1999, compared with 144 net mmcfd in 1998. Marathon's primary focus in Alaska is the expansion of its natural gas business through exploration, exploitation, development and marketing.

         NEW MEXICO -- Production in New Mexico, primarily from the Indian Basin field, averaged 11,900 net bpd and 115 net mmcfd in 1999, compared with 12,500 net bpd and 109 net mmcfd in 1998. The increase in gas production was primarily due to successful development activity and completion of the plant expansion project at Indian Basin.

         OKLAHOMA -- Gas production for 1999 averaged 127 net mmcfd, representing 17 percent of Marathon's total U.S. gas production, compared with 107 net mmcfd in 1998. The increase in gas production was primarily due to the successful development program in the Anadarko Basin.

         TEXAS -- Onshore production for 1999 averaged 27,400 net bpd of liquid hydrocarbons and 166 net mmcfd of natural gas, representing 19 percent and 22 percent of Marathon's total U.S. liquid hydrocarbon and natural gas production, respectively. Liquids production volumes decreased by 6,500 net bpd from 1998 levels, and gas volumes decreased by 20 net mmcfd from 1998 levels. The liquid volume decrease was mainly due to natural production declines and the gas volume decrease was a result of a reduced level of successful activity in east Texas.

         Within Texas, Marathon owns a 49.9 percent working interest in, and is the operator of, the Yates Field Unit, one of the largest fields in the United States on the basis of reserves. Marathon's 17,900 net bpd of 1999 liquid hydrocarbon production from the Yates field accounted for 12 percent of Marathon's total U.S. liquids production.

         WYOMING -- Liquid hydrocarbon production for 1999 averaged 22,200 net bpd, representing 15 percent of Marathon's total U.S. liquid hydrocarbon production, down from 23,700 net bpd in 1998. The decrease in 1999 from 1998 was primarily due to natural production declines. Gas production averaged 57 net mmcfd in 1999, compared to 61 net mmcfd in 1998, with the decrease due mainly to natural production declines.

INTERNATIONAL

         Interests in liquid hydrocarbon and/or natural gas production are held in the U.K. North Sea, Irish Celtic Sea, the Norwegian North Sea, Canada, Egypt and Gabon. In addition, Marathon has interests through equity affiliates in the Netherlands North Sea and Russia.

         U.K. NORTH SEA - Marathon's production is primarily from five fields - South, North, Central, East and West Brae. Production from the Brae area averaged 31,100 net bpd of liquid hydrocarbons in 1999, compared with 40,900 net bpd in 1998. The decrease is mainly within South, North and Central Brae, reflecting the expected decline of these mature fields.

         The Brae A facilities act as the host platform for the underlying South Brae field, adjacent Central Brae field and West Brae/Sedgwick fields. North Brae, which is produced via the Brae B platform, and East Brae are gas condensate fields. These fields are produced using the gas cycling technique. Although partial cycling continues, the majority of North Brae gas is being transferred to the East Brae reservoir for pressure maintenance and sales.

         The strategic location of the Brae A, Brae B and East Brae platforms and pipeline infrastructure has generated significant third-party business since 1986. Currently, there are 15 agreements with third-party fields contracted to the Brae system. In addition to generating processing and pipeline tariff revenue, third-party business also has a favorable impact on Brae area operations by optimizing infrastructure usage and extending the economic life of the facilities.

         Participation in the Scottish Area Gas Evacuation ("SAGE") system provides pipeline transportation and onshore processing for Brae-area gas. The Brae group owns 50 percent of SAGE, which has a total wet gas capacity of approximately 1.0 bcfd. The other 50 percent is owned by the Beryl group, which operates the system. Pipelines connect the Brae, Britannia, Beryl and Scott fields to the SAGE gas processing terminal at St. Fergus in northeast Scotland.

         Marathon's total United Kingdom gas sales from all sources averaged 184 net mmcfd in 1999, compared with 188 net mmcfd in 1998. Sales of Brae-area gas through the SAGE pipeline system averaged 182 net mmcfd for the year 1999 and 185 net mmcfd for the year 1998. Of these totals, 166 mmcfd and 162 mmcfd was Brae-area equity gas in 1999 and 1998, respectively, and 16 and 23 mmcfd was gas acquired for injection and subsequent resale in 1999 and 1998, respectively.

         IRELAND -- Marathon holds a 100 percent working interest in the Kinsale Head and Ballycotton fields in the Irish Celtic Sea. Natural gas sales from these maturing fields were 132 net mmcfd in 1999, compared with 168 net mmcfd in 1998. This production decline is expected to be partially offset by compressor modifications implemented in 1999 and 2000, which are expected to improve recovery from Kinsale Head, and by the new production from the Southwest Kinsale field.

         NORWAY -- In the Norwegian North Sea, Marathon holds a 23.8 percent working interest in the Heimdal field, which had 1999 sales of 26 net mmcfd of natural gas and 500 net bpd of condensate, compared with 1998 sales of 27 net mmcfd of natural gas and 900 net bpd of condensate. Heimdal production ceased at the end of September 1999. The Heimdal platform is now being redeveloped as a center for transportation and processing of third party business, with future third party revenue commencing in late 2001.

         CANADA -- Production in Canada averaged 17,200 bpd and 150 mmcfd in 1999, compared with 16,000 bpd and 166 mmcfd from August 12, 1998 through year-end 1998.

         EGYPT -- In September 1999, Marathon sold its interests in two fields in Egypt, effective June 1, 1999. The transaction included a 50 percent interest in the Ashrafi oilfield offshore in the southwest Gulf of Suez and a 25 percent interest in the El Qar'a natural gas and condensate field in the Nile Delta. Both fields were operated by a co-venturer.

         In October 1999, Marathon agreed to sell its 100 percent interest in the Gebel El Zeit concession and the Ras El Ush field. In November 1999, Marathon agreed to sell its 60 percent interest in the El Manzala field. Marathon operated both fields. The transactions are expected to close in the first quarter of 2000. The sales are subject to final approval by the Egyptian authorities and satisfaction of customary closing conditions.

         GABON -- Production in Gabon averaged 9,000 net bpd of liquid hydrocarbons in 1999, compared with 4,700 net bpd in 1998. This increase primarily reflected new production from the Tchatamba South field.

         NETHERLANDS -- Marathon's 50 percent equity interest in CLAM provides a 5 percent entitlement in the production from 19 gas fields, which provided sales of 36 net mmcfd of natural gas in 1999, compared with 33 net mmcfd in 1998.

         RUSSIA -- Production in Russia, through Marathon's 37.5 percent equity interest in Sakhalin Energy, averaged 1,000 net bpd of liquid hydrocarbons with production commencing from the Piltun--Astokhskoye field in July 1999.

         The following tables set forth productive wells and service wells for each of the last three years and drilling wells as of December 31, 1999:


GROSS AND NET WELLS

1999                              PRODUCTIVE WELLS (a)
----                              --------------------
                                  OIL               GAS              SERVICE WELLS (b)  DRILLING WELLS (c)
                            ----------------------------------       -----------------  ------------------
                            GROSS      NET     GROSS       NET       GROSS    NET          GROSS      NET
                            -----      ---     -----       ---       -----    ---          -----      ---
United States.............. 8,654    3,205     3,122     1,396        3,617   1,056          52       27
Europe   ..................    36       14        65        33           18       7           1        -
Other International (f)     1,590      754     1,746     1,214          461     133           7        5
                           ------     ----     -----     -----         ----    ----          --       --
    Total Consolidated     10,280    3,973     4,933     2,643        4,096   1,196          60       32
Equity affiliates (d)           5        2        83         4            1       -           1        1
                               --       --       ---        --           --      --          --       --
WORLDWIDE                  10,285    3,975     5,016     2,647        4,097   1,196          61       33
                           ======    =====     =====     =====        =====   =====          ==       ==


1998                              PRODUCTIVE WELLS (a)
----                              --------------------
                                  OIL               GAS              SERVICE WELLS (b)
                            ----------------------------------       -----------------
                            GROSS      NET     GROSS       NET       GROSS    NET
                            -----      ---     -----       ---       -----    ---

United States.............. 9,396    3,616     3,214     1,414      4,062     1,127
Europe   ..................    33       13        64        32         22         9
Other International (f)     1,605      826     1,459     1,068        162       111
                           ------     ----     -----     -----       ----      ----
     Total Consolidated    11,034    4,455     4,737     2,514      4,246     1,247
Equity affiliate (e)            -        -        83         4          -         -
                               --       --       ---        --         --        --
WORLDWIDE                   11,034   4,455     4,820      2,518     4,246     1,247
                            ======   =====     =====      =====     =====     =====


1997                              PRODUCTIVE WELLS (a)
----                              --------------------
                                  OIL               GAS              SERVICE WELLS (b)
                            ----------------------------------       -----------------
                            GROSS      NET     GROSS       NET       GROSS    NET
                            -----      ---     -----       ---       -----    ---

United States.............. 9,661    3,755     3,282     1,451      4,100     1,138
Europe   ..................    30       12        58        30         21         8
Other International            19       13         7         2          -         -
                              ---      ---        --        --         --        --
     Total Consolidated     9,710    3,780     3,347     1,483      4,121     1,146
Equity affiliate (e)            -        -        78         5          -         -
                               --       --       ---        --         --        --
WORLDWIDE                   9,710    3,780     3,425      1,488     4,121     1,146
                            =====    =====     =====      =====     =====     =====

--------------------------------------------------------------------------------------------------------

(a) Includes active wells and wells temporarily shut-in. Of the gross productive wells, gross wells with multiple completions operated by Marathon totaled 478, 518 and 335 in 1999, 1998 and 1997, respectively. Information on wells with multiple completions operated by other companies is not available to Marathon.
(b)  Consist of injection, water supply and disposal wells.
(c)  Consist of exploratory and development wells.
(d)  Represents CLAM and Sakhalin Energy.
(e)  Represents CLAM.
(f)  Includes Canada.

         The following tables set forth average production costs and sales prices per unit of production for each of the last three years:

                                                     1999               1998             1997
AVERAGE PRODUCTION COSTS (a)                         ----               ----             ----
(DOLLARS PER BOE)
United States.....................................   $3.26             $3.12            $3.93
International -- Europe...........................    4.62             4.29              4.27
              -- Other International (c)..........    4.66             4.73              3.40
Total Consolidated................................   $3.73             $3.55            $4.01
              -- Equity affiliates (d)............   10.02             3.99              5.86
WORLDWIDE     ....................................   $3.83             $3.56            $4.05


                                             1999    1998     1997              1999    1998     1997
                                             ----    ----     ----              ----    ----     ----
                                           CRUDE OIL AND CONDENSATE              NATURAL GAS LIQUIDS
AVERAGE SALES PRICES (b)                   ------------------------              -------------------
(DOLLARS PER BARREL)
United States............................  $15.78   $10.60  $17.32            $12.30    $8.64  $13.28
International -- Europe..................   17.59    12.87   19.37             13.84    11.49   17.85
              -- Other International (c).   16.77    11.31   16.62             13.49     8.38   18.12
Total Consolidated.......................  $16.21   $11.14  $17.79            $12.67    $9.32  $14.52
              -- Equity affiliates (d)...   23.43        -       -             13.22    12.65   18.40
WORLDWIDE................................  $16.25   $11.14  $17.79            $12.67    $9.33  $14.55

                                                  NATURAL GAS
                                                  -----------
(DOLLARS PER THOUSAND CUBIC FEET)
United States ...........................   $1.90    $1.79   $2.20
International -- Europe..................    2.03     2.07    2.00
              -- Other International (c).    1.64     1.34    2.10
Total Consolidated.......................   $1.90    $1.85   $2.13
              -- Equity affiliate (CLAM).    1.87     2.37    2.73
WORLDWIDE     ...........................   $1.90    $1.86   $2.15

-----------------------------------------------------------------------------------------------------

(a) Production costs are as defined by the Securities and Exchange Commission and include property taxes, severance taxes and other costs, but exclude depreciation, depletion and amortization of capitalized acquisition, exploration and development costs and certain administrative costs. Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six mcf of natural gas to one barrel of oil.
(b)  Prices exclude gains/losses from hedging activities.
(c)  Includes Canada for 1999 and 1998.
(d)  Represents CLAM and Sakhalin Energy for 1999 and CLAM only for prior years.

REFINING, MARKETING AND TRANSPORTATION

         Refining, Marketing and Transportation operations are primarily conducted by MAP and its subsidiaries, including its wholly-owned subsidiaries, Speedway SuperAmerica LLC and Marathon Ashland Pipe Line LLC. Marathon holds a 62 percent interest in MAP and Ashland Inc. holds a 38 percent interest in MAP.

         Since MAP is a consolidated subsidiary of Marathon, operating statistics and financial data applicable to the Marathon Group's RM&T activities include 100 percent of MAP's operations, commencing January 1, 1998.

         The following discussion of RM&T operations includes historical data for the three-year period ended December 31, 1999. Operating measures such as refined product yields and refined product sales in 1999 and 1998 include
100 percent of MAP and are not comparable to 1997.

         MAP added more than $100 million in annual, repeatable pre-tax operating efficiencies in 1999, raising its total to more than $250 million since it began operations. MAP has an established goal to ultimately achieve $400 million in annual, repeatable operating efficiencies. While MAP will continue to work toward this goal, because of the increasing difficulty in quantifying additional efficiencies, it will no longer report progress toward attaining this goal.

REFINING

         MAP owns and operates seven refineries with an aggregate refining capacity of 935,000 barrels of crude oil per calendar day. The table below sets forth the location and daily throughput capacity of each of MAP's refineries as of December 31, 1999:


                               IN-USE REFINING CAPACITY
                               (BARRELS PER DAY)

                               Garyville, LA.................      232,000
                               Catlettsburg, KY..............      222,000
                               Robinson, IL..................      192,000
                               Detroit, MI...................       74,000
                               Canton, OH....................       73,000
                               Texas City, TX................       72,000
                               St. Paul Park, MN.............       70,000
                                                                 ---------
                               TOTAL.........................      935,000
                                                                 =========

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

         MAP also produces asphalt cements, polymerized asphalt, asphalt emulsions and industrial asphalts. MAP manufactures petroleum pitch, primarily used in the graphite electrode, clay target and refractory industries. Additionally, MAP manufactures aromatics, aliphatic hydrocarbons, cumene, base oil and slack wax.

         Marathon's 50,000 bpd Indianapolis refinery, which was not contributed to MAP, has remained idled since October 1993. In 1999, the Indianapolis refinery was closed.

         During 1999, MAP's refineries processed 888,000 bpd of crude oil and 139,000 bpd of other charge and blend stocks. The following table sets forth MAP's refinery production by product group for 1999 and 1998 and Marathon's refinery production by product group for 1997:


REFINED PRODUCT YIELDS
(THOUSANDS OF BARRELS PER DAY)                            1999              1998             1997
                                                          ----              ----             ----
Gasoline............................................       566                545             353
Distillates.........................................       261                270             154
Propane.............................................        22                 21              13
Feedstocks & Special Products.......................        66                 64              36
Heavy Fuel Oil......................................        43                 49              35
Asphalt.............................................        69                 68              39
                                                           ---                ---             ---
TOTAL...............................................     1,027              1,017             630
                                                         =====              =====             ===

         Planned maintenance activities requiring temporary shutdown of certain refinery operating units ("turnarounds") are periodically performed at each refinery. MAP completed major turnarounds at the St. Paul Park and Catlettsburg refineries in 1999.

         MAP and a third party have developed facilities to produce 800 million pounds per year of polymer grade propylene and polypropylene at the Garyville refinery. MAP owns and operates facilities to produce polymer grade propylene, which began production in June 1999. The third party owns and operates the polypropylene facilities and markets its output.

         MAP is constructing a delayed coker unit at its Garyville, LA refinery. This unit will allow for the use of heavier, lower cost crude and eliminate the production of heavy fuel oil. To supply this new unit, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V., (PMI), an affiliate of Petroleos Mexicanos, (PEMEX), to purchase approximately 90,000 bpd of heavy Maya crude oil. This is a multi-year contract, which will begin upon completion of the delayed coker unit which is scheduled in the fourth quarter of 2001. In addition, a project to increase crude throughput and light product output is being undertaken at MAP's Robinson, IL refinery and is also expected to be completed in the fourth quarter of 2001.

MARKETING

         In 1999, MAP's refined product sales volumes (excluding matching buy/sell transactions) totaled 18.5 billion gallons (1,206,000 bpd). Excluding sales related to matching buy/sell transactions, the wholesale distribution of petroleum products to private brand marketers and to large commercial and industrial consumers, primarily located in the Midwest, the upper Great Plains and the Southeast, accounted for about 65 percent of MAP's refined product sales volumes in 1999. Approximately 48 percent of MAP's gasoline volumes and 78 percent of its distillate volumes were sold on a wholesale basis to independent unbranded customers in 1999.

         The following table sets forth the volume of MAP's consolidated refined product sales by product group for 1999 and 1998 and Marathon's consolidated refined product sales by product group for 1997:


REFINED PRODUCT SALES
(THOUSANDS OF BARRELS PER DAY)                            1999              1998             1997
                                                          ----              ----             ----
Gasoline............................................       714                671             452
Distillates.........................................       331                318             198
Propane.............................................        23                 21              12
Feedstocks & Special Products.......................        66                 67              40
Heavy Fuel Oil......................................        43                 49              34
Asphalt.............................................        74                 72              39
                                                           ---                ---             ---
TOTAL...............................................     1,251              1,198             775
                                                         =====              =====             ===

Matching Buy/Sell Volumes included in above.........        45                 39              51


         As of December 31, 1999, MAP supplied petroleum products to 3,482 Marathon and Ashland branded retail outlets located primarily in Michigan, Ohio, Indiana, Kentucky and Illinois. Branded retail outlets are also located in West Virginia, Wisconsin, Georgia, Florida, Virginia, Tennessee, Minnesota, Pennsylvania, North Carolina, South Carolina and Alabama.

         In 1999, MAP began selling gasoline and diesel fuel under the Marathon brand in Georgia, Florida and Minnesota. MAP plans to develop a significant brand presence in these states where it already has the logistical assets in place to support these jobber owned retail outlets.

         In 1999, retail sales of gasoline and diesel fuel were also made through limited service and self-service stations and truck stops operated in 21 states by a wholly owned MAP subsidiary, Speedway SuperAmerica LLC ("SSA"). As of December 31, 1999, this subsidiary had 2,433 retail outlets which sold petroleum products and convenience-store merchandise, primarily under the brand names "Speedway" and "SuperAmerica". SSA's revenues from the sale of convenience-store merchandise totaled $2,056 million in 1999, compared with $1,827 million in 1998. Profits generated from these sales tend to moderate the margin volatility experienced in the retail sale of gasoline and diesel fuel. The selection of merchandise varies among outlets - 2,182 of SSA's 2,433 outlets at December 31, 1999, had convenience stores which sold a variety of food and merchandise, and the remaining outlets sold selected convenience-store items such as cigarettes, candy and beverages.

         On December 10, 1999, MAP finalized the transaction with Ultramar Diamond Shamrock ("UDS") to purchase 178 UDS owned-and-operated convenience stores and 5 product terminals. In addition, MAP was assigned supply contracts with UDS branded jobbers who supply 242 branded jobber stations in Michigan.

         MAP plans to sell 284 SSA gasoline stations located in the Midwest and Southeast. These non-core marginal assets comprise less than 12 percent of MAP's owned and operated SSA retail network.

SUPPLY AND TRANSPORTATION

         The crude oil processed in MAP's refineries is obtained from negotiated lease, contract and spot purchases or exchanges. In 1999, MAP's negotiated lease, contract and spot purchases of U.S. crude oil for refinery input averaged 349,000 bpd including 23,000 bpd acquired from Marathon. In 1999, 61 percent or 539,000 bpd of the crude oil processed by MAP's refineries was from foreign sources and acquired primarily from various foreign national oil companies, producing companies and traders, of which approximately 319,000 bpd was acquired from the Middle East.

         During the second quarter of 1999, MAP sold Scurlock Permian LLC, its crude oil gathering business to Plains Marketing, L.P. Scurlock Permian's crude oil gathering operations were conducted in an area reaching from the Rocky Mountains to the Gulf Coast. In addition, Scurlock Permian LLC was engaged in purchasing, selling and trading crude oil, principally at Midland, Texas; Cushing, Oklahoma and St. James, Louisiana, three of the major distribution points for United States crude oil. MAP retained the western Canadian operations of Scurlock Permian LLC.

         MAP operates a system of pipelines and terminals to provide crude oil to its refineries and refined products to its marketing areas. Ninety-three light product and asphalt terminals are strategically located throughout the Midwest, upper Great Plains and Southeast. These facilities are supplied by a combination of pipelines, barges, rail cars and trucks.

         At December 31, 1999, MAP owned, leased or had an ownership interest in approximately 383 miles of crude oil gathering lines; 4,091 miles of crude oil trunk lines; and 2,856 miles of products trunk lines. In addition, MAP owned a
46.7 percent interest in LOOP LLC ("LOOP"), which is the owner and operator of the only U.S. deepwater oil port, located 18 miles off the coast of Louisiana; a
49.9 percent interest in LOCAP Inc. ("LOCAP"), which is the owner and operator of a crude oil pipeline connecting LOOP and the Capline system; and a 37.2 percent interest in the Capline system, a large diameter crude oil pipeline extending from St. James, Louisiana to Patoka, Illinois.

         MAP also has a 33.3 percent ownership interest in Minnesota Pipe Line Company, which operates a crude oil pipeline in Minnesota. Minnesota Pipe Line Company provides MAP with access to crude oil common carrier transportation from Clearbrook, Minnesota to Cottage Grove, Minnesota, which is in the vicinity of MAP's St. Paul Park, Minnesota, refinery.

         MAP's subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. Construction is currently expected to begin in late 2000. However, the construction schedule is largely dependent on obtaining the necessary rights-of-way, of which over 86 percent have been obtained to date, and final regulatory approvals.

         MAP's marine transportation operations include towboats and barges that transport refined products on the Ohio, Mississippi and Illinois rivers, their tributaries, and the Intercoastal Waterway. In early 2000, MAP exercised contract provisions to terminate the long term charters on two single-hulled 80,000-deadweight-ton tankers, which had been "bare boat sub-chartered" to a third party operator. The initial term of these charters was scheduled to expire in 2001 and 2002, subject to certain renewal options. In January 2000, the vessels were returned to the owners.

         MAP leases and owns rail cars in various sizes and capacities for movement and storage of petroleum products. MAP also owns and leases a large number of tractors, tank trailers and general service trucks.

         The above RM&T discussions include forward-looking statements concerning anticipated operating efficiencies, refinery and pipeline improvement projects and expected sale of assets. Some factors that could potentially cause actual results to differ materially from present expectations include (among others) unanticipated cost or delay associated with implementing shared technology, completing logistical infrastructure projects, leveraging procurement strategies, price of petroleum products, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, obtaining the necessary rights-of-way and regulatory approval constraints. With respect to the expected sale of assets, certain assumptions include (among others) negotiations with a buyer or buyers, receipt of government approvals, consent of third parties, satisfaction of customary closing conditions and other factors. This forward-looking information may prove to be inaccurate and actual results may differ significantly from those presently anticipated.

OTHER ENERGY RELATED BUSINESSES

NATURAL GAS AND CRUDE OIL MARKETING AND TRANSPORTATION

         Marathon owns and operates, as a common carrier, approximately 174 miles of crude oil gathering lines and 187 miles of crude oil trunk lines that were not contributed to MAP. Marathon also owns an interest in the following pipeline systems that were not contributed to MAP. Marathon has a 29 percent interest in Odyssey Pipeline LLC and a 28 percent interest in Poseidon Oil Pipeline Company, LLC, both Gulf of Mexico crude oil pipeline systems. Marathon has a 24 percent interest in Nautilus Pipeline Company, LLC and a 24 percent interest in Manta Ray Offshore Gathering Company, LLC, both Gulf of Mexico natural gas pipeline systems. Marathon has a 17 percent interest in Explorer Pipeline Company and a 2.5 percent interest in Colonial Pipeline Company, both light product pipeline systems extending from the Gulf of Mexico to the Midwest and East Coast, respectively.

         Marathon has a 30 percent ownership in a Kenai, Alaska, natural gas liquefication plant and two 87,500 cubic meter tankers used to transport liquefied natural gas ("LNG") to customers in Japan. Feedstock for the plant is supplied from a portion of Marathon's equity natural gas production in the Cook Inlet. LNG is sold under a long-term contract with two of Japan's largest utility companies which calls for the sale of more than 900 gross bcf over the term of the contract. Marathon has a 30 percent participation in this contract which is effective through

March 31, 2004, and provides an option for a five-year extension. During 1999, LNG deliveries totaled 64 gross bcf (19 net bcf), down from 66 gross bcf (20 net bcf) in 1998.

         In addition to the sale of North American equity oil and natural gas production, Marathon purchases oil and gas from third-party producers and marketers for resale. This activity helps to maximize the value of Marathon's equity production, while meeting customers' needs for secure and source-flexible supplies.

         On December 15, 1999, Marathon sold Carnegie Natural Gas Company and its affiliated subsidiaries. The Carnegie companies were engaged in natural gas production, transmission, distribution, sales and storage activities in Pennsylvania and West Virginia.

POWER GENERATION

         Marathon, through its wholly owned subsidiary, Marathon Power Company, Ltd. ("Marathon Power"), pursues development, construction, ownership and operation of independent electric power projects in the global electrical power market.

COMPETITION AND MARKET CONDITIONS

         The oil and gas industry is characterized by a large number of companies, none of which is dominant within the industry, but a number of which have greater resources than Marathon. Marathon must compete with these companies for the rights to explore for oil and gas. Acquiring the more attractive exploration opportunities frequently requires competitive bids involving substantial front-end bonus payments or commitments to work programs. Based on industry sources, Marathon believes it currently ranks 10th among U.S. based petroleum corporations on the basis of 1998 worldwide liquid hydrocarbon and natural gas production.

         Marathon through MAP must also compete with a large number of other companies to acquire crude oil for refinery processing and in the distribution and marketing of a full array of petroleum products. MAP believes it ranks fourth among U.S. petroleum companies on the basis of crude oil refining capacity as of January 1, 2000. MAP competes in three distinct markets -- wholesale, branded and retail distribution -- for the sale of refined products, and believes it competes with about 50 companies in the wholesale distribution of petroleum products to private brand marketers and large commercial and industrial consumers; 11 refiner/marketers in the supply of branded petroleum products to dealers and jobbers; and over 800 petroleum product retailers in the retail sale of petroleum products. Marathon also competes in the convenience store industry through MAP's retail outlets.

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

EMPLOYEES

         The Marathon Group had 32,103 active employees as of December 31, 1999, which included 28,217 MAP employees. Of the MAP total, 21,939 were employees of Speedway SuperAmerica, LLC, primarily representing employees at retail marketing outlets.

         Certain hourly employees at the Catlettsburg and Canton refineries are represented by the Paper, Allied-Industrial, Chemical and Energy Workers International Union under labor agreements which expire on January 31, 2002, while certain hourly employees at the Texas City refinery are represented by the same union under a labor agreement which expires on March 31, 2002. Certain hourly employees at the St. Paul Park and Detroit refineries are represented by the International Brotherhood of Teamsters under labor agreements which expire on May 31, 2002 and January 31, 2003, respectively.

PROPERTY, PLANT AND EQUIPMENT ADDITIONS

         For property, plant and equipment additions, see "Management's Discussion and Analysis of Financial Condition, Cash Flows and Liquidity - Capital Expenditures" for the Marathon Group on page M-30.

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

         The businesses of the Marathon Group are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations include the Clean Air Act ("CAA") with respect to air emissions, the Clean Water Act ("CWA") with respect to water discharges, the Resource Conservation and Recovery Act ("RCRA") with respect to solid and hazardous waste treatment, storage and disposal, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to releases and remediation of hazardous substances, and the Oil Pollution Act of 1990 ("OPA-90") with respect to oil pollution and response. In addition, many states where the Marathon Group operates have similar laws dealing with the same matters. These laws and their associated regulations are constantly evolving and many of them have become more stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for laws such as RCRA and the CAA have not yet been finalized or in certain instances are undergoing revision. These environmental laws and regulations, particularly the 1990 Amendments to the CAA, new water quality standards and stricter fuel regulations could result in increased capital, operating and compliance costs.

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

AIR

         The CAA imposes stringent limits on air emissions, establishes a federally mandated operating permit program and allows for civil and criminal enforcement sanctions. The principal impact of the CAA on the Marathon Group is on its RM&T operations. The CAA also establishes attainment deadlines and control requirements based on the severity of air pollution in a geographical area. It is estimated that, from 2000 to 2003, the Marathon Group, which includes all seven MAP refineries, may spend approximately $90 million in order to comply with the proposed Maximum Achievable Control Technology ("MACT") Phase II standards under the CAA. These standards require new control equipment on Fluid Catalytic Cracking Units and other units. In addition, the standards for RFG became even more stringent in the year 2000, when Phase II Complex Model RFG was required. New Tier II Fuels regulations were proposed in late 1999 and the Environmental Protection Agency ("EPA") has stated that it will finalize these rules early in 2000. These rules are expected to require reduced sulfur levels in gasoline. These proposed regulations, as ultimately adopted, would not take effect until sometime after 2002. It is anticipated that if final regulations are adopted, consistent with the published proposed regulations then, the compliance cost for these regulations could amount to a total of several hundred million dollars spread over a period of several years.

         In July 1997, the EPA promulgated more stringent revisions to the National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter. These revisions have been vacated by the Court of Appeals for the District of Columbia and remanded to the EPA for further action. The EPA has sought review of the matter by the United States Supreme Court. Additionally, in 1998, the EPA published a nitrogen oxide ("NOx") State Implementation Plan ("SIP") call, which would require some 22 states, including many states where the Marathon Group has operations, to revise their SIPs to reduce NOx emissions. This SIP has been stayed pending judicial review. If the new SIP is upheld by the courts, the effective date for any additional NOx control mechanisms to be installed should not be until after May 2003. In December 1999, the EPA granted a petition from several northeastern states requesting that stricter NOx standards be adopted by midwestern states, including several states where the Marathon Group has refineries. It is expected that this recent EPA action may be challenged in court. The impact of the revised NAAQS and NOx standards could be significant to Marathon, but the potential financial effects cannot be reasonably estimated until any necessary judicial review is concluded and the states, as necessary, develop and implement revised SIPs in response to revised NAAQS and NOx standards.

WATER

         The Marathon Group maintains numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and has implemented systems to oversee its compliance efforts. In addition, the Marathon Group is regulated under OPA-90 which amended the CWA. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of such releases, OPA-90 requires responsible companies to pay resulting removal costs and damages, provides for substantial civil penalties, and imposes criminal sanctions for violations of this law.

         Additionally, OPA-90 requires that new tank vessels entering or operating in domestic waters be double-hulled, and that existing tank vessels that are not double-hulled be retrofitted or removed from domestic service, according to a phase-out schedule. In early 2000, MAP exercised contract provisions to terminate the long term charters on two single-hulled, 80,000-deadweight-ton tankers, which had been "bare boat sub-chartered" to a third party operator. The initial term of these charters was scheduled to expire in 2001 and 2002, subject to certain renewal options. In January 2000, the vessels were returned to the owners. The Coast Guard National Pollution Funds Center has granted permission to Marathon and Ashland to self-insure the financial responsibility amount for liability purposes for MAP's tankers, as provided in OPA-90. In addition, most of the barges, which are used in MAP's river transportation operations, meet the double-hulled requirements of OPA-90. Single-hulled barges owned and operated by MAP are in the process of being phased out. Displaced single-hulled barges will be divested or recycled into docks or floats within MAP's system.

         The Marathon Group operates facilities at which spills of oil and hazardous substances could occur. Several coastal states in which Marathon operates have passed state laws similar to OPA-90, but with expanded liability provisions, including provisions for cargo owner responsibility as well as ship owner and operator responsibility. Marathon has implemented emergency oil response plans for all of its components and facilities covered by OPA-90.

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

REMEDIATION

         The Marathon Group operates certain retail outlets where, during the normal course of operations, releases of petroleum products from USTs have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the UST regulations under RCRA has been delegated to the states which administer their own UST programs. The Marathon Group's obligation to remediate such contamination varies, depending upon the extent of the releases and the stringency of the laws and regulations of the states in which it operates. A portion of these remediation costs may be recoverable from the appropriate state UST reimbursement fund once the applicable deductible has been satisfied. Accruals for remediation expenses and associated reimbursements are established for sites where contamination has been determined to exist and the amount of associated costs is reasonably determinable.

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

U. S.  STEEL GROUP

         The U. S. Steel Group includes U. S. Steel, the largest steel producer in the United States, which is engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially-owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, VSZ U. S. Steel, s. r.o., Republic Technologies International, LLC ("Republic"), and until March 31, 1999, RTI International Metals, Inc. ("RTI").
U. S. Steel Group revenues as a percentage of total USX consolidated revenues were approximately 18 percent in 1999, 22 percent in 1998 and 31 percent in 1997.

         The following table sets forth the total revenues of the U. S. Steel Group for each of the last three years.

         REVENUES
         (MILLIONS)                                                   1999       1998       1997
                                                                      ----       ----       ----
         Sales by product:
              Sheet and Semi-finished Steel Products...........    $  3,345   $  3,501   $  3,820
              Tubular, Plate, and Tin Mill Products ...........       1,118      1,513      1,754
              Raw Materials (Coal, Coke and Iron Ore)..........         505        679        724
              Other (a)........................................         414        490        517
         Income (loss) from affiliates.........................        (89)         46         69
         Gain on disposal of assets............................          21         54         57
                                                                   --------   --------   --------
              TOTAL U. S. STEEL GROUP REVENUES ................    $  5,314   $  6,283   $  6,941
                                                                   ========   ========   ========

------------
(a) Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management.

         For additional financial information about USX's industry segments, see "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - 9. Group and Segment Information" on page U -13.

         The total number of active U. S. Steel Group employees at year-end 1999 was 18,666. Most hourly and certain salaried employees are represented by the United Steelworkers of America ("USWA"). In August, members of the USWA ratified a new five-year labor contract, effective August 1, 1999, covering approximately 14,500 employees. The new labor contract, which includes $2.00 in hourly wage increases phased in over the term of the agreement beginning in 2000 as well as pension and other benefit improvements for active and retired employees and spouses, will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the contract. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such competitors will be materially affected.

         U. S. Steel Mining Company, LLC ("U. S. Steel Mining") entered into a five-year contract with the United Mine Workers of America ("UMWA"), effective January 1, 1998, covering approximately 1,000 employees. This agreement follows that of other major mining companies.


RECENT DEVELOPMENT

         U. S. Steel announced on February 24, 2000, that it entered into a strategic alliance with e-STEEL Corporation, a leading online exchange for the global steel industry. e-STEEL provides an easy-to-use, secure web site where both steel buyers and sellers can initiate, describe, specifically target, negotiate in real time, and conclude transactions online. U. S. Steel plans to use the e-STEEL exchange for prime and non-prime transactions. As part of the agreement, U. S. Steel has taken a minority stake in e-STEEL. e-STEEL also entered into agreements with USX Engineers and Consultants, Inc., a wholly owned subsidiary of USX, for joint marketing and implementation of system integration services.

STEEL INDUSTRY BACKGROUND AND COMPETITION

         The domestic steel industry is cyclical and highly competitive and is affected by excess world capacity, which has restricted price increases during periods of economic growth and led to price decreases during economic contraction. In addition, the domestic steel industry, including U. S. Steel, faces competition from producers of materials such as aluminum, cement, composites, glass, plastics and wood in many markets.

         U. S. Steel is the largest steel producer in the United States and competes with many domestic and foreign steel producers. Domestic competitors include integrated producers which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and mini-mills which primarily use steel scrap and, increasingly, iron bearing feedstocks as raw materials. Mini-mills generally produce a narrower range of steel products than integrated producers, but typically enjoy certain competitive advantages such as lower capital expenditures for construction of facilities and non-unionized work forces with lower employment costs and more flexible work rules. An increasing number of mini-mills utilize thin slab casting technology to produce flat-rolled products. Through the use of thin slab casting, mini-mill competitors are increasingly able to compete directly with integrated producers of flat-rolled products. Depending on market conditions, the additional production generated by flat-rolled mini-mills could have an adverse effect on U. S. Steel's selling prices and shipment levels.

         Steel imports to the United States accounted for an estimated 26%, 30% and 24% of the domestic steel market for the years 1999, 1998 and 1997, respectively. Steel imports of hot rolled and cold rolled steel decreased 34% in 1999, compared to 1998. Steel imports of plates decreased 52% compared to 1998. Foreign competitors typically have lower labor costs and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. While international trade litigation that was commenced in 1998 and 1999 has provided some relief from dumped and subsidized steel imports, high levels of imported steel are expected to continue to have an adverse affect on future market prices and demand levels for domestic steel.

         On September 30, 1998, U. S. Steel joined with 11 other producers, the USWA and the Independent Steelworkers Union ("ISU") to file trade cases against hot-rolled carbon steel products from Japan, Russia, and Brazil. A final antidumping ("AD") order against Japan was issued on June 23, 1999. In the cases against Brazil, on July 7, 1999, the U. S. Department of Commerce ("Commerce") announced final countervailing ("CVD") and AD duty determinations and, contemporaneously, announced that it had entered into agreements with Brazil to suspend the investigations. In the case against Russia, on July 13, 1999, Commerce announced final AD duty determinations and, contemporaneously, announced that it had entered into an agreement with Russia to suspend the investigation. In addition, Commerce announced that it had also entered into a comprehensive agreement concerning all steel product imports from Russia except for plate products and hot-rolled products. Plate products from Russia are subject to a suspension agreement signed in 1997. On August 16, 1999, U. S. Steel, along with four other integrated domestic producers, filed appeals with the U.S. Court of International Trade challenging the hot-rolled carbon steel suspension agreements with Brazil and Russia.

         On February 16, 1999, U. S. Steel joined with four other producers and the USWA to file trade cases against eight countries (Japan, South Korea, India, Indonesia, Macedonia, the Czech Republic, France, and Italy) concerning imports of cut-to-length plate products. AD cases were filed against all the countries and CVD duty cases were filed against all of the countries except Japan and the Czech Republic. On April 2, 1999, the U. S. International Trade Commission ("ITC") determined that the volume of imports from Macedonia and the Czech Republic were negligible, thereby terminating the investigations as to those countries. On February 11, 2000, final AD orders were issued against all the remaining countries, and final CVD orders were issued in all of the remaining CVD cases.

         On June 2, 1999, U. S. Steel joined with eight other producers, the USWA and the ISU to file trade cases against twelve countries (Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey, and Venezuela) concerning imports of cold-rolled sheet products. AD cases were filed against all the countries and CVD duty cases were filed against Brazil, Indonesia, Thailand, and Venezuela. On July 19, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries. It decided, however, to discontinue the investigations of subsidies on imports from Indonesia, Thailand, and Venezuela. After having found preliminary margins against each of the countries in each of the remaining cases, Commerce has announced final AD margins against Argentina, Brazil, Japan, Russia, South Africa, and Thailand, and final CVD margins against Brazil. Final decisions from Commerce as to the remaining countries are expected in the first half of 2000. Commerce has announced that it has entered into an agreement with Russia to suspend the investigation. After a final injury hearing, on March 3, 2000, the ITC determined that the imports from Argentina, Brazil, Japan, Russia, South Africa, and Thailand were not causing material injury to the domestic industry, terminating the cases against these countries. The ITC's final injury determination for the remaining six countries is still pending. Cold-rolled sheet represents a significant portion of U.S. Steel shipments and any increase in imports could adversely affect operating results.

         On June 30, 1999, U. S. Steel joined with four other producers and the USWA to file trade cases against five countries (the Czech Republic, Japan, Mexico, Romania, and South Africa) concerning imports of large and small diameter carbon and alloy standard, line, and pressure pipe. On August 13, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries and Commerce has announced preliminary duty determinations in each of the cases. These cases are subject to further investigation by both the ITC and Commerce.

         U. S. Steel intends to file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

         On September 1, 1999, Commerce and the ITC published public notices announcing the initiation of the mandatory five-year "sunset reviews" of antidumping and countervailing duty orders issued as a result of the cold-rolled, corrosion-resistant, and cut-to-length plate cases filed by the domestic industry in 1992. Under the "sunset review" procedure, an order must be revoked after five years unless Commerce and the ITC determine that dumping or a countervailable subsidy is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Of the 34 orders issued concerning the various products imported from various countries, 28 will be the subject of expedited review at Commerce because there was no response, inadequate response, or waiver of participation by the respondent parties. Therefore, at Commerce, only six of the orders (corrosion-resistant, cold-rolled, and cut-to-length plate from Germany; corrosion-resistant from Japan; cold-rolled from the Netherlands; and cut-to-length plate from Romania) will be the subject of a full review. The ITC has indicated that it will conduct full reviews in all 34 of the cases, despite the fact that responses by some of the respondent countries were inadequate.

         On October 28, 1999, Weirton Steel, along with the USWA and the ISU, filed a trade case against tin- and chromium-coated steel sheet imports from Japan. In December 1999, the ITC issued its preliminary determination that the domestic industry is being injured as a result of the imports from Japan. Commerce is expected to make an announcement concerning preliminary duty margins by the end of March 2000. This case is subject to further investigation by both the ITC and Commerce.

         The U. S. Steel Group's businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such other competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. For further information, see Environmental Proceedings on page 41, Legal Proceedings on page 40, and Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies on page S-30.

BUSINESS STRATEGY

         U. S. Steel produces raw steel at Gary Works in Indiana, Mon Valley Works in Pennsylvania and Fairfield Works in Alabama.

         U. S. Steel has responded to competition resulting from excess steel industry capability by eliminating less efficient facilities, modernizing those that remain and entering into joint ventures, all with the objective of focusing production on higher value-added products, where superior quality and special characteristics are of critical importance. These products include bake hardenable steels and coated sheets for the automobile and appliance industries, laminated sheets for the manufacture of motors and electrical equipment, improved tin mill products for the container industry and oil country tubular goods. Several recent modernization projects further support U. S. Steel's objectives of providing value-added products including the dualine coating lines at Fairfield Works and Mon Valley Works for the construction market; the cold mill upgrades at Gary Works and Mon Valley Works; the second hot-dip galvanized sheet line at PRO-TEC and the Fairless Works galvanizing line upgrade for the automotive market. In 1999, U. S. Steel completed the conversion of the Fairfield Works bloom caster and pipemill to use round semifinished steel for tubular production, enhancing U. S. Steel's ability to serve the tubular goods markets. Additional modernization projects in 1999 included the final upgrade of the hot dip galvanizing line at Fairless, the start-up of the 64" pickle line at Mon Valley Works, allowing for the shutdown of older, less productive and higher cost lines, the upgrade of the hot strip mill coilers at Gary Works and the basic oxygen furnace emissions project at Fairfield Works. These projects support U. S. Steel's objective of providing quality value-added products and services to customers.

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

U. S. STEEL SEGMENT OPERATIONS

         U. S. Steel operates plants which produce steel products in a variety of forms and grades. Raw steel production was 12.0 million tons in 1999, compared with 11.2 million tons in 1998 and 12.3 million tons in 1997. Raw steel produced was nearly 100% continuous cast in 1999, 1998 and 1997. Raw steel production averaged 94% of capability in 1999, compared with 88% of capability in 1998 and 97% of capability in 1997. U.S. Steel's stated annual raw steel production capability was 12.8 millions tons for 1999 (7.7 million at Gary Works, 2.8 million at Mon Valley Works and 2.3 million at Fairfield Works).

         Steel shipments were 10.6 million tons in 1999, 10.7 million tons in 1998 and 11.6 million tons in 1997. U. S. Steel Group shipments comprised approximately 10.1% of domestic steel shipments in 1999. Exports accounted for approximately 3% of U. S. Steel Group shipments in 1999 and 4% in both 1998 and 1997.

         The following tables set forth significant U. S. Steel shipment data by major markets and products for each of the last three years. Such data does not include shipments by joint ventures and other affiliates of USX accounted for by the equity method.

STEEL SHIPMENTS BY MARKET AND PRODUCT
                                                         SHEETS             TUBULAR,
                                                    & SEMI-FINISHED        PLATE & TIN
MAJOR  MARKET - 1999                                    STEEL             MILL PRODUCTS            TOTAL
--------------------                                    -----             -------------            -----
(Thousands of Net Tons)
Steel Service Centers..............................      1,867                  589                2,456
Further Conversion:
   Trade Customers.................................      1,257                  376                1,633
   Joint Ventures..................................      1,818                    -                1,818
Transportation (Including Automotive)..............      1,280                  225                1,505
Containers.........................................        167                  571                  738
Construction and Construction Products.............        660                  184                  844
Oil, Gas and Petrochemicals........................          -                  363                  363
Export.............................................        246                   75                  321
All Other..........................................        819                  132                  951
                                                       -------              -------              -------
   TOTAL...........................................      8,114                2,515               10,629
                                                       =======              =======              =======

MAJOR  MARKET - 1998
--------------------
 (Thousands of Net Tons)
Steel Service Centers..............................      1,867                  696                2,563
Further Conversion:
   Trade Customers.................................        706                  434                1,140
   Joint Ventures..................................      1,473                    -                1,473
Transportation (Including Automotive)..............      1,438                  347                1,785
Containers.........................................        222                  572                  794
Construction and Construction Products.............        809                  178                  987
Oil, Gas and Petrochemicals........................          -                  509                  509
Export.............................................        226                  156                  382
All Other..........................................        867                  186                1,053
                                                       -------              -------              -------
   TOTAL...........................................      7,608                3,078               10,686
                                                       =======              =======              =======

MAJOR  MARKET - 1997
--------------------
(Thousands of Net Tons)
Steel Service Centers..............................      2,020                  726                2,746
Further Conversion:
   Trade Customers.................................        859                  519                1,378
   Joint Ventures..................................      1,568                    -                1,568
Transportation (Including Automotive)..............      1,503                  255                1,758
Containers.........................................        216                  640                  856
Construction and Construction Products.............        889                  105                  994
Oil, Gas and Petrochemicals........................          -                  810                  810
Export.............................................        236                  217                  453
All Other..........................................        879                  201                1,080
                                                       -------              -------              -------
   TOTAL...........................................      8,170                3,473               11,643
                                                       =======              =======              =======

The following table lists products and services by facility or business unit:

              Gary........................................   Sheets; Tin Mill; Plates; Coke
              Fairfield...................................   Sheets; Tubular
              Mon Valley..................................   Sheets
              Fairless....................................   Sheets; Tin Mill
              USS-POSCO(a)................................   Sheets; Tin Mill
              Lorain Tubular Company, LLC.................   Tubular
              Republic Technologies International, LLC.(a)   Bar
              PRO-TEC(a)..................................   Galvanized Sheet
              VSZ U. S. Steel s. r.o.(a)..................   Tin Mill
              Clairton....................................   Coke
              Clairton 1314B Partnership(a)...............   Coke
              Transtar(a).................................   Transportation
              Minntac.....................................   Taconite Pellets
              U. S. Steel Mining..........................   Coal
              Resource Management.........................   Administration of Mineral, Coal and Timber Properties
              USX Realty Development......................   Real estate sales, leasing and management
              USX Engineers and Consultants...............   Engineering and Consulting Services

--------------------
(a) Equity affiliate

         USX and its wholly owned entity, U. S. Steel Mining, have domestic coal properties with demonstrated bituminous coal reserves of approximately 787 million net tons at year-end 1999 compared with approximately 790 million net tons at year-end 1998. The reserves are of metallurgical and steam quality in approximately equal proportions. They are located in Alabama, Illinois, Indiana, Pennsylvania, Tennessee and West Virginia. Approximately 93% of the reserves are owned, and the rest are leased. The leased properties are covered by leases which expire in 2005 and 2012. U. S. Steel Mining's coal production was 6.6 million tons in 1999, compared with 8.2 million tons in 1998 and 7.5 million tons in 1997. Coal shipments were 6.9 million tons in 1999, compared with 7.7 million tons in 1998 and 7.8 million tons in 1997.

         USX controls domestic iron ore properties having demonstrated iron ore reserves in grades subject to beneficiation processes in commercial use by U. S. Steel of approximately 726 million tons at year-end 1999, substantially all of which are iron ore concentrate equivalents available from low-grade iron-bearing materials. All demonstrated reserves are located in Minnesota. Approximately 32% of these reserves are owned and the remaining 68% are leased. Most of the leased reserves are covered by a lease expiring in 2058 and the remaining leases have expiration dates ranging from 2021 to 2026. U. S. Steel's iron ore operations at Mt. Iron, Minnesota ("Minntac") produced 14.3 million net tons of taconite pellets in 1999, 15.8 million net tons in 1998 and 16.3 million net tons in 1997. Taconite pellet shipments were 15.0 million tons in 1999, compared with
15.4 million tons in 1998 and 16.4 million tons in 1997.

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

         USX participates directly and through subsidiaries in a number of joint ventures included in the U. S. Steel segment operations. All of the joint ventures are accounted for under the equity method. Certain of the joint ventures and other investments are described below, all of which are at least 50% owned except Transtar, Republic, Acero Prime and the Clairton 1314B Partnership. For financial information regarding joint ventures and other investments, see "Financial Statements and Supplementary Data - Notes to Financial Statements - 15. Investments and Long-term Receivables" for the U. S. Steel Group on page S-15.

         USX and Pohang Iron & Steel Co., Ltd. ("POSCO") of South Korea participate in a joint venture, USS-POSCO, which owns and operates the former U.S. Steel Pittsburg, California Plant. The joint venture markets high quality sheet and tin products, principally in the western United States market area. USS-POSCO produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel, with hot bands principally provided by U. S. Steel and POSCO. Total shipments by USS-POSCO were approximately 1.6 million tons in 1999.

         In August of 1999, USX and Kobe Steel, Ltd. ("Kobe") of Japan completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company ("USS/Kobe"), a joint venture which owned and operated the former
U. S. Steel Lorain, Ohio Works, with companies controlled by Blackstone Capital Partners II - those companies being Republic Technologies International, Inc., Republic Engineered Steels, Inc. and Bar Technologies, Inc. The new company is known as Republic Technologies International, LLC ("Republic"). In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns approximately 16% of Republic, which produces raw steel, semi-finished steel products and bar products. The seamless pipe business of USS/Kobe was excluded from the transaction and reformed as Lorain Tubular Company, LLC, a joint venture between USX and Kobe. At the close of business on December 31, 1999, USX completed the purchase of Kobe's 50% interest in Lorain Tubular Company, LLC which will be included in the U. S. Steel Group.

         USX and Kobe also participate in another joint venture, PRO-TEC, which owns and operates two hot-dip galvanizing lines in Leipsic, Ohio. The first galvanizing line commenced operations in early 1993. In November 1998, operations commenced on a second hot-dip galvanized sheet line which expanded PRO-TEC's capacity nearly 400,000 tons a year to 1.0 million tons annually. Total shipments by PRO-TEC were approximately 925,000 tons in 1999.

         USX and Worthington Industries Inc. participate in a joint venture known as Worthington Specialty Processing which operates a steel processing facility in Jackson, Michigan. The plant is operated by Worthington Industries, Inc. The facility contains state-of-the-art technology capable of processing master steel coils into both slit coils and sheared first operation blanks including rectangles, trapezoids, parallelograms and chevrons. It is designed to meet specifications for the automotive, appliance, furniture and metal door industries. In 1999, Worthington Specialty Processing processed approximately 397,000 tons.

         USX and Rouge Steel Company participate in Double Eagle Steel Coating Company ("DESCO"), a joint venture which operates an electrogalvanizing facility located in Dearborn, Michigan. This facility enables U. S. Steel to further supply the automotive demand for steel with corrosion resistant properties. The facility can coat both sides of sheet steel with zinc or alloy coatings and has the capability to coat one side with zinc and the other side with alloy. Capacity is 870,000 tons of electrogalvanized steel annually, with availability of the facility shared equally by the partners. In 1999, DESCO produced approximately 790,000 tons of electrogalvanized steel.

         USX and Olympic Steel, Inc. formed a 50-50 joint venture in 1997 to process laser welded sheet steel blanks at a facility in Van Buren, Michigan. The joint venture conducts business as Olympic Laser Processing. Startup began in 1998. Effective capacity is approximately 2.4 million parts annually. Laser welded blanks are used in the automotive industry for an increasing number of body fabrication applications. U. S. Steel is the venture's primary customer and is responsible for marketing the laser-welded blanks.

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

         USX and VSZ a.s., formed a 50-50 joint venture in Kosice, Slovak Republic, for the production and marketing of tin mill products to serve an emerging Central European market. In February 1998, the joint venture, doing business as VSZ U. S. Steel, s. r.o., took over ownership and commenced operation of an existing tin mill facility (VSZ's Ocel plant in Kosice) with an annual production capacity of 140,000 metric tons. In 1999, shipments from the joint venture were approximately 124,000 metric tons. In 2000, VSZ U. S. Steel,
s. r.o. will resume its planned tin mill expansion of 200,000 metric tons of capacity.

         In 1997, USX entered into the Clairton 1314B Partnership, a strategic partnership with two limited partners to acquire an interest in three coke batteries at Clairton Works. The partnership has an annual coke production capability of 1.5 million tons. In 1999, production of coke totaled 1.4 million tons. U. S. Steel, the general partner, owns a 9.78% interest in the Clairton 1314B Partnership.

         In 1997, USX, through its subsidiary, United States Steel Export Company de Mexico, along with Feralloy Mexico, S.R.L. de C.V., and Intacero de Mexico, S.A. de C.V., formed a joint venture for a slitting and warehousing facility in San Luis Potosi, Mexico. In 1999, the joint venture completed its first full year of operations, processing approximately 45,000 tons.

         On March 31, 1999, USX irrevocably deposited with a trustee the entire
5.5 million common shares it owned in RTI International Metals, Inc., terminating its ownership interest in RTI. The deposit of the shares also resulted in the satisfaction of USX's obligation under its 6-3/4% Exchangeable Notes due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity. All shares were required for satisfaction of the indexed debt; therefore, none reverted back to USX.

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

         The U. S. Steel Group has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet CAA obligations, although ongoing compliance costs have also been significant. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of the U. S. Steel Group's products and services, operating results will be adversely affected. U. S. Steel believes that its major domestic integrated steel competitors are confronted by substantially similar conditions and thus does not believe that its relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on
U. S. Steel's competitive position with regard to domestic mini-mills and some foreign steel producers and producers of materials which compete with steel, which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. For further information, see "Legal Proceedings" on page 40, and "Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies" on page S-30.

         The 1997 Kyoto Global Climate Change Agreement ("Kyoto Protocol") produced by the United Nations convention on climate change, if ratified by the
U. S. Senate, would require restrictions on greenhouse gas emissions in the United States. Options that could be considered by federal regulators to force the reductions necessary to meet these restrictions could escalate energy costs and thereby increase steel production costs. Until action is taken by the U. S. Senate to ratify or reject the Kyoto Protocol, it is not possible to estimate the effect of regulations that may be considered for implementation of emissions restrictions in the United States.

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

         The CAA requires the regulation of hazardous air pollutants and development and promulgation of Maximum Achievable Control Technology ("MACT") Standards. The amendment to the Chrome Electroplating MACT to include the chrome processes at Gary and Fairless is expected in 2000. The EPA is required to promulgate MACT standards for integrated iron and steel plants and taconite iron ore processing by November 15, 2000. The impact of these new standards could be significant to U. S. Steel, but the cost cannot be reasonably estimated until the rules are finalized.

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

         In 1999, all of the coal production of U. S. Steel Mining was metallurgical coal, which is primarily used in coke production. While USX believes that the new environmental requirements for coke ovens will not have an immediate effect on U. S. Steel Mining, the requirements may encourage development of steelmaking processes that reduce the usage of coke. The new ozone and particulate matter standards could be significant to U. S. Steel Mining, but the cost is not capable of being reasonably estimated until rules are proposed or finalized.

WATER

         The U. S. Steel Group maintains the necessary discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA, and it is in compliance with such permits. In 1998, USX entered into a consent decree with the Environmental Protection Agency ("EPA") which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, USX paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, USX will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and USX is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $30 million over the next six years. Estimated remediation and monitoring costs for this project have been accrued.


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

         Several steel production facilities and interests in two liquefied natural gas tankers are leased. See "Financial Statements and Supplementary Data
- Notes to Consolidated Financial Statements - 11. Leases" on page U-17.

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

         Unless otherwise indicated, all reserves shown are as of December 31, 1999.

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

MARATHON GROUP

ENVIRONMENTAL PROCEEDINGS

         The following is a summary of proceedings attributable to the Marathon Group that were pending or contemplated as of December 31, 1999, under federal and state environmental laws. Except as described herein, it is not possible to predict accurately the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under Item 3. "Legal Proceedings" above takes such matters into account.

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

         At December 31, 1999, USX had been identified as a PRP at a total of 15 CERCLA waste sites related to the Marathon Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with each of these sites will be under $1 million per site, and most will be under $100,000.

         In addition, there are 8 waste sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

         There are also 110 additional sites, excluding retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland which has retained liability for all costs associated with remediation. Based on currently available information, which is in many cases preliminary and incomplete, the Marathon Group believes that its liability for cleanup and remediation costs in connection with 16 of these sites will be under $100,000 per site, 33 sites have potential costs between $100,000 and $1 million per site, 10 sites may involve remediation costs between $1 million and $5 million per site. In addition, future costs for cleanup and remediation at one site, described in the following paragraph is expected to cost more than $5 million. There are 33 sites with insufficient information to estimate any remediation costs.

         There is one site that involves a remediation program in cooperation with the Michigan Department of Environmental Quality at a closed and dismantled refinery site located near Muskegon, Michigan. During the next 5 to 10 years, the Marathon Group anticipates spending between $5 million and $10 million at this site. Expenditures for 2000 are expected to be approximately $1.8 million, most of which will be devoted to the implementation of key, interim remedial measures which will be the cornerstone of a risk-based corrective action plan. The risk based corrective action plan is presently under development, and will be submitted to the Michigan Department of Environmental Quality in 2000.

         As discussed in Management's Discussion and Analysis of Environmental Matters, Litigation and Contingencies, on page U-46, in October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency ("EPA") conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V and Illinois Environmental Protection Agency conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (the Act, as amended by the 1990 Amendments, the "CAA") including New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene, the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, it is not known when complete findings on the results of the inspections will be issued. Thus far, MAP has been served with two Notices of Violation and three Findings of Violation in connection with the multi-media inspection at its Detroit refinery and one Finding of Violation at its Robinson Refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. The Robinson notice alleges noncompliance with a general conduct provision as a result of acid-gas flaring since 1994. The Robinson Refinery is alleged to have routine acid gas flaring arising from a failure to properly operate and maintain the sulfur recovery plant and amine units. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

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

         In October 1996, EPA Region 5 issued a Finding of Violation against the Robinson refinery alleging that it does not qualify for an exemption under the National Emission Standards for Benzene Waste Operations pursuant to the CAA, because the refinery's Total Annual Benzene releases exceed the limitation of 10 megagrams per year, and as a result, the refinery is in violation of the emission control, record keeping, and reports requirements. The Marathon Group contends that it does qualify for the exemption. However, in February 1999, the U.S. Department of Justice ("DOJ") in Chicago, Illinois, filed a civil complaint in the U.S. District Court for the Southern District of Illinois alleging six counts of violations of the CAA with respect to the benzene releases.

         In connection with the formation of MAP all three of the refineries owned by Ashland Inc. ("Ashland") were conveyed effective January 1, 1998, to MAP or its subsidiaries. Ashland reported in its 1997 Form 10-K, that during 1997, the EPA completed comprehensive inspections of these three refineries, prior to formation of MAP. These inspections evaluated Ashland's compliance with federal environmental laws and regulations at those facilities. Ashland reported in its 1998 Form 10-K, that during 1998, the EPA and Ashland reached an agreement with respect to the alleged violations discovered during those inspections. Ashland reported that it agreed to pay $5.864 million in civil penalties. Ashland also reported that it would undertake specific remedial projects and improvements at the refinery sites, as well as a number of supplemental environmental projects involving improvements to the facilities' operations. Ashland reported that the total cost of these projects is expected to be $26 million. Under the terms of its agreements with MAP, Ashland has retained responsibility for matters arising out of these inspections, including commencement of work as soon as practical on certain enumerated projects.

POSTED PRICE LITIGATION

         The Marathon Group, alone or with other energy companies, was named in a number of lawsuits in State and Federal courts alleging various causes of action related to crude oil royalty payments. The plaintiff's allegations included underpayment of royalties and severance taxes, antitrust violations, and violation of the Texas common purchaser statute. Governmental entities, individuals and private entities were among the plaintiffs.

         A settlement agreement which addressed all private claims (subject to opt-outs) for a period from January 1, 1986 to September 30, 1998 was approved by the U. S. District Court for the Southern District of Texas in April 1999. However, the approval of the settlement has been appealed to the 5th Circuit Court of Appeals.

         Marathon and approximately 20 other oil companies have settled a claim by the state of Texas that the oil companies allegedly violated Texas' common purchaser statute and underpaid royalties on oil produced from state lands. Under the settlement the companies paid a total of $12.6 million.

         Marathon was named by relators as a defendant, along with 17 other energy companies, in a lawsuit under the False Claims Act in the U.S. District Court of Texas (Eastern District). This case is scheduled for trial in September 2000. Marathon has recently reached an agreement in principle to settle the case, but finalization of a settlement is expected to take until the fall.

         The Marathon Group intends to vigorously defend the remaining cases.

MANTEO
         On July 18, 1997, the United States Court of Federal Claims, Case No. 92-331C, entered a judgment in the amount of $78 million in favor of Marathon Oil Company and against the United States of America. The U. S. government was effectively ordered to return lease bonuses that Marathon paid in 1981 for interest in five oil and gas leases offshore North Carolina. The lawsuit filed in May 1992 alleged, inter alia, that the federal government breached the leases through passage of legislation which disputed the company's rights to explore, develop, and produce hydrocarbons from the leases. The Department of Justice appealed the trial court's decision to the U. S. Court of Appeals for Federal Claims which reversed the trial court. During the fourth quarter of 1999, Marathon's request for Writ of Certiorari to the U.S. Supreme Court was granted. Oral argument is scheduled for March 22, 2000.


U. S. STEEL GROUP

LEGAL PROCEEDINGS

INLAND STEEL PATENT LITIGATION

         In July 1991, Inland Steel Company ("Inland") filed an action against USX and another domestic steel producer in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging defendants had infringed two of Inland's steel-related patents. Inland seeks monetary damages of up to approximately $50 million and an injunction against future infringement. USX in its answer and counterclaim alleges the patents are invalid and not infringed and seeks a declaratory judgment to such effect. In May 1993, a jury found USX to have infringed the patents. The District Court has yet to rule on the validity of the patents. In July 1993, the U. S. Patent Office rejected the claims of the two Inland patents upon a reexamination at the request of USX and the other steel producer. A further request was submitted by USX to the Patent Office in October 1993, presenting additional questions as to patentability which was granted and consolidated for consideration with the original request. In 1994, the Patent Office issued a decision rejecting all claims of the Inland patents. On September 21, 1999, the Patent Office Board of Appeals affirmed the decision of the Patent Office. Inland filed a notice of appeal with the Court of Appeals for the Federal Circuit on November 17, 1999.

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

ENVIRONMENTAL PROCEEDINGS

         The following is a summary of the proceedings attributable to the U. S. Steel Group that were pending or contemplated as of December 31, 1999, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters; however, management's belief set forth in the first paragraph under "Item 3. Legal Proceedings" above takes such matters into account.

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

         At December 31, 1999, USX had been identified as a PRP at a total of 26 CERCLA sites related to the U. S. Steel Group. Based on currently available information, which is in many cases preliminary and incomplete, USX believes that its liability for cleanup and remediation costs in connection with 12 of these sites will be between $100,000 and $1 million per site and 7 will be under $100,000.

         At the remaining 7 sites, USX presently expects that its share in the remaining cleanup costs at any single site will not exceed $5 million, although it is not possible to accurately predict the amount of USX's share in any final allocation of such costs. Following is a summary of the status of these sites:

     1. At USX's former Duluth, Minnesota Works, USX spent a total of approximately $11.2 million through 1999. The Duluth Works was listed by the Minnesota Pollution Control Agency under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has consolidated and included the Duluth Works site with the St. Louis River and Interlake sites on the EPA's National Priorities List. The Duluth Works cleanup has proceeded since 1989. USX is conducting an engineering study of the estuary sediments and the construction of a breakwater in the estuary. Depending upon the method and extent of remediation at this site, future costs are presently unknown and indeterminable.

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

         One of the PRPs filed suit against the EPA, the Ohio Environmental Protection Agency, and 13 PRPs including USX. The EPA, in turn, filed suit against the PRPs to recover $1.5 million in oversight costs. In May 1996, USX entered into a final settlement agreement to resolve this litigation and the overall allocation. USX agreed to pay 4.8% of the estimated costs which would result in USX paying an additional amount of approximately $1.1 million over a two- to three-year period. To date USX has spent $750,000 at the site. Remediation commenced in 1999.

     3. The D'Imperio/Ewan sites in New Jersey are waste disposal sites where a former USX subsidiary allegedly disposed of used paint and solvent wastes. USX has entered into a settlement agreement with the major PRPs at the sites which fixes USX's share of liability at approximately $1.2 million, $598,000 of which USX has already paid. The balance, which is expected to be paid over the next several years, has been accrued.

     4. The Berks Associates/Douglassville Site ("Berks Site") is situated on a 50-acre parcel located on the Schuylkill River in Berks County, Pennsylvania. Used oil and solvent reprocessing operations were conducted on the Berks Site between 1941 and 1986. The EPA undertook the dismantling of the Berks Site's former processing area and instituted a cost recovery suit in July 1991 against 30 former Berks Site customers, as PRPs to recover $8 million it expended in the process area dismantling. The 30 PRPs targeted by the EPA joined over 400 additional PRPs in the EPA's cost recovery litigation. On June 30, 1993, the EPA issued a unilateral administrative order to the original 30 PRPs ordering remediation which the EPA estimates will cost over $70 million. In June 1996, the PRPs proposed an alternative remedy estimated to cost approximately $20 million. USX expects its share of these costs to be approximately 7%. In September 1997, USX signed a consent decree to conduct a feasibility study at the site relating to the alternative remedy. In 1999, a new Record of Decision was approved by EPA and the DOJ. Remediation will commence in the spring of 2000.

         In February 1996, USX and other Berks Site PRPs were sued by the Pennsylvania Department of Environmental Resources ("PaDER") for $6 million in past costs.

     5. In 1987, the California Department of Health Services ("DHS") issued a remedial action order for the GBF/Pittsburg landfill near Pittsburg, California. Records indicate that from 1972 through 1974, Pittsburg Works arranged for the disposal of approximately 2.6 million gallons of waste oil, sludge, caustic mud and acid which were eventually taken to this landfill for disposal. The DHS recently requested that an interim remediation of one of the plumes of site contamination be carried out as soon as possible. The Generators' Cooperative Group has agreed to fund the interim remediation which is expected to cost approximately $400,000, of which U. S. Steel paid $43,175. Total remediation costs are estimated to be between $18 million and $32 million. In June, 1997, the DHS issued a Remedial Action Plan. Work on the Remedial Action Plan has been deferred while a Group application for an alternative remedy is being reviewed. The GBF Respondents Group has initiated an action against parties implicated at the site who have failed to become involved in cleanup related activities. In 1998, USX entered into an agreement that establishes USX's liability among the site transporter and the other participating waste generators at 10.2%. Liability of the site owner has yet to be established.

     6. In 1988, USX and three other PRPs agreed to the issuance of an administrative order by the EPA to undertake emergency removal work at the Municipal & Industrial Disposal Co. site in Elizabeth, Pennsylvania. The cost of such removal, which has been completed, was approximately $4.2 million, of which USX paid $3.4 million. The EPA has indicated that further remediation of this site may be required in the future, but it has not conducted any assessment or investigation to support what remediation would be required. In October 1991, the PaDER placed the site on the Pennsylvania State Superfund list and began a Remedial Investigation ("RI") which was issued in 1997. It is not possible to estimate accurately the cost of any remediation or USX's share in any final allocation formula; however, based on presently available information, USX may have been responsible for as much as 70% of the waste material deposited at the site. On October 10, 1995, the U.S. DOJ filed a complaint in the U.S. District Court for Western Pennsylvania against USX and other Municipal & Industrial Disposal Co. defendants to recover alleged costs incurred at the site. In June 1996, USX agreed to pay $245,000 to settle the government's claims for costs against USX, American Recovery, and Carnegie Natural Gas. In 1996, USX filed a cost recovery action against parties who did not contribute to the cost of the removal activity at the site. USX has reached a settlement in principle with all of the parties except the site owner. The PRPs are awaiting issuance of the State's Feasibility Study ("FS").

     7. USX participated with 35 other PRPs in performing removal work at the Ekotek/Petrochem site in Salt Lake City, Utah under the terms of a 1991 administrative order negotiated with the EPA. The removal work was completed in 1992 at a cost of over $9 million. In July 1992, the PRP Remediation Committee negotiated an administrative order on consent to perform a RI/FS of the site. The RI/FS was completed in 1995. A remediation plan estimated to cost $16.6 million was proposed by the EPA in 1995. In 1997, the EPA issued a revised Record of Decision with a remedial action estimated to cost $12.2 million. USX has contributed approximately $1.1 million through 1999 towards completing the removal work and performing the RI/FS. USX's proportionate share of costs presently being used by the PRP Remediation Committee is approximately 5% of the participating PRPs. The PRP Remediation Committee commenced cost recovery litigation against approximately 1,100 non-participating PRPs. Almost all of these defendants have settled their liability or joined the PRP Remediation Committee. In February 1997, the EPA issued an administrative order to USX and other PRPs to undertake the proposed remedial action and to reimburse approximately $5 million to de minimus PRPs who had earlier settled with the EPA on the basis of a substantially greater remedial cost estimate. On December 15, 1997, USX, along with forty other parties, signed a consent decree to clean up the site. Site cleanup commenced in 1999 and will be substantially complete in 2000.

         In addition, there are 12 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

         There are also 32 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, the U. S. Steel Group believes that its liability for cleanup and remediation costs in connection with 4 of these sites will be under $100,000 per site, another 4 sites have potential costs between $100,000 and $1 million per site, and 9 sites may involve remediation costs between $1 million and $5 million. Another of the 32 sites, the Grand Calumet River remediation at Gary Works described below, is expected to have remediation costs in excess of $5 million. Potential costs associated with remediation at the remaining 14 sites are not presently determinable.

         The following is a discussion of remediation activities at the U.S. Steel Group's major facilities:

GARY WORKS

         In 1990, a consent decree was signed by USX which, among other things, required USX to study and implement a program to remediate the sediment in a portion of the Grand Calumet River. USX has developed a sediment remediation plan for the section of the Grand Calumet River that runs through Gary Works. As proposed, this project would require five to six years to complete after approval and would be followed by an environmental recovery validation. The estimated program cost, which has been accrued, is approximately $30 million. USX has entered into a consent decree with the EPA which provides for the expanded sediment remediation program and resolves alleged violations of the prior consent decree and National Pollutant Discharge Elimination System permit since 1990. In 1999, USX paid civil penalties of $2.9 million for alleged violations of the Clean Water Act at Gary Works. In addition, USX has entered into a consent decree with the public trustees to settle natural resource damage claims for the portion of the Grand Calumet River that runs through Gary Works. This settlement obligates USX to purchase and restore several parcels of property and pay $1.5 million in past and future assessment and monitoring costs. In 1999, USX reimbursed past assessment costs of $570,000 and purchased properties which were conveyed to trustees.

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

         On October 23, 1998, a final Administrative Order on Consent was issued by EPA addressing Corrective Action for Solid Waste Management Units throughout Gary Works. This order requires USX to perform a RCRA Facility Investigation ("RFI") and a Corrective Measure Study ("CMS") at Gary Works. The Current Conditions Report, USX's first deliverable, was submitted to EPA in January 1997 and was approved by EPA in 1998. The Phase I RFI work plan was submitted to the EPA in July 1999. In addition, remediation of contaminated sediments in the Gary Vessel Slip has been implemented as an interim measure under the corrective action program. The work is completed and is expected to cost $2.5 million.

         IDEM issued NOVs to USS Gary Works in 1994 alleging various violations of air pollution requirements. In early 1996, USX paid a $6 million penalty and agreed to install additional pollution control equipment and programs and implement programs costing over $100 million over a period of several years. In 1999, USS Gary Works entered into an Agreed Order with IDEM to resolve outstanding air issues which required the payment of $207,400 and the installation of equipment at the No. 8 Blast Furnace and the No. 1 BOP to reduce air emissions. In November 1999, IDEM issued to USS Gary Works a NOV alleging various air violations. USS and IDEM are meeting to discuss these allegations.

         In February 1999, the USDOJ and EPA issued a letter demanding a cash payment of approximately $4 million to resolve a Finding of Violation issued in 1997 alleging improper sampling of benzene waste streams at Gary Coke. USS is negotiating with USDOJ and EPA to settle the action.

CLAIRTON

         In 1987, USX and the PaDER entered into a consent Order to resolve an incident in January 1985 involving the alleged unauthorized discharge of benzene and other organic pollutants from Clairton Works in Clairton, Pennsylvania. That consent Order required USX to pay a penalty of $50,000 and a monthly payment of $2,500 for five years. In 1990, USX and the PaDER reached agreement to amend the consent Order. Under the amended Order, USX agreed to remediate the Peters Creek Lagoon (a former coke plant waste disposal site); to pay a penalty of $300,000; and to pay a monthly penalty of up to $1,500 each month until the former disposal site is closed. Remediation costs have amounted to $2.2 million with another $3.9 million presently projected to complete the project.

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

FAIRFIELD WORKS

         In December 1995, USX reached an agreement in principle with the EPA and the DOJ with respect to alleged RCRA violations at Fairfield Works. A consent decree was signed by USX and the United States and filed with the court on December 11, 1997, under which USX will pay a civil penalty of $1 million, implement two SEPs costing a total of $1.75 million and implement a RCRA corrective action at the facility. One SEP was completed during 1998 at a cost of $250,000. The second SEP is underway.

MON VALLEY WORKS/EDGAR THOMSON PLANT

         In September 1997, USX received a draft consent decree addressing issues raised in a NOV issued by the EPA in January 1997. The NOV alleged air quality violations at U. S. Steel's Edgar Thomson Plant, which is part of Mon Valley Works. The draft consent decree addressed these issues, including various operational requirements, which EPA believes are necessary to bring the plant into compliance. USX has begun implementing some of the compliance requirements identified by EPA. USX paid a cash penalty of $550,000 and agreed to implement five SEPs valued at approximately $1.5 million in settlement of the government's allegations. On October 28, 1999, the government lodged the consent decree in federal court and the decree became effective February 1, 2000.


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

      As of January 31, 2000, there were 70,803 registered holders of Marathon Stock and 55,034 registered holders of Steel Stock.

      The Board of Directors intends to declare and pay dividends on Marathon Stock and Steel Stock based on the financial condition and results of operations of the Marathon Group and the U. S. Steel Group respectively, although it has no obligation under Delaware law or the USX Restated Certificate of Incorporation to do so. In determining its dividend policy with respect to Marathon Stock and Steel Stock, the Board will rely on the separate financial statements of the Marathon Group and the U. S. Steel Group, respectively. The method of calculating earnings per share for Marathon Stock and Steel Stock reflects the Board's intent that separately reported earnings and the surplus the Marathon Group and the U. S. Steel Group would have if separately calculated, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although the amount of funds legally available under Delaware law for the payment of dividends on these classes of stock do not necessarily correspond with these amounts. Dividends on all classes of preferred stock and USX common stock are limited to legally available funds of USX, which are determined on the basis of the entire Corporation. Distributions on Marathon Stock and Steel Stock would be precluded by a failure to pay dividends on any series of preferred stock of USX. In addition, net losses of either group, as well as dividends or distributions on either class of USX common stock or series of preferred stock and repurchases of any class of USX common stock or preferred stock at prices in excess of par or stated value will reduce the funds of USX legally available for payment of dividends on the two classes of USX common stock as well as any preferred stock.

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

      Because the Board owes an equal duty to all common stockholders regardless of class, the Board is the appropriate body to deal with these matters. In order to assist the Board in this regard, the Board has adopted policies to serve as guidelines for the resolution of matters involving a conflict or a potential conflict, including policies dealing with the payment of dividends, limiting capital investment in the U. S. Steel Group over the long term to its internally generated cash flow and allocation of corporate expenses and other matters. The Board has been advised concerning the applicable law relating to the discharge of its fiduciary duties to the common stockholders in the context of the separate classes of USX common stock and has delegated to the Audit Committee of the Board the responsibility to review matters which relate to this subject and report to the Board. Under principles of Delaware law and the "business judgement rule," absent abuse of discretion, a good faith determination made by a disinterested and adequately informed Board with respect to any matter having disparate impacts upon holders of Marathon and Steel Stock would be a defense to any challenge to such determination made by or on behalf of the holders of either class of USX common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         USX - CONSOLIDATED

                                                      DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)
                                                      -------------------------------------------
                                           1999           1998           1997          1996           1995
                                           ----           ----           ----          ----           ----
STATEMENT OF OPERATIONS DATA:
   Revenues(a) (b)....................  $ 29,583       $ 28,237       $ 22,680      $ 22,872       $ 20,293
      Income from operations(b) ......     1,863          1,517          1,705         1,779            726
      Includes:
      Inventory market valuation
      charges (credits)...............      (551)           267            284          (209)           (70)
      Gain on ownership change in MAP.       (17)          (245)             -             -              -
      Impairment of long-lived assets.         -              -              -             -            675
   Income from continuing operations..  $    705       $    674       $    908      $    946       $    217
   Income (loss) from
      discontinued operations.........         -              -             80             6              4
   Extraordinary losses...............        (7)             -              -            (9)            (7)
                                         ----------     ---------      ---------     ----------     ---------
   Net income ........................  $    698       $    674       $    988      $    943       $    214
   Noncash credit from exchange of
    preferred stock (c)...............         -              -             10             -              -
   Dividends on preferred stock.......        (9)            (9)           (13)          (22)           (28)
                                         ---------      ---------      ---------     ---------      ---------
   Net income applicable to
      common stocks...................  $    689       $    665       $    985      $    921       $    186

(a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets, gain on affiliate stock offering and other income.
(b) Excludes amounts for the Delhi Companies (sold in 1997), which have been reclassified as discontinued operations. See Note 5 to the USX Consolidated Financial Statements, on page U-11.
(c)   See Note 23 to the USX Consolidated Financial Statements, on page U-25.

--------------------------------------------------------------------------------

COMMON SHARE DATA
MARATHON STOCK:
   Income (loss) before extraordinary losses
      applicable to Marathon Stock....         $    654       $    310       $    456      $    671       $   (87)
   Per share-basic (in dollars).......             2.11           1.06           1.59          2.33          (.31)
      -Diluted (in dollars)...........             2.11           1.05           1.58          2.31          (.31)

   Net income (loss) applicable to
      Marathon Stock..................              654            310            456           664           (92)
   Per share-basic (in dollars) ......             2.11           1.06           1.59          2.31          (.33)
      -Diluted (in dollars)...........             2.11           1.05           1.58          2.29          (.33)

   Dividends paid per share (in dollars)            .84            .84            .76           .70           .68
      Common Stockholders' Equity
      per share (in dollars)..........            15.38          13.95          12.53         11.62          9.99

SELECTED FINANCIAL DATA (CONTD.)
USX - CONSOLIDATED (CONTD.)

                                                      DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)
                                                      -------------------------------------------
                                             1999          1998           1997          1996           1995
                                             ----          ----           ----          ----           ----

STEEL STOCK:
    Income before extraordinary losses
       applicable to Steel Stock.......  $      42      $    355       $    449      $    253       $    279
    Per share-basic (in dollars) ......        .48          4.05           5.24          3.00           3.53
       -Diluted (in dollars)...........        .48          3.92           4.88          2.97           3.43

    Net income applicable to
       Steel Stock.....................         35           355            449           251            277
    Per share-basic (in dollars) ......        .40          4.05           5.24          2.98           3.51
       -Diluted (in dollars)...........        .40          3.92           4.88          2.95           3.41

    Dividends paid per share (in dollars)     1.00          1.00           1.00          1.00           1.00
    Common Stockholders' Equity
       per share (in dollars)..........      23.23         23.66          20.56         18.37          16.10


-------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA-DECEMBER 31:
    Capital expenditures-for year......  $  1,665       $  1,580       $   1,373     $   1,168      $   1,016
       Total assets....................    22,962         21,133          17,284        16,980         16,743
       Capitalization:
       Notes payable...................  $      -       $    145       $     121     $      81      $      40
       Total long-term debt............     4,283          3,991           3,403         4,212          4,937
       Preferred stock of subsidiary(a).      250            250             250           250            250
       Trust preferred securities(a)...       183            182             182             -              -
       Minority interest in MAP........     1,753          1,590               -             -              -
       Redeemable Delhi Stock(b).......         -              -             195             -              -
       Preferred stock.................         3              3               3             7              7
    Common stockholders' equity........     6,853          6,402           5,397         5,015          4,321
                                            ----- -     ---------      ---------     ---------      ---------
    Total capitalization...............  $ 13,325       $ 12,563       $   9,551     $   9,565      $   9,555
                                         =========      =========      =========     =========      =========

    Ratio of earnings to fixed charges(c)    4.32           3.56            3.79          3.65           1.58
    Ratio of earnings to combined fixed
       charges and preferred stock
       dividends(c)....................      4.20           3.45            3.63          3.41           1.46

---------------
(a)   See Note 23 to the USX Consolidated Financial Statements, on page U-25.

(b) On January 26, 1998, USX redeemed all of the outstanding shares of Delhi Stock. For additional information regarding Delhi Stock, see Income Per Common Share on page U-3, and Note 5 to the USX Consolidated Financial Statements, on page U-11.

(c) Amounts represent combined fixed charges and earnings from continuing operations.

SELECTED FINANCIAL DATA (CONTD.)
USX - MARATHON GROUP

                                                      DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)
                                                      -------------------------------------------
                                             1999          1998           1997          1996           1995
                                             ----          ----           ----          ----           ----
STATEMENT OF OPERATIONS DATA:
    Revenues(a)........................  $ 24,327       $ 21,977       $ 15,846      $ 16,289       $ 13,793
    Income from operations.............     1,713            938            932         1,296            147
       Includes:
       Inventory market valuation
          charges (credits)............      (551)           267            284          (209)           (70)
       Gain on ownership change in MAP.       (17)          (245)             -             -              -
       Impairment of long-lived assets.         -              -              -             -            659
    Income (loss) before extraordinary
       losses..........................       654            310            456           671            (83)
    Net income (loss)..................  $    654       $    310       $    456      $    664       $    (88)
    Dividends on preferred stock.......         -              -              -             -             (4)
                                         ---------      ---------      ---------     ---------      ---------
    Net income (loss) applicable to
       Marathon Stock..................  $    654       $    310       $    456      $    664       $    (92)

-------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA

    Income (loss) before extraordinary
       losses
       - basic ........................  $   2.11       $   1.06       $   1.59      $   2.33       $   (.31)
       - diluted.......................      2.11           1.05           1.58          2.31           (.31)
    Net income (loss)-basic............      2.11           1.06           1.59          2.31           (.33)
       - diluted.......................      2.11           1.05           1.58          2.29           (.33)
    Dividends paid.....................       .84            .84            .76           .70            .68
    Common stockholders' equity........     15.38          13.95          12.53         11.62           9.99

-------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA-DECEMBER 31:
    Capital expenditures-for year......  $  1,378       $  1,270       $  1,038      $    751       $    642
    Total assets.......................    15,705         14,544         10,565        10,151         10,109

    Capitalization:
       Notes payable...................  $      -       $    132       $    108      $     59       $     31
       Total long-term debt............     3,368          3,515          2,893         2,906          3,720

       Preferred stock of subsidiary...       184            184            184           182            182

       Minority interest in MAP........     1,753          1,590              -             -              -

       Common stockholders' equity.....     4,800          4,312          3,618         3,340          2,872
                                         ---------      ---------      ---------     ---------      ---------
            Total capitalization.......  $ 10,105       $  9,733       $  6,803      $  6,487       $  6,805
                                         =========      =========      =========     =========      =========

--------------
(a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets and other income.

SELECTED FINANCIAL DATA (CONTD.)
USX - U. S. STEEL  GROUP

                                                      DOLLARS IN MILLIONS (EXCEPT PER SHARE DATA)
                                                      -------------------------------------------
                                             1999          1998           1997          1996           1995
                                             ----          ----           ----          ----           ----
STATEMENT OF OPERATIONS DATA:
    Revenues(a)......................    $   5,314      $  6,283       $  6,941      $  6,670       $  6,557
    Income from operations...........          150           579            773           483            582
    Includes:
      Impairment of long-lived assets            -             -              -             -             16
    Income before extraordinary
      losses.........................           51           364            452           275            303
    Net income.......................    $      44      $    364       $    452      $    273       $    301
    Noncash credit from exchange
    of preferred stock(b)............            -             -             10             -              -
    Dividends on preferred stock.....           (9)           (9)           (13)          (22)           (24)
                                         ----------     ---------      ---------     ---------      ---------

    Net income applicable to
      Steel Stock....................    $      35      $    355       $    449      $    251       $    277

-------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA

    Income before extraordinary
      losses
      -basic.........................    $     .48      $   4.05       $   5.24      $   3.00       $   3.53
      -diluted.......................          .48          3.92           4.88          2.97           3.43
    Net income -basic................          .40          4.05           5.24          2.98           3.51
      -diluted.......................          .40          3.92           4.88          2.95           3.41
    Dividends paid...................         1.00          1.00           1.00          1.00           1.00
    Common stockholders' equity......        23.23         23.66          20.56         18.37          16.10

-------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA-DECEMBER 31:
    Capital expenditures-for year....    $     287      $    310       $    261      $    337       $    324
    Total assets.....................        7,525         6,749          6,694         6,580          6,521

    Capitalization:
      Notes payable..................    $       -      $     13       $     13      $     18       $      8
      Total long-term debt...........          915           476            510         1,087          1,016
      Preferred stock of subsidiary..           66            66             66            64             64
      Trust Preferred Securities.....          183           182            182             -              -
      Preferred stock................            3             3              3             7              7
      Common stockholders' equity....        2,053         2,090          1,779         1,559          1,337
                                         ----------     ---------      ---------     ---------      ---------
           Total capitalization......    $   3,220      $  2,830       $  2,553      $  2,735       $  2,432
                                         ==========     =========      =========     =========      =========

-------------
(a) Consists of sales, dividend and affiliate income, net gains on disposal of assets, gain on affiliate stock offering and other income.

(b)   See Note 23 to the USX Consolidated Financial Statements, on page U-25.

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

                                                                                                                      PAGE
                                                                                                                      ----

                  Management's Report.............................................................................    U-1

                  Audited Consolidated Financial Statements:
                   Report of Independent Accountants..............................................................    U-1
                   Consolidated Statement of Operations...........................................................    U-2
                   Consolidated Balance Sheet.....................................................................    U-4
                   Consolidated Statement of Cash Flows...........................................................    U-5
                   Consolidated Statement of Stockholders' Equity.................................................    U-6
                   Notes to Consolidated Financial Statements.....................................................    U-8

                  Selected Quarterly Financial Data...............................................................    U-29

                  Principal Unconsolidated Affiliates.............................................................    U-30

                  Supplementary Information.......................................................................    U-30

                  Five-Year Operating Summary -- Marathon Group....................................................   U-35

                  Five-Year Operating Summary -- U. S. Steel Group.................................................   U-37

                  Five-Year Financial Summary.....................................................................    U-38

                  Management's Discussion and Analysis............................................................    U-39

                  Quantitative and Qualitative Disclosures About Market Risk......................................    U-60

         MANAGEMENT'S REPORT

         The accompanying consolidated financial statements of USX Corporation and Subsidiary Companies (USX) are the responsibility of and have been prepared by USX in conformity with accounting principles generally accepted in the United States. They necessarily include some amounts that are based on best judgments and estimates. The consolidated financial information displayed in other sections of this report is consistent with these consolidated financial statements.
              USX seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.
              USX has a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the consolidated financial statements, USX's independent accountants, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.
              The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of its responsibilities relative to internal accounting controls and the consolidated financial statements.

         Thomas J. Usher                             Robert M. Hernandez                      Kenneth L. Matheny
         CHAIRMAN, BOARD OF DIRECTORS                VICE CHAIRMAN                            VICE PRESIDENT
         & CHIEF EXECUTIVE OFFICER                   & CHIEF FINANCIAL OFFICER                & COMPTROLLER

         REPORT OF INDEPENDENT ACCOUNTANTS

         To the Stockholders of USX Corporation:

         In our opinion, the accompanying consolidated financial statements appearing on pages U-2 through U-28 present fairly, in all material respects, the financial position of USX Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         PricewaterhouseCoopers LLP
         600 GRANT STREET, PITTSBURGH, PENNSYLVANIA 15219-2794
         FEBRUARY 8, 2000


                        CONSOLIDATED STATEMENT OF OPERATIONS

                        (DOLLARS IN MILLIONS)                                                    1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        REVENUES:
                         Sales (NOTE 6)                                                      $  29,534    $  27,789    $  22,467
                         Dividend and affiliate income (loss)                                      (20)          96          105
                         Net gains on disposal of assets                                            21           82           94
                         Gain on ownership change in
                           Marathon Ashland Petroleum LLC (NOTE 3)                                  17          245            -
                         Other income                                                               31           25           14
                                                                                              ---------    ---------    ---------
                              Total revenues                                                    29,583       28,237       22,680
                                                                                              ---------    ---------    ---------
                        COSTS AND EXPENSES:
                         Cost of sales (excludes items shown below)                             22,143       20,371       16,047
                         Selling, general and administrative expenses                              203          304          218
                         Depreciation, depletion and amortization                                1,254        1,224          967
                         Taxes other than income taxes                                           4,433        4,241        3,270
                         Exploration expenses                                                      238          313          189
                         Inventory market valuation charges (credits) (NOTE 17)                   (551)         267          284
                                                                                              ---------    ---------    ---------
                              Total costs and expenses                                          27,720       26,720       20,975
                                                                                              ---------    ---------    ---------
                        INCOME FROM OPERATIONS                                                   1,863        1,517        1,705
                        Net interest and other financial costs (NOTE 7)                            362          279          347
                        Minority interest in income of
                         Marathon Ashland Petroleum LLC (NOTE 3)                                   447          249            -
                                                                                              ---------    ---------    ---------
                        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    1,054          989        1,358
                        Provision for estimated income taxes (NOTE 12)                             349          315          450
                                                                                              ---------    ---------    ---------
                        INCOME FROM CONTINUING OPERATIONS                                          705          674          908
                                                                                              ---------    ---------    ---------
                                                                                              ---------    ---------    ---------
                        DISCONTINUED OPERATIONS (NOTE 5):
                         Loss from operations (net of income tax)                                    -            -           (1)
                         Gain on disposal (net of income tax)                                        -            -           81
                                                                                              ---------    ---------    ---------
                        INCOME FROM DISCONTINUED OPERATIONS                                          -            -           80
                                                                                              ---------    ---------    ---------
                        Extraordinary losses (NOTE 8)                                                7            -            -
                                                                                              ---------    ---------    ---------
                        NET INCOME                                                                 698          674          988
                        Noncash credit from exchange of preferred stock (NOTE 23)                    -            -           10
                        Dividends on preferred stock                                                (9)          (9)         (13)
                                                                                              ---------    ---------    ---------
                        NET INCOME APPLICABLE TO COMMON STOCKS                               $     689    $     665    $     985
                        ---------------------------------------------------------------------------------------------------------

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        INCOME PER COMMON SHARE

                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)                             1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        CONTINUING OPERATIONS
                        APPLICABLE TO MARATHON STOCK:
                         Net income                                                          $     654    $     310    $     456
                         PER SHARE DATA:
                           Basic                                                                  2.11         1.06         1.59
                           Diluted                                                                2.11         1.05         1.58
                       -----------------------------------------------------------------------------------------------------------
                        APPLICABLE TO STEEL STOCK:
                         Income before extraordinary losses                                  $      42    $     355    $     449
                         Extraordinary losses                                                        7            -            -
                                                                                              ---------    ---------    ---------
                         Net income                                                          $      35     $    355    $     449
                         PER SHARE DATA
                           BASIC:
                            Income before extraordinary losses                               $     .48    $    4.05    $    5.24
                            Extraordinary losses                                                   .08            -            -
                                                                                              ---------    ---------    ---------
                            Net income                                                       $     .40    $    4.05    $    5.24
                           DILUTED:
                            Income before extraordinary losses                               $     .48    $    3.92    $    4.88
                            Extraordinary losses                                                   .08            -            -
                                                                                              ---------    ---------    ---------
                            Net income                                                       $     .40    $    3.92    $    4.88
                       -----------------------------------------------------------------------------------------------------------
                        DISCONTINUED OPERATIONS
                        APPLICABLE TO DELHI STOCK:
                         Net income                                                                                    $    79.7
                         PER SHARE DATA:
                           Basic                                                                                            8.43
                           Diluted                                                                                          8.41
                       -----------------------------------------------------------------------------------------------------------

                        See Note 22, for a description and computation of income per common share. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED BALANCE SHEET

                        (DOLLARS IN MILLIONS)                                         December 31             1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        ASSETS
                        Current assets:
                           Cash and cash equivalents (NOTE 4)                                             $     133    $     146
                           Receivables, less allowance for doubtful accounts of
                             $12 and $12 (NOTE 16)                                                            2,696        1,663
                           Inventories (NOTE 17)                                                              2,627        2,008
                           Deferred income tax benefits (NOTE 12)                                               303          217
                           Other current assets                                                                 218          172
                                                                                                           ---------    ---------
                               Total current assets                                                           5,977        4,206

                        Investments and long-term receivables, less reserves of
                           $3 and $10 (NOTE 14)                                                               1,247        1,249
                        Property, plant and equipment - net (NOTE 13)                                        12,809       12,929
                        Prepaid pensions (NOTE 10)                                                            2,629        2,413
                        Other noncurrent assets                                                                 300          336
                                                                                                           ---------    ---------
                               Total assets                                                               $  22,962    $  21,133
                       -----------------------------------------------------------------------------------------------------------
                        LIABILITIES
                        Current liabilities:
                           Notes payable                                                                  $     -        $   145
                           Accounts payable                                                                   3,397        2,438
                           Distribution payable to minority shareholder of
                             Marathon Ashland Petroleum LLC (NOTE 4)                                              -          103
                           Payroll and benefits payable                                                         468          520
                           Accrued taxes                                                                        283          245
                           Accrued interest                                                                     107           97
                           Long-term debt due within one year (NOTE 16)                                          61           71
                                                                                                           ---------    ---------
                               Total current liabilities                                                      4,316        3,619

                        Long-term debt (NOTE 16)                                                              4,222        3,920
                        Deferred income taxes (NOTE 12)                                                       1,839        1,579
                        Employee benefits (NOTE 10)                                                           2,809        2,868
                        Deferred credits and other liabilities                                                  734          720
                        Preferred stock of subsidiary (NOTE 23)                                                 250          250
                        USX obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely junior subordinated
                         convertible debentures of USX (NOTE 23)                                                183          182

                        Minority interest in Marathon Ashland Petroleum LLC (NOTE 3)                          1,753        1,590

                        STOCKHOLDERS' EQUITY (Details on pages U-6 and U-7)
                        Preferred stock (NOTE 24) -
                           6.50% Cumulative Convertible issued - 2,715,287 shares and
                             2,767,787 shares ($136 and $138 liquidation preference, respectively)                3            3
                        Common stocks:
                           Marathon Stock issued - 311,767,181 shares and 308,458,835 shares
                             (par value $1 per share, authorized 550,000,000 shares)                            312          308
                           Steel Stock issued - 88,397,714 shares and 88,336,439 shares
                             (par value $1 per share, authorized 200,000,000 shares)                             88           88
                           Securities exchangeable solely into Marathon Stock -
                             issued - 288,621 shares and 507,324 shares (NOTE 3)                                  -            1
                        Additional paid-in capital                                                            4,673        4,587
                        Deferred compensation                                                                     -           (1)
                        Retained earnings                                                                     1,807        1,467
                        Accumulated other comprehensive income (loss)                                           (27)         (48)
                                                                                                           ---------    ---------
                               Total stockholders' equity                                                     6,856        6,405
                                                                                                           ---------    ---------
                               Total liabilities and stockholders' equity                                 $  22,962    $  21,133
                       -----------------------------------------------------------------------------------------------------------

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                        (DOLLARS IN MILLIONS)                                                    1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                        OPERATING ACTIVITIES:
                        Net income                                                           $     698    $     674    $     988
                        Adjustments to reconcile to net cash provided
                         from operating activities:
                           Extraordinary losses                                                      7            -            -
                           Minority interest in income of
                             Marathon Ashland Petroleum LLC                                        447          249           -
                           Depreciation, depletion and amortization                              1,254        1,224          987
                           Exploratory dry well costs                                              109          186           78
                           Inventory market valuation charges (credits)                           (551)         267          284
                           Pensions and other postretirement benefits                             (220)        (181)        (342)
                           Deferred income taxes                                                   212          184          228
                           Gain on disposal of the Delhi Companies                                   -            -         (287)
                           Gain on ownership change in
                             Marathon Ashland Petroleum LLC                                        (17)         (245)         -
                           Net gains on disposal of assets                                         (21)         (82)         (94)
                           Changes in: Current receivables  - sold                                (320)         (30)        (390)
                                                            - operating turnover                  (977)         451           16
                                        Inventories                                                (77)          (6)         (39)
                                        Current accounts payable and accrued expenses            1,240         (497)          91
                           All other - net                                                         152         (172)         (56)
                                                                                              ---------    ---------    ---------
                              Net cash provided from operating activities                        1,936        2,022        1,464
                                                                                              ---------    ---------    ---------
                        INVESTING ACTIVITIES:

                        Capital expenditures                                                    (1,665)      (1,580)      (1,373)
                        Acquisition of Tarragon Oil and Gas Limited                                  -         (686)           -
                        Proceeds from sale of the Delhi Companies                                    -            -          752
                        Disposal of assets                                                         366           86          481
                        Restricted cash - withdrawals                                               60          241          108
                                        - deposits                                                 (61)         (67)        (205)
                        Affiliates- investments                                                    (74)        (115)        (219)
                                  - loans and advances                                             (70)        (104)         (46)
                                  - returns and repayments                                           1            71           10
                        All other - net                                                            (25)          (4)          (3)
                                                                                              ---------    ---------    ---------
                              Net cash used in investing activities                             (1,468)      (2,158)        (495)
                                                                                              ---------    ---------    ---------
                        FINANCING ACTIVITIES:

                        Commercial paper and revolving credit arrangements - net                  (381)         724           41
                        Other debt - borrowings                                                    810        1,036           11
                                    - repayments                                                  (242)      (1,445)        (786)
                        Common stock    - issued                                                    89          668           82
                                        - repurchased                                                -         (195)           -
                        Preferred stock repurchased                                                 (2)          (8)           -
                        Dividends paid                                                            (354)        (342)        (316)
                        Distributions to minority shareholder of
                         Marathon Ashland Petroleum LLC                                           (400)        (211)        -
                                                                                              ---------    ---------    ---------
                              Net cash provided from (used in) financing activities               (480)          227        (968)
                                                                                              ---------    ---------    ---------
                        EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (1)           1           (2)
                                                                                              ---------    ---------    ---------
                        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (13)          92           (1)

                        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             146           54           55
                                                                                              ---------    ---------    ---------
                        CASH AND CASH EQUIVALENTS AT END OF YEAR                             $     133    $     146    $      54
                       -----------------------------------------------------------------------------------------------------------

                        See Note 18, for supplemental cash flow information. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

After the redemption of the USX - Delhi Group Common Stock (Delhi Stock) on January 26, 1998 (Note 5), USX has two classes of common stock: USX - Marathon Group Common Stock (Marathon Stock) and USX - U. S. Steel Group Common Stock (Steel Stock), which are intended to reflect the performance of the Marathon and U. S. Steel Groups, respectively. (See Note 9, for a description of the two Groups.) During 1998, USX issued 878,074 Exchangeable Shares (exchangeable solely into Marathon Stock) related to the purchase of a Canadian company. (See Note 3.)

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

                                                  Dollars in millions             Shares in thousands
                                                ---------------------------     --------------------------
                                                1999      1998      1997       1999       1998      1997
----------------------------------------------------------------------------------------------------------
PREFERRED STOCK (NOTE 24) -
 6.50% Cumulative Convertible:
   Outstanding at beginning of year          $     3    $    3    $    7       2,768     2,962     6,900
   Repurchased                                     -         -         -         (53)     (194)        -
   Exchanged for trust preferred securities        -         -        (4)          -         -    (3,938)
                                              -------   -------   -------    --------  --------  --------
   Outstanding at end of year                $     3    $    3    $    3       2,715     2,768     2,962
----------------------------------------------------------------------------------------------------------
COMMON STOCKS:
 Marathon Stock:
   Outstanding at beginning of year          $   308    $  289    $  288     308,459   288,786   287,525
   Issued in public offering                       -        17         -          67    17,000         -
   Issued for:
    Employee stock plans                           3         2         1       2,903     2,236     1,209
    Dividend Reinvestment and
      Direct Stock Purchase Plan                   -         -         -         120        66        52
    Exchangeable Shares                            1         -         -         218       371         -
                                              -------   -------   -------    --------  --------  --------
   Outstanding at end of year                $   312    $  308    $  289     311,767   308,459   288,786
 ---------------------------------------------------------------------------------------------------------
 Steel Stock:
   Outstanding at beginning of year          $    88    $   86    $   85      88,336    86,578    84,885
   Issued for:
    Employee stock plans                           -         2         1          62     1,733     1,416
    Dividend Reinvestment and
      Direct Stock Purchase Plan                   -         -         -           -        25       277
                                              -------   -------   -------    --------  --------  --------
   Outstanding at end of year                $    88    $   88    $   86      88,398    88,336    86,578
 ---------------------------------------------------------------------------------------------------------
 Delhi Stock:
   Outstanding at beginning of year          $     -    $    -    $    9           -         -     9,448
   Canceled - employee stock plans                 -         -         -           -         -        (3)
   Reclassified to redeemable Delhi Stock          -         -        (9)          -         -    (9,445)
                                              -------   -------   -------    --------  --------  --------
   Outstanding at end of year                $     -    $    -    $    -           -         -         -
 ---------------------------------------------------------------------------------------------------------
 Securities exchangeable solely into
   Marathon Stock:
   Outstanding at beginning of year          $     1    $    -    $    -         507         -         -
   Issued to acquire Tarragon stock                -         1         -           -       878         -
   Exchanged for Marathon Stock                   (1)        -         -        (218)     (371)        -
                                              -------   -------   -------    --------  --------  --------
   Outstanding at end of year                $     -    $    1    $    -         289       507         -
 ---------------------------------------------------------------------------------------------------------


                          (Table continued on next page)

                                                   STOCKHOLDERS' EQUITY           COMPREHENSIVE INCOME
                                                  -------------------------      ------------------------
(DOLLARS IN MILLIONS)                            1999      1998       1997      1999      1998      1997
----------------------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
 Balance at beginning of year                  $4,587    $3,924    $ 4,150
 Marathon Stock issued                             92       598         38
 Steel Stock issued                                 2        57         52
 Exchangeable Shares:
   Issued                                           -        28          -
   Exchanged for Marathon Stock                    (6)      (12)         -
 6.50% preferred stock:
   Repurchased                                     (2)       (8)         -
   Exchanged for trust preferred securities         -         -       (188)
 Reclassified to redeemable Delhi Stock             -         -       (128)
                                               -------   -------    -------
 Balance at end of year                        $4,673    $4,587    $ 3,924
---------------------------------------------------------------------------
DEFERRED COMPENSATION (NOTE 19)                $    -    $   (1)   $    (3)
---------------------------------------------------------------------------
RETAINED EARNINGS:
 Balance at beginning of year                  $1,467    $1,138    $   517
 Net income                                       698       674        988   $   698    $  674    $   988
 Dividends on preferred stock                      (9)       (9)       (13)
 Dividends on Marathon Stock
   (per share: $.84 in 1999 and 1998
    and $.76 in 1997)                            (261)     (248)      (219)
 Dividends on Steel Stock (per share $1.00)       (88)      (88)       (86)
 Dividends on Delhi Stock (per share $.15)          -         -         (1)
 Reclassified to redeemable Delhi Stock             -         -        (58)
 Noncash credit from exchange of
   preferred stock                                  -         -         10
                                               -------   -------    -------
 Balance at end of year                        $1,807    $1,467    $ 1,138
---------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
 Minimum pension liability adjustments:
   Balance at beginning of year                $  (37)   $  (32)   $   (22)
   Changes during year, net of taxes(a)            27        (5)       (10)       27        (5)       (10)
                                               -------   -------    -------
   Balance at end of year                         (10)      (37)       (32)
                                               -------   -------    -------
 Foreign currency translation adjustments:
   Balance at beginning of year                $  (11)   $   (8)   $    (8)
   Changes during year, net of taxes(a)            (6)       (3)         -        (6)       (3)         -
                                               -------   -------    -------
   Balance at end of year                         (17)      (11)        (8)
                                               -------   -------    -------
 Unrealized holding gains on investments:
   Balance at beginning of year                $    -    $    3    $     -
   Changes during year, net of taxes(a)            (1)        2          3        (1)        2          3
   Reclassification adjustment
     included in net income                         1        (5)         -         1        (5)         -
                                               -------   -------    -------
   Balance at end of year                           -         -          3
---------------------------------------------------------------------------
       Total balances at end of year           $  (27)   $  (48)   $   (37)
----------------------------------------------------------------------------------------------------------
         TOTAL COMPREHENSIVE INCOME(b)                                       $   719    $  663    $   981
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                     $6,856    $6,405    $ 5,400
---------------------------------------------------------------------------
(a)   Related income tax provision (credit):     1999      1998       1997
                                                -----     -----      -----
    Minimum pension liability adjustments      $  (13)   $    3    $     5
    Foreign currency translation adjustments        3         4          -
    Unrealized holding gains on investments         -         2         (1)

(b) Total comprehensive income by Group:
    Marathon Group                             $  660    $  306    $   457
    U. S. Steel Group                              59       357        444
    Delhi Group                                     -         -         80
                                               ------    ------    -------
      Total                                    $  719    $  663    $   981
                                               ======    ======    =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

        PRINCIPLES APPLIED IN CONSOLIDATION - The consolidated financial statements include the accounts of USX Corporation and the majority-owned subsidiaries which it controls (USX).

             Investments in unincorporated oil and gas joint ventures, undivided interest pipelines and jointly owned gas processing plants are consolidated on a pro rata basis.

             Investments in entities over which USX has significant influence are accounted for using the equity method of accounting and are carried at USX's share of net assets plus loans and advances.

             Investments in companies whose stock is publicly traded are carried at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

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

        REVENUE RECOGNITION - Revenues principally include sales, dividend and affiliate income, gains or losses on the disposal of assets and gains or losses from changes in ownership interests.

            SALES - Sales are recognized when products are shipped or services are provided to customers. Consumer excise taxes on petroleum products and merchandise and matching crude oil and refined products buy/sell transactions settled in cash are included in both revenues and costs and expenses, with no effect on income.

            DIVIDEND AND AFFILIATE INCOME - Dividend and affiliate income includes USX's proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.

            DISPOSAL OF ASSETS - When long-lived assets depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when long-lived assets are reclassified as assets held for sale. Proceeds from disposal of long-lived assets depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

            GAS BALANCING - USX follows the sales method of accounting for gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

            CHANGES IN OWNERSHIP INTEREST - Gains or losses from a change in ownership of a consolidated subsidiary or an unconsolidated affiliate are recognized in revenues in the period of change.

        CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

        INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

        DERIVATIVE INSTRUMENTS - USX uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Management is authorized to use futures, forwards, swaps and options related to the purchase, production or sale of crude oil, natural gas, refined products, nonferrous metals and electricity. While USX's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume price risk.

     COMMODITY-BASED HEDGING TRANSACTIONS - For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, as a component of sales or cost of sales, in the same period as the underlying physical transaction. To qualify for hedge accounting, derivative positions cannot remain open if the underlying physical market risk has been removed. If such derivative positions remain in place, they would be marked-to-market and accounted for as trading or other activities. Recorded deferred gains or losses are reflected within other current and noncurrent assets or accounts payable and deferred credits and other liabilities, as appropriate.

     COMMODITY-BASED TRADING AND OTHER ACTIVITIES - Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period within income from operations. This category also includes the use of derivative instruments that have no offsetting underlying physical market risk.

     FOREIGN CURRENCY TRANSACTIONS - USX uses forward exchange contracts to manage currency risks. Gains or losses related to firm commitments are deferred and recognized concurrent with the underlying transaction. All other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. Forward exchange contracts are recorded as receivables or payables, as appropriate.

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

     USX evaluates impairment of its oil and gas producing assets primarily on a field-by-field basis using undiscounted cash flows based on total proved reserves. Other assets are evaluated on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

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

RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1999 classifications.

--------------------------------------------------------------------------------
2. NEW ACCOUNTING STANDARDS

                        Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, USX identified additional environmental remediation liabilities of $46 million, of which $28 million was discounted to a present value of $13 million and $18 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. Estimated receivables for recoverable costs related to adoption of SOP 96-1 were $4 million. The net unfavorable effect of adoption on income from operations at January 1, 1997, was $27 million.
                             In June 1998, the Financial Accounting Standards
                        Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle.
                             Under the new Standard, USX may elect not to
                        designate certain derivative instruments as hedges even
                        if the strategy qualifies for hedge accounting treatment. This approach would eliminate the administrative effort needed to measure effectiveness and monitor such instruments; however, this approach also may result in additional volatility in current period earnings.
                             USX cannot reasonably estimate the effect of
                        adoption on either the financial position or results of operations. It is not possible to estimate what effect this Statement will have on future results of operations, although greater period-to-period volatility is likely. USX plans to adopt the Standard effective January 1, 2001.

--------------------------------------------------------------------------------
3. BUSINESS COMBINATIONS

                        In August 1998, Marathon Oil Company (Marathon) acquired Tarragon Oil and Gas Limited (Tarragon), a Canadian oil and gas exploration and production company. Securityholders of Tarragon received, at their election, Cdn$14.25 for each Tarragon share, or the economic equivalent in Exchangeable Shares of an indirect Canadian subsidiary of Marathon, which are exchangeable solely on a one-for-one basis into Marathon Stock. The purchase price included cash payments of $686 million, issuance of 878,074 Exchangeable Shares valued at $29 million and the assumption of $345 million in debt.
                             The Exchangeable Shares are exchangeable at the
                        option of the holder at any time and automatically redeemable on August 11, 2003 (and, in certain circumstances, as early as August 11, 2001). The holders of Exchangeable Shares are entitled to receive declared dividends equivalent to dividends declared from time to time by USX on Marathon Stock.
                             USX accounted for the acquisition using the
                        purchase method of accounting. The 1998 results of operations include the operations of Marathon Canada Limited, formerly known as Tarragon, commencing August 12, 1998.
                             During 1997, Marathon and Ashland Inc. (Ashland)
                        agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million, which is included in 1998 revenues. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $17 million in 1999.

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

                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               1998           1997
                       --------------------------------------------------------------------------------
                        Revenues                                            $ 28,331       $30,259
                        Net income                                               643 (a)       989 (a)
                        Net income per common share of Marathon Stock -
                         Basic and diluted                                       .95          1.58
                       --------------------------------------------------------------------------------

                        (a)Excluding the pro forma inventory market valuation
                           adjustment, pro forma net income would have been $747 million in 1998 and $1,151 million in 1997. Reported net income, excluding the reported inventory market valuation adjustment, would have been $778 million in 1998 and $1,167 million in
                           1997.

--------------------------------------------------------------------------------
4. TRANSACTIONS BETWEEN MAP AND ASHLAND

                        At December 31, 1999 and 1998, MAP had current receivables from Ashland of $26 million and $22 million, respectively, and current payables to Ashland of $2 million at December 31, 1999, and at December 31, 1998, $106 million, including distributions payable.
                             At December 31, 1998, MAP's cash and cash
                        equivalents included a $103 million demand note invested with Ashland, which was repaid in January 1999.
                             MAP has a $190 million short-term revolving credit
                        agreement with Ashland. Interest on borrowings is based on the Federal Funds Rate in effect each day during the period plus 0.30 of 1%. At December 31, 1999, there were no borrowings against this facility.
                             During 1999 and 1998, MAP's sales to Ashland
                        consisting primarily of petroleum products, were $198 million and $185 million, respectively, and MAP's purchases of products and services from Ashland were $25 million and $45 million, respectively. These transactions were conducted under terms comparable to those with unrelated parties.

--------------------------------------------------------------------------------
5. DISCONTINUED OPERATIONS

                        Effective October 31, 1997, USX sold its stock in Delhi Gas Pipeline Corporation and other subsidiaries of USX that comprised all of the Delhi Group (Delhi Companies). The transaction involved a gross purchase price of $762 million. Under the USX Restated Certificate of Incorporation (USX Certificate), USX was required to elect one of three options to return the value of the net proceeds received in the transaction to the holders of shares in Delhi Stock (Delhi shareholders). Of the three options, USX elected to use the net proceeds of $195 million, or $20.60 per share, to redeem all shares of Delhi Stock. The net proceeds were distributed to the Delhi shareholders on January 26, 1998. After the redemption, 50,000,000 shares of Delhi Stock remain authorized but unissued.
                             The sale of the Delhi Companies resulted in a gain
                        on disposal of $81 million, net of $206 million income taxes.
                             The financial results of the Delhi Group have been
                        reclassified as discontinued operations for 1997 as presented in the Consolidated Statement of Operations and are summarized as follows:

                       (IN MILLIONS)                                        1997(a)
                       ------------------------------------------------------------
                        Revenues                                        $   1,205
                        Costs and expenses                                  1,190
                                                                         ---------
                        Income from operations                                 15
                        Net interest and other financial costs                 23
                                                                         ---------
                        Loss before income taxes                               (8)
                        Credit for estimated income taxes                      (7)
                                                                         ---------
                        Net loss                                        $      (1)
                       ------------------------------------------------------------

                        (a)   Represents ten months of operations.

--------------------------------------------------------------------------------
6. REVENUES

                        The items below are included in revenues and costs and expenses, with no effect on income.
                        (IN MILLIONS)                                                      1999          1998           1997
                       -----------------------------------------------------------------------------------------------------------
                        Consumer excise taxes on petroleum products
                         and merchandise                                                $  3,973       $  3,824       $  2,828
                        Matching crude oil and refined product
                         buy/sell transactions settled in cash                             3,539          3,948          2,436
                       -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
7. OTHER ITEMS

                        (IN MILLIONS)                                                      1999          1998           1997
                       -----------------------------------------------------------------------------------------------------------
                        NET INTEREST AND OTHER FINANCIAL COSTS FROM CONTINUING OPERATIONS

                           INTEREST AND OTHER FINANCIAL INCOME:
                              Interest income                                           $     16       $     35       $    11
                              Other                                                          (13)             4            (6)
                                                                                         --------       --------      --------
                                  Total                                                        3             39             5
                                                                                         --------       --------      --------
                           INTEREST AND OTHER FINANCIAL COSTS:
                              Interest incurred                                              326            325           289
                              Less interest capitalized                                       26             46            31
                                                                                         --------       --------      --------
                                  Net interest                                               300            279           258
                              Interest on tax issues                                          20             21            20
                              Financial costs on trust preferred securities                   13             13            10
                              Financial costs on preferred stock of subsidiary                22             22            21
                              Amortization of discounts                                        3              6             6
                              Expenses on sales of accounts receivable                        15             21            40
                              Adjustment to settlement value of indexed debt                 (13)           (44)          (10)
                              Other                                                            5              -             7
                                                                                         --------       --------      --------
                                  Total                                                      365            318           352
                                                                                         --------       --------      --------
                           NET INTEREST AND OTHER FINANCIAL COSTS                       $    362       $    279       $   347
                       -----------------------------------------------------------------------------------------------------------

                        FOREIGN CURRENCY TRANSACTIONS
                           For 1999, 1998 and 1997, the aggregate foreign currency transaction gains (losses) included in determining income from continuing operations were $(12) million, $13 million and $4 million, respectively.

--------------------------------------------------------------------------------
8. EXTRAORDINARY LOSSES

                        In 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6 3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity. All shares were required for satisfaction of the indexed debt; therefore, none reverted back to USX.
                             As a result of the above transaction, USX recorded
                        in 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in net gains on disposal of assets.
                             In December 1996, USX had issued $117 million of
                        notes indexed to the common share price of RTI. At maturity, USX would have been required to exchange the notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. Since USX's investment in RTI was attributed to the U. S. Steel Group, the indexed debt was also attributed to the U. S. Steel Group. USX had a 26% investment in RTI and accounted for its investment using the equity method of accounting.
                             Republic Technologies International, LLC, an equity
                        method affiliate of USX, recorded in 1999 an extraordinary loss related to the early extinguishment of debt. As a result, USX recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.

--------------------------------------------------------------------------------
9. GROUP AND SEGMENT INFORMATION

After the redemption of the Delhi Stock on January 26, 1998, USX has two classes of common stock: Marathon Stock and Steel Stock, which are intended to reflect the performance of the Marathon Group and the U. S. Steel Group, respectively. A description of each group and its products and services is as follows:

   MARATHON GROUP - The Marathon Group includes Marathon Oil Company and certain other subsidiaries of USX. Marathon Group revenues as a percentage of total consolidated USX revenues were 82% in 1999, 78% in 1998 and 69% in 1997.

   U. S. STEEL GROUP - The U. S. Steel Group consists of U. S. Steel, the largest domestic integrated steel producer. U. S. Steel Group revenues as a percentage of total consolidated USX revenues were 18% in 1999, 22% in 1998 and 31% in 1997.

GROUP OPERATIONS:
                                                              Income
                                                                From                Net              Capital
(IN MILLIONS)                  Year        Revenues          Operations           Income          Expenditures          Assets
---------------------------------------------------------------------------------------------------------------------------------
Marathon Group                 1999      $    24,327        $     1,713         $      654         $    1,378         $   15,705
                               1998           21,977                938                310              1,270             14,544
                               1997           15,846                932                456              1,038             10,565
---------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group              1999            5,314                150                 44                287              7,525
                               1998            6,283                579                364                310              6,749
                               1997            6,941                773                452                261              6,694
---------------------------------------------------------------------------------------------------------------------------------
Adjustments for                1999              (58)                 -                  -                  -               (268)
  Discontinued                 1998              (23)                 -                  -                  -               (160)
  Operations and               1997             (107)                 -                 80                 74                 25
  Eliminations
---------------------------------------------------------------------------------------------------------------------------------
Total USX                      1999      $    29,583        $     1,863         $      698         $    1,665         $   22,962
  Corporation                  1998           28,237              1,517                674              1,580             21,133
                               1997           22,680              1,705                988              1,373             17,284
---------------------------------------------------------------------------------------------------------------------------------

SALES BY PRODUCT:
(IN MILLIONS)                                                                        1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Marathon Group
  Refined products                                                              $   10,873         $    8,750         $    7,012
  Merchandise                                                                        2,088              1,873              1,045
  Liquid hydrocarbons                                                                2,159              1,818                941
  Natural gas                                                                        1,381              1,144              1,331
  Transportation and other products                                                    199                271                167
---------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group
  Sheet and semi-finished steel products                                        $    3,345         $    3,501         $    3,820
  Tubular, plate and tin mill products                                               1,118              1,513              1,754
  Raw materials (coal, coke and iron ore)                                              505                679                724
  Other(a)                                                                             414                490                517
---------------------------------------------------------------------------------------------------------------------------------

(a)Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management.

OPERATING SEGMENTS:
USX's reportable operating segments are business units within the Marathon and
U. S. Steel Groups, each providing their own unique products and services. Each operating segment is independently managed and requires different technology and marketing strategies. Segment income represents income from operations allocable to operating segments. The following items included in income from operations are not allocated to operating segments:
      -  Gain on ownership change in MAP
      - Pension credits associated with pension plan assets and liabilities allocated to pre-1987 retirees and former businesses
      -  Certain costs related to former U. S. Steel Group business activities
      - Certain general and administrative costs related to all Marathon Group operating segments in excess of amounts billed to MAP under service contracts and amounts charged out to operating segments under Marathon's shared services procedures
      - USX corporate general and administrative costs. These costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.
      -  Inventory market valuation adjustments
      - Certain other items not allocated to operating segments for business performance reporting purposes (see (a) in reconcilement table on page U-15)

The Marathon Group's operations consist of three reportable operating segments:
1) Exploration and Production - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses. Other Energy Related Businesses is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The U. S. Steel Group consists of a single operating segment, U. S. Steel. U. S. Steel is engaged in the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; engineering and consulting services; and real estate development and management.

                                                                    Refining,       Other
                                                   Exploration      Marketing       Energy       Total
                                                       and             and          Related     Marathon
(IN MILLIONS)                                      Production    Transportation   Businesses    Segments    U. S. Steel     Total
---------------------------------------------------------------------------------------------------------------------------------
1999
Revenues:
  Customer                                          $ 3,230         $ 20,210     $    731     $ 24,171     $  5,363     $ 29,534
  Intersegment(a)                                       202               47           40          289            -          289
  Intergroup(a)                                          19                -           22           41           17           58
  Equity in earnings (losses) of
   unconsolidated affiliates                             (2)              17           26           41          (43)          (2)
  Other                                                  30               48           15           93           46          139
                                                    --------         --------     --------     --------     --------     --------
     Total revenues                                 $ 3,479         $ 20,322     $    834     $ 24,635     $  5,383     $ 30,018
                                                    ========         ========     ========     ========     ========     ========
Segment income (loss)                               $   618         $    611     $     61     $  1,290     $   (128)    $  1,162
Significant noncash items included in
   segment income:
  Depreciation, depletion and amortization(b)           638              280            5          923          304        1,227
  Pension expenses(c)                                     3               32            2           37          219          256
Capital expenditures(d)                                 744              612            4        1,360          286        1,646
Affiliates - investments                                 56                -            3           59           15           74
---------------------------------------------------------------------------------------------------------------------------------
1998
Revenues:
  Customer                                          $ 2,085         $ 19,192     $    306     $ 21,583     $  6,180     $ 27,763
  Intersegment(a)                                       144               10           17          171            -          171
  Intergroup(a)                                          13                -            7           20            2           22
  Equity in earnings of
   unconsolidated affiliates                              2               12           14           28           46           74
  Other                                                  26               40           11           77           55          132
                                                    --------         --------     --------     --------     --------     --------
     Total revenues                                 $ 2,270         $ 19,254     $    355     $ 21,879     $  6,283     $ 28,162
                                                    ========         ========     ========     ========     ========     ========
Segment income                                      $   278         $    896     $     33     $  1,207     $    330     $  1,537
Significant noncash items included in
   segment income:
  Depreciation, depletion and amortization(b)           581              272            6          859          283        1,142
  Pension expenses(c)                                     3               16            2           21          187          208
Capital expenditures(d)                                 839              410            8        1,257          305        1,562
Affiliates - investments(e)                               -               22           17           39           71          110
---------------------------------------------------------------------------------------------------------------------------------
1997
Revenues:
  Customer                                          $ 1,575         $ 13,698     $    381     $ 15,654     $  6,812     $ 22,466
  Intersegment(a)                                       619                -            -          619            -          619
  Intergroup(a)                                          99                -            6          105            2          107
  Equity in earnings of
   unconsolidated affiliates                             14                4            7           25           69           94
  Other                                                   7               20           30           57           58          115
                                                    --------         --------     --------     --------     --------     --------
     Total revenues                                 $ 2,314         $ 13,722     $    424     $ 16,460     $  6,941     $ 23,401
                                                    ========         ========     ========     ========     ========     ========
Segment income                                      $   773         $    563     $     48     $  1,384     $    618     $  2,002
Significant noncash items included in
   segment income:
  Depreciation, depletion and amortization(b)           469              173            7          649          303          952
  Pension expenses(c)                                     3                8            1           12          169          181
Capital expenditures(d)                                 810              205            6        1,021          256        1,277
Affiliates - investments(e)                             114                -           73          187           26          213
---------------------------------------------------------------------------------------------------------------------------------

(a) Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.
(b) Differences between segment totals and consolidated totals represent amounts included in administrative expenses and, in 1999 and 1998, certain international and domestic exploration and production property impairments.
(c) Differences between segment totals and consolidated totals represent unallocated pension credits and amounts included in administrative expenses.
(d) Differences between segment totals and consolidated totals represent amounts related to corporate administrative activities and, in 1997, discontinued operations.
(e) Differences between segment totals and consolidated totals represent amounts related to corporate administrative activities.

     The following reconciles segment revenues and income to amounts reported in the Groups' financial statements:

                                                                 Marathon Group                         U. S. Steel Group
                                                     -------------------------------------   -------------------------------------
(IN MILLIONS)                                            1999         1998         1997          1999         1998         1997
----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Revenues of reportable segments                    $  24,635    $   21,879    $  16,460    $   5,383    $   6,283    $   6,941
  Items not allocated to segments:
   Gain on ownership change in MAP                          17           245            -            -            -            -
   Losses related to investments in
     equity affiliates                                       -             -            -          (69)           -            -
   Other                                                   (36)           24            -            -            -            -
  Elimination of intersegment revenues                    (289)         (171)        (619)           -            -            -
  Administrative revenues                                    -             -            5            -            -            -
                                                      ---------     ---------    ---------    ---------    ---------    ---------
     Total Group revenues                            $  24,327    $   21,977    $  15,846    $   5,314    $   6,283    $   6,941
                                                      =========     =========    =========    =========    =========    =========
INCOME:
  Income (loss) for reportable segments              $   1,290    $    1,207    $   1,384    $    (128)   $     330    $     618
  Items not allocated to segments:
   Gain on ownership change in MAP                          17           245            -            -            -            -
   Administrative expenses                                (108)         (106)        (168)         (17)         (24)         (33)
   Pension credits                                           -             -            -          447          373          313
   Costs related to former business activities               -             -            -          (83)        (100)        (125)
   Inventory market valuation adjustments                  551          (267)        (284)           -            -            -
   Other(a)                                                (37)         (141)           -          (69)           -            -
                                                      ---------     ---------    ---------    ---------    ---------    ---------
     Total Group income from operations              $   1,713    $      938    $     932    $     150    $     579    $     773
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents in 1999, for the Marathon Group, primarily certain domestic exploration and production impairments, costs of a voluntary early retirement program and net losses on certain asset sales and, for the U.S. Steel Group, certain losses related to investments in equity method affiliates. Represents in 1998 certain international exploration and production property impairments, certain suspended exploration well write-offs, a gas contract settlement and MAP transition charges.

GEOGRAPHIC AREA:
     The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                                                   Revenues
                                                             --------------------------------------------------
                                                               Within               Between
(IN MILLIONS)                                Year          Geographic Areas     Geographic Areas         Total          Assets(a)
---------------------------------------------------------------------------------------------------------------------------------
Marathon Group:
      United States                          1999             $  23,337           $        -         $   23,337        $   7,555
                                             1998                21,191                    -             21,191            7,659
                                             1997                15,123                    -             15,123            5,578
      Canada                                 1999                   425                  521                946            1,112
                                             1998                   209                  368                577            1,094
      United Kingdom                         1999                   459                    -                459            1,581
                                             1998                   462                    -                462            1,739
                                             1997                   593                    -                593            1,856
      Other Foreign Countries                1999                   106                   88                194              735
                                             1998                   115                   52                167              468
                                             1997                   130                   39                169              530
      Eliminations                           1999                     -                 (609)              (609)               -
                                             1998                     -                 (420)              (420)               -
                                             1997                     -                  (39)               (39)               -
      Total Marathon Group                   1999             $  24,327           $        -         $   24,327        $  10,983
                                             1998                21,977                    -             21,977           10,960
                                             1997                15,846                    -             15,846            7,964
---------------------------------------------------------------------------------------------------------------------------------
U. S. Steel Group:
      United States                          1999             $   5,296           $        -         $    5,296        $   2,889
                                             1998                 6,266                    -              6,266            3,043
                                             1997                 6,926                    -              6,926            3,023
      Foreign Countries                      1999                    18                    -                 18               63
                                             1998                    17                    -                 17               69
                                             1997                    15                    -                 15                1
      Total U. S. Steel Group                1999             $   5,314           $        -         $    5,314        $   2,952
                                             1998                 6,283                    -              6,283            3,112
                                             1997                 6,941                    -              6,941            3,024
---------------------------------------------------------------------------------------------------------------------------------
Adjustments for Discontinued                 1999             $     (58)          $        -         $      (58)       $       -
  Operations and Eliminations                1998                   (23)                   -                (23)               -
                                             1997                  (107)                   -               (107)               -
---------------------------------------------------------------------------------------------------------------------------------
Total USX Corporation                        1999             $  29,583           $        -         $   29,583        $  13,935
                                             1998                28,237                    -             28,237           14,072
                                             1997                22,680                    -             22,680           10,988
---------------------------------------------------------------------------------------------------------------------------------

(a) Includes property, plant and equipment and investments in affiliates.

--------------------------------------------------------------------------------
10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                        USX has noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans are primarily based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits based upon a percent of total career pensionable earnings cover certain participating salaried employees.
                             USX also has defined benefit retiree health and
                        life insurance plans (other benefits) covering most employees upon their retirement. Health benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. For most union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers and benefits required to be funded by union contracts, most other benefits have not been prefunded.

                                                                                  Pension Benefits              Other Benefits
                                                                              -----------------------        ---------------------
                        (IN MILLIONS)                                             1999         1998            1999        1998
                       -----------------------------------------------------------------------------------------------------------
                        CHANGE IN BENEFIT OBLIGATIONS
                        Benefit obligations at January 1                        $ 8,629      $ 8,085         $  2,710   $  2,451
                        Service cost                                                152          119               32         27
                        Interest cost                                               540          544              169        172
                        Plan amendments                                             399 (a)       14              (30)       (20)
                        Actuarial (gains) losses                                 (1,019)         637             (333)       135
                        Plan mergers and acquisitions                                56          145               11         98
                        Settlements, curtailments and termination benefits         (329)          10                -          7
                        Benefits paid                                              (844)        (925)            (185)      (160)
                                                                               ---------    ---------        ---------  ---------
                        Benefit obligations at December 31                      $ 7,584      $ 8,629         $  2,374   $  2,710
                       -----------------------------------------------------------------------------------------------------------
                        CHANGE IN PLAN ASSETS
                        Fair value of plan assets at January 1                  $11,574      $10,925         $    265   $    258
                        Actual return on plan assets                                865        1,507               20         31
                        Plan merger and acquisitions                                 38           55                1          -
                        Employer contributions                                        2            8               34          -
                        Trustee distributions(b)                                    (30)         (14)               -          -
                        Settlements paid                                           (306)           -                -          -
                        Benefits paid from plan assets                             (838)        (907)             (39)       (24)
                                                                               ---------    ---------        ---------  ---------
                        Fair value of plan assets at December 31                $11,305      $11,574         $    281   $    265
                       -----------------------------------------------------------------------------------------------------------
                        FUNDED STATUS OF PLANS AT DECEMBER 31                   $ 3,721 (c)  $ 2,945 (c)     $ (2,093)  $ (2,445)
                        Unrecognized net gain from transition                       (95)        (175)               -          -
                        Unrecognized prior service costs (credits)                  880          566              (53)       (28)
                        Unrecognized net actuarial gains                         (1,945)        (993)            (458)      (110)
                        Additional minimum liability(d)                             (24)         (75)               -          -
                                                                               ---------    ---------        ---------  ---------
                        Prepaid (accrued) benefit cost                          $ 2,537      $ 2,268         $ (2,604)  $ (2,583)
                       -----------------------------------------------------------------------------------------------------------

                        (a) Results primarily from a new five-year labor
                            contract with the United Steelworkers of America ratified in August 1999.
                        (b) Represents transfers of excess pension assets to
                            fund retiree health care benefits accounts under
                            Section 420 of the Internal Revenue Code.

                        (c) Includes several plans that have accumulated
                            benefit obligations in excess of plan assets:
                               Aggregate accumulated benefit obligations             $  (53)       $   (98)
                               Aggregate projected benefit obligations                  (76)          (120)
                               Aggregate plan assets                                      -              -
                        (d)  Additional minimum liability recorded was offset by
                             the following:
                               Intangible asset                                      $    9        $    18
                                                                                   ---------      ---------
                               Accumulated other comprehensive income (losses):
                                 Beginning of year                                   $  (37)       $   (32)
                                 Change during year (net of tax)                         27             (5)
                                                                                   ---------      ---------
                                 Balance at end of year                              $  (10)       $   (37)
                       -----------------------------------------------------------------------------------------------------------

                                                                          Pension Benefits                Other Benefits
                                                                   -----------------------------  -------------------------------
                        (IN MILLIONS)                                 1999      1998       1997      1999      1998        1997
                       -----------------------------------------------------------------------------------------------------------
                        COMPONENTS OF NET PERIODIC
                         BENEFIT COST (CREDIT)
                        Service cost                                $  152    $  119    $    96    $   32    $   27     $    21
                        Interest cost                                  540       544        562       169       172         175
                        Expected return on plan assets                (895)     (876)      (828)      (21)      (21)        (11)
                        Amortization --net transition gain             (72)      (74)       (74)        -         -           -
                                     --prior service costs (credits)    87        75         73        (4)        1           1
                                     --actuarial (gains) losses          7         6          4        (5)      (13)        (13)
                        Multiemployer and other USX plans                5         6          6         7 (a)    13 (a)      15 (a)
                        Settlement and termination (gains) losses      (42)(b)    10(b)       4         -         -           -
                                                                    -------   -------    -------   -------   -------     -------
                        Net periodic benefit cost (credit)          $ (218)   $ (190)   $  (157)   $  178    $  179     $   188
                       -----------------------------------------------------------------------------------------------------------

                        (a) Represents payments to a multiemployer health care
                            benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $90 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.
                        (b) Relates  primarily to the 1999 Marathon Group and
                            1998 U. S. Steel Group voluntary early retirement programs.

                                                                                  Pension Benefits              Other Benefits
                                                                              -----------------------        ---------------------
                                                                                  1999         1998            1999        1998
                       -----------------------------------------------------------------------------------------------------------
                        WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS
                         AT DECEMBER 31:
                        Discount rate                                              8.0%         6.5%             8.0%       6.5%
                        Expected annual return on plan assets                      8.6%         9.1%             8.5%       9.0%
                        Increase in compensation rate                              4.1%         4.1%             4.1%       4.1%
                       -----------------------------------------------------------------------------------------------------------

                             For measurement purposes, a 7.6% annual rate of
                        increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% until 2005 for the U. S. Steel Group and until 2006 for the Marathon Group and remain at that level thereafter.
                             A one-percentage-point change in assumed health
                        care cost trend rates would have the following effects:

                                                                                                1-Percentage-      1-Percentage-
                        (IN MILLIONS)                                                           Point Increase     Point Decrease
                       -----------------------------------------------------------------------------------------------------------
                        Effect on total of service and interest cost components                    $    22            $   (18)
                        Effect on other postretirement benefit obligations                             207               (175)
                       -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
11. LEASES

                        Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                             Capital     Operating
                        (IN MILLIONS)                                                                        Leases       Leases
                       -----------------------------------------------------------------------------------------------------------
                        2000                                                                              $      13     $    302
                        2001                                                                                     13          199
                        2002                                                                                     13          115
                        2003                                                                                     13           76
                        2004                                                                                     13           65
                        Later years                                                                             119          200
                        Sublease rentals                                                                          -         (104)
                                                                                                           ---------    ---------
                               Total minimum lease payments                                                     184     $    853
                                                                                                                        =========
                        Less imputed interest costs                                                             (77)
                                                                                                           ---------
                               Present value of net minimum lease payments
                                 included in long-term debt                                               $     107
                       -----------------------------------------------------------------------------------------------------------

                             Operating lease rental expense from continuing operations:

                        (IN MILLIONS)                                                            1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                         Minimum rental                                                      $     266    $     288    $     232
                         Contingent rental                                                          29           29           25
                         Sublease rentals                                                          (12)         (14)         (14)
                                                                                              ---------    ---------    ---------
                               Net rental expense                                            $     283    $     303    $     243
                       -----------------------------------------------------------------------------------------------------------

                             USX leases a wide variety of facilities and
                        equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $105 million may be declared immediately due and payable.

--------------------------------------------------------------------------------
12. INCOME TAXES
                        Provisions (credits) for estimated income taxes on income from continuing operations were:

                                                   1999                            1998                           1997
                                       -----------------------------    ---------------------------   ----------------------------
                        (IN MILLIONS)   CURRENT    DEFERRED    TOTAL    Current  Deferred     Total    Current  Deferred   Total
                       -----------------------------------------------------------------------------------------------------------
                        Federal          $ 107      $ 257     $ 364      $ 102    $ 168      $ 270     $ 208     $ 163     $ 371
                        State and local      4          1         5         33       18         51         7        32        39
                        Foreign             26        (46)      (20)        (4)      (2)        (6)       12        28        40
                                         ------     ------    ------     ------   ------     ------    ------    ------    ------
                            Total        $ 137      $ 212     $ 349      $ 131    $ 184      $ 315     $ 227     $ 223     $ 450
                       -----------------------------------------------------------------------------------------------------------

                             A reconciliation of federal statutory tax rate
                        (35%) to total provisions from continuing operations follows:

                        (IN MILLIONS)                                                            1999       1998        1997
                       -----------------------------------------------------------------------------------------------------------
                        Statutory rate applied to income from continuing operations
                         before income taxes                                                  $    369    $    346    $   475
                        Effects of foreign operations, including foreign tax credits               (20)        (37)       (11)
                        State and local income taxes after federal income tax effects                3          33         25
                        Credits other than foreign tax credits                                     (10)        (12)       (24)
                        Excess percentage depletion                                                 (7)        (11)       (10)
                        Effects of partially owned companies                                        (5)         (4)        (9)
                        Dispositions of subsidiary investments                                       7           -          -
                        Adjustment of prior years' federal income taxes                              4          (5)         2
                        Adjustment of valuation allowances                                           -           -         (5)
                        Other                                                                        8           5          7
                                                                                               --------    --------   --------
                              Total provisions on income from continuing operations           $    349    $    315    $   450
                       -----------------------------------------------------------------------------------------------------------

                             Deferred tax assets and liabilities resulted from the following:

                        (IN MILLIONS)                                                 December 31           1999        1998
                       -----------------------------------------------------------------------------------------------------------
                        Deferred tax assets:
                         Minimum tax credit carryforwards                                                  $   131    $   200
                         State tax loss carryforwards (expiring in 2000 through 2019)                          122        118
                         Foreign tax loss carryforwards (portion of which expire in 2000 through 2014)         382        414
                         Employee benefits                                                                   1,204      1,170
                         Expected federal benefit for:
                           Crediting certain foreign deferred income taxes                                     530        528
                           Deducting state and other foreign deferred income taxes                              36         48
                         Receivables, payables and debt                                                         82         65
                         Contingency and other accruals                                                        202        188
                         Investments in foreign subsidiaries                                                    52         52
                         Other                                                                                  45         50
                         Valuation allowances:
                           Federal                                                                             (30)       (30)
                           State                                                                               (52)       (52)
                           Foreign                                                                            (282)      (260)
                                                                                                           --------   --------
                               Total deferred tax assets(a)                                                  2,422      2,491
                                                                                                           --------   --------
                        Deferred tax liabilities:
                         Property, plant and equipment                                                       2,339      2,430
                         Prepaid pensions                                                                    1,048        917
                         Inventory                                                                             340        186
                         Investments in subsidiaries and affiliates                                             76         94
                         Other                                                                                 155        190
                                                                                                           --------   --------
                               Total deferred tax liabilities                                                3,958      3,817
                                                                                                           --------   --------
                                  Net deferred tax liabilities                                            $  1,536    $ 1,326
                       -----------------------------------------------------------------------------------------------------------

                        (a)USX expects to generate sufficient future taxable
                           income to realize the benefit of its deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.

                             The consolidated tax returns of USX for the years
                        1990 through 1997 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.
                             Pretax income (loss) from continuing operations
                        included $63 million, $(75) million and $250 million attributable to foreign sources in 1999, 1998 and 1997, respectively.
                             Undistributed earnings of certain consolidated
                        foreign subsidiaries at December 31, 1999, amounted to $150 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because USX intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $53 million would have been required.

--------------------------------------------------------------------------------
13. PROPERTY, PLANT AND EQUIPMENT

                        (IN MILLIONS)                                                 December 31             1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Marathon Group                                                                    $  20,860   $   20,728
                        U. S. Steel Group                                                                     8,748        8,439
                                                                                                           ---------    ---------
                               Total                                                                         29,608       29,167
                        Less accumulated depreciation, depletion and amortization                            16,799       16,238
                                                                                                           ---------    ---------
                               Net                                                                        $  12,809    $  12,929
                       -----------------------------------------------------------------------------------------------------------

                             Property, plant and equipment includes gross assets
                        acquired under capital leases (including sale-leasebacks accounted for as financings) of $125 million at December 31, 1999, and $108 million at December 31, 1998; related amounts in accumulated depreciation, depletion and amortization were $81 million and $77 million, respectively.
--------------------------------------------------------------------------------
14. INVESTMENTS AND LONG-TERM RECEIVABLES

                        (IN MILLIONS)                                                 December 31             1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Equity method investments                                                         $   1,055    $   1,062
                        Other investments                                                                        71           81
                        Receivables due after one year                                                           67           56
                        Deposits of restricted cash                                                              22           21
                        Other                                                                                    32           29
                                                                                                           ---------    ---------
                               Total                                                                      $   1,247    $   1,249
                       -----------------------------------------------------------------------------------------------------------

                             Summarized  financial  information  of  affiliates
                       accounted for by the equity method of accounting follows:

                        (IN MILLIONS)                                                            1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        Income data - year:
                         Revenues                                                            $   3,449    $   3,510    $   3,705
                         Operating income                                                           95          324          342
                         Net income (loss)                                                         (74)         176          191
                       -----------------------------------------------------------------------------------------------------------
                        Balance sheet data - December 31:
                         Current assets                                                      $   1,382    $   1,290
                         Noncurrent assets                                                       5,008        4,382
                         Current liabilities                                                     1,481          874
                         Noncurrent liabilities                                                  2,317        2,137
                       -----------------------------------------------------------------------------------------------------------

                             In 1999, USX and Kobe Steel, Ltd. (Kobe Steel)
                        completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, LLC (Republic). In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns 16% of Republic. USX accounts for its investment in Republic under the equity method of accounting. Dividend and affiliate income (loss) in 1999 includes $47 million in charges related to the impairment of the carrying value of USX's investment in USS/Kobe and costs related to the formation of Republic. The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company, LLC, became a wholly owned subsidiary of USX at the close of business on December 31, 1999.
                             Dividends and partnership distributions received
                        from equity affiliates were $46 million in 1999, $42 million in 1998 and $34 million in 1997.
                             USX purchases from equity affiliates totaled $411
                        million, $395 million and $461 million in 1999, 1998 and 1997, respectively. USX sales to equity affiliates totaled $853 million, $747 million and $838 million in 1999, 1998 and 1997, respectively.
--------------------------------------------------------------------------------
15. SHORT-TERM CREDIT AGREEMENT

                        USX has a short-term credit agreement totaling $125 million at December 31, 1999. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At December 31, 1999, there were no borrowings against these facilities.

--------------------------------------------------------------------------------
16.  LONG-TERM DEBT

                                                                                Interest                          December 31
                        (IN MILLIONS)                                           Rates - %       Maturity       1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        USX Corporation:
                         Revolving credit facility(a)                                             2001       $  300       $  700
                         Commercial paper(a)                                     6.71                           165            -
                         Notes payable                                           613/20 - 94/5 2000 - 2023    2,525        2,267
                         Obligations relating to Industrial Development and
                           Environmental Improvement Bonds and Notes(b)          39/20 - 67/8  2009 - 2033      494          494
                         Receivables facility(a)(c)                                               2004          350            -
                         Indexed debt (NOTE 8)                                   63/4                             -           69
                         All other obligations, including sale-leaseback
                           financing and capital leases                                        2000 - 2012       92           94
                        Consolidated subsidiaries:
                         Revolving credit facilities(d)                                        2000 - 2003        -            -
                         Guaranteed Notes                                        7                2002          135          135
                         Guaranteed Loan(e)                                      91/20         2000 - 2006      223          245
                         Notes payable                                           81/2          2000 - 2001        1            2
                         All other obligations, including capital leases                       2000 - 2011       26           11
                                                                                                             -------      -------
                              Total(f)(g)                                                                     4,311        4,017
                        Less unamortized discount                                                                28           26
                        Less amount due within one year                                                          61           71
                                                                                                             -------      -------
                              Long-term debt due after one year                                              $4,222       $3,920
                       -----------------------------------------------------------------------------------------------------------

                        (a)An amended agreement which terminates in August
                           2001, provides for borrowing under a $2,350 million revolving credit facility. Interest is based on defined short-term market rates. During the term of this agreement, USX is obligated to pay a variable facility fee on total commitments, which was .15 % at December 31, 1999. If the receivables facility discussed in (c) is not renewed annually, the balance outstanding of such facility could be refinanced by the revolving credit facility, or another long-term debt source; and therefore, is classified as long-term debt. The commercial paper is supported by the $2,050 million in unused and available credit and, accordingly, is classified as long-term debt.
                        (b)At December 31, 1999, USX had outstanding
                           obligations relating to Environmental Improvement Bonds in the amount of $141 million, which were supported by letter of credit arrangements that could become short-term obligations under certain circumstances.
                        (c)In December 1999, USX entered into an agreement
                           under which the U. S. Steel Group participates in a program to sell an undivided interest in certain accounts receivable. A previous program expired in October 1999 and was accounted for as a transfer of receivables. The new program is accounted for as a secured borrowing. Payments are collected from sold accounts receivable and invested in new accounts receivable for the purchaser and a yield, based on short-term market rates, is transferred to the purchaser. If the U. S. Steel Group does not have sufficient eligible receivables to reinvest for the purchaser, the size of the program is reduced accordingly. The purchaser has a security interest in a pool of receivables to secure USX's obligations under the program. The amounts sold under the previous receivables' programs averaged $291 million, $347 million and $705 million for the years 1999, 1998 and 1997, respectively. (The Marathon and Delhi Groups had a separate accounts receivable program that was terminated in late 1997.)
                        (d)MAP has a revolving credit facility for $100 million
                           that terminates in July 2000 and a $400 million revolving credit facility that terminates in July 2003. Interest is based on defined short-term market rates for both facilities. During the terms of the agreements, MAP is obligated to pay a variable facility fee on total commitments. At December 31, 1999, the facility fee was .11% for the $100 million facility and .125% for the $400 million facility. At December 31, 1999, the unused and available credit was $429 million, which reflects reductions for outstanding letters of credit. In the event that MAP defaults on indebtedness (as defined in the agreement) in excess of $100 million, USX has guaranteed the payment of any outstanding obligations.
                        (e)The guaranteed loan was used to fund a portion of
                           the costs in connection with the development of the East Brae Field and the SAGE pipeline in the North Sea. A portion of proceeds from a long-term gas sales contract is dedicated to loan service under certain circumstances. Prepayment of the loan may be required under certain situations, including events impairing the security interest.
                        (f) Required payments of long-term debt for the years
                            2001-2004 are $747 million, $210 million, $187
                            million and $690 million, respectively.
                        (g)In the event of a change in control of USX, as
                           defined in the related agreements, debt obligations totaling $3,332 million may be declared immediately due and payable. The principal obligations subject to such a provision are Notes payable - $2,525 million; and Guaranteed Loan - $223 million. In such event, USX may also be required to either repurchase the leased Fairfield slab caster for $104 million or provide a letter of credit to secure the remaining obligation.

--------------------------------------------------------------------------------
17. INVENTORIES

                        (IN MILLIONS)                                                 December 31             1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Raw materials                                                                     $     830    $     916
                        Semi-finished products                                                                  392          282
                        Finished products                                                                     1,239        1,205
                        Supplies and sundry items                                                               166          156
                                                                                                           ---------    ---------
                               Total (at cost)                                                                2,627        2,559
                        Less inventory market valuation reserve                                                   -          551
                                                                                                           ---------    ---------
                               Net inventory carrying value                                               $   2,627    $   2,008
                       -----------------------------------------------------------------------------------------------------------

                             At December 31, 1999 and 1998, the LIFO method
                        accounted for 91% and 90%, respectively, of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $570 million and $310 million in 1999 and 1998, respectively.
                             The inventory market valuation reserve reflects the
                        extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses.
--------------------------------------------------------------------------------
18. SUPPLEMENTAL CASH FLOW INFORMATION

                        (IN MILLIONS)                                                            1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        CASH USED IN OPERATING ACTIVITIES INCLUDED:
                         Interest and other financial costs paid
                           (net of amount capitalized)                                     $      (366)   $    (336)   $    (382)
                         Income taxes paid                                                         (98)        (183)        (400)
                       -----------------------------------------------------------------------------------------------------------
                        COMMERCIAL PAPER AND REVOLVING CREDIT ARRANGEMENTS -NET:
                         Commercial paper    - issued                                      $     6,282    $       -    $       -
                                             - repayments                                       (6,117)           -            -
                         Credit agreements   - borrowings                                        5,529       17,486       10,454
                                             - repayments                                       (5,980)     (16,817)     (10,449)
                         Other credit arrangements - net                                           (95)          55           36
                                                                                             ----------    ---------    ---------
                              Total                                                        $      (381)   $     724    $      41
                       -----------------------------------------------------------------------------------------------------------
                        NONCASH INVESTING AND FINANCING ACTIVITIES:
                         Common stock issued for dividend reinvestment and
                           employee stock plans                                            $         6    $       5    $      10
                         Marathon Stock issued for Exchangeable Shares                               7           11            -
                         Trust preferred securities exchanged for preferred stock                    -            -          182
                         Affiliate preferred stock received in conversion of affiliate loan        142            -            -
                         Disposal of assets:
                           Deposit of RTI common shares in satisfaction of indexed debt             56            -            -
                           Interest in USS/Kobe contributed to Republic                             40            -            -
                           Other disposals of assets:
                            Notes or common stock received                                          20            2            -
                            Liabilities assumed by buyers                                            -            -          240
                         Business combinations:
                           Acquisition of Tarragon:
                            Exchangeable Shares issued                                               -           29            -
                            Liabilities assumed                                                      -          433            -
                           Acquisition of Ashland RM&T net assets:
                            38% interest in MAP                                                      -        1,900            -
                            Liabilities assumed                                                      -        1,038            -
                           Other acquisitions:
                            Liabilities assumed                                                     42            -            -
                            Affiliate liabilities consolidated in step acquisition                  26            -            -
                       -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
19. STOCK-BASED COMPENSATION PLANS

                        The 1990 Stock Plan, as amended and restated, authorizes the Compensation Committee of the Board of Directors to grant restricted stock, stock options and stock appreciation rights to key management employees. Such employees are generally granted awards of the class of common stock intended to reflect the performance of the group(s) to which their work relates. Up to .5 percent of the outstanding Marathon Stock and .8 percent of the outstanding Steel Stock, as determined on December 31 of the preceding year, are available for grants during each calendar year the 1990 Plan is in effect. In addition, awarded shares that do not result in shares being issued are available for subsequent grant, and any ungranted shares from prior years' annual allocations are available for subsequent grant during the years the 1990 Plan is in effect. As of December 31, 1999, 8,744,297 Marathon Stock shares and 2,540,519 Steel Stock shares were available for grants in 2000. The Stock-Based Compensation Plans' activity below includes the Delhi Stock prior to its January 1998 redemption (Note 5).
                             Restricted stock represents stock granted for such
                        consideration, if any, as determined by the Compensation Committee, subject to provisions for forfeiture and restricting transfer. Those restrictions may be removed as conditions such as performance, continuous service and other criteria are met. Restricted stock is issued at the market price per share at the date of grant and vests over service periods that range from one to five years.
                             Deferred compensation is charged to stockholders'
                        equity when the restricted stock is granted and subsequently adjusted for changes in the market value of the underlying stock. The deferred compensation is expensed over the balance of the vesting period and adjusted if conditions of the restricted stock grant are not met.
                             The following table presents information on
                        restricted stock grants:

                                                                       Marathon Stock                         Steel Stock
                                                              -------------------------------     -------------------------------
                                                                1999       1998        1997         1999         1998      1997
                       -----------------------------------------------------------------------------------------------------------
                        Number of shares granted              28,798      25,378      20,430       18,272      17,742     11,942
                        Weighted-average grant-date
                          fair value per share               $ 29.38     $ 34.00     $ 29.38      $ 28.22     $ 37.28    $ 32.00
                       -----------------------------------------------------------------------------------------------------------

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

                                                          Marathon Stock              Steel Stock              Delhi Stock
                                                        -----------------------   ---------------------    ---------------------
                                                        Shares         Price(a)   Shares       Price(a)     Shares      Price(a)
                        --------------------------------------------------------------------------------------------------------
                        Balance December 31, 1996    5,230,570       $ 23.78    1,345,595     $34.85       326,950     $ 15.60
                        Granted                        756,260         29.38      457,590      32.00        94,250       13.31
                        Exercised                   (2,215,665)        23.86     (158,265)     31.85        (6,300)      12.21
                        Canceled                       (76,300)        26.91      (11,820)     34.36        (6,650)      15.73
                                                     ----------                 ----------                 --------
                        Balance December 31, 1997    3,694,865         24.81    1,633,100      34.35       408,250       15.13
                        Granted                        987,535         34.00      611,515      37.28
                        Exercised                     (594,260)        27.61     (230,805)     32.00
                        Canceled                       (13,200)        27.22      (21,240)     35.89
                        Redeemed                             -                          -                 (408,250)      20.60 (b)
                                                     ----------                 ----------                 --------
                        Balance December 31, 1998    4,074,940         26.62    1,992,570      35.50             -
                        Granted                      1,005,000         29.38      656,400      28.22
                        Exercised                     (176,160)        27.27       (2,580)     24.92
                        Canceled                      (121,055)        30.19      (20,005)     38.51
                                                     ----------                 ----------                 --------
                        Balance December 31, 1999    4,782,725         27.08    2,626,385      33.67             -
                       -----------------------------------------------------------------------------------------------------------

                        (a)   Weighted-average exercise price
                        (b)   Redemption price

                             The weighted-average grant-date fair value per
                        option for the Marathon Stock was $8.89 in 1999, $10.43 in 1998 and $9.01 in 1997. For the Steel Stock such amounts were $6.95 in 1999, $8.29 in 1998 and $6.72 in
                        1997.
                             The following table represents stock options at
                        December 31, 1999:

                                                                           Outstanding                         Exercisable
                                                           ----------------------------------------      -------------------------
                                                                            Weighted-
                                                              Number         Average      Weighted-        Number      Weighted-
                                           Range of          of Shares      Remaining      Average        of Shares     Average
                                           Exercise            Under       Contractual    Exercise          Under      Exercise
                                            Prices            Option          Life          Price          Option        Price
                       -----------------------------------------------------------------------------------------------------------
                        Marathon Stock   $ 17.00-23.44      1,679,060      4.6 years       $ 20.60        1,679,060     $20.60
                                           25.38-26.88        164,825      1.4               25.45          164,825      25.45
                                           29.08-34.00      2,938,840      7.8               30.88        1,959,335      31.63
                                                           ----------                                    ----------
                                             Total          4,782,725                                     3,803,220
                                                           ----------                                    ----------
                        Steel Stock      $ 22.46-28.22        685,340      9.0 years       $ 28.07           29,395     $24.82
                                           31.69-34.44      1,073,095      6.2               32.57        1,073,095      32.57
                                           37.28-44.19        867,950      6.8               39.45          867,950      39.45
                                                           ----------                                    ----------
                                             Total          2,626,385                                     1,970,440
                       -----------------------------------------------------------------------------------------------------------

                             Actual stock-based compensation expense (credit)
                        was $(3) million in 1999 and 1998 and $30 million in 1997. Incremental compensation expense, as determined under a fair value model, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

                             Effective January 1, 1997, USX created a deferred
                        compensation plan for non-employee directors of its Board of Directors. The plan permits participants to defer some or all of their annual retainers in the form of common stock units or cash and it requires new directors to defer at least half of their annual retainer in the form of common stock units. Common stock units are book entry units equal in value to a share of Marathon Stock or Steel Stock. Deferred stock benefits are distributed in shares of common stock within five business days after a participant leaves the Board of Directors. During 1999, 10,541 shares of Marathon Stock and 3,798 shares of Steel Stock were issued. During 1998 and 1997, no shares of common stock were distributed.
--------------------------------------------------------------------------------
20. DIVIDENDS

                        In accordance with the USX Certificate, dividends on the Marathon Stock and Steel Stock are limited to the legally available funds of USX. Net losses of any Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on all classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock and Steel Stock based on the financial condition and results of operations of the related group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to each of the Marathon Stock and Steel Stock, the Board of Directors considers, among other things, the long-term earnings and cash flow capabilities of the related group as well as the dividend policies of similar publicly traded companies.
                             Dividends on the Steel Stock are further limited to
                        the Available Steel Dividend Amount. At December 31, 1999, the Available Steel Dividend Amount was at least $3,300 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect U.
                        S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.
--------------------------------------------------------------------------------
21. STOCKHOLDER RIGHTS PLAN

                        On September 28, 1999, USX's Board of Directors adopted a new Stockholder Rights Plan and declared a dividend distribution of one right for each outstanding share of Marathon Stock and Steel Stock (referred to together as "Voting Stock") to stockholders of record on October 9, 1999. Each right becomes exercisable, at a price of $110, after any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for 15% or more of the outstanding voting power represented by the outstanding Voting Stock, except pursuant to a qualifying all-cash tender offer for all outstanding shares of Voting Stock which results in the offeror owning shares of Voting Stock representing a majority of the voting power (other than Voting Stock beneficially owned by the offeror immediately prior to the offer). Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Preferred Stock or, upon the acquisition by any person of 15% or more of the outstanding voting power represented by the outstanding Voting Stock, Marathon Stock or Steel Stock (or, in certain circumstances, other property) having a market value of twice the exercise price. After a person or group acquires 15% or more of the outstanding voting power, if USX engages in a merger or other business combination where it is not the surviving corporation or where it is the surviving corporation and the Voting Stock is changed or exchanged, or if 50% or more of USX's assets, earnings power or cash flow are sold or transferred, each right entitles the holder to purchase common stock of the acquiring entity having a market value of twice the exercise price. The rights and the exercise price are subject to adjustment. The rights will expire on October 9, 2009, unless such date is extended or the rights are earlier redeemed by USX for one cent per right at any time prior to the point they become exercisable. Under certain circumstances, the Board of Directors has the option to exchange one share of the respective class of Voting Stock for each exercisable right.
--------------------------------------------------------------------------------
22. INCOME PER COMMON SHARE

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

                         COMPUTATION OF INCOME PER SHARE

                                                                      1999                    1998                   1997
                                                                ------------------      ------------------     ------------------
                                                                Basic      Diluted      Basic     Diluted      Basic      Diluted
             ---------------------------------------------------------------------------------------------------------------------
              CONTINUING OPERATIONS
              MARATHON GROUP
              --------------
              Net income (millions):
               Net income                                     $    654    $   654    $    310    $    310    $    456   $    456
               Dilutive effect of convertible debentures             -          -           -           -           -          3
                                                              ---------   ---------  ---------   ---------   ---------  ---------
                    Net income assuming conversions           $    654    $   654    $    310    $    310    $    456   $    459
                                                              =========   =========  =========   =========   =========  =========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding     309,696    309,696     292,876     292,876     288,038    288,038
               Effect of dilutive securities:
                 Convertible debentures                              -          -           -           -           -      1,936
                 Stock options                                       -        314           -         559           -        546
                                                              ---------   ---------  ---------   ---------   ---------  ---------
                    Average common shares and dilutive effect  309,696    310,010     292,876     293,435     288,038    290,520
                                                              =========   =========  =========   =========   =========  =========
              Net income per share                            $   2.11    $  2.11    $   1.06    $   1.05    $   1.59   $   1.58
             ---------------------------------------------------------------------------------------------------------------------
              U. S. STEEL GROUP
              -----------------
              Net income (millions):
               Income before extraordinary losses             $     51    $    51    $    364    $    364    $    452   $    452
               Noncash credit from exchange of preferred stock       -          -           -           -          10          -
               Dividends on preferred stock                         (9)        (9)         (9)          -         (13)         -
               Extraordinary losses                                 (7)        (7)          -           -           -          -
                                                              ---------   ---------  ---------   ---------   ---------  ---------
               Net income applicable to Steel Stock                 35         35         355         364         449        452
               Effect of dilutive securities:
                 Trust preferred securities                          -          -           -           8           -          6
                 Convertible debentures                              -          -           -           -           -          2
                                                              ---------   ---------  ---------   ---------   ---------  ---------
                    Net income assuming conversions           $     35    $    35    $    355    $    372    $    449   $    460
                                                              =========   =========  =========   =========   =========  =========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding      88,392     88,392      87,508      87,508      85,672     85,672
               Effect of dilutive securities:
                 Trust preferred securities                          -          -           -       4,256           -      2,660
                 Preferred stock                                     -          -           -       3,143           -      4,811
                 Convertible debentures                              -          -           -           -           -      1,025
                 Stock options                                       -          4           -          36           -         35
                                                              ---------   ---------  ---------   ---------   ---------  ---------
                    Average common shares and dilutive effect   88,392     88,396      87,508      94,943      85,672     94,203
                                                              =========   =========  =========   =========   =========  =========
              Per share:
               Income before extraordinary losses             $    .48    $   .48    $   4.05    $   3.92    $   5.24   $   4.88
               Extraordinary losses                                .08        .08           -           -           -          -
                                                              ---------   ---------  ---------   ---------   ---------  ---------
               Net income                                     $    .40    $   .40    $   4.05    $   3.92    $   5.24   $   4.88
             ---------------------------------------------------------------------------------------------------------------------
              DISCONTINUED OPERATIONS
              DELHI GROUP
              -----------
              Net income (millions)                                                                          $   79.7   $   79.7
                                                                                                             =========  =========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding                                                      9,449      9,449
               Stock options                                                                                        -         21
                                                                                                             ---------  ---------
                    Average common shares and dilutive effect                                                   9,449      9,470
                                                                                                             =========  =========
              Net income per share                                                                           $   8.43   $   8.41
             ---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
23. PREFERRED STOCK OF SUBSIDIARY AND TRUST PREFERRED SECURITIES

                        USX Capital LLC, a wholly owned subsidiary of USX, sold 10,000,000 shares (carrying value of $250 million) of 8 3/4% Cumulative Monthly Income Preferred Shares (MIPS) (liquidation preference of $25 per share) in 1994. Proceeds of the issue were loaned to USX. USX has the right under the loan agreement to extend interest payment periods for up to 18 months, and as a consequence, monthly dividend payments on the MIPS can be deferred by USX Capital LLC during any such interest payment period. In the event that USX exercises this right, USX may not declare dividends on any share of its preferred or common stocks. The MIPS are redeemable at the option of USX Capital LLC and subject to the prior consent of USX, in whole or in part from time to time, for $25 per share, and will be redeemed from the proceeds of any repayment of the loan by USX. In addition, upon final maturity of the loan, USX Capital LLC is required to redeem the MIPS. The financial costs are included in net interest and other financial costs.
                             In 1997, USX exchanged approximately 3.9 million
                        6.75% Convertible Quarterly Income Preferred Securities (Trust Preferred Securities) of USX Capital Trust I, a Delaware statutory business trust (Trust), for an equivalent number of shares of its 6.50% Cumulative Convertible Preferred Stock (6.50% Preferred Stock) (Exchange). The Exchange resulted in the recording of Trust Preferred Securities at a fair value of $182 million and a noncash credit to Retained Earnings of $10 million.
                             USX owns all of the common securities of the Trust,
                        which was formed for the purpose of the Exchange. (The Trust Common Securities and the Trust Preferred Securities are together referred to as the Trust Securities.) The Trust Securities represent undivided beneficial ownership interests in the assets of the Trust, which consist solely of USX 6.75% Convertible Junior Subordinated Debentures maturing March 31, 2037 (Debentures), having an aggregate principal amount equal to the aggregate initial liquidation amount ($50.00 per security and $203 million in total) of the Trust Securities issued by the Trust. Interest and principal payments on the Debentures will be used to make quarterly distributions and to pay redemption and liquidation amounts on the Trust Preferred Securities. The quarterly distributions, which accumulate at the rate of 6.75% per annum on the Trust Preferred Securities and the accretion from fair value to the initial liquidation amount, are charged to income and included in net interest and other financial costs.
                             Under the terms of the Debentures, USX has the
                        right to defer payment of interest for up to 20 consecutive quarters and, as a consequence, monthly distributions on the Trust Preferred Securities will be deferred during such period. If USX exercises this right, then, subject to limited exceptions, it may not pay any dividend or make any distribution with respect to any shares of its capital stock.
                             The Trust Preferred Securities are convertible at
                        any time prior to the close of business on March 31, 2037 (unless such right is terminated earlier under certain circumstances) at the option of the holder, into shares of Steel Stock at a conversion price of $46.25 per share of Steel Stock (equivalent to a conversion ratio of 1.081 shares of Steel Stock for each Trust Preferred Security), subject to adjustment in certain circumstances.
                             The Trust Preferred Securities may be redeemed at
                        any time at the option of USX, at a premium of 102.60% of the initial liquidation amount through March 31, 2000, and thereafter, declining annually to the initial liquidation amount on April 1, 2003, and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.
                             Payments related to quarterly distributions and to
                        the payment of redemption and liquidation amounts on the Trust Preferred Securities by the Trust are guaranteed by USX on a subordinated basis. In addition, USX unconditionally guarantees the Trust's Debentures. The obligations of USX under the Debentures, and the related indenture, trust agreement and guarantee constitute a full and unconditional guarantee by USX of the Trust's obligations under the Trust Preferred Securities.

--------------------------------------------------------------------------------
24. PREFERRED STOCK

                        USX is authorized to issue 40,000,000 shares of preferred stock, without par value -

                        6.50% CUMULATIVE CONVERTIBLE PREFERRED STOCK (6.50% PREFERRED STOCK) - As of December 31, 1999, 2,715,287 shares (stated value of $1.00 per share; liquidation preference of $50.00 per share) were outstanding. The 6.50% Preferred Stock is convertible at any time, at the option of the holder, into shares of Steel Stock at a conversion price of $46.125 per share of Steel Stock, subject to adjustment in certain circumstances. This stock is redeemable at USX's sole option, at a price of $51.30 per share beginning April 1, 1999, and thereafter at prices declining annually on each April 1 to an amount equal to $50.00 per share on and after April 1, 2003.

--------------------------------------------------------------------------------
25. DERIVATIVE INSTRUMENTS

USX remains at risk for possible changes in the market value of the derivative instrument; however, such risk should be mitigated by price changes in the underlying hedged item. USX is also exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review, including the use of master netting agreements to the extent practical, and full performance is anticipated.
     The following table sets forth quantitative information by class of derivative instrument for derivative instruments categorized as trading or other than trading:

                                                                                       RECOGNIZED
                                                   FAIR               CARRYING           TRADING        RECORDED
                                                   VALUE               AMOUNT            GAIN OR        DEFERRED       AGGREGATE
                                                  ASSETS               ASSETS          (LOSS) FOR        GAIN OR       CONTRACT
(IN MILLIONS)                                  (LIABILITIES)(a)(b)  (LIABILITIES)       THE YEAR         (LOSS)         VALUES(c)
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999:
  Exchange-traded commodity futures:
   Trading                                     $         -         $         -      $         4      $         -      $        8
   Other than trading                                    -                   -                -               28             344
  Exchange-traded commodity options:
   Trading                                               -                   -                4                -             179
   Other than trading                                   (6)(d)              (6)               -              (10)          1,262
  OTC commodity swaps(e):
   Trading                                               -                   -                -                -               -
   Other than trading                                    6 (f)               6                -                5             193
  OTC commodity options:
   Trading                                               -                   -                -                -               -
   Other than trading                                    4 (g)               4                -                5             238
                                                -----------         -----------      -----------      -----------     -----------
      Total commodities                        $         4         $         4      $         8      $        28      $    2,224
                                                ===========         ===========      ===========      ===========     ===========
  Forward exchange contracts(h):
      - receivable                             $        52         $        52      $         -      $         -      $       51
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998:
  Exchange-traded commodity futures            $         -         $         -                       $        (2)     $      104
  Exchange-traded commodity options                      3 (d)               2                                 3             776
  OTC commodity swaps                                   (9)(f)              (9)                               (7)            297
  OTC commodity options                                  3 (g)               3                                 3             147
                                                -----------         -----------                       -----------     -----------
      Total commodities                        $        (3)        $        (4)                      $        (3)     $    1,324
                                                ===========         ===========                       ===========     ===========
  Forward exchange contracts:
      - receivable                             $        36         $        36                       $         -      $       36
---------------------------------------------------------------------------------------------------------------------------------

(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the forward exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
(b) The aggregate average fair value of all trading activities for the period ending December 31, 1999, was $3 million. Detail by class of instrument was not available.
(c) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
(d) Includes fair values as of December 31, 1999 and 1998, for assets of $11 million and $23 million and for liabilities of $(17) million and $(20) million, respectively.
(e) The OTC swap arrangements vary in duration with certain contracts extending into 2008.
(f) Includes fair values as of December 31, 1999 and 1998, for assets of $11 million and $29 million and for liabilities of $(5) million and $(38) million, respectively.
(g) Includes fair values as of December 31, 1999 and 1998, for assets of $5 million and for liabilities of $(1) million and $(2) million, respectively.
(h) The forward exchange contracts relating to USX's foreign operations have various maturities ending in December 2000.

--------------------------------------------------------------------------------
26. FAIR VALUE OF FINANCIAL INSTRUMENTS

                        Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 25, by individual balance sheet account:


                                                                                              1999                   1998
                                                                                 -------------------------  ------------------------
                                                                                        FAIR     CARRYING      Fair      Carrying
                        (IN MILLIONS)                    December 31                    VALUE     AMOUNT       Value      Amount
                       -----------------------------------------------------------------------------------------------------------
                        FINANCIAL ASSETS:
                         Cash and cash equivalents                                   $    133    $    133    $    146   $    146
                         Receivables                                                    2,696       2,696       1,663      1,663
                         Investments and long-term receivables                            190         134         180        124
                                                                                      --------    --------    --------   --------
                            Total financial assets                                   $  3,019    $  2,963    $  1,989   $  1,933
                       -----------------------------------------------------------------------------------------------------------
                        FINANCIAL LIABILITIES:
                         Notes payable                                               $      -    $      -    $    145   $    145
                         Accounts payable                                               3,397       3,397       2,438      2,438
                         Distribution payable to minority shareholder of MAP                -           -         103        103
                         Accrued interest                                                 107         107          97         97
                         Long-term debt (including amounts due within one year)         4,278       4,176       4,203      3,896
                         Preferred stock of subsidiary and trust
                           preferred securities                                           408         433         414        432
                                                                                      --------    --------    --------    --------
                            Total financial liabilities                              $  8,190    $  8,113    $  7,400   $  7,111
                       -----------------------------------------------------------------------------------------------------------

                             Fair value of financial instruments classified as
                        current assets or liabilities approximates carrying value due to the short-term maturity of the instruments. Fair value of investments and long-term receivables was based on discounted cash flows or other specific instrument analysis. Fair value of preferred stock of subsidiary and trust preferred securities was based on market prices. Fair value of long-term debt instruments was based on market prices where available or current borrowing rates available for financings with similar terms and maturities.
                             USX's unrecognized financial instruments consist of
                        receivables sold in 1998 and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note 27.

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

                        ENVIRONMENTAL MATTERS -
                             USX is subject to federal, state, local and foreign
                        laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1999 and 1998, accrued liabilities for remediation totaled $170 million and $145 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $52 million at December 31, 1999, and $41 million at December 31, 1998.
                             For a number of years, USX has made substantial
                        capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1999 and 1998, such capital expenditures totaled $78 million and $132 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
                             At December 31, 1999 and 1998, accrued liabilities
                        for platform abandonment and dismantlement totaled $152 million and $141 million, respectively.

                        GUARANTEES -
                             Guarantees of the liabilities of affiliated
                        entities by USX and its consolidated subsidiaries totaled $219 million at December 31, 1999, and $212 million at December 31, 1998. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce potential losses resulting from these guarantees. As of December 31, 1999, the largest guarantee for a single affiliate was $131 million.
                             At December 31, 1999 and 1998, USX's pro rata share
                        of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $146 million and $164 million, respectively. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

                        COMMITMENTS -
                             At December 31, 1999 and 1998, contract commitments
                        to acquire property, plant and equipment and long-term investments totaled $568 million and $812 million, respectively.
                             USX entered into a 15-year take-or-pay arrangement
                        in 1993, which requires USX to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $23 million in both 1999 and 1998. If USX elects to terminate the contract early, a maximum termination payment of $102 million, which declines over the duration of the agreement, may be required.
                             USX is a party to a 15-year transportation services
                        agreement with a natural gas transmission company. The contract requires USX to pay a minimum annual demand charge of approximately $5 million starting in the year 2000 and concluding in the year 2014. The payments are required even if the transportation facility is not utilized.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     1999                                                1998
                               -------------------------------------------------    ----------------------------------------------
(IN MILLIONS, EXCEPT PER        4TH Qtr.     3RD Qtr.     2ND Qtr.      1ST Qtr.      4th Qtr.     3rd Qtr.   2nd Qtr.    1st Qtr.
SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------------
Revenues                        $ 8,950      $ 7,813(a)   $6,766     $ 6,054        $6,686(b)   $7,091(b)   $ 7,260(b)   $7,200(b)
Income (loss) from operations       425          535         502         401           (37)        320          670         564
  Includes:
    Inventory market valuation
      charges (credits)              -          (136)        (66)       (349)          245          50           (3)        (25)
    Gain on ownership change
      in MAP                         (6)         (11)         -           -             -            1            2        (248)
Income (loss) before
      extraordinary losses          205          201(a)      189         110           (10)        116          298         270
Net Income (Loss)                   205          199         189         105           (10)        116          298         270
---------------------------------------------------------------------------------------------------------------------------------
MARATHON STOCK DATA:
--------------------
Net income (loss)               $   171      $   230      $  134     $   119        $  (86)      $  51       $  162     $   183
  - Per share: basic                .55          .74         .43         .38          (.29)        .18          .56         .63
               diluted              .55          .74         .43         .38          (.29)        .17          .56         .63
Dividends paid per share            .21          .21         .21         .21           .21         .21          .21         .21
Price range of Marathon Stock(c):
    - Low                            23-5/8       28-1/2      25-13/16    19-5/8        26-11/16    25           32-3/16     31
    - High                           30-5/8       33-7/8      32-3/4      31-3/8        38-1/8      37-1/8       38-7/8      40-1/2
---------------------------------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
-----------------
Income (loss) before
  extraordinary losses
  applicable to Steel Stock      $   32      $   (31)(a)   $  52     $   (11)       $   74       $   63       $ 133     $    85
  - Per share: basic                .35         (.35)(a)     .60        (.13)          .83          .72        1.53         .98
               diluted              .35         (.35)(a)     .59        (.13)          .81          .71        1.46         .95
Dividends paid per share            .25          .25         .25         .25           .25          .25         .25         .25
Price range of Steel Stock(c):
    - Low                            21-3/4       24-9/16    23-1/2       22-1/4        21-5/8       20-7/16     31          28-7/16
    - High                           33           30-1/16    34-1/4       29-1/8        27-3/4       33-1/2      43-1/16     42-1/8
---------------------------------------------------------------------------------------------------------------------------------

(a)      Restated to reflect current classifications.
(b)      Reclassified to conform to 1999 classifications.
(c)      Composite tape.

PRINCIPAL UNCONSOLIDATED AFFILIATES (UNAUDITED)

                                                                    December 31, 1999
               Company                         Country                  Ownership                        Activity
---------------------------------------------------------------------------------------------------------------------------------
Clairton 1314B Partnership, L.P.              United States               10%                       Coke & Coke By-Products
CLAM Petroleum B.V.                           Netherlands                 50%                       Oil & Gas Production
Double Eagle Steel Coating Company            United States               50%                       Steel Processing
Kenai LNG Corporation                         United States               30%                       Natural Gas Liquification
LOCAP, Inc.                                   United States               50% (a)                   Pipeline & Storage Facilities
LOOP LLC                                      United States               47% (a)                   Offshore Oil Port
Manta Ray Offshore Gathering Company, LLC     United States               24%                       Natural Gas Transmission
Minnesota Pipe Line Company                   United States               33% (a)                   Pipeline Facility
Nautilus Pipeline Company, LLC                United States               24%                       Natural Gas Transmission
Odyssey Pipeline LLC                          United States               29%                       Pipeline Facility
Poseidon Oil Pipeline Company, LLC            United States               28%                       Crude Oil Transportation
PRO-TEC Coating Company                       United States               50%                       Steel Processing
Republic Technologies International, LLC      United States               16%                       Steel Products
Sakhalin Energy Investment Company Ltd.       Russia                      38%                       Oil & Gas Development
Transtar, Inc.                                United States               46%                       Transportation
USS-POSCO Industries                          United States               50%                       Steel Processing
VSZ U. S. Steel, s. r.o.                      Slovak Republic             50%                       Tin Mill Products
Worthington Specialty Processing              United States               50%                       Steel Processing
---------------------------------------------------------------------------------------------------------------------------------

(a) Represents the ownership of MAP.


SUPPLEMENTARY INFORMATION ON MINERAL RESERVES (UNAUDITED)

MINERAL RESERVES (OTHER THAN OIL AND GAS)

(Caption)
                                                                         Reserves at December 31(a)             Production
                                                                         --------------------------     -------------------------
(MILLION TONS)                                                           1999      1998       1997       1999      1998      1997
---------------------------------------------------------------------------------------------------------------------------------
Iron(b)                                                                  726.1     738.6      754.8      14.3      15.8      16.8
Coal(c)                                                                  787.4     789.7      798.8       6.2       7.3       7.5
---------------------------------------------------------------------------------------------------------------------------------

(a) Commercially recoverable reserves include demonstrated (measured and indicated) quantities which are expressed in recoverable net product tons.
(b) In 1999, iron ore reserves decreased due to production, lease activity and engineering revisions. In 1998, iron ore reserves decreased due to production and engineering revisions.
(c) In 1999 and 1998, coal reserves decreased due to production, lease activity and engineering revisions.


SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

CAPITALIZED COSTS AND ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION(a)

                                    UNITED                        OTHER                        EQUITY
(IN MILLIONS)   December 31         STATES         EUROPE         INTL.      CONSOLIDATED     AFFILIATES       TOTAL
----------------------------------------------------------------------------------------------------------------------
1999
     Capitalized costs:
      Proved properties             $ 8,270        $ 4,465       $  1,270      $ 14,005       $    612       $ 14,617
      Unproved properties               349             55            187           591            123            714
                                    ---------     ---------      ---------     ----------     ---------      ---------
         Total                        8,619          4,520          1,457        14,596            735         15,331
                                    ---------     ---------      ---------     ----------     ---------      ---------
     Accumulated depreciation,
      depletion and amortization:
      Proved properties               5,019          2,859            136         8,014            169          8,183
      Unproved properties                78              -              6            84              -             84
                                    ---------     ---------      ---------     ----------     ---------      ---------
         Total                        5,097          2,859            142         8,098            169          8,267
                                    ---------     ---------      ---------     ----------     ---------      ---------
     Net capitalized costs          $ 3,522        $ 1,661       $  1,315      $  6,498       $    566       $  7,064
-----------------------------------------------------------------------------------------------------------------------
1998
     Capitalized costs:
      Proved properties             $ 8,366       $  4,430       $  1,288       $14,084       $    628       $ 14,712
      Unproved properties               400             43             90           533              7            540
                                    ---------     ---------      ---------     ----------     ---------      ---------
         Total                        8,766          4,473          1,378        14,617            635         15,252
                                    ---------     ---------      ---------     ----------     ---------      ---------
     Accumulated depreciation,
      depletion and amortization:
      Proved properties               5,020          2,685            135         7,840            156          7,996
      Unproved properties                91              -              5            96              -             96
                                    ---------     ---------      ---------     ----------     ---------      ---------
         Total                        5,111          2,685            140         7,936            156          8,092
                                    ---------     ---------      ---------     ----------     ---------      ---------
     Net capitalized costs          $ 3,655       $  1,788       $  1,238       $ 6,681       $    479       $  7,160
-----------------------------------------------------------------------------------------------------------------------

(a) Prior year amounts have been changed to conform with current year reporting practices.

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING
ACTIVITIES (UNAUDITED) CONTINUED

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING
ACTIVITIES, EXCLUDING CORPORATE OVERHEAD AND INTEREST COSTS(a)

                                        UNITED                    OTHER                    EQUITY
(IN MILLIONS)                          STATES        EUROPE       INTL.    CONSOLIDATED  AFFILIATES      TOTAL
---------------------------------------------------------------------------------------------------------------
1999: Revenues:
       Sales(b)                       $    474      $   431      $  198    $  1,103      $   33       $  1,136
       Transfers                           882            -          88         970           -            970
                                       ---------    ---------    ---------   -------     -------      ---------
          Total revenues                 1,356          431         286       2,073          33          2,106
      Expenses:
       Production costs                   (322)        (137)        (99)       (558)        (25)          (583)
       Exploration expenses               (134)         (42)        (51)       (227)         (4)          (231)
       Depreciation, depletion
          and amortization(c)             (378)        (143)        (99)       (620)        (13)          (633)
       Other expenses                      (28)          (7)        (15)        (50)          -            (50)
                                       ---------    ---------     --------    ------     -------      ---------
          Total expenses                  (862)        (329)       (264)     (1,455)        (42)        (1,497)
      Other production-related
          earnings(d)                        1            4           4           9           1             10
                                       ---------    ---------     --------    ------     -------      ---------
      Results before income taxes          495          106          26         627          (8)           619
      Income taxes (credits)               168           33          (7)        194          (3)           191
                                       ---------    ---------     --------    ------     -------      ---------
      Results of operations           $    327      $    73      $   33    $    433      $   (5)      $    428
---------------------------------------------------------------------------------------------------------------
1998: Revenues:
       Sales(b)                       $    518      $   454      $   71    $  1,043      $   28       $  1,071
       Transfers                           536            -          51         587           -            587
                                       ---------   ---------   ---------   ---------   ---------      ---------
          Total revenues                 1,054          454         122       1,630          28          1,658
      Expenses:
       Production costs                   (295)        (153)        (57)       (505)         (8)          (513)
       Exploration expenses(e)            (179)         (45)        (86)       (310)         (5)          (315)
       Depreciation, depletion
          and amortization(c)             (339)        (150)        (68)       (557)         (8)          (565)
       Other expenses                      (37)          (3)        (11)        (51)          -            (51)
                                         ---------   ---------   ---------   ---------   ---------     ---------
          Total expenses                  (850)        (351)       (222)     (1,423)        (21)         (1,444)
       Other production-related
          earnings(d)                        1           15           3          19           1              20
                                        ---------    ---------   ---------   ---------   ---------     ---------
      Results before income taxes          205          118         (97)        226           8             234
      Income taxes (credits)                61           22         (28)         55           3              58
                                        ---------   ---------   ---------   ---------   ---------      ---------
      Results of operations           $    144      $    96      $  (69)   $    171     $     5       $     176
----------------------------------------------------------------------------------------------------------------
1997: Revenues:
       Sales(b)                       $    581      $   572      $   21    $  1,174     $    42       $  1,216
       Transfers                           724            -          38         762           -            762
                                      ---------    ---------   ---------   ---------    --------      ---------
       Total revenues                    1,305          572          59       1,936          42          1,978
      Expenses:
       Production costs                   (337)        (162)        (12)       (511)        (15)          (526)
       Exploration expenses               (127)         (34)        (25)       (186)         (1)          (187)
       Depreciation, depletion
          and amortization                (300)        (130)        (16)       (446)         (8)          (454)
       Other expenses                      (32)          (3)        (13)        (48)          -            (48)
                                       ---------    ---------   ---------   ---------   ---------     ---------
          Total expenses                  (796)        (329)        (66)     (1,191)        (24)        (1,215)
       Other production-related
          earnings(d)                        -           28           1          29           1             30
                                       ---------    ---------   ---------   ---------   ---------     ---------
      Results before income taxes          509          271          (6)        774          19            793
      Income taxes (credits)               170           79           4         253           4            257
                                       ---------    ---------   ---------   ---------   ---------     ---------
      Results of operations           $    339      $   192      $  (10)   $    521      $   15       $    536
---------------------------------------------------------------------------------------------------------------

(a) Includes the results of using derivative instruments to manage commodity and foreign currency risks.
(b) Includes net gains on asset dispositions and natural gas contract settlements, as of December 31, 1999, 1998 and 1997, of $2 million, $43 million and $7 million respectively.
(c) Includes domestic property impairments of $16 million as of December 31, 1999 and international property impairments of $10 million as of December 31, 1998.
(d) Includes revenues, net of associated costs, from third-party activities that are an integral part of USX's production operations. Third-party activities may include the processing and/or transportation of third-party production, and the purchase and subsequent resale of gas utilized in reservoir management.
(e) Includes international property impairments and suspended exploration well write-offs of $73 million.

SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING
ACTIVITIES (UNAUDITED) CONTINUED

COSTS INCURRED FOR PROPERTY ACQUISITION, EXPLORATION AND
DEVELOPMENT - INCLUDING CAPITAL EXPENDITURES(a)

                                       UNITED                 OTHER                    EQUITY
(IN MILLIONS)                          STATES      EUROPE     INTL.    CONSOLIDATED   AFFILIATES      TOTAL
-------------------------------------------------------------------------------------------------------------
1999: Property acquisition:
        Proved                       $   17       $   -     $    10     $    27       $      -      $     27
        Unproved                         56          12         107         175              -           175
      Exploration                       141          47          64         252              7           259
      Development                       205          34         117         356             84           440
-------------------------------------------------------------------------------------------------------------
1998: Property acquisition:
        Proved                       $    3       $   3     $ 1,051     $ 1,057       $      -      $  1,057
        Unproved                         82           -          57         139              -           139
      Exploration                       217          39          75         331             11           342
      Development                       431          39          46         516            165           681
-------------------------------------------------------------------------------------------------------------
1997: Property acquisition:
        Proved                       $   16       $   -     $     -     $    16       $      -      $     16
        Unproved                         50           -           -          50              -            50
      Exploration                       170          53          43         266              3           269
      Development                       477          67          27         571            135           706
-------------------------------------------------------------------------------------------------------------

(a) Prior year amounts have been changed to conform with current year reporting practices.

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


                                       UNITED                   OTHER                  EQUITY
(MILLIONS OF BARRELS)                  STATES      EUROPE       INTL.   CONSOLIDATED  AFFILIATES    TOTAL
-----------------------------------------------------------------------------------------------------------
LIQUID HYDROCARBONS
 Proved developed and
  undeveloped reserves:
   Beginning of year - 1997(a)             570        177          26         773           -        773
   Purchase of reserves in place             2          -           -           2           -          2
   Revisions of previous estimates           9         (1)          3          11           -         11
   Improved recovery                        22          -           -          22           -         22
   Extensions, discoveries and
     other additions                        31          -           -          31          82        113
   Production                              (42)       (15)         (3)        (60)          -        (60)
   Sales of reserves in place               (2)         -           -          (2)          -         (2)
                                       --------   --------    --------    --------    --------   --------
   End of year - 1997                      590        161          26         777          82        859
   Purchase of reserves in place             1          -         156  (b)    157           -        157
   Revisions of previous estimates          (1)       (28)          1         (28)         (2)       (30)
   Improved recovery                         3          -           -           3           -          3
   Extensions, discoveries and
     other additions                        10          4          18          32           -         32
   Production                              (49)       (15)         (7)        (71)          -        (71)
   Sales of reserves in place               (5)         -           -          (5)          -         (5)
                                       --------   --------    --------    --------    --------   --------
   End of year - 1998                      549        122         194         865          80        945
   Purchase of reserves in place            14          -           7          21           -         21
   Revisions of previous estimates           2        (20)          -         (18)         (3)       (21)
   Improved recovery                        11          -           1          12           -         12
   Extensions, discoveries and
     other additions                         9          -           5          14           -         14
   Production                              (53)       (12)        (11)        (76)          -        (76)
   Sales of reserves in place              (12)         -          (9)        (21)          -        (21)
                                       --------   --------    --------    --------    --------   --------
   End of year - 1999                      520         90         187         797          77        874
----------------------------------------------------------------------------------------------------------
 Proved developed reserves:
   Beginning of year - 1997                443        163          11         617           -        617
   End of year - 1997                      486        161          12         659           -        659
   End of year - 1998                      489        119          67         675           -        675
   End of year - 1999                      476         90          72         638          69        707
----------------------------------------------------------------------------------------------------------

(a) Revised to exclude reserves attributable to a pressure maintenance program for the Petronius field scheduled to commence in third quarter 2000.

(b) Represents reserves related to the acquisition of Tarragon Oil and Gas Limited in August 1998.

                        SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) CONTINUED

                        ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES (CONTINUED)

                                                               UNITED                   OTHER                  EQUITY
                        (BILLIONS OF CUBIC FEET)               STATES      EUROPE       INTL.   CONSOLIDATED AFFILIATES   TOTAL
                       -----------------------------------------------------------------------------------------------------------
                        NATURAL GAS
                         Proved developed and
                         undeveloped reserves:
                           Beginning of year - 1997(a)           2,251      1,178          21       3,450         132      3,582
                           Purchase of reserves in place            31          -           -          31           -         31
                           Revisions of previous estimates         (39)         9           6         (24)         (6)       (30)
                           Improved recovery                         -          -           -           -           -          -
                           Extensions, discoveries and
                             other additions                       262          -           -         262           -        262
                           Production                             (264)      (139)         (4)       (407)        (15)      (422)
                           Sales of reserves in place               (9)         -           -          (9)          -         (9)
                                                               --------   --------    --------    --------    --------   --------
                           End of year - 1997                    2,232      1,048          23       3,303         111      3,414
                           Purchase of reserves in place            10          -         782 (b)     792           -        792
                           Revisions of previous estimates         (16)        10          (1)         (7)          5         (2)
                           Improved recovery                         -          -           -           -           -          -
                           Extensions, discoveries and
                             other additions                       238         32          55         325           5        330
                           Production                             (272)      (124)        (29)       (425)        (11)      (436)
                           Sales of reserves in place              (29)         -           -         (29)          -        (29)
                                                               --------   --------    --------    --------    --------   --------
                           End of year - 1998                    2,163        966         830       3,959         110      4,069
                           Purchase of reserves in place             5          -          11          16           -         16
                           Revisions of previous estimates         (83)       (81)         (3)       (167)         13       (154)
                           Improved recovery                         8          -           2          10           -         10
                           Extensions, discoveries and
                             other additions                       281          -          94         375          13        388
                           Production                             (275)      (111)        (59)       (445)        (13)      (458)
                           Sales of reserves in place              (42)         -         (42)        (84)          -        (84)
                                                               --------   --------    --------    --------    --------   --------
                           End of year - 1999                    2,057        774         833       3,664         123      3,787
                       -----------------------------------------------------------------------------------------------------------
                         Proved developed reserves:
                           Beginning of year - 1997              1,720      1,133          16       2,869         100      2,969
                           End of year - 1997                    1,702      1,024          19       2,745          78      2,823
                           End of year - 1998                    1,678        909         534       3,121          76      3,197
                           End of year - 1999                    1,550        741         497       2,788          65      2,853
                       -----------------------------------------------------------------------------------------------------------

                        (a) Revised to exclude reserves attributable to a
                            pressure maintenance program for the Petronius field
                            scheduled to commence in third quarter 2000.
                        (b) Represents reserves related to the acquisition of
                            Tarragon Oil and Gas Limited in August 1998.

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

                        SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) CONTINUED

                        STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (CONTINUED)(a)

                                                               United                   Other                  Equity
                        (IN MILLIONS)                          States      Europe       Intl.   Consolidated Affiliates   Total
                       -----------------------------------------------------------------------------------------------------------
                        DECEMBER 31, 1999:
                         Future cash inflows                  $ 15,393    $ 4,426    $  5,242    $ 25,061    $  2,154   $ 27,215
                         Future production costs                (4,646)    (1,864)     (1,107)     (7,617)       (850)    (8,467)
                         Future development costs                 (445)       (86)       (315)       (846)        (88)      (934)
                         Future income tax expenses             (3,102)      (987)     (1,581)     (5,670)       (328)    (5,998)
                                                              ---------  ---------   ---------   ---------   ---------  ---------
                         Future net cash flows                   7,200      1,489       2,239      10,928         888     11,816
                         10% annual discount for
                           estimated timing of cash flows       (3,371)      (374)       (862)     (4,607)       (372)    (4,979)
                                                              ---------  ---------   ---------   ---------   ---------  ---------
                         Standardized measure of
                           discounted future net cash
                           flows relating to proved oil
                           and gas reserves                   $  3,829    $ 1,115    $  1,377    $  6,321    $    516   $  6,837
                       -----------------------------------------------------------------------------------------------------------
                        DECEMBER 31, 1998:
                         Future cash inflows                  $  8,442    $ 3,850    $  2,686    $ 14,978    $  1,036   $ 16,014
                         Future production costs                (3,731)    (2,240)       (950)     (6,921)       (586)    (7,507)
                         Future development costs                 (559)      (130)       (323)     (1,012)       (124)    (1,136)
                         Future income tax expenses               (816)      (630)       (542)     (1,988)        (45)    (2,033)
                                                              ---------  ---------   ---------   ---------   ---------  ---------
                         Future net cash flows                   3,336        850         871       5,057         281      5,338
                         10% annual discount for
                           estimated timing of cash flows       (1,462)      (256)       (392)     (2,110)       (136)    (2,246)
                                                              ---------  ---------   ---------   ---------   ---------  ---------
                         Standardized measure of
                           discounted future net cash
                           flows relating to proved oil
                           and gas reserves                   $  1,874    $   594    $    479    $  2,947    $    145   $  3,092
                       -----------------------------------------------------------------------------------------------------------
                        DECEMBER 31, 1997:
                         Future cash inflows                  $ 13,589    $ 6,189    $    484    $ 20,262    $  1,714   $ 21,976
                         Future production costs                (4,705)    (2,310)       (172)     (7,187)       (643)    (7,830)
                         Future development costs                 (700)      (162)        (18)       (880)       (200)    (1,080)
                         Future income tax expenses             (2,316)    (1,371)        (62)     (3,749)       (232)    (3,981)
                                                              ---------  ---------   ---------   ---------   ---------  ---------
                         Future net cash flows                   5,868      2,346         232       8,446         639      9,085
                         10% annual discount for
                           estimated timing of cash flows       (2,623)    (1,011)        (52)     (3,686)       (367)    (4,053)
                                                              ---------  ---------   ---------   ---------   ---------  ---------
                         Standardized measure of
                           discounted future net cash
                           flows relating to proved oil
                           and gas reserves                   $  3,245    $ 1,335    $    180    $  4,760    $    272   $  5,032
                       -----------------------------------------------------------------------------------------------------------

                        SUMMARY OF CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO
                        PROVED OIL AND GAS RESERVES(a)(b)
                                                         Consolidated              Equity Affiliates                Total
                                                    ------------------------- ------------------------- ---------------------------
                        (IN MILLIONS)                 1999     1998    1997     1999     1998     1997     1999     1998    1997
                       ------------------------------------------------------------------------------------------------------------
                        Sales and transfers of
                         oil and gas produced,
                         net of production costs    $(1,516) $(1,125) $(1,424) $   (8) $  (20) $   (28) $(1,524) $(1,145) $(1,452)
                        Net changes in prices and
                         production costs related
                         to future production         5,891   (3,579)  (3,669)    484    (372)     (36)   6,375   (3,951)  (3,705)
                        Extensions, discoveries and
                         improved recovery, less
                         related costs                  566      284     458        9       4      263      575      288      721
                        Development costs incurred
                         during the period              356      516      571      84     165      135      440      681      706
                        Changes in estimated future
                         development costs              (42)    (285)    (300)    (52)   (100)    (121)     (94)    (385)    (421)
                        Revisions of previous
                         quantity estimates            (346)    (110)      43      (8)     (2)      (5)    (354)    (112)      38
                        Net changes in purchases and
                         sales of minerals in place      68      637       14       -       -        -       68      637       14
                        Accretion of discount           382      623    1,051      18      39       13      400      662    1,064
                        Net change in income taxes   (1,995)     825    1,246    (117)     57      (29)  (2,112)     882    1,217
                        Other                            10      401     (776)    (39)    102       (4)     (29)     503     (780)
                       ------------------------------------------------------------------------------------------------------------
                        Net change for the year       3,374   (1,813)  (2,786)    371    (127)     188    3,745   (1,940)  (2,598)
                        Beginning of year             2,947    4,760    7,546     145     272       84    3,092    5,032    7,630
                       ------------------------------------------------------------------------------------------------------------
                        End of year                 $ 6,321  $ 2,947  $ 4,760  $  516  $  145  $   272  $ 6,837  $ 3,092   $5,032
                       ------------------------------------------------------------------------------------------------------------

                        (a) Revised to exclude reserves attributable to a
                            pressure maintenance program for the Petronius field scheduled to commence in third quarter 2000.
                        (b) Prior year amounts have been changed to conform with
                            current year reporting practices.

                        FIVE-YEAR OPERATING SUMMARY - MARATHON GROUP

                                                                                   1999       1998     1997     1996       1995
           ---------------------------------------------------------------------------------------------------------------------
            NET LIQUID HYDROCARBON PRODUCTION (thousands of barrels per day)
             United States (by region)
               Alaska                                                               -         -          -         8          9
               Gulf Coast                                                          74        55         29        30         33
               Southern                                                             5         6          8         9         11
               Central                                                              4         4          5         4          8
               Mid-Continent - Yates                                               18        23         25        25         24
               Mid-Continent - Other                                               20        21         21        20         19
               Rocky Mountain                                                      24        26         27        26         28
                                                                                -----------------------------------------------
                  Total United States                                             145       135        115       122        132
                                                                                -----------------------------------------------
             International
               Canada                                                              17         6          -         -          -
               Egypt                                                                5         8          8         8          5
               Indonesia                                                            -         -          -         -         10
               Gabon                                                                9         5         -          -          -
               Norway                                                               -         1          2         3          2
               Tunisia                                                              -         -          -         -          2
               United Kingdom                                                      31        41         39        48         54
                                                                                -----------------------------------------------
                  Total International                                              62        61         49        59         73
                                                                                -----------------------------------------------
                   Consolidated                                                   207       196        164       181        205
             Equity affiliate(a)                                                    1         -          -         -          -
                                                                                -----------------------------------------------
                     Total                                                        208       196        164       181        205
             Natural gas liquids included in above                                 19        17         17        17         17
           --------------------------------------------------------------------------------------------------------------------
            NET NATURAL GAS PRODUCTION (millions of cubic feet per day)
             United States (by region)
               Alaska                                                             148       144        151       145        133
               Gulf Coast                                                         107        84         78        88         94
               Southern                                                           178       208        189       161        142
               Central                                                            134       117        119       109        105
               Mid-Continent                                                      129       125        125       122        112
               Rocky Mountain                                                      59        66         60        51         48
                                                                                -----------------------------------------------
                  Total United States                                             755       744        722       676        634
                                                                                -----------------------------------------------
             International
               Canada                                                             150        65          -         -          -
               Egypt                                                               13        16         11        13         15
               Ireland                                                            132       168        228       259        269
               Norway                                                              26        27         54        87         81
               United Kingdom - equity                                            168       165        130       140         98
                              - other(b)                                           16        23         32        32         35
                                                                                -----------------------------------------------
                  Total International                                             505       464        455       531        498
                                                                                -----------------------------------------------
                   Consolidated                                                 1,260     1,208      1,177     1,207      1,132
             Equity affiliate(c)                                                   36        33         42        45         44
                                                                                -----------------------------------------------
                     Total                                                      1,296     1,241      1,219     1,252      1,176
           --------------------------------------------------------------------------------------------------------------------
            AVERAGE SALES PRICES
             Liquid Hydrocarbons (dollars per barrel)(d)(e)
               United States                                                   $15.44    $10.42     $16.88    $18.58     $14.59
               International                                                    16.90     12.24      18.77     20.34      16.66
             Natural Gas (dollars per thousand cubic feet)(d)(e)
               United States                                                   $ 1.90    $ 1.79     $ 2.20    $ 2.09     $ 1.63
               International                                                     1.90      1.94       2.00      1.97       1.80
           --------------------------------------------------------------------------------------------------------------------
            NET PROVED RESERVES AT YEAR-END (developed and undeveloped)
             Liquid Hydrocarbons (millions of barrels)
               United States                                                      520       549(f)     590(f)    570(f)     558
               International                                                      277       316        187       203        206
                                                                                -----------------------------------------------
                  Consolidated                                                    797       865        777       773        764
               Equity affiliate(a)                                                 77        80         82         -          -
                                                                                -----------------------------------------------
                     Total                                                        874       945        859       773        764
             Developed reserves as % of total net reserves                        81%       71%(f)     77%(f)    80%(f)     88%
           --------------------------------------------------------------------------------------------------------------------
             Natural Gas (billions of cubic feet)
               United States                                                    2,057     2,163(f)   2,232(f)  2,251(f)   2,210
               International                                                    1,607     1,796      1,071     1,199      1,379
                                                                                -----------------------------------------------
                  Consolidated                                                  3,664     3,959      3,303     3,450      3,589
               Equity affiliate(c)                                                123       110        111       132        131
                                                                                -----------------------------------------------
                     Total                                                      3,787     4,069      3,414     3,582      3,720
             Developed reserves as % of total net reserves                        75%       79%        83%       83%        80%
           --------------------------------------------------------------------------------------------------------------------

            (a) Represents Marathon's equity interest in Sakhalin Energy
                Investment Company Ltd. and CLAM Petroleum B.V.
            (b) Represents gas acquired for injection and subsequent resale.
            (c) Represents Marathon's equity interest in CLAM Petroleum B.V.
            (d) Prices exclude gains/losses from hedging activities.
            (e) Prices exclude equity affiliates and purchase/resale gas.
            (f) Revised to exclude reserves attributable to a pressure maintenance program for the Petronius field scheduled to commence in third quarter 2000.

                        FIVE-YEAR OPERATING SUMMARY - MARATHON GROUP CONTINUED

                                                                                    1999(a)    1998(a)   1997     1996      1995
                       -----------------------------------------------------------------------------------------------------------
                        U.S. REFINERY OPERATIONS (thousands of barrels per day)
                         In-use crude oil capacity at year-end                       935       935        575      570       570
                         Refinery runs - crude oil refined                           888       894        525      511       503
                                       - other charge and blend stocks               139       127         99       96        94
                         In-use crude oil capacity utilization rate                   95%       96%        92%      90%       88%
                       -----------------------------------------------------------------------------------------------------------
                        SOURCE OF CRUDE PROCESSED (thousands of barrels per day)
                         United States                                               349       317        202      229       254
                         Europe                                                        7        15         10       12         6
                         Middle East and Africa                                      363       394        241      193       183
                         Other International                                         169       168         72       79        58
                                                                                     --------------------------------------------
                              Total                                                  888       894        525      513       501
                       -----------------------------------------------------------------------------------------------------------
                        REFINED PRODUCT YIELDS (thousands of barrels per day)
                         Gasoline                                                    566       545        353      345       339
                         Distillates                                                 261       270        154      155       146
                         Propane                                                      22        21         13       13        12
                         Feedstocks and special products                              66        64         36       35        38
                         Heavy fuel oil                                               43        49         35       30        31
                         Asphalt                                                      69        68         39       36        36
                                                                                   ----------------------------------------------
                              Total                                                1,027     1,017        630      614       602
                       -----------------------------------------------------------------------------------------------------------
                        REFINED PRODUCTS YIELDS (% breakdown)
                         Gasoline                                                     55%       54%        56%      56%       57%
                         Distillates                                                  25        27         24       25        24
                         Other products                                               20        19         20       19        19
                                                                                     --------------------------------------------
                              Total                                                  100%      100%       100%     100%      100%
                       -----------------------------------------------------------------------------------------------------------
                        U.S. REFINED PRODUCT SALES (thousands of barrels per day)
                         Gasoline                                                    714       671        452      468       445
                         Distillates                                                 331       318        198      192       180
                         Propane                                                      23        21         12       12        12
                         Feedstocks and special products                              66        67         40       37        44
                         Heavy fuel oil                                               43        49         34       31        31
                         Asphalt                                                      74        72         39       35        35
                                                                                   ----------------------------------------------
                              Total                                                1,251     1,198        775      775       747
                         Matching buy/sell volumes included in above                  45        39         51       71        47
                       -----------------------------------------------------------------------------------------------------------
                        REFINED PRODUCTS SALES BY CLASS OF TRADE (as a % of
                         total sales)
                         Wholesale - independent private-brand
                                     marketers and consumers                          66%       65%        61%      62%       61%
                         Marathon and Ashland brand jobbers and dealers               11        11         13       13        13
                         Speedway SuperAmerica retail outlets                         23        24         26       25        26
                                                                                     --------------------------------------------
                              Total                                                  100%      100%       100%     100%      100%
                       -----------------------------------------------------------------------------------------------------------
                        REFINED PRODUCTS (dollars per barrel)
                         Average sales price                                      $24.59    $20.65(b)  $26.38   $27.43    $23.80
                         Average cost of crude oil throughput                      18.66     13.02      19.00    21.94     18.09
                       -----------------------------------------------------------------------------------------------------------
                        PETROLEUM INVENTORIES AT YEAR-END (thousands of barrels)
                         Crude oil, raw materials and natural gas liquids         34,255    35,630     19,351   20,047    22,224
                         Refined products                                         32,853    32,334     20,598   21,283    22,102
                       -----------------------------------------------------------------------------------------------------------
                        U.S. REFINED PRODUCT MARKETING OUTLETS AT YEAR-END
                         MAP operated terminals                                       93        88         51       51        51
                         Retail - Marathon and Ashland brand outlets               3,482     3,117      2,465    2,392     2,380
                                - Speedway SuperAmerica outlets                    2,433     2,257      1,544    1,592     1,627
                       -----------------------------------------------------------------------------------------------------------
                        PIPELINES (miles of common carrier pipelines)(c)
                         Crude Oil  - gathering lines                                557     2,827      1,003    1,052     1,115
                                    - trunklines                                   4,720     4,859      2,665    2,665     2,666
                         Products   - trunklines                                   2,856     2,861      2,310    2,310     2,311
                                                                                   ----------------------------------------------
                              Total                                                8,133    10,547      5,978    6,027     6,092
                       -----------------------------------------------------------------------------------------------------------
                        PIPELINE BARRELS HANDLED (millions)(d)
                         Crude Oil  - gathering lines                               30.4      47.8       43.9     43.2      43.8
                                    - trunklines                                   545.7     571.9      369.6    378.7     371.3
                         Products   - trunklines                                   331.9     329.7      262.4    274.8     252.3
                                                                                   ----------------------------------------------
                              Total                                                908.0     949.4      675.9    696.7     667.4
                       -----------------------------------------------------------------------------------------------------------
                        RIVER OPERATIONS
                         Barges     - owned/leased                                   169       169          -        -         -
                         Boats      - owned/leased                                     8         8          -        -         -
                       -----------------------------------------------------------------------------------------------------------

                        (a) 1999 and 1998 statistics include 100% of MAP and
                            should be considered when compared to prior periods.

                        (b) Reclassified to conform to 1999 classifications.

                        (c) Pipelines for downstream operations also include
                            non-common carrier, leased and equity affiliates.

                        (d) Pipeline barrels handled on owned common carrier
                            pipelines, excluding equity affiliates.

                        FIVE-YEAR OPERATING SUMMARY - U. S. STEEL GROUP

                        (THOUSANDS OF NET TONS, UNLESS OTHERWISE NOTED)      1999        1998       1997       1996        1995
                       -----------------------------------------------------------------------------------------------------------
                        RAW STEEL PRODUCTION
                         Gary, IN                                           7,102        6,468      7,428       6,840      7,163
                         Mon Valley, PA                                     2,821        2,594      2,561       2,746      2,740
                         Fairfield, AL                                      2,109        2,152      2,361       1,862      2,260
                                                                           ------------------------------------------------------
                              Total                                        12,032       11,214     12,350      11,448     12,163
                       ----------------------------------------------------------------------------------------------------------
                        RAW STEEL CAPABILITY
                         Continuous cast                                   12,800       12,800     12,800      12,800     12,500
                              Total production as % of total capability      94.0         87.6       96.5        89.4       97.3
                       ----------------------------------------------------------------------------------------------------------
                        HOT METAL PRODUCTION                               10,344        9,743     10,591       9,716     10,521
                       ----------------------------------------------------------------------------------------------------------
                        COKE PRODUCTION(a)                                  4,619        4,835      5,757       6,777      6,770
                       ----------------------------------------------------------------------------------------------------------
                        IRON ORE PELLETS - MINNTAC, MN
                         Shipments                                         15,025       15,446     16,403      14,962     15,218
                       ----------------------------------------------------------------------------------------------------------
                        COAL PRODUCTION                                     6,632        8,150      7,528       7,283      7,509
                       ----------------------------------------------------------------------------------------------------------
                        COAL SHIPMENTS                                      6,924        7,670      7,811       7,117      7,502
                       ----------------------------------------------------------------------------------------------------------
                        STEEL SHIPMENTS BY PRODUCT
                         Sheet and semi-finished steel products             8,114        7,608      8,170       8,677      8,721
                         Tubular, plate and tin mill products               2,515        3,078      3,473       2,695      2,657
                                                                           ------------------------------------------------------
                              Total                                        10,629       10,686     11,643      11,372     11,378
                              Total as % of domestic steel industry          10.1         10.5       10.9        11.3       11.7
                       ----------------------------------------------------------------------------------------------------------
                        STEEL SHIPMENTS BY MARKET
                         Steel service centers                              2,456        2,563      2,746       2,831      2,564
                         Transportation                                     1,505        1,785      1,758       1,721      1,636
                         Further conversion:
                           Joint ventures                                   1,818        1,473      1,568       1,542      1,332
                           Trade customers                                  1,633        1,140      1,378       1,227      1,084
                         Containers                                           738          794        856         874        857
                         Construction                                         844          987        994         865        671
                         Oil, gas and petrochemicals                          363          509        810         746        748
                         Export                                               321          382        453         493      1,515
                         All other                                            951        1,053      1,080       1,073        971
                                                                           ------------------------------------------------------
                              Total                                        10,629       10,686     11,643      11,372     11,378
                       ----------------------------------------------------------------------------------------------------------
                        AVERAGE STEEL PRICE PER TON                          $420         $469       $479        $467       $466
                       ----------------------------------------------------------------------------------------------------------

                        (a) The reduction in coke production after 1996
                            reflected U. S. Steel's entry into a strategic partnership with two limited partners on June 1, 1997, to acquire an interest in three coke batteries at its Clairton (Pa.) Works.

                        FIVE-YEAR FINANCIAL SUMMARY

           (DOLLARS IN MILLIONS, EXCEPT AS NOTED)                1999(a)    1998(a)      1997        1996        1995
          ---------------------------------------------------------------------------------------------------------------
           STATEMENT OF OPERATIONS
           Revenues                                           $ 29,583    $ 28,237(b)  $22,680(b)  $ 22,872(b) $ 20,293(b)
           Income from operations                                1,863       1,517       1,705        1,779         726
            Includes:
              Inventory market valuation charges (credits)        (551)        267         284         (209)        (70)
              Gain on ownership change in MAP                      (17)       (245)          -            -           -
              Impairment of long-lived assets                        -           -           -            -         675
           Income from continuing operations                  $    705    $    674     $   908     $    946    $    217
           Income from discontinued operations                       -           -          80            6           4
           Extraordinary losses                                     (7)          -           -           (9)         (7)
                                                              -----------------------------------------------------------
            NET INCOME                                        $    698    $    674     $   988     $    943    $    214
          ---------------------------------------------------------------------------------------------------------------
           APPLICABLE TO MARATHON STOCK
            Income (loss) before extraordinary loss           $    654    $    310     $   456     $    671    $    (87)
            Income (loss) before extraordinary loss
              per share - basic (in dollars)                      2.11        1.06        1.59         2.33        (.31)
                       - diluted (in dollars)                     2.11        1.05        1.58         2.31        (.31)
            Net income (loss)                                      654         310         456          664         (92)
            Net income (loss) per share - basic (in dollars)      2.11        1.06        1.59         2.31        (.33)
                                        - diluted (in dollars)    2.11        1.05        1.58         2.29        (.33)
            Dividends paid per share (in dollars)                  .84         .84         .76          .70         .68
          --------------------------------------------------------------------------------------------------------------
           APPLICABLE TO STEEL STOCK
            Income before extraordinary losses                $     42    $    355     $   449     $    253    $    279
            Income before extraordinary losses
              per share - basic (in dollars)                       .48        4.05        5.24         3.00        3.53
                        - diluted (in dollars)                     .48        3.92        4.88         2.97        3.43
            Net income                                              35         355         449          251         277
            Net income per share  - basic (in dollars)             .40        4.05        5.24         2.98        3.51
                                  - diluted (in dollars)           .40        3.92        4.88         2.95        3.41
            Dividends paid per share (in dollars)                 1.00        1.00        1.00         1.00        1.00
          --------------------------------------------------------------------------------------------------------------
           BALANCE SHEET POSITION AT YEAR-END
            Cash and cash equivalents                         $    133    $    146     $    54     $     55    $    131
            Total assets                                        22,962      21,133      17,284       16,980      16,743
            Capitalization:
              Notes payable                                   $      -    $    145     $   121     $     81    $     40
              Total long-term debt                               4,283       3,991       3,403        4,212       4,937
              Preferred stock of subsidiary and
                trust preferred securities                         433         432         432          250         250
              Minority interest in MAP                           1,753       1,590           -            -           -
              Redeemable Delhi Stock                                 -           -         195            -           -
              Preferred stock                                        3           3           3            7           7
              Common stockholders' equity                        6,853       6,402       5,397        5,015       4,321
                                                              ----------------------------------------------------------
                 Total capitalization                         $ 13,325    $ 12,563     $ 9,551     $  9,565    $  9,555
          --------------------------------------------------------------------------------------------------------------
            % of total debt to capitalization(c)                  35.4        36.4        41.4         47.5        54.7
          --------------------------------------------------------------------------------------------------------------
           CASH FLOW DATA
            Net cash from operating activities                $  1,936    $  2,022(b)  $ 1,464(b)  $  1,655(b) $  1,631(b)
            Capital expenditures                                 1,665       1,580       1,373        1,168       1,016
            Disposal of assets                                     366          86         481          443         157
            Dividends paid                                         354         342         316          307         295
          --------------------------------------------------------------------------------------------------------------
           EMPLOYEE DATA
            Total employment costs(d)(e)                      $  2,582    $  2,372     $ 2,289     $  2,179    $  2,186
            Average number of employees(d)(e)                   52,596      44,860      41,620       41,553      42,133
            Number of pensioners at year-end                   100,504(f)   95,429      97,051       99,713     102,449
          --------------------------------------------------------------------------------------------------------------

           (a) 1999 and 1998 statistics, other than employee data, include 100% of MAP, which should be considered when making comparisons to prior periods.
           (b) Reclassified to conform to 1999 classifications.
           (c) Total debt represents the sum of notes payable, total long-term debt and preferred stock of subsidiary and trust preferred securities.
           (d) Excludes the Delhi Companies sold in 1997.
           (e) Data for 1998 includes Ashland employees from the date of their payroll transfer to MAP, which occurred at various times throughout 1998. These employees were contracted to MAP in 1998, prior to their payroll transfer.
           (f) Includes approximately 8,000 surviving spouse beneficiaries added to the U. S. Steel pension plan in 1999.

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

                  During 1997, Marathon Oil Company ("Marathon") and Ashland
              Inc. ("Ashland") agreed to combine the major elements of their refining, marketing and transportation ("RM&T") operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC ("MAP"), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38 percent interest in MAP. Financial measures such as revenues, income from operations and capital expenditures in 1999 and 1998 include 100 percent of MAP and are not comparable to prior period amounts. Income from continuing operations, net income and related per share amounts for 1999 and 1998 are net of the minority interest. For further discussion of MAP and pro forma information, see Note 3 to the USX Consolidated Financial Statements.

                  On August 11, 1998, Marathon acquired Tarragon Oil and Gas
              Limited ("Tarragon"), a Canadian oil and gas exploration and production company. The purchase price included $686 million in cash payments, the assumption of $345 million in debt and the issuance of Exchangeable Shares of an indirect Canadian subsidiary of Marathon valued at $29 million. The Exchangeable Shares are exchangeable at any time on a one-for-one basis for shares of USX - Marathon Group Common Stock ("Marathon Stock"). On November 4, 1998, USX sold 17 million shares of Marathon Stock. The proceeds to USX of $528 million, were used to reduce indebtedness incurred to fund the Tarragon acquisition. Financial measures such as revenues, income from operations and capital expenditures in 1999 and 1998 include operations of Marathon Canada Limited, formerly known as Tarragon, commencing August 12, 1998. For further discussion of Tarragon and pro forma information, see Note 3 to the USX Consolidated Financial Statements.

                  Management's Discussion and Analysis of USX Consolidated
              Financial Statements provides certain information about the Marathon and U. S. Steel Groups, particularly in Management's Discussion and Analysis of Operations by Group. More expansive Group information is provided in Management's Discussion and Analysis of the Marathon Group and U. S. Steel Group, which are included in the USX 1999 Form 10-K. Management's Discussion and Analysis should be read in conjunction with the USX Consolidated Financial Statements and Notes to the USX Consolidated Financial Statements.

                  Certain sections of Management's Discussion and Analysis
              include forward-looking statements concerning trends or events potentially affecting USX. These statements typically contain words such as "anticipates", "believes", "estimates", "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the businesses of USX, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX 1999 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME


                  REVENUES for each of the last three years are summarized in the following table:

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
             -----------------------------------------------------------------------------------------------------------
              Revenues(a)(b)
               Marathon Group                                                       $ 24,327     $ 21,977     $ 15,846
               U. S. Steel Group                                                       5,314        6,283        6,941
               Eliminations                                                              (58)         (23)        (107)
                                                                                    --------     --------     --------
                    Total USX Corporation revenues                                    29,583       28,237       22,680
              Less:
               Matching crude oil and refined product buy/sell transactions(c)         3,539        3,948        2,436
               Consumer excise taxes on petroleum products and merchandise(c)          3,973        3,824        2,828
                                                                                    --------     --------     --------
                    Revenues adjusted to exclude above items                        $ 22,071     $ 20,465     $ 17,416
             -----------------------------------------------------------------------------------------------------------

              (a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets and other income.
              (b) Effective October 31, 1997, USX sold the Delhi Companies.
                  Excludes revenues of the Delhi Companies, which have been classified as discontinued operations for 1997.
              (c) Included in both revenues and costs and expenses for the
                  Marathon Group and USX Consolidated, resulting in no effect on income.

                  Adjusted revenues increased by $1,606 million in 1999
              compared with 1998, reflecting an 18 percent increase for the Marathon Group, partially offset by a 15 percent decrease for the U. S. Steel Group. Adjusted revenues increased by $3,049 million in 1998 compared with 1997, reflecting a 34 percent increase for the Marathon Group, partially offset by a 9 percent decrease for U. S. Steel Group. For further discussion, see Management's Discussion and Analysis of Operations by Group, herein.

                  INCOME FROM OPERATIONS for each of the last three years are summarized in the following table:

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
             -----------------------------------------------------------------------------------------------------------
              Reportable segments
               Marathon Group
                 Exploration & production                                           $    618     $    278     $    773
                 Refining, marketing & transportation                                    611          896          563
                 Other energy related businesses                                          61           33           48
                                                                                    --------     --------     --------
                    Income for reportable segments - Marathon Group                    1,290        1,207        1,384
               U. S. Steel Group
                 U. S. Steel Operations                                                 (128)         330          618
                                                                                    --------     --------     --------
                    Income for reportable segments - USX Corporation                   1,162        1,537        2,002
              Items not allocated to reportable segments:
               Marathon Group                                                            423         (269)        (452)
               U. S. Steel Group                                                         278          249          155
                                                                                    --------     --------     --------
                    Total income from operations - USX Corporation                  $  1,863     $  1,517     $  1,705
             -----------------------------------------------------------------------------------------------------------

                  Income from operations increased $346 million in 1999
              compared with 1998 and decreased $188 million in 1998 compared with 1997. The increase in 1999 was mainly attributable to higher income for the Marathon Group mainly due to higher worldwide liquid hydrocarbon prices. Income from operations for the U. S. Steel Group declined in 1999 due primarily to a $49 per ton decrease in average realized prices related to the high levels of imports and weak tubular markets that continued in 1999. For further discussion, see Management's Discussion and Analysis of Operations by Group, herein.

                  NET INTEREST AND OTHER FINANCIAL COSTS for each of the last three years are summarized in the following table:

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              Interest and other financial income                                   $      3     $     39     $      5
              Interest and other financial costs                                         365          318          352
                                                                                    --------     --------     --------
                    Net interest and other financial costs                               362          279          347
              Less:
               Favorable adjustment to
                  carrying value of indexed debt(a)                                      (13)         (44)         (10)
                                                                                    --------     --------     --------
               Net interest and other financial costs
                  adjusted to exclude above item                                    $    375     $    323     $    357
              -----------------------------------------------------------------------------------------------------------

              (a) In December 1996, USX issued $117 million in aggregate principal amount of 6-3/4% Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RTI International Metals, Inc. ("RTI") or for the equivalent amount of cash, at USX's option. The carrying value of indexed debt was adjusted quarterly to settlement value based on changes in the value of RTI common stock. Any resulting adjustment was charged or credited to income and included in interest and other financial costs. In 1999, USX irrevocably deposited with a trustee the RTI common stock resulting in satisfaction of USX's obligation. For further information see Note 8 to the USX Consolidated Financial Statements.

                   Excluding the effect of the adjustment to the carrying
              value of indexed debt, net interest and other financial costs increased by $52 million in 1999 compared with 1998, and decreased by $34 million in 1998 compared with 1997. The increase in 1999 was primarily due to lower interest income and increased financial costs as a result of higher average debt levels. The decrease in 1998 was primarily due to increased interest income levels and increased capitalized interest on exploration and production projects, partially offset by increased interest costs resulting from higher average debt levels. For additional information, see Note 7 to the USX Consolidated Financial Statements.

                  The PROVISION FOR ESTIMATED INCOME TAXES was $349 million
              in 1999, compared with $315 million in 1998 and $450 million in 1997. The 1999 provision included a $23 million favorable adjustment to deferred taxes for the Marathon Group related to the outcome of a United States Tax Court case. The 1998 income tax provision included $33 million of favorable income tax accrual adjustments relating to foreign operations. For reconciliation of the federal statutory rate to total provisions on income from continuing operations, see Note 12 to the USX Consolidated Financial Statements.

                  INCOME FROM DISCONTINUED OPERATIONS in 1997 reflects after tax income of the Delhi Group. Income in 1997 included an $81 million gain on disposal of the Delhi Companies (net of income taxes). For additional discussion, see Note 5 to the USX Consolidated Financial Statements.

                  EXTRAORDINARY LOSS of $7 million, net of income tax benefit, in 1999 included a $5 million loss resulting from the satisfaction of the indexed debt and a $2 million loss that was USX's share of Republic Technologies International, LLC's extraordinary loss related to the early extinquishment of debt. For additional information, see Note 8 to the USX Consolidated Financial Statements.

                  NET INCOME was $698 million in 1999, $674 million in 1998
              and $988 million in 1997. Excluding the gain on change of ownership in MAP in 1999 and 1998, the effects of the $81 million gain on disposal related to discontinued operations in 1997, and adjustments to the inventory market valuation reserve in each of 1999, 1998 and 1997, net income decreased by $152 million in 1999 compared with 1998, and decreased by $462 million in 1998 compared with 1997.

                  NONCASH CREDIT FROM EXCHANGE OF PREFERRED STOCK was $10
              million, or 12 cents per share of Steel Stock, in 1997. In
              May 1997, USX exchanged 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The $10 million noncash credit reflects the difference between the carrying value of the 6.50% Preferred Stock and the fair value of the Trust Preferred Securities at the date of the exchange. For additional information, see Note 23 to the USX Consolidated Financial Statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CASH FLOWS AND LIQUIDITY


                  CURRENT ASSETS increased by $1,771 million from year-end
              1998, primarily reflecting increased receivables as the result of higher commodity prices and the expiration of the U. S.
              Steel Group's accounts receivable program. Inventories increased by $619 million largely due to the reversal of the market valuation reserve for oil inventories. For further discussion of the inventory market valuation reserve, see Note 17 to the USX Consolidated Financial Statements.

                  CURRENT LIABILITIES increased by $697 million from year-end
              1998, primarily due to an increase in accounts payable reflecting higher year-end commodity prices for the Marathon Group and the impact of costs associated with higher production levels in the latter part of 1999 compared with the same 1998 period for the
              U. S. Steel Group, partially offset by a decrease in notes payable.

                  NET PROPERTY, PLANT AND EQUIPMENT decreased by $120 million from year-end 1998, primarily due to depreciation, reclassifications to assets held for disposal and asset sales, including Scurlock Permian LLC and Carnegie Natural Gas Company and affiliated subsidiaries, partially offset by the acquisition of certain Ultramar Diamond Shamrock ("UDS") assets and the purchase of Kobe Steel, Ltd.'s 50% membership interest in Lorain Tubular Company LLC.

                  TOTAL LONG-TERM DEBT AND NOTES PAYABLE increased by $147
              million from year-end 1998, mainly reflecting borrowings for the
              U. S. Steel Group accounts receivables facility, the addition of the 6.65% Notes due 2006 and an increase in commercial paper borrowings partially offset by a decrease in revolving credit agreements and notes payable. For further discussion of the U. S. Steel Group accounts receivable facility, see Note 16 to the USX Consolidated Financial Statements.

                  STOCKHOLDERS' EQUITY increased by $451 million from year-end
              1998 mainly reflecting net income of $698 million, partially offset by dividends paid.

                  NET CASH PROVIDED FROM OPERATING ACTIVITIES was $1,936
              million in 1999, $2,022 million in 1998 and $1,464 million in 1997. Cash provided from operating activities in 1999 included a $320 million payment resulting from the expiration of the
              U. S. Steel Group's accounts receivable program and a $20 million payment to fund the Voluntary Employee Benefit Association Trust ("VEBA"). Cash provided from operating activities in 1998 included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works #8 blast furnace explosion. Cash provided from operating activities in 1997 included a payment of $390 million resulting from termination of a Marathon Group and Delhi Group accounts receivable sales program, payments of $199 million to fund employee benefit plans related to the U. S. Steel Group, and insurance recoveries of $40 million related to a 1996 hearth breakout at the Gary Works No. 13 blast furnace. Excluding the effects of these adjustments, cash provided from operating activities increased by $292 million in 1999 compared with 1998 primarily due to favorable working capital changes. Cash provided from operating activities decreased by $29 million in 1998 compared with 1997, primarily due to lower net income and unfavorable working capital changes.

                  CAPITAL EXPENDITURES for each of the last three years are
              summarized in the following table:

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              Marathon Group
               Exploration & production
                 Domestic                                                           $    356     $    652     $    647
                 International                                                           388          187          163
               Refining, marketing & transportation                                      612          410          205
               Other                                                                      22           21           23
                                                                                    --------     --------     --------
                    Subtotal Marathon Group                                            1,378        1,270        1,038
              U. S. Steel Group                                                          287          310          261
              Discontinued operations                                                      -            -           74
                                                                                    --------     --------     --------
                    Total USX Corporation capital expenditures                      $  1,665     $  1,580     $  1,373
              -----------------------------------------------------------------------------------------------------------

                  Marathon Group's domestic exploration and production capital expenditures in 1999 mainly included the completion of Green Canyon Blocks 112 and 113 ("Angus") and additional development at South Pass 89 in the Gulf of Mexico and natural gas developments in East Texas and other gas basins throughout the western United States. International exploration and production projects included the completion of the Tchatamba South development located offshore Gabon and oil and natural gas developments in Canada. Refining, marketing and transportation capital expenditures by MAP consisted of the acquisition of certain UDS assets in Michigan, upgrades and expansions of retail marketing outlets, refinery modifications and expansion and enhancement of logistic systems.

                  U. S. Steel Group's capital expenditures in 1999 included
              the completion of the new 64" pickle line at Mon Valley Works; the replacement of three coilers at the Gary hot strip mill; an upgrade to the Mon Valley cold rolling mill; replacement of coke battery thruwalls at Gary Works; several projects at Gary Works allowing for production of high strength steel, primarily for the automotive market; and completion of the conversion of the Fairfield pipemill to use rounds instead of square blooms.

                  CAPITAL EXPENDITURES IN 2000 are expected to be approximately
              $1.6 billion. Expenditures for the Marathon Group are expected to be approximately $1.4 billion. Domestic exploration and development projects planned for 2000 include completion of the Petronius development in the Gulf of Mexico, various producing property acquisitions and continued natural gas developments in East Texas and other gas basins throughout the western United States. International exploration and development projects include the Tchatamba West development, located offshore Gabon and continued oil and natural gas developments in Canada. Refining, marketing and transportation spending by MAP will primarily consist of upgrades and expansions of retail marketing outlets, refinery improvements, including the delayed coker unit project at the Garyville refinery, and expansion and enhancement of logistic systems.

                  Capital expenditures for the U. S. Steel Group in 2000 are expected to be approximately $230 million. Planned projects include continued coke battery thruwall repairs at Gary Works, installation of the remaining two coilers at Gary's hot strip mill, a blast furnace stove replacement at Gary Works and a Mon Valley cold mill upgrade.

                  INVESTMENTS IN AFFILIATES of $74 million in 1999 mainly
              reflected development spending for the Sakhalin II project in Russia and the investment in Republic Technologies International, Inc.

                  In 2000, net investments in affiliates are expected to be
              approximately $100 million. Projected investments include continued development of the Sakhalin II project.

                  Contract commitments to acquire property, plant and equipment and long-term investments at December 31, 1999, totaled $568 million compared with $812 million at December 31, 1998.

                  The above statements with respect to capital expenditures
              and investments are forward-looking statements reflecting management's best estimates based on information currently available. To the extent this information proves to be inaccurate, the timing and levels of future expenditures and investments could differ materially from those included in the forward-looking statements. Factors that could cause future capital expenditures and investments to differ materially include changes in industry supply and demand, general economic conditions, the availability of business opportunities and levels of cash flow from operations for each of the Groups. The timing of completion or cost of particular capital projects could be affected by unforeseen hazards such as weather conditions, explosions or fires, or by delays in obtaining government or partner approval. In addition, levels of investments may be affected by the ability of equity affiliates to obtain third-party financing.

                  PROCEEDS FROM DISPOSAL OF ASSETS were $366 million in 1999, compared with $86 million in 1998 and $481 million in 1997. Proceeds in 1999 primarily reflected the Marathon Group's sales of Scurlock Permian LLC, over 150 non-strategic domestic and international production properties and Carnegie Natural Gas Company and affiliated subsidiaries. Proceeds in 1997 included $361 million resulting from USX's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its U. S. Steel Group's Clairton Works and $15 million from the sale of the plate mill at the U. S. Steel Group's former Texas Works.

                  The net change in RESTRICTED CASH was a net deposit of $1
              million in 1999, compared with a net withdrawal of $174 million in 1998 and a net deposit of $97 million in 1997. The $174 million net withdrawal in 1998 was primarily the result of redeeming all of the outstanding shares of USX - Delhi Group Common Stock with the $195 million of net proceeds from the sale of the Delhi Companies that had been classified as restricted cash in 1997. The net deposit of $97 million in 1997 mainly represents the deposit of the $195 million of net proceeds from the sale of the Delhi Companies, partially offset by cash withdrawn from an interest-bearing escrow account established in 1996 in connection with the disposal of oil production properties in Alaska.

                  REPAYMENTS OF LOANS AND ADVANCES TO AFFILIATES were $1
              million in 1999 compared with $71 million in 1998 and $10 million in 1997. In 1998, Sakhalin Energy Investment Company Ltd. repaid advances made by Marathon in connection with the Sakhalin II project.

                  FINANCIAL OBLIGATIONS (the net of commercial paper and
              revolving credit arrangements, debt borrowings and repayments on the Consolidated Statement of Cash Flows) increased $187 million in 1999, compared with an increase of $315 million in 1998 and a decrease of $734 million in 1997. The increase in 1999 reflects the net effects of net cash provided from operating activities, net cash used in investing activities, distributions to minority shareholder of MAP and dividends paid. The increase in 1998 was primarily the result of borrowings against revolving credit agreements to fund the acquisition of Tarragon. The decrease in financial obligations in 1997 primarily reflected cash flows provided from operating activities and asset sales in excess of cash used for capital expenditures and dividend payments (and with respect to 1997, in excess of $219 million of cash used for investments in affiliates).

                  Additions to long-term debt and the issuance of Trust
              Preferred Securities for each of the last three years is summarized in the following table:


              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              Aggregate principal amounts of:
               6.65% Notes due 2006                                                 $     300    $      -     $      -
               6.85% Notes due 2008                                                        -           400           -
               U. S. Steel Receivables facility                                           350
               Trust preferred securities(a)                                               -            -           182
               Environmental bonds and capital leases(b)                                   37          280            -
                                                                                    ---------    ---------    ---------
                    Total                                                           $     687    $     680    $     182
              -----------------------------------------------------------------------------------------------------------

              (a) In 1997, USX exchanged 3.9 million 6.75% Convertible
                  Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I for an equivalent number of shares of USX's 6.50% Cumulative Convertible Preferred Stock. This was a noncash transaction. For additional discussion, see Note 23 to the USX Consolidated Financial Statements.
              (b) Issued to refinance an equivalent amount of environmental improvement refunding bonds.

                  In the event of a change in control of USX, debt and lease obligations totaling $3,541 million at year-end 1999 may be declared immediately due and payable or required to be collateralized. See Notes 11 and 16 to the USX Consolidated Financial Statements.

                  DIVIDENDS PAID increased $12 million in 1999 compared with
              1998 and increased $26 million in 1998 compared with 1997. The increase in 1998 was due primarily to a two-cents-per-share increase in the quarterly Marathon Stock dividend rate effective January 1998.

              BENEFIT PLAN ACTIVITY

                  In 1999, USX contributed $20 million to the United
              Steelworkers of America ("USWA") VEBA. USX contributed $49 million in 1997 to fund the U. S. Steel Group's principal pension plan for the 1996 plan year. Also in 1997, USX contributed $80 million for elective funding of retiree life insurance of union and nonunion participants, and $70 million to the VEBA. A total of $40 million of the $70 million VEBA contribution represented prefunding for the years 1998 and 1999.

              DEBT AND PREFERRED STOCK RATINGS

                  Standard & Poor's Corp. currently rates USX and Marathon
              senior debt as investment grade at BBB-. USX's subordinated debt and preferred stock are rated at BB+. Moody's Investors Services, Inc., following upgrades in June 1998, currently rates USX's and Marathon's senior debt as investment grade at Baa2, USX's subordinated debt at Baa3 and USX's preferred stock as Ba1. Duff & Phelps Credit Rating Co. currently rates USX's senior notes as investment grade at BBB and USX's subordinated debt as BBB-.

              DERIVATIVE INSTRUMENTS

                  See Quantitative and Qualitative Disclosures About Market
              Risk for discussion of derivative instruments and associated market risk.

              LIQUIDITY

                  At December 31, 1999, USX had $300 million of borrowings
              against its $2,350 million long-term revolving credit agreements and commercial paper borrowings of $165 million. There were no borrowings against MAP revolving credit agreements at December 31, 1999.

                  USX filed with the Securities and Exchange Commission a shelf registration statement, which became effective October 20, 1999, that allows USX to offer and issue unsecured debt securities, common and preferred stock and warrants in an aggregate principal amount of up to $1 billion in one or more separate offerings on terms to be determined at the time of sale. Including this shelf registration statement, USX had a total of $1.678 billion available under existing shelf registration statements at December 31, 1999.

                  USX management believes that its short-term and long-term
              liquidity is adequate to satisfy its obligations as of December 31, 1999, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the years 2000, 2001 and 2002, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 27 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings or other external financing sources.

                  USX management's opinion concerning liquidity and USX's
              ability to avail itself in the future of the financing options mentioned in the above forward-looking statements are based on currently available information. To the extent that this information proves to be inaccurate, future availability of financing may be adversely affected. Factors that affect the availability of financing include the performance of each Group (as indicated by levels of cash provided from operating activities and other measures), the state of the debt and equity markets, investor perceptions of past performance and expectations regarding future actions and performance, the overall U.S. financial climate, and, in particular, with respect to borrowings, levels of USX's outstanding debt and credit ratings by rating agencies. For a summary of long-term debt, see
              Note 16 to the USX Consolidated Financial Statements.


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

                  The following table summarizes USX's environmental
              expenditures for each of the last three years(a):

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              Capital
               Marathon Group(b)                                                    $     46     $     83     $     67
               U. S. Steel Group                                                          32           49           43
               Discontinued operations                                                     -            -           10
                                                                                    --------     --------     --------
                    Total capital                                                   $     78     $    132     $    120
              -----------------------------------------------------------------------------------------------------------
              Compliance
               Operating & maintenance
                 Marathon Group(b)                                                  $    117     $    126     $     84
                 U. S. Steel Group                                                       199          198          196
                 Discontinued operations                                                   -            -            4
                                                                                    --------     --------     --------
                    Total operating & maintenance                                        316          324          284
               Remediation(c)
                 Marathon Group(b)                                                        25           10           19
                 U. S. Steel Group                                                        22           19           29
                                                                                    --------     --------     --------
                    Total remediation                                                     47           29           48
                    Total compliance                                                $    363     $    353     $    332
              -----------------------------------------------------------------------------------------------------------

              (a) Amounts for the Marathon Group are calculated based on
                  American Petroleum Institute survey guidelines. Amounts for the U. S. Steel Group are based on previously established U.S. Department of Commerce survey guidelines.
              (b) Amounts in 1999 and 1998 include 100% of MAP.
              (c) Amounts do not include noncash provisions recorded for environmental remediation, but include spending charged against such reserves, net of recoveries where permissible.

                  USX's environmental capital expenditures accounted for 5%,
              8% and 9% of total consolidated capital expenditures in 1999, 1998 and 1997, respectively.

                  USX's environmental compliance expenditures averaged 1%, 1%
              and 2% of total consolidated costs in 1999, 1998 and 1997, respectively. Remediation spending primarily reflected ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping at retail gasoline stations, and remediation activities at former and present operating locations.

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

                  USX has been notified that it is a potentially responsible party ("PRP") at 41 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1999. In addition, there are 20 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 142 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 27 to the USX Consolidated Financial Statements.

                  In October 1998, the National Enforcement Investigations
              Center and Region V of the United States Environmental Protection Agency ("EPA") conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act
              (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, it is not known when complete findings on the results of the inspections will be issued. Thus far, MAP has been served with two Notices of Violation and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery and one finding of violation at its Robinson refinery. The Detroit notices allege violations of the Michigan State
              Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. The Robinson notice alleges noncompliance with a general conduct provision as a result of acid-gas flaring since 1994. The Robinson refinery is alleged to have routine acid gas flaring arising from a failure to properly operate and maintain the sulfur recovery plant and amine units. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

                  In 1998, USX entered into a consent decree with the EPA
              which resolved alleged violations of the Clean Water Act
              National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, USX paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, USX will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and USX is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $30 million over the next six years. Estimated remediation and monitoring costs for this project have been accrued.

                  New or expanded environmental requirements, which could
              increase USX's environmental costs, may arise in the future.
              USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, USX does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2000. USX expects environmental capital expenditures in 2000 to be approximately $107 million, or approximately 6% of total estimated consolidated capital expenditures. Predictions beyond 2000 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, USX anticipates that environmental capital expenditures in 2001 will total approximately $71 million; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements, and could increase if additional projects are identified or additional requirements are imposed.

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

              OUTLOOK AND YEAR 2000

                  For Outlook with respect to the Marathon Group and U. S.
              Steel Group, see Management's Discussion and Analysis of Operations by Group, herein.

                  For discussion of Year 2000 as it affects the Marathon Group and the U. S. Steel Group, see Management's Discussion and Analysis of Operations by Group, herein.

              ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle.

                  Under the new Standard, USX may elect not to designate
              certain derivative instruments as hedges even if the strategy qualifies for hedge accounting treatment. This approach would eliminate the administrative effort needed to measure effectiveness and monitor such instruments; however, this approach also may result in additional volatility in current period earnings.

                  USX cannot reasonably estimate the effect of adoption either on financial position or results of operations. It is not possible to estimate what effect this Statement will have on future results of operations, although greater period-to-period volatility is likely. USX plans to adopt the Standard effective January 1, 2001.


MANAGEMENT'S DISCUSSION AND ANALYSIS BY GROUP

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

                  The Marathon Group's 1999 financial performance was primarily affected by the strong recovery in worldwide liquid hydrocarbon prices. During 1999, Marathon focused on the acquisition of assets with a strong strategic fit, the disposal of non-core properties and workforce reductions through a voluntary early retirement program. Marathon also achieved a significant milestone when oil production commenced from the Piltun-Astokhskoye field offshore Sakhalin Island in the Russian Far East region on July 5, 1999.

              Marathon Group REVENUES for each of the last three years are summarized in the following table:

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              Exploration & production ("E&P")                                      $  3,479     $  2,270     $  2,314
              Refining, marketing & transportation ("RM&T")(a)                        20,322       19,254       13,722
              Other energy related businesses(b)                                         834          355          424
                                                                                    --------     --------     --------
                 Revenues of reportable segments                                      24,635       21,879       16,460
              Revenues not allocated to segments:
               Gain on ownership change in MAP                                            17          245            -
               Other(c)                                                                  (36)          24            -
              Elimination of intersegment revenues                                      (289)        (171)        (619)
              Administrative revenues                                                      -            -            5
                                                                                    --------     --------     --------
                 Total Group revenues                                               $ 24,327     $ 21,977     $ 15,846
                                                                                    ========     ========     ========

              Items included in both revenues and costs and expenses, resulting in no effect on income:

              Consumer excise taxes on petroleum products and merchandise           $  3,973     $  3,824     $  2,828
              Matching crude oil and refined product
               buy/sell transactions settled in cash:
                 E&P                                                                $    732     $    340     $    114
                 RM&T                                                                  2,807        3,608        2,322
                                                                                    --------     --------     --------
                    Total buy/sell transactions                                     $  3,539     $  3,948     $  2,436
              -----------------------------------------------------------------------------------------------------------

              (a) Amounts in 1999 and 1998 include 100 percent of MAP.
              (b) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
              (c) Represents in 1999 net losses on certain asset sales.

                  E&P segment revenues increased by $1,209 million in 1999
              from 1998 following a decrease of $44 million in 1998 from 1997. The increase in 1999 was primarily due to higher worldwide liquid hydrocarbon prices, increased domestic liquid hydrocarbon production and higher E&P crude oil buy/sell volumes. The decrease in 1998 was primarily due to lower worldwide liquid hydrocarbon prices and lower domestic natural gas prices, partially offset by higher liquid hydrocarbon sales volumes.

                  RM&T segment revenues increased by $1,068 million in 1999
              from 1998, mainly due to higher refined product prices, increased volumes of refined product sales and higher merchandise sales, partially offset by reduced crude oil sales revenues following the sale of Scurlock Permian LLC. Beginning in 1998, RM&T segment revenues include 100 percent of MAP revenues and are not comparable to prior periods.

                  Other energy related businesses segment revenues increased by $479 million in 1999 from 1998 following a decrease of $69 million in 1998 from 1997. The increase in 1999 was primarily due to increased crude oil and natural gas purchase and resale activity. The decrease in 1998 was primarily due to lower prices associated with natural gas resale activity.

                  For additional discussion of revenues, see Note 10 to the
              Marathon Group Financial Statements.

                  Marathon Group INCOME FROM OPERATIONS for each of the last three years is summarized in the following table:

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              E&P
               Domestic                                                             $    494     $    190     $    500
               International                                                             124           88          273
                                                                                    --------     --------     --------
                 Income of E&P reportable segment                                        618          278          773
              RM&T(a)                                                                    611          896          563
              Other energy related businesses                                             61           33           48
                                                                                    --------     --------     --------
                    Income for reportable segments                                     1,290        1,207        1,384
              Items not allocated to reportable segments
                 Administrative expenses(b)                                             (108)        (106)        (168)
                 IMV reserve adjustment(c)                                               551         (267)        (284)
                 Gain on ownership change & transition charges - MAP(d)                   17          223            -
                 E&P domestic and international impairments
                    and gas contract settlement(e)                                       (16)        (119)           -
                 Loss on disposal of assets(f)                                           (36)           -            -
                 Pension settlement gain & benefit accruals(g)                            15            -            -
                                                                                    --------     --------     --------
                    Total income from operations                                    $  1,713     $    938     $    932
              -----------------------------------------------------------------------------------------------------------

              (a) Amounts in 1999 and 1998 include 100 percent of MAP.
              (b) Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
              (c) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of the IMV, see Note 20 to the Marathon Group Financial Statements.
              (d) The gain on ownership change and one-time transition charges in 1998 relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 5 to the Marathon Group Financial Statements.
              (e) Represents in 1999 an impairment of certain domestic
                  properties. Represents in 1998 a write-off of certain non-revenue producing international investments and several exploratory wells which had encountered hydrocarbons, but had been suspended pending further evaluation. It also includes in 1998 a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.
              (f) This represents a loss on the sale of Scurlock Permian LLC, certain domestic production properties, Carnegie Natural Gas Company and affiliated subsidiaries and certain Egyptian properties.
              (g) Represents a fourth quarter pension settlement gain and various benefit accruals resulting from favorable net gains on retirement plan settlements and the voluntary early retirement program.

                  Income for reportable segments increased by $83 million in
              1999 from 1998, mainly due to higher worldwide liquid hydrocarbon prices, partially offset by lower refined product margins. Beginning in 1998, income from operations includes 100 percent of MAP, and Marathon Canada Limited (formerly known as Tarragon) results of operations commencing August 12, 1998. On an unaudited pro forma basis, assuming the acquisitions of Ashland's RM&T net assets and Tarragon's operations had occurred on January 1, 1997, income for reportable segments for 1997 would have been $1,728 million. Income for reportable segments decreased by $521 million in 1998 from pro forma 1997, mainly due to lower worldwide liquid hydrocarbon prices, lower domestic natural gas prices and lower refining crack spreads, partially offset by higher liquid hydrocarbon production.

              AVERAGE VOLUMES AND SELLING PRICES

                                                                                       1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              (thousands of barrels per day)
              Net liquids production(a)    - U.S.                                        145          135          115
                                           - International(b)                             62           61           49
                                                                                     -------      -------      -------
                                           - Total Consolidated                          207          196          164
                                           - Equity affiliates(c)                          1            -            -
                                                                                     -------      -------      -------
                                           - Worldwide                                   208          196          164
              (MILLIONS OF CUBIC FEET PER DAY)
              Net natural gas production   - U.S.                                        755          744          722
                                           - International - equity                      489          441          423
                                           - International - other(d)                     16           23           32
                                                                                     -------      -------      -------
                                           - Total Consolidated                        1,260        1,208        1,177
                                           - Equity affiliate(e)                          36           33           42
                                                                                     -------      -------      -------
                                           - Worldwide                                 1,296        1,241        1,219
              -----------------------------------------------------------------------------------------------------------
              (DOLLARS PER BARREL)
              Liquid hydrocarbons(a)(f)    - U.S.                                   $  15.44     $  10.42     $  16.88
                                           - International                             16.90        12.24        18.77
              (DOLLARS PER MCF)
              Natural gas(f)               - U.S.                                   $   1.90     $   1.79     $   2.20
                                           - International -  equity                    1.90         1.94         2.00
              -----------------------------------------------------------------------------------------------------------
              (THOUSANDS OF BARRELS PER DAY)
              Refined products sold(g)                                                 1,251        1,198          775
                 Matching buy/sell volumes included in above                              45           39           51
              -----------------------------------------------------------------------------------------------------------

              (a)  Includes crude oil, condensate and natural gas liquids.
              (b) Represents equity tanker liftings, truck deliveries and direct deliveries.
              (c)  Represents  Marathon's  equity  interest in Sakhalin
                   Energy Investment Company Ltd. ("Sakhalin Energy") and CLAM Petroleum B.V. ("CLAM").
              (d)  Represents gas acquired for injection and subsequent resale.
              (e)  Represents Marathon's equity interest in CLAM.
              (f) Prices exclude gains/losses from hedging activities, equity affiliates and purchase/resale gas.
              (g) In 1999 and 1998, refined products sold and matching buy/sell volumes include 100 percent of MAP and are not comparable to prior periods.

                  DOMESTIC E&P income increased by $304 million in 1999 from
              1998 following a decrease of $310 million in 1998 from 1997. The increase in 1999 was primarily due to higher liquid hydrocarbon and natural gas prices, increased liquid hydrocarbon volumes resulting from new production in the Gulf of Mexico and lower exploration expense.

                  The decrease in 1998 was primarily due to lower liquid
              hydrocarbon and natural gas prices, partially offset by increased liquid hydrocarbon production and natural gas volumes. The 17 percent, or 20,000 barrels per day ("bpd"), increase in liquid hydrocarbon production was mainly attributable to new production in the Gulf of Mexico, while the increase in natural gas volumes was mainly attributable to properties in east Texas.

                  INTERNATIONAL E&P income increased by $36 million in 1999
              from 1998 following a decrease of $185 million in 1998 from 1997. The increase in 1999 was primarily due to higher liquid hydrocarbon prices, partially offset by lower liquid hydrocarbon and natural gas production in Europe and higher exploration expense.

                  The decrease in 1998 was primarily due to lower liquid
              hydrocarbon and natural gas prices and higher exploration and operating expenses. These items were partially offset by increased liquid hydrocarbon production and natural gas volumes. The 24 percent, or 12,000 bpd, increase in liquid hydrocarbon production was mainly attributable to the acquired production in Canada and new production in Gabon. The increase in natural gas volumes was mainly attributable to acquired production in Canada.

                  RM&T segment income decreased by $285 million in 1999 from
              1998, primarily due to lower refined product margins, partially offset by recognized mark-to-market derivative gains, increased refined product sales volumes, higher merchandise sales at Speedway SuperAmerica LLC and the realization of additional operating efficiencies as a result of forming MAP.

                  Beginning in 1998, RM&T segment income includes 100 percent of MAP. On an unaudited pro forma basis, assuming the acquisition of Ashland's RM&T net assets had occurred on January 1, 1997, income for the reportable segments of the combined downstream operations of Marathon and Ashland for 1997 would have been $869 million. On this basis, 1998 RM&T segment income of $896 million was slightly higher than pro forma 1997 RM&T segment income. During 1998, the effects of lower refining crack spreads were offset by strong performances from MAP's asphalt and retail operations, realization of operating efficiencies as a result of combining Marathon and Ashland's downstream operations and lower energy costs.

                  OTHER ENERGY RELATED BUSINESSES segment income increased by
              $28 million in 1999 from 1998 following a decrease of $15 million in 1998 from 1997. The increase in 1999 was primarily due to higher equity earnings as a result of increased pipeline throughput and a reversal of abandonment accruals of $10 million in 1999. The decrease in 1998 was primarily due to a gain on the sale of an equity interest in a domestic pipeline company included in 1997 segment income.

                  ITEM NOT ALLOCATED TO REPORTABLE SEGMENTS: IMV reserve
              adjustment - When U. S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

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

                  In 1999, the IMV reserve adjustment resulted in a credit to income from operations of $551 million compared to a charge of $267 million in 1998, or a change of $818 million. The favorable 1999 IMV reserve adjustment, which is almost entirely recorded by MAP, was primarily due to the significant increase in refined product prices experienced during 1999. For additional discussion of the IMV reserve, see Note 20 to the Marathon Group Financial Statements.

              OUTLOOK - MARATHON GROUP

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

                  In 2000, worldwide liquid hydrocarbon production, including
              Marathon's share of equity affiliates, is expected to increase from 1999, to average approximately 210,000 bpd. Most of the increase is anticipated in the second half of the year. This primarily reflects projected new production from the start-up of Petronius in the Gulf of Mexico in the third quarter of 2000 and one full ice-free season of production from the Piltun-Astokhskoye ("P-A") field in Russia, partially offset by natural production declines of mature fields. In 2001, worldwide liquid hydrocarbon production is expected to increase further to approximately 230,000 bpd. In 2000 and 2001, worldwide natural gas volumes, including Marathon's share of equity affiliates, are expected to average approximately 1.3 billion cubic feet per day ("bcfd") and 1.4 bcfd, respectively. These projections are based on known discoveries and do not assume any new discoveries, acquisitions or dispositions.

                  Progress continues on the Petronius development in the
              deepwater Gulf of Mexico. In 1999, efforts focused on rebuilding the lost platform deck module, which was dropped during installation in 1998. Third party insurance has covered substantially all rebuilding costs associated with this incident. The platform module is scheduled to be completed in the first quarter of 2000 and offshore installation should occur in the second quarter of 2000 with first production expected in the third quarter of 2000.

                  In September 1999, production commenced from the Angus
              field, a three-well subsea development in the Gulf of Mexico. In January 2000, Marathon sold its 33.34 percent interest in the Angus development and will report a pre-tax gain of approximately $85 million in the first quarter of 2000. Marathon's worldwide liquid hydrocarbon production forecasts discussed previously exclude estimated 2000 and 2001 production from the Angus field.

                  On January 21, 2000, the Poseidon pipeline, a subsea
              pipeline that transports Marathon's production from Ewing Bank 873, was damaged by a ship's anchor and had to be shut-in. The pipeline was inoperable for approximately three weeks for repairs and resulted in no production from Ewing Bank during this period. Marathon does not expect this incident to have a material impact on the current year's operations.

                  Marathon has increased its presence in the Gulf of Mexico
              through extensive acquisition and analysis of 3-D seismic. Plans are to drill eight deepwater exploratory wells in 2000. To support this increased drilling activity, Marathon has contracted two new deepwater rigs, capable of drilling in water depths beyond 6,500 feet.

                  Marathon holds a 37.5 percent interest in Sakhalin Energy
              Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the P-A oil field and the Lunskoye gas-condensate field, which are located 8-12 miles offshore Sakhalin Island in the Russian Far East Region. The Russian State Reserves Committee has approved estimated combined reserves for the P-A and Lunskoye fields of 1 billion gross barrels of liquid hydrocarbons and 14 trillion cubic feet of natural gas.

                  In July 1999, oil production commenced from the P-A field
              and the first lifting occurred on September 20, 1999. In late September, production was shut-in following a failure of the mooring system and resumed only for brief periods during October and November before operations ceased for the winter in early December. A re-designed mooring system is expected to be installed in the second quarter of 2000 and production is expected to resume in June 2000, the beginning of the ice-free season. In 2000, gross production is expected to average 36,000 gross bpd (on an annualized basis). Marathon's equity share of reserves from primary production in the Astokh Feature is 80 million barrels of oil.

                  Further development of the P-A field continues, including
              plans to drill two appraisal and eight production wells in 2000 and to commence waterflood activity for the Astokh Feature. With respect to the Lunskoye field, appraisal work and efforts to secure long term gas sales markets continue. Commencement of gas production from the Lunskoye field, which will be contingent upon the conclusion of a gas sales contract, is anticipated to occur in 2006 or later.

                  At December 31, 1999, Marathon's net investment in the
              Sakhalin II project was approximately $400 million.

                  Other major upstream projects, which are currently underway or under evaluation and are expected to improve future income streams, include the Mississippi Canyon Block 348 in the Gulf of Mexico, the Tchatamba West field, located offshore Gabon, and various North American natural gas fields.

                  In 2000, Marathon launched an initiative that targets $150 million in annual, repeatable pre-tax operating efficiencies by year-end 2001. This initiative focuses on gaining measurable, hard-dollar improvements in revenues or expenses. Besides a goal to constrain production costs, this initiative includes strategic management of Marathon's portfolio of properties, allocation of personnel and resources to assets and activities with the greatest opportunity for return and growth, and the adoption of enterprise-wide tools (computerization and other new technology) to elevate workforce productivity.

                  The above discussion includes forward-looking statements
              with respect to worldwide liquid hydrocarbon production (including Russia for 2000) and natural gas volumes for 2000 and 2001, commencement of projects and dates of initial production, Gulf of Mexico and Russia drilling programs, and the amount and timing of operating efficiencies. These statements are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, drilling rig availability, reserve replacement rates, other geological, operating and economic considerations, and the ability to identify sufficient initiatives in order to generate efficiencies. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the timing and economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

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

                  MAP's subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. Construction is currently expected to begin in late 2000. However, the construction schedule is largely dependent on obtaining the necessary rights-of-way, of which over 86 percent have been obtained to date, and final regulatory approvals.

                  MAP is constructing a delayed coker unit at its Garyville,
              LA refinery. This unit will allow for the use of heavier, lower cost crude and eliminate the production of heavy fuel oil. To supply this new unit, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V., (PMI), an affiliate of Petroleos Mexicanos, (PEMEX), to purchase approximately 90,000 bpd of heavy Maya crude oil. This is a multi-year contract, which will begin upon completion of the delayed coker unit which is scheduled in the fourth quarter of 2001. In addition, a project to increase crude throughput and light product output is being undertaken at MAP's Robinson, IL refinery and is also expected to be completed in the fourth quarter of 2001.

                  The above statements with respect to pipeline and refinery improvement projects are forward looking statements. Some factors that could potentially cause actual results to differ materially from present expectations include (among others) the price of petroleum products, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, obtaining the necessary rights-of-way and regulatory approval constraints.

              YEAR 2000

                  The Marathon Group encountered only minor problems during
              the rollover to the Year 2000, none of which impacted operations. Most problems were quickly corrected, while the remaining problems were addressed by utilizing contingency plans to prevent any business disruptions.

                  Essentially all business processes and systems have been
              successfully operated since the rollover to the Year 2000. However, the possibility for Year 2000 problems still exists. Therefore, the Marathon Group plans to continue monitoring its business processes and systems to ensure dates and date-related information continue to be processed correctly.

                  Total costs associated with Year 2000 readiness were $36
              million, including $18 million of incremental costs.

              THE U. S. STEEL GROUP

                  The U. S. Steel Group includes U. S. Steel, which is
              engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, Republic Technologies International, LLC ("Republic") and VSZ U. S. Steel, s. r.o. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.

                            In 1999, segment income for U. S. Steel
              operations decreased primarily due to lower average steel product prices, unfavorable product mix, and lower income from affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED

                  U. S. Steel Group REVENUES for each of the last three years are summarized in the following table.

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              Sales by product:
                Sheet and semi-finished steel products                               $  3,345     $  3,501     $  3,820
                Tubular, plate, and tin mill products                                   1,118        1,513        1,754
                Raw materials (coal, coke and iron ore)                                   505          679          724
                Other(a)                                                                  414          490          517
               Income from affiliates                                                     (89)          46           69
               Gain on disposal of assets                                                  21           54           57
                                                                                      --------     --------     --------
                     Total revenues                                                  $  5,314     $  6,283     $  6,941
              -----------------------------------------------------------------------------------------------------------

           (a) Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management.

                  Total revenues decreased by $969 million in 1999 from 1998 primarily due to lower average realized prices and lower income from affiliates, which included a $47 million charge for the impairment of U. S. Steel's investment in USS/Kobe Steel Company. Net gain on disposal of assets in 1999 included a $22 million charge representing the difference between the carrying value of the investment in RTI International Metals, Inc. ("RTI") and the carrying value of indexed debt (for additional information, see Note 5 to the U. S. Steel Group Financial Statements). Total revenues in 1998 decreased by $658 million from 1997 primarily due to lower average realized prices, lower steel shipment volumes, and lower income from affiliates.

                  U. S. Steel Group INCOME FROM OPERATIONS for the U. S.
               Steel Group for the last three years was:

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              -----------------------------------------------------------------------------------------------------------
              Segment income (loss) for U. S. Steel operations(a)                   $   (128)    $    330     $    618
              Items not allocated to segment:
               Pension credits                                                           447          373          313
               Administrative expenses                                                   (17)         (24)         (33)
               Costs related to former business activities(b)                            (83)        (100)        (125)
               Impairment of USX's investment in USS/Kobe and costs
                 related to formation of Republic(c)                                     (47)           -            -
               Loss on investment in RTI stock used to satisfy indexed
                 debt obligations(d)                                                     (22)           -            -
                                                                                    --------     --------     --------
                    Total income from operations                                    $    150     $    579     $    773
              -----------------------------------------------------------------------------------------------------------

           (a) Includes income from the production and sale of steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services.
           (b) Includes the portion of postretirement benefit costs and certain other expenses principally attributable to former business units of the U. S. Steel Group. Results in 1997 included charges of $9 million related to environmental accruals and the adoption of SOP 96-1.
           (c) For further details, see Note 7 to the U. S. Steel Group Financial Statements.

           (d) For further details, see Note 5 to the U. S. Steel Group Financial Statements.

               SEGMENT INCOME FOR U. S. STEEL OPERATIONS

                  U. S. Steel operations recorded a segment loss of
               $128 million in 1999 versus segment income of $330 million in 1998, a decrease of $458 million. The 1999 segment loss included a $10 million charge for certain environmental accruals, a $7 million charge for certain legal accruals and $7 million in various non-recurring equity affiliate charges. Results in 1998 included a net favorable $30 million for an insurance litigation settlement and charges of $10 million related to a voluntary workforce reduction plan. In addition to the effects of these items, the decrease in segment income in 1999 for U. S. Steel operations was primarily due to lower average steel prices, lower income from raw materials operations, unfavorable product mix, higher pension costs and lower income from affiliates.

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


                  High levels of imports and weak tubular markets continued
              to negatively affect steel product prices and steel shipment levels in 1999 as they did in 1998. U. S. Steel's average realized price declined 10% in 1999 compared to 1998 from $469 per ton to $420 per ton. In 1999, raw steel capability utilization averaged 94%, compared to 88% in 1998 and 97% in 1997.

                  Segment income for U. S. Steel operations in 1998 decreased
              $288 million from 1997. Segment income in 1998 and 1997 included insurance recoveries of $30 million and $40 million, respectively, due to blast furnace incidents in 1995 and 1996 at Gary Works. Results in 1997 included a $15 million gain on the sale of the plate mill at U. S. Steel's former Texas Works. In addition to the effects of these items, the decrease in segment income in 1998 for U. S. Steel operations was primarily due to lower average steel prices, lower shipments, less efficient operating levels, the cost effects of a 10 day outage at Gary Works No. 13 blast furnace following a tap hole failure, and lower income from affiliates. These unfavorable items were partially offset by lower 1998 accruals for profit sharing.

                  Segment income for U. S. Steel operations included pension costs (which are primarily noncash) allocated to the ongoing operations of U. S. Steel of $219 million, $187 million, and $169 million in 1999, 1998 and 1997, respectively. Pension costs in 1998 included $10 million for termination benefits associated to a voluntary early retirement program.

                  ITEM NOT ALLOCATED TO SEGMENT: Pension credits associated
              with pension plan assets and liabilities allocated to pre-1987 retirees and former businesses are not included in segment income for U. S. Steel operations. These pension credits, which are primarily noncash, totaled $447 million in 1999, compared to $373 million and $313 million in 1998 and 1997, respectively. Pension credits in 1999 included $35 million for a one-time favorable pension settlement primarily related to the voluntary early retirement program for salaried employees.

                  Pension credits, combined with pension costs included in
              segment income for U. S. Steel operations, resulted in net pension credits of $228 million in 1999, $186 million in 1998 and $144 million in 1997. Net pension credits are expected to be approximately $270 million in 2000. Also in 2000, U. S. Steel's main pension plans' transition asset will be fully amortized, decreasing the pension credit by $69 million annually in future years for this component. Future net pension credits can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of a discount rate and rate of return on plan assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected. For additional information on pensions, see Note 11 to the U. S. Steel Group Financial Statements.

              OUTLOOK FOR 2000 - U. S. STEEL GROUP

                  U. S. Steel expects that shipment volumes and average steel product prices to be higher in 2000 compared to 1999. In recent years, demand for steel in the United States has been at high levels. Any weakness in the United States economy for capital goods or consumer durables could further adversely impact U. S. Steel Group's product prices and shipment level.

                  Income from equity affiliates will be negatively impacted
              by losses associated with Republic. Republic has stated that it expects to incur operating losses through 2000 and nonrecurring charges associated with the consolidation of the combined operations. U. S. Steel will recognize its share of any such losses under the equity method of accounting.

                  In August 1999, members of the USWA ratified a new
              five-year labor contract. The new labor contract, which includes $2.00 in hourly wage increases phased in over the term of the agreement beginning in 2000 as well as pension and other benefit improvements for active and retired employees

MANAGEMENT'S DISCUSSION AND ANALYSIS CONTINUED


              and spouses, will result in higher labor and benefit costs for the U. S. Steel Group each year throughout the term of the contract. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such competitors will be materially affected.

                  Steel imports to the United States accounted for an
              estimated 26%, 30% and 24% of the domestic steel market for the years 1999, 1998 and 1997, respectively. Steel imports of hot rolled and cold rolled steel decreased 34% in 1999, compared to 1998. Steel imports of plates decreased 52% compared to 1998. For most products, U. S. Steel's order books are strong and prices are increasing. The trade cases have had a positive impact, however, high import levels remain a problem and will continue to affect the industry throughout the year.

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

              YEAR 2000

                  U. S. Steel experienced only nominal problems during the
              year-end rollover to the Year 2000, none of which impacted production operations. After a planned short pause in operations over the year-end rollover, facilities were restarted on schedule and full production quickly resumed. To-date, no Year 2000 related problems have been encountered with third-parties.

                  Substantially all processes and systems have been run
              successfully in production mode after the rollover; but until this is complete, there is a potential for Year 2000 related problems, especially for business systems. Accordingly, U. S. Steel plans to continue to closely monitor the processes and systems to ensure that dates and date-related information are accurately represented and displayed on all output.

                  Total costs associated with Year 2000 project for U. S.
              Steel were $28 million, including $17 million of incremental costs.

              ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board
              issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle.

                  Under the new Standard, USX may elect not to designate
              certain derivative instruments as hedges even if the strategy qualifies for hedge accounting treatment. This approach would eliminate the administrative effort needed to measure effectiveness and monitor such instruments; however, this approach also may result in additional volatility in current period earnings.

                  USX cannot reasonably estimate the effect of adoption on
              either the financial position or results of operations. It is not possible to estimate what effect this Statement will have on future results of operations, although greater period-to-period volatility is likely. USX plans to adopt the Standard effective January 1, 2001.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              MANAGEMENT OPINION CONCERNING DERIVATIVE INSTRUMENTS
                  USX uses commodity-based and foreign currency derivative
              instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, nonferrous metals and electricity. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While USX's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

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

                  USX's market risk strategy has generally been to obtain
              competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, USX uses fixed-price contracts and derivative commodity instruments to manage a relatively small portion of its commodity price risk. USX uses fixed-price contracts for portions of its natural gas production to manage exposure to fluctuations in natural gas prices. In addition, USX uses derivative commodity instruments such as exchange-traded futures contracts and options, and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk related to the purchase, production or sale of crude oil, natural gas, refined products, certain nonferrous metals and electricity. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. However, certain derivative commodity instruments have the effect of restoring the equity portion of fixed-price sales of natural gas to variable market-based pricing. These instruments are used as part of USX's overall risk management programs.

                  Sensitivity analyses of the incremental effects on pretax
              income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments as of December 31, 1999 and December 31, 1998, are provided in the following table:(a)

              (DOLLARS IN MILLIONS)
              -----------------------------------------------------------------------------------------------------------
                                                                                         INCREMENTAL DECREASE IN
                                                                                         PRETAX INCOME ASSUMING A
                                                                                            HYPOTHETICAL PRICE
                                                                                               CHANGE OF(a)
                                                                                    1999                      1998
              Derivative Commodity Instruments                               10%          25%          10%          25%
              -----------------------------------------------------------------------------------------------------------
              Marathon Group(b)(c):
               Crude oil (price increase)(d)
                Trading                                               $     1.3    $     7.7    $      -     $      -
                Other than trading                                         16.5         54.0          2.6         12.8
               Natural gas (price decrease)(d)
                Trading                                                      -            -            -            -
                Other than trading                                          4.7         16.8          9.4         24.0
               Refined products (price increase)(d)
                Trading                                                      -            -            -            -
                Other than trading                                          8.4         23.8          1.9          6.5
              -----------------------------------------------------------------------------------------------------------
              U. S. Steel Group:
               Natural gas (price decrease)(d)
                Other than trading                                    $     1.8    $     4.6    $     2.3    $     5.6
               Zinc (price decrease)(d)
                Other than trading                                          2.0          5.0          1.6          3.9
               Nickel (price decrease)(d)
                Other than trading                                           -            -            .1           .2
               Tin (price decrease)(d)
                Other than trading                                           .2           .6           .1           .2
               Heating oil (price decrease)(d)
                Other than trading                                           -            -            -            .1
              -----------------------------------------------------------------------------------------------------------

           (a)Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 1999 and December 31, 1998. Marathon Group and U. S. Steel Group management evaluates their portfolios of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to December 31, 1999, would cause future pretax income effects to differ from those presented in the table.
           (b)The number of net open contracts varied throughout 1999, from a low of 107 contracts at July 14, to a high of 34,199 contracts at April 16, and averaged 14,462 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
           (c)The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
           (d)The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                  While derivative commodity instruments are generally used
              to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. In total, Marathon's exploration and production operations recorded net pretax other than trading activity gains of $3 million in 1999, losses of $3 million in 1998 and losses of $3 million in 1997.

                  Marathon's refining, marketing and transportation
              operations generally use derivative commodity instruments to lock-in costs of certain raw material purchases, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Marathon's refining, marketing and transportation operations recorded net pretax other than trading activity gains, net of the 38% minority interest in MAP, of approximately $8 million in 1999, $28 million in 1998, and $29 million in 1997. Beginning in 1999, Marathon's refining, marketing and transportation operations used derivative instruments for trading activities and recorded net pretax trading activity gains, net of the 38% minority interest in MAP, of $5 million.

                  The U. S. Steel Group uses OTC commodity swaps to manage
              exposure to market risk related to the purchase of natural gas, heating oil and certain nonferrous metals. The U. S. Steel Group recorded net pretax other than trading activity losses of $4 million in 1999, losses of $6 million in 1998 and gains of $5 million in 1997. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities.

                  For additional quantitative information relating to
              derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 25 to the USX Consolidated Financial Statements.

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

              INTEREST RATE RISK

                  USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1999 and 1998 interest rates on the fair value of USX's non-derivative financial instruments, is provided in the following table:

              (DOLLARS IN MILLIONS)
              --------------------------------------------------------------------------------------------------------------------
              As of December 31,                                        1999                                  1998
                                                                                 Incremental                          Incremental
                                                                                 Increase in                          Increase in
              Non-Derivative                              Carrying      Fair         Fair       Carrying      Fair        Fair
              Financial Instruments(a)                    Value (b)   Value (b)   Value (c)     Value (b)   Value (b)   Value (c)
              --------------------------------------------------------------------------------------------------------------------
              Financial assets:
                Investments and
                  long-term receivables(d)                $ 134       $  190     $   -         $   124      $   180   $   -
              --------------------------------------------------------------------------------------------------------------------
              Financial liabilities:
                Long-term debt(e)(f)                      $ 4,176     $4,278     $ 164         $ 3,896      $ 4,203   $ 158
                Preferred stock of subsidiary(g)              250        239        21             250          249      20
                USX obligated mandatorily
                  redeemable convertible preferred
                  securities of a subsidiary trust(g)         183        169        15             182          165      13
                                                          -------    -------     -----         -------      -------   -----
                    Total liabilities                     $ 4,609     $4,686     $ 200         $ 4,328      $ 4,617   $ 191
              --------------------------------------------------------------------------------------------------------------------

              (a)Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
              (b)See Note 26 to the USX Consolidated Financial Statements.
              (c)Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1999 and December 31, 1998, on the fair value of USX's non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1999 and December 31, 1998.
              (d)For additional information, see Note 14 to the USX
                 Consolidated Financial Statements.
              (e)Includes amounts due within one year.
              (f)Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 16 to the USX Consolidated Financial Statements.
              (g) See Note 23 to the USX Consolidated Financial Statements.

                  At December 31, 1999, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $164 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

              FOREIGN CURRENCY EXCHANGE RATE RISK

                  USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 1999, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $52 million compared to $36 million at December 31, 1998. A 10% increase in the December 31, 1999, Canadian dollar to U.S. dollar forward rate, would result in a charge to income of approximately $5 million. Last year, a 10% increase in the December 31, 1998, Canadian dollar to U.S. dollar forward rate, would have resulted in a charge to income of $3 million.

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

                                                                                                                      PAGE
                                                                                                                      ----

                     Management's Report............................................................................   M-1

                     Audited Financial Statements:
                       Report of Independent Accountants............................................................   M-1
                       Statement of Operations......................................................................   M-2
                       Balance Sheet................................................................................   M-3
                       Statement of Cash Flows......................................................................   M-4
                       Notes to Financial Statements................................................................   M-5

                     Selected Quarterly Financial Data..............................................................   M-21

                     Principal Unconsolidated Affiliates............................................................   M-21

                     Supplementary Information......................................................................   M-21

                     Five-Year Operating Summary ...................................................................   M-22

                     Five-Year Financial Summary....................................................................   M-24

                     Management's Discussion and Analysis...........................................................   M-25

                     Quantitative and Qualitative Disclosures About Market Risk.....................................   M-37

              MANAGEMENT'S REPORT

              The accompanying financial statements of the Marathon Group are the responsibility of and have been prepared by USX Corporation
              (USX) in conformity with accounting principles generally accepted in the United States. They necessarily include some amounts that are based on best judgments and estimates. The Marathon Group financial information displayed in other sections of this report is consistent with these financial statements.

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


              REPORT OF INDEPENDENT ACCOUNTANTS

              To the Stockholders of USX Corporation:

              In our opinion, the accompanying financial statements appearing on pages M-2 through M-20 present fairly, in all material respects, the financial position of the Marathon Group at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                   The Marathon Group is a business unit of USX Corporation
              (as described in Note 1, page M-5); accordingly, the financial statements of the Marathon Group should be read in connection with the consolidated financial statements of USX Corporation.

              PricewaterhouseCoopers LLP
              600 GRANT STREET, PITTSBURGH, PENNSYLVANIA 15219-2794 FEBRUARY 8, 2000

              STATEMENT OF OPERATIONS

              (DOLLARS IN MILLIONS)                                                    1999         1998         1997
              ----------------------------------------------------------------------------------------------------------
              REVENUES:
               Sales (NOTE 7)                                                      $  24,212    $  21,628    $  15,760
               Dividend and affiliate income                                              69           50           36
               Net gains on disposal of assets                                             -           28           37
               Gain on ownership change in
                 Marathon Ashland Petroleum LLC (NOTE 5)                                  17          245            -
               Other income                                                               29           26           13
                                                                                    ---------    ---------    ---------
                    Total revenues                                                    24,327       21,977       15,846
                                                                                    ---------    ---------    ---------
              COSTS AND EXPENSES:
               Cost of sales (excludes items shown below)                             17,273       14,984       10,392
               Selling, general and administrative expenses                              486          505          355
               Depreciation, depletion and amortization                                  950          941          664
               Taxes other than income taxes                                           4,218        4,029        3,030
               Exploration expenses                                                      238          313          189
               Inventory market valuation charges (credits) (NOTE 20)                   (551)         267          284
                                                                                    ---------    ---------    ---------
                    Total costs and expenses                                          22,614       21,039       14,914
                                                                                    ---------    ---------    ---------
              INCOME FROM OPERATIONS                                                   1,713          938          932
              Net interest and other financial costs (NOTE 8)                            288          237          260
              Minority interest in income of
               Marathon Ashland Petroleum LLC (NOTE 5)                                   447          249            -
                                                                                    ---------    ---------    ---------
              INCOME BEFORE INCOME TAXES                                                 978          452          672
              Provision for estimated income taxes (NOTE 18)                             324          142          216
                                                                                    ---------    ---------    ---------
              NET INCOME                                                           $     654    $     310    $     456
              ----------------------------------------------------------------------------------------------------------


              INCOME PER COMMON SHARE


                                                                                       1999         1998         1997
              ----------------------------------------------------------------------------------------------------------
              BASIC                                                                 $   2.11     $   1.06    $    1.59
              DILUTED                                                                   2.11         1.05         1.58
              ----------------------------------------------------------------------------------------------------------

              See Note 22, for a description and computation of income per common share.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              BALANCE SHEET

              (DOLLARS IN MILLIONS)                                         December 31             1999         1998
              ----------------------------------------------------------------------------------------------------------
              ASSETS
              Current assets:
               Cash and cash equivalents (NOTE 6)                                                 $   111      $   137
               Receivables, less allowance for doubtful accounts
                 of $2 and $3                                                                       1,866        1,277
               Inventories (NOTE 20)                                                                1,884        1,310
               Other current assets                                                                   241          252
                                                                                                 ---------    ---------
                    Total current assets                                                            4,102        2,976

              Investments and long-term receivables (NOTE 19)                                         772          603
              Property, plant and equipment - net (NOTE 16)                                        10,293       10,429
              Prepaid pensions (NOTE 14)                                                              225          241
              Other noncurrent assets                                                                 313          295
                                                                                                 ---------    ---------
                    Total assets                                                                $  15,705    $  14,544
              ----------------------------------------------------------------------------------------------------------
              LIABILITIES
              Current liabilities:
               Notes payable                                                                    $       -    $     132
               Accounts payable                                                                     2,659        1,940
               Income taxes payable (NOTE 23)                                                          97            -
               Distribution payable to minority shareholder of
                 Marathon Ashland Petroleum LLC (NOTE 6)                                                -          103
               Payroll and benefits payable                                                           146          190
               Accrued taxes                                                                          107           99
               Accrued interest                                                                        92           87
               Long-term debt due within one year (NOTE 12)                                            48           59
                                                                                                 ---------    ---------
                    Total current liabilities                                                       3,149        2,610

              Long-term debt (NOTE 12)                                                              3,320        3,456
              Deferred income taxes (NOTE 18)                                                       1,495        1,450
              Employee benefits (NOTE 14)                                                             564          553
              Deferred credits and other liabilities (NOTE 23)                                        440          389
              Preferred stock of subsidiary (NOTE 9)                                                  184          184

              Minority interest in Marathon Ashland Petroleum LLC (NOTE 5)                          1,753        1,590

              COMMON STOCKHOLDERS' EQUITY (NOTE 17)                                                 4,800        4,312
                                                                                                 ---------    ---------
                    Total liabilities and common stockholders' equity                           $  15,705    $  14,544
              ----------------------------------------------------------------------------------------------------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              STATEMENT OF CASH FLOWS

              (DOLLARS IN MILLIONS)                                                        1999        1998       1997
              ----------------------------------------------------------------------------------------------------------
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

              OPERATING ACTIVITIES:

              Net income                                                               $    654   $     310   $    456
              Adjustments to reconcile to net cash provided
               from operating activities:
                 Minority interest in income of
                  Marathon Ashland Petroleum LLC                                            447        249           -
                 Depreciation, depletion and amortization                                   950         941        664
                 Exploratory dry well costs                                                 109         186         78
                 Inventory market valuation charges (credits)                              (551)        267        284
                 Pensions and other postretirement benefits                                  36          34          6
                 Deferred income taxes                                                      105          26         30
                 Gain on ownership change in
                  Marathon Ashland Petroleum LLC                                            (17)       (245)         -
                 Net gains on disposal of assets                                              -         (28)       (37)
                 Changes in: Current receivables  - sold                                      -           -       (340)
                                                  - operating turnover                     (833)        240         97
                              Inventories                                                   (63)        (13)        18
                              Current accounts payable and accrued expenses               1,095        (233)        11
                 All other - net                                                             84         (92)       (21)
                                                                                        --------    --------   --------
                    Net cash provided from operating activities                           2,016       1,642      1,246
                                                                                        --------    --------   --------

              INVESTING ACTIVITIES:

              Capital expenditures                                                       (1,378)     (1,270)    (1,038)
              Acquisition of Tarragon Oil and Gas Limited                                     -        (686)         -
              Disposal of assets                                                            356          65         60
              Restricted cash - withdrawals                                                  45          11        108
                              - deposits                                                    (44)        (32)       (10)
              Affiliates- investments                                                       (59)        (42)      (193)
                        - loans and advances                                                (70)       (103)       (46)
                        - returns and repayments                                              1          71          8
              All other - net                                                               (25)        (18)        (2)
                                                                                        --------    --------   --------
                    Net cash used in investing activities                                (1,174)     (2,004)    (1,113)
                                                                                        --------    --------   --------

              FINANCING ACTIVITIES (NOTE 9):

              Increase (decrease) in Marathon Group's portion of
               USX consolidated debt                                                       (296)        329         97
              Specifically attributed debt:
               Borrowings                                                                   141         366          -
               Repayments                                                                  (144)       (389)       (39)
              Marathon Stock issued                                                          89         613         34
              Dividends paid                                                               (257)       (246)      (219)
              Distributions to minority shareholder of
               Marathon Ashland Petroleum LLC                                              (400)      (211)          -
                                                                                        --------    --------   --------
                    Net cash provided from (used in) financing activities                  (867)        462       (127)
                                                                                        --------    --------   --------

              EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (1)          1         (2)
                                                                                        --------    --------   --------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (26)        101          4

              CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                137          36         32
                                                                                        --------    --------   --------

              CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $    111   $     137   $     36
              ----------------------------------------------------------------------------------------------------------

              See Note 13, for supplemental cash flow information. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

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

                  The financial statements of the Marathon Group include the financial position, results of operations and cash flows for the businesses of Marathon Oil Company (Marathon) and certain other subsidiaries of USX, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The Marathon Group financial statements are prepared using the amounts included in the USX consolidated financial statements. For a description of the Marathon Group's operating segments, see Note 10.

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

                  Investments in entities over which the Marathon Group has
              significant influence are accounted for using the equity method of accounting and are carried at the Marathon Group's share of net assets plus loans and advances.

                  Investments in companies whose stock is publicly traded are carried at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

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

              REVENUE RECOGNITION - Revenues principally include sales, dividend and affiliate income, gains or losses on the disposal of assets and gains or losses from changes in ownership interests.

                  SALES - Sales are recognized when products are shipped or services are provided to customers. Consumer excise taxes on petroleum products and merchandise and matching crude oil and refined products buy/sell transactions settled in cash are included in both revenues and costs and expenses, with no effect on income.

                  DIVIDEND AND AFFILIATE INCOME - Dividend and affiliate income includes the Marathon Group's proportionate share of income from equity method investments and dividend income from other investments. Dividend income is recognized when dividend payments are received.

                  DISPOSAL OF ASSETS - When long-lived assets depreciated on an individual basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when long-lived assets are reclassified as assets held for sale. Proceeds from disposal of long-lived assets depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.

                  GAS BALANCING - The Marathon Group follows the sales method of accounting for gas production imbalances and would recognize a liability if the existing proved reserves were not adequate to cover the current imbalance situation.

                  CHANGE IN OWNERSHIP INTEREST - Gains or losses from a change in ownership of a consolidated subsidiary or an unconsolidated affiliate are recognized in revenues in the period of change.

              CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities generally of three months or less.

              INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

              DERIVATIVE INSTRUMENTS - The Marathon Group uses commodity-based and foreign currency derivative instruments to manage its exposure to price risk. Management is authorized to use futures, forwards, swaps and options related to the purchase, production or sale of crude oil, natural gas, refined products and electricity. While the Marathon Group's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies which assume price risk.

                  COMMODITY-BASED HEDGING TRANSACTIONS - For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, as a component of sales or cost of sales, in the same period as the underlying physical transaction. To qualify for hedge accounting, derivative positions cannot remain open if the underlying physical market risk has been removed. If such derivative positions remain in place, they would be marked-to-market and accounted for as trading or other activities. Recorded deferred gains or losses are reflected within other current and noncurrent assets or accounts payable and deferred credits and other liabilities, as appropriate.

                  COMMODITY-BASED TRADING AND OTHER ACTIVITIES -Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period within income from operations. This category also includes the use of derivative instruments that have no offsetting underlying physical market risk.

                  FOREIGN CURRENCY TRANSACTIONS - The Marathon Group uses forward exchange contracts to manage currency risks. Gains or losses related to firm commitments are deferred and recognized concurrent with the underlying transaction. All other gains or losses are recognized in income in the current period as sales, cost of sales, interest income or expense, or other income, as appropriate. Forward exchange contracts are recorded as receivables or payables, as appropriate.

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

                  The Marathon Group evaluates impairment of its oil and gas producing assets primarily on a field-by-field basis using undiscounted cash flows based on total proved reserves. Other assets are evaluated on an individual asset basis or by logical groupings of assets. Assets deemed to be impaired are written down to their fair value, including any related goodwill, using discounted future cash flows and, if available, comparable market values.

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

              RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1999 classifications.

--------------------------------------------------------------------------------
3. NEW ACCOUNTING STANDARDS

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

                  In June 1998, the Financial Accounting Standards Board
              issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle.

                  Under the new Standard, USX may elect not to designate
              certain derivative instruments as hedges even if the strategy qualifies for hedge accounting treatment. This approach would eliminate the administrative effort needed to measure effectiveness and monitor such instruments; however, this approach also may result in additional volatility in current period earnings.

                  USX cannot reasonably estimate the effect of adoption on
              either the financial position or results of operations. It is not possible to estimate what effect this Statement will have on future results of operations, although greater period-to-period volatility is likely. USX plans to adopt the Standard effective January 1, 2001.

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

              CORPORATE GENERAL AND ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the Marathon Group, the U. S. Steel Group and, prior to November 1, 1997, the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the Marathon Group were $26 million in 1999, $28 million in 1998 and $37 million in 1997, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

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

                  During 1997, Marathon and Ashland Inc. (Ashland) agreed to combine the major elements of their refining, marketing and transportation (RM&T) operations. On January 1, 1998, Marathon transferred certain RM&T net assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also on January 1, 1998, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. The acquisition was accounted for under the purchase method of accounting. The purchase price was determined to be $1.9 billion, based upon an external valuation. The change in Marathon's ownership interest in MAP resulted in a gain of $245 million, which is included in 1998 revenues. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $17 million in 1999.

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

              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                             1998           1997
              ----------------------------------------------------------------------------------------------------------
              Revenues                                                                       $   22,071     $   23,425
              Net income                                                                            279(a)         457(a)
              Net income per common share -
               Basic and diluted                                                                    .95           1.58
              ----------------------------------------------------------------------------------------------------------

             (a) Excluding the pro forma inventory market valuation
                 adjustment, pro forma net income would have been $383 million in 1998 and $619 million in 1997. Reported net income, excluding the reported inventory market valuation adjustment, would have been $414 million in 1998 and $635 million in 1997.

--------------------------------------------------------------------------------
6. TRANSACTIONS BETWEEN MAP AND ASHLAND

              At December 31, 1999 and 1998, MAP had current receivables from Ashland of $26 million and $22 million, respectively, and current payables to Ashland of $2 million at December 31, 1999, and at December 31, 1998, $106 million, including distributions payable.

                   At December 31, 1998, MAP's cash and cash equivalents
              included a $103 million demand note invested with Ashland, which was repaid in January 1999.

                   MAP has a $190 million short-term revolving credit
              agreement with Ashland. Interest on borrowings is based on the Federal Funds Rate in effect each day during the period plus
              0.30 of 1%. At December 31, 1999, there were no borrowings against this facility.

                   During 1999 and 1998, MAP's sales to Ashland consisting
              primarily of petroleum products, were $198 million and $185 million, respectively, and MAP's purchases of products and services from Ashland were $25 million and $45 million, respectively. These transactions were conducted under terms comparable to those with unrelated parties.

--------------------------------------------------------------------------------
7. REVENUES

              The items below are included in revenues and costs and expenses, with no effect on income.

              (IN MILLIONS)                                                         1999         1998         1997
              ----------------------------------------------------------------------------------------------------------
              Consumer excise taxes on petroleum products
               and merchandise                                                   $  3,973     $  3,824      $ 2,828
              Matching crude oil and refined product
               buy/sell transactions settled in cash                                3,539        3,948        2,436
              ----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
8. OTHER ITEMS

              (IN MILLIONS)                                                         1999         1998         1997
              ----------------------------------------------------------------------------------------------------------
              NET INTEREST AND OTHER FINANCIAL COSTS
                 INTEREST AND OTHER FINANCIAL INCOME(a):
                    Interest income                                              $     15     $     30      $     7
                    Other                                                             (13)           4           (6)
                                                                                  --------    --------      --------
                        Total                                                           2           34            1
                                                                                  --------    --------      --------
                 INTEREST AND OTHER FINANCIAL COSTS(a):
                    Interest incurred                                                 281          285          232
                    Less interest capitalized                                          20           40           24
                                                                                  --------    --------      --------
                        Net interest                                                  261          245          208
                    Interest on tax issues                                              5            5            7
                    Financial costs on preferred stock of subsidiary                   17           17           16
                    Amortization of discounts                                           2            4            4
                    Expenses on sales of accounts receivable                            -            -           19
                    Other                                                               5            -            7
                                                                                  --------    --------      --------
                        Total                                                         290          271          261
                                                                                  --------    --------      --------
                 NET INTEREST AND OTHER FINANCIAL COSTS(a)                       $    288     $    237      $   260
              ----------------------------------------------------------------------------------------------------------

              (a) See Note 4, for discussion of USX net interest and other financial costs attributable to the Marathon Group.
              ------------------------------------------------------------------

              FOREIGN CURRENCY TRANSACTIONS

                 For 1999, 1998 and 1997, the aggregate foreign currency transaction gains (losses) included in determining net income were $(12) million, $13 million and $4 million, respectively.

--------------------------------------------------------------------------------
9. FINANCIAL ACTIVITIES ATTRIBUTED TO GROUPS

              The following is the portion of USX financial activities attributed to the Marathon Group. These amounts exclude amounts specifically attributed to the Marathon Group.

                                                                            Marathon Group          Consolidated USX(a)
                                                                          -------------------       -------------------
              (IN MILLIONS)                     December 31                1999        1998          1999        1998
              ----------------------------------------------------------------------------------------------------------
              Cash and cash equivalents                                 $      8    $      4       $      9   $      4
              Other noncurrent assets                                          7           7              8          8
                                                                         --------    --------       --------   --------
                    Total assets                                        $     15    $     11       $     17   $     12
              ----------------------------------------------------------------------------------------------------------
              Notes payable                                             $      -    $    132       $      -   $    145
              Accrued interest                                                82          80             95         88
              Long-term debt due within one year (NOTE 12)                    47          59             54         66
              Long-term debt (NOTE 12)                                     3,305       3,456          3,771      3,762
              Preferred stock of subsidiary                                  184         184            250        250
                                                                         --------    --------       --------   --------
                    Total liabilities                                   $  3,618    $  3,911       $  4,170   $  4,311
              ----------------------------------------------------------------------------------------------------------
                                                                      Marathon Group(b)             Consolidated USX
                                                                     ---------------------          -------------------
              (IN MILLIONS)                                         1999    1998     1997        1999     1998    1997
              ----------------------------------------------------------------------------------------------------------
              Net interest and other financial costs (NOTE 8)       $295    $295     $246        $334     $324    $309
              ----------------------------------------------------------------------------------------------------------

             (a) For details of USX long-term debt and preferred stock of subsidiary, see Notes 16 and 23, respectively, to the USX consolidated financial statements.

             (b) The Marathon Group's net interest and other financial costs reflect weighted average effects of all financial activities attributed to all groups.

--------------------------------------------------------------------------------
10. SEGMENT INFORMATION

              The Marathon Group's operations consist of three reportable operating segments: 1) Exploration and Production - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses. Other Energy Related Businesses is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide.

     Sales by product line are:

(IN MILLIONS)                                                                        1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Refined products                                                                $   10,873         $    8,750         $    7,012
Merchandise                                                                          2,088              1,873              1,045
Liquid hydrocarbons                                                                  2,159              1,818                941
Natural gas                                                                          1,381              1,144              1,331
Transportation and other products                                                      199                271                167
---------------------------------------------------------------------------------------------------------------------------------

     Segment income represents income from operations allocable to operating segments. USX corporate general and administrative costs are not allocated to operating segments. These costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities. Certain general and administrative costs related to all Marathon Group operating segments in excess of amounts billed to MAP under service contracts and amounts charged out to operating segments under Marathon's shared services procedures also are not allocated to operating segments. Additionally, the following items are not allocated to operating segments: inventory market valuation adjustments, gain on ownership change in MAP and certain other items not allocated to operating segments for business performance reporting purposes (see (a) in reconcilement table on page M-12).

                                                                                      Refining,            Other
                                                                Exploration           Marketing           Energy
                                                                    and                  and              Related
(IN MILLIONS)                                                   Production         Transportation       Businesses       Total
---------------------------------------------------------------------------------------------------------------------------------
1999
Revenues:
   Customer                                                      $   3,230           $   20,210         $      731     $  24,171
   Intersegment(a)                                                     202                   47                 40           289
   Intergroup(a)                                                        19                    -                 22            41
   Equity in earnings (losses) of unconsolidated affiliates             (2)                  17                 26            41
   Other                                                                30                   48                 15            93
                                                                 ---------           ---------            ---------     ---------
     Total revenues                                              $   3,479           $   20,322         $      834     $  24,635
                                                                 =========           =========            =========     =========
Segment income                                                   $     618           $      611         $       61     $   1,290
Significant noncash items included in segment income:
  Depreciation, depletion and amortization(b)                          638                  280                  5           923
  Pension expenses(c)                                                    3                   32                  2            37
Capital expenditures(d)                                                744                  612                  4         1,360
Affiliates - investments                                                56                    -                  3            59
---------------------------------------------------------------------------------------------------------------------------------
1998
Revenues:
   Customer                                                      $   2,085           $   19,192         $      306     $  21,583
   Intersegment(a)                                                     144                   10                 17           171
   Intergroup(a)                                                        13                    -                  7            20
   Equity in earnings of unconsolidated affiliates                       2                   12                 14            28
   Other                                                                26                   40                 11            77
                                                                 ---------           ---------            ---------     ---------
     Total revenues                                              $   2,270           $   19,254         $      355     $  21,879
                                                                 =========           =========            =========     =========
Segment income                                                   $     278           $      896         $       33     $   1,207
Significant noncash items included in segment income:
  Depreciation, depletion and amortization(b)                          581                  272                  6           859
  Pension expenses(c)                                                    3                   16                  2            21
Capital expenditures(d)                                                839                  410                  8         1,257
Affiliates - investments(d)                                              -                   22                 17            39
---------------------------------------------------------------------------------------------------------------------------------
1997
Revenues:
   Customer                                                      $   1,575           $   13,698         $      381     $  15,654
   Intersegment(a)                                                     619                    -                  -           619
   Intergroup(a)                                                        99                    -                  6           105
   Equity in earnings of unconsolidated affiliates                      14                    4                  7            25
   Other                                                                 7                   20                 30            57
                                                                 ---------           ---------            ---------     ---------
     Total revenues                                              $   2,314           $   13,722         $      424     $  16,460
                                                                 =========           =========            =========     =========
Segment income                                                   $     773           $      563         $       48     $   1,384
Significant noncash items included in segment income:
  Depreciation, depletion and amortization(b)                          469                  173                  7           649
  Pension expenses(c)                                                    3                    8                  1            12
Capital expenditures(d)                                                810                  205                  6         1,021
Affiliates - investments(d)                                            114                    -                 73           187
---------------------------------------------------------------------------------------------------------------------------------

(a) Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.
(b) Differences between segment totals and group totals represent amounts included in administrative expenses and, in 1999 and 1998, international and domestic exploration and production property impairments.
(c) Differences between segment totals and group totals represent amounts included in administrative expenses.
(d) Differences between segment totals and group totals represent amounts related to corporate administrative activities.

     The following reconciles segment revenues and income to amounts reported in the Marathon Group financial statements:

(IN MILLIONS)                                                                      1999               1998               1997
--------------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Revenues of reportable segments                                               $   24,635         $   21,879         $   16,460
  Items not allocated to segments:
   Gain on ownership change in MAP                                                      17                245                  -
   Other                                                                               (36)                24                  -
  Elimination of intersegment revenues                                                (289)              (171)              (619)
  Administrative revenues                                                                -                  -                  5
                                                                                ----------         ----------         ----------
     Total Group revenues                                                       $   24,327         $   21,977         $   15,846
                                                                                ==========         ==========         ==========
INCOME:
  Income for reportable segments                                                $    1,290         $    1,207         $    1,384
  Items not allocated to segments:
   Gain on ownership change in MAP                                                      17                245                  -
   Administrative expenses                                                            (108)              (106)              (168)
   Inventory market valuation adjustments                                              551               (267)              (284)
   Other(a)                                                                            (37)              (141)                 -
                                                                                ----------         ----------         ----------
     Total Group income from operations                                         $    1,713         $      938         $      932
--------------------------------------------------------------------------------------------------------------------------------

(a)Represents in 1999, primarily certain domestic exploration and production impairments, net losses on certain asset sales and costs of a voluntary early retirement program. Represents in 1998 certain international exploration and production property impairments, certain suspended exploration well write-offs, a gas contract settlement and MAP transition charges.
GEOGRAPHIC AREA:
     The information below summarizes the operations in different geographic areas. Transfers between geographic areas are at prices which approximate market.

                                                                                   Revenues
                                                             --------------------------------------------------
                                                               Within               Between
 (IN MILLIONS)                               Year          Geographic Areas     Geographic Areas         Total          Assets(a)
---------------------------------------------------------------------------------------------------------------------------------
United States                                1999             $  23,337           $        -         $   23,337        $   7,555
                                             1998                21,191                    -             21,191            7,659
                                             1997                15,123                    -             15,123            5,578
Canada                                       1999                   425                  521                946            1,112
                                             1998                   209                  368                577            1,094
United Kingdom                               1999                   459                    -                459            1,581
                                             1998                   462                    -                462            1,739
                                             1997                   593                    -                593            1,856
Other Foreign Countries                      1999                   106                   88                194              735
                                             1998                   115                   52                167              468
                                             1997                   130                   39                169              530
Eliminations                                 1999                     -                 (609)              (609)               -
                                             1998                     -                 (420)              (420)               -
                                             1997                     -                  (39)               (39)               -
     Total                                   1999             $  24,327           $        -         $   24,327        $  10,983
                                             1998                21,977                    -             21,977           10,960
                                             1997                15,846                    -             15,846            7,964
---------------------------------------------------------------------------------------------------------------------------------

(a)Includes property, plant and equipment and investments in affiliates.

--------------------------------------------------------------------------------
11. LEASES

                        Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                             Capital     Operating
                        (IN MILLIONS)                                                                        Leases       Leases
                        ----------------------------------------------------------------------------------------------------------
                        2000                                                                              $       2    $     198
                        2001                                                                                      2           77
                        2002                                                                                      2           64
                        2003                                                                                      2           40
                        2004                                                                                      2           33
                        Later years                                                                              14          120
                        Sublease rentals                                                                          -          (35)
                                                                                                           ---------    ---------
                              Total minimum lease payments                                                       24      $   497
                                                                                                                        =========
                        Less imputed interest costs                                                              (9)
                                                                                                           ---------
                              Present value of net minimum lease payments
                                included in long-term debt                                                $      15
                        ----------------------------------------------------------------------------------------------------------

                             Operating lease rental expense:

                        (IN MILLIONS)                                                1999                1998               1997
                        ----------------------------------------------------------------------------------------------------------
                        Minimum rental                                          $     142           $     157           $     102
                        Contingent rental                                              11                  10                  10
                        Sublease rentals                                               (6)                 (7)                 (7)
                                                                                ----------          ----------           ----------
                              Net rental expense                                $     147           $     160           $     105
                        ----------------------------------------------------------------------------------------------------------

                             The Marathon Group leases a wide variety of
                        facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, operating lease obligations totaling $104 million may be declared immediately due and payable.

--------------------------------------------------------------------------------
12. LONG-TERM DEBT

                        The Marathon Group's portion of USX's consolidated long-term debt is as follows:

                                                                                      Marathon Group          Consolidated USX(a)
                                                                                     ------------------       -------------------
                        (IN MILLIONS)                     December 31                1999        1998          1999        1998
                        ----------------------------------------------------------------------------------------------------------
                        Specifically attributed debt(b):
                         Receivables facility                                     $      -    $      -       $    350   $      -
                         Sale-leaseback financing and capital leases                    15           -            107         95
                         Indexed debt less unamortized discount                          -           -              -         68
                         Other                                                           1           -              1          -
                                                                                   --------    --------       --------   --------
                              Total                                                     16           -            458        163
                         Less amount due within one year                                 1           -              7          5
                                                                                   --------    --------       --------   --------
                              Total specifically attributed long-term debt        $     15    $      -       $    451   $    158
                        ----------------------------------------------------------------------------------------------------------
                        Debt attributed to groups(c)                              $  3,375    $  3,537       $  3,852   $  3,853
                         Less unamortized discount                                      23          22             27         25
                         Less amount due within one year                                47          59             54         66
                                                                                   --------    --------       --------   --------
                              Total long-term debt attributed to groups           $  3,305    $  3,456       $  3,771   $  3,762
                        ----------------------------------------------------------------------------------------------------------
                        Total long-term debt due within one year                  $     48    $     59       $     61   $     71
                        Total long-term debt due after one year                      3,320       3,456          4,222      3,920
                        ----------------------------------------------------------------------------------------------------------

                        (a)See Note 16, to the USX consolidated financial
                           statements for details of interest rates, maturities and other terms of long-term debt.
                        (b)As described in Note 4, certain financial activities
                           are specifically attributed only to the Marathon Group and the U. S. Steel Group.
                        (c)Most long-term debt activities of USX Corporation
                           and its wholly owned subsidiaries are attributed to all groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 4, 9 and 13).

--------------------------------------------------------------------------------
13. SUPPLEMENTAL CASH FLOW INFORMATION

                        (IN MILLIONS)                                                            1999         1998         1997
                        ----------------------------------------------------------------------------------------------------------
                        CASH USED IN OPERATING ACTIVITIES INCLUDED:
                         Interest and other financial costs paid (net of amount capitalized) $    (289)   $    (260)   $    (257)
                         Income taxes paid, including settlements with other groups               (101)        (154)        (178)
                        ----------------------------------------------------------------------------------------------------------
                        USX DEBT ATTRIBUTED TO ALL GROUPS - NET:
                         Commercial paper    - issued                                        $   6,282    $       -    $       -
                                             - repayments                                       (6,117)           -            -
                         Credit agreements   - borrowings                                        5,529       17,486       10,454
                                             - repayments                                       (5,980)     (16,817)     (10,449)
                         Other credit arrangements - net                                           (95)          55           36
                         Other debt  - borrowings                                                  319          671           10
                                     - repayments                                                  (87)      (1,053)        (741)
                                                                                              ---------    ---------    ---------
                              Total                                                          $    (149)   $     342    $    (690)
                         ----------------------------------------------------------------------------------------------------------
                         Marathon Group activity                                             $    (296)   $     329    $      97
                         U. S. Steel Group activity                                                147           13         (561)
                         Delhi Group activity                                                        -            -         (226)
                                                                                              ---------    ---------    ---------
                              Total                                                          $    (149)   $     342    $    (690)
                        ---------------------------------------------------------------------------------------------------------
                        NONCASH INVESTING AND FINANCING ACTIVITIES:
                         Marathon Stock issued for dividend reinvestment and
                           employee stock plans                                              $       4    $       3    $       5
                         Marathon Stock issued for Exchangeable Shares                               7           11            -
                         Affiliate preferred stock received in conversion of affiliate loan        142            -            -
                         Disposal of assets:
                           Notes received                                                           19            -            -
                           Liabilities assumed by buyers                                             -            -            5
                         Business combinations:
                           Acquisition of Tarragon:
                            Exchangeable Shares issued                                               -           29            -
                            Liabilities assumed                                                      -          433            -
                           Acquisition of Ashland RM&T net assets:
                            38% interest in MAP                                                      -        1,900            -
                            Liabilities assumed                                                      -        1,038            -
                           Other acquisitions - liabilities assumed                                 16            -            -
                       ----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
14. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                        The Marathon Group has noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans are based primarily upon years of service and final average pensionable earnings. Certain subsidiaries provide benefits for employees covered by other plans based primarily upon employees' service and career earnings.
                             The Marathon Group also has defined benefit retiree
                        health and life insurance plans (other benefits) covering most employees upon their retirement. Health benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to certain nonunion and most union represented retiree beneficiaries primarily based on employees' annual base salary at retirement. Other benefits have not been prefunded.

                                                                                      Pension Benefits          Other Benefits
                                                                                   ---------------------     ---------------------
                        (IN MILLIONS)                                                 1999        1998         1999        1998
                        ----------------------------------------------------------------------------------------------------------
                        CHANGE IN BENEFIT OBLIGATIONS
                        Benefit obligations at January 1                            $  1,080    $   771      $    597   $    381
                        Service cost                                                      65         48            17         12
                        Interest cost                                                     67         57            36         31
                        Plan amendments                                                   18          6           (44)       (20)
                        Actuarial (gains) losses                                        (197)       121          (108)       112
                        Plan merger and acquisition                                       14        145             4         98
                        Settlements, curtailments and termination benefits              (122)         -             -          -
                        Benefits paid                                                    (57)       (68)          (24)       (17)
                                                                                    ---------  ---------     ---------  ---------
                        Benefit obligations at December 31                          $    868    $ 1,080      $    478   $    597
                        ----------------------------------------------------------------------------------------------------------
                        CHANGE IN PLAN ASSETS
                        Fair value of plan assets at January 1                      $  1,331    $ 1,150
                        Actual return on plan assets                                     136        199
                        Plan merger and acquisition                                       12         55
                        Employer contributions                                             2          8
                        Trustee distributions(a)                                         (16)       (14)
                        Settlements paid                                                 (99)         -
                        Benefits paid from plan assets                                   (56)       (67)
                                                                                    ---------  ---------
                        Fair value of plan assets at December 31                    $  1,310    $ 1,331
                        ----------------------------------------------------------------------------------------------------------
                        FUNDED STATUS OF PLANS AT DECEMBER 31                       $    442 (b)   $251  (b)   $   (478)  $   (597)
                        Unrecognized net gain from transition                            (26)       (35)              -          -
                        Unrecognized prior service costs (credits)                        63         48             (72)       (35)
                        Unrecognized actuarial (gains) losses                           (306)       (88)             68        182
                        Additional minimum liability(c)                                   (8)       (18)              -          -
                                                                                    ---------  ---------       ---------  ---------
                        Prepaid (accrued) benefit cost                              $    165    $   158        $   (482)  $   (450)
                        ----------------------------------------------------------------------------------------------------------
                        (a)Represents transfers of excess pension assets to
                           fund retiree health care benefits accounts under
                           Section 420 of the Internal Revenue Code.
                        (b)Includes several plans that have accumulated
                             benefit obligations in excess of plan assets:
                               Aggregate accumulated benefit obligations            $    (24)   $   (36)
                               Aggregate projected benefit obligations                   (37)       (52)
                               Aggregate plan assets                                       -          -
                        (c)  Additional minimum liability recorded was offset by
                             the following:
                              Intangible asset                                      $      3    $     2
                                                                                    ---------   --------
                              Accumulated other comprehensive income (losses):
                                Beginning of year                                   $    (10)   $   (7)
                                Change during year (net of tax)                            7        (3)
                                                                                    ---------   --------
                                Balance at end of year                              $     (3)   $  (10)
                        ----------------------------------------------------------------------------------------------------------

                                                                            Pension Benefits                 Other Benefits
                                                                      -----------------------------  ----------------------------
                        (IN MILLIONS)                                   1999       1998       1997      1999      1998      1997
                        ----------------------------------------------------------------------------------------------------------
                        COMPONENTS OF NET PERIODIC
                         BENEFIT COST (CREDIT)
                        Service cost                                 $    65     $   48    $    31   $    17    $   12    $     6
                        Interest cost                                     67         57         45        36        31         22
                        Expected return on plan assets                  (114)      (107)       (85)        -         -          -
                        Amortization  -net transition gain                (5)        (5)        (5)        -         -          -
                                      -prior service costs (credits)       4          3          1        (8)       (3)        (3)
                                      -actuarial losses                    1          -          1         7         3          -
                        Other plans                                        5          5          4         -         -          -
                        Settlement and termination gain                   (7)(a)      -          -         -         -          -
                                                                      -------    -------    -------   -------   -------   -------
                        Net periodic benefit cost (credit)           $    16     $    1    $    (8)  $    52    $   43    $    25
                        ----------------------------------------------------------------------------------------------------------

                        (a)Includes 1999 voluntary early retirement program.

                                                                                      Pension Benefits          Other Benefits
                                                                                   ---------------------     ---------------------
                                                                                      1999        1998          1999        1998
                        ----------------------------------------------------------------------------------------------------------
                        WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS
                         AT DECEMBER 31:
                        Discount rate                                                   8.0%       6.5%          8.0%       6.5%
                        Expected annual return on plan assets                           9.5%       9.5%          9.5%       9.5%
                        Increase in compensation rate                                   5.0%       5.0%          5.0%       5.0%
                        ----------------------------------------------------------------------------------------------------------

                             For measurement purposes, an 8% annual rate of
                        increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2006 and remain at that level thereafter.
                             A one-percentage-point change in assumed health
                        care cost trend rates would have the following effects:

                                                                                                 1-Percentage-      1-Percentage-
                        (IN MILLIONS)                                                           Point Increase     Point Decrease
                        ----------------------------------------------------------------------------------------------------------
                        Effect on total of service and interest cost components                    $     8            $    (6)
                        Effect on other postretirement benefit obligations                              58                (48)
                        ----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
15. DIVIDENDS

                        In accordance with the USX Restated Certificate of Incorporation, dividends on the Marathon Stock and Steel Stock are limited to the legally available funds of USX. Net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Marathon Stock based on the financial condition and results of operations of the Marathon Group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to Marathon Stock, the Board of Directors considers among other things, the long-term earnings and cash flow capabilities of the Marathon Group as well as the dividend policies of similar publicly traded energy companies.

--------------------------------------------------------------------------------
16. PROPERTY, PLANT AND EQUIPMENT

                        (IN MILLIONS)                                                 December 31            1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Production                                                                        $  14,568    $  14,707
                        Refining                                                                              2,439        2,251
                        Marketing                                                                             2,197        2,103
                        Transportation                                                                        1,374        1,402
                        Other                                                                                   282          265
                                                                                                           ---------    ---------
                              Total                                                                          20,860       20,728
                        Less accumulated depreciation, depletion and amortization                            10,567       10,299
                                                                                                           ---------    ---------
                              Net                                                                         $  10,293    $  10,429
                        ----------------------------------------------------------------------------------------------------------

                             Property, plant and equipment at December 31, 1999,
                        includes gross assets acquired under capital leases of $20 million with no related amounts in accumulated depreciation, depletion and amortization.

--------------------------------------------------------------------------------
17. COMMON STOCKHOLDERS' EQUITY

                        (IN MILLIONS, EXCEPT PER SHARE DATA)                                     1999         1998         1997
                        ----------------------------------------------------------------------------------------------------------
                        BALANCE AT BEGINNING OF YEAR                                         $   4,312    $   3,618    $   3,340
                         Net income                                                                654          310          456
                         Marathon Stock issued                                                      96          617           39
                         Exchangeable Shares:
                           Issued                                                                    -           29            -
                           Exchanged for Marathon Stock                                             (7)         (12)           -
                         Dividends on Marathon Stock
                           (per share: $.84 in 1999 and 1998 and $.76 in 1997)                    (261)        (248)        (219)
                         Deferred compensation                                                       -            2            1
                         Accumulated other comprehensive income (loss)(a):
                           Foreign currency translation adjustments                                 (1)           2            -
                           Minimum pension liability adjustments (NOTE 14)                           7           (3)          (2)
                           Unrealized holding gains (losses) on investments                          -           (3)           3
                                                                                              ---------    ---------    ---------
                        BALANCE AT END OF YEAR                                               $   4,800    $   4,312    $   3,618
                        ----------------------------------------------------------------------------------------------------------

                        (a) See page U-7 of the USX consolidated financial
                           statements relative to the annual activity of these adjustments and gains (losses). Total comprehensive income for the Marathon Group for the years 1999, 1998 and 1997 was $660 million, $306 million and $457 million, respectively.

--------------------------------------------------------------------------------
18. INCOME TAXES

                        Income tax provisions and related assets and liabilities attributed to the Marathon Group are determined in accordance with the USX group tax allocation policy (Note 4).
                             Provisions (credits) for estimated income taxes were:

                                                        1999                          1998                          1997
                                           ----------------------------     ------------------------     ------------------------
                        (IN MILLIONS)       CURRENT   DEFERRED    TOTAL      Current Deferred Total      Current Deferred  Total
                        ----------------------------------------------------------------------------------------------------------
                        Federal             $ 191      $158      $ 349       $ 83    $  19    $ 102       $ 171    $  (5)  $  166
                        State and local         3        (7)        (4)        30        9       39           3        7       10
                        Foreign                25       (46)       (21)         3       (2)       1          12       28       40
                                             -----     -----      -----      -----    -----    -----       -----   -----    -----
                              Total         $ 219      $105      $ 324       $116    $  26    $ 142       $ 186    $  30   $  216
                        ----------------------------------------------------------------------------------------------------------

                             A reconciliation of federal statutory tax rate (35%) to total provisions follows:

                        (IN MILLIONS)                                                         1999         1998          1997
                        ----------------------------------------------------------------------------------------------------------
                        Statutory rate applied to income before income taxes              $     342    $     158      $     235
                        Effects of foreign operations, including foreign tax credits            (18)         (26)            (8)
                        State and local income taxes after federal income tax effects            (3)          25              6
                        Credits other than foreign tax credits                                   (7)          (9)            (9)
                        Effects of partially owned companies                                     (5)          (4)            (6)
                        Dispositions of subsidiary investments                                    7            -              -
                        Adjustment of prior years' federal income taxes                           4           (5)            (4)
                        Adjustment of valuation allowances                                        -            -             (4)
                        Other                                                                     4            3              6
                                                                                           ---------    ---------      ---------
                              Total provisions                                            $     324    $     142      $     216
                        ----------------------------------------------------------------------------------------------------------

                             Deferred tax assets and liabilities resulted from the following:

                        (IN MILLIONS)                                                 December 31            1999          1998
                        ----------------------------------------------------------------------------------------------------------
                        Deferred tax assets:
                         Minimum tax credit carryforwards                                                   $    -       $   15
                         State tax loss carryforwards (expiring in 2000 through 2018)                           57           54
                         Foreign tax loss carryforwards (portion of which expire in 2000 through 2014)         382          414
                         Employee benefits                                                                     206          201
                         Receivables, payables, and debt                                                        14           13
                         Expected federal benefit for:
                           Crediting certain foreign deferred income taxes                                     530          528
                           Deducting state and other foreign deferred income taxes                              36           51
                         Contingency and other accruals                                                        150          140
                         Investments in foreign subsidiaries                                                    52           52
                         Investments in subsidiaries and affiliates                                             20           22
                         Other                                                                                  34           38
                         Valuation allowances:
                           Federal                                                                             (30)         (30)
                           State                                                                               (11)          (8)
                           Foreign                                                                            (282)        (260)
                                                                                                          ---------    ---------
                              Total deferred tax assets(a)                                                   1,158        1,230
                                                                                                          ---------    ---------
                        Deferred tax liabilities:
                         Property, plant and equipment                                                       2,065        2,158
                         Inventory                                                                             324          170
                         Prepaid pensions                                                                      127          125
                         Other                                                                                 111          150
                                                                                                          ---------    ---------
                              Total deferred tax liabilities                                                 2,627        2,603
                                                                                                          ---------    ---------
                               Net deferred tax liabilities                                             $    1,469    $   1,373
                         ----------------------------------------------------------------------------------------------------------

                        (a)USX expects to generate sufficient future taxable
                           income to realize the benefit of the Marathon Group's deferred tax assets. In addition, the ability to realize the benefit of foreign tax credits is based upon certain assumptions concerning future operating conditions (particularly as related to prevailing oil prices), income generated from foreign sources and USX's tax profile in the years that such credits may be claimed.
                             The consolidated tax returns of USX for the years
                        1990 through 1997 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.
                             Pretax income (loss) included $66 million, $(75)
                        million and $250 million attributable to foreign sources in 1999, 1998 and 1997, respectively.
                             Undistributed earnings of certain consolidated
                        foreign subsidiaries at December 31, 1999, amounted to $150 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Marathon Group intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability of $53 million would have been required.

--------------------------------------------------------------------------------
19. INVESTMENTS AND LONG-TERM RECEIVABLES

                        (IN MILLIONS)                                                 December 31           1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Equity method investments                                                       $      658    $     498
                        Other investments                                                                       32           33
                        Receivables due after one year                                                          56           46
                        Deposits of restricted cash                                                             20           21
                        Other                                                                                    6            5
                                                                                                          ---------    ---------
                              Total                                                                     $      772    $     603
                        ----------------------------------------------------------------------------------------------------------

                             Summarized financial information of affiliates
                        accounted for by the equity method of accounting follows:

                        (IN MILLIONS)                                                          1999         1998         1997
                        ----------------------------------------------------------------------------------------------------------
                        Income data - year:
                         Revenues                                                          $     422    $      347    $     562
                         Operating income                                                        152           132          114
                         Net income                                                              119            79           52
                        ----------------------------------------------------------------------------------------------------------
                        Balance sheet data - December 31:
                         Current assets                                                    $     387    $      262
                         Noncurrent assets                                                     2,606         2,233
                         Current liabilities                                                     300           243
                         Noncurrent liabilities                                                1,066         1,254
                        ----------------------------------------------------------------------------------------------------------

                             Dividends and partnership  distributions  received
                        from equity affiliates were $44 million in 1999, $23 million in 1998 and $21 million in 1997.
                             Marathon Group purchases from equity affiliates
                        totaled $50 million, $64 million and $37 million in 1999, 1998 and 1997, respectively. Marathon Group sales to USX equity affiliates were $22 million in 1999 and 1998 and $36 million in 1997.

--------------------------------------------------------------------------------
20. INVENTORIES

                        (IN MILLIONS)                                                 December 31             1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Crude oil and natural gas liquids                                                 $     729    $     731
                        Refined products and merchandise                                                      1,046        1,023
                        Supplies and sundry items                                                               109          107
                                                                                                           ---------    ---------
                              Total (at cost)                                                                 1,884        1,861
                        Less inventory market valuation reserve                                                   -          551
                                                                                                           ---------    ---------
                              Net inventory carrying value                                                $   1,884    $   1,310
                        ----------------------------------------------------------------------------------------------------------

                             Inventories of crude oil and refined products are
                        valued by the LIFO method. The LIFO method accounted for 90% and 88% of total inventory value at December 31, 1999 and 1998, respectively. Current acquisition costs were estimated to exceed the above inventory values at December 31, 1999, by approximately $200 million.
                             The inventory market valuation reserve reflects the
                        extent that the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. The reserve is decreased to reflect increases in market prices and inventory turnover and increased to reflect decreases in market prices. Changes in the inventory market valuation reserve result in noncash charges or credits to costs and expenses.

--------------------------------------------------------------------------------
21. STOCK-BASED COMPENSATION PLANS AND STOCKHOLDER RIGHTS PLAN

                        USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 19, and Note 21, respectively, to the USX consolidated financial statements.
                             The Marathon Group's actual stock-based
                        compensation expense (credit) was $(4) million in 1999, $(3) million in 1998 and $20 million in 1997. Incremental compensation expense, as determined under a fair value model, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

--------------------------------------------------------------------------------
22. INCOME PER COMMON SHARE

                        The method of calculating net income per share for the Marathon Stock, the Steel Stock and, prior to November 1, 1997, the Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group, the U. S. Steel Group and the Delhi Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.
                             Basic net income per share is based on the weighted
                        average number of common shares outstanding. Diluted net income per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.

                                                                      1999                  1998                   1997
                                                                -------------------  ---------------------   --------------------
              COMPUTATION OF INCOME PER SHARE                   BASIC      DILUTED     Basic     Diluted      Basic      Diluted
              -------------------------------                   -----      -------     -----     -------      -----      -------
              Net income (millions):
               Net income                                     $    654    $   654    $    310    $    310    $    456   $    456
               Dilutive effect of convertible debentures             -          -           -           -           -          3
                                                              ---------   ---------  ---------   ---------   ---------  ---------
                    Net income assuming conversions           $    654    $   654    $    310    $    310    $    456   $    459
                                                              =========   =========  =========   =========   =========  =========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding     309,696    309,696     292,876     292,876     288,038    288,038
               Effect of dilutive securities:
                 Convertible debentures                              -          -           -           -           -      1,936
                 Stock options                                       -        314           -         559           -        546
                                                              ---------   ---------  ---------   ---------   ---------  ---------
                    Average common shares and dilutive effect  309,696    310,010     292,876     293,435     288,038    290,520
                                                              =========   =========  =========   =========   =========  =========
              Net income per share                            $   2.11    $  2.11    $   1.06    $   1.05    $   1.59   $   1.58
                                                              =========   =========  =========   =========   =========  =========

--------------------------------------------------------------------------------
23. INTERGROUP TRANSACTIONS

                        SALES AND PURCHASES - Marathon Group sales to other groups totaled $41 million, $21 million and $105 million in 1999, 1998 and 1997, respectively. Marathon Group purchases from other groups totaled $17 million in 1999, $2 million in 1998 and $18 million in 1997. At December 31, 1999 and 1998, Marathon Group receivables included $5 million and $3 million, respectively, related to transactions with the U. S. Steel Group. These transactions were conducted under terms comparable to those with unrelated parties. Since October 31, 1997, transactions with the Delhi Companies are third-party transactions.

                        INCOME TAXES RECEIVABLE FROM/PAYABLE TO THE U. S. STEEL GROUP - At December 31, 1999 and 1998, amounts receivable or payable for income taxes were included in the balance sheet as follows:

                        (IN MILLIONS)                                                 December 31             1999         1998
                        ----------------------------------------------------------------------------------------------------------
                        Current:
                         Receivables                                                                      $       1    $       2
                         Income taxes payable                                                                    97            -
                        Noncurrent:
                         Deferred credits and other liabilities                                                  97           97
                        ----------------------------------------------------------------------------------------------------------

                             These amounts have been determined in accordance
                        with the tax allocation policy described in Note 4. Amounts classified as current are settled in cash in the year succeeding that in which such amounts are accrued. Noncurrent amounts represent estimates of intergroup tax effects of certain issues for years that are still under various stages of audit and administrative review. Such tax effects are not settled between the groups until the audit of those respective tax years is closed. The amounts ultimately settled for open tax years will be different than recorded noncurrent amounts based on the final resolution of all of the audit issues for those years.

--------------------------------------------------------------------------------
24. DERIVATIVE INSTRUMENTS

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

                                                                                     RECOGNIZED
                                                 FAIR              CARRYING            TRADING         RECORDED
                                                 VALUE              AMOUNT             GAIN OR         DEFERRED        AGGREGATE
                                                ASSETS              ASSETS           (LOSS) FOR         GAIN OR        CONTRACT
(IN MILLIONS)                                (LIABILITIES)(a)(b)  (LIABILITIES)       THE YEAR          (LOSS)          VALUES(c)
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999:
  Exchange-traded commodity futures:
   Trading                                     $         -       $         -      $         4       $         -       $        8
   Other than trading                                    -                 -                -                28              344
  Exchange-traded commodity options:
   Trading                                               -                 -                4                 -              179
   Other than trading                                   (6) (d)           (6)               -               (10)           1,262
  OTC commodity swaps(e):
   Trading                                               -                 -                -                 -                -
   Other than trading                                    3  (f)            3                -                 2              156
  OTC commodity options:
   Trading                                               -                 -                -                 -                -
   Other than trading                                    4  (g)            4                -                 5              238
                                                -----------       -----------      -----------       -----------      -----------
      Total commodities                        $         1       $         1      $         8       $        25       $    2,187
                                                ===========       ===========      ===========       ===========      ===========
  Forward exchange contracts(h):
      - receivable                             $        52       $        52      $         -       $         -       $       51
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998:
  Exchange-traded commodity futures            $         -       $         -                        $        (2)      $      104
  Exchange-traded commodity options                      3  (d)            2                                  3              776
  OTC commodity swaps                                   (2) (f)           (2)                                 -              243
  OTC commodity options                                  3  (g)            3                                  3              147
                                                -----------       -----------                        -----------      -----------
      Total commodities                        $         4       $         3                        $         4       $    1,270
                                                ===========       ===========                        ===========      ===========
  Forward exchange contracts:
      - receivable                             $        36       $        36                        $         -       $       36
----------------------------------------------------------------------------------------------------------------------------------

(a) The fair value amounts for OTC positions are based on various indices or dealer quotes. The fair value amounts for currency contracts are based on dealer quotes of forward prices covering the remaining duration of the forward exchange contract. The exchange-traded futures contracts and certain option contracts do not have a corresponding fair value since changes in the market prices are settled on a daily basis.
(b) The aggregate average fair value of all trading activities for the period ending December 31, 1999, was $3 million. Detail by class of instrument was not available.
(c) Contract or notional amounts do not quantify risk exposure, but are used in the calculation of cash settlements under the contracts. The contract or notional amounts do not reflect the extent to which positions may offset one another.
(d) Includes fair values as of December 31, 1999 and 1998, for assets of $11 million and $23 million and for liabilities of $(17) million and $(20) million, respectively.
(e) The OTC swap arrangements vary in duration with certain contracts extending into 2008.
(f) Includes fair values as of December 31, 1999 and 1998, for assets of $8 million and $29 million and for liabilities of $(5) million and $(31) million, respectively.
(g) Includes fair values as of December 31, 1999 and 1998, for assets of $5 million and for liabilities of $(1) million and $(2) million, respectively.
(h) The forward exchange contracts relating to USX's foreign operations have various maturities ending in December 2000.

--------------------------------------------------------------------------------
25. FAIR VALUE OF FINANCIAL INSTRUMENTS

                        Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 24, by individual balance sheet account. As described in Note 4, the Marathon Group's specifically attributed financial instruments and the Marathon Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                                              1999                   1998
                                                                                    ----------------------  ----------------------
                                                                                      FAIR       CARRYING      Fair      Carrying
                        (IN MILLIONS)                    December 31                  VALUE       AMOUNT       Value      Amount
                        ----------------------------------------------------------------------------------------------------------
                        FINANCIAL ASSETS:
                         Cash and cash equivalents                                   $    111    $    111    $    137   $    137
                         Receivables                                                    1,866       1,866       1,277      1,277
                         Investments and long-term receivables                            166         109         157        101
                                                                                      --------    --------    --------    --------
                               Total financial assets                                $  2,143    $  2,086    $  1,571   $  1,515
                        ----------------------------------------------------------------------------------------------------------
                        FINANCIAL LIABILITIES:
                         Notes payable                                               $      -    $      -    $    132   $    132
                         Accounts payable (including intergroup payables)               2,756       2,756       1,940      1,940
                         Distribution payable to minority shareholder of MAP                -           -         103        103
                         Accrued interest                                                  92          92          87         87
                         Long-term debt (including amounts due within one year)         3,443       3,353       3,797      3,515
                         Preferred stock of subsidiary                                    176         184         183        184
                                                                                      --------    --------    --------    --------
                               Total financial liabilities                           $  6,467    $  6,385    $  6,242   $  5,961
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

                             The Marathon Group's unrecognized financial
                        instruments consist of financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note 26.

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

                        ENVIRONMENTAL MATTERS -

                             The Marathon Group is subject to federal, state,
                        local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 1999 and 1998, accrued liabilities for remediation totaled $69 million and $48 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $52 million at December 31, 1999, and $41 million at December 31, 1998.

                             For a number of years, the Marathon Group has made
                        substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1999 and 1998, such capital expenditures totaled $46 million and $83 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                             At December 31, 1999 and 1998, accrued liabilities
                        for platform abandonment and dismantlement totaled $152 million and $141 million, respectively.

                        GUARANTEES -

                             Guarantees by USX and its consolidated subsidiaries
                        of the liabilities of affiliated entities of the Marathon Group totaled $131 million at December 31, 1999 and 1998. As of December 31, 1999, the largest guarantee for a single affiliate was $131 million.

                             At December 31, 1999 and 1998, the Marathon Group's
                        pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $146 million and $164 million, respectively. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

                        COMMITMENTS -

                             At December 31, 1999 and 1998, the Marathon Group's
                        contract commitments to acquire property, plant and equipment and long-term investments totaled $485 million and $624 million, respectively.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   1999                                               1998
                              --------------------------------------------------  ------------------------------------------------
(IN MILLIONS, EXCEPT PER      4TH QTR.     3RD QTR.      2ND QTR.    1ST QTR.      4th Qtr.     3rd Qtr.   2nd Qtr.    1st Qtr.
SHARE DATA)
----------------------------------------------------------------------------------------------------------------------------------
Revenues                       $ 7,505     $ 6,490      $ 5,481        $4,851      $5,339 (a)  $ 5,597 (a) $ 5,530 (a) $ 5,511 (a)
Income (loss) from operations      350         561          399           403        (132)         215         453         402
  Includes:
    Inventory market valuation
      charges (credits)              -        (136)         (66)         (349)        245           50          (3)        (25)
    Gain on ownership
      change in MAP                 (6)        (11)           -             -           -            1           2        (248)
Net income (loss)                  171         230          134           119         (86)          51         162         183
----------------------------------------------------------------------------------------------------------------------------------
MARATHON STOCK DATA:
Net income (loss) per share:
  Basic                        $   .55     $   .74      $   .43        $  .38      $ (.29)     $   .18     $   .56     $   .63
  Diluted                          .55         .74          .43           .38        (.29)         .17         .56         .63
Dividends paid per share           .21         .21          .21           .21         .21          .21         .21         .21
Price range of Marathon Stock(b):
  - Low                             23-5/8      28-1/2       25-13/16      19-5/8      26-11/16        25       32- 3/16    31
  - High                            30-5/8      33-7/8       32-3/4        31-3/8      38-1/8       37-1/8      38-7/8      40-1/2
----------------------------------------------------------------------------------------------------------------------------------

(a)  Reclassified to conform to 1999 classifications.
(b)  Composite tape.



PRINCIPAL UNCONSOLIDATED AFFILIATES (UNAUDITED)

                                                                          December 31, 1999
               Company                                  Country               Ownership                     Activity
----------------------------------------------------------------------------------------------------------------------------------
CLAM Petroleum B.V.                                  Netherlands                 50%                 Oil & Gas Production
Kenai LNG Corporation                                United States               30%                 Natural Gas Liquification
LOCAP, Inc.                                          United States               50% (a)             Pipeline & Storage Facilities
LOOP LLC                                             United States               47% (a)             Offshore Oil Port
Manta Ray Offshore Gathering Company, LLC            United States               24%                 Natural Gas Transmission
Minnesota Pipe Line Company                          United States               33% (a)             Pipeline Facility
Nautilus Pipeline Company, LLC                       United States               24%                 Natural Gas Transmission
Odyssey Pipeline LLC                                 United States               29%                 Pipeline Facility
Poseidon Oil Pipeline Company, LLC                   United States               28%                 Crude Oil Transportation
Sakhalin Energy Investment Company Ltd.              Russia                      38%                 Oil & Gas Development
----------------------------------------------------------------------------------------------------------------------------------

(a)  Represents the ownership of MAP.


SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

See the USX consolidated financial statements for Supplementary Information on Oil and Gas Producing Activities relating to the Marathon Group, pages U-30 through U-34.

                        FIVE-YEAR OPERATING SUMMARY

                                                                                   1999       1998       1997       1996      1995
                        ----------------------------------------------------------------------------------------------------------
                        NET LIQUID HYDROCARBON PRODUCTION (thousands of
                        barrels per day)
                         United States (by region)
                           Alaska                                                    -         -          -          8         9
                           Gulf Coast                                               74        55         29         30        33
                           Southern                                                  5         6          8          9        11
                           Central                                                   4         4          5          4         8
                           Mid-Continent - Yates                                    18        23         25         25        24
                           Mid-Continent - Other                                    20        21         21         20        19
                           Rocky Mountain                                           24        26         27         26        28
                                                                               -------------------------------------------------
                              Total United States                                  145       135        115        122       132
                                                                               -------------------------------------------------
                         International
                           Canada                                                   17         6          -          -         -
                           Egypt                                                     5         8          8          8         5
                           Indonesia                                                 -         -          -          -        10
                           Gabon                                                     9         5          -          -         -
                           Norway                                                    -         1          2          3         2
                           Tunisia                                                   -         -          -          -         2
                           United Kingdom                                           31        41         39         48        54
                                                                               -------------------------------------------------
                              Total International                                   62        61         49         59        73
                                                                               -------------------------------------------------
                               Consolidated                                        207       196        164        181       205
                         Equity affiliate(a)                                         1         -          -          -         -
                                                                               -------------------------------------------------
                                 Total                                             208       196        164        181       205
                         Natural gas liquids included in above                      19        17         17         17        17
                        ----------------------------------------------------------------------------------------------------------
                        NET NATURAL GAS PRODUCTION (millions of cubic feet
                        per day)
                         United States (by region)
                           Alaska                                                  148       144        151        145       133
                           Gulf Coast                                              107        84         78         88        94
                           Southern                                                178       208        189        161       142
                           Central                                                 134       117        119        109       105
                           Mid-Continent                                           129       125        125        122       112
                           Rocky Mountain                                           59        66         60         51        48
                                                                               -------------------------------------------------
                              Total United States                                  755       744        722        676       634
                                                                               -------------------------------------------------
                         International
                           Canada                                                  150        65          -          -         -
                           Egypt                                                    13        16         11         13        15
                           Ireland                                                 132       168        228        259       269
                           Norway                                                   26        27         54         87        81
                           United Kingdom - equity                                 168       165        130        140        98
                                          - other(b)                                16        23         32         32        35
                                                                               -------------------------------------------------
                              Total International                                  505       464        455        531       498
                                                                               -------------------------------------------------
                               Consolidated                                      1,260     1,208      1,177      1,207     1,132
                         Equity affiliate(c)                                        36        33         42         45        44
                                                                               -------------------------------------------------
                                 Total                                           1,296     1,241      1,219      1,252     1,176
                        ----------------------------------------------------------------------------------------------------------
                        AVERAGE SALES PRICES
                         Liquid Hydrocarbons (dollars per barrel)(d)(e)
                           United States                                        $15.44    $10.42     $16.88     $18.58    $14.59
                           International                                         16.90     12.24      18.77      20.34     16.66
                         Natural Gas (dollars per thousand cubic feet)(d)(e)
                           United States                                        $ 1.90    $ 1.79     $ 2.20     $ 2.09    $ 1.63
                           International                                          1.90      1.94       2.00       1.97      1.80
                        ----------------------------------------------------------------------------------------------------------
                        NET PROVED RESERVES AT YEAR-END (developed and
                        undeveloped)
                         Liquid Hydrocarbons (millions of barrels)
                           United States                                           520       549 (f)    590 (f)    570 (f)   558
                           International                                           277       316        187        203       206
                                                                                ------------------------------------------------
                              Consolidated                                         797       865        777        773       764
                           Equity affiliate(a)                                      77        80         82          -         -
                                                                                ------------------------------------------------
                                 Total                                             874       945        859        773       764
                         Developed reserves as % of total net reserves             81%       71% (f)    77% (f)    80% (f)   88%
                         ----------------------------------------------------------------------------------------------------------
                         Natural Gas (billions of cubic feet)
                           United States                                         2,057     2,163 (f)  2,232 (f)  2,251 (f) 2,210
                           International                                         1,607     1,796      1,071      1,199     1,379
                                                                                -------------------------------------------------
                              Consolidated                                       3,664     3,959      3,303      3,450     3,589
                           Equity affiliate(c)                                     123       110        111        132       131
                                                                                -------------------------------------------------
                                 Total                                           3,787     4,069      3,414      3,582     3,720
                         Developed reserves as % of total net reserves             75%       79%        83%        83%       80%
                        ----------------------------------------------------------------------------------------------------------

                        (a) Represents Marathon's equity interest in Sakhalin
                            Energy Investment Company Ltd. and CLAM Petroleum
                            B.V.
                        (b) Represents gas acquired for injection and subsequent
                            resale.
                        (c) Represents Marathon's equity interest in CLAM
                            Petroleum B.V.
                        (d) Prices exclude gains/losses from hedging activities.
                        (e) Prices exclude equity affiliates and purchase/resale
                            gas.
                        (f) Revised to exclude reserves attributable to a
                            pressure maintenance program for the Petronius field scheduled to commence in third quarter 2000.

                        FIVE-YEAR OPERATING SUMMARY  CONTINUED

                                                                                   1999(a)   1998(a)    1997     1996      1995
                        ----------------------------------------------------------------------------------------------------------
                        U.S. REFINERY OPERATIONS (thousands of barrels per day)
                         In-use crude oil capacity at year-end                       935       935        575      570       570
                         Refinery runs - crude oil refined                           888       894        525      511       503
                                       - other charge and blend stocks               139       127         99       96        94
                         In-use crude oil capacity utilization rate                   95%       96%        92%      90%       88%
                        ----------------------------------------------------------------------------------------------------------
                        SOURCE OF CRUDE PROCESSED (thousands of barrels per day)
                         United States                                               349       317        202      229       254
                         Europe                                                        7        15         10       12         6
                         Middle East and Africa                                      363       394        241      193       183
                         Other International                                         169       168         72       79        58
                                                                                 -------------------------------------------------
                              Total                                                  888       894        525      513       501
                        ----------------------------------------------------------------------------------------------------------
                        REFINED PRODUCT YIELDS (thousands of barrels per day)
                         Gasoline                                                    566       545        353      345       339
                         Distillates                                                 261       270        154      155       146
                         Propane                                                      22        21         13       13        12
                         Feedstocks and special products                              66        64         36       35        38
                         Heavy fuel oil                                               43        49         35       30        31
                         Asphalt                                                      69        68         39       36        36
                                                                                 -------------------------------------------------
                              Total                                                1,027     1,017        630      614       602
                        ----------------------------------------------------------------------------------------------------------
                        REFINED PRODUCTS YIELDS (% breakdown)
                         Gasoline                                                     55%       54%        56%      56%       57%
                         Distillates                                                  25        27         24       25        24
                         Other products                                               20        19         20       19        19
                                                                                 -------------------------------------------------
                              Total                                                  100%      100%       100%     100%      100%
                        ----------------------------------------------------------------------------------------------------------
                        U.S. REFINED PRODUCT SALES (thousands of barrels per day)
                         Gasoline                                                    714       671        452      468       445
                         Distillates                                                 331       318        198      192       180
                         Propane                                                      23        21         12       12        12
                         Feedstocks and special products                              66        67         40       37        44
                         Heavy fuel oil                                               43        49         34       31        31
                         Asphalt                                                      74        72         39       35        35
                                                                                 -------------------------------------------------
                              Total                                                1,251     1,198        775      775       747
                         Matching buy/sell volumes included in above                  45        39         51       71        47
                        ----------------------------------------------------------------------------------------------------------
                        REFINED PRODUCTS SALES BY CLASS OF TRADE (as a % of
                         total sales) Wholesale - independent private-brand
                                         marketers and consumers                      66%       65%        61%      62%       61%
                         Marathon and Ashland brand jobbers and dealers               11        11         13       13        13
                         Speedway SuperAmerica retail outlets                         23        24         26       25        26
                                                                                 -------------------------------------------------
                              Total                                                  100%      100%       100%     100%      100%
                        ----------------------------------------------------------------------------------------------------------
                        REFINED PRODUCTS (dollars per barrel)
                         Average sales price                                      $24.59    $20.65 (b) $26.38   $27.43    $23.80
                         Average cost of crude oil throughput                      18.66     13.02      19.00    21.94     18.09
                        ----------------------------------------------------------------------------------------------------------
                        PETROLEUM INVENTORIES AT YEAR-END (thousands of barrels)
                         Crude oil, raw materials and natural gas liquids         34,255    35,630     19,351   20,047    22,224
                         Refined products                                         32,853    32,334     20,598   21,283    22,102
                        ----------------------------------------------------------------------------------------------------------
                        U.S. REFINED PRODUCT MARKETING OUTLETS AT YEAR-END
                         MAP operated terminals                                       93        88         51       51        51
                         Retail - Marathon and Ashland brand outlets               3,482     3,117      2,465    2,392     2,380
                                - Speedway SuperAmerica outlets                    2,433     2,257      1,544    1,592     1,627
                        ----------------------------------------------------------------------------------------------------------
                        PIPELINES (miles of common carrier pipelines)(c)
                         Crude Oil  - gathering lines                                557     2,827      1,003    1,052     1,115
                                    - trunklines                                   4,720     4,859      2,665    2,665     2,666
                         Products   - trunklines                                   2,856     2,861      2,310    2,310     2,311
                                                                                 -------------------------------------------------
                              Total                                                8,133    10,547      5,978    6,027     6,092
                        ----------------------------------------------------------------------------------------------------------
                        PIPELINE BARRELS HANDLED (millions)(d)
                         Crude Oil  - gathering lines                               30.4      47.8       43.9     43.2      43.8
                                    - trunklines                                   545.7     571.9      369.6    378.7     371.3
                         Products   - trunklines                                   331.9     329.7      262.4    274.8     252.3
                                                                                 -------------------------------------------------
                              Total                                                908.0     949.4      675.9    696.7     667.4
                        ----------------------------------------------------------------------------------------------------------
                        RIVER OPERATIONS
                         Barges     - owned/leased                                   169       169          -        -         -
                         Boats      - owned/leased                                     8         8          -        -         -
                        ----------------------------------------------------------------------------------------------------------

                        (a) 1999 and 1998 statistics include 100% of MAP and
                            should be considered when compared to prior periods.
                        (b) Reclassified to conform to 1999 classifications.
                        (c) Pipelines for downstream operations also include
                            non-common carrier, leased and equity affiliates.
                        (d) Pipeline barrels handled on owned common carrier
                            pipelines, excluding equity affiliates.

                        FIVE-YEAR FINANCIAL SUMMARY

                        (DOLLARS IN MILLIONS, EXCEPT AS NOTED)       1999(a)     1998(a)       1997         1996         1995
                        ----------------------------------------------------------------------------------------------------------
                        REVENUES
                         Sales by product:
                           Refined products                       $ 10,873     $ 8,750       $ 7,012      $  7,132     $  6,127
                           Merchandise                               2,088       1,873         1,045         1,000          941
                           Liquid hydrocarbons                       2,159       1,818           941         1,111          881
                           Natural gas                               1,381       1,144         1,331         1,194          950
                           Transportation and other products           199         271           167           180          197
                         Gain on ownership change in MAP                17         245             -             -            -
                         Other(b)                                       98         104            86            97           42
                                                                  ----------------------------------------------------------------
                         Subtotal                                   16,815      14,205        10,582        10,714        9,138
                         Matching buy/sell transactions(c)           3,539       3,948         2,436         2,912        2,067
                         Excise taxes(c)                             3,973       3,824         2,828         2,663        2,588
                                                                  ----------------------------------------------------------------
                              Total revenues                      $ 24,327     $21,977 (d)   $15,846 (d)  $ 16,289 (d) $ 13,793 (d)
                        ----------------------------------------------------------------------------------------------------------
                        INCOME FROM OPERATIONS
                         Exploration and production (E&P)
                           Domestic                               $    494     $   190       $   500      $    547     $    306
                           International                               124          88           273           353          178
                                                                  ----------------------------------------------------------------
                            Income for E&P reportable segment          618         278           773           900          484
                         Refining, marketing and transportation        611         896           563           249          259
                         Other energy related businesses                61          33            48            57           60
                                                                  ----------------------------------------------------------------
                            Income for reportable segments           1,290       1,207         1,384         1,206          803
                         Items not allocated to reportable segments:
                           Administrative expenses                    (108)       (106)         (168)         (133)         (85)
                           Inventory market valuation adjustments      551        (267)         (284)          209           70
                           Gain on ownership change & transition
                            charges - MAP                               17         223             -             -            -
                           E&P domestic & int'l. impairments &
                            gas contract settlement                    (16)       (119)            -             -            -
                           Impairment of long-lived assets               -           -             -             -         (659)
                           Other items                                 (21)          -             -            14           18
                                                                  ----------------------------------------------------------------
                              Income from operations                 1,713         938           932         1,296          147
                         Minority interest in income of MAP            447         249             -             -            -
                         Net interest and other financial costs        288         237           260           305          337
                         Provision (credit) for income taxes           324         142           216           320         (107)
                                                                  ----------------------------------------------------------------
                        INCOME (LOSS) BEFORE EXTRAORDINARY LOSS   $    654     $   310       $   456      $    671     $    (83)
                         Per common share  - basic (in dollars)       2.11        1.06          1.59          2.33         (.31)
                                           - diluted (in dollars)     2.11        1.05          1.58          2.31         (.31)
                        ----------------------------------------------------------------------------------------------------------
                        NET INCOME (LOSS)                         $    654     $   310       $   456      $    664     $    (88)
                         Per common share  - basic (in dollars)       2.11        1.06          1.59          2.31         (.33)
                                           - diluted (in dollars)     2.11        1.05          1.58          2.29         (.33)
                        ----------------------------------------------------------------------------------------------------------
                        BALANCE SHEET POSITION AT YEAR-END
                         Current assets                           $  4,102     $ 2,976       $ 2,018      $  2,046     $  1,888
                         Net property, plant and equipment          10,293      10,429         7,566         7,298        7,521
                         Total assets                               15,705      14,544        10,565        10,151       10,109
                         Short-term debt                                48         191           525           323          384
                         Other current liabilities                   3,101       2,419         1,737         1,819        1,641
                         Long-term debt                              3,320       3,456         2,476         2,642        3,367
                         Minority interest in MAP                    1,753       1,590             -             -            -
                         Common stockholders' equity                 4,800       4,312         3,618         3,340        2,872
                           Per share (in dollars)                    15.38       13.95         12.53         11.62         9.99
                        ----------------------------------------------------------------------------------------------------------
                        CASH FLOW DATA
                         Net cash from operating activities       $  2,016     $ 1,642 (d)   $ 1,246      $  1,503     $  1,044
                         Capital expenditures                        1,378       1,270         1,038           751          642
                         Disposal of assets                            356          65            60           282           77
                         Dividends paid                                257         246           219           201          199
                        ----------------------------------------------------------------------------------------------------------
                        EMPLOYEE DATA(e)
                         Marathon Group:
                           Total employment costs                 $  1,421     $ 1,054       $   854      $    790     $    781
                           Average number of employees              33,086      24,344        20,695        20,461       21,015
                           Number of pensioners at year-end          3,402       3,378         3,099         3,203        3,378
                         Speedway SuperAmerica LLC (SSA):
                          (Included in Marathon Group totals)
                           Total employment costs                 $    452     $   283       $   263      $    241     $    229
                           Average number of employees              22,801      12,831        12,816        12,474       12,087
                           Number of pensioners at year-end            209         212           215           207          206
                        ----------------------------------------------------------------------------------------------------------
                        STOCKHOLDER DATA AT YEAR-END
                         Number of common shares
                          outstanding (in millions)                  311.8       308.5         288.8         287.5        287.4
                         Registered shareholders (in thousands)       71.4        77.3          84.0          92.1        101.2
                         Market price of common stock             $ 24.688    $ 30.125       $33.750      $ 23.875     $ 19.500
                        ----------------------------------------------------------------------------------------------------------

                        (a) 1999 and 1998 statistics, other than employee data,
                            include 100% of MAP, which should be considered when making comparisons to prior periods.
                        (b) Includes dividend and affiliate income, net gains on
                            disposal of assets and other income.
                        (c) These items are included in both revenues and costs
                            and expenses, resulting in no effect on income.
                        (d) Reclassified to conform to 1999 classifications.
                        (e) Employee Data for 1998 includes Ashland employees
                            from the date of their payroll transfer to MAP, which occurred at various times throughout 1998. These employees were contracted to MAP in 1998, prior to their payroll transfer. As of December 31, 1999, active employees for the Marathon Group were 32,103, which included 28,217 MAP employees. Of the MAP total, 21,939 were employees of SSA.

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

                            The Marathon Group's 1999 financial performance was
                        primarily affected by the strong recovery in worldwide liquid hydrocarbon prices. During 1999, Marathon focused on the acquisition of assets with a strong strategic fit, the disposal of non-core properties and workforce reductions through a voluntary early retirement program. Marathon also achieved a significant milestone when oil production commenced from the Piltun-Astokhskoye field offshore Sakhalin Island in the Russian Far East region on July 5, 1999.

                            Certain sections of Management's Discussion and
                        Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in USX's 1999 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME AND OPERATIONS

                        REVENUES for each of the last three years are summarized in the following table:

                        (DOLLARS IN MILLIONS)                                                 1999          1998           1997
                       -----------------------------------------------------------------------------------------------------------
                        Exploration & production ("E&P")                                  $   3,479     $    2,270     $   2,314
                        Refining, marketing & transportation ("RM&T")(a)                     20,322         19,254        13,722
                        Other energy related businesses(b)                                      834            355           424
                                                                                           ---------      ---------     ---------
                           Revenues of reportable segments                                   24,635         21,879        16,460
                        Revenues not allocated to segments:
                         Gain on ownership change in MAP                                         17            245             -
                         Other(c)                                                               (36)            24             -
                        Elimination of intersegment revenues                                   (289)          (171)         (619)
                        Administrative revenues                                                   -              -             5
                                                                                           ---------      ---------     ---------
                           Total Group revenues                                           $  24,327     $   21,977     $  15,846
                                                                                           =========      =========     =========

                        Items included in both revenues and costs and expenses, resulting in no effect on income:

                        Consumer excise taxes on petroleum products and merchandise       $   3,973     $    3,824     $   2,828
                        Matching crude oil and refined product
                         buy/sell transactions settled in cash:
                           E&P                                                            $     732     $      340     $     114
                           RM&T                                                               2,807          3,608         2,322
                                                                                           ---------      ---------     ---------
                              Total buy/sell transactions                                 $   3,539     $    3,948     $   2,436
                       -----------------------------------------------------------------------------------------------------------

                        (a) Amounts in 1999 and 1998 include 100 percent of MAP.
                        (b) Includes domestic natural gas and crude oil
                            marketing and transportation, and power generation.
                        (c) Represents in 1999 net losses on certain asset
                            sales.

                            E&P segment revenues increased by $1,209 million in
                        1999 from 1998 following a decrease of $44 million in 1998 from 1997. The increase in 1999 was primarily due to higher worldwide liquid hydrocarbon prices, increased domestic liquid hydrocarbon production and higher E&P crude oil buy/sell volumes. The decrease in 1998 was primarily due to lower worldwide liquid hydrocarbon prices and lower domestic natural gas prices, partially offset by higher liquid hydrocarbon sales volumes.

                            RM&T segment revenues increased by $1,068 million in
                        1999 from 1998, mainly due to higher refined product prices, increased volumes of refined product sales and higher merchandise sales, partially offset by reduced crude oil sales revenues following the sale of Scurlock Permian LLC. Beginning in 1998, RM&T segment revenues include 100 percent of MAP revenues and are not comparable to prior periods.

                            Other energy related businesses segment revenues
                        increased by $479 million in 1999 from 1998 following a decrease of $69 million in 1998 from 1997. The increase in 1999 was primarily due to increased crude oil and natural gas purchase and resale activity. The decrease in 1998 was primarily due to lower prices associated with natural gas resale activity.

                            For additional discussion of revenues, see Note 10
                        to the Marathon Group Financial Statements.

                            INCOME FROM OPERATIONS for each of the last three
                        years is summarized in the following table:

                        (DOLLARS IN MILLIONS)                                                 1999          1998           1997
                       -----------------------------------------------------------------------------------------------------------
                        E&P
                         Domestic                                                         $     494     $      190     $     500
                         International                                                          124             88           273
                                                                                           ---------      ---------     ---------
                           Income of E&P reportable segment                                     618            278           773
                        RM&T(a)                                                                 611            896           563
                        Other energy related businesses                                          61             33            48
                                                                                           ---------      ---------     ---------
                              Income for reportable segments                                  1,290          1,207         1,384
                        Items not allocated to reportable segments
                           Administrative expenses(b)                                          (108)          (106)         (168)
                           IMV reserve adjustment(c)                                            551           (267)         (284)
                           Gain on ownership change & transition charges - MAP(d)                17            223             _
                           E&P domestic and international impairments
                              and gas contract settlement(e)                                    (16)          (119)            _
                           Loss on disposal of assets(f)                                        (36)             _             _
                           Pension settlement gain & benefit accruals(g)                         15              _             _
                                                                                           ---------      ---------     ---------
                              Total income from operations                                $   1,713     $      938     $     932
                       -----------------------------------------------------------------------------------------------------------

                       (a) Amounts in 1999 and 1998 include 100 percent of MAP.
                       (b) Includes the portion of the Marathon Group's
                           administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
                       (c) The inventory market valuation ("IMV") reserve
                           reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of the IMV, see Note 20 to the Marathon Group Financial Statements.
                       (d) The gain on ownership change and one-time transition
                           charges in 1998 relate to the formation of MAP. For additional discussion of the gain on ownership change in MAP, see Note 5 to the Marathon Group Financial Statements.
                       (e) Represents in 1999 an impairment of certain domestic
                           properties. Represents in 1998 a write-off of certain non-revenue producing international investments and several exploratory wells which had encountered hydrocarbons, but had been suspended pending further evaluation. It also includes in 1998 a gain from the resolution of a contract dispute with a purchaser of Marathon's natural gas production from certain domestic properties.
                       (f) This represents a loss on the sale of Scurlock
                           Permian LLC, certain domestic production properties, Carnegie Natural Gas Company and affiliated subsidiaries and certain Egyptian properties.
                       (g) Represents a fourth quarter pension settlement gain
                           and various benefit accruals resulting from favorable net gains on retirement plan settlements and the voluntary early retirement program.

                            Income for reportable segments increased by $83
                        million in 1999 from 1998, mainly due to higher worldwide liquid hydrocarbon prices, partially offset by lower refined product margins. Beginning in 1998, income from operations includes 100 percent of MAP, and Marathon Canada Limited (formerly known as Tarragon) results of operations commencing August 12, 1998. On an unaudited pro forma basis, assuming the acquisitions of Ashland's RM&T net assets and Tarragon's operations had occurred on January 1, 1997, income for reportable segments for 1997 would have been $1,728 million. Income for reportable segments decreased by $521 million in 1998 from pro forma 1997, mainly due to lower worldwide liquid hydrocarbon prices, lower domestic natural gas prices and lower refining crack spreads, partially offset by higher liquid hydrocarbon production.

                                                           AVERAGE VOLUMES AND SELLING PRICES

                                                                                              1999          1998           1997
                       -----------------------------------------------------------------------------------------------------------

                        (THOUSANDS OF BARRELS PER DAY)
                        Net liquids production(a)    - U.S.                                     145            135           115
                                                     - International(b)                          62             61            49
                                                                                           ---------      ---------     ---------
                                                     - Total Consolidated                       207            196           164
                                                     - Equity affiliates(c)                       1              _             _
                                                                                           ---------      ---------     ---------
                                                     - Worldwide                                208            196           164
                        (MILLIONS OF CUBIC FEET PER DAY)
                        Net natural gas production   - U.S.                                     755            744           722
                                                     - International - equity                   489            441           423
                                                     - International - other(d)                  16             23            32
                                                                                           ---------      ---------     ---------
                                                     - Total Consolidated                     1,260          1,208         1,177
                                                     - Equity affiliate(e)                       36             33            42
                                                                                           ---------      ---------     ---------
                                                     - Worldwide                              1,296          1,241         1,219
                       -----------------------------------------------------------------------------------------------------------
                        (DOLLARS PER BARREL)
                        Liquid hydrocarbons(a)(f)    - U.S.                               $   15.44     $    10.42     $   16.88
                                                     - International                          16.90          12.24         18.77
                        (DOLLARS PER MCF)
                        Natural gas(f)               - U.S.                               $    1.90     $     1.79     $    2.20
                                                     - International - equity                  1.90           1.94          2.00
                       -----------------------------------------------------------------------------------------------------------
                        (THOUSANDS OF BARRELS PER DAY)
                        Refined products sold(g)                                              1,251          1,198           775
                           Matching buy/sell volumes included in above                           45             39            51
                       -----------------------------------------------------------------------------------------------------------

                        (a) Includes crude oil, condensate and natural gas
                            liquids.
                        (b) Represents equity tanker liftings, truck deliveries
                            and direct deliveries.
                        (c) Represents  Marathon's  equity  interest in
                            Sakhalin  Energy  Investment  Company  Ltd.
                            ("Sakhalin Energy") and CLAM Petroleum B.V.
                            ("CLAM").
                        (d) Represents gas acquired for injection and
                            subsequent resale.
                        (e) Represents Marathon's equity interest in CLAM.
                        (f) Prices exclude gains/losses from hedging
                            activities, equity affiliates and purchase/resale gas.
                        (g) In 1999 and 1998, refined products sold and
                            matching buy/sell volumes include 100 percent of MAP and are not comparable to prior periods.

                            DOMESTIC E&P income increased by $304 million in
                        1999 from 1998 following a decrease of $310 million in 1998 from 1997. The increase in 1999 was primarily due to higher liquid hydrocarbon and natural gas prices, increased liquid hydrocarbon volumes resulting from new production in the Gulf of Mexico and lower exploration expense.

                            The decrease in 1998 was primarily due to lower
                        liquid hydrocarbon and natural gas prices, partially offset by increased liquid hydrocarbon production and natural gas volumes. The 17 percent, or 20,000 barrels per day ("bpd"), increase in liquid hydrocarbon production was mainly attributable to new production in the Gulf of Mexico, while the increase in natural gas volumes was mainly attributable to properties in east Texas.

                            INTERNATIONAL E&P income increased by $36 million in
                        1999 from 1998 following a decrease of $185 million in 1998 from 1997. The increase in 1999 was primarily due to higher liquid hydrocarbon prices, partially offset by lower liquid hydrocarbon and natural gas production in Europe and higher exploration expense.

                            The decrease in 1998 was primarily due to lower
                        liquid hydrocarbon and natural gas prices and higher exploration and operating expenses. These items were partially offset by increased liquid hydrocarbon production and natural gas volumes. The 24 percent, or 12,000 bpd, increase in liquid hydrocarbon production was mainly attributable to the acquired production in Canada and new production in Gabon. The increase in natural gas volumes was mainly attributable to acquired production in Canada.

                            RM&T segment income decreased by $285 million in
                        1999 from 1998, primarily due to lower refined product margins, partially offset by recognized mark-to-market derivative gains, increased refined product sales volumes, higher merchandise sales at Speedway SuperAmerica LLC and the realization of additional operating efficiencies as a result of forming MAP.

                            Beginning in 1998, RM&T segment income includes 100
                        percent of MAP. On an unaudited pro forma basis, assuming the acquisition of Ashland's RM&T net assets had occurred on January 1, 1997, income for the reportable segments of the combined downstream operations of Marathon and Ashland for 1997 would have been $869 million. On this basis, 1998 RM&T segment income of $896 million was slightly higher than pro forma 1997 RM&T segment income. During 1998, the effects of lower refining crack spreads were offset by strong performances from MAP's asphalt and retail operations, realization of operating efficiencies as a result of combining Marathon and Ashland's downstream operations and lower energy costs.

                            OTHER ENERGY RELATED BUSINESSES segment income
                        increased by $28 million in 1999 from 1998 following a decrease of $15 million in 1998 from 1997. The increase in 1999 was primarily due to higher equity earnings as a result of increased pipeline throughput and a reversal of abandonment accruals of $10 million in 1999. The decrease in 1998 was primarily due to a gain on the sale of an equity interest in a domestic pipeline company included in 1997 segment income.

                            ITEM NOT ALLOCATED TO REPORTABLE SEGMENTS: IMV
                        RESERVE ADJUSTMENT - When U. S. Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

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

                            In 1999, the IMV reserve adjustment resulted in a
                        credit to income from operations of $551 million compared to a charge of $267 million in 1998, or a change of $818 million. The favorable 1999 IMV reserve adjustment, which is almost entirely recorded by MAP, was primarily due to the significant increase in refined product prices experienced during 1999. For additional discussion of the IMV reserve, see Note 20 to the Marathon Group Financial Statements.

                            NET INTEREST AND OTHER FINANCIAL COSTS increased by
                        $51 million in 1999 from 1998, following a decrease of $23 million in 1998 from 1997. The increase in 1999 was primarily due to lower interest income and lower capitalized interest on upstream projects. The decrease in 1998 was primarily due to increased interest income and higher capitalized interest on upstream projects, partially offset by higher interest and other financial costs resulting from the debt incurred for the Tarragon acquisition. For additional details, see Note 8 to the Marathon Group Financial Statements.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                            The MINORITY INTEREST IN INCOME OF MAP, which
                        represents Ashland's 38 percent ownership interest, increased by $198 million in 1999 from 1998, primarily due to the favorable effects of the IMV reserve adjustment as discussed above, partially offset by lower RM&T segment income, also discussed above.

                            The PROVISION FOR ESTIMATED INCOME TAXES of $324
                        million in 1999 included a $23 million favorable adjustment to deferred federal income taxes related to the outcome of a United States Tax Court case. The 1998 income tax provision included $24 million of favorable income tax accrual adjustments relating to foreign operations. For additional discussion of income taxes, see Note 18 to the Marathon Group Financial Statements.

                            NET INCOME increased by $344 million in 1999 from
                        1998, following a decrease of $146 million in 1998 from 1997, primarily reflecting the factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CASH FLOWS AND LIQUIDITY

                            CURRENT ASSETS increased $1,126 million from
                        year-end 1998, primarily due to an increase in receivables and inventories. The accounts receivable and inventory increases were mainly due to higher year-end commodity prices.

                            CURRENT LIABILITIES increased $539 million from
                        year-end 1998, primarily due to an increase in accounts payable due to higher year-end commodity prices and the recording of an inter-group income tax payable, partially offset by a decrease in notes payable and distribution payable to the minority shareholder of MAP.

                            NET PROPERTY, PLANT AND EQUIPMENT decreased $136
                        million from year-end 1998, primarily due to the sale of certain domestic and international production properties, the sale of Scurlock Permian LLC, reclassifications to assets held for disposal, and the sale of Carnegie Natural Gas Company and affiliated subsidiaries. This was partially offset by 1999 capital expenditures including the acquisition of certain Ultramar Diamond Shamrock ("UDS") assets in Michigan. Net property, plant and equipment for each of the last three years is summarized in the following table:

                        (DOLLARS IN MILLIONS)                                                 1999          1998           1997
                       -----------------------------------------------------------------------------------------------------------
                        E&P
                         Domestic                                                         $   3,435     $    3,688     $   3,469
                         International                                                        2,987          3,027         2,156
                                                                                           ---------      ---------     ---------
                           Total E&P                                                          6,422          6,715         5,625
                        RM&T(a)                                                               3,712          3,517         1,755
                        Other(b)                                                                159            197           186
                                                                                           ---------      ---------     ---------
                              Total                                                       $  10,293     $   10,429     $   7,566
                       -----------------------------------------------------------------------------------------------------------

                        (a) Amounts for 1999 and 1998 include 100 percent of
                            MAP.
                        (b) Includes other energy related businesses and other
                            miscellaneous corporate net property, plant and equipment.

                            TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December
                        31, 1999 were $3,368 million, a decrease of $279 million from year-end 1998. This decrease is mainly due to a decrease in the debt attributed to the Marathon Group because of higher cash flow provided from operating activities, and a decrease in notes payable. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                            NET CASH PROVIDED FROM OPERATING ACTIVITIES totaled
                        $2,016 million in 1999, compared with $1,642 million in 1998 and $1,246 million in 1997. Operating cash flow in 1997 included the impact of terminating Marathon's participation in an accounts receivable sales program, resulting in a cash outflow of $340 million. Excluding the effect of this item, net cash from operating activities increased by $374 million in 1999 from 1998 and increased by $56 million in 1998 from 1997. The increase in 1999 mainly reflected favorable working capital changes. The increase in 1998 mainly reflected improved net income (excluding the IMV reserve adjustment and other noncash items), partially offset by unfavorable working capital changes.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                            CAPITAL EXPENDITURES for each of the last three
                       years are summarized in the following table:

                        (DOLLARS IN MILLIONS)                                                 1999          1998           1997
                       -----------------------------------------------------------------------------------------------------------
                        E&P
                         Domestic                                                         $     356     $      652     $     647
                         International(a)                                                       388            187           163
                                                                                           ---------      ---------     ---------
                              Total E&P                                                         744            839           810
                        RM&T(b)                                                                 612            410           205
                        Other(c)                                                                 22             21            23
                                                                                           ---------      ---------     ---------
                              Total                                                       $   1,378     $    1,270     $   1,038
                       -----------------------------------------------------------------------------------------------------------

                        (a) Amount for 1998 excludes the Tarragon acquisition.
                        (b) Amounts for 1999 and 1998 include 100 percent of
                            MAP.
                        (c) Includes other energy related businesses and other
                            miscellaneous corporate capital expenditures.

                            During 1999, domestic E&P capital spending mainly
                        included the completion of Green Canyon Blocks 112 and 113 ("Angus") and additional development at South Pass 89 in the Gulf of Mexico and natural gas developments in East Texas and other gas basins throughout the western United States. International E&P projects included the completion of the Tchatamba South development, located offshore Gabon, and oil and natural gas developments in Canada. RM&T spending by MAP primarily consisted of the acquisition of certain UDS assets in Michigan, upgrades and expansions of retail marketing outlets, refinery modifications and expansion and enhancement of logistic systems.

                            Capital expenditures in 2000 are expected to be
                        approximately $1.4 billion, which is consistent with 1999 levels. Domestic E&P projects planned for 2000 include completion of the Petronius development in the Gulf of Mexico, various producing property acquisitions and continued natural gas developments in East Texas and other gas basins throughout the western United States. International E&P projects include the Tchatamba West development, located offshore Gabon, and continued oil and natural gas developments in Canada. RM&T spending by MAP will primarily consist of upgrades and expansions of retail marketing outlets, refinery improvements, including the delayed coker unit project at the Garyville refinery and expansion and enhancement of logistic systems.

                            INVESTMENTS IN AFFILIATES were $59 million in 1999,
                        compared with $42 million in 1998. The 1999 amount mainly reflected development spending for the Sakhalin II project in Russia. The 1998 amount mainly reflected MAP's acquisition of an interest in Southcap Pipe Line Company for $22 million and continued investment in pipeline and power projects.

                            LOANS AND ADVANCES TO AFFILIATES were $70 million in
                        1999, compared with $103 million in 1998. Cash outflows in both periods primarily reflected funding provided to equity affiliates for capital projects, primarily the Sakhalin II project.

                            REPAYMENTS OF LOANS AND ADVANCES TO AFFILIATES were
                        $1 million in 1999, compared with $71 million in 1998. The 1998 amount primarily was a result of repayments by Sakhalin Energy of advances made by Marathon in conjunction with the Sakhalin II project.

                            In 2000, net investments in affiliates are expected
                        to be approximately $52 million, primarily reflecting continued development spending for the Sakhalin II project.

                            Contract commitments for property, plant and
                        equipment acquisitions and long-term investments at year-end 1999 were $485 million, compared with $624 million at year-end 1998.

                            The above statements with respect to future capital
                        expenditures and investments are forward-looking statements, reflecting management's best estimates, based on information currently available. To the extent this information proves to be inaccurate, the timing and levels of future spending could differ materially from those included in the forward-looking statements. Factors that could cause future capital expenditures and investments to differ materially from present expectations include price volatility, worldwide supply and demand for petroleum products, general worldwide economic conditions, levels of cash flow from operations, available business opportunities, unforeseen hazards such as weather conditions, and/or by delays in obtaining government or partner approvals.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                            The ACQUISITION OF TARRAGON OIL AND GAS LIMITED in
                        1998 included cash payments of $686 million. For further discussion of Tarragon, see Note 5 to the Marathon Group Financial Statements.

                            CASH FROM DISPOSAL OF ASSETS was $356 million in
                        1999, compared with $65 million in 1998 and $60 million in 1997. Proceeds in 1999 were mainly from the sales of Scurlock Permian LLC, over 150 non-strategic domestic and international production properties and Carnegie Natural Gas Company and affiliated subsidiaries. Proceeds in 1998 were mainly from the sales of domestic production properties and equipment. Proceeds in 1997 were mainly from the sales of interests in various domestic upstream properties, certain investments and an interest in a domestic pipeline company.

                            The net change in RESTRICTED CASH was a net
                        withdrawal of $1 million in 1999 compared to a net deposit of $21 million in 1998. The 1998 amount represents cash deposited from the sales of domestic production properties and equipment, partially offset by cash withdrawn for the purchase of offshore production leases.

                            FINANCIAL OBLIGATIONS, which consist of the Marathon
                        Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, decreased by $299 million in 1999. Financial obligations decreased primarily because cash from operating activities and asset sales exceeded capital expenditures, distributions to the minority shareholder of MAP and dividend payments. For further details, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

                            DISTRIBUTIONS TO MINORITY SHAREHOLDER OF MAP were
                        $400 million in 1999, compared with $211 million in 1998. The increase was primarily due to a distribution of $103 million in the first quarter 1999, which related to fourth quarter 1998 MAP activity.

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

                            Marathon Group environmental expenditures for each
                        of the last three years were(a):

                        (DOLLARS IN MILLIONS)                                                  1999(b)     1998(b)       1997
                       -----------------------------------------------------------------------------------------------------------
                        Capital                                                               $    46     $    83(c)   $    67(c)
                        Compliance
                         Operating & maintenance                                                  117         126           84
                         Remediation(d)                                                            25          10           19
                                                                                               -------     -------      -------
                           Total                                                              $   188     $   219      $   170
                       -----------------------------------------------------------------------------------------------------------

                        (a) Amounts are determined based on American Petroleum
                            Institute survey guidelines.
                        (b) Amounts for 1999 and 1998 include 100% of MAP.
                        (c) Reclassified to conform to 1999 classifications.
                        (d) These amounts include spending charged against such
                            reserves, net of recoveries, where permissible, but do not include noncash provisions recorded for environmental remediation.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                            The Marathon Group's environmental capital
                        expenditures accounted for three percent of total capital expenditures in 1999, seven percent in 1998 (excluding the acquisition of Tarragon) and six percent in 1997.

                            During 1997 through 1999, compliance expenditures
                        represented one percent of the Marathon Group's total operating costs. Remediation spending during this period was primarily related to retail marketing outlets which incur ongoing clean-up costs for soil and groundwater contamination associated with underground storage tanks and piping.

                            USX has been notified that it is a potentially
                        responsible party ("PRP") at 15 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1999. In addition, there are 8 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

                            There are also 110 additional sites, excluding
                        retail marketing outlets, related to the Marathon Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation.

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

                            New or expanded environmental requirements, which
                        could increase the Marathon Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the Marathon Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2000. The Marathon Group's environmental capital expenditures are expected to be approximately $80 million in 2000. Predictions beyond 2000 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies, among other matters. Based upon currently identified projects, the Marathon Group anticipates that environmental capital expenditures will be approximately $55 million in 2001; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                            In October 1998, the National Enforcement
                        Investigations Center and Region V of the United States Environmental Protection Agency ("EPA") conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, it is not known when complete findings on the

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                        results of the inspections will be issued. Thus far, MAP has been served with two Notices of Violation and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. The Robinson notice alleges noncompliance with a general conduct provision as a result of acid-gas flaring since 1994. The Robinson refinery is alleged to have routine acid gas flaring arising from a failure to properly operate and maintain the sulfur recovery plant and amine units. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

                            During 1999 an EPA advisory panel on oxygenate use
                        in gasoline issued recommendations to the EPA, calling for the improved protection of drinking water from methyl tertiary butyl ether ("MTBE") impacts, a substantial reduction in the use of MTBE, and action by Congress to remove the oxygenate requirements for reformulated gasoline under the Clean Air Act. The panel reviewed public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically by the discovery of MTBE in water supplies. State and federal environmental regulatory agencies could implement the majority of the recommendations, while some would require Congressional legislative action. California has acted to ban MTBE use by December 31, 2002 and has requested a waiver from the EPA of California state oxygenate requirements. Other states are also assessing whether to continue the use of MTBE in gasoline.

                            Marathon has a non-material investment in MTBE units
                        at its Robinson, Catlettsburg and Detroit refineries. Approximately eight percent of Marathon's refinery gasoline production includes MTBE. Potential phase-outs or restrictions on the use of MTBE would not be expected to have a material impact on Marathon and its operations, although it is not possible to reach any conclusions until federal or further state actions, if any, are taken.

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

                            In 2000, worldwide liquid hydrocarbon production,
                        including Marathon's share of equity affiliates, is expected to increase from 1999, to average approximately 210,000 bpd. Most of the increase is anticipated in the second half of the year. This primarily reflects projected new production from the start-up of Petronius in the Gulf of Mexico in the third quarter of 2000 and one full ice-free season of production from the Piltun-Astokhskoye ("P-A") field in Russia, partially offset by natural production declines of mature fields. In 2001, worldwide liquid hydrocarbon production is expected to increase further to approximately 230,000 bpd. In 2000 and 2001, worldwide natural gas volumes, including Marathon's share of equity affiliates, are expected to average approximately 1.3 billion cubic feet per day ("bcfd") and 1.4 bcfd, respectively. These projections are based on known discoveries and do not assume any new discoveries, acquisitions or dispositions.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                            Progress continues on the Petronius development in
                        the deepwater Gulf of Mexico. In 1999, efforts focused on rebuilding the lost platform deck module, which was dropped during installation in 1998. Third party insurance has covered substantially all rebuilding costs associated with this incident. The platform module is scheduled to be completed in the first quarter of 2000 and offshore installation should occur in the second quarter of 2000 with first production expected in the third quarter of 2000.

                            In September 1999, production commenced from the
                        Angus field, a three-well subsea development in the Gulf of Mexico. In January 2000, Marathon sold its 33.34 percent interest in the Angus development and will report a pre-tax gain of approximately $85 million in the first quarter of 2000. Marathon's worldwide liquid hydrocarbon production forecasts discussed previously exclude estimated 2000 and 2001 production from the Angus field.

                            On January 21, 2000, the Poseidon pipeline, a subsea
                        pipeline that transports Marathon's production from Ewing Bank 873, was damaged by a ship's anchor and had to be shut-in. The pipeline was inoperable for approximately three weeks for repairs and resulted in no production from Ewing Bank during this period. Marathon does not expect this incident to have a material impact on the current year's operations.

                            Marathon has increased its presence in the Gulf of
                        Mexico through extensive acquisition and analysis of 3-D seismic. Plans are to drill eight deepwater exploratory wells in 2000. To support this increased drilling activity, Marathon has contracted two new deepwater rigs, capable of drilling in water depths beyond 6,500 feet.

                            Marathon holds a 37.5 percent interest in Sakhalin
                        Energy Investment Company Ltd. ("Sakhalin Energy"), an incorporated joint venture company responsible for the overall management of the Sakhalin II project. This project includes development of the P-A oil field and the Lunskoye gas-condensate field, which are located 8-12 miles offshore Sakhalin Island in the Russian Far East Region. The Russian State Reserves Committee has approved estimated combined reserves for the P-A and Lunskoye fields of 1 billion gross barrels of liquid hydrocarbons and 14 trillion cubic feet of natural gas.

                            In July 1999, oil production commenced from the P-A
                        field and the first lifting occurred on September 20, 1999. In late September, production was shut-in following a failure of the mooring system and resumed only for brief periods during October and November before operations ceased for the winter in early December. A re-designed mooring system is expected to be installed in the second quarter of 2000 and production is expected to resume in June 2000, the beginning of the ice-free season. In 2000, gross production is expected to average 36,000 gross bpd (on an annualized basis). Marathon's equity share of reserves from primary production in the Astokh Feature is 80 million barrels of oil.

                            Further development of the P-A field continues,
                        including plans to drill two appraisal and eight development wells in 2000 and to commence waterflood activity for the Astokh Feature. With respect to the Lunskoye field, appraisal work and efforts to secure long term gas sales markets continue. Commencement of gas production from the Lunskoye field, which will be contingent upon the conclusion of a gas sales contract, is anticipated to occur in 2006 or later.

                            At December 31, 1999, Marathon's net investment in
                        the Sakhalin II project was approximately $400 million.

                            Other major upstream projects, which are currently
                        underway or under evaluation and are expected to improve future income streams, include the Mississippi Canyon Block 348 in the Gulf of Mexico, the Tchatamba West field, located offshore Gabon, and various North American natural gas fields.

                            In 2000, Marathon launched an initiative that
                        targets $150 million in annual, repeatable pre-tax operating efficiencies by year-end 2001. This initiative focuses on gaining measurable, hard-dollar improvements in revenues or expenses. Besides a goal to constrain production costs, this initiative includes strategic management of Marathon's portfolio of properties, allocation of personnel and resources to assets and activities with the greatest opportunity for return and growth, and the adoption of enterprise-wide tools (computerization and other new technology) to elevate workforce productivity.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                            The above discussion includes forward-looking
                        statements with respect to worldwide liquid hydrocarbon production (including Russia for 2000) and natural gas volumes for 2000 and 2001, commencement of projects and dates of initial production, Gulf of Mexico and Russia drilling programs, and the amount and timing of operating efficiencies. These statements are based on a number of assumptions, including (among others) prices, amount of capital available for exploration and development, worldwide supply and demand for petroleum products, regulatory constraints, reserve estimates, production decline rates of mature fields, timing of commencing production from new wells, timing and results of future development drilling, drilling rig availability, reserve replacement rates, other geological, operating and economic considerations, and the ability to identify sufficient initiatives in order to generate efficiencies. In addition, development of new production properties in countries outside the United States may require protracted negotiations with host governments and is frequently subject to political considerations, such as tax regulations, which could adversely affect the timing and economics of projects. To the extent these assumptions prove inaccurate and/or negotiations and other considerations are not satisfactorily resolved, actual results could be materially different than present expectations.

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

                            MAP's subsidiary, Ohio River Pipe Line LLC ("ORPL"),
                        plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. Construction is currently expected to begin in late 2000. However, the construction schedule is largely dependent on obtaining the necessary rights-of-way, of which over 86 percent have been obtained to date, and final regulatory approvals.

                            MAP is constructing a delayed coker unit at its
                        Garyville, LA refinery. This unit will allow for the use of heavier, lower cost crude and eliminate the production of heavy fuel oil. To supply this new unit, MAP reached an agreement with P.M.I. Comercio Internacional, S.A. de C.V., (PMI), an affiliate of Petroleos Mexicanos, (PEMEX), to purchase approximately 90,000 bpd of heavy Maya crude oil. This is a multi-year contract, which will begin upon completion of the delayed coker unit which is scheduled in the fourth quarter of 2001. In addition, a project to increase crude throughput and light product output is being undertaken at MAP's Robinson, IL refinery and is also expected to be completed in the fourth quarter of 2001.

                            The above statements with respect to pipeline and
                        refinery improvement projects are forward looking statements. Some factors that could potentially cause actual results to differ materially from present expectations include (among others) the price of petroleum products, levels of cash flow from operations, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, obtaining the necessary rights-of-way and regulatory approval constraints.

                        YEAR 2000

                            The Marathon Group encountered only minor problems
                        during the rollover to the Year 2000, none of which impacted operations. Most problems were quickly corrected, while the remaining problems were addressed by utilizing contingency plans to prevent any business disruptions.

                            Essentially all business processes and systems have
                        been successfully operated since the rollover to the Year 2000. However, the possibility for Year 2000 problems still exists. Therefore, the Marathon Group plans to continue monitoring its business processes and systems to ensure dates and date-related information continue to be processed correctly.

                            Total costs associated with Year 2000 readiness
                        were $36 million, including $18 million of incremental costs.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                        ACCOUNTING STANDARDS

                            In June 1998, the Financial Accounting Standards
                        Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This new standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle.

                            Under the new Standard, USX may elect not to
                        designate certain derivative instruments as hedges even if the strategy qualifies for hedge accounting treatment. This approach would eliminate the administrative effort needed to measure effectiveness and monitor such instruments; however, this approach also may result in additional volatility in current period earnings.

                            USX cannot reasonably estimate the effect of
                        adoption on either the financial position or results of operations. It is not possible to estimate what effect this Statement will have on future results of operations, although greater period-to-period volatility is likely. USX plans to adopt the Standard effective January 1, 2001.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



              MANAGEMENT OPINION CONCERNING DERIVATIVE INSTRUMENTS

                  USX uses commodity-based and foreign currency derivative
              instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, nonferrous metals and electricity. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While USX's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

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

                  The Marathon Group's market risk strategy has generally
              been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, the Marathon Group uses fixed-price contracts and derivative commodity instruments to manage a relatively small portion of its commodity price risk. The Marathon Group uses fixed-price contracts for portions of its natural gas production to manage exposure to fluctuations in natural gas prices. In addition, the Marathon Group uses derivative commodity instruments such as exchange-traded futures contracts and options, and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk related to the purchase, production or sale of crude oil, natural gas, refined products and electricity. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. However, certain derivative commodity instruments have the effect of restoring the equity portion of fixed-price sales of natural gas to variable market-based pricing. These instruments are used as part of the Marathon Group's overall risk management programs.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

                  Sensitivity analyses of the incremental effects on pretax
              income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments for the Marathon Group as of December 31, 1999 and December 31, 1998, are provided in the following table(a):

              (DOLLARS IN MILLIONS)
             -----------------------------------------------------------------------------------------------------------
                                                                                      INCREMENTAL DECREASE IN
                                                                                     PRETAX INCOME ASSUMING A
                                                                                        HYPOTHETICAL PRICE
                                                                                           CHANGE OF(a)
                                                                                  1999                      1998
              Derivative Commodity Instruments                               10%          25%          10%          25%
             -----------------------------------------------------------------------------------------------------------
              Marathon Group(b)(c):
               Crude oil (price increase)(d)
                 Trading                                               $     1.3    $     7.7    $      -     $      -
                 Other than trading                                         16.5         54.0          2.6         12.8
               Natural gas (price decrease)(d)
                 Trading                                                      -            -            -            -
                 Other than trading                                          4.7         16.8          9.4         24.0
               Refined products (price increase)(d)
                 Trading                                                      -            -            -            -
                 Other than trading                                          8.4         23.8          1.9          6.5
             -----------------------------------------------------------------------------------------------------------

             (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 1999 and December 31, 1998. Marathon Group management evaluates their portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to December 31, 1999, would cause future pretax income effects to differ from those presented in the table.

             (b) The number of net open contracts varied throughout 1999, from a low of 107 contracts at July 14, to a high of 34,199 contracts at April 16, and averaged 14,462 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.

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

                  While derivative commodity instruments are generally used
              to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. In total, Marathon's exploration and production operations recorded net pretax other than trading activity gains of $3 million in 1999, losses of $3 million in 1998 and losses of $3 million in 1997.

                  Marathon's refining, marketing and transportation
              operations generally use derivative commodity instruments to lock-in costs of certain raw material purchases, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Marathon's refining, marketing and transportation recorded net pretax other than trading activity gains, net of the 38% minority interest in MAP, of approximately $8 million in 1999, $28 million in 1998, and $29 million in 1997. Beginning in 1999, Marathon's refining, marketing and transportation operations used derivative instruments for trading activities and recorded net pretax trading activity gains, net of the 38% minority interest in MAP, of $5 million. For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 24 to the Marathon Group Financial Statements.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

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

              INTEREST RATE RISK

                  USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1999 and 1998 interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

              (DOLLARS IN MILLIONS)
             -----------------------------------------------------------------------------------------------------------
              As of December 31,                                    1999                               1998
                                                                         Incremental                       Incremental
                                                                         Increase in                       Increase in
              Non-Derivative                       Carrying      Fair        Fair        Carrying    Fair     Fair
              Financial Instruments(a)             Value(b)    Value(b)    Value(c)      Value(b)  Value(b) Value(c)
             -----------------------------------------------------------------------------------------------------------
              Financial assets:
               Investments and
                 long-term receivables(d)           $     109   $    166   $      -    $     101   $     157  $      -
             -----------------------------------------------------------------------------------------------------------
              Financial liabilities:
               Long-term debt(e)(f)                 $   3,353   $  3,443   $     144   $   3,515   $   3,797  $     142
               Preferred stock of subsidiary(g)           184        176          16         184         183         15
                                                    ---------  ---------   ---------   ---------   ---------  ---------
                    Total liabilities               $   3,537   $  3,619   $     160   $   3,699   $   3,980  $     157
             -----------------------------------------------------------------------------------------------------------

             (a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

             (b) See Note 25 to the Marathon Group Financial Statements.

             (c) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1999 and December 31, 1998 on the fair value of non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1999 and December 31, 1998.

             (d) For additional information, see Note 19 to the Marathon
                 Group Financial Statements.

             (e) Includes amounts due within one year.

             (f) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 12 to the Marathon Group Financial Statements.

             (g) See Note 23 to the USX Consolidated Financial Statements.

                  At December 31, 1999, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $144 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

              FOREIGN CURRENCY EXCHANGE RATE RISK

                  USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 1999, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $52 million compared to $36 million at December 31, 1998. A 10% increase in the December 31, 1999, Canadian dollar to U.S. dollar forward rate would result in a charge to income of approximately $5 million. Last year, a 10% increase in the December 31, 1998 Canadian dollar to U. S. dollar forward rate would have resulted in a charge to income of $3 million. The entire amount of these contracts is attributed to the Marathon Group.

              EQUITY PRICE RISK

                  At December 31, 1999, the Marathon Group had no material
              exposure to equity price risk.

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

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



              MANAGEMENT OPINION CONCERNING DERIVATIVE INSTRUMENTS

                  USX uses commodity-based and foreign currency derivative
              instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, nonferrous metals and electricity. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While USX's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

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

                  The Marathon Group's market risk strategy has generally
              been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. However, the Marathon Group uses fixed-price contracts and derivative commodity instruments to manage a relatively small portion of its commodity price risk. The Marathon Group uses fixed-price contracts for portions of its natural gas production to manage exposure to fluctuations in natural gas prices. In addition, the Marathon Group uses derivative commodity instruments such as exchange-traded futures contracts and options, and over-the-counter ("OTC") commodity swaps and options to manage exposure to market risk related to the purchase, production or sale of crude oil, natural gas, refined products and electricity. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. However, certain derivative commodity instruments have the effect of restoring the equity portion of fixed-price sales of natural gas to variable market-based pricing. These instruments are used as part of the Marathon Group's overall risk management programs.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

                  Sensitivity analyses of the incremental effects on pretax
              income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments for the Marathon Group as of December 31, 1999 and December 31, 1998, are provided in the following table(a):

              (DOLLARS IN MILLIONS)
             -----------------------------------------------------------------------------------------------------------
                                                                                      INCREMENTAL DECREASE IN
                                                                                     PRETAX INCOME ASSUMING A
                                                                                        HYPOTHETICAL PRICE
                                                                                           CHANGE OF(a)
                                                                                  1999                      1998
              Derivative Commodity Instruments                               10%          25%          10%          25%
             -----------------------------------------------------------------------------------------------------------
              Marathon Group(b)(c):
               Crude oil (price increase)(d)
                 Trading                                               $     1.3    $     7.7    $      -     $      -
                 Other than trading                                         16.5         54.0          2.6         12.8
               Natural gas (price decrease)(d)
                 Trading                                                      -            -            -            -
                 Other than trading                                          4.7         16.8          9.4         24.0
               Refined products (price increase)(d)
                 Trading                                                      -            -            -            -
                 Other than trading                                          8.4         23.8          1.9          6.5
             -----------------------------------------------------------------------------------------------------------

             (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at December 31, 1999 and December 31, 1998. Marathon Group management evaluates their portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to December 31, 1999, would cause future pretax income effects to differ from those presented in the table.

             (b) The number of net open contracts varied throughout 1999, from a low of 107 contracts at July 14, to a high of 34,199 contracts at April 16, and averaged 14,462 for the year. The derivative commodity instruments used and hedging positions taken also varied throughout 1999, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.

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

                  While derivative commodity instruments are generally used
              to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. In total, Marathon's exploration and production operations recorded net pretax other than trading activity gains of $3 million in 1999, losses of $3 million in 1998 and losses of $3 million in 1997.

                  Marathon's refining, marketing and transportation
              operations generally use derivative commodity instruments to lock-in costs of certain raw material purchases, to protect carrying values of inventories and to protect margins on fixed-price sales of refined products. Marathon's refining, marketing and transportation recorded net pretax other than trading activity gains, net of the 38% minority interest in MAP, of approximately $8 million in 1999, $28 million in 1998, and $29 million in 1997. Beginning in 1999, Marathon's refining, marketing and transportation operations used derivative instruments for trading activities and recorded net pretax trading activity gains, net of the 38% minority interest in MAP, of $5 million. For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see Note 24 to the Marathon Group Financial Statements.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

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

              INTEREST RATE RISK

                  USX is subject to the effects of interest rate fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1999 and 1998 interest rates on the fair value of the Marathon Group's specifically attributed non-derivative financial instruments and the Marathon Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

              (DOLLARS IN MILLIONS)
             -----------------------------------------------------------------------------------------------------------
              As of December 31,                                    1999                               1998
                                                                         Incremental                       Incremental
                                                                         Increase in                       Increase in
              Non-Derivative                       Carrying      Fair        Fair        Carrying    Fair     Fair
              Financial Instruments(a)             Value(b)    Value(b)    Value(c)      Value(b)  Value(b) Value(c)
             -----------------------------------------------------------------------------------------------------------
              Financial assets:
               Investments and
                 long-term receivables(d)           $     109   $    166   $      -    $     101   $     157  $      -
             -----------------------------------------------------------------------------------------------------------
              Financial liabilities:
               Long-term debt(e)(f)                 $   3,353   $  3,443   $     144   $   3,515   $   3,797  $     142
               Preferred stock of subsidiary(g)           184        176          16         184         183         15
                                                    ---------  ---------   ---------   ---------   ---------  ---------
                    Total liabilities               $   3,537   $  3,619   $     160   $   3,699   $   3,980  $     157
             -----------------------------------------------------------------------------------------------------------

             (a) Fair values of cash and cash equivalents, receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

             (b) See Note 25 to the Marathon Group Financial Statements.

             (c) Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1999 and December 31, 1998 on the fair value of non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1999 and December 31, 1998.

             (d) For additional information, see Note 19 to the Marathon
                 Group Financial Statements.

             (e) Includes amounts due within one year.

             (f) Fair value was based on market prices where available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 12 to the Marathon Group Financial Statements.

             (g) See Note 23 to the USX Consolidated Financial Statements.

                  At December 31, 1999, USX's portfolio of long-term debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $144 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

              FOREIGN CURRENCY EXCHANGE RATE RISK

                  USX is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. USX has not generally used derivative instruments to manage this risk. However, USX has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. At December 31, 1999, USX had open Canadian dollar forward purchase contracts with a total carrying value of approximately $52 million compared to $36 million at December 31, 1998. A 10% increase in the December 31, 1999, Canadian dollar to U.S. dollar forward rate would result in a charge to income of approximately $5 million. Last year, a 10% increase in the December 31, 1998 Canadian dollar to U. S. dollar forward rate would have resulted in a charge to income of $3 million. The entire amount of these contracts is attributed to the Marathon Group.

              EQUITY PRICE RISK

                  At December 31, 1999, the Marathon Group had no material
              exposure to equity price risk.

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

                                                                                                               PAGE
                                                                                                               -----
              Management's Report............................................................................   S-1

              Audited Financial Statements:
               Report of Independent Accountants.............................................................   S-1
               Statement of Operations.......................................................................   S-2
               Balance Sheet.................................................................................   S-3
               Statement of Cash Flows.......................................................................   S-4
               Notes to Financial Statements.................................................................   S-5

              Selected Quarterly Financial Data..............................................................   S-21

              Principal Unconsolidated Affiliates............................................................   S-22

              Supplementary Information......................................................................   S-22

              Five-Year Operating Summary ...................................................................   S-23

              Five-Year Financial Summary....................................................................   S-24

              Management's Discussion and Analysis...........................................................   S-25

              Quantitative and Qualitative Disclosures About Market Risk.....................................   S-38

MANAGEMENT'S REPORT

The accompanying financial statements of the U. S. Steel Group are the responsibility of and have been prepared by USX Corporation (USX) in conformity with accounting principles generally accepted in the United States. They necessarily include some amounts that are based on best judgments and estimates. The U. S. Steel Group financial information displayed in other sections of this report is consistent with these financial statements.
     USX seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.
     USX has a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance, and the internal auditors independently measure its effectiveness and recommend possible improvements thereto. In addition, as part of their audit of the financial statements, USX's independent accountants, who are elected by the stockholders, review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.
     The Board of Directors pursues its oversight role in the area of financial reporting and internal accounting control through its Audit Committee. This Committee, composed solely of nonmanagement directors, regularly meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge by each of its responsibilities relative to internal accounting controls and the consolidated and group financial statements.



Thomas J. Usher                             Robert M. Hernandez                      Kenneth L. Matheny
CHAIRMAN, BOARD OF DIRECTORS                VICE CHAIRMAN                            VICE PRESIDENT
& CHIEF EXECUTIVE OFFICER                   & CHIEF FINANCIAL OFFICER                & COMPTROLLER


REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of USX Corporation:

In our opinion, the accompanying financial statements appearing on pages S-2 through S-20 present fairly, in all material respects, the financial position of the U. S. Steel Group at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of USX's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
     The U. S. Steel Group is a business unit of USX Corporation (as described in Note 1, page S-5); accordingly, the financial statements of the
U. S. Steel Group should be read in connection with the consolidated financial statements of USX Corporation.



PricewaterhouseCoopers LLP
600 GRANT STREET, PITTSBURGH, PENNSYLVANIA 15219-2794
FEBRUARY 8, 2000

STATEMENT OF OPERATIONS


(DOLLARS IN MILLIONS)                                                    1999         1998         1997
----------------------------------------------------------------------------------------------------------
REVENUES:
 Sales                                                               $   5,380    $   6,184    $   6,814
 Income (loss) from affiliates                                             (89)          46           69
 Net gains on disposal of assets                                            21           54           57
 Other income (loss)                                                         2           (1)           1
                                                                      ---------    ---------    ---------
      Total revenues                                                     5,314        6,283        6,941
                                                                      ---------    ---------    ---------
COSTS AND EXPENSES:
 Cost of sales (excludes items shown below)                              4,928        5,410        5,762
 Selling, general and administrative expenses (credits) (NOTE 11)         (283)        (201)        (137)
 Depreciation, depletion and amortization                                  304          283          303
 Taxes other than income taxes                                             215          212          240
                                                                      ---------    ---------    ---------
      Total costs and expenses                                           5,164        5,704        6,168
                                                                      ---------    ---------    ---------
INCOME FROM OPERATIONS                                                     150          579          773
Net interest and other financial costs (NOTE 6)                             74           42           87
                                                                      ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSSES                         76          537          686
Provision for estimated income taxes (NOTE 14)                              25          173          234
                                                                      ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY LOSSES                                          51          364          452
Extraordinary losses (NOTE 5)                                                7          -            -
                                                                      ---------    ---------    ---------
NET INCOME                                                                  44          364          452
Noncash credit from exchange of preferred stock (NOTE 18)                  -            -             10
Dividends on preferred stock                                                (9)          (9)         (13)
                                                                      ---------    ---------    ---------
NET INCOME APPLICABLE TO STEEL STOCK                                  $     35      $   355      $   449
----------------------------------------------------------------------------------------------------------

INCOME PER COMMON SHARE APPLICABLE TO STEEL STOCK

                                                                         1999         1998         1997
----------------------------------------------------------------------------------------------------------
BASIC:
 Income before extraordinary losses                                   $    .48     $   4.05     $   5.24
 Extraordinary losses                                                      .08          -            -
                                                                      ---------    ---------    ---------
 Net income                                                           $    .40     $   4.05     $   5.24
DILUTED:
 Income before extraordinary losses                                   $    .48     $   3.92     $   4.88
 Extraordinary losses                                                      .08          -            -
                                                                      ---------    ---------    ---------
 Net income                                                           $    .40     $   3.92     $   4.88
----------------------------------------------------------------------------------------------------------

See Note 21, for a description and computation of income per common share. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

BALANCE SHEET


(DOLLARS IN MILLIONS)                                         December 31           1999           1998
----------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                                                         $     22     $      9
 Receivables, less allowance for doubtful accounts
   of $10 and $9                                                                        838          392
 Income taxes receivable (NOTE 12)                                                       97          -
 Inventories (NOTE 13)                                                                  743          698
 Deferred income tax benefits (NOTE 14)                                                 281          176
                                                                                   ---------    ---------
      Total current assets                                                            1,981        1,275

Investments and long-term receivables,
 less reserves of $3 and $10 (NOTES 12 AND 15)                                          572          743
Property, plant and equipment - net (NOTE 17)                                         2,516        2,500
Prepaid pensions (NOTE 11)                                                            2,404        2,172
Other noncurrent assets                                                                  52           59
                                                                                   ---------    ---------
      Total assets                                                                 $  7,525     $  6,749
----------------------------------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
 Notes payable                                                                     $   -        $     13
 Accounts payable                                                                       739          501
 Payroll and benefits payable                                                           322          330
 Accrued taxes                                                                          177          150
 Accrued interest                                                                        15           10
 Long-term debt due within one year (NOTE 10)                                            13           12
                                                                                   ---------    ---------
      Total current liabilities                                                       1,266        1,016

Long-term debt (NOTE 10)                                                                902          464
Deferred income taxes (NOTE 14)                                                         348          129
Employee benefits (NOTE 11)                                                           2,245        2,315
Deferred credits and other liabilities                                                  459          484
Preferred stock of subsidiary (NOTE 9)                                                   66           66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior subordinated
 convertible debentures of USX (NOTE 18)                                                183          182

STOCKHOLDERS' EQUITY (NOTE 19)

Preferred stock                                                                           3            3
Common stockholders' equity                                                           2,053        2,090
                                                                                   ---------    ---------
      Total stockholders' equity                                                      2,056        2,093
                                                                                   ---------    ---------
      Total liabilities and stockholders' equity                                   $  7,525     $  6,749
----------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF CASH FLOWS


(DOLLARS IN MILLIONS)                                                    1999         1998         1997
----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
OPERATING ACTIVITIES:
Net income                                                           $      44    $     364    $     452
Adjustments to reconcile to net cash provided
 from (used in) operating activities:
   Extraordinary losses                                                      7         -            -
   Depreciation, depletion and amortization                                304          283          303
   Pensions and other postretirement benefits                             (256)        (215)        (349)
   Deferred income taxes                                                   107          158          193
   Net gains on disposal of assets                                         (21)         (54)         (57)
   Changes in:   Current receivables   - sold                             (320)         (30)           -
                                       - operating turnover               (242)         232          (24)
                 Inventories                                               (14)           7          (57)
                 Current accounts payable and accrued expenses             239         (285)          61
   All other - net                                                          72          (80)         (46)
                                                                      ---------    ---------    ---------
      Net cash provided from (used in) operating activities                (80)         380          476
                                                                      ---------    ---------    ---------

INVESTING ACTIVITIES:
Capital expenditures                                                      (287)        (310)        (261)
Disposal of assets                                                          10           21          420
Restricted cash - withdrawals                                               15           35         -
                - deposits                                                 (17)         (35)        -
Affiliates- investments                                                    (15)         (73)         (26)
          - loans and advances                                            -              (1)        -
          - repayments of loans and advances                              -            -               2
All other - net                                                           -              14           (1)
                                                                      ---------    ---------    ---------
      Net cash provided from (used in) investing activities               (294)        (349)         134
                                                                      ---------    ---------    ---------
FINANCING ACTIVITIES (NOTE 9):
Increase (decrease) in U. S. Steel Group's portion of
 USX consolidated debt                                                     147           13         (561)
Specifically attributed debt:
   Borrowings                                                              350         -            -
   Repayments                                                              (11)          (4)          (6)
Steel Stock issued                                                        -              55           48
Preferred stock repurchased                                                 (2)          (8)        -
Dividends paid                                                             (97)         (96)         (96)
                                                                      ---------    ---------    ---------
      Net cash provided from (used in) financing activities                387          (40)        (615)
                                                                      ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        13           (9)          (5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               9           18           23
                                                                      ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $     22     $      9     $     18
----------------------------------------------------------------------------------------------------------

See Note 8, for supplemental cash flow information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

                        After the redemption of the USX - Delhi Group stock on January 26, 1998, USX Corporation (USX) has two classes of common stock: USX - U. S. Steel Group Common Stock (Steel Stock) and USX - Marathon Group Common Stock (Marathon Stock), which are intended to reflect the performance of the U. S. Steel Group and the Marathon Group, respectively.
                             The financial statements of the U. S. Steel Group
                        include the financial position, results of operations and cash flows for all businesses of USX other than the businesses, assets and liabilities included in the Marathon Group, and a portion of the corporate assets and liabilities and related transactions which are not separately identified with ongoing operating units of USX. The U. S. Steel Group financial statements are prepared using the amounts included in the USX consolidated financial statements. For a description of the U. S. Steel Group's operating segment, see Note 7.
                             Although the financial statements of the U. S.
                        Steel Group and the Marathon Group separately report the
                        assets, liabilities (including contingent liabilities) and stockholders' equity of USX attributed to each such Group, such attribution of assets, liabilities (including contingent liabilities) and stockholders' equity between the U. S. Steel Group and the Marathon Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of Steel Stock and Marathon Stock are holders of common stock of USX, and continue to be subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts arising from one Group that affect the overall cost of USX's capital could affect the results of operations and financial condition of the other Group. In addition, net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Accordingly, the USX consolidated financial information should be read in connection with the U. S. Steel Group financial information.

--------------------------------------------------------------------------------
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

                        PRINCIPLES APPLIED IN CONSOLIDATION - These financial statements include the accounts of the U. S. Steel Group. The U. S. Steel Group and the Marathon Group financial statements, taken together, comprise all of the accounts included in the USX consolidated financial statements.
                             Investments in entities over which the U. S. Steel
                        Group has significant influence are accounted for using the equity method of accounting and are carried at the
                        U. S. Steel Group's share of net assets plus loans and advances.
                             Investments in companies whose stock is publicly
                        traded are carried at market value. The difference between the cost of these investments and market value is recorded in other comprehensive income (net of tax). Investments in companies whose stock has no readily determinable fair value are carried at cost.

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

                        REVENUE RECOGNITION - Revenues principally include sales, dividend and affiliate income, gains or losses on the disposal of assets and gains or losses from changes in ownership interests.
                             Sales are recognized when products are shipped or
                        services are provided to customers. Income from affiliates includes the U. S. Steel Group's proportionate share of income from equity method investments.
                             When long-lived assets depreciated on an individual
                        basis are sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are recognized when long-lived assets are reclassified as assets held for sale. Proceeds from disposal of long-lived assets depreciated on a group basis are credited to accumulated depreciation, depletion and amortization with no immediate effect on income.
                             Gains or losses from a change in ownership of an
                        unconsolidated affiliate are recognized in revenues in the period of change.

                        CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with maturities generally of three months or less.

                        INVENTORIES - Inventories are carried at lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                        DERIVATIVE INSTRUMENTS - The U. S. Steel Group uses commodity-based derivative instruments to manage its exposure to price risk. Management is authorized to use futures, forwards, swaps and options related to the purchase of natural gas, refined products and nonferrous metals used in steel operations. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, as a component of sales or cost of sales, in the same period as the underlying physical transaction. To qualify for hedge accounting, derivative positions cannot remain open if the underlying physical market risk has been removed. Recorded deferred gains or losses are reflected within other current and noncurrent assets or accounts payable and deferred credits and other liabilities, as appropriate.

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

                        RECLASSIFICATIONS - Certain reclassifications of prior years' data have been made to conform to 1999 classifications.

--------------------------------------------------------------------------------
3. NEW ACCOUNTING STANDARDS

                        Effective January 1, 1997, USX adopted American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides additional interpretation of existing accounting standards related to recognition, measurement and disclosure of environmental remediation liabilities. As a result of adopting SOP 96-1, the U. S. Steel Group identified additional environmental remediation liabilities of $35 million, of which $28 million was discounted to a present value of $13 million and $7 million was not discounted. Assumptions used in the calculation of the present value amount included an inflation factor of 2% and an interest rate of 7% over a range of 22 to 30 years. The net unfavorable effect of adoption on the
                        U. S. Steel Group's income from operations at January 1, 1997, was $20 million.
                             In June 1998, the Financial Accounting Standards
                        Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This new Standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle.
                             Under the new Standard, USX may elect not to
                        designate certain derivative instruments as hedges even
                        if the strategy qualifies for hedge accounting treatment. This approach would eliminate the administrative effort needed to measure effectiveness and monitor such instruments; however, this approach also may result in additional volatility in current period earnings.
                             USX cannot reasonably estimate the effect of
                        adoption on either the financial position or results of operations. It is not possible to estimate what effect this Statement will have on future results of operations, although greater period-to-period volatility is likely. USX plans to adopt the Standard effective January 1, 2001.

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

                        CORPORATE GENERAL AND ADMINISTRATIVE COSTS - Corporate general and administrative costs are allocated to the
                        U. S. Steel Group, the Marathon Group and, prior to November 1, 1997, the Delhi Group based upon utilization or other methods management believes to be reasonable and which consider certain measures of business activities, such as employment, investments and sales. The costs allocated to the U. S. Steel Group were $17 million in 1999, $24 million in 1998 and $33 million in 1997, and primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.

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

--------------------------------------------------------------------------------
5. EXTRAORDINARY LOSSES

                        In 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals, Inc. (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6 3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity. All shares were required for satisfaction of the indexed debt; therefore, none reverted back to USX.
                             As a result of the above transaction, USX recorded
                        in 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in net gains on disposal of assets.
                             In December 1996, USX had issued $117 million of
                        notes indexed to the common share price of RTI. At maturity, USX would have been required to exchange the notes for shares of RTI common stock, or redeem the notes for the equivalent amount of cash. Since USX's investment in RTI was attributed to the U. S. Steel Group, the indexed debt was also attributed to the U. S. Steel Group. USX had a 26% investment in RTI and accounted for its investment using the equity method of accounting.
                             Republic Technologies International, LLC, an equity
                        method affiliate of USX, recorded in 1999 an extraordinary loss related to the early extinguishment of debt. As a result, the U. S. Steel Group recorded an extraordinary loss of $2 million, net of a $1 million income tax benefit, representing its share of the extraordinary loss.


--------------------------------------------------------------------------------
6. NET INTEREST AND OTHER FINANCIAL COSTS


                        (IN MILLIONS)                                                              1999        1998        1997
                       -----------------------------------------------------------------------------------------------------------
                        INTEREST AND OTHER FINANCIAL INCOME(a) -
                         Interest income                                                          $     1     $     5    $     4
                                                                                                  --------    --------   --------
                        INTEREST AND OTHER FINANCIAL COSTS(a):
                         Interest incurred                                                             45          40         57
                         Less interest capitalized                                                      6           6          7
                                                                                                  --------    --------   --------
                           Net interest                                                                39          34         50
                         Interest on tax issues                                                        15          16         13
                         Financial costs on trust preferred securities                                 13          13         10
                         Financial costs on preferred stock of subsidiary                               5           5          5
                         Amortization of discounts                                                      1           2          2
                         Expenses on sales of accounts receivable                                      15          21         21
                         Adjustment to settlement value of indexed debt                               (13)        (44)       (10)
                                                                                                  --------    --------   --------
                              Total                                                                    75          47         91
                                                                                                  --------    --------   --------
                        NET INTEREST AND OTHER FINANCIAL COSTS(a)                                 $    74     $    42    $    87
                       -----------------------------------------------------------------------------------------------------------

                        (a) See Note 4, for discussion of USX net interest and other financial costs attributable to the U. S. Steel Group.

--------------------------------------------------------------------------------
7. SEGMENT INFORMATION
                        The U. S. Steel Group consists of one operating segment,
                        U. S. Steel. U. S. Steel is engaged in the production and sale of steel mill products, coke and taconite pellets. U. S. Steel also engages in the following related business activities: the management of mineral resources, domestic coal mining, engineering and consulting services, and real estate development and management.
                             Segment income represents income from operations
                        allocable to U. S. Steel and does not include net interest and other financial costs and provisions for estimated income taxes. Additionally, the following items are not allocated to the operating segment:
                                 - Pension credits associated with pension plan assets and liabilities allocated to pre-1987 retirees and former businesses
                                 - Certain costs related to former U. S. Steel Group business activities
                                 - USX corporate general and administrative costs. These costs primarily consist of employment costs including pension effects, professional services, facilities and other related costs associated with corporate activities.
                                 -  Certain other items not allocated to
                                    operating segments for business performance reporting purposes (see reconcilement schedule below)

                             The following table represents the operations of
                        U. S. Steel:


                        (IN MILLIONS)                                                   1999             1998              1997
                       -----------------------------------------------------------------------------------------------------------
                        Revenues:
                         Customer                                                    $  5,363          $  6,180         $  6,812
                         Intergroup(a)                                                     17                 2                2
                         Equity in earnings (losses) of unconsolidated affiliates         (43)               46               69
                         Other                                                             46                55               58
                                                                                     ---------         ---------        ---------
                            Total revenues                                           $  5,383          $  6,283         $  6,941
                                                                                     =========         =========        =========
                        Segment income (loss)                                        $   (128)         $    330         $    618
                        Significant noncash items included in segment income:
                         Depreciation, depletion and amortization                         304               283              303
                         Pension expenses(b)                                              219               187              169
                        Capital expenditures(c)                                           286               305              256
                        Affiliates - investments(c)                                        15                71               26
                       -----------------------------------------------------------------------------------------------------------
                       (a) Intergroup sales and transfers were conducted under
                           terms comparable to those with unrelated parties.
                       (b) Differences between segment total and group total
                           represent unallocated pension credits and amounts
                           included in administrative expenses.
                       (c) Differences between segment total and group total
                           represent amounts related to corporate administrative
                           activities.

                            The following schedule reconciles segment revenues
                       and income to amounts reported in the U. S. Steel
                       Group's financial statements:

                       (IN MILLIONS)                                                    1999             1998              1997
                       -----------------------------------------------------------------------------------------------------------
                        REVENUES:
                         Revenues of reportable segment                              $  5,383          $  6,283         $  6,941
                         Items not allocated to segment:
                           Impairment and other costs related to an
                            investment in an equity affiliate                             (47)              -                -
                           Loss on investment in RTI stock used
                            to satisfy indexed debt obligations                           (22)              -                -
                                                                                     ---------         ---------        ---------
                              Total Group revenues                                   $  5,314          $  6,283         $  6,941
                                                                                     =========         =========        =========
                        INCOME:
                         Income (loss) for reportable segment                        $   (128)         $    330         $    618
                         Items not allocated to segment:
                           Impairment and other costs related to an
                            investment in an equity affiliate                             (47)              -                -
                           Loss on investment in RTI stock used
                            to satisfy indexed debt obligations                           (22)              -                -
                           Administrative expenses                                        (17)              (24)             (33)
                           Pension credits                                                447               373              313
                           Costs related to former businesses activities                  (83)             (100)            (125)
                                                                                     ---------         ---------        ---------
                              Total Group income from operations                     $    150          $    579         $    773
                       -----------------------------------------------------------------------------------------------------------

GEOGRAPHIC AREA:
     The information below summarizes the operations in different geographic areas.


                                                                                   Revenues
                                                             --------------------------------------------------
                                                               Within               Between
                                                             Geographic           Geographic
(IN MILLIONS)                                Year               Areas                Areas               Total          Assets(a)
---------------------------------------------------------------------------------------------------------------------------------
United States                                1999             $   5,296           $      -           $    5,296        $   2,889
                                             1998                 6,266                  -                6,266            3,043
                                             1997                 6,926                  -                6,926            3,023

Foreign Countries                            1999                    18                  -                   18               63
                                             1998                    17                  -                   17               69
                                             1997                    15                  -                   15                1

      Total                                  1999             $   5,314           $      -           $    5,314        $   2,952
                                             1998                 6,283                  -                6,283            3,112
                                             1997                 6,941                  -                6,941            3,024
---------------------------------------------------------------------------------------------------------------------------------

(a) Includes property, plant and equipment and investments in affiliates.

SALES BY PRODUCT:


(IN MILLIONS)                                                                         1999               1998              1997
---------------------------------------------------------------------------------------------------------------------------------
Sheet and semi-finished steel products                                            $    3,345         $    3,501        $   3,820
Tubular, plate and tin mill products                                                   1,118              1,513            1,754
Raw materials (coal, coke and iron ore)                                                  505                679              724
Other(a)                                                                                 414                490              517
---------------------------------------------------------------------------------------------------------------------------------

(a) Includes revenue from the sale of steel production by-products, engineering and consulting services, real estate development and resource management.

--------------------------------------------------------------------------------
8. SUPPLEMENTAL CASH FLOW INFORMATION


                        (IN MILLIONS)                                                          1999          1998        1997
                       -----------------------------------------------------------------------------------------------------------
                        CASH USED IN OPERATING ACTIVITIES INCLUDED:
                         Interest and other financial costs paid
                           (net of amount capitalized)                                        $    (77)    $    (76)    $    (99)
                         Income taxes (paid) refunded, including
                           settlements with other groups                                             3          (29)         (48)
                       -----------------------------------------------------------------------------------------------------------
                        USX DEBT ATTRIBUTED TO ALL GROUPS - NET:
                         Commercial paper:
                           Issued                                                             $  6,282     $   -        $   -
                           Repayments                                                           (6,117)        -            -
                         Credit agreements:
                           Borrowings                                                            5,529       17,486       10,454
                           Repayments                                                           (5,980)     (16,817)     (10,449)
                         Other credit arrangements - net                                           (95)          55           36
                         Other debt:
                           Borrowings                                                              319          671           10
                           Repayments                                                              (87)      (1,053)        (741)
                                                                                              ---------    ---------    ---------
                              Total                                                           $   (149)    $    342     $   (690)
                       -----------------------------------------------------------------------------------------------------------
                         U. S. Steel Group activity                                           $    147     $     13     $   (561)
                         Marathon Group activity                                                  (296)         329           97
                         Delhi Group activity                                                     -            -            (226)
                                                                                              ---------    ---------    ---------
                              Total                                                           $   (149)    $    342     $   (690)
                       -----------------------------------------------------------------------------------------------------------
                        NONCASH INVESTING AND FINANCING ACTIVITIES:
                         Steel Stock issued for dividend reinvestment and
                           employee stock plans                                               $      2     $      2     $      5
                         Trust preferred securities exchanged for preferred stock                 -            -             182
                         Disposal of assets:
                           Deposit of RTI common shares in satisfaction of indexed debt             56         -            -
                           Interest in USS/Kobe contributed to Republic                             40         -            -
                           Other disposals of assets - notes or common stock received                1            2         -
                         Business combinations:
                           Liabilities assumed                                                      26         -            -
                           Affiliate liabilities consolidated in step acquisition                   26         -            -
                       -----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
9. FINANCIAL ACTIVITIES ATTRIBUTED TO GROUPS

                        The following is the portion of USX financial activities attributed to the U. S. Steel Group. These amounts exclude amounts specifically attributed to the U. S. Steel Group.


                                                                                        U. S. Steel Group     Consolidated USX(a)
                                                                                       -------------------     ------------------
                        (IN MILLIONS)                             December 31           1999       1998        1999        1998
                       -----------------------------------------------------------------------------------------------------------
                        Cash and cash equivalents                                     $     1     $  -        $     9    $     4
                        Other noncurrent assets                                             1           1           8          8
                                                                                      --------    --------    --------   --------
                           Total assets                                               $     2     $     1     $    17    $    12
                       -----------------------------------------------------------------------------------------------------------
                        Notes payable                                                 $   -       $    13     $   -      $   145
                        Accrued interest                                                   13           8          95         88
                        Long-term debt due within one year (NOTE 10)                        7           7          54         66
                        Long-term debt (NOTE 10)                                          466         306       3,771      3,762
                        Preferred stock of subsidiary                                      66          66         250        250
                                                                                      --------    --------    --------   --------
                           Total liabilities                                          $   552     $   400     $ 4,170    $ 4,311
                       -----------------------------------------------------------------------------------------------------------
                                                                                      U. S. Steel Group(b)     Consolidated USX
                                                                                      --------------------   --------------------
                        (IN MILLIONS)                                                 1999   1998   1997     1999    1998    1997
                       -----------------------------------------------------------------------------------------------------------
                        Net interest and other financial costs (NOTE 6)                $39    $29    $46     $334    $324    $309
                       -----------------------------------------------------------------------------------------------------------

                        (a) For details of USX long-term debt and preferred
                            stock of subsidiary, see Notes 16 and 23, respectively, to the USX consolidated financial statements.
                        (b) The U. S. Steel Group's net interest and other
                            financial costs reflect weighted average effects of all financial activities attributed to all groups.

--------------------------------------------------------------------------------
10. LONG-TERM DEBT

                        The U. S. Steel Group's portion of USX's consolidated long-term debt is as follows:


                                                                                        U. S. Steel Group     Consolidated USX(a)
                                                                                       -------------------    -------------------
                        (IN MILLIONS)                             December 31           1999       1998        1999        1998
                       -----------------------------------------------------------------------------------------------------------
                        Specifically attributed debt(b):
                         Receivables facility                                         $   350     $   -       $   350    $   -
                         Sale-leaseback financing and capital leases                       92          95         107         95
                         Indexed debt less unamortized discount                           -            68         -           68
                         Other                                                            -           -             1        -
                                                                                      --------    --------    --------   --------
                           Total                                                          442         163         458        163
                         Less amount due within one year                                    6           5           7          5
                                                                                      --------    --------    --------   --------
                           Total specifically attributed long-term debt               $   436     $   158     $   451    $   158
                       -----------------------------------------------------------------------------------------------------------
                        Debt attributed to groups(c)                                  $   477     $   316     $ 3,852    $ 3,853
                         Less unamortized discount                                          4           3          27         25
                         Less amount due within one year                                    7           7          54         66
                                                                                      --------    --------    --------   --------
                           Total long-term debt attributed to groups                  $   466     $   306     $ 3,771    $ 3,762
                       -----------------------------------------------------------------------------------------------------------
                        Total long-term debt due within one year                      $    13     $    12     $    61    $    71
                        Total long-term debt due after one year                           902         464       4,222      3,920
                       -----------------------------------------------------------------------------------------------------------

                        (a) See Note 16, to the USX consolidated financial
                            statements for details of interest rates, maturities and other terms of long-term debt.
                        (b) As described in Note 4, certain financial activities
                            are specifically attributed only to the U. S. Steel Group and the Marathon Group.
                        (c) Most long-term debt activities of USX Corporation
                            and its wholly owned subsidiaries are attributed to all groups (in total, but not with respect to specific debt issues) based on their respective cash flows (Notes 4, 8 and 9).

-------------------------------------------------------------------------------
11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                        The U. S. Steel Group has noncontributory defined benefit pension plans covering substantially all employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits are also provided to most salaried employees based upon a percent of total career pensionable earnings. Certain of these plans provide benefits to USX corporate employees, and the related costs or credits for such employees are allocated to all groups (Note 4). The U. S. Steel Group also participates in multiemployer plans, most of which are defined benefit plans associated with coal operations.
                             The U. S. Steel Group also has defined benefit
                        retiree health and life insurance plans (other benefits) covering most employees upon their retirement. Health benefits are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, both subject to various cost sharing features. Life insurance benefits are provided to nonunion retiree beneficiaries primarily based on employees' annual base salary at retirement. These plans provide benefits to USX corporate employees, and the related costs for such employees are allocated to all groups (Note 4). For union retirees, benefits are provided for the most part based on fixed amounts negotiated in labor contracts with the appropriate unions. Except for certain life insurance benefits paid from reserves held by insurance carriers and benefits required to be funded by union contracts, most other benefits have not been prefunded.


                                                                                      Pension Benefits          Other Benefits
                                                                                   ---------------------     ---------------------
                        (IN MILLIONS)                                                 1999        1998         1999        1998
                       -----------------------------------------------------------------------------------------------------------
                        CHANGE IN BENEFIT OBLIGATIONS
                        Benefit obligations at January 1                            $  7,549    $ 7,314      $  2,113   $  2,070
                        Service cost                                                      87         71            15         15
                        Interest cost                                                    473        487           133        141
                        Plan amendments                                                  381(a)       8            14        -
                        Actuarial (gains) losses                                        (822)       516          (225)        23
                        Plan merger and acquisition                                       42        -               7        -
                        Settlements, curtailments and termination benefits              (207)        10           -            7
                        Benefits paid                                                   (787)      (857)         (161)      (143)
                                                                                    ---------  ---------     ---------  ---------
                        Benefit obligations at December 31                          $  6,716    $ 7,549      $  1,896   $  2,113
                       -----------------------------------------------------------------------------------------------------------
                        CHANGE IN PLAN ASSETS
                        Fair value of plan assets at January 1                      $ 10,243    $ 9,775      $    265   $    258
                        Actual return on plan assets                                     729      1,308            20         31
                        Acquisition                                                       26        -               1        -
                        Employer contributions                                           -          -              34        -
                        Trustee distributions(b)                                         (14)       -             -          -
                        Settlements paid                                                (207)       -             -          -
                        Benefits paid from plan assets                                  (782)      (840)          (39)       (24)
                                                                                    ---------  ---------     ---------  ---------
                        Fair value of plan assets at December 31                    $  9,995    $10,243      $    281   $    265
                       -----------------------------------------------------------------------------------------------------------
                        FUNDED STATUS OF PLANS AT DECEMBER 31                       $  3,279(c) $ 2,694(c)   $ (1,615)  $ (1,848)
                        Unrecognized net gain from transition                            (69)      (140)          -          -
                        Unrecognized prior service cost                                  817        518            19          7
                        Unrecognized actuarial gains                                  (1,639)      (905)         (526)      (292)
                        Additional minimum liability(d)                                  (16)       (57)          -          -
                                                                                    ---------  ---------     ---------  ---------
                        Prepaid (accrued) benefit cost                              $  2,372    $ 2,110      $ (2,122)  $ (2,133)
                       -----------------------------------------------------------------------------------------------------------

                        (a) Results primarily from a new five-year labor
                            contract with the United Steelworkers of America ratified in August 1999.
                        (b) Represents transfers of excess pension assets to
                            fund retiree health care benefits accounts under
                            Section 420 of the Internal Revenue Code.
                        (c) Includes several plans that have accumulated
                              benefit obligations in excess of plan assets:

                               Aggregate accumulated benefit obligations            $    (29)   $   (62)
                               Aggregate projected benefit obligations                   (39)       (68)
                               Aggregate plan assets                                     -          -

                        (d) Additional minimum liability recorded was offset by the following:

                               Intangible asset                                     $      6    $    16
                                                                                    ---------  ---------
                               Accumulated other comprehensive income (losses):
                                 Beginning of year                                  $    (27)   $   (25)
                                 Change during year (net of tax)                          20         (2)
                                                                                    ---------  ---------
                                 Balance at end of year                             $     (7)   $   (27)
                       -----------------------------------------------------------------------------------------------------------


                                                                          Pension Benefits                Other Benefits
                                                                   -----------------------------  --------------------------------
                        (IN MILLIONS)                                 1999      1998      1997       1999     1998        1997
                       -----------------------------------------------------------------------------------------------------------
                        COMPONENTS OF NET PERIODIC
                         BENEFIT COST (CREDIT)
                        Service cost                                $   87    $   71    $    65    $   15   $    15     $    15
                        Interest cost                                  473       487        517       133       141         153
                        Expected return on plan assets                (781)     (769)      (743)      (21)      (21)        (11)
                        Amortization - net transition gain             (67)      (69)       (69)      -         -           -
                                     - prior service costs              83        72         72         4         4           4
                                     - actuarial (gains) losses          6         6          3       (12)      (16)        (13)
                        Multiemployer and other plans                    -         1          2         7(a)     13(a)       15(a)
                        Settlement and termination (gains) losses      (35)(b)    10(b)       4       -         -           -
                                                                    -------   -------    -------   -------   -------     -------
                        Net periodic benefit cost (credit)          $ (234)   $ (191)   $  (149)   $  126    $  136     $   163
                       -----------------------------------------------------------------------------------------------------------

                        (a) Represents payments to a multiemployer health care
                            benefit plan created by the Coal Industry Retiree Health Benefit Act of 1992 based on assigned beneficiaries receiving benefits. The present value of this unrecognized obligation is broadly estimated to be $90 million, including the effects of future medical inflation, and this amount could increase if additional beneficiaries are assigned.
                        (b) Relates primarily to the 1998 voluntary early
                            retirement program.


                                                                                      Pension Benefits          Other Benefits
                                                                                   ---------------------     ---------------------
                                                                                      1999        1998          1999       1998
                       -----------------------------------------------------------------------------------------------------------
                        WEIGHTED AVERAGE ACTUARIAL ASSUMPTIONS
                         AT DECEMBER 31:
                        Discount rate                                                 8.0%        6.5%          8.0%       6.5%
                        Expected annual return on plan assets                         8.5%        9.0%          8.5%       9.0%
                        Increase in compensation rate                                 4.0%        4.0%          4.0%       4.0%
                       -----------------------------------------------------------------------------------------------------------

                             For measurement purposes, a 7.5% annual rate of
                        increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.
                             A one-percentage-point change in assumed health
                        care cost trend rates would have the following effects:


                                                                                                 1-Percentage-      1-Percentage-
                        (IN MILLIONS)                                                           Point Increase     Point Decrease
                       -----------------------------------------------------------------------------------------------------------
                        Effect on total of service and interest cost components                    $    14            $   (12)
                        Effect on other postretirement benefit obligations                             149               (127)
                       -----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12. INTERGROUP TRANSACTIONS

                        SALES AND PURCHASES - U. S. Steel Group sales to the Marathon Group totaled $17 million in 1999 and $2 million in 1998. U. S. Steel Group purchases from the Marathon Group totaled $41 million, $21 million and $29 million in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, U. S. Steel Group accounts payable included $5 million and $3 million, respectively, related to transactions with the Marathon Group. These transactions were conducted under terms comparable to those with unrelated parties.

                        INCOME TAXES RECEIVABLE FROM/PAYABLE TO THE MARATHON GROUP - At December 31, 1999 and 1998, amounts receivable or payable for income taxes were included in the balance sheet as follows:


                        (IN MILLIONS)                                                 December 31           1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Current:
                         Income tax receivable                                                            $      97    $    -
                         Accounts payable                                                                         1            2
                        Noncurrent:
                         Investments and long-term receivables                                                   97           97
                       -----------------------------------------------------------------------------------------------------------

                             These amounts have been determined in accordance
                        with the tax allocation policy described in Note 4. Amounts classified as current are settled in cash in the year succeeding that in which such amounts are accrued. Noncurrent amounts represent estimates of intergroup tax effects of certain issues for years that are still under various stages of audit and administrative review. Such tax effects are not settled between the groups until the audit of those respective tax years is closed. The amounts ultimately settled for open tax years will be different than recorded noncurrent amounts based on the final resolution of all of the audit issues for those years.

--------------------------------------------------------------------------------
13. INVENTORIES


                        (IN MILLIONS)                                                 December 31           1999           1998
                       -----------------------------------------------------------------------------------------------------------
                        Raw materials                                                                      $    101     $    185
                        Semi-finished products                                                                  392          282
                        Finished products                                                                       193          182
                        Supplies and sundry items                                                                57           49
                                                                                                           ---------    ---------
                              Total                                                                        $    743     $    698
                       -----------------------------------------------------------------------------------------------------------

                             At December 31, 1999 and 1998, respectively, the
                        LIFO method accounted for 93% and 94% of total inventory value. Current acquisition costs were estimated to exceed the above inventory values at December 31 by approximately $370 million and $310 million in 1999 and 1998, respectively.

--------------------------------------------------------------------------------
14. INCOME TAXES

                        Income tax provisions and related assets and liabilities attributed to the U. S. Steel Group are determined in accordance with the USX group tax allocation policy (Note 4).
                             Provisions (credits) for estimated income taxes
                        were:


                                                        1999                          1998                          1997
                                           ----------------------------    -------------------------    -------------------------
                        (IN MILLIONS)       CURRENT   DEFERRED   TOTAL       Current Deferred  Total     Current  Deferred  Total
                       -----------------------------------------------------------------------------------------------------------
                        Federal              $ (84)    $  99     $  15        $  19   $ 149    $ 168      $  37    $ 168    $ 205
                        State and local          1         8         9            3       9       12          4       25       29
                        Foreign                  1       -           1           (7)    -         (7)       -        -        -
                                             ------    ------    ------       ------  ------   ------     ------   ------   -----
                            Total            $ (82)    $ 107     $  25        $  15   $ 158    $ 173      $  41    $ 193    $ 234
                       -----------------------------------------------------------------------------------------------------------

                             A reconciliation of federal statutory tax rate
                        (35%) to total provisions follows:

                        (IN MILLIONS)                                                            1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        Statutory rate applied to income before income taxes                  $     27     $    188     $    240
                        Excess percentage depletion                                                 (7)         (11)         (10)
                        Effects of foreign operations, including foreign tax credits                (2)         (11)          (3)
                        State and local income taxes after federal income tax effects                6            8           19
                        Credits other than foreign tax credits                                      (3)          (3)         (15)
                        Effects of partially owned companies                                       -            -             (3)
                        Adjustment of prior years' federal income taxes                            -            -              6
                        Adjustment of valuation allowances                                         -            -             (1)
                        Other                                                                        4            2            1
                                                                                              ---------    ---------    ---------
                              Total provisions                                                $     25     $    173     $    234
                       -----------------------------------------------------------------------------------------------------------

                             Deferred tax assets and liabilities resulted from
                        the following:

                        (IN MILLIONS)                                                 December 31             1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Deferred tax assets:
                         Minimum tax credit carryforwards                                                  $    131     $    185
                         State tax loss carryforwards (expiring in 2000 through 2019)                            65           64
                         Employee benefits                                                                      998          969
                         Receivables, payables and debt                                                          68           52
                         Contingency and other accruals                                                          52           48
                         Other                                                                                   11           12
                         Valuation allowances - state                                                           (41)         (44)
                                                                                                           ---------    ---------
                              Total deferred tax assets(a)                                                    1,284        1,286
                                                                                                           ---------    ---------
                        Deferred tax liabilities:
                         Property, plant and equipment                                                          274          272
                         Prepaid pensions                                                                       921          792
                         Inventory                                                                               16           16
                         Investments in subsidiaries and affiliates                                              96          116
                         Federal effect of state deferred tax assets                                            -              3
                         Other                                                                                   44           40
                                                                                                           ---------    ---------
                              Total deferred tax liabilities                                                  1,351        1,239
                                                                                                           ---------    ---------
                               Net deferred tax assets (liabilities)                                       $    (67)    $     47
                       -----------------------------------------------------------------------------------------------------------

                        (a) USX expects to generate  sufficient future taxable
                            income to realize the benefit of the U. S. Steel Group's deferred tax assets.

                             The consolidated tax returns of USX for the years
                        1990 through 1997 are under various stages of audit and administrative review by the IRS. USX believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

--------------------------------------------------------------------------------
15. INVESTMENTS AND LONG-TERM RECEIVABLES


                        (IN MILLIONS)                                                 December 31             1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Equity method investments                                                          $    397     $    564
                        Other investments                                                                        39           48
                        Receivables due after one year                                                           11           10
                        Income taxes receivable                                                                  97           97
                        Deposits of restricted cash                                                               2          -
                        Other                                                                                    26           24
                                                                                                           ---------    ---------
                              Total                                                                        $    572     $    743
                       -----------------------------------------------------------------------------------------------------------

                             Summarized financial information of affiliates
                        accounted for by the equity method of accounting follows:

                        (IN MILLIONS)                                                            1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        Income data - year:
                         Revenues                                                            $   3,027    $   3,163    $   3,143
                         Operating income (loss)                                                   (57)         193          228
                         Net income (loss)                                                        (193)          97          139
                       -----------------------------------------------------------------------------------------------------------
                        Balance sheet data - December 31:
                         Current assets                                                      $     995    $   1,028
                         Noncurrent assets                                                       2,402        2,149
                         Current liabilities                                                     1,181          631
                         Noncurrent liabilities                                                  1,251          883
                       -----------------------------------------------------------------------------------------------------------

                             In 1999, USX and Kobe Steel, Ltd. (Kobe Steel)
                        completed a transaction that combined the steelmaking and bar producing assets of USS/Kobe Steel Company (USS/Kobe) with companies controlled by Blackstone Capital Partners II. The combined entity was named Republic Technologies International, LLC (Republic). In addition, USX made a $15 million equity investment in Republic. USX owned 50% of USS/Kobe and now owns 16% of Republic. USX accounts for its investment in Republic under the equity method of accounting. Income (loss) from affiliates in 1999 includes $47 million in charges related to the impairment of the carrying value of USX's investment in USS/Kobe and costs related to the formation of Republic. The seamless pipe business of USS/Kobe was excluded from this transaction. That business, now known as Lorain Tubular Company, LLC, became a wholly owned subsidiary of USX at the close of business on December 31, 1999.
                             Dividends and partnership distributions received
                        from equity affiliates were $2 million in 1999, $19 million in 1998 and $13 million in 1997.
                             U. S. Steel Group purchases of transportation
                        services and semi-finished steel from equity affiliates totaled $361 million, $331 million and $424 million in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, U. S. Steel Group payables to these affiliates totaled $22 million and $15 million, respectively. U. S. Steel Group sales of steel and raw materials to equity affiliates totaled $831 million, $725 million and $802 million in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, U. S. Steel Group receivables from these affiliates were $177 million. Generally, these transactions were conducted under long-term, market-based contractual arrangements.

--------------------------------------------------------------------------------
16. LEASES

                        Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having remaining noncancelable lease terms in excess of one year are as follows:


                                                                                                           Capital       Operating
                        (IN MILLIONS)                                                                      Leases         Leases
                       -----------------------------------------------------------------------------------------------------------
                        2000                                                                               $     11     $    104
                        2001                                                                                     11          122
                        2002                                                                                     11           51
                        2003                                                                                     11           36
                        2004                                                                                     11           32
                        Later years                                                                             105           80
                        Sublease rentals                                                                        -            (69)
                                                                                                           ---------    ---------
                              Total minimum lease payments                                                      160     $    356
                        Less imputed interest costs                                                             (68)    =========
                                                                                                           ---------
                              Present value of net minimum lease payments
                                included in long-term debt                                                 $     92
                       -----------------------------------------------------------------------------------------------------------

                             Operating lease rental expense:


                        (IN MILLIONS)                                                            1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        Minimum rental                                                        $    124     $    131     $    130
                        Contingent rental                                                           18           19           15
                        Sublease rentals                                                            (6)          (7)          (7)
                                                                                              ---------    ---------    ---------
                              Net rental expense                                              $    136     $    143     $    138
                       -----------------------------------------------------------------------------------------------------------

                             The U. S. Steel Group leases a wide variety of
                        facilities and equipment under operating leases, including land and building space, office equipment, production facilities and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. In the event of a change in control of USX, as defined in the agreements, or certain other circumstances, lease obligations totaling
                        $1 million may be declared immediately due and payable.

--------------------------------------------------------------------------------
17. PROPERTY, PLANT AND EQUIPMENT


                        (IN MILLIONS)                                                 December 31             1999         1998
                       -----------------------------------------------------------------------------------------------------------
                        Land and depletable property                                                       $    152     $    151
                        Buildings                                                                               484          469
                        Machinery and equipment                                                               8,007        7,711
                        Leased assets                                                                           105          108
                                                                                                           ---------    ---------
                              Total                                                                           8,748        8,439
                        Less accumulated depreciation, depletion and amortization                             6,232        5,939
                                                                                                           ---------    ---------
                              Net                                                                          $  2,516     $  2,500
                       -----------------------------------------------------------------------------------------------------------

                             Amounts in accumulated depreciation, depletion and
                        amortization for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $81 million and $77 million at December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
18. TRUST PREFERRED SECURITIES

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

                             The Trust Preferred Securities are convertible at
                        any time prior to the close of business on March 31, 2037 (unless such right is terminated earlier under certain circumstances) at the option of the holder, into shares of Steel Stock at a conversion price of $46.25 per share of Steel Stock (equivalent to a conversion ratio of 1.081 shares of Steel Stock for each Trust Preferred Security), subject to adjustment in certain circumstances.
                             The Trust Preferred Securities may be redeemed at
                        any time at the option of USX, at a premium of 102.60% of the initial liquidation amount through March 31, 2000, and thereafter, declining annually to the initial liquidation amount on April 1, 2003, and thereafter. They are mandatorily redeemable at March 31, 2037, or earlier under certain circumstances.
                             Payments related to quarterly distributions and to
                        the payment of redemption and liquidation amounts on the Trust Preferred Securities by the Trust are guaranteed by USX on a subordinated basis. In addition, USX unconditionally guarantees the Trust's Debentures. The obligations of USX under the Debentures, and the related indenture, trust agreement and guarantee constitute a full and unconditional guarantee by USX of the Trust's obligations under the Trust Preferred Securities.

--------------------------------------------------------------------------------
19. STOCKHOLDERS' EQUITY


                        (IN MILLIONS, EXCEPT PER SHARE DATA)                                     1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        PREFERRED STOCK:
                         Balance at beginning of year                                         $      3     $      3     $      7
                         Exchanged for trust preferred securities                                  -            -             (4)
                                                                                              ---------    ---------    ---------
                         Balance at end of year                                               $      3     $      3     $      3
                       -----------------------------------------------------------------------------------------------------------
                        COMMON STOCKHOLDERS' EQUITY:
                         Balance at beginning of year                                         $  2,090     $  1,779     $  1,559
                         Net income                                                                 44          364          452
                         6.50% preferred stock:
                           Repurchased                                                              (2)          (8)        -
                           Exchanged for trust preferred securities (NOTE 18)                      -            -           (188)
                         Steel Stock issued                                                          2           59           53
                         Dividends on preferred stock                                               (9)          (9)         (13)
                         Dividends on Steel Stock (per share $1.00)                                (88)         (88)         (86)
                         Deferred compensation                                                       1          -            -
                         Accumulated other comprehensive income (loss)(a):
                           Foreign currency translation adjustments                                 (5)          (5)         -
                           Minimum pension liability adjustments (NOTE 11)                          20           (2)          (8)
                         Other                                                                     -            -             10
                                                                                              ---------    ---------    ---------
                         Balance at end of year                                               $  2,053     $  2,090     $  1,779
                       -----------------------------------------------------------------------------------------------------------
                        TOTAL STOCKHOLDERS' EQUITY                                            $  2,056     $  2,093     $  1,782
                       -----------------------------------------------------------------------------------------------------------

                       (a) See page U-7 of the USX consolidated financial
                           statements relative to the annual activity of these adjustments. Total comprehensive income for the U. S. Steel Group for the years 1999, 1998 and 1997 was $59 million, $357 million and $444 million, respectively.

--------------------------------------------------------------------------------
20. DIVIDENDS

                        In accordance with the USX Restated Certificate of Incorporation, dividends on the Steel Stock and Marathon Stock are limited to the legally available funds of USX. Net losses of either Group, as well as dividends and distributions on any class of USX Common Stock or series of preferred stock and repurchases of any class of USX Common Stock or series of preferred stock at prices in excess of par or stated value, will reduce the funds of USX legally available for payment of dividends on both classes of Common Stock. Subject to this limitation, the Board of Directors intends to declare and pay dividends on the Steel Stock based on the financial condition and results of operations of the U. S. Steel Group, although it has no obligation under Delaware law to do so. In making its dividend decisions with respect to Steel Stock, the Board of Directors considers, among other things, the long-term earnings and cash flow capabilities of the U. S. Steel Group as well as the dividend policies of similar publicly traded steel companies.
                             Dividends on the Steel Stock are further limited to
                        the Available Steel Dividend Amount. At December 31, 1999, the Available Steel Dividend Amount was at least $3,300 million. The Available Steel Dividend Amount will be increased or decreased, as appropriate, to reflect
                        U. S. Steel Group net income, dividends, repurchases or issuances with respect to the Steel Stock and preferred stock attributed to the U. S. Steel Group and certain other items.

--------------------------------------------------------------------------------
21. INCOME PER COMMON SHARE

                        The method of calculating net income per share for the Steel Stock, the Marathon Stock and, prior to November 1, 1997, the Delhi Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the U. S. Steel Group, the Marathon Group and the Delhi Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts.
                             Basic net income per share is calculated by
                        adjusting net income for dividend requirements of preferred stock and, in 1997, the noncash credit on exchange of preferred stock and is based on the weighted average number of common shares outstanding.
                             Diluted net income per share assumes conversion of
                        convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not antidilutive.


                                                                      1999                    1998                    1997
                                                                ------------------      ------------------      ------------------
                                                                Basic      Diluted      Basic      Diluted      Basic      Diluted
                                                                -----      -------      -----      -------      -----      -------
              COMPUTATION OF INCOME PER SHARE
              Net income (millions):
               Income before extraordinary losses             $     51    $    51    $    364    $    364    $    452   $    452
               Dividends on preferred stock                         (9)        (9)         (9)        -           (13)       -
               Noncash credit from exchange of preferred stock     -          -           -           -            10        -
               Extraordinary losses                                 (7)        (7)        -           -           -          -
                                                              ---------   ---------  ---------   ---------   ---------  ---------
               Net income applicable to Steel Stock                 35         35         355         364         449        452
               Effect of dilutive securities:
                 Trust preferred securities                        -          -           -             8         -            6
                 Convertible debentures                            -          -           -           -           -            2
                                                              ---------   ---------  ---------   ---------   ---------  ---------
                    Net income assuming conversions           $     35    $    35    $    355    $    372    $    449   $    460
                                                              =========   =========  =========   =========   =========  =========
              Shares of common stock outstanding (thousands):
               Average number of common shares outstanding      88,392     88,392      87,508      87,508      85,672     85,672
               Effect of dilutive securities:
                 Trust preferred securities                        -          -           -         4,256         -        2,660
                 Preferred stock                                   -          -           -         3,143         -        4,811
                 Convertible debentures                            -          -           -           -           -        1,025
                 Stock options                                     -            4         -            36         -           35
                                                              ---------   ---------  ---------   ---------   ---------  ---------
                    Average common shares and dilutive effect   88,392     88,396      87,508      94,943      85,672     94,203
                                                              =========   =========  =========   =========   =========  =========
              Per share:
               Income before extraordinary losses             $    .48    $   .48    $   4.05    $   3.92    $   5.24   $   4.88
               Extraordinary losses                                .08        .08         -           -           -          -
                                                              ---------   ---------  ---------   ---------   ---------  ---------
               Net income                                     $    .40    $   .40    $   4.05    $   3.92    $   5.24   $   4.88
                                                              =========   =========  =========   =========   =========  =========

--------------------------------------------------------------------------------
22. STOCK-BASED COMPENSATION PLANS AND STOCKHOLDER RIGHTS PLAN

                        USX Stock-Based Compensation Plans and Stockholder Rights Plan are discussed in Note 19, and Note 21, respectively, to the USX consolidated financial statements.
                             The U. S. Steel Group's actual stock-based
                        compensation expense was $1 million in 1999, none in 1998 and $8 million in 1997. Incremental compensation expense, as determined under a fair value model, was not material ($.02 or less per share for all years presented). Therefore, pro forma net income and earnings per share data have been omitted.

--------------------------------------------------------------------------------
23. DERIVATIVE INSTRUMENTS

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

                             The following table sets forth quantitative
                        information by class of derivative instrument:

                                                                               FAIR            CARRYING     RECORDED
                                                                               VALUE            AMOUNT      DEFERRED    AGGREGATE
                                                                              ASSETS            ASSETS       GAIN OR    CONTRACT
                        (IN MILLIONS)                                      (LIABILITIES)(a)  (LIABILITIES)   (LOSS)      VALUES(b)
                       -----------------------------------------------------------------------------------------------------------
                        DECEMBER 31, 1999:
                         OTC commodity swaps - other than trading(c)            $    3          $    3       $    3       $   37
                       -----------------------------------------------------------------------------------------------------------
                        DECEMBER 31, 1998:
                         OTC commodity swaps - other than trading               $   (7)         $   (7)      $   (7)      $   54
                       -----------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
24. FAIR VALUE OF FINANCIAL INSTRUMENTS

                        Fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments, excluding derivative financial instruments disclosed in Note 23, by individual balance sheet account. As described in Note 4, the U. S. Steel Group's specifically attributed financial instruments and the U.
                        S. Steel Group's portion of USX's financial instruments attributed to all groups are as follows:

                                                                                              1999                   1998
                                                                                    ----------------------  ----------------------
                                                                                        FAIR     CARRYING      FAIR      CARRYING
                        (IN MILLIONS)                    December 31                    VALUE     AMOUNT       VALUE      AMOUNT
                       -----------------------------------------------------------------------------------------------------------
                        FINANCIAL ASSETS:
                         Cash and cash equivalents                                   $     22    $     22    $      9   $      9
                         Receivables (including intergroup receivables)                   935         935         392        392
                         Investments and long-term receivables                            122         122         120        120
                                                                                      --------    --------    --------   --------
                               Total financial assets                                $  1,079    $  1,079    $    521   $    521
                       -----------------------------------------------------------------------------------------------------------
                        FINANCIAL LIABILITIES:
                         Notes payable                                               $      -    $      -    $     13   $     13
                         Accounts payable                                                 739         739         501        501
                         Accrued interest                                                  15          15          10         10
                         Long-term debt (including amounts due within one year)           835         823         406        381
                         Preferred stock of subsidiary and trust
                           preferred securities                                           232         249         231        248
                                                                                      --------    --------    --------   --------
                               Total financial liabilities                           $  1,821    $  1,826    $  1,161   $  1,153
                       -----------------------------------------------------------------------------------------------------------

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

                             The U. S. Steel Group's unrecognized financial
                        instruments consist of receivables sold in 1998 and financial guarantees. It is not practicable to estimate the fair value of these forms of financial instrument obligations because there are no quoted market prices for transactions which are similar in nature. For details relating to financial guarantees, see Note 25.

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

                        ENVIRONMENTAL MATTERS -

                             The U. S. Steel Group is subject to federal, state,
                        and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Accrued liabilities for remediation totaled $101 million and $97 million at December 31, 1999 and 1998, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

                             For a number of years, the U. S. Steel Group has
                        made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 1999 and 1998, such capital expenditures totaled $32 million and $49 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                        GUARANTEES -

                             Guarantees by USX of the liabilities of affiliated
                        entities of the U. S. Steel Group totaled $88 million at December 31, 1999, and $81 million at December 31, 1998. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce potential U. S. Steel Group losses resulting from these guarantees. As of December 31, 1999, the largest guarantee for a single affiliate was $61 million.

                        COMMITMENTS -

                             At December 31, 1999 and 1998, the U. S. Steel
                        Group's contract commitments to acquire property, plant and equipment totaled $83 million and $188 million, respectively.

                             USX entered into a 15-year take-or-pay arrangement
                        in 1993, which requires the U. S. Steel Group to accept pulverized coal each month or pay a minimum monthly charge of approximately $1 million. Charges for deliveries of pulverized coal totaled $23 million in both 1999 and 1998. If USX elects to terminate the contract early, a maximum termination payment of $102 million, which declines over the duration of the agreement, may be required.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                1999                                                 1998
                            -------------------------------------------------   --------------------------------------------------
(IN MILLIONS, EXCEPT
PER SHARE DATA)             4TH QTR.      3RD QTR.    2ND QTR.    1ST QTR.      4TH QTR.     3RD QTR.     2ND QTR.     1ST QTR.
----------------------------------------------------------------------------------------------------------------------------------
Revenues                    $ 1,462      $ 1,337 (a)   $1,304     $ 1,211        $1,357       $1,497       $ 1,733     $1,696
Income (loss)
  from operations                75          (26)(a)      103          (2)           95          105           217        162
Income (loss) before
  extraordinary losses           34          (29)(a)       55          (9)           76           65           136         87
Net income (loss)                34          (31)          55         (14)           76           65           136         87
----------------------------------------------------------------------------------------------------------------------------------
STEEL STOCK DATA:
Income (loss) before
  extraordinary losses
  applicable to Steel Stock $    32      $   (31)(a)   $   52     $   (11)       $   74       $   63       $   133     $   85
  - Per share: basic            .35         (.35)(a)      .60        (.13)          .83          .72          1.53        .98
               diluted          .35         (.35)(a)      .59        (.13)          .81          .71          1.46        .95
Dividends paid per share        .25          .25          .25         .25           .25          .25           .25        .25
Price range of Steel
  Stock(b):
  - Low                          21-3/4       24-9/16      23-1/2      22-1/4        21-5/8       20-7/16       31         28-7/16
  - High                         33           30-1/16      34-1/4      29-1/8        27-3/4       33-1/2        43-1/16    42-1/8
----------------------------------------------------------------------------------------------------------------------------------

(a) Restated to reflect current classifications.
(b) Composite tape.

PRINCIPAL UNCONSOLIDATED AFFILIATES (UNAUDITED)

                                                                          December 31, 1999
               Company                                  Country               Ownership                  Activity
---------------------------------------------------------------------------------------------------------------------------------
Clairton 1314B Partnership, L.P.                     United States               10%                 Coke & Coke By-Products
Double Eagle Steel Coating Company                   United States               50%                 Steel Processing
PRO-TEC Coating Company                              United States               50%                 Steel Processing
Republic Technologies International, LLC             United States               16%                 Steel Products
Transtar, Inc.                                       United States               46%                 Transportation
USS-POSCO Industries                                 United States               50%                 Steel Processing
VSZ U. S. Steel, s. r.o.                             Slovak Republic             50%                 Tin Mill Products
Worthington Specialty Processing                     United States               50%                 Steel Processing
---------------------------------------------------------------------------------------------------------------------------------














SUPPLEMENTARY INFORMATION ON MINERAL RESERVES (UNAUDITED)

See the USX consolidated financial statements for Supplementary Information on Mineral Reserves relating to the U. S. Steel Group, page U-30.

                        FIVE-YEAR OPERATING SUMMARY

                        (THOUSANDS OF NET TONS, UNLESS OTHERWISE NOTED)       1999        1998       1997        1996       1995
                       -----------------------------------------------------------------------------------------------------------
                        RAW STEEL PRODUCTION
                         Gary, IN                                             7,102       6,468     7,428        6,840      7,163
                         Mon Valley, PA                                       2,821       2,594     2,561        2,746      2,740
                         Fairfield, AL                                        2,109       2,152     2,361        1,862      2,260
                                                                            ------------------------------------------------------
                               Total                                         12,032      11,214    12,350       11,448     12,163
                       -----------------------------------------------------------------------------------------------------------
                        RAW STEEL CAPABILITY
                         Continuous cast                                     12,800      12,800    12,800       12,800     12,500
                               Total production as % of total capability       94.0        87.6      96.5         89.4       97.3
                       -----------------------------------------------------------------------------------------------------------
                        HOT METAL PRODUCTION                                 10,344       9,743    10,591        9,716     10,521
                       -----------------------------------------------------------------------------------------------------------
                        COKE PRODUCTION(a)                                    4,619       4,835     5,757        6,777      6,770
                       -----------------------------------------------------------------------------------------------------------
                        IRON ORE PELLETS - MINNTAC, MN
                         Shipments                                           15,025      15,446    16,403       14,962     15,218
                       -----------------------------------------------------------------------------------------------------------
                        COAL PRODUCTION                                       6,632       8,150     7,528        7,283      7,509
                       -----------------------------------------------------------------------------------------------------------
                        COAL SHIPMENTS                                        6,924       7,670     7,811        7,117      7,502
                       -----------------------------------------------------------------------------------------------------------
                        STEEL SHIPMENTS BY PRODUCT
                         Sheet and semi-finished steel products               8,114       7,608     8,170        8,677      8,721
                         Tubular, plate and tin mill products                 2,515       3,078     3,473        2,695      2,657
                                                                            ------------------------------------------------------
                               Total                                         10,629      10,686    11,643       11,372     11,378
                               Total as % of domestic steel industry           10.1        10.5      10.9         11.3       11.7
                       -----------------------------------------------------------------------------------------------------------
                        STEEL SHIPMENTS BY MARKET
                         Steel service centers                                2,456       2,563     2,746        2,831      2,564
                         Transportation                                       1,505       1,785     1,758        1,721      1,636
                         Further conversion:
                           Joint ventures                                     1,818       1,473     1,568        1,542      1,332
                           Trade customers                                    1,633       1,140     1,378        1,227      1,084
                         Containers                                             738         794       856          874        857
                         Construction                                           844         987       994          865        671
                         Oil, gas and petrochemicals                            363         509       810          746        748
                         Export                                                 321         382       453          493      1,515
                         All other                                              951       1,053     1,080        1,073        971
                                                                            ------------------------------------------------------
                               Total                                         10,629      10,686    11,643       11,372     11,378
                       -----------------------------------------------------------------------------------------------------------
                        AVERAGE STEEL PRICE PER TON                            $420        $469      $479         $467       $466
                       -----------------------------------------------------------------------------------------------------------

                       (a) The reduction in coke production after 1996
                           reflected U. S. Steel's entry into a strategic partnership with two limited partners on June 1, 1997, to acquire an interest in three coke batteries at its Clairton (Pa.) Works.

                        FIVE-YEAR FINANCIAL SUMMARY

                        (DOLLARS IN MILLIONS, EXCEPT AS NOTED)       1999       1998           1997         1996         1995
                       -----------------------------------------------------------------------------------------------------------
                        REVENUES
                         Sales by product:
                           Sheet and semi-finished
                            steel products                        $  3,345     $ 3,501       $ 3,820      $  3,677     $  3,623
                           Tubular, plate and tin mill products      1,118       1,513         1,754         1,635        1,677
                           Raw materials (coal, coke and
                            iron ore)                                  505         679           724           757          731
                           Other(a)                                    414         490           517           466          425
                         Income (loss) from affiliates                 (89)         46            69            66           80
                         Net gains on disposal of assets                21          54            57            16           21
                         Gain on affiliate stock offering                -           -             -            53            -
                                                                  ----------------------------------------------------------------
                               Total revenues                     $  5,314     $ 6,283       $ 6,941      $  6,670     $  6,557
                       -----------------------------------------------------------------------------------------------------------
                        INCOME FROM OPERATIONS
                         Segment income (loss) for
                           U. S. Steel operations                 $   (128)    $   330       $   618      $    248     $    472
                         Items not allocated to segment:
                           Pension credits                             447         373           313           330          294
                           Costs of former businesses                  (83)       (100)         (125)         (120)        (141)
                           Administrative expenses                     (17)        (24)          (33)          (28)         (43)
                           Gain on affiliate stock offering              -           -             -            53            -
                           Other(b)                                    (69)          -             -             -            -
                                                                  ----------------------------------------------------------------
                               Total income from operations            150         579           773           483          582
                         Net interest and other financial costs         74          42            87           116          129
                         Provision for income taxes                     25         173           234            92          150
                       -----------------------------------------------------------------------------------------------------------
                        INCOME BEFORE EXTRAORDINARY LOSSES        $     51     $   364       $   452      $    275     $    303
                         Per common share - basic (in dollars)         .48        4.05          5.24          3.00         3.53
                                          - diluted (in dollars)       .48        3.92          4.88          2.97         3.43
                        NET INCOME                                $     44     $   364       $   452      $    273     $    301
                         Per common share - basic (in dollars)         .40        4.05          5.24          2.98         3.51
                                          - diluted (in dollars)       .40        3.92          4.88          2.95         3.41
                       -----------------------------------------------------------------------------------------------------------
                        PENSION COSTS INCLUDED IN
                         U. S. STEEL OPERATIONS                   $    219     $   187       $   169      $    172     $    164
                       -----------------------------------------------------------------------------------------------------------
                        BALANCE SHEET POSITION AT YEAR-END
                         Current assets                           $  1,981     $ 1,275       $ 1,531      $  1,428     $  1,444
                         Net property, plant and equipment           2,516       2,500         2,496         2,551        2,512
                         Total assets                                7,525       6,749         6,694         6,580        6,521
                         Short-term debt                                13          25            67            91          101
                         Other current liabilities                   1,253         991         1,267         1,208        1,418
                         Long-term debt                                902         464           456         1,014          923
                         Employee benefits                           2,245       2,315         2,338         2,430        2,424
                         Trust preferred securities and
                           preferred stock of subsidiary               249         248           248            64           64
                         Common stockholders' equity                 2,053       2,090         1,779         1,559        1,337
                            Per share (in dollars)                   23.23       23.66         20.56         18.37        16.10
                       -----------------------------------------------------------------------------------------------------------
                        CASH FLOW DATA
                         Net cash from operating activities       $    (80)    $   380(c)    $   476(c)   $     92(c)  $    586(c)
                         Capital expenditures                          287         310           261           337          324
                         Disposal of assets                             10          21           420           161           67
                         Dividends paid                                 97          96            96           104           93
                       -----------------------------------------------------------------------------------------------------------
                        EMPLOYEE DATA
                         Total employment costs                   $  1,148     $ 1,305       $ 1,417      $  1,372     $  1,381
                         Average employment cost
                           (dollars per hour)                        28.35       30.42         31.56         30.35        31.24
                         Average number of employees                19,266      20,267        20,683        20,831       20,845
                         Number of pensioners at year-end           97,102(d)   92,051        93,952        96,510       99,062
                       -----------------------------------------------------------------------------------------------------------
                        STOCKHOLDER DATA AT YEAR-END
                         Number of common shares
                           outstanding (in millions)                  88.4        88.3          86.6          84.9         83.0
                         Registered shareholders (in thousands)       55.6        60.2          65.1          71.0         76.7
                         Market price of common stock             $ 33.000     $23.000       $31.250      $ 31.375     $ 30.750
                       -----------------------------------------------------------------------------------------------------------

                        (a) Includes revenue from the sale of steel production
                            by-products, engineering and consulting services, real estate development and resource management.
                        (b) Includes losses related to investments in equity
                            affiliates.
                        (c) Reclassified to conform to 1999 classifications.
                        (d) Includes approximately 8,000 surviving spouse
                            beneficiaries added to the U. S. Steel pension plan in 1999.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                            The U. S. Steel Group includes U. S. Steel, which is
                        engaged in the production and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, Republic Technologies International, LLC ("Republic") and VSZ U. S. Steel, s.r.o. Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements.

                            In 1999, segment income for U. S. Steel operations
                        decreased primarily due to lower average steel product prices, unfavorable product mix, and lower income from affiliates.

                            Certain sections of Management's Discussion and
                        Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the
                        U. S. Steel Group, see Supplementary Data - Disclosures About Forward-Looking Information in USX Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF INCOME

                            REVENUES for each of the last three years are
                       summarized in the following table.

                        (DOLLARS IN MILLIONS)                                                    1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        Sales by product:
                         Sheet and semi-finished steel products                               $  3,345     $  3,501     $  3,820
                         Tubular, plate, and tin mill products                                   1,118        1,513        1,754
                         Raw materials (coal, coke and iron ore)                                   505          679          724
                         Other(a)                                                                  414          490          517
                        Income from affiliates                                                     (89)          46           69
                        Gain on disposal of assets                                                  21           54           57
                                                                                               --------     --------     --------
                              Total revenues                                                  $  5,314     $  6,283     $  6,941
                       -----------------------------------------------------------------------------------------------------------

                        (a) Includes revenue from the sale of steel production
                            by-products, engineering and consulting services, real estate development and resource management.

                            Total revenues decreased by $969 million in 1999
                        from 1998 primarily due to lower average realized prices and lower income from affiliates, which included a $47 million charge for the impairment of U. S. Steel's investment in USS/Kobe Steel Company. Net gain on disposal of assets in 1999 included a $22 million charge representing the difference between the carrying value of the investment in RTI International Metals, Inc. ("RTI") and the carrying value of indexed debt (for additional information, see Note 5 to the U. S. Steel Group Financial Statements). Total revenues in 1998 decreased by $658 million from 1997 primarily due to lower average realized prices, lower steel shipment volumes, and lower income from affiliates.

                            INCOME FROM OPERATIONS for the U. S. Steel Group for
                       the last three years was:

                        (DOLLARS IN MILLIONS)                                                    1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        Segment income (loss) for U. S. Steel operations(a)                   $   (128)    $    330     $    618
                        Items not allocated to segment:
                         Pension credits                                                           447          373          313
                         Administrative expenses                                                   (17)         (24)         (33)
                         Costs related to former business activities(b)                            (83)        (100)        (125)
                         Impairment of USX's investment in USS/Kobe and costs
                           related to formation of Republic(c)                                     (47)           -            -
                         Loss on investment in RTI stock used to satisfy indexed
                           debt obligations(d)                                                     (22)           -            -
                                                                                               --------     --------     --------
                              Total income from operations                                    $    150     $    579     $    773
                       -----------------------------------------------------------------------------------------------------------

                        (a) Includes income from the production and sale of
                            steel mill products, coke and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services.
                        (b) Includes the portion of postretirement benefit costs
                            and certain other expenses principally attributable to former business units of the U. S. Steel Group. Results in 1997 included charges of $9 million related to environmental accruals and the adoption of SOP 96-1.
                        (c) For further details, see Note 7 to the U. S. Steel
                            Group Financial Statements.
                        (d) For further details, see Note 5 to the U. S. Steel
                            Group Financial Statements.

                            SEGMENT INCOME FOR U. S. STEEL OPERATIONS

                            U. S. Steel operations recorded a segment loss of
                        $128 million in 1999 versus segment income of $330 million in 1998, a decrease of $458 million. The 1999 segment loss included a $10 million charge for certain environmental accruals, a $7 million charge for certain legal accruals and $7 million in various non-recurring equity affiliate charges. Results in 1998 included a net favorable $30 million for an insurance litigation settlement and charges of $10 million related to a voluntary workforce reduction plan. In addition to the effects of these items, the decrease in segment income in 1999 for U. S. Steel operations was primarily due to lower average steel prices, lower income from raw materials operations, unfavorable product mix, higher pension costs and lower income from affiliates.

                            High levels of imports and weak tubular markets
                        continued to negatively affect steel product prices and steel shipment levels in 1999 as they did in 1998. U. S. Steel's average realized price declined 10% in 1999 compared to 1998 from $469 per ton to $420 per ton. In 1999, raw steel capability utilization averaged 94%, compared to 88% in 1998 and 97% in 1997.

                            Segment income for U. S. Steel operations in 1998
                        decreased $288 million from 1997. Segment income in 1998 and 1997 included insurance recoveries of $30 million and $40 million, respectively, due to blast furnace incidents in 1995 and 1996 at Gary Works. Results in 1997 included a $15 million gain on the sale of the plate mill at U. S. Steel's former Texas Works. In addition to the effects of these items, the decrease in segment income in 1998 for U. S. Steel operations was primarily due to lower average steel prices, lower shipments, less efficient operating levels, the cost effects of a 10 day outage at Gary Works No. 13 blast furnace following a tap hole failure, and lower income from affiliates. These unfavorable items were partially offset by lower 1998 accruals for profit sharing.

                            Segment income for U. S. Steel operations included
                        pension costs (which are primarily noncash) allocated to the ongoing operations of U. S. Steel of $219 million, $187 million, and $169 million in 1999, 1998 and 1997, respectively. Pension costs in 1998 included $10 million for termination benefits associated to a voluntary early retirement program.

                            ITEM NOT ALLOCATED TO SEGMENT: Pension credits
                        associated with pension plan assets and liabilities allocated to pre-1987 retirees and former businesses are not included in segment income for U. S. Steel operations. These pension credits, which are primarily noncash, totaled $447 million in 1999, compared to $373 million and $313 million in 1998 and 1997, respectively. Pension credits in 1999 included $35 million for a one-time favorable pension settlement primarily related to the voluntary early retirement program for salaried employees.

                            Pension credits, combined with pension costs
                        included in segment income for U. S. Steel operations, resulted in net pension credits of $228 million in 1999, $186 million in 1998 and $144 million in 1997. Net pension credits are expected to be approximately $270 million in 2000. Also in 2000, U. S. Steel's main pension plans' transition asset will be fully amortized, decreasing the pension credit by $69 million annually in future years for this component. Future net pension credits can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as the selection of a discount rate and rate of return on plan assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent net pension credits decline in the future, income from operations would be adversely affected. For additional information on pensions, see Note 11 to the
                        U. S. Steel Group Financial Statements.

                            NET INTEREST AND OTHER FINANCIAL COSTS for each of
                        the last three years are summarized in the following table:

                        (DOLLARS IN MILLIONS)                                                    1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        Net interest and other financial costs                                $     74     $     42     $     87
                        Less:
                         Favorable adjustment to
                            carrying value of Indexed Debt(a)                                       13           44           10
                                                                                               --------     --------     --------
                        Net interest and other financial costs
                            adjusted to exclude above item                                    $     87     $     86     $     97
                       -----------------------------------------------------------------------------------------------------------

                       (a) In December 1996, USX issued $117 million of 6-3/4%
                           Exchangeable Notes Due February 1, 2000 ("Indexed Debt") indexed to the price of RTI common stock. The carrying value of Indexed Debt was adjusted quarterly to settlement value, based on changes in the value of RTI common stock. Any resulting adjustment was credited to income and included in interest and other financial costs. For further discussion of Indexed Debt, see Note 5 to the U. S. Steel Group Financial Statements.

                            Adjusted net interest and other financial costs were
                        $87 million in 1999 as compared with $86 million in 1998. Adjusted net interest and other financial costs decreased by $11 million in 1998 as compared with 1997, due primarily to a lower average debt level.

                            The PROVISION FOR ESTIMATED INCOME TAXES in 1999
                        decreased compared to 1998 due to a decline in income from operations. The provision for estimated income taxes in 1998 decreased compared to 1997 due to a decline in income from operations and a $9 million favorable foreign tax adjustment in 1998 as a result of a favorable resolution of foreign tax litigation. For further discussion on income taxes, see Note 14 to the
                        U. S. Steel Group Financial Statements.

                            The EXTRAORDINARY LOSS on extinguishment of debt of
                        $7 million, net of income tax benefit, in 1999 includes a $5 million loss resulting from the satisfaction of the indexed debt and a $2 million loss that was U. S. Steel's share of Republic's extraordinary loss related to the early extinguishment of debt. For additional information, see Note 5 to the U. S. Steel Group Financial Statements.

                            NET INCOME in 1999 was $44 million, compared with
                        $364 million in 1998 and $452 million in 1997. Net income decreased $320 million in 1999 from 1998, and decreased $88 million in 1998 from 1997. The decreases in net income primarily reflect the factors discussed above.

                            NONCASH CREDIT FROM EXCHANGE OF PREFERRED STOCK
                        totaled $10 million in 1997. On May 16, 1997, USX exchanged approximately 3.9 million 6.75% Convertible Quarterly Income Preferred Securities ("Trust Preferred Securities") of USX Capital Trust I, for an equivalent number of shares of its outstanding 6.50% Cumulative Convertible Preferred Stock ("6.50% Preferred Stock"). The noncash credit from exchange of preferred stock represents the difference between the carrying value of the 6.50% Preferred Stock ($192 million) and the fair value of the Trust Preferred Securities of USX Capital Trust I ($182 million), at the date of the exchange. For additional discussion on the exchange, see Note 18 to the U. S. Steel Group Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CASH FLOWS AND LIQUIDITY

                            CURRENT ASSETS at year-end 1999 increased $706
                        million from year-end 1998 primarily due to higher trade receivables (including the effects of the expiration in 1999 of a program to sell accounts receivables), higher deferred income taxes, the recording of an inter-group income tax receivable and the purchase of Kobe Steel, Ltd.'s 50% membership interest and consolidation of Lorain Tubular Company, LLC.

                            CURRENT LIABILITIES in 1999 increased $250 million
                        from 1998 primarily due to increased accounts payable impacted by costs associated with higher production levels in the latter part of 1999 compared with the same 1998 period, and the purchase of Kobe Steel, Ltd.'s 50% membership interest and consolidation in 1999 of Lorain Tubular Company, LLC.

                            TOTAL LONG-TERM DEBT AND NOTES PAYABLE at December
                        31, 1999 of $915 million was $426 million higher than year-end 1998. This increase was largely due to the replacement of a $350 million accounts receivable program, which was accounted for as a sale of accounts receivable, with a facility of the same size now accounted for as a secured borrowing. For additional discussion on the facility, see Note 16 to the USX Corporation Consolidated Financial Statements. Excluding the impact of the replacement of the receivables program, the increase in debt was primarily due to lower cash flow provided from operating activities partially offset by reduced net cash used in investing activities and the satisfaction of indexed debt. For further discussion of indexed debt, see Note 5 to the U. S. Steel Group Financial Statements. Virtually all of the debt is a direct obligation of, or is guaranteed by, USX.

                            NET CASH USED IN OPERATING ACTIVITIES in 1999 was
                        $80 million including a net payment of $320 million upon the expiration of the accounts receivable program discussed above and a payment of $20 million to the United Steelworkers of America ("USWA") Voluntary Employee Benefit Association Trust ("VEBA"). Net cash provided from operating activities was $380 million in 1998 and included proceeds of $38 million for the insurance litigation settlement pertaining to the 1995 Gary Works No. 8 blast furnace explosion and the payment of $30 million for the repurchase of sold accounts receivable. Excluding these non-recurring items in both years, net cash provided from operating activities decreased $112 million in 1999 due mainly to decreased profitability.

                            The U. S. Steel Group's net cash provided from
                        operating activities in 1997 included payments of $80 million in elective funding of retiree life insurance of union and nonunion participants, $70 million to the USWA VEBA, $49 million to fund the U. S. Steel Group's principal pension plan for the 1996 plan year and receipts of $40 million in insurance recoveries related to the 1996 Gary Works No. 13 hearth breakout. Excluding these items, net cash provided from operating activities decreased $263 million in 1998 due mainly to decreased profitability and unfavorable working capital changes.

                            CAPITAL EXPENDITURES in 1999 included the completion
                        of the new 64" pickle line at Mon Valley Works; the replacement of three coilers at the Gary hot strip mill, one of which was installed in 1999; an upgrade to the Mon Valley cold rolling mill; replacement of coke battery thruwalls at Gary Works; several projects at Gary Works allowing for production of specialized high strength steels, primarily for the automotive market; and completion of the conversion of the Fairfield pipemill to use rounds instead of square blooms. Capital expenditures in 1998 included a reline of the Gary Works No. 6 blast furnace, an upgrade to the galvanizing line at Fairless Works, replacement of coke battery thruwalls at Gary Works, conversion of the Fairfield pipemill to use rounds and additional environmental expenditures primarily at Fairfield Works and Gary Works. Capital expenditures in 1997 included a blast furnace reline at Mon Valley Works, a new heat treat line for plates at Gary Works and additional environmental expenditures primarily at Gary Works. Contract commitments for capital expenditures at year-end 1999 were $83 million, compared with $188 million at year-end 1998.

                            Capital expenditures for 2000 are expected to be
                        approximately $230 million including continued coke battery thruwall repairs at Gary Works, installation of the remaining two coilers at Gary's hot strip mill, a blast furnace stove replacement at Gary Works and a Mon Valley cold mill upgrade.

                            The preceding statement concerning expected 2000
                        capital expenditures is a forward-looking statement. This forward-looking statement is based on assumptions, which can be affected by (among other things) levels of cash flow from operations, whether or not assets are purchased or financed by operating leases, unforeseen hazards such as weather conditions, explosions or fires, and delays in obtaining government or partner approval, which could delay the timing of completion of particular capital projects. Accordingly, actual results may differ materially from current expectations in the forward-looking statement.

                            INVESTMENTS IN AFFILIATES in 1999 of $15 million was
                        an investment in Republic. Investments in affiliates in 1998 of $73 million mainly reflects funding for entry into a joint venture in the Slovak Republic with VSZ a.s. ("VSZ"). Investments in affiliates in 1997 of $26 million included funding of equity affiliate capital projects (mainly the construction of a second galvanizing line at PRO-TEC).

                            CASH FROM DISPOSAL OF ASSETS totaled $10 million in
                        1999, compared with $21 million in 1998 and $420 million in 1997. The 1997 proceeds included $361 million from
                        U. S. Steel's entry into a strategic partnership with two limited partners to acquire an interest in three coke batteries at its Clairton Works and $15 million from the sale of the plate mill at the U. S. Steel Group's former Texas Works.

                            FINANCIAL OBLIGATIONS increased by $486 million and
                        $9 million in 1999 and 1998, respectively, and decreased $567 million in 1997. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups as well as debt and financing agreements specifically attributed to the U. S. Steel Group. The increase in 1999 primarily reflected the net effects of cash used in operating and investing activities and dividend payments. The decrease in 1997 primarily reflected the net effects of cash from operating activities, asset sales and capital expenditures. For a discussion of USX financing activities attributed to both groups, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                            The U. S. Steel Group's environmental expenditures
                       for the last three years were(a):

                        (DOLLARS IN MILLIONS)                                                    1999         1998         1997
                       -----------------------------------------------------------------------------------------------------------
                        Capital                                                               $     32     $     49     $     43
                        Compliance
                         Operating & maintenance                                                   199          198          196
                         Remediation(b)                                                             22           19           29
                                                                                               --------     --------     --------
                              Total U. S. Steel Group                                         $    253     $    266     $    268
                       -----------------------------------------------------------------------------------------------------------

                        (a) Based on previously established U. S. Department of
                            Commerce survey guidelines.
                        (b) These amounts include spending charged against such
                            reserves, net of recoveries where permissible, but do not include noncash provisions recorded for environmental remediation.

                            The U. S. Steel Group's environmental capital
                        expenditures accounted for 11%, 16% and 16% of total capital expenditures in 1999, 1998 and 1997, respectively.

                            Compliance expenditures represented 4% of the U. S.
                        Steel Group's total costs and expenses in 1999, 1998 and 1997. Remediation spending during 1997 to 1999 was mainly related to remediation activities at former and present operating locations. These projects include continuing remediation at an IN SITU uranium mining operation and former coke-making facilities and the closure of permitted hazardous and non-hazardous waste landfills.

                            The Resource Conservation and Recovery Act ("RCRA")
                        establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

                            The U. S. Steel Group is in the study phase of RCRA
                        corrective action programs at its Fairless Works and its former Geneva Works. A RCRA corrective action program has been initiated at its Gary Works and its Fairfield Works. Until the studies are completed at these facilities, USX is unable to estimate the total cost of remediation activities that will be required.

                            USX has been notified that it is a potential
                        responsible party ("PRP") at 26 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of December 31, 1999. In addition, there are 12 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 32 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U.S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See
                        Note 25 to the U. S. Steel Group Financial Statements.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                            In 1998, USX entered into a consent decree with the
                        Environmental Protection Agency ("EPA") which resolved alleged violations of the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit at Gary Works and provides for a sediment remediation project for a section of the Grand Calumet River that runs through Gary Works. Contemporaneously, USX entered into a consent decree with the public trustees which resolves potential liability for natural resource damages on the same section of the Grand Calumet River. In 1999, USX paid civil penalties of $2.9 million for the alleged water act violations and $0.5 million in natural resource damages assessment costs. In addition, USX will pay the public trustees $1 million at the end of the remediation project for future monitoring costs and USX is obligated to purchase and restore several parcels of property that have been or will be conveyed to the trustees. During the negotiations leading up to the settlement with EPA, capital improvements were made to upgrade plant systems to comply with the NPDES requirements. The sediment remediation project is an approved final interim measure under the corrective action program for Gary Works and is expected to cost approximately $30 million over the next six years. Estimated remediation and monitoring costs for this project have been accrued.

                            In addition, remediation of contaminated sediments
                        in the Gary Vessel Slip has been implemented as an interim measure under the corrective action program. The work is completed and is expected to cost $2.5 million.

                            New or expanded environmental requirements, which
                        could increase the U. S. Steel Group's environmental costs, may arise in the future. USX intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information, and existing laws and regulations as currently implemented, the U. S. Steel Group does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2000. The U. S. Steel Group's capital expenditures for environmental are expected to be approximately $27 million in 2000 and are expected to be spent on projects primarily at Gary Works and Fairfield Works. Predictions beyond 2000 can only be broad-based estimates which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, the U. S. Steel Group anticipates that environmental capital expenditures will be approximately $16 million in 2001; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                            USX is the subject of, or a party to, a number of
                        pending or threatened legal actions, contingencies and commitments relating to the U. S. Steel Group involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 25 to the U. S. Steel Group Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the U. S. Steel Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

                            In 1999, average realized steel prices and steel
                        shipments continued to be negatively impacted by the ongoing effects of steel imports and weak plate and tubular markets.

                            Average realized steel prices were 10.4% lower in
                        1999 versus 1998 due primarily to U. S. Steel realizing lower prices on most products. In 1999, average realized steel prices on sheet products were 7.8% lower versus 1998.

                            Steel shipments were 10.6 million tons in 1999, 10.7
                        million tons in 1998, and 11.6 million tons in 1997. U.S. Steel Group shipments comprised approximately
                        10.1% of the domestic steel market in 1999. In 1999 and 1998, U. S. Steel shipments were negatively affected by an increase in imports and weak tubular markets.
                        Exports accounted for approximately 3% of U. S. Steel Group shipments in 1999 and 4% in both 1998 and 1997.

                            Raw steel production was 12.0 million tons in 1999,
                        compared with 11.2 million tons in 1998 and 12.3 million tons in 1997. Raw steel production averaged 94% of capability in 1999, compared with 88% of capability in 1998 and 97% of capability in 1997. In 1998, raw steel production was negatively affected by a planned reline at Gary Works No. 6 blast furnace, an unplanned blast furnace outage at the Gary Works No. 13 blast furnace, and the idling of certain facilities as a result of the increase in imports. Because of market conditions, U. S. Steel Group curtailed its production by keeping the Gary Works No. 6 blast furnace out of service until February 1999, after a scheduled reline was completed in mid-August 1998. In addition, raw steel production was cut back at Mon Valley Works and Fairfield Works during 1998. U. S. Steel's stated annual raw steel production capability was 12.8 million tons in 1999, 1998 and 1997.

                            On September 30, 1998, U. S. Steel joined with 11
                        other producers, the USWA and the Independent Steelworkers Union ("ISU") to file trade cases against hot-rolled carbon steel products from Japan, Russia, and Brazil. A final antidumping ("AD") order against Japan was issued on June 23, 1999. In the cases against Brazil, on July 7, 1999, the U. S. Department of Commerce ("Commerce") announced final countervailing ("CVD") and AD duty determinations and, contemporaneously, announced that it had entered into agreements with Brazil to suspend the investigations. In the case against Russia, on July 13, 1999, Commerce announced final AD duty determinations and, contemporaneously, announced that it had entered into an agreement with Russia to suspend the investigation. In addition, Commerce announced that it had also entered into a comprehensive agreement concerning all steel product imports from Russia except for plate products

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                        and hot-rolled products. Plate products from Russia are subject to a suspension agreement signed in 1997. On August 16, 1999, U. S. Steel, along with four other integrated domestic producers, filed appeals with the U.S. Court of International Trade challenging the hot-rolled carbon steel suspension agreements with Brazil and Russia.

                            On February 16, 1999, U. S. Steel joined with four
                        other producers and the USWA to file trade cases against eight countries (Japan, South Korea, India, Indonesia, Macedonia, the Czech Republic, France, and Italy) concerning imports of cut-to-length plate products. AD cases were filed against all the countries and CVD duty cases were filed against all of the countries except Japan and the Czech Republic. On April 2, 1999, the
                        U.S. International Trade Commission ("ITC") determined that the volume of imports from Macedonia and the Czech Republic were negligible thereby terminating the investigations as to those countries. On February 11, 2000, final AD orders were issued against all the remaining countries, and final CVD orders were issued in all of the remaining CVD cases.

                            On June 2, 1999, U. S. Steel joined with eight other
                        producers, the USWA and the ISU to file trade cases against twelve countries (Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey, and Venezuela) concerning imports of cold-rolled sheet products. AD cases were filed against all the countries and CVD duty cases were filed against Brazil, Indonesia, Thailand, and Venezuela. On July 19, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries. It decided, however, to discontinue the investigations of subsidies on imports from Indonesia, Thailand, and Venezuela. After having found preliminary margins against each of the countries in each of the remaining cases, Commerce has announced final AD margins against Argentina, Brazil, Japan, Russia, South Africa, and Thailand, and final CVD margins against Brazil. Final decisions from Commerce as to the remaining countries are expected in the first half of 2000. Commerce has announced that it has entered into an agreement with Russia to suspend the investigation. After a final injury hearing, on March
                        3, 2000, the ITC determined that the imports from Argentina, Brazil, Japan, Russia, South Africa, and Thailand were not causing material injury to the domestic industry, terminating the cases against these countries. The ITC's final injury determination for the remaining six countries is still pending.

                            On June 30, 1999, U. S. Steel joined with four other
                        producers and the USWA to file trade cases against five countries (the Czech Republic, Japan, Mexico, Romania, and South Africa) concerning imports of large and small diameter carbon and alloy standard, line, and pressure pipe. On August 13, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries and Commerce has announced preliminary duty determinations in each of the cases. These cases are subject to further investigation by both the ITC and Commerce.

                            U. S. Steel intends to file additional anti-dumping
                        and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group. For additional information regarding levels of imported steel, see discussion of "Outlook for 2000" below.

                            On September 1, 1999, Commerce and the ITC published
                        public notices announcing the initiation of the mandatory five-year "sunset reviews" of antidumping and countervailing duty orders issued as a result of the cold-rolled, corrosion-resistant, and cut-to-length plate cases filed by the domestic industry in 1992. Under the "sunset review" procedure, an order must be revoked after five years

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                        unless Commerce and the ITC determine that dumping or a countervailable subsidy is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Of the 34 orders issued concerning the various products imported from various countries, 28 will be the subject of expedited review at Commerce because there was no response, inadequate response, or waiver of participation by the respondent parties. Therefore, at Commerce, only six of the orders (corrosion-resistant, cold-rolled, and cut-to-length plate from Germany; corrosion-resistant from Japan; cold-rolled from the Netherlands; and cut-to-length plate from Romania) will be the subject of a full review. The ITC has indicated that it will conduct full reviews in all 34 of the cases, despite the fact that responses by some of the respondent countries were inadequate.

                            On October 28, 1999, Weirton Steel, along with the
                        USWA and the ISU, filed a trade case against tin- and chromium-coated steel sheet imports from Japan. In December 1999, the ITC issued its preliminary determination that the domestic industry is being injured as a result of the imports from Japan. Commerce is expected to make an announcement concerning preliminary duty margins by the end of March 2000. This case is subject to further investigation by both the ITC and Commerce.

                            In August 1999, members of United Steelworkers of
                        America ("USWA") ratified a new five-year labor contract, effective August 1, 1999, covering approximately 14,500 employees. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such competitors will be materially affected.

                            U. S. Steel Mining Company, LLC ("U. S. Steel
                        Mining") entered into a five-year contract with the United Mine Workers of America ("UMWA"), effective January 1, 1998, covering approximately 1,000 employees. This agreement followed that of other major mining companies.

                            The U. S. Steel Group depreciates steel assets by
                        modifying straight-line depreciation based on the level of production. Depreciation charges for 1999, 1998, and 1997 were 99%, 93%, and 102%, respectively, of straight-line depreciation based on production levels for each of the years. See Note 2 to the U. S. Steel Group Financial Statements.

                        OUTLOOK FOR 2000

                            U. S. Steel expects shipment volumes and average
                        steel product prices to be higher in 2000 compared to 1999. In recent years, demand for steel in the United States has been at high levels. Any weakness in the United States economy for capital goods or consumer durables could further adversely impact U. S.
                        Steel Group's product prices and shipment level.

                            Income from equity affiliates will be negatively
                        impacted by losses associated with Republic. Republic has stated that it expects to incur operating losses through 2000 and nonrecurring charges associated with the consolidation of the combined operations. U. S. Steel will recognize its share of any such losses under the equity method of accounting.

                            In August 1999, members of the USWA ratified a new
                        five-year labor contract. The new labor contract, which includes $2.00 in hourly wage increases phased in over the term of the agreement beginning in 2000 as well as pension and other benefit improvements for active and retired employees and spouses, will result in higher labor and benefit costs for the U. S. Steel Group each year

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                        throughout the term of the contract. Management believes that this agreement is competitive with labor agreements reached by U. S. Steel's major domestic integrated competitors and thus does not believe that U. S. Steel's competitive position with regard to such competitors will be materially affected.

                            Steel imports to the United States accounted for an
                        estimated 26%, 30% and 24% of the domestic steel market for the years 1999, 1998 and 1997, respectively. Steel imports of hot rolled and cold rolled steel decreased 34% in 1999, compared to 1998. Steel imports of plates decreased 52% compared to 1998. For most products, U. S. Steel's order books are strong and prices are increasing. The trade cases have had a positive impact, however, high import levels remain a problem and will continue to affect the industry throughout the year.

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

                        YEAR 2000

                            U. S. Steel experienced only nominal problems during
                        the year-end rollover to the Year 2000, none of which impacted production operations. After a planned short pause in operations over the year-end rollover, facilities were restarted on schedule and full production quickly resumed. To-date, no Year 2000 related problems have been encountered with third-parties.

                            Substantially all processes and systems have been
                        run successfully in production mode after the rollover; but until this is complete, there is a potential for Year 2000 related problems, especially for business systems. Accordingly, U. S. Steel plans to continue to closely monitor the processes and systems to ensure that dates and date-related information are accurately represented and displayed on all output.

                            Total costs associated with Year 2000 project for
                        U.S. Steel were $28 million, including $17 million of incremental costs.

                        ACCOUNTING STANDARDS

                            In June 1998, the Financial Accounting Standards
                        Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires recognition of all derivatives as either assets or liabilities at fair value. SFAS No. 133 may result in additional volatility in both current period earnings and other comprehensive income as a result of recording recognized and unrecognized gains and losses resulting from changes in the fair value of derivative instruments. The transition adjustment resulting from adoption of SFAS No. 133 will be reported as a cumulative effect of a change in accounting principle.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS   CONTINUED

                            Under the new Standard, USX may elect not to
                        designate certain derivative instruments as hedges even if the strategy qualifies for hedge accounting treatment. This approach would eliminate the administrative effort needed to measure effectiveness and monitor such instruments; however, this approach also may result in additional volatility in current period earnings.

                            USX cannot reasonably estimate the effect of
                        adoption on either the financial position or results of operations. It is not possible to estimate what effect this Statement will have on future results of operations, although greater period-to-period volatility is likely. USX plans to adopt the Standard effective January 1, 2001.

                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK

                        MANAGEMENT OPINION CONCERNING DERIVATIVE INSTRUMENTS

                            USX uses commodity-based and foreign currency
                        derivative instruments to manage its price risk. Management has authorized the use of futures, forwards, swaps and options to manage exposure to price fluctuations related to the purchase, production or sale of crude oil, natural gas, refined products, nonferrous metals and electricity. For transactions that qualify for hedge accounting, the resulting gains or losses are deferred and subsequently recognized in income from operations, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period in income from operations. While USX's risk management activities generally reduce market risk exposure due to unfavorable commodity price changes for raw material purchases and products sold, such activities can also encompass strategies that assume price risk.

                            Management believes that use of derivative
                        instruments along with risk assessment procedures and internal controls does not expose the U. S. Steel Group to material risk. The use of derivative instruments could materially affect the U. S. Steel Group's results of operations in particular quarterly or annual periods. However, management believes that use of these instruments will not have a material adverse effect on financial position or liquidity. For a summary of accounting policies related to derivative instruments, see Note 2 to U. S. Steel Group Financial Statements.

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

                        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK   CONTINUED

                            Sensitivity analyses of the incremental effects on
                        pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments as of December 31, 1999 and December 31, 1998, are provided in the following table(a):

                        (DOLLARS IN MILLIONS)
                       -----------------------------------------------------------------------------------------------------------
                                                                                                INCREMENTAL DECREASE IN
                                                                                               PRETAX INCOME ASSUMING A
                                                                                                  HYPOTHETICAL PRICE
                                                                                                     CHANGE OF(a)
                                                                                            1999                      1998
                        Derivative Commodity Instruments                            10%          25%          10%          25%
                       -----------------------------------------------------------------------------------------------------------
                        U. S. Steel Group:
                         Natural gas (price decrease)(d)
                           Other than trading                                    $     1.8    $     4.6    $     2.3    $     5.6
                         Zinc (price decrease)(d)
                           Other than trading                                          2.0          5.0          1.6          3.9
                         Nickel (price decrease)(d)
                           Other than trading                                           -            -            .1           .2
                         Tin (price decrease)(d)
                           Other than trading                                           .2           .6           .1           .2
                         Heating oil (price decrease)(d)
                           Other than trading                                           -            -            -            .1
                       -----------------------------------------------------------------------------------------------------------

                        (a) Gains and losses on derivative commodity instruments
                            are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% decreases in closing commodity prices for each open contract position at December 31, 1999 and December 31, 1998.
                            U. S. Steel Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to December 31, 1999, would cause future pretax income effects to differ from those presented in the table.

                            While these derivative commodity instruments are
                        generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. The
                        U. S. Steel Group recorded net pretax other than trading activity losses of $4 million in 1999, losses of $6 million in 1998, and gains of $5 million in 1997. These gains and losses were offset by changes in the realized prices of the underlying hedged commodities. For additional quantitative information relating to derivative commodity instruments, including aggregate contract values and fair values, where appropriate, see
                        Note 23 to the U. S. Steel Group Financial Statements.

                        INTEREST RATE RISK

                            USX is subject to the effects of interest rate
                        fluctuations on certain of its non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% decrease in year-end 1999 and 1998 interest rates on the fair value of the U. S. Steel Group's specifically attributed non-derivative financial instruments and the U. S. Steel Group's portion of USX's non-derivative financial instruments attributed to both groups, is provided in the following table:

                        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK   CONTINUED

                        (DOLLARS IN MILLIONS)
                       -----------------------------------------------------------------------------------------------------------
                        As of December 31,                                    1999                               1998
                                                                                     Incremental                       Incremental
                                                                                     Increase in                       Increase in
                        Non-Derivative                         Carrying      Fair        Fair      Carrying    Fair       Fair
                        Financial Instruments(a)               Value(b)    Value(b)    Value(c)    Value(b)   Value(b)   Value(c)
                       -----------------------------------------------------------------------------------------------------------
                        Financial assets:
                         Investments and
                           long-term receivables(d)           $     122   $    122   $      -    $     120   $     120  $      -
                       -----------------------------------------------------------------------------------------------------------
                        Financial liabilities:
                         Long-term debt(e)(f)                 $     823   $    835   $      20   $     381   $     406  $      16
                         Preferred stock of subsidiary(g)            66         63           5          66          66          5
                         USX obligated mandatorily
                           redeemable convertible preferred
                           securities of a subsidiary trust(g)      183        169          15         182         165         13
                                                              ---------  ---------   ---------   ---------   ---------  ---------
                              Total liabilities               $   1,072   $  1,067   $      40   $     629   $     637  $      34
                       -----------------------------------------------------------------------------------------------------------

                       (a) Fair values of cash and cash equivalents,
                           receivables, notes payable, accounts payable and accrued interest, approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
                       (b) See Note 24 to the U. S. Steel Group Financial
                           Statements.
                       (c) Reflects, by class of financial instrument, the
                           estimated incremental effect of a hypothetical 10% decrease in interest rates at December 31, 1999 and December 31, 1998, on the fair value of non-derivative financial instruments. For financial liabilities, this assumes a 10% decrease in the weighted average yield to maturity of USX's long-term debt at December 31, 1999 and December 31, 1998.
                       (d) For additional information, see Note 15 to the U. S.
                           Steel Group Financial Statements.
                       (e) Includes amounts due within one year.
                       (f) Fair value was based on market prices where
                           available, or current borrowing rates for financings with similar terms and maturities. For additional information, see Note 10 to the U. S. Steel Group Financial Statements.
                       (g) See Note 23 to the USX Consolidated Financial
                           Statements.

                            At December 31, 1999, USX's portfolio of long-term
                        debt was comprised primarily of fixed-rate instruments. Therefore, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. This sensitivity is illustrated by the $20 million increase in the fair value of long-term debt assuming a hypothetical 10% decrease in interest rates. However, USX's sensitivity to interest rate declines and corresponding increases in the fair value of its debt portfolio would unfavorably affect USX's results and cash flows only to the extent that USX elected to repurchase or otherwise retire all or a portion of its fixed-rate debt portfolio at prices above carrying value.

                        FOREIGN CURRENCY EXCHANGE RATE RISK

                            At December 31, 1999, the U. S. Steel Group had no
                        material exposure to foreign currency exchange rate risk.

                        EQUITY PRICE RISK

                            USX was subject to equity price risk resulting from
                        its issuance in December 1996 of $117 million of 6-3/4% Exchangeable Notes due February 1, 2000 ("indexed debt"). On March 31, 1999, USX irrevocably deposited with a trustee the entire 5.5 million shares it owned in RTI. The deposit of shares resulted in the satisfaction of USX's obligation under the indexed debt. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity. All shares were required for satisfaction of the indexed debt; therefore, none reverted back to USX.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors and executive officers of USX required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in USX's Proxy Statement dated March 13, 2000, for the 2000 Annual Meeting of Stockholders.

         The executive officers of USX or its subsidiaries and their ages as of February 1, 2000, are as follows:

USX -- CORPORATE
    Albert E. Ferrara, Jr......    51   Vice President--Strategic Planning
    Edward F. Guna.............    51   Vice President & Treasurer
    Robert M. Hernandez........    55   Vice Chairman & Chief Financial Officer
    Kenneth L. Matheny.........    52   Vice President & Comptroller
    Dan D. Sandman.............    51   General Counsel, Secretary and Senior Vice President--Human Resources
                                        & Public Affairs
    Terrence D. Straub.........    54   Vice President--Governmental Affairs
    Thomas J. Usher............    57   Chairman of the Board of Directors & Chief Executive Officer
    Charles D. Williams........    64   Vice President--Investor Relations

USX -- MARATHON GROUP
    Clarence P. Cazalot, Jr....    49   Vice Chairman--USX Corporation and President--Marathon Oil Company
    Ron S. Keisler.............    53   Senior Vice President--Worldwide Exploration--Marathon Oil Company
    William F. Madison.........    57   Senior Vice President--Worldwide Production--Marathon Oil Company
    John T. Mills..............    52   Senior Vice President--Finance & Administration--Marathon Oil Company
    John V. Parziale...........    59   Senior Vice President--Planning & Technical Resources--Marathon Oil Company
    William F. Schwind, Jr.....    55   General Counsel & Secretary--Marathon Oil Company

            On March 2, 2000, USX Corporation announced that the board of directors elected Clarence P. Cazalot, Jr. president of Marathon Oil Company. Mr. Cazalot was also named a vice--chairman of USX Corporation and elected to the USX board. Mr. Cazalot had been employed by Texaco Inc. since 1972 where held a number of senior posts. Mr. Cazalot's latest position was vice president of Texaco Inc. and president -- production operations.

USX -- U. S. STEEL GROUP
    Charles G. Carson, III.....    57   Vice President--Environmental Affairs
    John J. Connelly...........    53   Vice President--Long Range Planning & International Business
    Roy G. Dorrance............    54   Executive Vice President--Sheet Products
    Charles C. Gedeon..........    59   Executive Vice President--Raw Materials & Diversified Businesses
    Gretchen R. Haggerty.......    44   Vice President--Accounting & Finance
    Bruce A. Haines............    55   Vice President--Technology & Management Services
    J. Paul Kadlic.............    58   Vice President--Sales
    David H. Lohr..............    46   Vice President--Operations
    Thomas W. Sterling, III....    52   Vice President--Employee Relations
    Stephan K. Todd............    54   General Counsel
    Paul J. Wilhelm............    57   Vice Chairman--USX Corporation and President--U. S. Steel Group


         With the exception of Mr. Cazalot as mentioned above, all of the executive officers have held responsible management or professional positions with USX or its subsidiaries for more than the past five years.

ITEM 11.   MANAGEMENT REMUNERATION

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation and Other Information" in USX's Proxy Statement dated March 13, 2000, for the 2000 Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the material appearing under the headings, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in USX's Proxy Statement dated March 13, 2000, for the 2000 Annual Meeting of Stockholders.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the material appearing under the heading "Transactions" in USX's Proxy Statement dated March 13, 2000, for the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      A.   DOCUMENTS FILED AS PART OF THE REPORT
       1.  Financial Statements
           Financial Statements filed as part of this report are listed on the Index to Financial Statements, Supplementary Data, Management's Discussion and Analysis, and Quantitative and Qualitative Disclosures About Market Risk of USX Consolidated, the Marathon Group and the U.S. Steel Group, immediately preceding pages U-1, M-1 and S-1, respectively.

       2.  Financial Statement Schedules and Supplementary Data
                Financial Statement Schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

                Supplementary Data --
                  Summarized Financial Information of Marathon Oil Company is provided on page 61. Disclosures About Forward-Looking Statements are provided beginning on page 62.

      B.   REPORTS ON FORM 8-K

          Form 8-K dated October 13, 1999, reporting under Item 5. Other Events, the retirement of Victor G. Beghini, president of Marathon Oil Company, on October 31, 1999.

          Form 8-K dated February 17, 2000, reporting under Item 5. Other Events, the filing of the audited Financial Statements and Supplementary Data for the fiscal year ended December 31, 1999, reports of independent accountants and Financial Data Schedule.

          Form 8-K dated March 3, 2000, reporting under Item 5. Other Events, the election of Clarence P. Cazalot, Jr. as vice-chairman of USX Corporation and president of Marathon Oil
          Company.

      C.   EXHIBITS


Exhibit No.

      3.   Articles of Incorporation and By-Laws
           (a)  USX Restated Certificate of
                Incorporation dated May 1, 1999...................    Incorporated by reference to Exhibit 3.1 to
                                                                      the USX Report on Form 10-Q for the quarter
                                                                      ended June 30, 1999.

           (b)  USX By-Laws, effective
                as of May 1, 1999.................................    Incorporated by reference to Exhibit 3.2 to
                                                                      the USX Report on Form 10-Q for the quarter
                                                                      ended June 30, 1999.






       4.  Instruments Defining the Rights of Security Holders,
           Including Indentures
           (a)  Credit Agreement dated as of
                August 18, 1994, as amended by an Amended
                and Restated Credit Agreement dated
                August 7, 1996....................................    Incorporated by reference to Exhibit 4(a) to
                                                                      USX Reports on Form 10-Q for the quarters
                                                                      ended September 30, 1994, and June 30, 1996.

           (b)  Rights Agreement, dated as of.....................    Incorporated by reference to Exhibit 4 to
                September 28, 1999, between                           USX's Form 8-K filed on September 28,
                USX Corporation and ChaseMellon Shareholder           1999.
                Services, L.L.C., as Rights Agent

           (c) Pursuant to 17 CFR 229.601(b)(4)(iii), instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of USX. USX hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

      10.  Material Contracts

           (a)  USX 1990 Stock Plan, As
                Amended April 28, 1998............................    Incorporated by reference to Annex II to the USX
                                                                      Proxy Statement dated March 9, 1998.

           (b)  USX Annual Incentive Compensation
                Plan, As Amended March 26, 1991...................

           (c)  USX Senior Executive Officer Annual
                Incentive Compensation Plan, As Amended
                April 28, 1998....................................    Incorporated by reference to Annex I to the
                                                                      USX Proxy Statement dated March 9, 1998.

           (d)  Marathon Oil Company Annual Incentive
                Compensation Plan, As Amended
                November 23, 1999.................................

           (e)  USX Executive Management
                Supplemental Pension Program, As Amended
                January 1, 1999...................................

           (f)  USX Supplemental Thrift Program, As Amended
                January 1, 1999...................................

           (g)  Amended and Restated Limited Liability
                Company Agreement of Marathon Ashland
                Petroleum LLC, dated as of December 31, 1998......    Incorporated by reference to Exhibit 10(h) of
                                                                      USX Form 10-Q for the quarter ended June 30,
                                                                      1999.






           (h)  Amendment No. 1 dated as of December 31, 1998
                to the Put/Call, Registration Rights and Standstill
                Agreement of Marathon Ashland Petroleum LLC
                dated as of January 1, 1998.......................    Incorporated by reference to Exhibit 10.2 of USX
                                                                      Form 8-K dated January 1, 1998, and Exhibit 10(i)
                                                                      of USX Form 10-Q for the quarter ended June 30, 1999.

           (i)  Form of Severance Agreements between the
                Corporation and Various Officers..................    Incorporated by reference to Exhibit 10 of USX
                                                                      form 10-Q for the quarter ended September 30,
                                                                      1999.

           (j)  USX Deferred Compensation Plan
                For Non-Employee Directors
                effective January 1, 1997.........................    Incorporated by reference to Exhibit 10(k) to
                                                                      the USX Form 10-K for the year ended December
                                                                      31, 1996.
           (k)  Agreement between Marathon Oil Company and Clarence
                P. Cazalot, Jr., executed February 28, 2000.

      12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

      12.2    Computation of Ratio of Earnings to Fixed Charges

      21.     List of Significant Subsidiaries

      23.     Consent of Independent Accountants

      27.     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on March 13, 2000.

                                                   USX CORPORATION

                               By   /s/       Kenneth L. Matheny
                                    -------------------------------------
                                                  KENNETH L. MATHENY
                                             VICE PRESIDENT & COMPTROLLER

                       SIGNATURE                                              TITLE
                       ---------                                              -----

                                                              Chairman of the Board of Directors,
/s/                 Thomas J. Usher                           Chief Executive Officer and Director
--------------------------------------------------------
                    THOMAS J. USHER

                                                              Vice Chairman & Chief Financial Officer
/s/               Robert M. Hernandez                                     and Director
--------------------------------------------------------
                  ROBERT M. HERNANDEZ

/s/               Kenneth L. Matheny                              Vice President & Comptroller
--------------------------------------------------------
                  KENNETH L. MATHENY

/s/                Neil A. Armstrong                                        Director
--------------------------------------------------------
                   NEIL A. ARMSTRONG

/s/                Jeanette G. Brown                                        Director
--------------------------------------------------------
                   JEANETTE G. BROWN

                                                                            Director
--------------------------------------------------------
               CLARENCE P. CAZALOT, JR.

/s/                 J. Gary Cooper                                          Director
--------------------------------------------------------
                    J. GARY COOPER

/s/                Charles A. Corry                                         Director
--------------------------------------------------------
                   CHARLES A. CORRY

/s/                 Charles R. Lee                                          Director
--------------------------------------------------------
                    CHARLES R. LEE

/s/                  Paul E. Lego                                           Director
--------------------------------------------------------
                     PAUL E. LEGO

/s/                  Ray Marshall                                           Director
--------------------------------------------------------
                     RAY MARSHALL

/s/              John F. McGillicuddy                                       Director
--------------------------------------------------------
                 JOHN F. MCGILLICUDDY

/s/               Seth E. Schofield                                        Director
--------------------------------------------------------
                   SETH E. SCHOFIELD

/s/                  John W. Snow                                           Director
--------------------------------------------------------
                     JOHN W. SNOW

/s/                 Paul J. Wilhelm                                         Director
--------------------------------------------------------
                    PAUL J. WILHELM

/s/               Douglas C. Yearley                                        Director
--------------------------------------------------------
                  DOUGLAS C. YEARLEY

                       GLOSSARY OF CERTAIN DEFINED TERMS


The following definitions apply to terms used in this document:

Arnold---------------------------   Ewing Bank Block 963
bcfd-----------------------------   billion cubic feet per day
BOE------------------------------   barrels of oil equivalent
bpd------------------------------   barrels per day
CAA------------------------------   Clean Air Act
CERCLA---------------------------   Comprehensive Environmental Response, Compensation, and
                                      Liability Act
CIPCO----------------------------   Carnegie Interstate Pipeline Company
Clairton Partnership-------------   Clairton 1314B Partnership, L.P.
CLAM-----------------------------   CLAM Petroleum B.V.
CWA------------------------------   Clean Water Act
DD&A-----------------------------   depreciation, depletion and amortization
Delhi Companies------------------   Delhi Gas Pipeline Company and other subsidiaries of
                                      USX that comprised all of the Delhi Group
Delhi Stock----------------------   USX-Delhi Group Common Stock
DESCO----------------------------   Double Eagle Steel Coating Company
DOE------------------------------   Department of Energy
DOJ------------------------------   U. S. Department of Justice
downstream ----------------------   refining, marketing and transportation operations
E&P------------------------------   exploration and production
exploratory----------------------   wildcat and delineation, i.e., exploratory wells
Gulf-----------------------------   Gulf of Mexico
IMV------------------------------   Inventory Market Valuation
Indexed Debt---------------------   6-3/4% Exchangeable Notes Due February 1, 2000
Kobe-----------------------------   Kobe Steel Ltd.
LNG------------------------------   liquefied natural gas
MACT-----------------------------   Maximum Achievable Control Technology
MAP------------------------------   Marathon Ashland Petroleum LLC
MTBE-----------------------------   Methyl tertiary butyly ether
Marathon-------------------------   Marathon Oil Company
Marathon Power-------------------   Marathon Power Company, Ltd.
Marathon Stock-------------------   USX-Marathon Group Common Stock
mcf------------------------------   thousand cubic feet
MCL------------------------------   Marathon Canada Limited
Minntac--------------------------   U. S. Steel's iron ore operations at Mt. Iron, Minn.
MIPS-----------------------------   8-3/4% Cumulative Monthly Income Preferred Stock
mmcfd----------------------------   million cubic feet per day
NOV------------------------------   Notice of Violation
OPA-90---------------------------   Oil Pollution Act of 1990
Oyster---------------------------   Ewing Bank Block 917
P-A------------------------------   Piltun-Astokhskoye
PaDER----------------------------   Pennsylvania Department of Environmental Resources
Petronius------------------------   Viosca Knoll Block 786
POSCO----------------------------   Pohang Iron & Steel Co., Ltd.
PRO-TEC--------------------------   PRO-TEC Coating Company, a USX and Kobe joint venture.
PRP------------------------------   potentially responsible party
RCRA-----------------------------   Resource Conservation and Recovery Act
RFI------------------------------   RCRA Facility Investigation
RI/FS----------------------------   Remedial Investigation and Feasibility Study
RM&T-----------------------------   refining, marketing and transportation
RTI------------------------------   RTI International Metals, Inc. (formerly RMI Titanium Company)
Republic-------------------------   Republic Technologies International, LLC
SAGE-----------------------------   Scottish Area Gas Evacuation
Sakhalin Energy------------------   Sakhalin Energy Investment Company Ltd.
SG&A-----------------------------   selling, general and administrative
SSA------------------------------   Speedway SuperAmerica LLC
Steel Stock----------------------   USX-U. S. Steel Group Common Stock
Tarragon-------------------------   Tarragon Oil and Gas Limited
Trust Preferred Securities-------   6.75% Convertible Quarterly Income Preferred Securities of USX
                                      Capital Trust I



                        GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

upstream-------------------------   exploration and production operations
USS-POSCO -----------------------   USS-POSCO Industries, USX and Pohang Iron & Steel Co., Ltd., joint venture.
USS/Kobe ------------------------   USX and Kobe Steel Ltd. joint venture.
USTs-----------------------------   underground storage tanks
VSZ U. S. Steel s. r.o.----------   U. S. Steel and VSZ a.s. joint venture in Kosice, Slovakia

SUPPLEMENTARY DATA
SUMMARIZED FINANCIAL INFORMATION OF MARATHON OIL COMPANY

         Included below is the summarized financial information of Marathon Oil Company, a wholly owned subsidiary of USX Corporation.

                                                                       (IN MILLIONS)
                                                                   YEAR ENDED DECEMBER 31
                                                              1999(b)      1998(b)        1997
                                                              -------      -------        ----
INCOME DATA:
         Revenues(a).....................................   $   24,309   $  21,950     $  15,807
         Income from operations..........................        1,749        964            961
         Net income......................................          640        281            430

                                                                    DECEMBER 31
                                                              1999(b)      1998(b)
BALANCE SHEET DATA:
         Assets:
           Current assets................................    $   6,067    $  4,742
           Noncurrent assets.............................       11,499      11,420
                                                                ------    ---------
              Total assets...............................    $ 17,566     $ 16,162
                                                             =========    =========

         Liabilities and stockholder's equity:
           Current liabilities...........................    $   3,294    $  2,543
           Noncurrent liabilities........................        9,276       9,428
           Preferred stock of subsidiary.................           10          17
           Minority interest in Marathon Ashland.........
              Petroleum LLC..............................        1,753       1,590
           Stockholder's equity..........................        3,233       2,584
                                                                 -----    ---------
              Total liabilities and stockholder's equity.    $  17,566    $ 16,162
                                                             =========    =========


      (a) Consists of sales, dividend and affiliate income, gain on ownership change in MAP, net gains on disposal of assets and other income.
      (b) Amounts in 1999 and 1998 include 100% of MAP and are not comparable to prior periods.

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

         The Marathon Group uses commodity-based and foreign currency derivative instruments such as futures, forwards, swaps, and options to manage exposure to price fluctuations. For transactions that qualify for hedge accounting, the resulting gains and losses are deferred and subsequently recognized in income from operations, as a component of sales or cost of sales, in the same period as the underlying physical transaction. Derivative instruments used for trading and other activities are marked-to-market and the resulting gains or losses are recognized in the current period within income from operations. While commodity-based derivative instruments are generally used to reduce risks from unfavorable commodity price movements, they also may limit the opportunity to benefit from favorable movements. Levels of hedging activity vary among oil industry competitors and could affect the Marathon Group's competitive position with respect to those competitors.

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

         Domestic flat-rolled steel supply has increased in recent years with the completion and start-up of minimills that are less expensive to build than integrated facilities, and are typically staffed by non-unionized work forces with lower base labor costs and more flexible work rules. Through the use of thin slab casting technology, minimill competitors are increasingly able to compete directly with integrated producers of higher value-added products. Such competition could adversely affect the U. S. Steel Group's future product prices and shipment levels.

         The domestic steel industry has, in the past, been adversely affected by unfairly traded imports. Steel imports to the United States accounted for an estimated 26%, 30% and 24% of the domestic steel market in 1999, 1998 and 1997, respectively. Foreign competitors typically have lower labor costs, and are often owned, controlled or subsidized by their governments, allowing their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Increases in levels of imported steel could adversely affect future market prices and demand levels for domestic steel.

         The U. S. Steel Group also competes in many markets with producers of substitutes for steel products, including aluminum, cement, composites, glass, plastics and wood. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

         The businesses of the U. S. Steel Group are aligned with cyclical industries such as the automotive, appliance, containers, construction and energy industries. As a result, future downturns in the U.S. economy or any of these industries could adversely affect the profitability of the U. S. Steel Group.

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

         Labor costs for the U. S. Steel Group are affected by collective bargaining agreements. U. S. Steel entered into a five year contract with the United Steel Workers of America, effective August 1, 1999, covering approximately 14,500 employees. The contract provided for increases in hourly wages phased over the term of the agreement beginning in 2000 as well as pension and benefit improvements for active and retired employees and spouses that will result in higher labor and benefit costs for the U.S. Steel Group each year throughout the term of the contract. To the extent that increased costs are not recoverable through the sales prices of products, future income from operations would be adversely affected.

         Income from operations for the U. S. Steel Group includes periodic pension credits (which are primarily noncash). The resulting net pension credits totaled $228 million, $186 million and $144 million in 1999, 1998 and 1997, respectively. Future net pension credits can be volatile dependent upon the future marketplace performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. Changes in any of these factors could cause net pension credits to change. To the extent that these credits decline in the future, income from operations would be adversely affected.

         The U. S. Steel Group provides health care and life insurance benefits to most employees upon retirement. Most of these benefits have not been prefunded. The accrued liability for such benefits as of December 31, 1999, was $2,122 million. To the extent that competitors do not provide similar benefits, or have been relieved of obligations to provide such benefits following bankruptcy reorganization, the competitive position of the U. S. Steel Group may be adversely affected, depending on future costs of health care.

LEGAL AND ENVIRONMENTAL FACTORS

         The profitability of the U. S. Steel Group's operations could be affected by a number of contingencies, including legal actions. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Group financial statements.

         The businesses of the U. S. Steel Group are subject to numerous environmental laws. Certain current and former U. S. Steel Group operating facilities have been in operation for many years and could require significant future accruals and expenditures to meet existing and future requirements under these laws. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of the U. S. Steel Group could be adversely affected.

OTHER FACTORS

         Holders of USX-U. S. Steel Group Common Stock are holders of common stock of USX and are subject to all the risks associated with an investment in USX and all of its businesses and liabilities. Financial impacts, arising from either of the groups, which affect the overall cost of USX's capital, could affect the results of operations and financial condition of both groups.

         For further discussion of certain of the factors described herein, and their potential effects on the businesses of the U.S. Steel Group, see Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.