Form 10-Q
period 2000-03-31
USX CORP
filed 2000-05-11
CIK 101778

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

Common stock outstanding at April 30, 2000 follows:

               USX-Marathon Group  -  311,772,963  shares
               USX-U. S. Steel Group    -   88,398,085  shares

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 2000
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION

   A.  Consolidated Corporation

       Item 1. Financial Statements:

               Consolidated Statement of Operations                  4

               Consolidated Balance Sheet                            6

               Consolidated Statement of Cash Flows                  8

               Selected Notes to Consolidated
                 Financial Statements                                9

               Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends and Ratio of
                 Earnings to Fixed Charges                          17

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                         18

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk                                          25

               Financial Statistics                                 27

   B.  Marathon Group

       Item 1. Financial Statements:

               Marathon Group Statement of Operations               28

               Marathon Group Balance Sheet                         29

               Marathon Group Statement of Cash Flows               30

               Selected Notes to Financial Statements               31

       Item 2. Marathon Group Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                              38

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        47

               Supplemental Statistics                              49

                                 USX CORPORATION
                                  SEC FORM 10-Q
                          QUARTER ENDED March 31, 2000
                           ---------------------------

                                     INDEX                        Page
                                     -----                        ----
PART I - FINANCIAL INFORMATION (Continued)

   C.  U. S. Steel Group

       Item 1. Financial Statements:

               U. S. Steel Group Statement of Operations            50

               U. S. Steel Group Balance Sheet                      51

               U. S. Steel Group Statement of Cash Flows            52

               Selected Notes to Financial Statements               53

       Item 2. U. S. Steel Group Management's Discussion
                 and Analysis of Financial Condition
                 and Results of Operations                          58

       Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                        66

               Supplemental Statistics                              68

PART II - OTHER INFORMATION


       Item 1. Legal Proceedings                                    69
       Item 5. Other Information                                    71
       Item 6. Exhibits and Reports on Form 8-K                     72

Part I - Financial Information

   A.  Consolidated Corporation

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                ------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
REVENUES:
  Sales                                               $9,372        $6,078
  Dividend and affiliate income (loss)                     4            (7)
  Net gains (losses) on disposal of assets               107           (22)
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                           4             -
  Other income                                             7             5
                                                      ------        ------
     Total revenues                                    9,494         6,054
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           7,278         4,554
  Selling, general and administrative expenses            71            52
  Depreciation, depletion and amortization               321           308
  Taxes other than income taxes                        1,163         1,025
  Exploration expenses                                    45            63
  Inventory market valuation credits                       -          (349)
                                                      ------        ------
     Total costs and expenses                          8,878         5,653
                                                      ------        ------
INCOME FROM OPERATIONS                                   616           401
Net interest and other financial costs                    95            83
Minority interest in income of Marathon Ashland
 Petroleum LLC                                            55           145
                                                      ------        ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS        466           173
Provision for estimated income taxes                     169            63
                                                      ------        ------
INCOME BEFORE EXTRAORDINARY LOSS                         297           110
Extraordinary loss on extinguishment of debt,
 net of income tax                                         -             5
                                                      ------        ------
NET INCOME                                               297           105
Dividends on preferred stock                               2             2
                                                      ------        ------
NET INCOME APPLICABLE TO COMMON STOCKS                  $295          $103
                                                      ======        ======





Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Unaudited)
                             INCOME PER COMMON SHARE
          ------------------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        2000         1999
--------------------------------------------------------------------------------
APPLICABLE TO MARATHON STOCK:
  Net income                                            $254          $119
    - Per share - basic and diluted                      .81           .38

  Dividends paid per share                               .21           .21

  Weighted average shares, in thousands
    - Basic                                          312,128      309,029
    - Diluted                                        312,285      309,196

APPLICABLE TO STEEL STOCK:
  Income (loss) before extraordinary loss                $41          $(11)
    - Per share - basic and diluted                      .45          (.13)

  Extraordinary loss, net of income tax                    -             5
    - Per share - basic and diluted                        -           .05

  Net income (loss)                                      $41          $(16)
    - Per share - basic and diluted                      .45          (.18)

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Basic                                           88,422       88,368
    - Diluted                                         88,430       88,368




















Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                    ----------------------------------------
                                     ASSETS
                                                     March 31   December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $107          $133
  Receivables, less allowance for doubtful
   accounts of $14 and $12                             2,714         2,696
  Inventories                                          2,676         2,627
  Deferred income tax benefits                           307           303
  Other current assets                                   172           218
                                                      ------        ------
     Total current assets                              5,976         5,977

Investments and long-term receivables,
 less reserves of $3 and $3                            1,330         1,247
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $17,064 and $16,799                                  12,821        12,809
Prepaid pensions                                       2,699         2,629
Other noncurrent assets                                  289           300
                                                      ------        ------
     Total assets                                    $23,115       $22,962
                                                      ======        ======
























Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
               --------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31   December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
LIABILITIES

Current liabilities:
  Notes payable                                           $7            $-
  Accounts payable                                     3,244         3,397
  Payroll and benefits payable                           457           468
  Accrued taxes                                          367           283
  Accrued interest                                        62           107
  Long-term debt due within one year                      41            61
                                                      ------        ------
     Total current liabilities                         4,178         4,316

Long-term debt, less unamortized discount              4,187         4,222
Deferred income taxes                                  1,933         1,839
Employee benefits                                      2,809         2,809
Deferred credits and other liabilities                   712           734
Preferred stock of subsidiary                            250           250
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              183           183

Minority interest in Marathon Ashland Petroleum LLC    1,811         1,753

STOCKHOLDERS' EQUITY

Preferred stock -
  6.50% Cumulative Convertible issued - 2,447,187 shares
    and 2,715,287 ($122 and $136 liquidation preference,
    respectively)                                          2             3
Common stocks:
  Marathon Stock issued - 311,772,963 shares and
   311,767,181 shares                                    312           312
  Steel Stock issued - 88,398,114 shares and
   88,397,714 shares                                      88            88
  Securities exchangeable solely into Marathon Stock
   issued - 282,839 shares and 288,621 shares              -             -
Additional paid-in capital                             4,664         4,673
Retained earnings                                      2,014         1,807
Accumulated other comprehensive income (loss)            (28)          (27)
                                                      ------        ------
     Total stockholders' equity                        7,052         6,856
                                                      ------        ------
     Total liabilities and stockholders' equity      $23,115       $22,962
                                                      ======        ======


Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                ------------------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $297          $105
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       -             5
  Minority interest in income of Marathon Ashland
   Petroleum LLC                                          55           145
  Depreciation, depletion and amortization               321           308
  Exploratory dry well costs                              15            31
  Inventory market valuation credits                       -          (349)
  Pensions and other postretirement benefits             (77)          (38)
  Deferred income taxes                                   73            35
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                          (4)            -
  Net (gains) losses on disposal of assets              (107)           22
  Changes in:
     Current receivables  - sold                           -            30
                          - operating turnover           (16)         (143)
     Inventories                                         (49)         (106)
     Current accounts payable and accrued expenses      (124)          190
  All other - net                                        (27)          (78)
                                                      ------        ------
     Net cash provided from operating activities         357           157
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (382)         (275)
Disposal of assets                                       210            23
Restricted cash  - withdrawals                           127            29
                 - deposits                             (186)          (19)
Affiliates - investments                                 (32)            -
         - loans and advances                              -           (20)
         - returns and repayments                          1             1
All other - net                                           26             -
                                                      ------        ------
     Net cash used in investing activities              (236)         (261)
                                                      ------        ------
FINANCING ACTIVITIES:
Commercial paper and revolving
                 credit arrangements - net               (21)          (46)
Other debt - borrowings                                  231           297
         - repayments                                   (255)          (29)
Common stock issued                                        -             6
Preferred stock repurchased                              (11)            -
Dividends paid                                           (90)          (89)
Distributions to minority shareholder of
  Marathon Ashland Petroleum LLC                           -          (103)
                                                      ------        ------
     Net cash provided from (used in)
                        financing activities            (146)           36
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1)           (1)
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (26)          (69)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           133           146
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $107           $77
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(136)        $(129)
  Income taxes paid                                      (19)           (3)

Selected notes to financial statements appear on pages 9-16.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2000 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1999.

          EITF Topic No. D-88, issued in March 2000, requires companies to disclose their accounting policy for costs incurred in connection with planned major maintenance activities. For USX, such costs primarily are associated with refinery turnarounds in the Marathon Group and blast furnace relines in the U. S. Steel Group. Costs associated with refinery turnarounds are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis. Costs associated with blast furnace relines are separately capitalized in property, plant and equipment. Such costs are amortized over their estimated useful life, which is generally the period until the next scheduled reline.

     2. In 1998, Marathon Oil Company (Marathon) and Ashland Inc. (Ashland) combined the major elements of their refining, marketing and transportation (RM&T) operations. Marathon transferred certain RM&T assets to Marathon Ashland Petroleum LLC (MAP), a new consolidated subsidiary. Also, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $4 million in the first quarter of 2000.

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

                                                         (In millions)
                                                    ------------------------
                                                     March 31   December 31
                                                       2000         1999
                                                     --------   -----------
    Raw materials                                       $796          $830
    Semi-finished products                               378           392
    Finished products                                  1,342         1,239
    Supplies and sundry items                            160           166
                                                      ------        ------
      Total (at cost)                                  2,676         2,627
    Less inventory market valuation reserve                -             -
                                                      ------        ------
      Net inventory carrying value                    $2,676        $2,627
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

     5. Total comprehensive income for the first quarter of 2000 was $296 million and $103 million for the first quarter of 1999.

     6. The method of calculating net income (loss) per share for the Marathon Stock and Steel Stock reflects the USX Board of Directors' intent that the separately reported earnings and surplus of the Marathon Group and the
     U. S. Steel Group, as determined consistent with the USX Restated Certificate of Incorporation, are available for payment of dividends on the respective classes of stock, although legally available funds and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. The financial statements of the Marathon Group and the U. S. Steel Group, taken together, include all accounts which comprise the corresponding consolidated financial statements of USX.

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


     6.   (Continued)

          COMPUTATION OF INCOME PER SHARE
                                                       First Quarter Ended
                                                            March 31
                                                     2000            1999
                                                Basic  Diluted  Basic   Diluted
--------------------------------------------------------------------------------
Marathon Group
--------------
Net income (millions)                             $254    $254    $119     $119
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding   312,128 312,128 309,029  309,029
 Effect of dilutive securities - stock options       -     157       -      167
                                                ------  ------  ------   ------
   Average common shares and dilutive effect   312,128 312,285 309,029  309,196
                                                ======  ======  ======   ======
Net income per share                              $.81    $.81    $.38     $.38
                                                ======  ======  ======   ======
U. S. Steel Group
-----------------
Net income (loss) (millions):
 Income (loss) before extraordinary loss           $43     $43     $(9)     $(9)
 Dividends on preferred stock                        2       2       2        2
 Extraordinary loss                                  -       -       5        5
                                                ------  ------  ------   ------
 Net income (loss) applicable to Steel Stock       $41     $41    $(16)    $(16)
                                                ======  ======  ======   ======
Shares of common stock outstanding (thousands):
 Average number of common shares outstanding    88,422  88,422  88,368   88,368
 Effect of dilutive securities - stock options       -       8       -        -
                                                ------  ------  ------   ------
   Average common shares and dilutive effect    88,422  88,430  88,368   88,368
                                                ======  ======  ======   ======
Per share:
 Income (loss) before extraordinary loss          $.45    $.45   $(.13)   $(.13)
 Extraordinary loss                                  -       -     .05      .05
                                                ------  ------  ------   ------
 Net income (loss)                                $.45    $.45   $(.18)   $(.18)
                                                ======  ======  ======   ======

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     7. In 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6-3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity; therefore, none reverted back to USX.

          As a result of the above transaction, USX recorded in the first quarter of 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in net gains (losses) on disposal of assets.

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

     8. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       2000         1999
                                                       ----         ----
    Matching crude oil and refined product buy/sell
      transactions settled in cash                    $1,055         $872
    Consumer excise taxes on petroleum products and
      merchandise                                      1,039          913

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

                                                 Total
                                                Marathon
(In millions)                E&P    RM&T   OERB Segments    USS    Total
--------------------------------------------------------------------------------
FIRST QUARTER 2000
Revenues:
 Customer                   $991  $6,495    $350 $7,836  $1,536   $9,372
 Intersegment (a)             69      20      19    108       -      108
 Intergroup (a)                5       -       5     10       4       14
 Equity in earnings (losses) of
   unconsolidated affiliates  (1)      4       4      7      (7)       -
 Other                         3      10       4     17      14       31
                           -----   -----   -----  -----   -----    -----
 Total revenues           $1,067  $6,529    $382 $7,978  $1,547   $9,525
                           =====   =====   =====  =====   =====    =====
Segment income              $309    $140     $13   $462     $54     $516
                           =====   =====   =====  =====   =====    =====
FIRST QUARTER 1999
Revenues:
 Customer                   $572  $4,179     $82 $4,833  $1,245   $6,078
 Intersegment (a)             34       5       9     48       -       48
 Intergroup (a)                3       -       4      7       1        8
 Equity in earnings (losses) of
   unconsolidated affiliates   1       3       8     12     (23)     (11)
 Other                         6       6       3     15      10       25
                           -----   -----   -----  -----   -----    -----
 Total revenues             $616  $4,193    $106 $4,915  $1,233   $6,148
                           =====   =====   =====  =====   =====    =====
Segment income (loss)        $36     $45     $15    $96     $(3)     $93
                           =====   =====   =====  =====   =====    =====

(a)Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

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


     10.  (Continued)

    The following schedule reconciles segment revenues and income (loss) to amounts reported in the Marathon and U. S. Steel Groups' financial statements:

                                               Marathon Group U. S. Steel Group
                                                First Quarter   First Quarter
                                                    Ended           Ended
                                                   March 31        March 31
(In millions)                                    2000    1999    2000     1999
--------------------------------------------------------------------------------
Revenues:
 Revenues of reportable segments                $7,978  $4,915  $1,547   $1,233
 Items not allocated to segments:
  Gain on ownership change in MAP                    4       -       -        -
  Other                                             87     (16)      -      (22)
 Elimination of intersegment revenues             (108)    (48)      -        -
                                                ------  ------   -----    -----
   Total Group revenues                         $7,961  $4,851  $1,547   $1,211
                                                ======  ======  ======   ======

Income:
 Income (loss) for reportable segments            $462     $96     $54      $(3)
 Items not allocated to segments:
  Gain on ownership change in MAP                    4       -       -        -
  Administrative expenses                          (28)    (26)     (6)      (5)
  Net pension credits                                -       -      65       52
  Costs related to former business activities        -       -     (22)     (24)
  Inventory market valuation adjustments             -     349       -        -
  Other (a)                                         87     (16)      -      (22)
                                                ------  ------  ------   ------
   Total Group income (loss) from operations      $525    $403     $91      $(2)
                                                ======  ======  ======   ======

(a) Represents for the Marathon Group in 2000, gain on disposition of Angus/Stellaria and in 1999, estimated loss on sale of Scurlock Permian LLC. For the U. S. Steel Group in 1999, represents loss on investment in RTI stock used to satisfy indexed debt obligations.


          Effective January 1, 2000, USX changed its methodology for allocating the pension credit or cost associated with its principal U. S. Steel pension plans for internal business performance reporting purposes. Since future contributions to these plans are expected to be minimal due to their overfunded position, no pension credit or cost is allocated to the U. S. Steel operating segment. Prior years' segment income or loss has been restated to conform with the current allocation methodology.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     11. At March 31, 2000, USX had $100 million in borrowings against its $2,350 million long-term revolving credit agreement.

          At March 31, 2000, MAP had no borrowings against its $500 million revolving credit agreements with banks and had $7 million outstanding against its $190 million revolving credit agreement with Ashland.

          USX has a short-term credit agreement totaling $125 million at March 31, 2000. Interest is based on the bank's prime rate or London Interbank Offered Rate (LIBOR), and carries a facility fee of .15%. Certain other banks provide short-term lines of credit totaling $150 million which require a .125% fee or maintenance of compensating balances of 3%. At March 31, 2000, there were no borrowings against these facilities.

          In the event of a change in control of USX, debt obligations totaling $3,191 million at March 31, 2000, may be declared immediately due and payable.

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

          USX is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2000, and December 31, 1999, accrued liabilities for remediation totaled $172 million and $170 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $55 million at March 31, 2000, and $52 million at December 31, 1999.

          For a number of years, USX has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2000 and for the years 1999 and 1998, such capital expenditures totaled $16 million, $78 million and $132 million, respectively. USX anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         ---------------------------------------------------------------
                                   (Unaudited)


     12.  (Continued)

          At March 31, 2000, and December 31, 1999, accrued liabilities for platform abandonment and dismantlement totaled $157 million and $152 million, respectively.

          Guarantees by USX of the liabilities of affiliated entities totaled $219 million at March 31, 2000. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of most of the affiliates to reduce losses resulting from these guarantees. As of March 31, 2000, the largest guarantee for a single affiliate was $131 million.

          At March 31, 2000, USX's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $145 million. Under the agreements, USX is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          Contract commitments to acquire property, plant and equipment and long -term investments at March 31, 2000, totaled $600 million compared with $568 million at December 31, 1999.

                                 USX CORPORATION
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
           ----------------------------------------------------------


 First Quarter Ended
       March 31                          Year Ended December 31
---------------------   -------------------------------------------------------
   2000        1999         1999        1998         1997        1996      1995
   ----        ----         ----        ----         ----        ----      ----

   5.16        3.78         4.20        3.45         3.63        3.41      1.46
   ====        ====         ====        ====         ====        ====      ====


                                 USX CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      TOTAL ENTERPRISE BASIS - (Unaudited)
                              CONTINUING OPERATIONS
                -------------------------------------------------


 First Quarter Ended
       March 31                          Year Ended December 31
---------------------   -------------------------------------------------------
   2000        1999         1999        1998         1997        1996      1995
   ----        ----         ----        ----         ----        ----      ----

   5.29        3.91         4.32        3.56         3.79        3.65      1.58
   ====        ====         ====        ====         ====        ====      ====

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     USX Corporation ("USX") is a diversified company that is principally engaged in the energy business through its Marathon Group and in the steel business through its U. S. Steel Group. The following discussion should be read in conjunction with the first quarter 2000 USX Consolidated Financial Statements and selected notes. For income per common share amounts applicable to USX's two classes of common stock, USX-Marathon Group Common Stock ("Marathon Stock") and USX-U. S. Steel Group Common Stock ("Steel Stock"), see Consolidated Statement of Operations - Income per Common Share. For individual Group results, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group. For operating statistics, see Supplemental Statistics following Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Results of Operations
---------------------

     Revenues for the first quarter of 2000 and 1999 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000        1999
--------------------------------------------------------------------------------
Revenues
  Marathon Group                                      $7,961        $4,851
  U. S. Steel Group                                    1,547         1,211
  Eliminations                                           (14)           (8)
                                                      ------        ------
     Total USX Corporation revenues                    9,494         6,054
Less:
  Excise taxes (a)(b)                                  1,039           913
  Matching buy/sell transactions (a)(c)                1,055           872
                                                      ------        ------
     Revenues adjusted to exclude above items         $7,400        $4,269
                                                      ======        ======
------
(a)  Included in both revenues and costs and expenses for the Marathon Group and
     USX Consolidated.
(b)  Consumer excise taxes on petroleum products and merchandise.
(c)  Matching crude oil and refined products buy/sell transactions settled in cash.

     Revenues (excluding matching buy/sell transactions and excise taxes) increased $3,131 million in the first quarter of 2000 compared with the first quarter of 1999, reflecting increases of 91 percent for the Marathon Group and 28 percent for the U. S. Steel Group.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Income from operations for the first quarter of 2000 and 1999 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
Reportable segments
 Marathon Group
  Exploration & production                              $309           $36
  Refining, marketing & transportation                   140            45
  Other energy related businesses                         13            15
                                                        ----          ----
     Income for reportable segments - Marathon Group     462            96
 U. S. Steel Group
  U. S. Steel operations                                  54            (3)
                                                        ----          ----
     Income for reportable segments - USX Corporation   $516           $93

Items not allocated to reportable segments:
 Marathon Group                                           63           307
 U. S. Steel Group                                        37             1
                                                        ----          ----
     Total income from operations - USX Corporation     $616          $401

     Income for reportable segments increased $423 million in the first quarter of 2000 as compared with the first quarter of 1999, reflecting increases of $366 million for the Marathon Group reportable segments and $57 million for the
U. S. Steel Group reportable segment.

     For discussion of income from operations by segment, see Management's Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group and the U. S. Steel Group.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     Net interest and other financial costs for the first quarter of 2000 and 1999 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
Net interest and other financial costs                   $95           $83
Less:
  Favorable adjustment to carrying
                     value of indexed debt (a)             -           (13)
                                                      ------        ------
Net interest and other financial costs
  adjusted to exclude above item                         $95           $96
                                                      ======        ======
------

(a) In December 1996, USX issued $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RTI International Metals, Inc. ("RTI") or for the equivalent amount of cash, at USX's option. The carrying value of indexed debt was adjusted quarterly to settlement value based on changes in the value of RTI common stock. Any resulting adjustment was charged or credited to income and included in interest and other financial costs. In 1999, USX satisfied its obligation by irrevocably depositing with a trustee the RTI common stock. For further discussion, see Note 7 to the USX Consolidated Financial Statements.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, decreased $90 million in the first quarter of 2000 from the comparable 1999 period, primarily due to the favorable effects in 1999 of the IMV reserve adjustment, partially offset by higher RM&T segment income. For further discussion, see Management Discussion and Analysis of Financial Condition and Results of Operations for the Marathon Group.

     Provisions for estimated income taxes of $169 million in the first quarter of 2000 and $63 million for the first quarter of 1999, were based on tax rates and amounts that recognize management's best estimate of current and deferred tax assets and liabilities.

     The extraordinary loss on extinguishment of debt of $5 million (net of a $3 million income tax benefit) in the first quarter of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt. For further discussion, see Note 7 to the USX Consolidated Financial Statements.

     Net income in the first quarter of 2000 was $297 million, an increase of $192 million from the first quarter of 1999, reflecting increases of $135 million and $57 million for the Marathon Group and the U. S. Steel Group, respectively.

Dividends to Stockholders
-------------------------
     On April 25, 2000, the USX Board of Directors (the "Board") declared dividends of 21 cents per share on Marathon Stock and 25 cents per share on Steel Stock, payable June 10, 2000, to stockholders of record at the close of business on May 17, 2000. The Board also declared a dividend of $0.8125 per share on USX's 6.50% Cumulative Convertible Preferred Stock, payable June 30, 2000, to stockholders of record at the close of business on May 31, 2000.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     On April 25, 2000, Marathon Oil Canada Limited, an indirect subsidiary of Marathon Oil Company, declared a dividend of CDN $0.3087 per share on its non-voting Exchangeable Shares, payable June 10, 2000, to stockholders of record at the close of business on May 17, 2000.

Cash Flows
----------
     Cash and cash equivalents totaled $107 million at March 31, 2000, compared with $77 million at March 31, 1999, reflecting an increase of $43 million for the Marathon Group, partially offset by a $13 million decrease for the U. S. Steel Group.

     Net cash provided from operating activities totaled $357 million in the first quarter of 2000, compared with $157 million in the first quarter of 1999. The $200 million increase mainly reflected improved net income.

     Capital expenditures for property, plant and equipment in the first quarter of 2000 were $382 million, compared with $275 million in the first quarter of 1999. For further details, see Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the respective Groups.

     Cash from disposal of assets in the first quarter of 2000 was $210 million, compared with $23 million in the first quarter of 1999. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico.

     The net change in restricted cash was a net deposit of $59 million in the first quarter of 2000 compared with a net withdrawal of $10 million in the first quarter of 1999. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Net investments in affiliates were $31 million in the first quarter of 2000, compared with $19 million in the first quarter of 1999. Cash outflows in both periods primarily reflected continued development spending by Marathon for the Sakhalin II project in Russia.

     Financial obligations (the net of commercial paper and revolving credit arrangements, debt borrowings and repayments on the Consolidated Statement of Cash Flows) decreased $45 million in the first quarter of 2000 compared with an increase of $222 million in the first quarter of 1999. The decrease in 2000 reflects net cash provided from operating activities and asset sales in excess of cash used for capital expenditures and dividend payments.

     Contract commitments to acquire property, plant and equipment and long-term investments at March 31, 2000, totaled $600 million compared with $568 million at December 31, 1999.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Debt and Preferred Stock Ratings
--------------------------------
     On May 8, 2000, Standard & Poor's raised its rating for USX senior debt to BBB. USX's preferred stock rating is BB+.

Liquidity
---------
     At March 31, 2000, USX had $100 million of borrowings against its $2,350 million long-term revolving credit agreement. At March 31, 2000, MAP had no borrowings against its bank revolving credit agreements. MAP's $100 million bank revolving credit facility terminates in July 2000. MAP expects to extend the facility prior to its termination. MAP's $400 million bank revolving credit facility terminates in July 2003.

     USX management believes that its short-term and long-term liquidity is adequate to satisfy its obligations as of March 31, 2000, and to complete currently authorized capital spending programs. Future requirements for USX's business needs, including the funding of capital expenditures, debt maturities for the balance of 2000 and years 2001 and 2002, and any amounts that may ultimately be paid in connection with contingencies (which are discussed in Note 12 to the USX Consolidated Financial Statements), are expected to be financed by a combination of internally generated funds, proceeds from the sale of stock, borrowings and other external financing sources.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                     MANGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     USX has been notified that it is a potentially responsible party ("PRP") at 43 waste sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 2000. In addition, there are 19 sites where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability. There are also 141 additional sites, excluding retail gasoline stations, where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Of these sites, 17 were associated with properties conveyed to MAP by Ashland for which Ashland has retained liability for all costs associated with remediation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. USX accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     In October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, complete findings on the results of the inspections have not been issued. Thus far, MAP has been served with two Notices of Violation ("NOV")and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulation, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutant for benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson Refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

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

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------


Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments are provided in the following table: (a)

                                         Incremental Decrease
                                           in Pretax Income
                                       Assuming a Hypothetical
                                           Price Change of:

                                      10%   25%        10%   25%
                                        March 31,       March 31,
(Dollars in millions)                    2000          1999
--------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil
       Trading (f)                      $-  $2.5 (e)    $-     $-
       Other than trading (f)         22.7  64.8 (d)   4.8   28.3(e)
    Natural gas
       Trading                           -     -         -      -
       Other than trading (f)          4.0  13.6 (e)   9.2   23.7(e)
    Refined products
       Trading                           -     -         -      -
    Other than trading (f)             3.9  10.6 (d)   4.1   10.8(e)

U. S. Steel Group
    Natural gas
       Other than trading               $-    $-      $2.4   $6.0(e)
    Zinc
       Other than trading               .9   2.2 (e)   2.0   4.6 (e)

      (a) Gains and losses on derivative commodity instruments used for other than trading activities are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 2000, and March 31, 1999. Marathon Group and U. S. Steel Group management evaluate their portfolios of derivative commodity instruments on an ongoing basis and add or revise strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolios subsequent to March 31, 2000, may cause future pretax income effects to differ from those presented in the table.

                    USX CORPORATION AND SUBSIDIARY COMPANIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------


      (b) The number of net open contracts varied throughout first quarter 2000, from a low of 15,084 contracts at January 10, to a high of 27,135 contracts at January 21, and averaged 20,246 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout first quarter 2000, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d)  Price increase.
      (e)  Price decrease.
      (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

Interest Rate Risk
------------------
     As of March 31, 2000, the discussion of USX's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1999 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of March 31, 2000, the discussion of USX's foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1999 Form 10-K.

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

                                 USX CORPORATION
                        FINANCIAL STATISTICS (Unaudited)
                        --------------------------------

                                                         First Quarter
                                                             Ended
                                                            March 31
                                                        ----------------
(Dollars in Millions)                                  2000         1999
---------------------------------------------------------------------------------
REVENUES

  Marathon Group                                      $7,961        $4,851
  U. S. Steel Group                                    1,547         1,211
  Eliminations                                           (14)           (8)
                                                     -------       -------
    Total                                             $9,494        $6,054


INCOME (LOSS) FROM OPERATIONS

  Marathon Group                                        $525          $403
  U. S. Steel Group                                       91            (2)
                                                       -----         -----
    Total                                               $616          $401


CAPITAL EXPENDITURES

  Marathon Group                                        $337          $196
  U. S. Steel Group                                       45            79
                                                       -----         -----
    Total                                               $382          $275

INVESTMENTS (RETURNS) & OTHER AFFILIATE ACTIVITY - NET

  Marathon Group                                         $20           $19
  U. S. Steel Group                                       11             -
                                                       -----         -----
  Total                                                  $31           $19

   B.  Marathon Group

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------

REVENUES:
  Sales                                               $7,846        $4,840
  Dividend and affiliate income                           11            16
  Net gains (losses) on disposal of assets                92           (10)
  Gain on ownership change in Marathon Ashland
   Petroleum LLC                                           4             -
  Other income                                             8             5
                                                      ------        ------
     Total revenues                                    7,961         4,851
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           5,905         3,405
  Selling, general and administrative expenses           134           122
  Depreciation, depletion and amortization               246           237
  Taxes other than income taxes                        1,106           970
  Exploration expenses                                    45            63
  Inventory market valuation credits                       -          (349)
                                                      ------        ------
     Total costs and expenses                          7,436         4,448
                                                      ------        ------

INCOME FROM OPERATIONS                                   525           403
Net interest and other financial costs                    71            75
Minority interest in income of Marathon Ashland
 Petroleum LLC                                            55           145
                                                      ------        ------
INCOME BEFORE INCOME TAXES                               399           183
Provision for estimated income taxes                     145            64
                                                      ------        ------
NET INCOME                                              $254          $119
                                                      ======        ======

MARATHON STOCK DATA:
  Net income per share - basic and diluted              $.81          $.38

  Dividends paid per share                               .21           .21

  Weighted average shares, in thousands
    - Basic                                          312,128      309,029
    - Diluted                                        312,285      309,196

Selected notes to financial statements appear on pages 31-37.

                        MARATHON GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                        ---------------------------------
                                                     March 31   December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                             $102          $111
  Receivables, less allowance for doubtful
   accounts of $2 and $2                               1,837         1,866
  Inventories                                          1,918         1,884
  Deferred income tax benefits                            26            23
  Other current assets                                   169           218
                                                      ------        ------
     Total current assets                              4,052         4,102

Investments and long-term receivables                    855           772
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $10,782 and $10,567                                  10,343        10,293
Prepaid pensions                                         225           225
Other noncurrent assets                                  297           313
                                                      ------        ------
     Total assets                                    $15,772       $15,705
                                                      ======        ======
LIABILITIES

Current liabilities:
  Notes payable                                           $7            $-
  Accounts payable                                     2,551         2,659
  Payroll and benefits payable                           134           146
  Income taxes payable                                    37            97
  Accrued taxes                                          198           107
  Accrued interest                                        51            92
  Long-term debt due within one year                      32            48
                                                      ------        ------
     Total current liabilities                         3,010         3,149

Long-term debt, less unamortized discount              3,256         3,320
Deferred income taxes                                  1,515         1,495
Employee benefits                                        578           564
Deferred credits and other liabilities                   431           440
Preferred stock of subsidiary                            184           184

Minority interest in Marathon Ashland Petroleum LLC    1,811         1,753

COMMON STOCKHOLDERS' EQUITY                            4,987         4,800
                                                      ------        ------
   Total liabilities and common stockholders' equity $15,772       $15,705
                                                      ======        ======

Selected notes to financial statements appear on pages 31-37.

                        MARATHON GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income                                              $254          $119
Adjustments to reconcile to net cash provided from
 operating activities:
  Minority interest in income of Marathon Ashland
   Petroleum LLC                                          55           145
  Depreciation, depletion and amortization               246           237
  Exploratory dry well costs                              15            31
  Inventory market valuation credits                       -          (349)
  Pensions and other postretirement benefits              (2)           13
  Deferred income taxes                                    4            13
  Gain on ownership change in
         Marathon Ashland Petroleum LLC                   (4)            -
  Net (gains) losses on disposal of assets               (92)           10
  Changes in:
     Current receivables                                  31          (107)
     Inventories                                         (34)          (92)
     Current accounts payable and accrued expenses      (128)          158
  All other - net                                        (24)         (101)
                                                      ------        ------
     Net cash provided from operating activities         321            77
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                    (337)         (196)
Disposal of assets                                       197            21
Restricted cash  - withdrawals                           126            29
                 - deposits                             (185)          (15)
Affiliates - investments                                 (21)            -
           - loans and advances                            -           (20)
           - returns and repayments                        1             1
All other - net                                           25             -
                                                      ------        ------
     Net cash used in investing activities              (194)         (180)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase (decrease) in Marathon Group's portion of USX
 consolidated debt                                       (78)          188
Specifically attributed debt - borrowings                231           138
                             - repayments               (222)         (138)
Marathon Stock issued                                      -             6
Dividends paid                                           (66)          (65)
Distributions to minority shareholder of
  Marathon Ashland Petroleum LLC                           -          (103)
                                                      ------        ------
     Net cash provided from (used in)
                        financing activities            (135)           26
                                                      ------        ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1)           (1)
                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (9)          (78)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           111           137
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $102           $59
                                                      ======        ======
Cash used in operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                 $(111)        $(104)
  Income taxes paid, including settlements with the
   U. S. Steel Group                                    (113)           (1)

Selected notes to financial statements appear on pages 31-37.

                        MARATHON GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)

     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2000 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1999.

     EITF Topic No. D-88, issued in March 2000, requires companies to disclose their accounting policy for costs incurred in connection with planned major maintenance activities. For the Marathon Group, such costs primarily are associated with refinery turnarounds, which are expensed in the same annual period as incurred; however, estimated annual turnaround costs are recognized in income throughout the year on a pro rata basis.

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

          See Note 6 of the Notes to USX Consolidated Financial Statements for the computation of income per share.

     4. In 1998, Marathon and Ashland Inc. (Ashland) combined the major elements of their refining, marketing and transportation (RM&T) operations. Marathon transferred certain RM&T assets to Marathon Ashland Petroleum LLC
     (MAP), a new consolidated subsidiary. Also, Marathon acquired certain RM&T net assets from Ashland in exchange for a 38% interest in MAP. In accordance with MAP closing agreements, Marathon and Ashland made capital contributions to MAP for environmental improvements. The closing agreements stipulate that ownership interests in MAP will not be adjusted as a result of such contributions. Accordingly, Marathon recognized a gain on ownership change of $4 million in the first quarter of 2000.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     5. The items below are included in both revenues and costs and expenses, resulting in no effect on income.

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       2000         1999
                                                       ----         ----
    Matching crude oil and refined product buy/sell
      transactions settled in cash                    $1,055         $872
    Consumer excise taxes on petroleum products and
      merchandise                                      1,039          913

     6. The Marathon Group's total comprehensive income was $252 million for the first quarter of 2000 and $121 million for the first quarter of 1999.

     7. The Marathon Group's operations consist of three reportable operating segments: 1) Exploration and Production (E&P) - explores for and produces crude oil and natural gas on a worldwide basis; 2) Refining, Marketing and Transportation (RM&T) - refines, markets and transports crude oil and petroleum products, primarily in the Midwest and southeastern United States through MAP; and 3) Other Energy Related Businesses (OERB). OERB is an aggregation of two segments which fall below the quantitative reporting thresholds: 1) Natural Gas and Crude Oil Marketing and Transportation - markets and transports its own and third-party natural gas and crude oil in the United States; and 2) Power Generation - develops, constructs and operates independent electric power projects worldwide. The results of segment operations are as follows:

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     7.   (Continued)

                                                                         Total
(In millions)                                    E&P     RM&T    OERB   Segments
--------------------------------------------------------------------------------
FIRST QUARTER 2000
Revenues:
 Customer                                         $991  $6,495    $350   $7,836
 Intersegment (a)                                   69      20      19      108
 Intergroup (a)                                      5       -       5       10
 Equity in earnings (losses) of
  unconsolidated affiliates                         (1)      4       4        7
 Other                                               3      10       4       17
                                                ------  ------  ------   ------
   Total revenues                               $1,067  $6,529    $382   $7,978
                                                ======  ======  ======   ======
Segment income                                    $309    $140     $13     $462
                                                ======  ======  ======   ======

FIRST QUARTER 1999
Revenues:
 Customer                                         $572  $4,179     $82   $4,833
 Intersegment (a)                                   34       5       9       48
 Intergroup (a)                                      3       -       4        7
 Equity in earnings of
  unconsolidated affiliates                          1       3       8       12
 Other                                               6       6       3       15
                                                ------  ------  ------   ------
   Total revenues                                 $616  $4,193    $106   $4,915
                                                ======  ======  ======   ======
Segment income                                     $36     $45     $15      $96
                                                ======  ======  ======   ======

(a)Intersegment and intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     7.   (Continued)

    The following schedule reconciles segment revenues and income to amounts reported in the Marathon Group financial statements:

                                                      First Quarter Ended
                                                            March 31
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Revenues of reportable segments                     $7,978        $4,915
  Items not allocated to segments:
   Gain on ownership change in MAP                         4             -
   Other                                                  87           (16)
  Elimination of intersegment revenues                  (108)          (48)
                                                      ------        ------
     Total Group revenues                             $7,961        $4,851
                                                      ======        ======

Income:
  Income for reportable segments                        $462           $96
  Items not allocated to segments:
   Gain on ownership change in MAP                         4             -
   Administrative expenses                               (28)          (26)
   Inventory market valuation adjustments                  -           349
   Other (a)                                              87           (16)
                                                      ------        ------
     Total Group income from operations                 $525          $403
                                                      ======        ======

(a)Represents in 2000, gain on disposition of Angus/Stellaria and in 1999, estimated loss on sale of Scurlock Permian LLC.

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

                                                         (In millions)
                                                    ------------------------
                                                     March 31   December 31
                                                       2000         1999
                                                   -----------  -----------
    Crude oil and natural gas liquids                   $682          $729
    Refined products and merchandise                   1,131         1,046
    Supplies and sundry items                            105           109
                                                      ------        ------
      Total (at cost)                                  1,918         1,884
    Less inventory market valuation reserve                -             -
                                                      ------        ------
      Net inventory carrying value                    $1,918        $1,884
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

     9. At March 31, 2000, and December 31, 1999, income taxes payable represents an estimated income tax payable to the U. S. Steel Group. In addition, included in deferred credits and other liabilities at March 31, 2000, and December 31, 1999, is $97 million income taxes payable to the
     U. S. Steel Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

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

          The Marathon Group is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2000, and December 31, 1999, accrued liabilities for remediation totaled $72 million and $69 million, respectively. It is not presently possible to estimate the ultimate amount of

                        MARATHON GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     10.  (Continued)

     all remediation costs that might be incurred or the penalties that may be imposed. Receivables for recoverable costs from certain states, under programs to assist companies in cleanup efforts related to underground storage tanks at retail marketing outlets, were $55 million at March 31, 2000, and $52 million at December 31, 1999.

          For a number of years, the Marathon Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2000 and for the years 1999 and 1998, such capital expenditures totaled $8 million, $46 million and $83 million, respectively. The Marathon Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

         At March 31, 2000, and December 31, 1999, accrued liabilities for platform abandonment and dismantlement totaled $157 million and $152 million, respectively.

          Guarantees by USX and its consolidated subsidiaries of the liabilities of an affiliated entity of the Marathon Group totaled $131 million at March 31, 2000, and December 31, 1999.

          At March 31, 2000, the Marathon Group's pro rata share of obligations of LOOP LLC and various pipeline affiliates secured by throughput and deficiency agreements totaled $145 million. Under the agreements, the Marathon Group is required to advance funds if the affiliates are unable to service debt. Any such advances are prepayments of future transportation charges.

          The Marathon Group's contract commitments to acquire property, plant and equipment and long-term investments at March 31, 2000, totaled $542 million compared with $485 million at December 31, 1999.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     The Marathon Group includes Marathon Oil Company ("Marathon") and certain other subsidiaries of USX Corporation ("USX"), which are engaged in worldwide exploration and production of crude oil and natural gas; domestic refining, marketing and transportation of petroleum products primarily through Marathon Ashland Petroleum ("MAP"), owned 62 percent by Marathon; and other energy related businesses. The Management's Discussion and Analysis should be read in conjunction with the Marathon Group's Financial Statements and Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 49.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the Marathon Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "targets", "scheduled" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the Marathon Group, see Supplementary Data - Disclosures About Forward-Looking Statements in the USX Annual Report on Form 10-K for the year ended December 31, 1999.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------
     Revenues for the first quarter of 2000 and 1999 are summarized in the following table:

                                                      First Quarter Ended
                                                           March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
Exploration & production ("E&P")                      $1,067          $616
Refining, marketing & transportation ("RM&T")          6,529         4,193
Other energy related businesses (a)                      382           106
                                                      ------        ------
     Revenues of reportable segments                  $7,978        $4,915

Revenues not allocated to segments:
 Gain on ownership change in MAP                           4             -
 Other (b)                                                87           (16)
Elimination of intersegment revenues                    (108)          (48)
                                                      ------        ------
     Total Group revenues                             $7,961        $4,851
                                                      ======        ======

Items included in both revenues and costs and expenses, resulting in no effect on income:

Consumer excise taxes on petroleum
 products and merchandise                             $1,039          $913
Matching crude oil and refined product
 buy/sell transactions settled in cash:
   E&P                                                  $155          $114
   RM&T                                                  900           758
                                                      ------         -----
     Total buy/sell transactions                      $1,055          $872
--------

(a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
(b) Represents in 2000, a gain on the disposition of Angus/Stellaria and in 1999, an estimated loss on the sale of Scurlock Permian LLC.

     E&P segment revenues increased by $451 million in the first quarter of 2000 from the comparable prior-year period. The increase primarily reflected higher worldwide liquid hydrocarbon and natural gas prices.

     RM&T segment revenues increased by $2,336 million in the first quarter of 2000 from the comparable prior-year period. The increase primarily reflected higher refined product prices and increased volumes of refined product sales, partially offset by the loss of revenues from Scurlock Permian LLC.

     Other energy related businesses segment revenues increased by $276 million in the first quarter of 2000 from the comparable prior-year period. The increase primarily reflected higher natural gas and crude oil purchase and resale activity accompanied by higher crude oil and natural gas prices.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Income from operations for the first quarter of 2000 and 1999 is summarized in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
E&P
  Domestic                                             $201          $38
  International                                         108           (2)
                                                       ----         ----
    Income of E&P reportable segment                    309           36
RM&T                                                    140           45
Other energy related businesses                          13           15
                                                       ----         ----
      Income for reportable segments                   $462          $96

Items not allocated to reportable segments:
   Administrative expenses (a)                         $(28)        $(26)
   IMV reserve adjustment (b)                             -          349
   Estimated loss on sale of Scurlock Permian LLC         -          (16)
   Gain on disposition of Angus/Stellaria (c)            87            -
   Gain on ownership change - MAP (d)                     4            -
                                                       ----         ----
      Total income from operations                     $525         $403
--------

(a) Includes the portion of the Marathon Group's administrative costs not charged to the operating segments and the portion of USX corporate general and administrative costs allocated to the Marathon Group.
(b) The inventory market valuation ("IMV") reserve reflects the extent to which the recorded LIFO cost basis of crude oil and refined products inventories exceeds net realizable value. For additional discussion of the IMV, see
    Note 8 to the Marathon Group Financial Statements.
(c) Resulted from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development located in the Gulf of Mexico.
(d) For additional discussion of the gain on ownership change in MAP, see Note 4 to the Marathon Group Financial Statements.

     Income for reportable segments in the first quarter of 2000 increased by $366 million from last year's first quarter, due primarily to higher worldwide liquid hydrocarbon and natural gas prices and higher refined product margins.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Worldwide E&P segment income in the first quarter of 2000 increased by $273 million from last year's first quarter, primarily due to the factors discussed below.

     Domestic E&P income in the first quarter of 2000 increased by $163 million from last year's first quarter. This increase was mainly due to higher liquid hydrocarbon and natural gas prices, partially offset by increased lease impairment and dry well expense, derivative losses from other than trading activities and lower liquid hydrocarbon volumes. The lower volumes were primarily attributable to natural field declines and the Ewing Bank 873 field which was shut-in on January 21, 2000, after an anchor from a third party in-tow submersible drilling rig damaged the Poseidon Pipeline which transports this platform's liquids. Following repairs, production resumed on February 13, 2000. The Poseidon Pipeline returned to full operation on March 29, 2000.

     International E&P income in the first quarter of 2000 increased by $110 million from last year's first quarter. This increase was mainly due to higher liquid hydrocarbon and natural gas prices and lower dry well expense, partially offset by a decrease in natural gas volumes resulting from the sale of certain Egyptian properties, depletion of the Heimdal field reserves in Norway and lower production in Ireland and Canada.

     RM&T segment income in the first quarter of 2000 increased by $95 million from last year's first quarter. The increase in downstream segment income was primarily due to higher refined product margins and increased refined product sales volumes, the latter due primarily from the fourth quarter 1999 acquisition of Ultramar Diamond Shamrock's marketing assets in Michigan.

     Other energy related businesses segment income in the first quarter of 2000 decreased by $2 million from last year's first quarter.

     Item not allocated to reportable segments: IMV reserve adjustment - When United States Steel Corporation acquired Marathon Oil Company in March 1982, crude oil and refined product prices were at historically high levels. In applying the purchase method of accounting, the Marathon Group's crude oil and refined product inventories were revalued by reference to current prices at the time of acquisition, and this became the new LIFO cost basis of the inventories. Generally accepted accounting principles require that inventories be carried at lower of cost or market. Accordingly, the Marathon Group has established an IMV reserve to reduce the cost basis of its inventories to net realizable value. Quarterly adjustments to the IMV reserve result in noncash charges or credits to income from operations.

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

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Net interest and other financial costs were $71 million in the first quarter of 2000, compared with $75 million in the first quarter of 1999.

     The minority interest in income of MAP, which represents Ashland's 38 percent ownership interest, decreased by $90 million in the first quarter of 2000 from the comparable 1999 period, primarily due to the favorable effects in 1999 of the IMV reserve adjustment as discussed above, partially offset by higher RM&T segment income, also discussed above.

     The provision for estimated income taxes in the first quarter of 2000 increased by $81 million from last year's first quarter primarily due to an increase in income before income taxes.

     Net income for the first quarter increased by $135 million in 2000 from 1999, primarily reflecting the factors discussed above.

Cash Flows
----------
     Net cash provided from operating activities was $321 million in the first quarter of 2000, compared with $77 million in the first quarter of 1999. The $244 million increase mainly reflected the favorable effects of improved net income (excluding noncash items), partially offset by increased income tax payments.

     Capital expenditures in the first quarter of 2000 totaled $337 million, compared with $196 million in the first quarter of 1999. The $141 million increase mainly reflected increased spending on domestic production property acquisitions. For additional information regarding capital expenditures, refer to the Supplemental Statistics on page 49.

     Cash from disposal of assets was $197 million in the first quarter of 2000, compared with $21 million in the first quarter of 1999. Proceeds in 2000 were mainly from the disposition of Marathon's 33.34 percent interest in the Angus/Stellaria development in the Gulf of Mexico.

     The net change in restricted cash was a net deposit of $59 million in the first quarter of 2000, compared to a net withdrawal of $14 million in the first quarter of 1999. Restricted cash in both periods primarily reflected the net effects of cash deposited and withdrawn from domestic production property dispositions and acquisitions.

     Net investments in affiliates were $20 million in the first quarter of 2000, compared with $19 million in the first quarter of 1999. Cash outflows in both periods primarily reflected continued development spending for the Sakhalin II project in Russia.

     Contract commitments for property, plant and equipment acquisitions and long-term investments at March 31, 2000, totaled $542 million compared with $485 million at December 31, 1999.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Financial obligations, which consist of the Marathon Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt specifically attributed to the Marathon Group, decreased by $69 million in the first quarter of 2000. Financial obligations decreased primarily because cash from operating activities and asset sales exceeded capital expenditures and dividend payments. For further details, see Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

     Distributions to minority shareholder of MAP were $103 million in the first quarter of 1999, reflecting a distribution related to fourth quarter 1998 MAP activity.

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

     USX has been notified that it is a potentially responsible party ("PRP") at 16 waste sites related to the Marathon Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 2000. In addition, there are 7 sites related to the Marathon Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability.

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

     In October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste. Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, complete findings on the results of the inspections have not been issued. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson Refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

     On February 3, 2000, the Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet, Department for Environmental Protection ("DEP") issued a NOV to Marathon Ashland Pipe Line LLC ("MAPL"), a wholly owned subsidiary of MAP for the January 27, 2000, pipeline release in Winchester, Kentucky. Currently, no civil penalty amount has been demanded, but the NOV references potential penalties up to $25,000 per day. MAPL has submitted an assessment plan to the DEP, which was approved on April 7, 2000.

     On January 25, 2000, the DEP issued a NOV to Catlettsburg Refining, LLC, a wholly owned subsidiary of MAP. The NOV relates to a rupture of a storage tank on November 8, 1999, and a release of the tank's contents. The NOV cites numerous violations with potential civil penalties up to $25,000 per day.

                        MARATHON GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     USX is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments relating to the Marathon Group involving a variety of matters, including laws and regulations relating to the environment. See Note 10 to the Marathon Group Financial Statements for a discussion of certain of these matters. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Marathon Group Financial Statements. However, management believes that USX will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to the Marathon Group. See Management's Discussion and Analysis of USX Consolidated Financial Condition, Cash Flows and Liquidity.

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

     On March 15, 2000, it was announced Marathon was the high bidder on 13 blocks in the Gulf of Mexico Outer Continental Shelf lease sale 175. Subject to award of these blocks, Marathon's total lease inventory position in the Gulf of Mexico would increase to 164 blocks, which includes 116 deepwater blocks.

     In 1999, Marathon agreed to sell certain company-operated Egyptian properties. These included its 100 percent interest in the Gebel El Zeit concession and the Ras El Ush field, along with its 60 percent interest in the El Manzala concession. The closing of the transactions is pending final approval of the Egyptian authorities and satisfaction of customary closing conditions.

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

     On March 9, 2000, Marathon Ashland Petroleum LLC ("MAP") announced it joined CMS Energy Corporation and TEPPCO Partners, L.P., in an agreement to form a limited liability company with equal ownership to operate an interstate refined petroleum products pipeline extending from the U.S. Gulf of Mexico to the Midwest. The new company plans to build a 70-mile, 24-inch diameter pipeline connecting TEPPCO's facility in Beaumont, Texas, with an existing 720-mile, 26-inch diameter pipeline extending from Longville, Louisiana to Bourbon, Illinois. The system will be called Centennial Pipeline and will pass through seven states. It is expected to be completed in the fourth quarter of 2001. This is a forward-looking statement. Some factors that could potentially affect the timing of the Centennial Pipeline completion include (among others) the price of petroleum products, levels of cash flow from operations, securing acceptable financing, obtaining the necessary construction and environmental permits, unforeseen hazards such as weather conditions, acquisitions of rights-of-way and regulatory approval constraints.

     MAP's subsidiary, Ohio River Pipe Line LLC ("ORPL"), plans to build a pipeline from Kenova, West Virginia to Columbus, Ohio. ORPL is a common carrier pipeline company and the pipeline will be an interstate common carrier pipeline. The pipeline is expected to initially move about 50,000 bpd of refined petroleum into the central Ohio region. Construction is currently expected to begin in late 2000. However, the construction schedule is largely dependent on obtaining the necessary rights-of-way, of which approximately 90 percent have been obtained to date, and final regulatory approvals. ORPL is still negotiating with various landowners to obtain the remaining rights-of-way. In addition, where appropriate, ORPL has brought condemnation actions to acquire rights-of-way. These actions are at various stages of litigation with one adverse decision on appeal.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                        ---------------------------------


Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% changes in commodity prices for open derivative commodity instruments are provided in the following table: (a)

                                           Incremental Decrease
                                             in Pretax Income
                                         Assuming a Hypothetical
                                             Price Change of:

                                        10%   25%        10%   25%
                                         March 31,        March 31,
(Dollars in millions)                      2000            1999
----------------------------------------------------------------------------------
Derivative Commodity Instruments
Marathon Group (b) (c)
    Crude oil
       Trading (f)                      $-  $2.5 (e)    $-     $-
       Other than trading (f)         22.7  64.8 (d)   4.8   28.3(e)
    Natural gas
       Trading                           -     -         -      -
       Other than trading (f)          4.0  13.6 (e)   9.2   23.7(e)
    Refined products
       Trading                           -     -         -      -
       Other than trading (f)          3.9  10.6 (d)   4.1   10.8(e)

      (a) Gains and losses on derivative commodity instruments used for other than trading activities are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 2000 and March 31, 1999. Marathon Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to March 31, 2000, may cause future pretax income effects to differ from those presented in the table.
      (b) The number of net open contracts varied throughout first quarter 2000, from 15,084 contracts at January 10, to a high of 27,135 contracts at January 21, and averaged 20,246 for the quarter. The derivative commodity instruments used and hedging positions taken also varied throughout first quarter 2000, and will continue to vary in the future. Because of these variations in the composition of the portfolio over time, the number of open contracts, by itself, cannot be used to predict future income effects.
      (c) The calculation of sensitivity amounts for basis swaps assumes that the physical and paper indices are perfectly correlated. Gains and losses on options are based on changes in intrinsic value only.
      (d)  Price increase.
      (e)  Price decrease.
      (f) The direction of the price change used in calculating the sensitivity amount for each commodity reflects that which would result in the largest incremental decrease in pretax income when applied to the derivative commodity instruments used to hedge that commodity.

                        MARATHON GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                    -----------------------------------------


Interest Rate Risk
------------------
     As of March 31, 2000, the discussion of the Marathon Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1999 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of March 31, 2000, the discussion of the Marathon Group's foreign currency exchange rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1999 Form 10-K.

Equity Price Risk
-----------------
     As of March 31, 2000, the Marathon Group had no material exposure to equity price risk.

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

                        MARATHON GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                 -----------------------------------------------


                                                         First Quarter
                                                         Ended March 31
(Dollars in millions)                                 2000           1999
-----------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS
  Exploration & Production ("E&P")
    Domestic                                            $201           $38
    International                                        108            (2)
                                                       -----         -----
      Income For E&P Reportable Segment                  309            36
  Refining, Marketing & Transportation                   140            45
  Other Energy Related Businesses (a)                     13            15
                                                       -----         -----
        Income For Reportable Segments                  $462           $96

  Items Not Allocated To Reportable Segments:
   Administrative Expenses                              $(28)         $(26)
   Inventory Market Valuation Reserve Adjustment           -           349
   Estimated Loss on Sale of Scurlock Permian              -           (16)
   Gain on Disposition of Angus/Stellaria                 87             -
   Gain on Ownership Change - MAP                          4             -
                                                       -----         -----
      Marathon Group Income From Operations             $525          $403

CAPITAL EXPENDITURES
  Exploration & Production                              $271          $149
  Refining, Marketing & Transportation                    60            46
  Other (b)                                                6             1
                                                       -----         -----
      Total                                             $337          $196

EXPLORATION EXPENSE
  Domestic                                               $31           $22
  International                                           14            41
                                                       -----         -----
      Total                                              $45           $63

INVESTMENTS IN EQUITY AFFILIATES - NET                   $20           $19

OPERATING STATISTICS

Net Liquid Hydrocarbon Production (c):
    United States                                      128.7         143.1
    Europe                                              29.4          34.0
    Other International                                 36.2          31.0
                                                       -----         -----
      Worldwide                                        194.3         208.1

Net Natural Gas Production (d):
    United States                                      751.4         769.3
    Europe (e)                                         361.5         399.5
    Other International                                135.0         189.5
                                                       -----       -------
      Total Consolidated                             1,247.9       1,358.3
    Equity Affiliate (CLAM)                             36.8          35.6
                                                       -----       -------
      Worldwide                                      1,284.7       1,393.9

Average Equity Sales Prices (f) (g):
  Liquid Hydrocarbons (per Bbl)
    Domestic                                          $24.12         $9.16
    International                                      25.85         10.73
  Natural Gas (per Mcf)
    Domestic                                           $2.18         $1.48
    International                                       2.42          1.86

Crude Oil Refined (c)                                  851.4         848.2
Refined Products Sold (c)                            1,218.6       1,121.0
Matching buy/sell volumes included in refined
  products sold (c)                                     49.0          38.1
MAP Merchandise Sales                                   $541          $459
------------

      (a) Includes domestic natural gas and crude oil marketing and transportation, and power generation.
      (b) Includes other energy related businesses and corporate capital expenditures.
      (c)  Thousands of barrels per day
      (d)  Millions of cubic feet per day
      (e) Includes gas acquired for injection and subsequent resale of 14 and 20 mmcfd in the first quarter of 2000 and 1999, respectively.
      (f)  Prices exclude gains and losses from hedging activities.
      (g)  Prices exclude equity affiliates and purchase/resale gas.

     C.   U. S. Steel Group

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)
                      ------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions, except per share amounts)        2000         1999
--------------------------------------------------------------------------------
REVENUES:
  Sales                                               $1,540        $1,246
  Income (loss) from affiliates                           (7)          (23)
  Net gains (losses) on disposal of assets                15           (12)
  Other income (loss)                                     (1)            -
                                                      ------        ------
     Total revenues                                    1,547         1,211
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales (excludes items shown below)           1,387         1,157
  Selling, general and administrative expenses (credits) (63)          (70)
  Depreciation, depletion and amortization                75            71
  Taxes other than income taxes                           57            55
                                                      ------        ------
     Total costs and expenses                          1,456         1,213
                                                      ------        ------
INCOME (LOSS) FROM OPERATIONS                             91            (2)
Net interest and other financial costs                    24             8
                                                      ------        ------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY LOSS  67           (10)
Provision (credit) for estimated income taxes             24            (1)
                                                      ------        ------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                   43            (9)
Extraordinary loss on extinguishment of debt,
 net of income tax                                         -             5
                                                      ------        ------
NET INCOME (LOSS)                                         43           (14)
Dividends on preferred stock                               2             2
                                                      ------        ------
NET INCOME (LOSS) APPLICABLE TO STEEL STOCK              $41          $(16)
                                                      ======        ======
STEEL STOCK DATA:
  Income (loss) before extraordinary loss                $41          $(11)
    - Per share - basic and diluted                      .45          (.13)

  Extraordinary loss, net of income tax                    -             5
    - Per share - basic and diluted                        -           .05

  Net income (loss)                                      $41          $(16)
    - Per share - basic and diluted                      .45          (.18)

  Dividends paid per share                               .25           .25

  Weighted average shares, in thousands
    - Basic                                           88,422       88,368
    - Diluted                                         88,430       88,368

Selected notes to financial statements appear on pages 53-57.

                      U. S. STEEL GROUP OF USX CORPORATION
                            BALANCE SHEET (Unaudited)
                      ------------------------------------
                                                     March 31   December 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                               $5           $22
  Receivables, less allowance for doubtful
   accounts of $12 and $10                               884           838
  Income taxes receivable                                 37            97
  Inventories                                            758           743
  Deferred income tax benefits                           281           281
  Other current assets                                     3             -
                                                      ------        ------
     Total current assets                              1,968         1,981

Investments and long-term receivables,
 less reserves of $3 and $3                              572           572
Property, plant and equipment, less accumulated
 depreciation, depletion and amortization of
 $6,282 and $6,232                                     2,478         2,516
Prepaid pensions                                       2,474         2,404
Other noncurrent assets                                   57            52
                                                      ------        ------
     Total assets                                     $7,549        $7,525
                                                      ======        ======
LIABILITIES

Current liabilities:
  Accounts payable                                      $695          $739
  Payroll and benefits payable                           323           322
  Accrued taxes                                          169           177
  Accrued interest                                        11            15
  Long-term debt due within one year                       9            13
                                                      ------        ------
     Total current liabilities                         1,207         1,266

Long-term debt, less unamortized discount                931           902
Deferred income taxes                                    418           348
Employee benefits                                      2,231         2,245
Deferred credits and other liabilities                   448           459
Preferred stock of subsidiary                             66            66
USX obligated mandatorily redeemable convertible preferred
 securities of a subsidiary trust holding solely junior
 subordinated convertible debentures of USX              183           183

STOCKHOLDERS' EQUITY
Preferred stock                                            2             3
Common stockholders' equity                            2,063         2,053
                                                      ------        ------
     Total stockholders' equity                        2,065         2,056
                                                      ------        ------
     Total liabilities and stockholders' equity       $7,549        $7,525
                                                      ======        ======

Selected notes to financial statements appear on pages 53-57.

                      U. S. STEEL GROUP OF USX CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)
                      ------------------------------------
                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES:
Net income (loss)                                        $43          $(14)
Adjustments to reconcile to net cash provided
 from operating activities:
  Extraordinary loss                                       -             5
  Depreciation, depletion and amortization                75            71
  Pensions and other postretirement benefits             (75)          (51)
  Deferred income taxes                                   69            22
  Net (gains) losses on disposal of assets               (15)           12
  Changes in:
     Current receivables - sold                            -            30
                         - operating turnover             13           (33)
     Inventories                                         (15)          (14)
     Current accounts payable and accrued expenses       (56)           30
  All other - net                                         (3)           22
                                                      ------        ------
     Net cash provided from operating activities          36            80
                                                      ------        ------
INVESTING ACTIVITIES:
Capital expenditures                                     (45)          (79)
Disposal of assets                                        13             2
Restricted cash      - withdrawals                         1             -
                     - deposits                           (1)           (4)
Affiliates - investments                                 (11)            -
All other - net                                            1             -
                                                      ------        ------
     Net cash used in investing activities               (42)          (81)
                                                      ------        ------
FINANCING ACTIVITIES:
Increase in U. S. Steel Group's portion of USX
 consolidated debt                                        26            42
Specifically attributed debt repayments                   (2)           (8)
Preferred stock repurchased                              (11)            -
Dividends paid                                           (24)          (24)
                                                      ------        ------
  Net cash provided from (used in) financing activities  (11)           10
                                                      ------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (17)            9
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            22             9
                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $5           $18
                                                      ======        ======
Cash provided from (used in) operating activities included:
  Interest and other financial costs paid (net of
   amount capitalized)                                  $(25)         $(25)
  Income taxes (paid) refunded, including settlements
   with the Marathon Group                                94            (2)

Selected notes to financial statements appear on pages 53-57.

                      U. S. STEEL GROUP OF USX CORPORATION
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                     --------------------------------------
                                   (Unaudited)

     1. The information furnished in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain reclassifications of prior year data have been made to conform to 2000 classifications. Additional information is contained in the USX Annual Report on Form 10-K for the year ended December 31, 1999.

     EITF Topic No. D-88, issued in March 2000, requires companies to disclose their accounting policy for costs incurred in connection with planned major maintenance activities. For the U. S. Steel Group, such costs primarily are associated with blast furnace relines, which are separately capitalized in property, plant and equipment. Such costs are amortized over their estimated useful life, which is generally the period until the next scheduled reline.

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

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     2.   (Continued)

          The financial statement provision for estimated income taxes and related tax payments or refunds have been reflected in the U. S. Steel Group and the Marathon Group financial statements in accordance with USX's tax allocation policy for such groups. In general, such policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the U. S. Steel Group and the Marathon Group for group financial statement purposes, based principally upon the financial income, taxable income, credits, preferences and other amounts directly related to the respective groups.

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

     3. The U. S. Steel Group's total comprehensive income (loss) was
     $44 million for the first quarter of 2000 and $(18) million for the first quarter of 1999.

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

          See Note 6, of the Notes to USX Consolidated Financial Statements for the computation of income per share.

     5. In 1999, USX irrevocably deposited with a trustee the entire 5.5 million common shares it owned in RTI International Metals (RTI). The deposit of the shares resulted in the satisfaction of USX's obligation under its 6-3/4% Exchangeable Notes (indexed debt) due February 1, 2000. Under the terms of the indenture, the trustee exchanged one RTI share for each note at maturity; therefore, none reverted back to USX.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)
     5.   (Continued)

          As a result of the above transaction, USX recorded in the first quarter of 1999 an extraordinary loss of $5 million, net of a $3 million income tax benefit, representing prepaid interest expense and the write-off of unamortized debt issue costs, and a pretax charge of $22 million, representing the difference between the carrying value of the investment in RTI and the carrying value of the indexed debt, which is included in net gains (losses) on disposal of assets.

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

                                                      First Quarter Ended
                                                            March 31
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues:
  Customer                                            $1,536        $1,245
  Intergroup (a)                                           4             1
  Equity in losses of unconsolidated affiliates           (7)          (23)
  Other                                                   14            10
                                                      ------        ------
     Total revenues                                   $1,547        $1,233
                                                      ======        ======
Segment income (loss)                                    $54           $(3)
                                                      ======        ======

(a) Intergroup sales and transfers were conducted under terms comparable to those with unrelated parties.

          Effective January 1, 2000, USX changed its methodology for allocating the pension credit or cost associated with its principal pension plans for internal business performance reporting purposes. Since future contributions to these plans are expected to be minimal due to their overfunded position, no pension credit or cost is allocated to the U. S. Steel operating segment. Prior years' segment income or loss has been restated to conform with the current allocation methodology.

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     6.   (Continued)

          The following schedule reconciles segment revenue and income (loss) to amounts reported in the U. S. Steel Group's financial statements:

                                                      First Quarter Ended
                                                            March 31
(In millions)                                          2000         1999
--------------------------------------------------------------------------------
Revenues of reportable segment                        $1,547        $1,233
Loss on investment in RTI stock used to satisfy
 indexed debt obligations                                  -           (22)
                                                      ------        ------
     Total Group revenues                             $1,547        $1,211
                                                      ======        ======

Income (loss) for reportable segment                     $54           $(3)
Items not allocated to segment:
  Administrative expenses                                 (6)           (5)
  Net pension credits                                     65            52
  Costs related to former business activities            (22)          (24)
  Loss on investment in RTI stock used to satisfy
   indexed debt obligations                                -           (22)
                                                      ------        ------
     Total Group income (loss) from operations           $91           $(2)
                                                      ======        ======

     7. Inventories are carried at the lower of cost or market. Cost of inventories is determined primarily under the last-in, first-out (LIFO) method.

                                                         (In millions)
                                                   -------------------------
                                                     March 31   December 31
                                                       2000         1999
                                                   -----------  -----------
    Raw materials                                       $114          $101
    Semi-finished products                               378           392
    Finished products                                    211           193
    Supplies and sundry items                             55            57
                                                        ----          ----
      Total                                             $758          $743
                                                        ====          ====

                      U. S. STEEL GROUP OF USX CORPORATION
               SELECTED NOTES TO FINANCIAL STATEMENTS (Continued)
               --------------------------------------------------
                                   (Unaudited)


     8. At March 31, 2000, and December 31, 1999, income taxes receivable represents an estimated income tax receivable from the Marathon Group. In addition, included in investments and long-term receivables at March 31, 2000, and December 31, 1999, is $97 million income taxes receivable from the Marathon Group. These amounts have been determined in accordance with the tax allocation policy discussed in Note 2.

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

          The U. S. Steel Group is subject to federal, state and local laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2000, and December 31, 1999, accrued liabilities for remediation totaled $100 million and $101 million, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

          For a number of years, the U. S. Steel Group has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first quarter of 2000 and for the years 1999 and 1998, such capital expenditures totaled $8 million, $32 million and $49 million, respectively. The U. S. Steel Group anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

          Guarantees by USX of the liabilities of affiliated entities of the
     U. S. Steel Group totaled $88 million at March 31, 2000. In the event that any defaults of guaranteed liabilities occur, USX has access to its interest in the assets of the affiliates to reduce U. S. Steel Group losses resulting from these guarantees. As of March 31, 2000, the largest guarantee for a single affiliate was $61 million.

          The U. S. Steel Group's contract commitments to acquire property, plant and equipment at March 31, 2000, totaled $58 million compared with $83 million at December 31, 1999.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 -----------------------------------------------


     The U. S. Steel Group includes U. S. Steel, which is engaged in the production, transportation and sale of steel mill products, coke, and taconite pellets; the management of mineral resources; domestic coal mining; real estate development; and engineering and consulting services. Certain business activities are conducted through joint ventures and partially owned companies, such as USS-POSCO Industries ("USS-POSCO"), PRO-TEC Coating Company ("PRO-TEC"), Transtar, Inc. ("Transtar"), Clairton 1314B Partnership, VSZ U. S. Steel,
s. r.o, and Republic Technologies International, LLC ("Republic"). Management's Discussion and Analysis should be read in conjunction with the U. S. Steel Group's Financial Statements and Notes to Financial Statements. The discussion of Results of Operations should be read in conjunction with the Supplemental Statistics provided on page 68.

     Certain sections of Management's Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of the U. S. Steel Group. These statements typically contain words such as "anticipates", "believes", "estimates", "expects", "intends" or similar words indicating that future outcomes are not known with certainty and subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. For additional risk factors affecting the businesses of the U. S. Steel Group, see Supplementary Data -- Disclosures About Forward-Looking Information in USX 1999 Form 10-K.

Results of Operations
---------------------
     Revenues for the first quarter of 2000 and 1999 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
Revenues of reportable segment                        $1,547        $1,233
Revenues not allocated to reportable segment               -           (22)
                                                      ------        ------
  Total revenues                                      $1,547        $1,211
                                                      ======        ======

     Total reportable segment revenues increased by $314 million in the first quarter of 2000 compared with the first quarter of 1999. The increase primarily reflected higher shipment volumes (total steel shipments increased almost 600,000 tons), better product mix, particularly in plate and tubular products, and better results from affiliates.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     Income (loss) from operations for the U. S. Steel Group for the first quarter of 2000 and 1999 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
Segment income (loss) for U. S. Steel operations (a)     $54           $(3)
Items not allocated to segment:
  Net pension credits                                     65            52
  Administrative expenses                                 (6)           (5)
  Costs related to former business activities (b)        (22)          (24)
  Loss on investment in RTI stock used to satisfy indexed
   debt obligations (c)                                    -           (22)
                                                      ------        ------
    Total income (loss) from operations                  $91           $(2)
                                                      ======        ======
------

        (a) Includes income from the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; engineering and consulting services; and equity income from joint ventures and partially owned companies, such as USS-POSCO Industries, PRO-TEC Coating Company, Transtar Inc., Republic Technologies International, LLC and VSZ U. S. Steel, s. r.o. Also includes results of real estate development and leasing and financing activities.
         (b) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the
      U. S. Steel Group.
         (c) For further details, see Note 5 to the U. S. Steel Group Financial Statements.

Segment income for U. S. Steel operations

     Segment income for U. S. Steel operations increased $57 million in the first quarter of 2000, compared with the first quarter of 1999, which included a $10 million charge for environmental accruals. The increase in segment income in the first quarter of 2000 for U. S. Steel operations was primarily due to higher shipments, better product mix, particularly plate and tubular products, and better results from affiliates. Segment income for 1999 was restated to conform with the current pension allocation methodology; therefore no pension credit or cost is allocated to the U. S. Steel operations segment.

Item not allocated to segment

     Net pension credits associated with all of U. S. Steel's pension plans are not included in segment income for U. S. Steel operations. These net pension credits, which are primarily noncash, totaled $65 million in first quarter of 2000, compared to $52 million in first quarter of 1999. Future net pension credits can vary depending upon the market performance of plan assets, changes in actuarial assumptions regarding such factors as a selection of a discount rate and rate of return on assets, changes in the amortization levels of transition amounts or prior period service costs, plan amendments affecting benefit payout levels and profile changes in the beneficiary populations being valued. To the extent net pension credits decline in the future, income from operations would be adversely affected.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------


     Net interest and other financial costs for the first quarter of 2000 and 1999 are set forth in the following table:

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                  2000         1999
--------------------------------------------------------------------------------
Net interest and other financial costs                   $24            $8
Less:
  Favorable adjustment to carrying
                     value of indexed debt(a)              -           (13)
                                                      ------        ------
Net interest and other financial costs
  adjusted to exclude above item                         $24           $21
                                                      ======        ======
-------

(a) In December 1996, USX issued $117 million of 6-3/4% Exchangeable Notes Due February 1, 2000 ("indexed debt"), mandatorily exchangeable at maturity for common stock of RTI International Metals, Inc. ("RTI") or for the equivalent amount of cash, at USX's option. The carrying value of indexed debt was adjusted quarterly to settlement value based on changes in the value of RTI common stock. Any resulting adjustment was charged or credited to income and included in interest and other financial costs. In 1999, USX satisfied its obligation by irrevocably depositing with a trustee the RTI common stock. For further discussion, see Note 5 to the U. S. Steel Group Financial Statements.

     The provision for estimated income taxes in the first quarter of 2000 increased compared to the same period in 1999 primarily due to an increase in income before income taxes.

     The extraordinary loss on extinguishment of debt of $5 million (net of $3 million income tax benefit) in the first quarter of 1999 represents prepaid interest expense and the write-off of unamortized debt issue costs resulting from the satisfaction of USX's obligation of its indexed debt. For further discussion, see Note 5 to the U. S. Steel Group Financial Statements.

     Net income in the first quarter of 2000 was $43 million, compared with a net loss of $14 million in the first quarter of 1999. Net income increased $57 million in the first quarter of 2000 compared to the same period in 1999, primarily reflecting the factors discussed above.

Operating Statistics
--------------------
     First quarter 2000 steel shipments of 3.0 million tons and raw steel production of 3.2 million tons increased 25% and 15%, respectively, from the same period in 1999. Raw steel capability utilization in the first quarter of 2000 averaged 99%, compared to 87% in the same period in 1999.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------


Cash Flows
----------
     Net cash provided from operating activities decreased $44 million in the first quarter of 2000, compared with the first quarter of 1999. The decrease was due primarily to unfavorable working capital changes, partially offset by improved net income.

     Capital expenditures in the first quarter of 2000 were $45 million, compared with $79 million in the same period in 1999. The decrease of $34 million is due to a reduction in budgeted projects.

     Financial obligations increased by $24 million in the first quarter of 2000, reflecting dividend payments, preferred stock repurchases and a decrease in cash from operations, partially offset by lower capital expenditures. Financial obligations consist of the U. S. Steel Group's portion of USX debt and preferred stock of a subsidiary attributed to both groups, as well as debt and financing agreements specifically attributed to the U. S. Steel Group.

     Contract commitments at March 31, 2000, totaled $58 million, compared with $83 million at December 31, 1999.

Derivative Instruments
----------------------
     See Quantitative and Qualitative Disclosures About Market Risk for discussion of derivative instruments and associated market risk for U. S. Steel Group.

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

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     USX has been notified that it is a potential responsible party ("PRP") at 27 waste sites related to the U. S. Steel Group under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") as of March 31, 2000. In addition, there are 12 sites related to the U. S. Steel Group where USX has received information requests or other indications that USX may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 31 additional sites related to the U. S. Steel Group where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, USX is one of a number of parties involved and the total cost of remediation, as well as USX's share thereof, is frequently dependent upon the outcome of investigations and remedial studies. The U. S. Steel Group accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required.

     In 1997, USS/Kobe Steel Company ("USS/Kobe"), a joint venture between USX and Kobe Steel, Ltd. ("Kobe"), was the subject of a multi-media audit by the United States Environmental Protection Agency ("EPA") that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Capital Partners II to form Republic. The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC ("Lorain Tubular"), which operated as a joint venture between USX and Kobe until December 31, 1999 when USX purchased all of Kobe's interest in Lorain Tubular. Republic and Lorain Tubular are continuing negotiations with the EPA. Most of the matters raised by the EPA relate to Republic's facilities; however, air discharges from Lorain Tubular's #3 seamless pipemill have also been cited. Lorain Tubular will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued.

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

Outlook
-------
     U. S. Steel expects shipment volumes and average steel product prices to be higher in 2000 compared to 1999. In recent years, demand for steel in the United States has been at high levels. However, average steel product prices, while on the rebound, continue to be restrained by the ongoing effects of steel imports. Any weakness in the U.S. economy for capital goods or consumer durables could adversely impact U. S. Steel Group's product prices and shipment levels.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

     USX owns a 16 percent equity method investment in Republic (through USX's ownership in Republic Technologies International Holdings, LLC ("Republic Holdings"), which is the sole owner of Republic). In its Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the SEC on May 9, 2000, Republic Holdings stated that "[it] and its [p]redecessors have historically incurred substantial losses...[Republic's] performance during the third and fourth quarters of 1999 was below expectations, causing the [c]ompany's liquidity position to be negatively affected. [Republic's] liquidity position has also been negatively impacted by the implementation of
[Republic's] consolidation plan...."  Republic Holdings' 10-K also discusses a number of actions that Republic's management has taken to improve its liquidity position. In the same report, Republic's independent accountants rendered an unqualified opinion and stated that "[Republic] and [its] [p]redecessors' recurring losses and negative cash flows from operations and ... [Republic's] members' interest deficiency and limited available liquidity from existing credit resources raise substantial doubt about its ability to continue as a going concern."

     At March 31, 2000, U. S. Steel Group's financial exposure to Republic totaled approximately $96 million consisting of its equity investment in Republic, an unsecured note receivable, unsecured trade accounts receivable and contingent liabilities on USX obligations assumed by Republic. USX is continuing to monitor this situation and if conditions continue to deteriorate, it may be necessary for USX to impair some or all of its investment in and receivables from Republic, and USX may further be responsible for the obligations of USX assumed by Republic.

     In March 2000, U. S. Steel announced it had reached a tentative agreement to acquire ownership of the steel and related assets of VSZ a.s. ("VSZ") located in the Slovak Republic. VSZ has an annual capacity of 4 million tons of raw steel production. The agreement is subject to satisfactory completion of U. S. Steel's due diligence investigation and approval by the shareholders of VSZ. The Board of Directors of USX Corporation has already approved the transaction.
U. S. Steel already participates in a tin mill joint venture with VSZ, VSZ U. S. Steel, s. r.o. Due diligence and documentation efforts are underway with the intent of having a closing date in late June and taking ownership by July 1, 2000.

     The above discussion includes forward-looking statements concerning shipments, pricing, equity affiliate performance, and completion of the VSZ acquisition. These statements are based on assumptions as to future product demand, prices and mix, production and the prompt closing of the VSZ acquisition. Steel shipments and prices can be affected by imports and actions of the U.S. Government and its agencies pertaining to trade, domestic and international economies, domestic production capacity, and customer demand. In the event these assumptions prove to be inaccurate, actual results may differ significantly from those presently anticipated. Some factors that could potentially affect the completion or timing of the VSZ closing include, among others, approval by the shareholders of VSZ and satisfactory completion of all necessary agreements and financing arrangements.

     Steel imports to the United States accounted for an estimated 27%, 26% and 30% of the domestic steel market in the first two months of 2000, and for the years 1999 and 1998, respectively.

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------


     On September 30, 1998, U. S. Steel joined with 11 other producers, the USWA and the Independent Steelworkers Union ("ISU") to file trade cases against hot-rolled carbon steel products from Japan, Russia, and Brazil. A final antidumping ("AD") order against Japan was issued on June 23, 1999. In the cases against Brazil, on July 7, 1999, the U. S. Department of Commerce ("Commerce") announced final countervailing ("CVD") and AD duty determinations and, contemporaneously, announced that it had entered into agreements with Brazil to suspend the investigations. In the case against Russia, on July 13, 1999, Commerce announced final AD duty determinations and, contemporaneously, announced that it had entered into an agreement with Russia to suspend the investigation. In addition, Commerce announced that it had also entered into a comprehensive agreement concerning all steel product imports from Russia except for plate products and hot-rolled products. Plate products from Russia are subject to a suspension agreement signed in 1997. Appeals are pending at the U.S. Court of International Trade ("CIT") in which various domestic producers have challenged the hot-rolled carbon steel suspension agreements with Brazil and Russia and respondents from all three countries have challenged various decisions of Commerce.

     On February 16, 1999, U. S. Steel joined with four other producers and the USWA to file trade cases against eight countries (Japan, South Korea, India, Indonesia, Macedonia, the Czech Republic, France, and Italy) concerning imports of cut-to-length plate products. AD cases were filed against all the countries and CVD duty cases were filed against all of the countries except Japan and the Czech Republic. On April 2, 1999, the U. S. International Trade Commission ("ITC") determined that the volume of imports from Macedonia and the Czech Republic were negligible, thereby terminating the investigations as to those countries. On February 11, 2000, final AD orders were issued against all the remaining countries, and final CVD orders were issued in all of the remaining CVD cases. Appeals by petitioners and respondent countries are pending at the CIT challenging various CVD decisions of Commerce in the cases against France, Italy and South Korea, and respondents from India are challenging the AD decisions of Commerce and the decision of the ITC.

     On June 2, 1999, U. S. Steel joined with eight other producers, the USWA and the ISU to file trade cases against twelve countries (Argentina, Brazil, China, Indonesia, Japan, Russia, South Africa, Slovakia, Taiwan, Thailand, Turkey, and Venezuela) concerning imports of cold-rolled sheet products. AD cases were filed against all the countries and CVD duty cases were filed against Brazil, Indonesia, Thailand, and Venezuela. On July 19, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries. It decided, however, to discontinue the investigations of subsidies on imports from Indonesia, Thailand, and Venezuela. After having found preliminary margins against each of the countries in each of the remaining cases, Commerce has announced final AD margins against Argentina, Brazil, Japan, Russia, South Africa, Thailand, Turkey and Venezuela and final CVD margins against Brazil. Final decisions from Commerce as to the remaining countries are expected in the first half of 2000. Commerce has announced that it has entered into an agreement with Russia to suspend the investigation. After a final injury hearing, on March 3, 2000, the ITC determined that the imports from

                      U. S. STEEL GROUP OF USX CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                  --------------------------------------------

Argentina, Brazil, Japan, Russia, South Africa, Thailand, Turkey and Venezuela were not causing material injury to the domestic industry, terminating the cases against these countries. The ITC's final injury determination for the remaining four countries is still pending. Appeals are pending at the CIT in which various domestic producers are challenging the ITC decisions.

     On June 30, 1999, U. S. Steel joined with four other producers and the USWA to file trade cases against five countries (the Czech Republic, Japan, Mexico, Romania, and South Africa) concerning imports of large and small diameter seamless carbon and alloy standard, line, and pressure pipe. On August 13, 1999, the ITC issued its preliminary determination that the domestic industry was being injured or threatened with injury as the result of imports from all of the countries. Commerce has announced preliminary duty determinations in each of the cases and final determinations with respect to Japan and South Africa. The remaining cases are subject to further investigation by Commerce and all cases are subject to further investigation by the ITC.

     U. S. Steel intends to file additional antidumping and countervailing duty petitions if unfairly traded imports adversely impact, or threaten to adversely impact, the results of the U. S. Steel Group.

     On September 1, 1999, Commerce and the ITC published public notices announcing the initiation of the mandatory five-year "sunset reviews" of antidumping and countervailing duty orders issued as a result of the cold-rolled, corrosion-resistant, and cut-to-length plate cases filed by the domestic industry in 1992. Under the "sunset review" procedure, an order must be revoked after five years unless Commerce and the ITC determine that dumping or a countervailable subsidy is likely to continue or recur and that material injury to the domestic industry is likely to continue or recur. Of the 34 orders issued concerning the various products imported from various countries, 26 are the subject of expedited review at Commerce because there was no response, inadequate response, or waiver of participation by the respondent parties. Therefore, at Commerce, only eight of the orders (corrosion-resistant, cold-rolled, and cut-to-length plate from Germany; corrosion-resistant and cut-to-length plate from Canada; corrosion-resistant from Japan; cold-rolled from the Netherlands; and cut-to-length plate from Romania) are the subject of a full review. On March 29, 2000, Commerce issued its final determinations of margins in the expedited reviews and found that if the CVD or AD orders were to be revoked, further dumping or subsidization would occur. In all eight cases subject to full review, it issued preliminary margins and a preliminary determination that, if the CVD or AD orders were to be revoked, further dumping or subsidization would occur. The ITC will conduct full reviews in all 34 of the cases, despite the fact that responses by some of the respondent countries were inadequate.

     On October 28, 1999, Weirton Steel, along with the USWA and the ISU, filed a trade case against tin- and chromium-coated steel sheet imports from Japan.
In December 1999, the ITC issued its preliminary determination that the domestic industry is being injured as a result of the imports from Japan and in April 2000, Commerce announced preliminary duty margins. This case is subject to further investigation by both the ITC and Commerce.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      -------------------------------------


Commodity Price Risk and Related Risks
--------------------------------------
     Sensitivity analysis of the incremental effects on pretax income of hypothetical 10% and 25% decreases in commodity prices for open derivative commodity instruments are provided in the following table: (a)

                                      Incremental Decrease
                                        in Pretax Income
                                    Assuming a Hypothetical
                                        Price Change of:

                                  10%    25%      10%   25%
                                 March 31,        March 31,
(Dollars in millions)               2000             1999
--------------------------------------------------------------------------------
Derivative Commodity Instruments
U. S. Steel Group
    Natural gas
       Other than trading         $-    $- (b)  $2.4  $6.0(b)
    Zinc
       Other than trading         .9   2.2 (b)   2.0   4.6(b)

  (a) Gains and losses on derivative commodity instruments are generally offset by price changes in the underlying commodity. Effects of these offsets are not reflected in the sensitivity analyses. Amounts reflect the estimated incremental effect on pretax income of hypothetical 10% and 25% changes in closing commodity prices for each open contract position at March 31, 2000, and March 31, 1999. U. S. Steel Group management evaluates its portfolio of derivative commodity instruments on an ongoing basis and adds or revises strategies to reflect anticipated market conditions and changes in risk profiles. Changes to the portfolio subsequent to March 31, 2000, may cause future pretax income effects to differ from those presented in the table.
  (b)  Price decrease.

Interest Rate Risk
------------------
     As of March 31, 2000, the discussion of the U. S. Steel Group's interest rate risk has not changed materially from that presented in Quantitative and Qualitative Disclosures About Market Risk included in USX's 1999 Form 10-K.

Foreign Currency Exchange Rate Risk
-----------------------------------
     As of March 31, 2000, the U. S. Steel Group had no material exposure to foreign currency exchange rate risk.

Equity Price Risk
-----------------
     As of March 31, 2000, the U. S. Steel Group had no material exposure to equity price risk.

                      U. S. STEEL GROUP OF USX CORPORATION
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK
                      ------------------------------------


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

                      U. S. STEEL GROUP OF USX CORPORATION
                       SUPPLEMENTAL STATISTICS (Unaudited)
                      ------------------------------------

                                                      First Quarter Ended
                                                            March 31
(Dollars in millions)                                2000           1999
--------------------------------------------------------------------------------

REVENUES                                              $1,547        $1,211

INCOME (LOSS) FROM OPERATIONS

  U. S. Steel operations (a) (b) (c)                     $54           $(3)
  Items not allocated to segment:
   Net Pension Credits (c)                                65            52
   Administrative Expenses                                (6)           (5)
   Costs related to former business activities (d)       (22)          (24)
   Loss on investment in RTI stock used to satisfy indexed
     debt obligations                                      -           (22)
                                                       -----         -----
  Total U. S. Steel Group                                $91           $(2)

CAPITAL EXPENDITURES                                     $45           $79

OPERATING STATISTICS

  Average steel price per ton                           $438          $436
  Steel Shipments (e)                                  2,980         2,381
  Raw Steel-Production (e)                             3,152         2,749
  Raw Steel-Capability Utilization (f)                 99.0%         87.1%
  Iron ore shipments (e)                               2,029         1,363

-----------
      (a) Results in first quarter 1999 included a $10 million charge for environmental accruals.

      (b) Includes the production and sale of steel products, coke and taconite pellets; domestic coal mining; the management of mineral resources; engineering and consulting services; and equity income from joint ventures and partially owned companies, such as USS-POSCO Industries, PRO-TEC Coating Company, Transtar Inc., Republic Technologies International, LLC and VSZ U. S. Steel, s. r.o. Also includes results of real estate development and leasing and financing activities.

      (c) Effective January 1, 2000, USX changed its methodology for allocating the pension credit or cost associated with its principal pension plans for internal business performance reporting purposes. Since future contributions to these plans are expected to be minimal due to their overfunded position, no pension credit or cost is allocated to current business activities. Accordingly, no pension credit or cost has been allocated to the U. S. Steel operations segment. Prior years' segment profit or loss has been restated to conform with the current allocation methodology.

      (d) Includes other postretirement benefit costs and certain other expenses principally attributable to former business units of the
          U. S. Steel Group.

      (e) Thousands of net tons.

      (f) Based on annual raw steel production capability of 12.8 million tons.

Part II - Other Information:
---------------------------
Item 1. LEGAL PROCEEDINGS

Marathon Group

Environmental Proceedings

      In October 1998, the National Enforcement Investigations Center and Region V of the United States Environmental Protection Agency conducted a multi-media inspection of MAP's Detroit refinery. Subsequently, in November 1998, Region V conducted a multi-media inspection of MAP's Robinson refinery. These inspections covered compliance with the Clean Air Act (New Source Performance Standards, Prevention of Significant Deterioration, and the National Emission Standards for Hazardous Air Pollutants for Benzene), the Clean Water Act (Permit exceedances for the Waste Water Treatment Plant), reporting obligations under the Emergency Planning and Community Right to Know Act and the handling of process waste.
Although MAP has been advised as to certain compliance issues regarding MAP's Detroit refinery, complete findings on the results of the inspections have not been issued. Thus far, MAP has been served with two Notices of Violation ("NOV") and three Findings of Violation in connection with the multi-media inspections at its Detroit refinery. The Detroit notices allege violations of the Michigan State Air Pollution Regulations, the EPA New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants for benzene. On March 6, 2000, MAP received its first NOV arising out of the multi-media inspection of the Robinson Refinery conducted in November 1998. The NOV is for alleged Resource Conservation and Recovery Act (hazardous waste) violations. MAP can contest the factual and legal basis for the allegations prior to the EPA taking enforcement action. At this time, it is not known when complete findings on the results of these multi-media inspections will be issued.

      On February 3, 2000, Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet, Department for Environmental Protection ("DEP") issued a NOV to Marathon Ashland Pipe Line LLC ("MAPL"), a wholly owned subsidiary of MAP for the January 27, 2000, pipeline release in Winchester, Kentucky. Currently, no civil penalty amount has been demanded, but the NOV references potential penalties up to $25,000 per day. MAPL has submitted an assessment plan to the DEP which was approved on April 7, 2000.

      On January 25, 2000, the DEP issued a NOV to Catlettsburg Refining, LLC, a wholly owned subsidiary of MAP. The NOV relates to a rupture of a storage tank on November 8, 1999, and a release of the tank's contents. The NOV cites numerous violations with potential civil penalties up to $25,000 per day.

Marathon has been advised that it is named as a defendant in a recently unsealed complaint in Wright v. AGIP, et al., a qui tam case which alleges that federal and Indian lessees violated the False Claims Act with respect to the reporting and payment of royalties on natural gas and natural gas liquids. The Department of Justice has reportedly announced that it would intervene against some of the companies other than Marathon. The Government is not required to file a complaint until the end of May.

U. S. Steel Group

Environmental Proceedings

In 1997, USS/Kobe Steel Company ("USS/Kobe"), a joint venture between USX and Kobe Steel, Ltd. ("Kobe"), was the subject of a multi-media audit by the EPA that included an air, water and hazardous waste compliance review. USS/Kobe and the EPA entered into a tolling agreement pending issuance of the final audit and commenced settlement negotiations in July 1999. In August 1999, the steelmaking and bar producing operations of USS/Kobe were combined with companies controlled by Blackstone Partners II to form Republic Technologies International, LLC ("Republic"). The tubular operations of USS/Kobe were transferred to a newly formed entity, Lorain Tubular Company, LLC ("Lorain Tubular"), which operated as a joint venture between USX and Kobe until December 1999 when USX purchased all of Kobe's interest in Lorain Tubular. Republic and Lorain Tubular are continuing negotiations with EPA. Most of the matters raised by the EPA relate to Republic's facilities; however, air discharges from Lorain Tubular's #3 seamless pipemill have also been cited. Lorain Tubular will be responsible for matters relating to its facilities. The final report and citations from the EPA have not been issued.

----------------------------------------

Item 5.  OTHER INFORMATION


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

                                                         (In millions)
                                                      -------------------
                                                      First Quarter Ended
                                                            March 31
                                                       2000         1999
                                                       ----         ----
INCOME DATA:
Revenues                                              $7,961        $4,842
Income from operations                                   533           408
Net income                                               262           111

                                                         (In millions)
                                                     ----------------------
                                                     March 31   December 31
                                                       2000         1999
                                                     --------   -----------
BALANCE SHEET DATA:
Assets:
Current assets                                        $6,027        $6,067
Noncurrent assets                                     11,616        11,499
                                                      ------        ------
Total assets                                         $17,643       $17,566
                                                      ======        ======

Liabilities and Stockholder's Equity:
Current liabilities                                   $3,280        $3,294
Noncurrent liabilities                                 9,047         9,276
Preferred stock of subsidiary                             10            10
Minority interest in income of Marathon
                Ashland Petroleum LLC                  1,811         1,753
Stockholder's equity                                   3,495         3,233
                                                      ------        ------
Total liabilities and stockholder's equity           $17,643       $17,566
                                                      ======        ======

----------------------------------------

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10(f)USX Supplemental Thrift Program,
               As Amended January 1, 2000

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

      USX CORPORATION


      By /s/ Larry G. Schultz
      -----------------------
          Larry G. Schultz
          Vice President -
             Accounting

May 11, 2000